Form 10-K
period 2013-12-31
MFA FINANCIAL, INC.
filed 2014-02-13
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2013

OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from                              to
Commission File Number: 1-13991
MFA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	13-3974868 (I.R.S. Employer Identification No.)

350 Park Avenue, 20th Floor, New York, New York (Address of principal executive offices)	10022 (Zip Code)
(212) 207-6400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	New York Stock Exchange

7.50% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	New York Stock Exchange

8.00% Senior Notes due 2042	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

On June 28, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3.05 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 7, 2014, the registrant had a total of 366,638,568 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on or about May 21, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We were incorporated in Maryland on July 24, 1997, and began operations on April 10, 1998.  We have elected to be taxed as a real estate investment trust (or REIT) for U.S. federal income tax purposes.  In order to maintain our qualification as a REIT, we must comply with a number of requirements under federal tax law, including that we must distribute at least 90% of our annual REIT taxable income to our stockholders.

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

In order to reduce our exposure to counterparty-related risk, we generally seek to enter into repurchase agreements and other financing arrangements, including but not limited to, resecuritizations, collateralized financing arrangements and other structured financings and derivatives, with a diversified group of financial institutions.  At December 31, 2013, we had outstanding balances under repurchase agreements with 26 separate lenders.

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

In addition to repurchase agreements, securitized debt and 8% Senior Notes due 2042 (or Senior Notes), we may also use other sources of funding in the future to finance our MBS portfolio, including, but not limited to, other types of collateralized borrowings, loan agreements, lines of credit, commercial paper or the issuance of debt securities.

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

EMPLOYEES

At December 31, 2013, we had 40 employees, all of whom were full-time.  We believe that our relationship with our employees is good.  None of our employees is unionized or represented under a collective bargaining agreement.

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

General.

Our business and operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply and demand for MBS, the availability of adequate financing, general economic and real estate conditions (both on national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our Non-Agency MBS.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS, the behavior of which involves various risks and uncertainties.  Interest rates and CPRs (which measure the amount of unscheduled principal payment on a bond as a percentage of the bond balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.  Our operating results also depend upon our ability to effectively manage the risks associated with our business operations, including interest rate, prepayment, financing and credit risks, while maintaining our qualification as a REIT.

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

With respect to Agency MBS, we often purchase securities that have a higher coupon rate than the prevailing market interest rates.  In exchange for a higher coupon rate, we typically pay a premium over par value to acquire these securities.  In accordance with U.S. generally accepted accounting principles (or GAAP), we amortize the premiums on our MBS over the life of the related MBS.  If the mortgage loans securing these securities prepay at a more rapid rate than anticipated, we will have to amortize our premiums on an accelerated basis which may adversely affect our profitability.  Defaults on Agency MBS typically have the same effect as prepayments because of the underlying Agency guarantee.  As of December 31, 2013, we had net purchase premiums of

$226.8 million, or 3.6% of current par value, on our Agency MBS and net purchase discounts of $1.502 billion, or 26.8% of current par value, on our Non-Agency MBS.

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

Our business strategy involves the use of borrowing or “leverage.”  Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our MBS and use the borrowed funds to finance the acquisition of additional investment assets.  We are not required to maintain any particular debt-to-equity ratio.  Future increases in the amount by which the collateral value is required to contractually exceed the repurchase transaction loan amount, decreases in the market value of our MBS, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal.  The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets.  If the interest income on our MBS purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations.  Such losses could be significant as a result of our leveraged structure.  The use of leverage to finance our MBS and other assets involves a number of other risks, including, among other things, the following:

•
Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability and liquidity.  As of December 31, 2013, we had amounts outstanding under repurchase agreements with 26 separate lenders.  A material adverse development involving one or more major financial institutions or the financial markets in general could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether.  Because all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability.  Furthermore, if a number of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings.

•
Our profitability may be materially adversely affected by a reduction in our leverage.  As long as we earn a positive spread between interest and other income we earn on our leveraged assets and our borrowing costs, we believe that we can generally increase our profitability by using greater amounts of leverage.  There can be no assurance, however, that repurchase financing will remain an efficient source of long-term financing for our assets.  The amount of leverage that we use may be limited because our lenders might not make funding available to us at acceptable rates or they may require that we provide additional collateral to secure our borrowings.  If our financing strategy is not viable, we will have to find alternative forms of financing for our assets which may not be available to us on acceptable terms or at acceptable rates.  In addition, in response to certain interest rate and investment environments or to changes in market liquidity, we could adopt a strategy of reducing our leverage by selling assets or not reinvesting principal payments as MBS amortize and/or prepay, thereby decreasing the outstanding amount of our related borrowings.  Such an action could reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale prices for which the assets were sold.

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

•
If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses.  When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders.  Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties in light of recent market conditions.  Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets.  At December 31, 2013, we had greater than 5% stockholders’ equity at risk to the following repurchase agreement counterparties: Alpine Securitization Corporation/Credit Suisse (approximately 23.9%), Wells Fargo (approximately 12.2%), RBS (approximately 8.0%) and UBS (approximately 7.7%).

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

We have experienced declines in the market value of certain of our assets resulting in us recording impairments, which have had an adverse effect on our results of operations and financial condition.

A decline in the market value of our MBS or other assets may require us to recognize an “other-than-temporary” impairment (or OTTI) against such assets under GAAP.  When the fair value of our MBS is less than its amortized cost at the balance sheet date, the security is considered impaired.  We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.”  If we intend to sell an impaired security, or it is more likely than not that we will be required to sell the impaired security before its anticipated recovery, then we must recognize an OTTI through charges to earnings equal to the entire difference between the MBS amortized cost and its fair value at the balance sheet date.  If we do not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through other accumulated comprehensive income/(loss) (or AOCI) on our consolidated balance sheets.  Impairments are recognized through other comprehensive income/(loss) (or OCI) and do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the MBS and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.

Any downgrade, or perceived potential of a downgrade, of U.S. sovereign credit ratings or the credit ratings of the U.S. Government-sponsored entities (or GSEs) by the various credit rating agencies may materially adversely affect our business.

During the summer of 2011, Standard & Poor’s Corporation (or S&P), one of the major credit rating agencies, downgraded the U.S. sovereign credit rating in response to the protracted debate over the “U.S. debt ceiling limit” and S&P’s perception of the U.S. Government’s ability to address its long-term budget deficit.  In addition, the credit rating of the GSEs was also downgraded by S&P in response to the downgrade in the U.S. sovereign credit rating, as the value of the Agency MBS issued by such GSEs and their ability to meet their obligations under such Agency MBS is impacted by the support provided to them by the U.S. Government and market perceptions of the strength of such support and the likelihood of its continuity.  On October 15, 2013, Fitch Ratings Service (or Fitch) placed the U.S. Government credit rating on negative watch, warning that a failure by the U.S. Government to honor interest or principal payments on U.S. Department of the Treasury (or U.S. Treasury) securities would impact its decision whether to downgrade the U.S. Government credit rating. Fitch also stated that the manner and duration of an agreement to raise the debt ceiling and resolve the budget impasse, as well as the perceived risk of such events occurring in the future, would weigh on its ratings. We could be negatively affected in a number of ways in the event of a default by the U.S. Government, a downgrade of the U.S. sovereign credit rating by Fitch or other credit rating agencies or a further downgrade by S&P.  Such negative impacts could include changes in the financing terms of our repurchase agreements collateralized by Agency MBS, which could include higher financing costs and/or a reduction in the amount of financing provided based on the market value of collateral posted under these agreements.  In addition, to the extent that the credit rating of any or all of the GSEs were to be downgraded by other credit rating agencies or further downgraded by S&P, the value of our Agency MBS could be adversely affected. These outcomes could in turn materially adversely affect our operations and financial condition in a number of ways, including a reduction in the net interest spread between our assets and associated repurchase agreement borrowings or by decreasing our ability to obtain repurchase agreement financing on acceptable terms, or at all.

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

A significant number of the mortgages collateralizing our MBS may be concentrated in certain geographic areas.  For example, with respect to our Non-Agency MBS portfolio, we have significantly higher exposure in California, Florida, New York, Virginia and Maryland.  (See “Market Value Risk” included under Part II, Item 7A.  “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K)  Certain markets within these states (particularly California and Florida) experienced significant decreases in residential home value during the recent housing crisis.  Any event that adversely affects the economy or real estate market in these states could have a disproportionately adverse effect on our Non-Agency MBS portfolio.  In general, any material decline in the economy or significant difficulties in the real estate markets would be likely to cause a decline in the value of residential properties securing the mortgages in the relevant geographic area.  This, in turn, would increase the risk of delinquency, default and foreclosure on real estate collateralizing our Non-Agency MBS in this area.  This may then materially adversely affect our credit loss experience on our Non-Agency MBS in such area if unexpectedly high rates of default (e.g., in excess of the default rates forecasted) and/or higher than expected loss severities on the mortgages collateralizing such securities were to occur.

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

We have investments in Non-Agency MBS collateralized by Alt A loans and may also have investments collateralized by subprime mortgage loans, which, due to lower underwriting standards, are subject to increased risk of losses.

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

Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings.  We rely primarily on borrowings under repurchase agreements to finance the acquisition of MBS which have longer-term contractual maturities.  Even though the majority of our MBS have interest rates that adjust over time based on changes in corresponding interest rate indexes, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our MBS.  In general, if the interest expense on our borrowings increases relative to the interest income we earn on our MBS, our profitability may be materially adversely affected, including due to the following reasons:

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

•
A flat or inverted yield curve may adversely affect ARM-MBS prepayment rates and supply.  Our net interest income varies primarily as a result of changes in interest rates as well as changes in interest rates across the yield curve.  When the differential between short-term and long-term benchmark interest rates narrows, the yield curve is said to be “flattening.”  In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on ARMs, potentially decreasing the supply of ARM-MBS.  At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve.  When the yield curve is inverted, fixed-rate mortgage rates may approach or be lower than mortgage rates on ARMs, further increasing ARM-MBS prepayments and further negatively impacting ARM-MBS supply.  Increases in prepayments on our MBS portfolio cause our premium amortization to accelerate, lowering the yield on such assets.  If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

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

Our business is highly dependent on our information and communications systems.  Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on operating results, the market price of our common stock and other securities and our ability to pay dividends to our stockholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions.

Computer malware, viruses, and computer hacking and phishing attacks have become more prevalent in our industry and may occur on our systems in the future. We rely heavily on financial, accounting and other data processing systems. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems or any failure to maintain performance, reliability and security of our technical infrastructure. As a result, any such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

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

A deterioration in the condition of European banks and financial institutions could have a material adverse effect on our business.

In the years following the financial and credit crisis of 2007-2008, certain of our repurchase agreement counterparties in the United States and Europe experienced financial difficulty and were either rescued by government assistance or otherwise benefited from accommodative monetary policy of Central Banks.  Several European governments implemented measures to attempt to shore up their financial sectors through loans, credit guarantees, capital infusions, promises of continued liquidity funding and interest rate cuts.  Additionally, other governments of the world’s largest economic countries also implemented interest rate cuts.  Although economic and credit conditions have stabilized in the past few years, there is no assurance that these and other plans and programs will be successful in the longer term, and, in particular, when governments and central banks begin to significantly unwind or otherwise reverse these programs and policies.  If unsuccessful, this could materially adversely affect our financing and operations as well as those of the entire mortgage sector in general.

As Europe continues to experience credit-related concerns, particularly in countries such as Greece, Italy, Spain and Portugal, there is a risk to the financial condition and stability of major European banks.  Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of various investments, including MBS investments.  During the past few years, the U.S. government placed many of the U.S. banking subsidiaries of these major European banks on credit watch.  If European credit concerns continue to impact these major European banks, there is the possibility that it will also impact the operations of their U.S. banking subsidiaries.  This could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

Government use of eminent domain to seize underwater mortgages could materially adversely affect the value of, and the returns on, our MBS.

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States, with significantly higher exposure in California, Florida, New York, Virginia and Maryland.  Several county and municipal governments have discussed using eminent domain to seize from mortgage holders the mortgages of borrowers who are underwater, but not in default. In August 2013, the U.S. Federal Housing Finance Agency (or FHFA) released a statement expressing serious concerns on the use of eminent domain to restructure mortgages, based on a review it conducted since requesting public input on the proposal in August 2012, and indicated that it may take action in response to the use of eminent domain to restructure mortgage loans. However, if definitive action is taken by any local governments and such actions withstand Constitutional and other legal challenges, resulting in mortgages securing our Non-Agency MBS being seized using eminent domain, the consideration received from the seizing authorities for such mortgages may be substantially less than the outstanding principal balance, which would result in a realized loss and a corresponding write-down of the principal balance of those mortgages. The result of these seizures would be that the amounts we receive on our Non-Agency MBS would be less than we would otherwise have received if the mortgage loans had not been seized, which may result in a decline in the market value and/or OTTI of these securities. If governments ultimately adopt such plans and mortgages securing our Non-Agency MBS are seized on a widespread scale, it could have a material adverse effect on the value of and/or returns on our Non-Agency MBS and our results of operations more generally.

Risks Associated With Adverse Developments in the Mortgage Finance and Credit Markets

Market conditions for mortgages and mortgage-related assets as well as the broader financial markets may materially adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally.  Beginning in 2007, significant adverse changes in financial market conditions resulted in a deleveraging of the entire global financial system and the forced sale of large quantities of mortgage-related and other financial assets, which resulted in significant volatility in the market for mortgages and mortgage-related assets and significant losses by certain commercial banks, investment banks and insurance companies with exposure to the residential mortgage market. The 2007-2008 financial crisis and its aftermath impacted investor perception of the risk associated with residential MBS, real estate-related securities and various other asset classes in which we invest, which has continued, in varying degrees through the present.  More recently, concerns over economic growth rates, continuing relatively high levels of unemployment and uncertainty regarding future U.S. monetary policy have contributed to increased interest rate volatility.  As a result of these circumstances, values for residential MBS, real estate-related securities and various other asset classes in which we may invest have experienced volatility.  Any decline in the value of our investments, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place.  Although markets have stabilized more recently, renewed volatility and/or deterioration in the broader residential mortgage and MBS markets could materially adversely affect the performance and market value of our investments.

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

In response to general market instability and, more specifically, the financial conditions of Fannie Mae and Freddie Mac, in July 2008 Congress enacted the Housing and Economic Recovery Act of 2008 established a new regulator for Fannie Mae and Freddie Mac, the FHFA.  In September 2008, the U.S. Treasury, the FHFA, and the U.S. Federal Reserve announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage finance and protect taxpayers.  Under this plan, among other things, the FHFA was appointed as conservator of both Fannie Mae and Freddie Mac, allowing the FHFA to control the actions of the two GSEs without forcing them to liquidate (which would have been the case under receivership).  The primary focus of the plan was to increase the availability of mortgage financing by allowing these GSEs to continue to grow their guarantee business without limit, while limiting the size of their retained mortgage and Agency MBS portfolios and requiring that these portfolios be reduced over time.

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

Those efforts resulted in significant U.S. Government financial support and increased control of the GSEs.  In December 2013, the FHFA reported that, from the time of execution of the preferred stock purchase agreements, funding provided to Fannie Mae and Freddie Mac under the preferred stock purchase agreements totaled approximately $187.5 billion.  The U.S. Treasury committed to support the positive net worth of Fannie Mae and Freddie Mac through preferred stock purchases as necessary. Although neither GSE has needed additional funding from the Treasury since the second quarter of 2012, FHFA had previously made projections for stock purchases through 2015, predicting that cumulative U.S. Treasury draws (including dividends) at the end of 2015 could range from $191 billion to $209 billion.  Those preferred stock purchase agreements, as amended, also require the reduction of Fannie Mae’s and Freddie Mac’s mortgage and Agency MBS portfolios (such portfolios were limited to $900 billion as of December 31, 2009, and to $810 billion as of December 31, 2010, and must be reduced each year until their respective mortgage assets reach $250 billion).  In August 2012, the Treasury Department amended its stock purchase agreements to provide that the GSEs’ portfolios will be wound down at an annual rate of 15 percent (an increase of five percent over the previously agreed annual rate of ten percent), requiring the GSEs’ to reach the $250 billion target four years earlier than previously planned.

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

In addition, the problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans.  In 2011, the Obama administration proposed a plan to wind down the GSEs, and both houses of Congress are considering legislation to reform the GSEs, their functions and their missions. The future roles of Fannie Mae and Freddie Mac are likely to be reduced (perhaps significantly) and the nature of their guarantee obligations could be considerably limited relative to historical measurements.  Alternatively, it is still possible that Fannie Mae and Freddie Mac could be dissolved entirely or privatized, and, as mentioned above, the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market.  Any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, operations and financial condition.  If Fannie Mae or Freddie Mac were to be eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), we may be unable to acquire additional Agency MBS and our existing Agency MBS could be materially and adversely impacted.

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

As indicated above, as legislation enacted over the past few years has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government, future legislation could further change that relationship by, among other things, reforming the entities and their functions, or by nationalizing, privatizing, or eliminating such entities entirely.  Any law affecting the GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such laws could increase the risk of loss on our investments in Agency MBS guaranteed by Fannie Mae and/or Freddie Mac.  It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade.  All of the foregoing could materially and adversely affect our business, operations and financial condition.

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

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets.  For instance, the Dodd-Frank Act imposes significant restrictions on the proprietary trading activities of certain banking entities and subjects other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities.  The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the MBS market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements.  The Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans.  While the full impact of the Dodd-Frank Act cannot be assessed until the final regulations are fully operationalized, the Dodd-Frank Act’s extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of MBS, both of which could have a material adverse effect on our business.

In addition, U.S. Government, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to continue to address the fallout from the 2007-2008 financial and credit crisis.  We cannot predict whether or when such actions may occur or what affect, if any, such actions could have on our business, results of operations and financial condition.

Risks Related to Our Hedging and Investment Strategies

Our use of hedging strategies to mitigate our interest rate exposure may not be effective.

In accordance with our operating policies, we pursue various types of hedging strategies, including interest rate swap agreements (or Swaps), interest rate cap agreements and other derivative transactions, to seek to mitigate or reduce our exposure to losses from adverse changes in interest rates.  Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and financing sources used and other changing market conditions.  No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed and there is no guarantee that the implementation of any hedging strategy would have the desired impact on our results of operations or financial condition.  Certain of the U.S. federal income tax requirements that we must satisfy in order to qualify as a REIT may limit our ability to hedge against such risks.  We will not enter into derivative transactions if we believe that they will jeopardize our qualification as a REIT.

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

The characteristics of hedging instruments present various concerns, including illiquidity, enforceability, and counterparty risks, which could adversely affect our business and results of operations.

As indicated above, from time to time we enter into Swaps. Entities entering into Swaps are exposed to credit losses in the event of non-performance by counterparties to these transactions. The Commodities Futures Trading Commission (CFTC), issued new rules that became effective in October 2012 regarding Swaps under the authority granted to it pursuant to the Dodd-Frank Act. Although the new rules do not directly affect the negotiations and terms of individual Swap transactions between counterparties, they do require that the clearing of all Swap transactions through registered derivatives clearing organizations, or swap execution facilities, through standardized documents under which each Swap counterparty transfers its position to another entity whereby the centralized clearinghouse effectively becomes the counterparty to each side of the Swap. It is the intent of the Dodd-Frank Act that the clearing of Swaps in this manner is designed to avoid concentration of swap risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members. In addition to greater initial and periodic margin (collateral) requirements and additional transaction fees both by the swap execution facility and the clearinghouse, the Swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation, and regulation could adversely affect our business and results of operations. Additionally, for all Swaps we entered into prior to June 2013, we are not required to clear them through the central clearinghouse and these Swaps are still subject to the risks of non-performance by any of the individual counterparties with whom we entered into these transactions. If the Swap counterparty cannot perform under the terms of a Swap, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the Swap, and the hedged liability would cease to be hedged by the Swap. We may also be at risk for any collateral we have pledged to secure our obligation under the Swap if the counterparty becomes insolvent or files for bankruptcy. Default by a party with whom we enter into a hedging transaction may result in a loss and force us to cover our commitments, if any, at the then-current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that there will always be a liquid secondary market that will exist for hedging instruments purchased or sold and we may be required to maintain a position until exercise or expiration, which could result in losses.

Clearing facilities or exchanges upon which some of our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

In response to events having or expected to have adverse economic consequences or which create market uncertainty, clearing facilities or exchanges upon which some of our hedging instruments (i.e., interest rate swaps) are traded may require us to post additional collateral against our hedging instruments. For example, in response to the U.S. approaching its debt ceiling without resolution and the federal government shutdown, in October 2013, the Chicago Mercantile Exchange announced that it would increase margin requirements by 12% for all over-the-counter interest rate swap portfolios that its clearinghouse guaranteed. This increase was subsequently rolled back shortly thereafter upon the news that Congress passed legislation to temporarily suspend the national debt ceiling and reopen the federal government, and provide a time period for broader negotiations concerning federal budgetary issues. In the event that future adverse economic developments or market uncertainty (including those due to governmental, regulatory, or legislative action or inaction) result in increased margin requirements for our hedging instruments, it could materially adversely affect our liquidity position, business, financial condition and results of operations.

We may fail to qualify for hedge accounting treatment, which could materially adversely affect our results of operations.

We record derivative and hedge transactions in accordance with GAAP, specifically according to the Financial Accounting Standards Board (or FASB) Accounting Standards Codification Topic on Derivatives.  Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the definition of a derivative, we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective.  If we fail to qualify for hedge accounting treatment, our operating results for financial reporting purposes may be materially adversely affected because losses on the derivatives we enter into would be recorded in net income, rather than AOCI, a component of stockholders’ equity.

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

We have engaged in and may in the future, engage in resecuritization transactions in which we transfer Non-Agency MBS to a special purpose entity that has formed or will form a securitization vehicle that will issue multiple classes of securities secured by and payable from cash flows on the underlying Non-Agency MBS.  To date, we have structured two such transactions as a real estate mortgage investment conduit (or REMIC) securitizations, which, to the extent we have transferred securities in a resecuritization, is viewed as the sale of securities for tax purposes.  Although such transactions are treated as sales for tax purposes, they have historically not given rise to any taxable gain so that the prohibited transactions tax rules have not been implicated (i.e., the tax only applies to net taxable gain from sales that are prohibited transactions); however, no assurance can be offered that the Internal Revenue Service (or IRS) will agree with such treatment.  In addition, to these REMIC securitization transactions, we have also engaged in two resecuritization transactions that we believe should be treated as financing transactions for tax purposes.  If a securitization transaction were to be considered to be a sale of property to customers in the ordinary course of a trade or business, and we recognized a gain on such transaction for tax purposes, then we could risk exposure to the 100% tax on net taxable income from prohibited transactions.  Moreover, even if we retained MBS resulting from a resecuritization transaction and then subsequently sold such securities at a tax gain, the gain could, absent an available safe-harbor provision, be characterized as net income from a prohibited transaction.  Under these circumstances, our results of operations could be materially adversely affected.

Risks Related to Our Taxation as a REIT and the Taxation of Our Assets

Our qualification as a REIT

We have elected to qualify as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code) related to REIT qualification.  Accordingly, we will not be subjected to federal income tax to the extent we distribute 100% of our REIT taxable income (which is generally our taxable income, computed without regard to the dividends paid deduction, any net income from prohibited transactions, and any net income from foreclosure property) to stockholders within the timeframe permitted under the Code and provided that we comply with certain income, asset and ownership tests applicable to REITs.  We believe that we currently meet all of the REIT requirements and continue to qualify as a REIT under the provisions of the Code.  Many of the REIT requirements however are highly technical and complex.  The determination that we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve interpretation.  For example, if we are to qualify as a REIT, annually at least 75% of our gross income must come from, among other sources, interest on obligations secured by mortgages on real property or interests in real property, gain from the disposition of real property, including mortgages or interest in real property (other than sales or dispositions of real property, including mortgages on real property, or securities that are treated as mortgages on real property, that we hold primarily for sale to customers in the ordinary course of a trade or business (i.e., prohibited transactions)), dividends, other distributions and gains from the disposition of shares in other REITs, commitment fees received for agreements to make real estate loans and certain temporary investment income.  In addition, the composition of our assets must meet qualified requirements at the close of each quarter.  There can be no assurance that the IRS or a court would agree with any conclusions or positions we have taken in interpreting the REIT requirements.

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

Furthermore, even if we qualify as a REIT for U.S. federal income tax purposes, we may be required to pay certain federal, state and local taxes on our income.  Any of these taxes would reduce our operating cash flow.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes.  The REMIC provisions of the Code generally provide that REMICs are the only form of pass-through entity permitted to issue debt obligations with two or more maturities if the payments on those obligations bear a relationship to the mortgage obligations held by such entity.  If we engage in a non-REMIC securitization transaction, directly or indirectly through a qualified REIT subsidiary (or QRS), in which the assets held by the securitization vehicle consist largely of mortgage loans or MBS, in which the securitization vehicle issues to investors two or more classes of debt instruments that have different maturities, and in which the timing and amount of payments on the debt instruments is determined in large part by the amounts received on the mortgage loans or MBS held by the securitization vehicle, the securitization vehicle will be a taxable mortgage pool.  As long as we or another REIT hold a 100% interest in the equity interests in a taxable mortgage pool, either directly, or through a QRS, it will not be subject to tax.  A portion of the income that we realize with respect to the equity interest we hold in a taxable mortgage pool will, however, be considered to be excess inclusion income and, as a result, a portion of the dividends that we pay to our stockholders will be considered to consist of excess inclusion income.  Such excess inclusion income is treated as unrelated business taxable income (or UBTI) for tax-exempt stockholders, is subject to withholding for foreign stockholders (without the benefit of any treaty reduction), and is not subject to reduction by net operating loss carryovers.  Historically, we have not generated excess inclusion income; however, despite our efforts, we may not be able to avoid creating or distributing excess inclusion income to our stockholders in the future.  In addition, we could face limitations in selling equity interests to outside investors in securitization transactions that are taxable mortgage pools or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes.  These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

Dividends payable by REITs do not qualify for the reduced tax rates

Legislation enacted in 2003 generally reduces the maximum tax rate for dividends payable to domestic stockholders that are individuals, trusts and estates from 38.6% to 15% (through 2012).  Beginning in 2013, the rate increased to 20% for taxpayers with incomes exceeding $400,000 ($450,000 for married taxpayers).  Dividends payable by REITs, however, are generally not eligible for the reduced rates.  Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

On August 31, 2011, the SEC issued a concept release under which it announced that it is reviewing interpretive issues related to the Section 3(c)(5)(C) exemption, including requesting comments on whether it should reconsider whether Agency Whole Pool Certificates may be treated as interests in real estate (and presumably Qualifying Real Estate Assets) and whether companies, such as us, whose primary business consists of investing in Agency Whole Pool Certificates, are the type of entities that Congress intended to be covered by the exclusion provided by Section 3(c)(5)(C).

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol “MFA.”  On February 7, 2014, the last sales price for our common stock on the New York Stock Exchange was $7.45 per share.  The following table sets forth the high and low sales prices per share of our common stock during each calendar quarter for the years ended December 31, 2013 and 2012:

	2013		2012
Quarter Ended	High	Low	High	Low
March 31	$9.59	$8.21	$7.60	$6.65
June 30	9.55	7.90	7.93	7.01
September 30	8.60	6.98	8.63	7.61
December 31	7.77	7.01	8.77	7.50

Holders

As of February 7, 2014, we had 667 registered holders of our common stock.  Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock.  We have paid full cumulative dividends on our preferred stock on a quarterly basis through December 31, 2013.  We have historically declared cash dividends on our common stock on a quarterly basis.  During 2013 and 2012, we declared total cash dividends to holders of our common stock of $594.3 million ($1.64 per share) and $314.6 million ($0.88 per share), respectively.  In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For 2013 and 2012, our common stock dividends were characterized as ordinary income to stockholders.  (For additional dividend information, see Notes 11(a) and 11(b) to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

We elected to be taxed as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 1998 and, as such, anticipate distributing at least 90% of our REIT taxable income within the timeframe permitted by the Code.  Although we may borrow funds to make distributions, cash for such distributions has generally been, and is expected to continue to be, largely generated from our results of our operations.

We declared and paid the following dividends on our common stock during the years 2013 and 2012:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share
2013	March 4, 2013	March 18, 2013	April 10, 2013	$0.50	(1)
	March 28, 2013	April 12, 2013	April 30, 2013	0.22
	June 28, 2013	July 12, 2013	July 31, 2013	0.22
	August 1, 2013	August 12, 2013	August 30, 2013	0.28	(2)
	September 26, 2013	October 11, 2013	October 31, 2013	0.22
	December 11, 2013	December 31, 2013	January 31, 2014	0.20	(3)

2012	March 23, 2012	April 4, 2012	April 30, 2012	$0.24
	June 27, 2012	July 13, 2012	July 31, 2012	0.23
	September 28, 2012	October 12, 2012	October 31, 2012	0.21
	December 12, 2012	December 28, 2012	January 31, 2013	0.20

(1)  Reflects the special cash dividend on common stock declared on March 4, 2013.
(2)  Reflects the special cash dividend on common stock declared on August 1, 2013.
(3)  At December 31, 2013, the Company had accrued dividends and dividend equivalent rights (or DERs) payable of $73.6 million related to the common stock dividend declared on December 11, 2013.

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

Purchases of Equity Securities

As previously disclosed, in August 2005, our Board authorized a stock repurchase program (or Repurchase Program), to repurchase up to 4.0 million shares of its outstanding common stock under the Repurchase Program.  The Board reaffirmed such authorization in May 2010.  In December 2013, our Board increased the number of shares authorized for repurchase to 10.0 million shares. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as we deem appropriate (including, in our discretion, through the use of one or more plans adopted under Rule 10b-5-1 promulgated under the Securities Exchange Act of 1934, as amended (or 1934 Act)), using available cash resources.  Shares of common stock repurchased by us under the Repurchase Program are cancelled and, until reissued by us, are deemed to be authorized but unissued shares of our common stock.  The Repurchase Program may be suspended or discontinued by us at any time and without prior notice.

During the year ended December 31, 2013, we repurchased 2,143,354 shares of our common stock under the Repurchase Program at a total cost of approximately $15.4 million and an average cost of $7.20 per share.  During the year ended December 31, 2012, we repurchased 1,240,291 shares of our common stock under the Repurchase Program at a total cost of approximately $9.7 million and an average cost of $7.83 per share.

The following table presents information with respect to (i) shares of common stock repurchased by us under the Repurchase Program and (ii) restricted shares withheld (under the terms of grants under our Amended and Restated 2010 Equity Compensation Plan (or 2010 Plan)) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and restricted stock units and (iii) eligible shares remaining for repurchase under the Repurchase Program in each case during the fourth quarter of 2013:

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
October 1-31, 2013:
Repurchase Program (2)	—	$—	—	2,755,909
Employee Transactions (3)	—	—	N/A	N/A
November 1-30, 2013:
Repurchase Program (2)	728,244	7.22	—	2,027,665
Employee Transactions (3)	—	—	N/A	N/A
December 1-31, 2013:
Repurchase Program (2)	1,411,310	7.19	—	6,616,355
Employee Transactions (3)	49,896	7.09	N/A	N/A
Total Repurchase Program (2)	2,139,554	$7.20	—	6,616,355
Total Employee Transactions (3)	49,896	$7.09	N/A	N/A

(1)  Includes brokerage commissions.
(2)  In December 2013, our Board increased the number of shares authorized for repurchase to 10.0 million shares. As of December 31, 2013, we had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.
(3)  Our 2010 Plan provides that the value of the shares delivered or withheld be based on the price of our common stock on the date the relevant transaction occurs.

Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 on a monthly basis and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase.  Computershare Shareowner Services LLC is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent. During the years ended 2013 and 2012, we issued 9,511,739 and 1,977,165 shares of common stock through the DRSPP generating net proceeds of approximately $77.6 million and $15.5 million, respectively.

Controlled Equity Offering Program

On August 20, 2004, we initiated a controlled equity offering program (or the CEO Program) through which we may, from time to time, publicly offer and sell shares of our common stock through Cantor Fitzgerald & Co. in privately negotiated and/or at-the-market transactions.  During 2013 and 2012, we did not issue any shares of common stock through our CEO Program.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2010, we adopted the 2010 Plan, as approved by our stockholders.  (For a description of the 2010 Plan, see Note 13(a) to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.)

The following table presents certain information with respect to our equity compensation plans as of December 31, 2013:

Award (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Stock Options	5,000	$8.40
Restricted Stock Units (or RSUs)	777,818
Total	782,818		(2)	9,705,913	(3)

(1)  All equity based compensation is granted pursuant to plans that have been approved by our stockholders.
(2)  A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price.  At December 31, 2013, 98,824 RSUs were vested, 405,900 RSUs were subject to time based vesting and 273,094 RSUs had vesting subject to achieving a market condition.
(3) Number of securities remaining available for future issuance under equity compensation plans excludes stock options and RSUs presented in the table and 443,967 shares of restricted stock, which were issued and outstanding at December 31, 2013, which are not presented in the table.

Item 6.  Selected Financial Data.

Our selected financial data set forth below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes, included under Item 8 of this Annual Report on Form 10-K.

	At or/For the Year Ended December 31,
(Dollars in Thousands, Except per Share Amounts)	2013	2012	2011	2010	2009

Operating Data:
Interest and dividend income on mortgage-backed securities	$482,816	$499,030	$496,611	$390,953	$504,464
Interest income on cash and cash equivalent investments	124	127	136	385	1,097
Interest expense	(164,013)	(171,670)	(149,411)	(145,125)	(229,406)
Net impairment losses recognized in earnings (1)	—	(1,200)	(10,570)	(12,277)	(17,928)
Unrealized net gains and net interest income from Linked Transactions	3,225	12,610	3,015	53,762	8,829
Gain on sales of MBS and U.S. Treasury securities, net (2)	25,825	9,001	6,730	33,739	22,617
Loss on termination of repurchase agreements (3)	—	—	—	(26,815)	—
Other (loss)/income, net	(7,298)	10	1,082	1,464	1,563
Operating and other expense	(37,970)	(41,069)	(31,179)	(26,324)	(23,047)
Net income	$302,709	$306,839	$316,414	$269,762	$268,189
Preferred stock dividends	13,750	8,160	8,160	8,160	8,160
Issuance costs of redeemed preferred stock (4)	3,947	—	—	—	—
Net income available to common stock and participating securities	$285,012	$298,679	$308,254	$261,602	$260,029
Earnings per share — basic and diluted	$0.78	$0.83	$0.90	$0.93	$1.06
Dividends declared per share of common stock (5)(6)	$1.640	$0.880	$1.005	$0.890	$0.990
Dividends declared per share of preferred stock (7)	$2.136	$2.125	$2.125	$2.125	$2.125

Balance Sheet Data:
Mortgage-backed securities	$11,371,358	$12,607,625	$10,912,977	$8,058,710	$8,757,954
Cash and cash equivalents	565,370	401,293	394,022	345,243	653,460
Linked Transactions	28,181	12,704	55,801	179,915	86,014
Total assets	12,471,908	13,517,550	11,750,634	8,687,407	9,627,209
Repurchase agreements	8,339,297	8,752,472	7,813,159	5,992,269	7,195,827
Securitized debt	366,205	646,816	875,520	220,933	—
Swaps (in a liability position)	28,217	63,034	114,220	139,142	152,463
Total liabilities	9,329,657	10,206,544	9,252,874	6,436,960	7,458,947
Preferred stock, liquidation preference	200,000	96,000	96,000	96,000	96,000
Total stockholders’ equity	3,142,251	3,311,006	2,497,760	2,250,447	2,168,262

Other Data:
Average total assets	$13,192,285	$12,942,171	$11,185,224	$8,242,541	$10,105,128
Average total stockholders’ equity	$3,262,458	$2,945,687	$2,701,204	$2,226,546	$1,777,311
Return on average total assets (8)	2.16%	2.31%	2.76%	3.17%	2.57%
Return on average total stockholders’ equity (9)	8.74%	10.14%	11.41%	11.75%	14.63%
Total average stockholders’ equity to total average assets (10)	24.73%	22.76%	24.18%	26.91%	17.59%
Dividend payout ratio (11)	1.10%	1.06%	1.12%	0.96%	0.93%
Book value per share of common stock (12)	$8.06	$8.99	$6.74	$7.68	$7.40

(1) Reflects OTTI through earnings related to Non-Agency MBS.
(2) 2013: We sold Non-Agency MBS for $152.6 million, realizing gross gains of $25.8 million and sold U.S. Treasury securities for $422.2 million, realizing net losses of approximately $24,000. 2012:  We sold Agency MBS for $168.9 million, realizing gross gains of $9.0 million.  2011:  We sold Agency MBS for $150.6 million, realizing gross gains of $6.7 million.  2010:  During the first quarter of 2010, we sold 52 of our longer term-to-reset Agency MBS for $931.9 million, realizing gross gains of $33.1 million.  (See Note (3) below.)  2009:  We sold 36 of our longer-term Agency MBS with an amortized cost of $628.3 million for $650.9 million, realizing gross gains of $22.6 million.
(3)  In connection with sales of our Agency MBS in the first quarter of 2010, we terminated $657.3 million of repurchase agreement borrowings, incurring losses of $26.8 million.

(4)
Issuance costs of redeemed preferred stock represent the original offering costs related to the 8.50% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), which was redeemed on May 16, 2013.

(5)  During 2013, 2012 and 2011, we declared our common stock dividend in the third month of each calendar quarter.  For the periods presented prior to 2011, we declared dividends on our common stock in the month subsequent to the end of each calendar quarter, with the exception of the fourth quarter dividend, which was typically declared during the fourth calendar quarter for tax reasons.
(6) 2013: Includes special cash dividends paid totaling $0.78 per share. 2011: Includes special cash dividend of $0.02 per share.
(7) 2013: Reflects dividends declared per share on Series A Preferred Stock and 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) of $0.80 and $1.33, respectively.
(8) Reflects net income available to common stock and participating securities divided by average total assets.
(9)  Reflects net income available to common stock and participating securities divided by average total stockholders’ equity.
(10)  Reflects total average stockholders’ equity divided by total average assets.
(11)  Reflects dividends declared per share of common stock divided by earnings per share.
(12)  Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

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

At December 31, 2013, we had total assets of approximately $12.472 billion, of which $11.371 billion, or 91.2%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $6.519 billion of Agency MBS and $4.852 billion of Non-Agency MBS.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash, collateral obtained in connection with reverse repurchase agreements, derivative instruments and MBS-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply and demand for MBS in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our Non-Agency MBS.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS, the behavior of which involves various risks and uncertainties.  Interest rates and conditional prepayment rates (or CPRs) (which measure the amount of unscheduled principal prepayment on a bond as a percentage of the bond balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

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

We are exposed to credit risk in our Non-Agency MBS portfolio, generally meaning that we are subject to credit losses in our Non-Agency MBS portfolio that correspond to the risk of delinquency, default and foreclosure on the real estate collateralizing our Non-Agency MBS.  In particular, we have significantly higher exposure in our Non-Agency MBS portfolio in California, Florida, New York, Virginia and Maryland.  We believe the discounted purchase prices paid on certain of our Non-Agency MBS effectively mitigates our risk of loss in the event, as we expect on most, that we receive less than 100% of the par value of these securities.  Our Non-Agency MBS investment process involves analysis focused primarily on quantifying and pricing credit risk.  Interest income on Non-Agency MBS purchased at a significant discount is recorded at an effective yield, based on management’s estimate of expected cash flows from each security, which estimate is based on our observation of current information and events and includes assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.

The table below presents the composition of our MBS portfolios with respect to repricing characteristics as of December 31, 2013:

	December 31, 2013
Underlying Mortgages	Agency MBS Fair Value (1)	Non-Agency MBS Fair Value (2) (3)	Total MBS (1)	Percent of Total
(In Thousands)
Hybrids in contractual fixed-rate period	$2,918,806	$1,008,794	$3,927,600	34.5%
Hybrids in adjustable period	1,039,768	2,310,169	3,349,937	29.5
15-year fixed rate	2,460,066	12,906	2,472,972	21.8
Greater than 15-year fixed rate	—	1,432,639	1,432,639	12.6
Floaters	99,461	83,740	183,201	1.6
Total	$6,518,101	$4,848,248	$11,366,349	100.0%

(1)  Does not include principal receivable in the amount of $1.1 million.
(2)  Does not reflect $130.8 million of Non-Agency MBS underlying our Linked Transactions.
(3) Does not reflect $3.9 million of Non-Agency MBS, which is a re-performing deal with both fixed rate and hybrid re-performing loans.

As of December 31, 2013, approximately $7.833 billion, or 68.9%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $3.533 billion, or 31.1%, was in its contractual adjustable-rate period, or were floating rate MBS.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.  In addition, at December 31, 2013, we had $183.2 million, or 1.6%, of MBS with interest rates that reset monthly.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Non-Agency MBS may differ significantly.  For the year ended December 31, 2013, our Agency MBS portfolio experienced a weighted average CPR of 17.9%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a CPR of 15.9%. For the year ended December 31, 2012, our Agency MBS portfolio experienced a weighted average CPR of 19.8%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a CPR of 15.0%. Over the last consecutive eight quarters, ending with December 31, 2013, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 19.7% experienced during the quarter ended September 30, 2013 to a low of 12.1% experienced during the quarter ended December 31, 2013, with an average CPR over such quarters of 17.4%.

When we purchase Non-Agency MBS at significant discounts to par value, we make certain assumptions with respect to each security.  These assumptions include, but are not limited to, future interest rates, voluntary prepayment rates, default rates, mortgage modifications and loss severities.  As part of our Non-Agency MBS surveillance process, we track and compare each security’s actual performance over time to the performance expected at the time of purchase or, if we have modified our original purchase assumptions, to our revised performance expectations.  To the extent that actual performance or our expectation of future performance of our Non-Agency MBS deviates materially from our expected performance parameters, we may revise our performance expectations, such that the amount of purchase discount designated as credit discount may be increased or decreased over time.  Nevertheless, credit losses greater than those anticipated or in excess of the recorded purchase discount could occur, which could materially adversely impact our operating results.

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At December 31, 2013, we had net unrealized gains of $14.4 million on our Agency MBS, comprised of gross unrealized gains of $106.7 million and gross unrealized losses of $92.3 million, and had net unrealized gains on our Non-Agency MBS of $738.5 million, comprised of gross unrealized gains of $742.3 million and gross unrealized losses of $3.7 million.  At December 31, 2013, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those MBS before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our Agency MBS and Non-Agency MBS.  Our MBS have longer term contractual maturities than our borrowings under repurchase agreements.  We have also engaged in resecuritization transactions with respect to our Non-Agency MBS, which provide access to non-recourse financing.  Even though the majority of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings and securitized debt will typically change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at December 31, 2013 were comprised of Swaps.

Our Swap derivative hedging instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements and securitized debt.  Our Swaps do not extend the maturities of our repurchase agreements and/or securitized debt; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During 2013, we entered into 23 new Swaps with an aggregate notional amount of $2.501 billion, a weighted average fixed-pay rate of 1.85% and initial maturities ranging from two months to ten years and had Swaps with an aggregate notional amount of $975.4 million and a weighted average fixed-pay rate of 2.78% amortize and/or expire.  At December 31, 2013, we had Swaps with an aggregate notional amount of $4.045 billion with a weighted average fixed-pay rate of 1.91% and a weighted average variable interest rate of 0.17%.

Recent Market Conditions and Our Strategy

During 2013, we continued to invest in both Agency and Non-Agency MBS.  During the year ended December 31, 2013, we acquired approximately (i) $1.384 billion of Agency MBS at a weighted average purchase price of 104.3% of par value and (ii) $430.4 million of Non-Agency MBS (including $97.1 million of MBS, which are reported as a component of Linked Transactions), at a weighted average purchase price of 90.0% of par value.  At December 31, 2013, our combined MBS portfolio was approximately $11.371 billion compared to $12.608 billion at December 31, 2012. During 2013, we experienced a decrease in our MBS portfolio primarily due to principal repayments exceeding the addition of newly acquired assets.

At December 31, 2013, $6.519 billion, or 57.3% of our MBS portfolio, was invested in Agency MBS.  During the year ended 2013, the fair value of our Agency MBS holdings declined by $706.2 million. This was due to $1.846 billion of principal repayments, $57.9 million of premium amortization, and a $186.6 million decrease in net unrealized gains, which was partially offset by the addition of $1.384 billion of newly acquired assets.

At December 31, 2013, $4.852 billion, or 42.7% of our MBS portfolio, was invested in Non-Agency MBS.  In addition, we had $130.8 million of Non-Agency MBS that were reported as a component of our Linked Transactions.  During the year ended December 31, 2013, the fair value of our Non-Agency MBS holdings declined by $530.0 million. This was due to $924.4 million of principal repayments and the sale of Non-Agency MBS with an amortized cost of $126.8 million, which was partially offset by $73.2 million of discount accretion and a $114.7 million increase in net unrealized gains. In addition, we purchased $430.4 million of Non-Agency MBS, of which $97.1 million are reported as a component of Linked Transactions.

Our book value per common share was $8.06 as of December 31, 2013. Book value declined from $8.99 as of December 31, 2012 due primarily to previously disclosed special dividends of $0.78 per common share, a decline in the value of our Agency MBS portfolio partially offset by appreciation within the Non-Agency MBS portfolio.

Due to the interest rate environment in 2013, yields on acquired assets were lower than in prior periods.  At the end of 2013, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of 2012, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 45 basis points to 3.13% for 2013 from 3.58% for 2012.  In addition, the net Agency MBS yield decreased to 2.28% for 2013, from 2.83% for 2012.  Our Non-Agency MBS portfolio yielded 7.25% for 2013 compared to 6.76% for 2012.

The increase in the yield on our Non-Agency MBS portfolio is primarily due to increases in accretable discount and changes in the forward yield curve.

We continue to believe that loss-adjusted returns on Non-Agency MBS represent attractive investment opportunities.  We believe that our $1.043 billion Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows.  Home price appreciation and underlying mortgage loan amortization continue to decrease the loan-to-value (or LTV) for many of the mortgages underlying our Non-Agency MBS portfolio. Home price appreciation is generally due to a combination of limited housing supply, low mortgage rates, capital flows into own-to-rent foreclosure purchases and demographic-driven U.S. household formation. We estimate that the LTV of mortgage loans underlying our Non-Agency MBS has declined from approximately 105% as of January 2012 to less than 85% as of December 31, 2013.  Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Additionally, current to 60-days delinquent transition rates continue to decline from their 2009 peak. Further, during 2013, we have also observed faster voluntary prepayment (i.e. prepayment of loans in full with no loss) speeds than originally projected. The yields on our Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Non-Agency portfolio. As a result, during the year ended 2013, we transferred $207.9 million from Credit Reserve to accretable discount.  This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Non-Agency MBS. The remaining average contractual life of such assets is approximately 22 years, but based on scheduled loan amortization and prepayments (both voluntary and involuntary), loan balances will decline substantially over time. Consequently, we believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

 With $565.4 million of cash and cash equivalents and $369.1 million of unpledged Agency MBS at December 31, 2013, we believe that we are positioned to continue to take advantage of investment opportunities within the residential MBS marketplace.  In 2014 we intend to continue to selectively acquire Agency MBS and Non-Agency MBS.  We believe that our Non-Agency assets will benefit going forward as the existing private label MBS universe continues to decline in size due to prepayments, defaults and limited issuance.  In addition, while most Non-Agency MBS in our portfolio will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our average amortized cost of 73% of face value as of December 31, 2013.

We believe the financial environment continues to be favorably impacted by accommodative U.S. monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At December 31, 2013, our debt consisted of borrowings under repurchase agreements with 26 counterparties, securitized debt, payable for unsettled purchases and Senior Notes outstanding and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 2.9 times.  (See table on page 47 under Results of Operations that presents our quarterly leverage multiples since March 31, 2012.)

Information About Our Assets

The tables below present certain information about our asset allocation at December 31, 2013.

ASSET ALLOCATION

GAAP Basis	Agency MBS		Non-Agency MBS		MBS Portfolio	Cash (1)	Other, net (2)		Total
(Dollars in Thousands)
Amortized Cost	$6,504,846		$4,113,600		$10,618,446	$602,890	$(4,541)		$11,216,795
Market Value	$6,519,221		$4,852,137		$11,371,358	$602,890	$(4,541)		$11,969,707
Less Payable for Unsettled Purchases	(6,737)		—		(6,737)	—	—		(6,737)
Less Repurchase Agreements	(5,750,053)		(2,589,244)		(8,339,297)	—	—		(8,339,297)
Less Securitized Debt	—		(366,205)		(366,205)	—	—		(366,205)
Less Senior Notes	—		—		—	—	(100,000)		(100,000)
Equity Allocated	$762,431		$1,896,688		$2,659,119	$602,890	$(104,541)		$3,157,468
Less Swaps at Market Value	—		—		—	—	(15,217)		(15,217)
Net Equity Allocated	$762,431		$1,896,688		$2,659,119	$602,890	$(119,758)		$3,142,251
Debt/Net Equity Ratio (3)	7.55	x	1.56	x				2.93	x

Non-GAAP Adjustments	Agency MBS	Non-Agency MBS (4)	MBS Portfolio	Cash (1)	Other, net (4)	Total
(Dollars in Thousands)
Amortized Cost	$—	$126,497	$126,497	$—	$(26,968)	$99,529
Market Value	$—	$130,790	$130,790	$—	$(26,968)	$103,822
Repurchase Agreements	—	279,921	279,921	—	—	279,921
Multi-year Collateralized Financing Arrangements	—	(383,743)	(383,743)	—	—	(383,743)
Equity Allocated	$—	$26,968	$26,968	$—	$(26,968)	$—
Less Swaps at Market Value	—	—	—	—	—	—
Net Equity Allocated	$—	$26,968	$26,968	$—	$(26,968)	$—

Non-GAAP Basis	Agency MBS		Non-Agency MBS (4)		MBS Portfolio	Cash (1)	Other, net (5)		Total
(Dollars in Thousands)
Amortized Cost	$6,504,846		$4,240,097		$10,744,943	$602,890	$(31,509)		$11,316,324
Market Value	$6,519,221		$4,982,927		$11,502,148	$602,890	$(31,509)		$12,073,529
Less Payable for Unsettled Purchases	(6,737)		—		(6,737)	—	—		(6,737)
Less Repurchase Agreements	(5,750,053)		(2,309,323)		(8,059,376)	—	—		(8,059,376)
Less Multi-year Collateralized Financing Arrangements	—		(383,743)		(383,743)	—	—		(383,743)
Less Securitized Debt	—		(366,205)		(366,205)	—	—		(366,205)
Less Senior Notes	—		—		—	—	(100,000)		(100,000)
Equity Allocated	$762,431		$1,923,656		$2,686,087	$602,890	$(131,509)		$3,157,468
Less Swaps at Market Value	—		—		—	—	(15,217)		(15,217)
Net Equity Allocated	$762,431		$1,923,656		$2,686,087	$602,890	$(146,726)		$3,142,251
Debt/Net Equity Ratio (6)	7.55	x	1.59	x				2.96	x

(1)  Includes cash, cash equivalents and restricted cash.
(2)  Includes securities obtained and pledged as collateral, Linked Transactions, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral, interest payable, dividends payable, excise tax and interest payable, and accrued expenses and other liabilities.
(3)  For the Agency and Non-Agency MBS portfolio, represents the sum of borrowings under repurchase agreements, payable for unsettled purchases and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes the obligation to return securities obtained as collateral of $383.7 million and Senior Notes.

(4)  Includes Non-Agency MBS and repurchase agreements underlying Linked Transactions.  The purchase of a Non-Agency MBS and contemporaneous repurchase borrowing of this MBS with the same counterparty are accounted for under GAAP as a “linked transaction.”  The two components of a linked transaction (MBS and associated borrowings under a repurchase agreement) are evaluated on a combined basis and are presented net as “Linked Transactions” on our consolidated balance sheet. Also includes the adjustment to reflect Non-Agency financing under multi-year collateralized financing arrangements of $383.7 million, while borrowings under repurchase agreements of $382.7 million for which U.S. Treasury securities are pledged as collateral is reclassified to other, net.
(5)  Includes securities obtained and pledged as collateral, interest receivable, goodwill, prepaid and other assets, borrowings under repurchase agreements of $382.7 million for which U.S. Treasury securities are pledged as collateral, interest payable, dividends payable, excise tax and interest payable, and accrued expenses and other liabilities.
(6)  For the Agency and Non-Agency MBS portfolio, represents the sum of borrowings under repurchase agreements, payable for unsettled purchases, multi-year collateralized financing arrangements of $383.7 million and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes borrowings under repurchase agreements of $382.7 million for which U.S. Treasury securities are pledged as collateral and Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of December 31, 2013 and 2012:

December 31, 2013

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	Weighted Average 3 Month CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,977,798	104.3%	101.8%	$2,012,876	20	3.04%	7.2%
HARP (4)	205,895	104.7	101.8	209,597	19	3.01	6.3
Other (Post June 2009) (5)	222,691	103.7	106.1	236,253	40	4.16	17.0
Other (Pre June 2009) (6)	1,256	104.9	106.7	1,340	55	4.50	0.5
Total 15-Year Fixed Rate	$2,407,640	104.3%	102.2%	$2,460,066	22	3.14%	8.0%

Hybrid:
Other (Post June 2009) (5)	$2,502,413	104.1%	104.4%	$2,612,108	32	3.22%	17.7%
Other (Pre June 2009) (6)	1,202,227	101.4	106.0	1,274,745	84	3.28	13.2
Total Hybrid	$3,704,640	103.2%	104.9%	$3,886,853	49	3.24%	16.2%
CMO/Other	$164,639	102.5%	104.0%	$171,182	154	2.44%	8.7%
Total Portfolio	$6,276,919	103.6%	103.8%	$6,518,101	41	3.18%	12.9%

December 31, 2012

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	Weighted Average 3 Month CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,674,980	104.4%	107.0%	$1,792,740	14	3.32%	10.2%
HARP (4)	203,929	104.8	106.7	217,506	10	3.16	7.4
Other (Post June 2009) (5)	296,277	103.4	106.9	316,864	30	4.19	29.1
Other (Pre June 2009) (6)	2,347	104.9	107.5	2,524	43	4.50	20.9
Total 15-Year Fixed Rate	$2,177,533	104.3%	107.0%	$2,329,634	16	3.43%	13.0%

Hybrid:
Other (Post June 2009) (5)	$2,697,573	103.9%	105.5%	$2,846,944	22	3.26%	21.9%
Other (Pre June 2009) (6)	1,722,463	101.4	106.9	1,841,275	70	4.10	23.0
Total Hybrid	$4,420,036	102.9%	106.1%	$4,688,219	41	3.59%	22.3%
CMO/Other	$195,199	102.4%	104.1%	$203,184	145	2.75%	10.7%
Total Portfolio	$6,792,768	103.3%	106.3%	$7,221,037	36	3.51%	19.2%

(1)  Does not include principal payments receivable of $1.1 million and $4.4 million at December 31, 2013 and 2012, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2013 and 2012, respectively.
(3)  Low loan balance represents MBS collateralized by mortgages with original loan balance of less than or equal to $175,000.
(4)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.
(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.
(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of December 31, 2013 and 2012:

 December 31, 2013

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	Weighted Average 3 Month CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$1,096,097	104.0%	99.2%	$1,086,853	12	3.04%	100%	4.0%
3.0%	481,174	105.9	102.1	491,212	18	3.49	100	5.5
3.5%	15,429	103.5	104.8	16,162	38	4.16	100	24.1
4.0%	688,213	103.4	106.2	730,542	37	4.40	80	13.8
4.5%	126,727	105.2	106.8	135,297	41	4.87	32	15.8
Total 15-Year Fixed Rate	$2,407,640	104.3%	102.2%	$2,460,066	22	3.62%	91%	8.0%

December 31, 2012

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	Weighted Average 3 Month CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$520,202	104.2%	104.9%	$545,528	3	3.04%	99%	2.6%
3.0%	546,780	105.9	106.6	582,904	6	3.49	100	4.2
3.5%	21,756	103.5	106.8	23,243	26	4.16	100	25.7
4.0%	907,891	103.3	108.3	982,796	26	4.40	81	18.8
4.5%	180,904	105.2	107.9	195,163	29	4.87	31	24.5
Total 15-Year Fixed Rate	$2,177,533	104.3%	107.0%	$2,329,634	16	3.88%	86%	13.0%

(1)  Does not include principal payments receivable of $1.1 million and $4.4 million at December 31, 2013 and 2012, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2013 and 2012, respectively.
(3)  Low Loan Balance represents MBS collateralized by mortgages with original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of December 31, 2013 and 2012:

December 31, 2013

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	Weighted Average 3 Month CPR
Hybrid Post June 2009:
Agency 5/1	$921,849	103.5%	105.5%	$972,201	3.37%	39	20	24%	23.8%
Agency 7/1	1,233,187	104.4	104.2	1,284,739	3.09	28	55	21	15.1
Agency 10/1	347,377	104.8	102.2	355,168	3.27	24	95	57	10.9
Total Hybrids Post June 2009	$2,502,413	104.1%	104.4%	$2,612,108	3.22%	32	48	27%	17.7%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$860,491	101.5%	105.9%	$910,849	2.44%	88	6	56%	8.8%
Coupon >= 4.5% (6)	341,736	101.2	106.5	363,896	5.40	73	20	77	23.5
Total Hybrids Pre June 2009	$1,202,227	101.4%	106.0%	$1,274,745	3.28%	84	10	62%	13.2%
Total Hybrids	$3,704,640	103.2%	104.9%	$3,886,853	3.24%	49	35	38%	16.2%

December 31, 2012

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	Weighted Average 3 Month CPR
Hybrid Post June 2009:
Agency 5/1	$1,195,531	103.3%	105.4%	$1,260,379	3.43%	29	30	24%	26.1%
Agency 7/1	1,463,829	104.4	105.6	1,546,339	3.14	17	67	21	18.7
Agency 10/1	38,213	104.4	105.3	40,226	2.95	6	113	—	12.4
Total Hybrids Post June 2009	$2,697,573	103.9%	105.5%	$2,846,944	3.26%	22	51	22%	21.9%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$870,664	101.6%	106.8%	$929,622	2.80%	78	6	51%	12.6%
Coupon >= 4.5% (6)	851,799	101.2	107.0	911,653	5.42	62	25	78	32.8
Total Hybrids Pre June 2009	$1,722,463	101.4%	106.9%	$1,841,275	4.10%	70	15	64%	23.0%
Total Hybrids	$4,420,036	102.9%	106.1%	$4,688,219	3.59%	41	37	38%	22.3%

(1)  Does not include principal payments receivable of $1.1 million and $4.4 million at December 31, 2013 and 2012, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2013 and 2012, respectively.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest only period.  Percentage is based on MBS current face at December 31, 2013.
(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.
(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements; and (iii) on a combined basis (Non-GAAP) as of December 31, 2013 and December 31, 2012:

	December 31,
(In Thousands)	2013		2012
(i) Non-Agency MBS (GAAP - excluding Linked Transactions)
Face/Par	$5,616,038		$6,509,560
Fair Value	4,852,137		5,382,165
Amortized Cost	4,113,600		4,758,300
Purchase Discount Designated as Credit Reserve and OTTI	(1,043,037)	(1)	(1,380,506)	(2)
Purchase Discount Designated as Accretable	(460,039)		(371,626)
Purchase Premiums	638		872

(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par	$134,430		$52,277
Fair Value	130,790		47,828
Amortized Cost	126,497		43,817
Purchase Discount Designated as Credit Reserve	(4,721)		(6,051)
Purchase Discount Designated as Accretable	(3,212)		(2,409)

(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Face/Par	$5,750,468		$6,561,837
Fair Value	4,982,927		5,429,993
Amortized Cost	4,240,097		4,802,117
Purchase Discount Designated as Credit Reserve and OTTI	(1,047,758)	(3)	(1,386,557)	(4)
Purchase Discount Designated as Accretable	(463,251)		(374,035)
Purchase Premiums	638		872
(1)  Includes discount designated as Credit Reserve of $998.5 million and OTTI of $44.5 million.
(2)  Includes discount designated as Credit Reserve of $1.332 billion and OTTI of $48.7 million.
(3)  Includes discount designated as Credit Reserve of $1.003 billion and OTTI of $44.5 million.
(4) Includes discount designated as Credit Reserve of $1.338 billion and OTTI of $48.7 million.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the years ended December 31, 2013 and 2012 on both a GAAP and Non-GAAP basis.

	For the Year Ended December 31,
	2013		2012
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,380,506)	$(371,626)	$(1,228,766)	$(250,479)
Accretion of discount	—	73,422	—	38,185
Realized credit losses	163,478	—	162,458	—
Purchases	(79,320)	32,152	(427,741)	3,497
Sales	45,371	13,953	—	—
Reclass discount for OTTI	—	—	866	(866)
Net impairment losses recognized in earnings	—	—	(1,200)	—
Unlinking of Linked Transactions	—	—	(38,662)	(9,424)
Transfers/release of credit reserve	207,940	(207,940)	152,539	(152,539)
Balance at end of period	$(1,043,037)	$(460,039)	$(1,380,506)	$(371,626)

Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(6,051)	$(2,409)	$(45,735)	$(6,206)
Accretion of discount	—	831	—	958
Realized credit losses	635	—	1,442	—
Purchases	—	(939)	—	—
Sales	—	—	—	—
Unlinking of Linked Transactions	—	—	38,662	2,419
Transfers/release of credit reserve	695	(695)	(420)	420
Balance at end of period	$(4,721)	$(3,212)	$(6,051)	$(2,409)

Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,386,557)	$(374,035)	$(1,274,501)	$(256,685)
Accretion of discount	—	74,253	—	39,143
Realized credit losses	164,113	—	163,900	—
Purchases	(79,320)	31,213	(427,741)	3,497
Sales	45,371	13,953	—	—
Reclass discount for OTTI	—	—	866	(866)
Net impairment losses recognized in earnings	—	—	(1,200)	—
Unlinking of Linked Transactions	—	—	—	(7,005)
Transfers/release of credit reserve	208,635	(208,635)	152,119	(152,119)
Balance at end of period	$(1,047,758)	$(463,251)	$(1,386,557)	$(374,035)

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

The following table presents information with respect to the yield components of our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and (iii) combined with the securities underlying Linked Transactions (Non-GAAP) for the periods presented:

	For the Year Ended December 31,
	2013	2012	2011
Non-Agency MBS (GAAP - excluding Linked Transactions)
Coupon Yield (1)	5.63%	5.91%	6.30%
Effective Yield Adjustment (2)	1.62	0.85	1.25
Net Yield	7.25%	6.76%	7.55%

Non-Agency MBS Underlying Linked Transactions
Coupon Yield (1)	4.48%	5.04%	5.80%
Effective Yield Adjustment (2)	1.23	1.16	0.75
Net Yield	5.71%	6.20%	6.55%

Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Coupon Yield (1)	5.61%	5.90%	6.25%
Effective Yield Adjustment (2)	1.62	0.85	1.19
Net Yield	7.23%	6.75%	7.44%

(1)  Reflects coupon interest income divided by the average amortized cost.  The discounted purchase price on Non-Agency MBS causes the coupon yield to be higher than the pass-through coupon interest rate.
(2)  The effective yield adjustment is the difference between the net yield, calculated utilizing management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

The information in the above tables, on pages 36-38, includes certain underlying Non-Agency MBS and the associated repurchase agreement borrowings that are disclosed both separately and/or on a combined basis with our Non-Agency MBS portfolio.  However, for GAAP financial reporting purposes, these items are required to be accounted for by us as Linked Transactions.  Consequently, the presentation of this information in the above tables constitutes Non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC.

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

In addition, in connection with our financing strategy for Non-Agency MBS, we have entered into contemporaneous repurchase agreement and reverse repurchase agreement transactions with a single counterparty.  The transactions effectively result in us pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral in connection with the reverse repurchase agreement.  Both the repurchase agreement and the reverse repurchase agreement have a contractual maturity of January 2016 with no net exchange of cash at inception.  The U.S. Treasury collateral obtained is pledged as collateral in a subsequent repurchase agreement transaction with a different counterparty for cash.  This subsequent repurchase transaction has a term of 90 days at inception.  For purposes of presentation of its repurchase agreement financing liabilities in the Non-GAAP Asset Allocation table on page 32, the obligation to return the $384 million of U.S. Treasury collateral, is separately presented as “Multi-year collateralized financing arrangements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.  In addition, the asset balance for U.S. Treasury securities obtained as collateral and the repurchase agreement liability to the second counterparty to which we pledged those U.S Treasury securities as collateral are included in the “Other, net” column as we believe net presentation is consistent with the economic substance of the transactions.  However, GAAP prohibits offsetting of this asset and liability for a number of reasons, including the fact that the counterparties to these transactions are different, and there is no legal right of offset.  For GAAP presentation purposes, the repurchase agreement liability against which we have pledged U.S. Treasuries is disclosed as “Repurchase Agreements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.

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

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at December 31, 2013 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	One to Five Years		Five to Ten Years		Over Ten Years		Total MBS (1)
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$346	3.51%	$1,007	1.89%	$5,272,680	2.29%	$5,274,033	$5,315,363	2.29%
Freddie Mac	—	—	—	—	1,217,927	2.26	1,217,927	1,190,670	2.26
Ginnie Mae	—	—	—	—	12,886	1.62	12,886	13,188	1.62
Total Agency MBS	$346	3.51%	$1,007	1.89%	$6,503,493	2.28%	$6,504,846	$6,519,221	2.28%
Non-Agency MBS	$3,890	4.47%	$12,213	6.55%	$4,097,497	7.21%	$4,113,600	$4,852,137	7.21%
Total MBS	$4,236	4.39%	$13,220	6.19%	$10,600,990	4.21%	$10,618,446	$11,371,358	4.22%

(1)  We did not have any MBS with contractual maturities of less than one year at December 31, 2013.

Exposure to Financial Counterparties

We finance the acquisition of a significant portion of our MBS with repurchase agreements.  In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing.  The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 1-6% of the amount borrowed (U.S. Treasury and Agency MBS collateral) to up to 63% (Non-Agency MBS collateral).  Consequently, while repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheet, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets.  The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

The table below summarizes our exposure to our counterparties at December 31, 2013, by country of domicile:

Country	Number of Counterparties	Repurchase Agreement Financing		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland	4	$1,487,682		$—	$993,745	7.97%
United Kingdom	2	1,118,778		(10,915)	281,276	2.26
France	1	458,939		—	25,692	0.21
Holland	1	418,101		1,913	17,321	0.14
Germany	1	—		(2,563)	4,254	0.03
Total	9	3,483,500		(11,565)	1,322,288	10.61%
Other Countries:
United States (3)	12	$4,147,909		$(3,652)	$779,469	6.25%
Japan	4	669,463		—	42,663	0.34
Other	3	641,162		—	141,241	1.13
Total	19	5,458,534		(3,652)	963,373	7.72%
Total Counterparty Exposure	28	$8,942,034	(4)(5)	$(15,217)	$2,285,661	18.33%

(1)  Represents for each counterparty the amount of cash and/or securities pledged as collateral less the aggregate of repurchase agreement financing, Swaps at fair value, and net interest receivable/payable on all such instruments.
(2)  Includes European-based counterparties as well as U.S.-domiciled subsidiaries of the European parent entity.
(3) Includes one counterparty that is a central clearing house for certain of our Swaps.
(4)  Includes $500.0 million of repurchase agreements entered into in connection with contemporaneous repurchase and reverse repurchase agreements with a single counterparty.
(5)  Includes $102.7 million of repurchase agreements which are a component of our Linked Transactions.

At December 31, 2013, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

If the weak European conditions continue to impact our major European financial counterparties, there is the possibility that it will also impact the operations of their U.S. domiciled subsidiaries.  This could adversely affect our financing and operations as well as those of the entire mortgage sector in general.  Management monitors our exposure to our repurchase agreement and swap counterparties on a regular basis, using various methods, including review of recent rating agency actions or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements and/or the fair of swaps with our counterparties.  We intend to make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements, or take other necessary actions to reduce the amount of our exposure to a counterparty when such actions are considered necessary.

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

Status of 2012 tax return and impact on distribution of taxable income for 2012 and 2013

As previously disclosed, following a detailed review of tax calculations, we determined that our originally calculated taxable income for certain years did not fully include the impact of discount accretion and premium amortization for certain MBS within our portfolio. In addition, in prior periods the Company utilized a reconciliation process to compare its calculation of GAAP income to taxable income, which did not identify the underreporting of taxable income.  Consequently, our Board declared two special cash dividends during 2013 as follows (i) $0.50 per share of common stock during the first quarter of 2013 payable on April 10, 2013, to stockholders of record on March 18, 2013 and (ii) $0.28 per share of common stock during the third quarter of 2013 payable on August 30, 2013 to stockholders of record on August 12, 2013.  Approximately $136.0 million, or $0.37 per share of common stock, of these distributions were allocated to the previously undistributed REIT taxable income for tax years prior to 2012, with the remainder satisfying a portion of our undistributed 2012 taxable income.

We timely filed our 2012 tax return in September 2013, and reported fully distributed REIT taxable income of approximately $476 million for the year ended December 31, 2012.

We estimate that for 2013, our taxable income was approximately $374 million. Based on dividends paid or declared during 2013, we have distributed approximately $313 million in dividends not allocated to prior years. We have until the filing of our 2013 tax return (due not later than September 15, 2014) to declare the distribution of any 2013 REIT taxable income not previously distributed.

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

The Dodd-Frank Act requires numerous regulations, many of which (including those mentioned above regarding underwriting and mortgage originator compensation) have only recently been finalized and are only now becoming effective and implemented and operationalized.  As a result, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws that may be adopted in the future, will impact our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, the securitization industry, Swaps and other derivatives.  However, at a minimum, we believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

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

Results of Operations

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

General

For 2013, we had net income available to our common stock and participating securities of $285.0 million, or $0.78 per basic and diluted common share, compared to net income available to common stock and participating securities of $298.7 million, or $0.83 per basic and diluted common share, for 2012.  The decrease in net income available to our common stock and participating securities, and the decrease of this item on a per share basis were generally influenced by the current interest rate environment and in particular, its impact on Agency MBS yields. Since the middle of 2013, MBS values have been influenced by market uncertainty regarding the timing of tapering of asset purchases by the Federal Reserve. Primarily in the third quarter of 2013, the Company took steps to reduce interest rate risk by using derivatives (Swaps and forward contracts for the sale of Agency MBS securities on a generic pool, or to-be-announced basis (or TBA short positions)) to reduce the duration of our investment portfolio. These actions, combined with the prevailing interest rate environment during 2013 resulted in a decline in our net interest spread compared to the prior year. Yields on Agency MBS were impacted by the lower interest rate environment and higher premium amortization as the weighted average premium for our Agency MBS has increased, while yields on Non-Agency MBS were higher due primarily to the impact of credit reserve releases during the year ended December 31, 2013.  In addition, during 2013 we had an increase in preferred stock dividends resulting from the issuance of the Series B Preferred Stock and a $3.9 million write-off of issuance costs on the redemption of Series A Preferred Stock (See Note 11 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K).

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS.  Interest rates and CPRs (which measure the amount of unscheduled principal prepayment on a bond as a percentage of the bond balance), vary according to the type of investment, conditions in the financial markets, and other factors, none of which can be predicted with any certainty.

 The changes in average interest-earning assets and average interest-bearing liabilities and their related yields and costs are discussed in greater detail below under “Interest Income” and “Interest Expense.”

For 2013, our net interest income decreased by $8.6 million, or 2.6%, to $318.9 million from $327.5 million for 2012.  This decrease primarily reflects the impact of lower yielding Agency MBS, increased Non-Agency MBS borrowing costs (primarily due to allocation of Swap expense), partially offset by lower Agency MBS borrowing costs and higher yielding Non-Agency MBS due to strong credit performance.  The net interest spread on our Agency MBS portfolio declined to 1.09% for 2013 compared to 1.27% for 2012. The net interest spread on our Non-Agency MBS portfolio increased to 4.55% for 2013 compared to 4.42% for the 2012. Our net interest spread and margin for 2013 were 2.32% and 2.70%, respectively, compared to a net interest spread and margin of 2.38% and 2.78%, respectively, for 2012.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2013, 2012 and 2011.  Average yields are derived by dividing interest income by the average amortized cost of the related assets and average costs are derived by dividing interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	For the Year Ended December 31,
	2013				2012				2011
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$6,841,082		$156,046	2.28%	$6,925,973		$196,058	2.83%	$6,921,494		$241,994	3.50%
Non-Agency MBS (1)	4,507,500		326,770	7.25	4,482,281		302,972	6.76	3,373,534		254,617	7.55
Total MBS	11,348,582		482,816	4.25	11,408,254		499,030	4.37	10,295,028		496,611	4.82
Cash and cash equivalents (2)	475,287		124	0.03	382,373		127	0.03	459,363		136	0.03
Total interest-earning assets	11,823,869		482,940	4.08	11,790,627		499,157	4.23	10,754,391		496,747	4.62
Total non-interest-earning assets	1,368,416				1,151,544				430,833
Total assets	$13,192,285				$12,942,171				$11,185,224

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements (3)	$6,116,468		$72,856	1.19	$6,241,623		$97,094	1.56	$6,168,092		$113,062	1.83
Non-Agency repurchase agreements (3)	2,596,663		71,029	2.74	2,090,031		51,673	2.47	1,416,663		24,677	1.74
Total repurchase agreements	8,713,131		143,885	1.65	8,331,654		148,767	1.79	7,584,755		137,739	1.82
Securitized debt	487,476		12,100	2.48	852,656		17,106	2.01	784,120		11,672	1.49
Senior Notes	100,000		8,028	8.03	72,404		5,797	8.01	—		—	—
Total interest-bearing liabilities	9,300,607		164,013	1.76	9,256,714		171,670	1.85	8,368,875		149,411	1.79
Total non-interest-bearing liabilities	629,220				739,770				115,145
Total liabilities	9,929,827				9,996,484				8,484,020
Stockholders’ equity	3,262,458				2,945,687				2,701,204
Total liabilities and stockholders’ equity	$13,192,285				$12,942,171				$11,185,224

Net interest income/ net interest rate spread (4)			$318,927	2.32%			$327,487	2.38%			$347,336	2.83%
Net interest-earning assets/ net interest margin (5)	$2,523,262			2.70%	$2,533,913			2.78%	$2,385,516			3.23%
Ratio of interest-earning assets to interest-bearing liabilities	1.27	x			1.27	x			1.29	x

(1)  Yields presented throughout this Annual Report on Form 10-K are calculated using average amortized cost data which excludes unrealized gains and losses and includes principal payments receivable on such MBS.  For GAAP reporting purposes, MBS purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased bonds and continues to be earned on sold bonds until settlement date.   Includes Non-Agency MBS transferred to consolidated VIEs.
(2)  Includes average interest-earning cash, cash equivalents and restricted cash.
(3)  Average cost of repurchase agreements includes the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration.
(4)  Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.
(5)  Net interest margin reflects net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2013			Year Ended December 31, 2012
	Compared to			Compared to
	Year Ended December 31, 2012			Year Ended December 31, 2011
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Agency MBS	$(2,375)	$(37,637)	$(40,012)	$157	$(46,093)	$(45,936)
Non-Agency MBS	1,714	22,084	23,798	77,051	(28,696)	48,355
Cash and cash equivalents	27	(30)	(3)	(25)	16	(9)
Total net change in income from interest-earning assets	$(634)	$(15,583)	$(16,217)	$77,183	$(74,773)	$2,410

Interest-bearing liabilities:
Agency repurchase agreements	$(1,894)	$(22,344)	$(24,238)	$1,317	$(17,285)	$(15,968)
Non-Agency repurchase agreements	13,380	5,976	19,356	14,363	12,633	26,996
Securitized debt	(8,422)	3,416	(5,006)	1,088	4,346	5,434
Senior Notes	2,214	17	2,231	—	5,797	5,797
Total net change in expense of interest-bearing liabilities	$5,278	$(12,935)	$(7,657)	$16,768	$5,491	$22,259
Net change in net interest income	$(5,912)	$(2,648)	$(8,560)	$60,415	$(80,264)	$(19,849)

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)

December 31, 2013	2.34%	2.75%
September 30, 2013	2.24	2.63
June 30, 2013	2.38	2.73
March 31, 2013	2.32	2.69

December 31, 2012	2.32	2.69
September 30, 2012	2.22	2.61
June 30, 2012	2.45	2.87
March 31, 2012	2.54	2.96

(1)  Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)  Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency and Non-Agency MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
December 31, 2013	2.37%	1.26%	1.11%	7.77%	3.01%	4.76%	4.48%	1.85%	2.63%
September 30, 2013	2.13	1.12	1.01	7.33	2.91	4.42	4.20	1.74	2.46
June 30, 2013	2.19	1.15	1.04	7.15	2.41	4.74	4.18	1.56	2.62
March 31, 2013	2.42	1.24	1.18	6.80	2.45	4.35	4.17	1.63	2.54

December 31, 2012	2.59	1.36	1.23	6.70	2.42	4.28	4.23	1.71	2.52
September 30, 2012	2.66	1.53	1.13	6.65	2.41	4.24	4.25	1.82	2.43
June 30, 2012	2.95	1.63	1.32	6.77	2.32	4.45	4.47	1.85	2.62
March 31, 2012	3.15	1.71	1.44	6.95	2.17	4.78	4.57	1.85	2.72

(1) Reflects annualized interest income on MBS divided by average amortized cost of MBS.
(2) Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Non-Agency cost of funding includes 72 and 57 basis points associated with Swaps to hedge additional interest rate sensitivity on these assets for the quarters ended December 31, 2013 and September 30, 2013, respectively.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for 2013 decreased by $40.0 million, or 20.4% to $156.0 million from $196.1 million for 2012.  This change primarily reflects a decrease in the net yield on our Agency MBS to 2.28% for 2013 from 2.83% for 2012 and an $84.9 million decrease in the average amortized cost of our Agency MBS portfolio to $6.841 billion for 2013 from $6.926 billion for 2012.  At the end of 2013, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of 2012, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 45 basis points to 3.13% for 2013 from 3.58% for 2012.  Although our Agency MBS portfolio experienced a decline in CPR to 17.9% for 2013 compared to a CPR of 19.8% for 2012, we recognized an increase of net premium amortization to $57.9 million in 2013 compared to $52.0 million for 2012. The increase in premium amortization was the result of prepayments on Agency MBS that were purchased with high premiums. At December 31, 2013, we had net purchase premiums on our Agency MBS of $226.8 million, or 3.6% of current par value, compared to net purchase premiums of $227.3 million and 3.3% of par value at December 31, 2012.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased $23.8 million, or 7.9%, for 2013 to $326.8 million compared to $303.0 million for 2012, primarily due to the increase in the net yield on our Non-Agency MBS portfolio. Our Non-Agency MBS portfolio yielded 7.25% for 2013 compared to 6.76% for 2012. For 2013, the average amortized cost of our Non-Agency MBS increased by $25.2 million or 0.6%, to $4.508 billion, from $4.482 billion for 2012.  The increase in the yield on our Non-Agency MBS is primarily due to increases in accretable discount and changes in the forward yield curve, partially offset by the addition of newly acquired assets at yields less than our overall portfolio yield.  During 2013, we recognized net purchase discount accretion of $73.2 million on our Non-Agency MBS, compared to $38.0 million for 2012.  At December 31, 2013, we had net purchase discounts of $1.502 billion, including Credit Reserve and previously recognized OTTI of $1.043 billion, on our Non-Agency MBS, or 26.8% of par value.  During 2013 we reallocated $207.9 million of purchased discount designated as Credit Reserve to accretable purchase discount.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPR experienced for such MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR
December 31, 2013	3.04%	2.37%	12.87%	5.40%	7.77%	14.16%	3.96%	4.48%	13.42%
September 30, 2013	3.07	2.13	19.25	5.59	7.33	18.15	4.07	4.20	18.77
June 30, 2013	3.14	2.19	20.19	5.71	7.15	16.37	4.17	4.18	18.53
March 31, 2013	3.25	2.42	19.08	5.78	6.80	15.06	4.26	4.17	17.34

December 31, 2012	3.38	2.59	19.23	5.85	6.70	15.53	4.37	4.23	17.67
September 30, 2012	3.49	2.66	21.62	5.90	6.65	15.42	4.45	4.25	19.08
June 30, 2012	3.68	2.95	20.39	5.89	6.77	14.87	4.57	4.47	18.20
March 31, 2012	3.78	3.15	17.90	6.02	6.95	14.05	4.62	4.57	16.48

(1) Reflects the annualized coupon interest income divided by the average amortized cost. The discounted purchase price on Non-Agency MBS causes the coupon yield to be higher than the pass-through coupon interest rate. (Does not include MBS underlying our Linked Transactions. See Note 5 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)
(2) Reflects annualized interest income on MBS divided by average amortized cost of MBS.

Interest Expense

Our interest expense for 2013 decreased by $7.7 million, or 4.5% to $164.0 million, from $171.7 million for 2012.  This decrease primarily reflects the lower effective interest rate paid on borrowings to finance Agency MBS and a decrease in the average balance of securitized debt which was partially offset by an increase in our average borrowings to finance Non-Agency MBS.

At December 31, 2013, we had repurchase agreement borrowings of $8.339 billion and securitized debt of $366.2 million, of which $4.045 billion was hedged with Swaps.  At December 31, 2013, our Swaps had a weighted average fixed-pay rate of 1.91% and extended 49 months on average with a maximum remaining term of approximately 116 months.

The following table presents information about our securitized debt at December 31, 2013:

	At December 31, 2013
Benchmark Interest Rate	Securitized Debt	Interest Rate
(Dollars in Thousands)
30 Day LIBOR + 100 basis points	$99,943	1.17%
30 Day LIBOR + 125 basis points	61,711	1.42
Fixed Rate	93,556	2.85
Weighted Average Coupon Rate	110,995	4.02
Total	$366,205	2.50%

The effective interest rate paid on our borrowings decreased to 1.76% for 2013 from 1.85% for 2012.  This decrease reflects the maturity of Swaps with higher fixed-pay rates partially offset by additional higher cost financing associated with our Non-Agency MBS portfolio.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $59.0 million or 63 basis points, for 2013, compared to interest expense of $73.3 million, or 79 basis points, for 2012.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  The weighted average fixed-pay rate on our Swaps decreased to 2.08% for 2013 from 2.68% for 2012.  The weighted average variable interest rate received on our Swaps decreased to 0.19% for 2013 from 0.27% for 2012.  During 2013, we entered into 23 new Swaps with an aggregate notional amount of $2.501 billion, a weighted average fixed-pay rate of 1.85% with initial maturities ranging from two months to ten years, and had Swaps with an aggregate notional amount of $975.4 million and a weighted average fixed-pay rate of 2.78% amortize and/or expire.

We expect that our interest expense and funding costs for 2014 will be impacted by market interest rates, the amount of our borrowings and incremental hedging activity, our existing and future interest rates on our hedging instruments and the extent to which we execute additional financing transactions, such as resecuritizations.  As a result of these variables, our borrowing costs cannot be predicted with any certainty.  (See Notes 5, 6 and 14 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

At the Period Ended	GAAP Leverage Multiple (1)	Non-GAAP Leverage Multiple (2)
December 31, 2013	2.9	3.0
September 30, 2013	3.0	3.1
June 30, 2013	3.1	3.1
March 31, 2013	3.1	3.1

December 31, 2012	3.0	3.0
September 30, 2012	3.2	3.2
June 30, 2012	3.6	3.6
March 31, 2012	3.4	3.5

(1)  Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity.
(2)  The Non-GAAP Leverage Multiple reflects the sum of our borrowings under repurchase agreements, securitized debt, payable for unsettled purchases, obligations to return securities obtained as collateral, Senior Notes and borrowings that are reported on our consolidated balance sheets as a component of Linked Transactions of $102.7 million, $82.4 million, $33.2 million, $34.1 million, $35.3 million, $36.4 million, $51.2 million and $84.8 million December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012 respectively.  We present a Non-GAAP leverage multiple since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple.  (See Note 5 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

OTTI

During 2013, we did not recognize any OTTI charges through earnings against our Non-Agency MBS. During 2012, we recognized OTTI charges through earnings of $1.2 million against our Non-Agency MBS.  The impairment charges during 2012 reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows. At December 31, 2013, we had 308 Agency MBS with a gross unrealized loss of $92.3 million and 30 Non-Agency MBS with a gross unrealized loss of $3.7 million.  Impairments on Agency MBS in an unrealized loss position at December 31, 2013 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the year are considered temporary based on an assessment of changes in the expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in the Company’s analysis of expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI. (See “Critical Accounting Policies and Estimates” for more information regarding OTTI.)

Other Income, net

For 2013, Other income, net, increased slightly by $131,000 to $21.8 million, from $21.6 million for 2012.  2013 Other income, net primarily reflects $25.8 million of net gains realized on the sale of certain Non-Agency MBS and U.S. Treasury securities and unrealized net gains and net interest income of $3.2 million on our Linked Transactions, which was partially offset by $7.5 million of losses realized on the sale of $350.0 million notional of TBA Securities. During 2013, we sold Non-Agency MBS for $152.6 million, realizing gross gains of $25.8 million and sold U.S. Treasury securities for $422.2 million, realizing net losses of approximately $24,000. During 2012, we realized $9.0 million of gains on the sale of certain Agency MBS for proceeds of $168.9 million. The unrealized net gains and net interest income from Linked Transactions of $3.2 million for 2013 included interest income of $3.9 million on the underlying Non-Agency MBS, interest expense of $925,000 on the borrowings under repurchase agreements and an increase of $281,000 in the fair value of the underlying securities.  The unrealized net gains and net interest income on Linked Transactions of $12.6 million for 2012 included interest income of $5.1 million on the underlying Non-Agency MBS, interest expense of $1.1 million on borrowings under repurchase agreements and an increase of $8.6 million in the fair value of the underlying securities.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions.

Operating and Other Expense

For 2013, we had compensation and benefits and other general and administrative expense of $33.7 million, or 1.03% of average equity, compared to $33.6 million, or 1.14% of average equity, for 2012.  The $1.8 million decrease in our compensation and benefits expense to $20.3 million for 2013, compared to $22.1 million for 2012, primarily reflects lower equity-based compensation expense and payroll taxes partially offset by an increase in salary expense. Our other general and administrative expenses increased by $1.9 million to $13.4 million for 2013 compared to $11.5 million for 2012.  The increase was primarily comprised of increases in professional services, including auditing and legal fees, recruitment costs, the cost of data and analytical systems, and lease expense.

During 2013, we recorded an excise tax and interest accrual of $2.0 million reflecting an updated estimate of excise tax payable in respect of undistributed REIT taxable income for the 2012 tax year and an additional accrual of interest with respect to prior years undistributed taxable income and recorded $250,000 reflecting an estimate of excise tax payable in respect of undistributed REIT taxable income for the 2013 tax year. In addition, for 2013, we realized a $2.0 million charge related to the impairment of resecuritization related costs.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)		Book Value per Share of Common Stock (5)
December 31, 2013	2.37%	9.55%	24.80%	0.98%		$8.06
September 30, 2013	2.10	8.71	24.12	1.18	(6)	7.85
June 30, 2013	2.10	8.29	25.35	1.16		8.19
March 31, 2013	2.20	8.92	24.63	1.05	(7)	8.84

December 31, 2012	1.96	8.12	24.16	1.06		8.99
September 30, 2012	2.26	10.14	22.32	0.99		8.80
June 30, 2012	2.33	10.41	22.36	1.13		7.45
March 31, 2012	2.73	12.36	22.07	1.03		7.49

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

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPR experienced for such MBS for the quarterly periods presented:

	Agency MBS (1)			Non-Agency MBS (1)			Total MBS (1)
Quarter Ended	Coupon Yield (2)	Net Yield (3)	Weighted Average CPR	Coupon Yield (2)	Net Yield (3)	Weighted Average CPR	Coupon Yield (2)	Net Yield (3)	Weighted Average CPR
December 31, 2012	3.38%	2.59%	19.23%	5.85%	6.70%	15.53%	4.37%	4.23%	17.67%
September 30, 2012	3.49	2.66	21.62	5.90	6.65	15.42	4.45	4.25	19.08
June 30, 2012	3.68	2.95	20.39	5.89	6.77	14.87	4.57	4.47	18.20
March 31, 2012	3.78	3.15	17.90	6.02	6.95	14.05	4.62	4.57	16.48

December 31, 2011	3.79	3.14	19.35	6.07	7.02	13.07	4.60	4.51	17.19
September 30, 2011	3.98	3.37	19.29	6.15	7.25	14.66	4.75	4.75	17.97
June 30, 2011	4.14	3.68	16.57	6.41	7.84	14.63	4.87	5.01	16.03
March 31, 2011	4.32	3.84	20.95	6.83	8.58	14.80	5.00	5.12	19.39

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
(2)  Reflects annualized coupon interest income divided by the average amortized cost.  The discounted purchase price on Non-Agency MBS causes the coupon yield to be higher than the pass-through coupon interest rate.  (Does not include MBS underlying our Linked Transactions.  See Note 5 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)
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
(2)  Reflects coupon interest income divided by the average amortized cost.  The discounted purchase price on Non-Agency MBS causes the coupon yield to be higher than the pass-through coupon interest rate.  (Does not include MBS underlying our Linked Transactions.  See Note 5 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)
(3)  Reflects interest income divided by the average amortized cost.

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

Our interest expense for 2012 increased by $22.3 million, or 14.9%, to $171.7 million, from $149.4 million for 2011.  This increase primarily reflects the combined impact of an increase in our average borrowings and the higher effective interest rate paid particularly on borrowings to finance Non-Agency MBS, as well as on securitized debt and Senior Notes.  The following table presents information regarding the components of our interest expense for the years ended 2012 and 2011:

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

(1)  Reflects interest expense divided by the average balance and includes the cost of Swaps designated as hedges against repurchase agreements.
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

We expect that our interest expense and funding costs for 2013 will be impacted by market interest rates, the amount of our borrowings and incremental hedging activity, our existing and future interest rates on our hedging instruments and the extent to which we execute additional financing transactions, such as resecuritizations.  As a result of these variables, our future borrowing costs cannot be predicted with any certainty.  (See Notes 5, 6 and 14 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

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

(1)  Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled purchases, obligation to return securities obtained as collateral, and Senior Notes, divided by stockholders’ equity.
(2) The Non-GAAP Leverage Multiple reflects the sum of our borrowings under repurchase agreements, securitized debt, payable for unsettled purchases, obligation to return securities obtained as collateral, Senior Notes  and borrowings that are reported on our consolidated balance sheet as a component of Linked Transactions of $35.3 million, $36.4 million, $51.2 million, $84.8 million, $170.9 million, $193.0 million, $225.4 million and $304.1 million at December 31, 2012, September 30, 2012, June 30, 2012, and March 31, 2012, December 31, 2011, September 30, 2011, June 30, 2011, March 31, 2011, respectively.  We present a Non-GAAP leverage multiple since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple.  (See Note 5 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)
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
(4)  Includes repurchase agreements, securitized debt and Senior Notes.

The following table presents our net interest spread and net interest margin for the quarters presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)

December 31, 2012	2.32%	2.69%
September 30, 2012	2.22	2.61
June 30, 2012	2.45	2.87
March 31, 2012	2.54	2.96

December 31, 2011	2.62	3.00
September 30, 2011	2.83	3.20
June 30, 2011	3.05	3.46
March 31, 2011	2.87	3.31

(1)  Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)  Annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency and Non-Agency MBS for the quarters presented:

	Agency MBS			Non-Agency MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
December 31, 2012	2.59%	1.36%	1.23%	6.70%	2.42%	4.28%	4.23%	1.71%	2.52%
September 30, 2012	2.66	1.53	1.13	6.65	2.41	4.24	4.25	1.82	2.43
June 30, 2012	2.95	1.63	1.32	6.77	2.32	4.45	4.47	1.85	2.62
March 31, 2012	3.15	1.71	1.44	6.95	2.17	4.78	4.57	1.85	2.72

December 31, 2011	3.14	1.71	1.43	7.02	1.78	5.24	4.51	1.73	2.78
September 30, 2011	3.37	1.74	1.63	7.25	1.61	5.64	4.75	1.70	3.05
June 30, 2011	3.68	1.82	1.86	7.84	1.57	6.27	5.01	1.76	3.25
March 31, 2011	3.84	2.10	1.74	8.58	1.62	6.96	5.12	1.99	3.13

(1) Reflects annualized interest income on MBS divided by average amortized cost of MBS.
(2) Reflects annualized interest expense divided by average balance of repurchase agreements and securitized debt.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

During 2012, we recognized OTTI charges through earnings of $1.2 million against our Non-Agency MBS compared to $10.6 million during the year ended 2011.  These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows. At December 31, 2012, we had 33 Non-Agency MBS with a gross unrealized loss of $6.3 million and 53 Agency MBS with a gross unrealized loss of $1.5 million.  Impairments on Agency MBS in an unrealized loss position at December 31, 2012 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the year are considered temporary based on an assessment of changes in the expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in the Company’s analysis of expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.  (See “Critical Accounting Policies and Estimates” for more information regarding OTTI.)

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

Classifications of Investment Securities and Assessment for Other-Than-Temporary Impairments

Our investments in securities are primarily comprised of Agency MBS and Non-Agency MBS, as discussed and detailed in Notes 2(b) and 3 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.  With the exception of MBS accounted for as a component of our Linked Transactions, all of our MBS are designated as available-for-sale and carried on the balance sheet at their fair value with unrealized gains and losses excluded from earnings (except when an OTTI is recognized, as discussed below) and recorded in AOCI, a component of stockholders’ equity.  We do not intend to hold any of our investment securities for trading purposes; however, if available-for-sale securities were classified as trading securities, there could be substantially greater volatility in our earnings.

When the fair value of an available-for-sale security is less than its amortized cost at the balance sheet date, the security is considered impaired.  We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.”  If we intend to sell an impaired security or it is more likely than not that we will be required to sell the impaired security before its anticipated recovery, an OTTI is recognized through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If we do not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through AOCI on the consolidated balance sheets.

In making our assessments about OTTIs, we review and consider certain information relating to our financial position and the impaired securities, including the nature of such securities, the contractual collateral requirements impacting us and our investment and leverage strategies, as well as subjective information, including our current and targeted liquidity position, the credit quality and expected cash flows of the underlying assets collateralizing such securities, and current and anticipated market conditions.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are otherwise assessed to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as management’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.

During 2013, we did not recognize any credit-related OTTI losses through earnings related to our MBS.  At December 31, 2013, we did not intend to sell any MBS that were in an unrealized loss position, and it is “more likely than not” that we will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on our Agency MBS were $92.3 million at December 31, 2013.  Agency MBS are issued by GSEs that enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While our Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. In addition the GSEs are currently profitable on a stand-alone basis with such profits being remitted to the U.S. Treasury. Given the credit quality inherent in Agency MBS, we do not consider any of the current impairments on our Agency MBS to be credit related.  In assessing whether it is more likely than not that we will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, we consider for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as our current and anticipated leverage capacity and liquidity position.  Based on these analyses, we determined that at December 31, 2013 any unrealized losses on our Agency MBS were temporary.

The payments of principal and interest we receive on our Agency MBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.  Fannie Mae and Freddie Mac are GSEs, but their guarantees are not explicitly backed by the full faith and credit of the United States.  Ginnie Mae is part of a U.S. Government agency and its guarantees are explicitly backed by the full faith and credit of the United States.  We believe that the stronger backing for the guarantors of Agency MBS resulting from the conservatorship of Fannie Mae and Freddie Mac has further strengthened their credit worthiness; however, there can be no assurance that these actions will be adequate for their needs.  Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our view of the credit worthiness of our Agency MBS could materially change, which may affect our assessment of OTTI for Agency MBS in future periods.  (See Part I, Item 1A., Risk Factors, “The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may materially adversely affect our business.”)

Unrealized losses on our Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $3.7 million at December 31, 2013.  Based upon the most recent evaluation, we do not consider these unrealized losses to be indicative of OTTI and do not believe that these unrealized losses are credit related, but are rather due to non-credit related factors.  We have reviewed our Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.

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

Derivative Instruments

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

Swaps

For non-centrally cleared Swaps, we determine the fair value of our derivative hedging instruments considering valuations obtained from a third-party pricing service. For Swaps that are cleared by a central clearing house, valuations provided by the clearing house are used. All valuations obtained are tested with internally developed models that apply readily observable market parameters.  In valuing our derivative hedging instruments, we consider both our creditworthiness and that of our counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both us and our counterparties.  All of our derivative hedging instruments are subject to bilateral collateral arrangements or for cleared Swaps, to the clearing house’s margin requirements.  Consequently, no credit valuation adjustment was made in determining the fair value of such instruments.  Our derivative hedging instruments are classified as Level 2 in the fair value hierarchy.

TBA Short Positions

We determine the fair value of our TBA short positions, based upon prices obtained from third party pricing services, which are indicative of market activity. Accordingly, our TBA short positions are classified as Level 2 in the fair value hierarchy.

Interest Income on our Non-Agency MBS

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or are considered to be of lower credit quality is recognized based on the security’s effective interest rate.  The effective interest rate is based on management’s estimate of the projected cash flows for each security, which are based on our observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.  On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the yield/interest income recognized on these securities and/or in the recognition of OTTIs.

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

Hedging Activities

We use a variety of derivative instruments to economically hedge a portion of our exposure to market risks, including interest rate risk, prepayment risk and extension risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. Our derivative instruments are primarily comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with our borrowings. In prior years we have also used interest rate swaptions (or Swaptions) for hedging purposes.  During 2013, we also entered into TBA short positions which are not designated as hedging instruments for GAAP reporting purposes, but are entered into by the Company to reduce interest rate risk associated with our investment activities.

We use Swaps to modify the repricing characteristics of our repurchase agreements and securitized debt and cash flows for such liabilities.  Under each Swap, we agree to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month LIBOR, on the notional amount of the Swap.  Swaptions (when used) are used as a hedge against the risk of changes in the interest component above a specified level on a portion of forecasted one-month fixed rate borrowings.  We document our risk-management policies, including objectives and strategies, as they relate to our hedging activities and the relationship between the hedging instrument and the hedged liability.  We assess both at inception of a hedge and on a quarterly basis thereafter, whether or not the hedge relationship is “highly effective.”

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

Swaps are carried on our balance sheets at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Changes in the fair value of our Swaps are recorded in OCI provided that the hedge remains effective.  Changes in fair value for any ineffective amount of a Swap are recognized in earnings.  We have not recognized any change in the value of our existing Swaps through earnings as a result of hedge ineffectiveness.

Swaptions (when used) are carried as assets on our balance sheets at fair value.  Changes in the intrinsic value of the Swap underlying the Swaption are recorded in OCI, a component of stockholders’ equity, provided that the hedge remains effective, while changes in the time value of the Swaption are recorded as gains/losses through earnings as a component of other income during the option period.  We use the cumulative dollar-offset ratio to assess the hedge effectiveness of our Swaptions.

During 2013, we entered into TBA short positions as a means of managing interest rate risk and MBS basis risk associated with our investment and financing activities. A TBA short position is a forward contract for sale of Agency MBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency MBS that could be delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association (or SIFMA), are not known at the time of the transaction.

We account for TBA short positions as derivative instruments since we cannot assert that it is probable at inception and throughout the term of the TBA contract that we will physically deliver the agency security upon settlement of the contract. We present TBA short positions as either derivative assets or liabilities, at fair value on our consolidated balance sheets. Gains and losses associated with TBA short positions are reported in Other income on our consolidated statements of operations.

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

During 2010, we granted certain RSUs that vest after either two or four years of service and provided that certain criteria are met, which are based on a formula that includes changes in our closing common stock price over a two- or four-year period and dividends declared on our common stock during those periods. In each year in the three-year period ended December 31, 2013, we granted certain RSUs that vest annually over a one or three-year period, provided that certain criteria are met, which are based on a formula that includes changes in our closing stock price over the annual vesting period and dividends declared on our common stock during those periods.  Such criteria constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding whether the market condition will be achieved is reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determines the amount of compensation expense that is recognized.  Compensation expense is not reversed should the market condition not be achieved, while differences in actual forfeiture experience relative to estimated forfeitures will result in adjustments to the timing and amount of compensation expense recognized.

We have awarded DERs that may be attached to or awarded separately from other equity based awards.  Compensation expense for separately awarded DERs is based on the grant date fair value of such awards and is recognized over the vesting period.  Payments pursuant to these DERs are charged to stockholders’ equity.  Payments pursuant to DERs that are attached to equity based awards are charged to stockholders’ equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for DERs to the extent that the attached equity awards do not or are not expected to vest and grantees are not required to return payments of dividends or DERs to us.

RECENT ACCOUNTING STANDARDS TO BE ADOPTED IN FUTURE PERIODS

Financial Services - Investment Companies

In June 2013, the FASB issued Accounting Standards Update ( or ASU) 2013-08, Financial Services - Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements, ( or ASU 2013-08). In general, the amendments of this ASU: (i) revise the definition of an investment company; (ii) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (iii) require information to be disclosed concerning the status of the entity and any financial support provided, or contractually required to be provided, by the investment company to its investees. ASU 2013-08 is effective for interim and annual periods that begin after December 15, 2013 and early application is prohibited. As the FASB has decided to retain the current U.S. GAAP scope exception from investment company accounting and financial reporting for real estate investment trusts, the adoption of this ASU will not have a material impact on our consolidated financial statements.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock or other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional MBS, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our repurchase agreements.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at December 31, 2013, we had 11.5 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During 2013, we issued 9,511,739 shares of common stock through our DRSPP, raising net proceeds of approximately $77.6 million.

On April 15, 2013, we completed the issuance of 8.0 million shares of our Series B Preferred Stock, liquidation preference $25.00 per share, in an underwritten public offering. The aggregate net proceeds to us from the offering of the Series B Preferred Stock were approximately $193.3 million, after deducting the underwriting discount and related offering expenses. We used a portion of the net proceeds to redeem all of our outstanding Series A Preferred Stock (as discussed below), and used the remaining net proceeds of the offering for general corporate purposes, including, without limitation, to acquire additional MBS consistent with our investment policy, and for working capital, which may include, among other things, the repayment of its repurchase agreements.
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

During the year ended December 31, 2013, we repurchased 2,143,354 shares of our common stock under the Repurchase Program at a total cost of approximately $15.4 million and an average cost of $7.20 per share.  (See Part II, Item 5., “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities,” of this Annual Report on Form 10-K, for further discussion regarding our Repurchase Program.)

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at December 31, 2013 and December 31, 2012:

	Weighted Average Haircut	Low	High
December 31, 2013
Repurchase agreement borrowings secured by:
Agency MBS	4.89%	3.00%	6.00%
Non-Agency MBS	32.48	10.00	63.00
U.S. Treasury securities	1.65	1.00	2.00

December 31, 2012
Repurchase agreement borrowings secured by:
Agency MBS	4.80%	3.00%	7.00%
Non-Agency MBS	30.49	10.00	63.00
U.S. Treasury securities	1.74	1.00	2.00

The haircut requirements for the respective underlying collateral types for our repurchase agreements have not significantly changed since December 31, 2012.

During 2013, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at generally attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than does repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS (which we expect will continue to comprise the majority of our assets) on more favorable terms than financing for Non-Agency MBS.

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

At December 31, 2013, we had a total of $10.2 billion of MBS and U.S. Treasury securities and $37.5 million of restricted cash pledged against our repurchase agreements and Swaps.  At December 31, 2013, we had a Cushion of $970.9 million available to meet potential margin calls, comprised of cash and cash equivalents of $565.4 million, unpledged Agency MBS of $369.1 million, and excess Agency MBS collateral of $36.4 million.  In addition, at December 31, 2013, we had unpledged Non-Agency MBS with a fair value of $53.4 million and Non-Agency MBS with a fair value of $245.3 million pledged in excess of contractual requirements.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements				Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Quarter Balance		Maximum Balance at Any Month-End	Quarterly Average Balance	End of Quarter Balance		Maximum Balance at Any Month-End
(In Thousands)
December 31, 2013	$8,462,138	$8,339,297		$8,504,593	$399,762	$366,205		$398,384
September 30, 2013	8,679,410	8,568,171		8,721,573	440,665	419,693		462,207
June 30, 2013	8,842,018	8,909,283		8,909,283	505,409	443,748		508,893
March 31, 2013	8,873,852	8,902,827		8,956,951	606,858	542,014		609,707

December 31, 2012	8,841,994	8,752,472		8,966,468	712,259	646,816		718,326
September 30, 2012	8,741,020	8,832,326		8,832,326	819,361	749,471		821,256
June 30, 2012	7,961,497	8,368,407		8,368,407	931,045	861,255		935,051
March 31, 2012	7,772,000	7,908,932		7,908,932	949,868	967,422	(2)	1,000,787

December 31, 2011	7,969,178	7,813,159		7,996,749	929,836	875,520		932,239
September 30, 2011	8,007,343	8,017,663		8,084,098	1,026,701	958,406		1,027,701
June 30, 2011	7,742,223	7,870,251		7,870,251	731,091	1,062,040	(3)	1,062,040	(3)
March 31, 2011	6,600,592	7,652,713	(4)	7,652,713	440,814	663,367	(5)	680,794	(5)

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

Cash Flows and Liquidity For the Year Ended December 31, 2013

Our cash and cash equivalents increased by $164.1 million during the year ended December 31, 2013, reflecting: $1.601 billion provided by our investing activities, primarily from payments on our MBS; $298.1 million provided by our operating activities; and $1.735 billion used by our financing activities.

At December 31, 2013, our debt-to-equity multiple was 2.9x, compared to 3.0x at December 31, 2012.  At December 31, 2013, we had borrowings under repurchase agreements of $8.339 billion with 26 counterparties, of which $5.750 billion was secured by Agency MBS, $2.207 billion was secured by Non-Agency MBS and $382.7 million was secured by U.S. Treasuries.  In addition, at such date, we had $102.7 million of borrowings under repurchase agreements that were a component of our Linked Transactions.  (See Note 5 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2012, we had borrowings under repurchase agreements of $8.752 billion with 26 counterparties and had borrowings under repurchase agreements of $35.3 million that were a component of our Linked Transactions.

At December 31, 2013, outstanding securitized debt was $366.2 million, which had a weighted average expected remaining term of 0.74 years. During the year ended December 31, 2013, securitized debt was reduced by principal payments of $409.6 million.  During 2013, the principal balance for the DMSI 2010-RS2 Senior Bond (A1 tranche) was paid off and the A2 and A3 tranches were sold to third parties for aggregate proceeds of $129.3 million.

 During 2013, we issued 8.0 million shares of our Series B Preferred Stock in an underwritten public offering. The aggregate net proceeds to us from the offering of the Series B Preferred Stock were approximately $193.3 million, after deducting the underwriting discount and estimated offering expenses. A portion of such net proceeds were used during 2013 to redeem all 3,840,000 outstanding shares of our Series A Preferred Stock at an aggregate redemption price of approximately $97.0 million, or $25.27153 per share, including all accrued and unpaid dividends to the redemption date. (See Note 11 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

During 2013, we received $1.601 billion through our investing activities.  We received cash of $2.771 billion from prepayments and scheduled amortization on our MBS portfolio, of which $1.846 billion was attributable to Agency MBS and $924.4 million was from Non-Agency MBS.  We purchased $1.411 billion of Agency MBS and $333.4 million of Non-Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain MBS in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In addition, we sold certain of our Non-Agency MBS and U.S. Treasury securities for $574.9 million, realizing net gains of $25.8 million.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings (including underlying Linked Transactions) and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received For Reverse Margin Calls	Net Assets Received/ (Pledged) For Margin Activity
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
December 31, 2013	$282,521	$8,500	$291,021	$242,652	$(48,369)
September 30, 2013	395,970	61,400	457,370	506,703	49,333
June 30, 2013	421,744	2	421,746	294,067	(127,679)
March 31, 2013	631,265	—	631,265	575,083	(56,182)

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants to date.

During 2013, we paid $594.8 million for cash dividends on our common stock and DERs which included (i) a special cash dividend paid on April 10, 2013 of $0.50 per share of common stock, or $179.9 million, including DERs of approximately $641,000 and (ii) a special cash dividend paid on August 30, 2013 of $0.28 per share of common stock, or $102.2 million, including DERs of approximately $355,000. In addition, during 2013, we paid cash dividends of $13.8 million on our preferred stock.  On December 11, 2013, we declared our fourth quarter 2013 dividend on our common stock of $0.20 per share; on January 31, 2014, we paid this dividend, which totaled $73.2 million, including DERs of approximately $169,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance-sheet arrangements.  Our Linked Transactions are comprised of MBS, associated repurchase agreements and interest receivable/payable on such accounts.  The extent to which these transactions become unlinked in the future, the underlying MBS and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheet and statement of operations, prospectively.  (See page 47 for information about our leverage multiple and Note 5 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the effect on our liquidity and cash flows of contractual obligations for the principal and interest amounts due at December 31, 2013:

	Due During the Year Ending December 31,
(In Thousands)	2014	2015	2016	2017	2018	Thereafter	Total
Repurchase agreements	$8,097,772	$241,525	$—	$—	$—	$—	$8,339,297
Interest expense on repurchase agreements (1)	18,240	19,615	36,018	—	—	—	73,873
Linked Transactions (2)	102,923	—	—	—	—	—	102,923
Securitized debt (3)	40,185	48,112	53,151	63,797	43,081	116,155	364,481
Interest expense on securitized debt (1)	8,719	8,377	8,229	7,353	5,737	12,134	50,549
Senior Notes (4)	—	—	—	—	—	100,000	100,000
Interest expense on Senior Notes (1)	8,000	8,000	8,000	8,000	8,000	187,911	227,911
Payable for unsettled purchases	6,737	—	—	—	—	—	6,737
Long-term lease obligations	2,382	2,397	2,552	2,522	2,522	3,572	15,947
Total	$8,284,958	$328,026	$107,950	$81,672	$59,340	$419,772	$9,281,718

(1)  Interest expense based on the interest rate in effect at December 31, 2013.
(2)  Reflect payments of principal and interest due on repurchase agreements that are a component of our Linked Transactions.
(3)  Securitized debt is contractually scheduled to mature by December 2024.  However, the weighted average life of the securitized debt is estimated to be 0.74 years assuming a 11.1% weighted average CPR. Excludes $1.7 million of premium on securitized debt issued.
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
In calculating the duration of our Agency MBS we take into account the characteristics of the underlying mortgage loans including whether the underlying loans are fixed rate, adjustable or hybrid; coupon, expected prepayment rates and lifetime and periodic caps. We use third-party financial models, combined with management’s assumptions and observed empirical data when estimating the duration of our Agency MBS.
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
Non-Agency prices have generally trended up during the last eight quarters. As with other financial assets, this has been driven by very accommodative Federal Reserve monetary policy. It has also been driven by strong mortgage credit fundamentals with increasing home prices, declining defaults, stable severities and higher voluntary prepayment rates.
At these higher prices and therefore lower yields, we believe that our Non-Agency MBS have become more interest rate sensitive and now exhibit positive duration. In analyzing the interest rate sensitivity of our Non-Agency MBS we take into account the characteristics of the underlying mortgage loans including credit quality and whether the underlying loans are fixed-rate, adjustable or hybrid. We estimate the duration of our Non-Agency MBS using management’s assumptions.
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

 At December 31, 2013, MFA’s $11.502 billion of Agency MBS and Non-Agency MBS, which includes MBS underlying Linked Transactions, were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including months to reset and three-month average CPR, is presented below:

	Agency MBS			Non-Agency MBS			Total
	Fair Value	Average Months to Reset (1)	Average CPR (2)	Fair Value	Average Months to Reset (1)	Average CPR (2)	Fair Value	Average Months to Reset (1)	Average CPR (2)
Time to Reset

(Dollars in Thousands)
< 2 years (3)	$1,994,323	10	16.3%	$3,072,603	4	12.3%	$5,066,926	6	13.8%
2-5 years	1,155,070	43	18.5	410,635	35	22.6	1,565,705	41	19.7
> 5 years	909,762	76	12.1	—	—	—	909,762	76	12.1
ARM-MBS Total	$4,059,155	34	15.9%	$3,483,238	8	13.6%	$7,542,393	22	14.8%
15-year fixed (4)	$2,460,066		8.8%	$16,756		18.6%	$2,476,822		8.1%
30-year fixed (4)	—		—	1,477,099		15.1	1,477,099		15.1
40-year fixed (4)	—		—	5,834		10.5	5,834		10.5
Fixed-Rate Total	$2,460,066		8.8%	$1,499,689		15.1%	$3,959,755		10.6%
MBS Total	$6,519,221		12.9%	$4,982,927		14.0%	$11,502,148		13.4%

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

The information presented in the following “Shock Tables” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of derivative hedging instruments, over the next 12 months based on the assets in our investment portfolio at December 31, 2013 and December 31, 2012.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at December 31, 2013 and 2012.

December 31, 2013

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Derivative Hedging Instruments	Estimated Value of Financial Instruments Carried at Fair Value	Estimated Change in Fair Value	Percentage Change in Net Interest Income (2)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$11,792,815	$135,505	$11,928,320	$(123,981)	(0.94)%	(1.03)%
+ 50 Basis Point Increase	$11,934,159	$60,144	$11,994,303	$(57,998)	(0.67)%	(0.48)%
Actual at December 31, 2013	$12,067,518	$(15,217)	$12,052,301	$—	—	—
- 50 Basis Point Decrease	$12,192,892	$(90,577)	$12,102,315	$50,014	(2.34)%	0.41%
-100 Basis Point Decrease	$12,310,282	$(165,938)	$12,144,344	$92,043	(8.58)%	0.76%

December 31, 2012

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Derivative Hedging Instruments	Estimated Value of Financial Instruments Carried at Fair Value	Estimated Change in Fair Value	Percentage Change in Net Interest Income (2)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$12,503,450	$(29,802)	$12,473,648	$(118,975)	(7.71)%	(0.95)%
+ 50 Basis Point Increase	$12,586,943	$(46,316)	$12,540,627	$(51,996)	(4.00)%	(0.41)%
Actual at December 31, 2012	$12,655,453	$(62,830)	$12,592,623	$—	—	—
- 50 Basis Point Decrease	$12,708,979	$(79,344)	$12,629,635	$37,012	(0.19)%	0.29%
-100 Basis Point Decrease	$12,747,521	$(95,858)	$12,651,663	$59,040	(5.94)%	0.46%

(1)  Such assets include MBS, including linked MBS that are reported as a component of our Linked Transactions on our consolidated balance sheets, and cash and cash equivalents. Such linked MBS may not be linked in future periods.
(2)   Includes underlying interest income and interest expense associated with MBS and repurchase agreement borrowings underlying our Linked Transactions.  Such MBS and repurchase agreements may not be linked in future periods.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2013 and December 31, 2012.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or 1933 Act) and Section 21E of the Securities Exchange Act of 1934, as amended (or 1934 Act).  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative hedging instruments (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings and securitized debt, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  At December 31, 2013 and December 31, 2012, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

At December 31, 2013, the impact on portfolio value was approximated using estimated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of derivative hedging instruments, of 0.90 which is the weighted average of 2.84 for our Agency MBS, 1.48 for our Non-Agency MBS, (3.74) for our derivative hedging instruments and zero for our cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.26), which is the weighted average of (0.49) for our Agency MBS, zero for our derivative hedging instruments, zero for our Non-Agency MBS and zero for our cash and cash equivalents. At December 31, 2012, the impact on portfolio value was approximated using a calculated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of derivative hedging instruments, of 0.70, which is the weighted average of 1.69 for our Agency MBS, (1.34) for our derivative hedging instruments and zero for our Non-Agency MBS, and expected convexity (i.e., the approximate change in duration relative to the change in interest rates) of (0.47), which is the weighted average of (0.83) for our Agency MBS, zero for our derivative hedging instruments and zero for our Non-Agency MBS.  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from derivative hedging instruments.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

MARKET VALUE RISK

Our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in AOCI, a component of stockholders’ equity, except that credit related impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our Linked Transactions are reported in earnings.  At December 31, 2013, our investment portfolio was comprised of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS are generally not credit-related, changes in the fair value of our Non-Agency MBS and Linked Transactions may reflect both market and interest rate conditions as well as credit risk.  At December 31, 2013, our Non-Agency MBS had a fair value of $4.852 billion and an amortized cost of $4.114 billion, comprised of gross unrealized gains of $742.3 million and gross unrealized losses of $3.7 million.  At December 31, 2013, our Linked Transactions included MBS with a fair value of $130.8 million, including net unrealized gains of $4.3 million, which have been reflected through earnings to date as a component of unrealized net gains and net interest income from Linked Transactions.

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

In evaluating our asset/liability management and Non-Agency MBS credit performance, we consider the credit characteristics underlying our Non-Agency MBS, including those that are a component of our Linked Transactions.  The following table presents certain information about our Non-Agency MBS portfolio and Non-Agency MBS underlying our Linked Transactions at December 31, 2013.  Information presented with respect to weighted average Fair Isaac Corporation (or FICO) scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrower’s credit score or the current use of the mortgaged property.

The information in the table below is presented as of December 31, 2013:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	104	91	105	16	44	56	416
MBS current face (3)	$1,730,621	$1,192,808	$1,269,762	$192,839	$620,208	$648,108	$5,654,346
Total purchase discounts, net (3)	$(450,798)	$(356,431)	$(245,490)	$(72,717)	$(222,255)	$(161,917)	$(1,509,608)
Purchase discount designated as Credit Reserve and OTTI (4)	$(336,850)	$(208,065)	$(119,031)	$(51,990)	$(219,770)	$(112,052)	$(1,047,758)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	19.5%	17.4%	9.4%	27.0%	35.4%	17.3%	18.5%
MBS amortized cost (3)	$1,279,823	$836,377	$1,024,272	$120,122	$397,953	$486,191	$4,144,738
MBS fair value (3)	$1,496,951	$1,019,060	$1,158,146	$154,044	$481,697	$577,629	$4,887,527
Weighted average fair value to current face	86.5%	85.4%	91.2%	79.9%	77.7%	89.1%	86.4%
Weighted average coupon (5)	4.51%	3.63%	3.36%	4.09%	4.65%	4.18%	4.03%
Weighted average loan age (months) (5)(6)	81	90	104	85	91	105	92
Weighted average current loan size (5)(6)	$538	$513	$341	$445	$283	$287	$429
Percentage amortizing (7)	36%	58%	62%	45%	56%	68%	53%
Weighted average FICO score at origination (5)(8)	733	729	727	704	704	705	723
Owner-occupied loans	89.9%	89.3%	85.9%	79.0%	84.8%	83.4%	87.2%
Rate-term refinancings	27.8%	19.0%	15.7%	19.8%	15.9%	13.7%	20.0%
Cash-out refinancings	32.7%	33.7%	26.2%	44.3%	41.2%	37.2%	33.3%
3 Month CPR (6)	17.9%	14.4%	12.7%	8.0%	12.1%	12.8%	14.4%
3 Month CRR (6)(9)	14.3%	12.2%	9.3%	5.4%	6.4%	9.1%	11.0%
3 Month CDR (6)(9)	3.8%	2.5%	2.7%	2.6%	5.3%	3.9%	3.4%
3 Month loss severity	47.8%	48.0%	52.3%	63.8%	57.6%	44.7%	50.3%
60+ days delinquent (8)	16.0%	15.9%	12.9%	23.9%	24.2%	16.7%	16.5%
Percentage of always current borrowers (Lifetime) (10)	47.2%	46.7%	52.7%	36.1%	32.4%	39.4%	45.4%
Percentage of always current borrowers (12M) (11)	70.9%	71.7%	75.7%	61.2%	59.0%	65.4%	69.9%
Weighted average credit enhancement (8)(12)	0.5%	1.5%	5.3%	0.5%	0.9%	6.6%	2.5%

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
(3) Excludes Non-Agency MBS issued in 2013 in which the underlying collateral consists of re-performing loans that were originated in prior years. These Non-Agency MBS are a component of our re-performing deals and have a current face of $96.1 million, amortized cost of $95.4 million, fair value of $95.4 million and purchase discounts of $763,000 at December 31, 2013.
(4) Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.
(5)  Weighted average is based on MBS current face at December 31, 2013.
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
(12) Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.  As of December 31, 2013, a total of 255 Non-Agency MBS in our portfolio representing approximately $3.774 billion or 67% of the current face amount of the portfolio had no credit enhancement.

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including Non-Agency MBS underlying our Linked Transactions, at December 31, 2013:

Property Location	Percent
Southern California	28.1%
Northern California	17.1%
Florida	8.0%
New York	5.2%
Virginia	3.8%
Maryland	3.3%

LIQUIDITY RISK

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreements.  We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are reported as a component to our Linked Transactions, and Swaps.  At December 31, 2013, we had a Cushion of $970.9 million available to meet potential margin calls, comprised of cash and cash equivalents of $565.4 million, unpledged Agency MBS of $369.1 million and Agency MBS with a fair value of $36.4 million pledged in excess of contractual requirements.  In addition, at December 31, 2013, we had unpledged Non-Agency MBS with a fair value of $53.4 million and Non-Agency MBS with a fair value of $245.3 million pledged in excess of contractual requirements.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

We have audited the accompanying consolidated balance sheets of MFA Financial, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MFA Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 13, 2014

MFA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	December 31, 2013	December 31, 2012
Assets:
Mortgage-backed securities (“MBS”):
Agency MBS, at fair value ($6,142,306 and $6,747,299 pledged as collateral, respectively)	$6,519,221	$7,225,460
Non-Agency MBS, at fair value ($1,778,067 and $1,602,953 pledged as collateral, respectively)	2,569,766	2,762,006
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”) (1)	2,282,371	2,620,159
Securities obtained and pledged as collateral, at fair value	383,743	408,833
Cash and cash equivalents	565,370	401,293
Restricted cash	37,520	5,016
Interest receivable	35,828	44,033
Derivative instruments:
MBS linked transactions, net (“Linked Transactions”), at fair value	28,181	12,704
Derivative hedging instruments, at fair value	13,000	203
Goodwill	7,189	7,189
Prepaid and other assets	29,719	30,654
Total Assets	$12,471,908	$13,517,550

Liabilities:
Repurchase agreements	$8,339,297	$8,752,472
Securitized debt (2)	366,205	646,816
Obligation to return securities obtained as collateral, at fair value	383,743	508,827
8% Senior Notes due 2042 (“Senior Notes”)	100,000	100,000
Accrued interest payable	14,726	16,104
Derivative hedging instruments, at fair value	28,217	63,034
Dividends and dividend equivalents rights (“DERs”) payable	73,643	72,222
Payable for unsettled purchases	6,737	33,479
Excise tax and interest payable	6,398	7,500
Accrued expenses and other liabilities	10,691	6,090
Total Liabilities	$9,329,657	$10,206,544

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; 8.50% Series A cumulative redeemable 5,000 shares authorized; 0 and 3,840 shares issued and outstanding, respectively ($0 and $96,000 aggregate liquidation preference, respectively)	$—	$38
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable 8,050 and 0 shares authorized; 8,000 and 0 shares issued and outstanding, respectively ($200,000 and $0 aggregate liquidation preference, respectively)	80	—
Common stock, $.01 par value; 886,950 and 895,000 shares authorized; 365,125 and 357,546 shares issued and outstanding, respectively	3,651	3,575
Additional paid-in capital, in excess of par	2,972,369	2,805,724
Accumulated deficit	(571,544)	(260,308)
Accumulated other comprehensive income	737,695	761,977
Total Stockholders’ Equity	$3,142,251	$3,311,006
Total Liabilities and Stockholders’ Equity	$12,471,908	$13,517,550

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

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2013	2012	2011

Interest Income:
Agency MBS	$156,046	$196,058	$241,994
Non-Agency MBS	170,485	134,901	101,054
Non-Agency MBS transferred to consolidated VIEs	156,285	168,071	153,563
Cash and cash equivalent investments	124	127	136
Interest Income	$482,940	$499,157	$496,747

Interest Expense:
Repurchase agreements	$143,885	$148,767	$137,739
Securitized debt	12,100	17,106	11,672
Senior Notes	8,028	5,797	—
Total Interest Expense	$164,013	$171,670	$149,411

Net Interest Income	$318,927	$327,487	$347,336

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$—	$(879)	$(45,144)
Portion of loss (reclassed from)/recognized in other comprehensive income/(loss)	—	(321)	34,574
Net Impairment Losses Recognized in Earnings	$—	$(1,200)	$(10,570)

Other Income, net:
Unrealized net gains and net interest income from Linked Transactions	$3,225	$12,610	$3,015
Losses on TBA short positions	(7,517)	—	—
Gain on sales of MBS and U.S. Treasury securities, net	25,825	9,001	6,730
Revenue from operations of real estate held-for-sale	—	—	1,566
Gain on sale of properties, net	—	—	430
Other, net	219	10	(914)
Other Income, net	$21,752	$21,621	$10,827

Operating and Other Expense:
Compensation and benefits	$20,328	$22,089	$18,959
Other general and administrative expense	13,361	11,480	11,250
Excise tax and interest	2,250	7,500	—
Impairment of resecuritization related costs	2,031	—	—
Real estate held-for-sale operating expense	—	—	970
Operating and Other Expense	$37,970	$41,069	$31,179

Net Income	$302,709	$306,839	$316,414
Less Preferred Stock Dividends	13,750	8,160	8,160
Less Issuance Costs of Redeemed Preferred Stock	3,947	—	—
Net Income Available to Common Stock and Participating Securities	$285,012	$298,679	$308,254

Earnings per Common Share - Basic and Diluted	$0.78	$0.83	$0.90

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011

Net Income	$302,709	$306,839	$316,414
Other Comprehensive Income/(Loss):
Unrealized (loss)/gain on Agency MBS, net	(186,568)	(7,820)	61,149
Unrealized gain/(loss) on Non-Agency MBS, net	134,505	785,830	(381,410)
Reclassification adjustment for MBS sales included in net income	(19,833)	(7,493)	(7,500)
Reclassification adjustment for other-than-temporary impairments included in net income	—	(1,200)	(10,570)
Unrealized gain on derivative hedging instruments, net	47,614	51,363	24,948
Other Comprehensive (Loss)/Income	(24,282)	820,680	(313,383)
Comprehensive Income before preferred stock dividends and issuance costs of redeemed preferred stock	$278,427	$1,127,519	$3,031
Dividends declared on preferred stock	(13,750)	(8,160)	(8,160)
Issuance costs of redeemed preferred stock	(3,947)	—	—
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$260,730	$1,119,359	$(5,129)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31,
	2013		2012		2011
(In Thousands, Except Per Share Amounts)	Dollars	Shares	Dollars	Shares	Dollars	Shares

Preferred Stock, 8.50% Series A Cumulative Redeemable - Liquidation Preference $25.00 per Share:
Balance at beginning of year	$38	3,840	$38	3,840	$38	3,840
Redemption of Series A Preferred Stock	(38)	(3,840)	—	—	—	—
Balance at end of year	$—	—	$38	3,840	$38	3,840

Preferred Stock, 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share:
Balance at beginning of year	$—	—	$—	—	$—	—
Issuance of Series B Preferred Stock, net of expenses	80	8,000	—	—	—	—
Balance at end of year	$80	8,000	$—	—	$—	—

Common Stock, Par Value $.01:
Balance at beginning of year	$3,575	357,546	$3,561	356,112	$2,805	280,481
Issuance of common stock (1)	97	9,855	30	2,966	756	75,631
Repurchase of shares of common stock (1)	(21)	(2,276)	(16)	(1,532)	—	—
Balance at end of year	$3,651	365,125	$3,575	357,546	$3,561	356,112

Additional Paid-in Capital, in excess of Par:
Balance at beginning of year	$2,805,724		$2,795,925		$2,184,493
Issuance of common stock, net of expenses (1)	77,528		15,432		607,047
Redemption of Series A Preferred Stock	(92,015)		—		—
Issuance of Series B Preferred Stock, net of expenses	193,236		—		—
Shares issued for common stock option exercises	—		35		—
Equity-based compensation expense	4,156		6,488		4,385
Repurchase of shares of common stock (1)	(16,260)		(12,156)		—
Balance at end of year	$2,972,369		$2,805,724		$2,795,925

Accumulated Deficit:
Balance at beginning of year	$(260,308)		$(243,061)		$(191,569)
Net income	302,709		306,839		316,414
Dividends declared on common stock	(594,318)		(314,553)		(358,104)
Dividends declared on preferred stock	(13,750)		(8,160)		(8,160)
Dividends attributable to DERs	(1,930)		(1,373)		(1,642)
Issuance costs of redeemed Preferred Stock	(3,947)		—		—
Balance at end of year	$(571,544)		$(260,308)		$(243,061)

Accumulated Other Comprehensive Income/(Loss):
Balance at beginning of year	$761,977		$(58,703)		$254,680
Change in unrealized (losses)/gains on MBS, net	(71,896)		769,317		(338,331)
Change in unrealized gains on derivative hedging instruments, net	47,614		51,363		24,948
Balance at end of year	$737,695		$761,977		$(58,703)

Total Stockholders’ Equity at end of the year	$3,142,251		$3,311,006		$2,497,760

(1)  For the year ended December 31, 2013, includes approximately $15.4 million (2,143,354 shares) repurchased through the Company’s publicly announced stock repurchase program and approximately $849,000 (132,276 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2012, includes approximately $9.7 million (1,240,291 shares) repurchased through the Company’s publicly announced stock repurchase program and approximately $2.5 million (291,803 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Cash Flows From Operating Activities:
Net income	$302,709	$306,839	$316,414
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS and U.S. Treasury securities	(25,825)	(9,001)	(6,730)
Other-than-temporary impairment charges	—	1,200	10,570
Accretion of purchase discounts on MBS	(73,447)	(38,263)	(42,419)
Amortization of purchase premiums on MBS	58,207	52,298	38,466
Depreciation and amortization on real estate, fixed assets and other assets	5,831	3,534	2,664
Gain on sale of real estate	—	—	(430)
Equity-based compensation expense	4,158	6,488	4,385
Unrealized (gains)/losses on derivative instruments	(1,111)	(9,593)	14,855
(Increase)/decrease in interest receivable	8,180	(1,160)	(4,622)
(Increase)/decrease in prepaid and other assets	(5,549)	(12,767)	783
Realized loss on TBA short positions	7,517	—	—
Increase/(decrease) in accrued expenses and other liabilities, and excise tax and interest	3,610	3,820	(632)
Increase in accrued interest payable on financial instruments	13,808	6,992	1,105
Net cash provided by operating activities	$298,088	$310,387	$334,409
Cash Flows From Investing Activities:
Principal payments on MBS	$2,770,710	$2,671,137	$2,291,153
Proceeds from sale of MBS and U.S. Treasury securities	574,869	268,859	150,630
Purchases of MBS	(1,744,605)	(3,589,981)	(4,834,169)
Proceeds from sale of real estate	—	—	11,370
Additions to leasehold improvements, furniture, fixtures and real estate investment	(373)	(443)	(2,343)
Net cash provided by/(used in) investing activities	$1,600,601	$(650,428)	$(2,383,359)
Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(69,851,602)	$(63,237,681)	$(54,050,542)
Proceeds from borrowings under repurchase agreements	69,438,427	64,176,994	55,824,734
Proceeds from issuance of securitized debt	129,314	186,691	963,255
Principal payments on securitized debt	(409,606)	(415,395)	(308,668)
Payments made on obligation to return securities obtained as collateral	(246,850)	—	—
Maturity of obligation to return securities obtained as collateral	(275,402)	—	—
Payments made for resecuritization related costs	—	(1,814)	(6,981)
Proceeds from issuance of Senior Notes	—	100,000	—
Payments made for Senior Notes related costs	—	(3,415)	—
Cash disbursements on financial instruments underlying Linked Transactions	(419,802)	(585,393)	(2,327,609)
Cash received from financial instruments underlying Linked Transactions	405,436	462,889	1,710,520
Payments made for margin calls on repurchase agreements and interest rate swaps (“Swaps”)	(69,902)	(2,390)	(19,361)
Proceeds from reverse margin calls on repurchase agreements and Swaps	22,809	12,890	42,914
Payment made to purchase interest rate swaption (“Swaption”)	—	—	(915)
Settlement of TBA short positions	(7,517)	—	—
Proceeds from issuances of common stock	77,625	13,038	607,803
Payments made for redemption of Series A Preferred Stock	(96,000)	—	—
Proceeds from issuance of Series B Preferred Stock	200,000	—	—
Payments made for preferred stock offering costs	(6,684)	—	—
Payments made to repurchase common stock	(16,281)	(9,713)	—
Dividends paid on preferred stock	(13,750)	(8,160)	(8,160)
Dividends paid on common stock and DERs	(594,827)	(341,229)	(329,261)
Net cash (used in)/provided by financing activities	$(1,734,612)	$347,312	$2,097,729

Net increase in cash and cash equivalents	$164,077	$7,271	$48,779
Cash and cash equivalents at beginning of period	$401,293	$394,022	$345,243
Cash and cash equivalents at end of period	$565,370	$401,293	$394,022

Supplemental Disclosure of Cash Flow Information:
Interest paid	$162,186	$161,657	$148,306

Non-cash investing and financing activities:
MBS recorded upon de-linking of Linked Transactions	$—	$175,194	$773,046
Repurchase agreements recorded upon de-linking of Linked Transactions	$—	$—	$46,698
Net increase in securities obtained as collateral/obligation to return securities obtained as collateral	$401,135	$202,432	$306,401
Dividends and DERs declared and unpaid	$73,643	$72,222	$97,525

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through AOCI on the consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS that are purchased at significant discounts to par/and are otherwise assessed to be of less than high credit quality on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios (“LTV”), geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

of the cash flows expected to be collected at the current financial reporting date.  The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes.  Impairment assessment for Non-Agency MBS that were purchased at prices close to par and are considered to be of high credit quality involves comparing the present value of the remaining cash flows expected to be collected against the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the instrument’s effective interest rate.

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

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at December 31, 2013 or December 31, 2012.  At December 31, 2013 and December 31, 2012, all of the Company’s cash investments were comprised of overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  (See Notes 7 and 14)

(e)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps of $37.5 million and $5.0 million at December 31, 2013 and December 31, 2012, respectively.  (See Notes 5, 6, 7 and 14)

(f)  Goodwill

At December 31, 2013 and December 31, 2012, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through December 31, 2013, the Company had not recognized any impairment against its goodwill.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

(h)  Resecuritization and Senior Notes Related Costs

Resecuritization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with various resecuritization transactions completed by the Company.  Senior Notes related costs are costs incurred by the Company in connection with the issuance of its Senior Notes in April, 2012.  These costs may include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges, are included on the Company’s consolidated balance sheets in Prepaid and other assets.  These deferred charges are amortized as an adjustment to interest expense using the effective interest method, based upon the actual repayments of the associated beneficial interests issued to third parties and over the stated legal maturity of the Senior Notes. The Company periodically reviews the recoverability of these deferred costs and in the event an impairment charge is required, such amount shall be included within Operating and other expense on the Company’s consolidated statement of operations.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, but may also have longer or shorter terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable on such collateral.  (See Notes 2(n), 5, 6, 7 and 14)

In addition to the repurchase agreement financing arrangements discussed above, as part of its financing strategy for Non-Agency MBS, the Company has entered into contemporaneous repurchase and reverse repurchase agreements with a single counterparty.  Under a typical reverse repurchase agreement, the Company buys securities from a borrower for cash and agrees to sell the same securities in the future for a price that is higher than the original purchase price.  The difference between the purchase price the Company originally paid and the sale price represents interest received from the borrower.  In contrast, the contemporaneous repurchase and reverse repurchase transactions effectively resulted in the Company pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral from the same counterparty in connection with the reverse repurchase agreement.  No net cash was exchanged between the Company and counterparty at the inception of the transactions.  Securities obtained and pledged as collateral are recorded as an asset on the Company’s consolidated balance sheets.  Interest income is recorded on the reverse repurchase agreement and interest expense is recorded on the repurchase agreement on an accrual basis.  Both the Company and the counterparty have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.  The Company’s liability to the counterparty in connection with this financing arrangement is recorded on the Company’s consolidated balance sheets and disclosed as “Obligation to return securities obtained as collateral.”  (See Note 2(c))

(j)  Equity Based Compensation

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

During 2010, the Company granted certain restricted stock units (“RSUs”) that vest after either two or four years of service and provided that certain criteria are met, which are based on a formula that includes changes in the Company’s closing stock price over a two- or four-year period and dividends declared on the Company’s common stock during those periods.  In each year in the three-year period ended December 31, 2013, the Company granted certain RSUs that vest annually over a one or three-year period, provided that certain criteria are met, which are based on a formula that includes changes in the Company’s closing stock price over the annual vesting period and dividends declared on the Company’s common stock during those periods.  Such criteria constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding whether the market condition will be achieved is reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determines the amount of compensation expense that is recognized.  Compensation expense is not reversed should the market condition not be achieved, while differences in actual forfeiture experience relative to estimated forfeitures will result in adjustments to the timing and amount of compensation expense recognized.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of December 31, 2013, 2012 or 2011. The Company filed its 2012 tax return prior to September 15, 2013.  The Company’s tax returns for tax years 2009 through 2012 are open to examination.

(n)  Derivative Financial Instruments

The Company uses a variety of derivative instruments to economically hedge a portion of its exposure to market risks, including interest rate risk, prepayment risk and extension risk. The objective of the Company’s risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, the Company attempts to mitigate the risk of the cost of its variable rate liabilities increasing during a period of rising interest rates. The Company’s derivative instruments are primarily comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. During 2013, the Company also entered into forward contracts for the sale of Agency MBS securities on a generic pool, or to-be-announced basis (“TBA short positions”) and Linked Transactions. TBA short positions and Linked Transactions are not designated as hedging instruments.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

TBA Short Positions

During 2013, the Company entered into TBA short positions as a means of managing interest rate risk and MBS basis risk associated with its investment and financing activities. A TBA short position is a forward contract for sale of Agency MBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency MBS that could be delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association (“SIFMA”), are not known at the time of the transaction.

The Company accounts for TBA short positions as derivative instruments since it cannot assert that it is probable at inception and throughout the term of the TBA contract that it will physically deliver the agency security upon settlement of the contract. The Company presents TBA short positions as either derivative assets or liabilities, at fair value on its consolidated balance sheets. Gains and losses associated with TBA short positions are reported in Other income on the Company’s consolidated statements of operations. (See Notes 5 and 14)

(o)  Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Accounting Standards Adopted in 2013

Balance Sheet

In December 2011, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”) regarding disclosures concerning the offsetting of assets and liabilities.  Under ASU 2011-11, an entity is required to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement.  The scope includes derivatives, sale and repurchase agreements and reverse

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

sale and repurchase agreements, and securities borrowing and securities lending arrangements.  This disclosure is intended to support further the convergence of U.S. GAAP and International Financial Reporting Standards requirements.  ASU 2011-11 was effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

In January 2013, the FASB issued ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, (“ASU 2013-01”).  The main objective of this ASU is to limit the scope of the new balance sheet and offsetting disclosure requirements of ASU 2011-11 to certain derivatives (including bifurcated embedded derivatives), repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions.  The amendments of ASU 2013-01 should be applied for fiscal years beginning on or after January 1, 2013, and interim periods within those annual periods.  An entity should provide the required disclosures retrospectively for all comparative periods presented.

The Company’s adoption of ASU 2011-11 and ASU 2013-01 beginning on January 1, 2013 did not have a material impact on the Company’s consolidated financial statements. (See Note 8)

Comprehensive Income

In February 2013, the FASB issued ASU 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, (“ASU 2013-02”).  The amendments of this ASU do not change the current requirements for reporting net income or OCI in financial statements.  However, the amendments require an entity to provide information about the amounts reclassified out of AOCI by component.  In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts.  ASU 2013-02 was effective prospectively for the Company for reporting periods beginning after December 15, 2012.  The Company’s adoption of ASU 2013-02 beginning on January 1, 2013 did not have a material impact on the Company’s consolidated financial statements.

Derivatives and Hedging

In July 2013, the FASB issued ASU 2013-10, Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the FASB Emerging Issues Task Force), (“ASU 2013-10”).  The amendments of this ASU apply to all entities that elect to apply hedge accounting of the benchmark interest rate under Derivatives and Hedging (FASB Accounting Standards Codification Topic 815). ASU 2013-10 permits the Federal Funds Effective Rate (also referred to as the Overnight Index Swap Rate, or OIS) to be used as a U.S. benchmark interest rate for hedge accounting purposes in addition to the interest rates on direct Treasury obligations of the U.S. government and London Interbank Offered Rate. ASU 2013-10 was effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The Company’s adoption of ASU 2103-10 did not have a material impact on the Company’s consolidated financial statements.

Proposed Accounting Standards

The FASB has recently issued or discussed a number of proposed standards on such topics as repurchase agreements and similar transactions, measurement of credit impairment, financial instrument measurement and classification, revenue recognition, leases, hedging, disclosures about liquidity risk and interest rate risk, and disclosures of uncertainties about an Entity’s going concern presumption.  Some of the proposed changes are potentially significant and could have a material impact on the Company’s reporting.  The Company has not yet fully evaluated the potential impact of these proposals but will make such an evaluation as the standards are finalized.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following tables present certain information about the Company’s MBS at December 31, 2013 and 2012:

December 31, 2013

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$5,092,410	$181,710	$(87)	$—	$5,274,033	$5,315,363	$96,516	$(55,186)	$41,330
Freddie Mac	1,171,841	44,967	—	—	1,217,927	1,190,670	9,842	(37,099)	(27,257)
Ginnie Mae	12,668	218	—	—	12,886	13,188	302	—	302
Total Agency MBS	6,276,919	226,895	(87)	—	6,504,846	6,519,221	106,660	(92,285)	14,375
Non-Agency MBS (3)
Rated AAA	14,162	60	(160)	—	14,062	14,389	327	—	327
Rated A	17,679	503	—	—	18,182	17,663	—	(519)	(519)
Rated BBB	26,755	5	(1,091)	—	25,669	27,156	1,496	(9)	1,487
Rated BB	102,019	59	(7,220)	(598)	94,260	98,494	4,505	(271)	4,234
Rated B	265,488	—	(33,354)	(5,372)	226,762	253,208	26,446	—	26,446
Rated CCC	1,191,641	11	(133,607)	(179,239)	878,806	1,056,356	178,964	(1,414)	177,550
Rated CC	353,912	—	(33,498)	(80,300)	240,114	291,333	51,226	(7)	51,219
Rated C	203,153	—	(32,704)	(23,340)	147,109	182,424	35,508	(193)	35,315
Rated D	3,369,202	—	(213,238)	(736,308)	2,419,656	2,852,101	433,781	(1,336)	432,445
Not Rated	72,027	—	(5,167)	(17,880)	48,980	59,013	10,033	—	10,033
Total Non-Agency MBS	5,616,038	638	(460,039)	(1,043,037)	4,113,600	4,852,137	742,286	(3,749)	738,537
Total MBS	$11,892,957	$227,533	$(460,126)	$(1,043,037)	$10,618,446	$11,371,358	$848,946	$(96,034)	$752,912

December 31, 2012

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$5,977,388	$196,686	$(58)	$—	$6,174,016	$6,351,621	$178,970	$(1,365)	$177,605
Freddie Mac	800,854	30,447	—	—	835,724	858,560	22,925	(89)	22,836
Ginnie Mae	14,526	251	—	—	14,777	15,279	502	—	502
Total Agency MBS	6,792,768	227,384	(58)	—	7,024,517	7,225,460	202,397	(1,454)	200,943
Non-Agency MBS (3)
Rated AAA	25,209	158	(219)	—	25,148	25,905	757	—	757
Rated A	1,147	24	—	—	1,171	1,086	—	(85)	(85)
Rated BBB	49,301	637	(1,741)	(378)	47,819	48,563	1,806	(1,062)	744
Rated BB	118,031	39	(8,892)	(853)	108,325	112,905	4,937	(357)	4,580
Rated B	247,532	—	(31,133)	(12,462)	203,937	225,281	21,452	(108)	21,344
Rated CCC	1,235,638	14	(107,618)	(201,126)	926,908	1,055,757	131,826	(2,977)	128,849
Rated CC	579,632	—	(41,191)	(132,061)	406,380	468,017	61,739	(102)	61,637
Rated C	952,984	—	(55,294)	(166,529)	731,161	812,523	81,850	(488)	81,362
Rated D	3,219,744	—	(123,673)	(843,773)	2,252,298	2,573,238	321,048	(108)	320,940
Not Rated	80,342	—	(1,865)	(23,324)	55,153	58,890	4,748	(1,011)	3,737
Total Non-Agency MBS	6,509,560	872	(371,626)	(1,380,506)	4,758,300	5,382,165	630,163	(6,298)	623,865
Total MBS	$13,302,328	$228,256	$(371,684)	$(1,380,506)	$11,782,817	$12,607,625	$832,560	$(7,752)	$824,808

(1) Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed at December 31, 2013 reflect Credit Reserve of $998.5 million and OTTI of $44.5 million. Amounts disclosed at December 31, 2012 reflect Credit Reserve of $1.332 billion and OTTI of $48.7 million.
(2) Includes principal payments receivable of $1.1 million and $4.4 million at December 31, 2013 and 2012, respectively, which are not included in the Principal/Current Face.
(3) Non-Agency MBS, including Non-Agency MBS transferred to consolidated VIEs, are reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at December 31, 2013:

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
(In Thousands)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS:
Fannie Mae	$1,778,144	$49,283	161	$141,118	$5,903	35	$1,919,262	$55,186
Freddie Mac	671,463	28,946	90	146,238	8,153	22	817,701	37,099
Total Agency MBS	2,449,607	78,229	251	287,356	14,056	57	2,736,963	92,285
Non-Agency MBS:
Rated A	—	—	—	17,663	519	2	17,663	519
Rated BBB	6,354	4	1	40	5	1	6,394	9
Rated BB	—	—	—	2,572	271	4	2,572	271
Rated CCC	15,276	248	4	11,075	1,166	3	26,351	1,414
Rated CC	1,555	7	2	—	—	—	1,555	7
Rated C	8,661	193	1	—	—	—	8,661	193
Rated D	72,353	1,304	11	1	32	1	72,354	1,336
Total Non-Agency MBS	104,199	1,756	19	31,351	1,993	11	135,550	3,749
Total MBS	$2,553,806	$79,985	270	$318,707	$16,049	68	$2,872,513	$96,034

At December 31, 2013, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $92.3 million at December 31, 2013.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) that enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. In addition the GSEs are currently profitable on a stand-alone basis with such profits being remitted to the U.S. Treasury. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2013 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $3.7 million at December 31, 2013.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather due to non-credit related factors.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.

The Company did not recognize any credit-related OTTI losses through earnings related to its MBS during the year ended December 31, 2013.  During 2012, the Company recognized OTTI losses of $1.2 million in connection with Non-Agency MBS. Non-Agency MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, loan-to-value ratios, geographic concentrations, as well as Rating Agency reports, general market assessments, and dialogue with market participants.  Changes in the Company’s evaluation of each of these factors impacts the cash flows expected to be collected at the OTTI assessment date. For Non-Agency MBS purchased at a discount to par that were assessed for OTTI during the quarter, such cash flow estimates indicated that the amount of expected losses decreased compared to the previous OTTI assessment date. These positive cash flow changes are primarily driven by recent improvements in loan-to-value ratios due to loan amortization and home price appreciation, which, in turn, positively impacts the Company’s estimates of default rates and loss severities for the underlying collateral. In addition, voluntary prepayments (i.e. loans that prepay in full with no loss) have generally trended higher for these MBS which also positively impacts the Company’s estimate of expected loss. Overall, the combination of higher voluntary prepayments and lower loan-to-value ratios supports the Company’s assessment that such MBS are not other-than-temporarily impaired. Significant judgment is used in both the Company’s analysis of the expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.

The following table presents the composition of OTTI charges recorded by the Company for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Total OTTI losses	$—	$(879)	$(45,144)
OTTI (reclassified from)/recognized in OCI	—	(321)	34,574
OTTI recognized in earnings	$—	$(1,200)	$(10,570)

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Credit loss component of OTTI at beginning of period	$36,115	$34,915	$24,345
Additions for credit related OTTI not previously recognized	—	458	7,158
Subsequent additional credit related OTTI recorded	—	742	3,412
Credit loss component of OTTI at end of period	$36,115	$36,115	$34,915

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The significant inputs considered and assumptions made at time of impairment in determining the measurement of the component of OTTI recorded in earnings for the Company’s Non-Agency MBS are summarized as follows:

	For the Year Ended December 31,
	2013	2012	2011
Credit enhancement (1)(2)
Weighted average (3)	—	3.26%	2.90%
Range (4)	—	0.00-16.50%	0.00-13.30%

Projected CPR (2)(5)
Weighted average (3)	—	9.90%	10.70%
Range (4)	—	9.10-13.30%	1.90-13.80%

Projected Loss Severity (2)(6)
Weighted average (3)	—	55.50%	52.10%
Range (4)	—	45.90-60.00%	41.90-70.00%

60+ days delinquent (2)(7)
Weighted average (3)	—	24.40%	22.60%
Range (4)	—	18.20-32.40%	7.30-36.70%

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,
	2013		2012
(In Thousands)	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount (1)(2)	Discount Designated as Credit Reserve and OTTI (3)	Accretable Discount (2)(3)
Balance at beginning of period	$(1,380,506)	$(371,626)	$(1,228,766)	$(250,479)
Accretion of discount	—	73,422	—	38,185
Realized credit losses	163,478	—	162,458	—
Purchases	(79,320)	32,152	(427,741)	3,497
Sales	45,371	13,953	—	—
Reclass discount for OTTI	—	—	866	(866)
Net impairment losses recognized in earnings	—	—	(1,200)	—
Unlinking of Linked Transactions	—	—	(38,662)	(9,424)
Transfers/release of credit reserve	207,940	(207,940)	152,539	(152,539)
Balance at end of period	$(1,043,037)	$(460,039)	$(1,380,506)	$(371,626)

(1)  The Company reallocated $695,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions for the year ended December 31, 2013.
(2) Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.
(3)  In addition, the Company reallocated $420,000 of purchase discount designated as accretable purchase discount to Credit Reserve on Non-Agency MBS underlying Linked Transactions for the year ended December 31, 2012.

Impact of MBS on AOCI

The following table presents the impact of the Company’s MBS on its AOCI for the years ended December 31, 2013, 2012, and 2011:

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
AOCI from MBS:
Unrealized gain on MBS at beginning of period	$824,808	$55,491	$393,822
Unrealized (loss)/gain on Agency MBS, net	(186,568)	(7,820)	61,149
Unrealized gain/(loss) on Non-Agency MBS, net	134,505	785,830	(381,410)
Reclassification adjustment for MBS sales included in net income	(19,833)	(7,493)	(7,500)
Reclassification adjustment for OTTI included in net income	—	(1,200)	(10,570)
Change in AOCI from MBS	(71,896)	769,317	(338,331)
Balance at end of period	$752,912	$824,808	$55,491

Sales of MBS

During 2013, the Company sold certain Non-Agency MBS for $152.6 million, realizing gross gains of $25.8 million.  During 2012, the Company sold $168.9 million of Agency MBS, realizing gross gains of $9.0 million.  During 2011, the Company sold $150.6 million of Agency MBS realizing gross gains of $6.7 million. The Company has no continuing involvement with any of the sold MBS.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

MBS Interest Income

The following table presents components of interest income on the Company’s Agency MBS for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Coupon interest	$213,995	$248,048	$280,206
Effective yield adjustment (1)	(57,949)	(51,990)	(38,212)
Agency MBS interest income	$156,046	$196,058	$241,994

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization based on actual prepayment activity.

The following table presents components of interest income for the Company’s Non-Agency MBS (including MBS transferred to consolidated VIEs) for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Coupon interest	$253,581	$265,018	$212,452
Effective yield adjustment (1)	73,189	37,954	42,165
Non-Agency MBS interest income	$326,770	$302,972	$254,617

(1) The effective yield adjustment is the difference between the net interest income calculated using the net yield, which is based on management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

4.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at December 31, 2013 and 2012:

	December 31,
(In Thousands)	2013	2012
MBS interest receivable:
Fannie Mae	$13,760	$17,597
Freddie Mac	3,110	2,696
Ginnie Mae	19	24
Non-Agency MBS	18,917	23,707
Total MBS interest receivable	35,806	44,024
Money market and other investments	22	9
Total interest receivable	$35,828	$44,033

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

5.      Derivative Instruments

The Company’s derivative instruments are primarily comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. The Company has also entered into TBA short positions and Linked Transactions, both of which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at December 31, 2013 and 2012:

			December 31,
			2013		2012
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value
(In Thousands)
Linked Transactions	Non-Hedging	Assets	N/A	$28,181	$12,704
Non-cleared legacy Swaps (1)	Hedging	Assets	$450,000	$4,925	$203
Cleared Swaps (2)	Hedging	Assets	$1,300,000	$8,075	$—
Non-cleared legacy Swaps (1)	Hedging	Liabilities	$1,445,212	$(24,437)	$(63,034)
Cleared Swaps (2)	Hedging	Liabilities	$850,000	$(3,780)	$—

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

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s Linked Transactions at December 31, 2013 and 2012:

Linked Transactions at December 31, 2013

Linked Repurchase Agreements			Linked MBS
Maturity or Repricing	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$93,835	1.76%	Rated AA	$9,054	$8,486	$8,790	5.00%
>30 days to 90 days	8,902	1.44	Rated A	2,574	2,077	2,682	1.27
Total	$102,737	1.73%	Rated BBB	7,436	6,564	7,903	2.21
			Rated BB	6,476	6,067	6,608	2.47
			Rated D	13,740	11,834	16,216	5.20
			Not Rated	91,510	91,469	92,231	3.97
			Total	$130,790	$126,497	$134,430	3.96%

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

At December 31, 2013, Linked Transactions also included approximately $210,000 of associated accrued interest receivable and $82,000 of accrued interest payable.  At December 31, 2012, Linked Transactions also included approximately $185,000 of associated accrued interest receivable and $38,000 of accrued interest payable.

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the years ended December 31, 2013, 2012 and 2011:

Components of Unrealized Net Gains and Net Interest Income from Linked Transactions	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Interest income attributable to MBS underlying Linked Transactions	$3,869	$5,089	$25,592
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(925)	(1,113)	(4,794)
Change in fair value of Linked Transactions included in earnings	281	8,634	(17,783)
Unrealized net gains and net interest income from Linked Transactions	$3,225	$12,610	$3,015

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

A number of the Company’s Swap contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  Such financial covenants include minimum net worth requirements and maximum debt-to-equity ratios.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swap contracts, the counterparty to such agreement may have the option to terminate all of its outstanding Swap contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swap contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through December 31, 2013.  At December 31, 2013, the aggregate fair value of assets needed to immediately settle Swap contracts that were in a liability position to the Company, if so required, was approximately $31.0 million, including accrued interest payable of approximately $2.7 million.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table presents the assets pledged as collateral against the Company’s Swap contracts at December 31, 2013 and December 31, 2012:

	December 31,
(In Thousands)	2013	2012
Agency MBS, at fair value	$73,859	$68,915
Restricted cash	37,520	5,016
Total assets pledged against Swaps	$111,379	$73,931

The use of derivative hedging instruments exposes the Company to counterparty credit risk.  In the event of a default by a derivative counterparty, the Company may not receive payments to which it is entitled under its derivative agreements, and may have difficulty recovering its assets pledged as collateral against such agreements.  If, during the term of a derivative contract, a counterparty should file for bankruptcy, the Company may experience difficulty recovering its assets pledged as collateral which could result in the Company having an unsecured claim against such counterparty’s assets for the difference between the fair value of the derivative and the fair value of the collateral pledged to such counterparty. At December 31, 2013, all of the Company’s derivative counterparties were rated A or better by a Rating Agency.

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements or securitized debt that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At December 31, 2013, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the years ended December 31, 2013 and December 31, 2012.

The Company’s Swaps have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and securitized debt and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering in to Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company has not recognized any change in the value of its derivative hedging instruments in earnings as a result of the hedge or a portion thereof being ineffective during any of the three years ended December 31, 2013.

At December 31, 2013, the Company had Swaps with an aggregate notional amount of $4.045 billion, which had net unrealized losses of $15.2 million, and extended 49 months on average with a maximum term of approximately 116 months.

The following table presents certain information with respect to the Company’s Swap activity for the year ended December 31, 2013:

(Dollars in Thousands)	December 31, 2013
New Swaps:
Aggregate notional amount	$2,501,000
Weighted average fixed-pay rate	1.85%
Initial maturity date range	Two months to ten years
Number of new Swaps	23
Swaps amortized/expired:
Aggregate notional amount	$975,352
Weighted average fixed-pay rate	2.78%

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table presents information about the Company’s Swaps at December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days	$17,635	3.90%	0.21%	$25,828	3.88%	0.28%
Over 30 days to 3 months	24,216	3.93	0.21	30,185	3.96	0.26
Over 3 months to 6 months	476,147	1.80	0.17	527,275	1.63	0.21
Over 6 months to 12 months	167,043	3.22	0.18	391,063	4.17	0.22
Over 12 months to 24 months	710,171	1.97	0.17	685,042	2.28	0.22
Over 24 months to 36 months	150,000	1.03	0.17	710,171	1.97	0.21
Over 36 months to 48 months	350,000	0.58	0.17	150,000	1.03	0.21
Over 48 months to 60 months	550,000	1.49	0.17	—	—	—
Over 72 months to 84 months	1,500,000	2.22	0.17	—	—	—
Over 84 months (3)	100,000	2.75	0.17	—	—	—
Total Swaps	$4,045,212	1.91%	0.17%	$2,519,564	2.31%	0.22%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.
(3) Reflects one Swap with a maturity date of July 2023.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
(Dollars in Thousands)	2013	2012	2011
Interest expense attributable to Swaps	$59,031	$73,266	$95,677
Weighted average Swap rate paid	2.08%	2.68%	3.13%
Weighted average Swap rate received	0.19%	0.27%	0.25%

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The Company accounts for TBA short positions as derivative instruments since it cannot assert that it is probable at inception and throughout the term of the TBA contract that it will physically deliver the agency security upon settlement of the contract. The Company presents TBA short positions as either derivative assets or liabilities, at fair value on its consolidated balance sheets. Gains and losses associated with TBA Securities are reported in Other income on the Company’s consolidated statements of operations.

During 2013, the Company sold short $350.0 million notional of 15-year Agency MBS 2.5% TBA Securities and realized a loss of $7.5 million on close out of this position.

Impact of Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
AOCI from derivative hedging instruments:
Balance at beginning of period	$(62,831)	$(114,194)	$(139,142)
Unrealized gain on Swaps, net	47,614	51,363	24,948
Balance at end of period	$(15,217)	$(62,831)	$(114,194)

Counterparty Credit Risk

By using derivative hedging instruments, the Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected.  If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset on its balance sheets to the extent that amount exceeds collateral obtained from the counterparty or, if in a net liability position, the extent to which collateral posted exceeds the liability to the counterparty.  The amounts reported as a derivative asset/(liability) are derivative contracts in a gain/(loss) position, and to the extent subject to master netting arrangements, net of derivatives in a loss/(gain) position with the same counterparty and collateral received/(pledged).  The Company attempts to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate.  Counterparty credit risk related to the Company’s derivative hedging instruments is considered in determining fair value of such derivatives and its assessment of hedge effectiveness.

6.      Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and U.S. Treasury securities (obtained as part of a reverse repurchase agreement) and cash and bear interest that is generally LIBOR-based.  (See Note 7)  At December 31, 2013, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 25 days and an effective repricing period of 24 months, including the impact of related Swaps.  At December 31, 2012, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 28 days and an effective repricing period of five months, including the impact of related Swaps.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at December 31, 2013 and 2012:

(Dollars in Thousands)	December 31, 2013	December 31, 2012
Repurchase agreement borrowings secured by Agency MBS	$5,750,053	$6,353,489
Fair Value of Agency MBS pledged as collateral under repurchase agreements	$6,068,447	$6,678,384
Weighted average haircut on Agency MBS (1)	4.89%	4.80%
Repurchase agreement borrowings secured by Non-Agency MBS (2)	$2,206,586	$1,988,172
Fair Value of Non-Agency MBS pledged as collateral under repurchase agreements (2)(3)	$3,663,523	$3,463,128
Weighted average haircut on Non-Agency MBS (1)	32.48%	30.49%
Repurchase agreements secured by U.S. Treasuries	$382,658	$410,811
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$383,743	$408,833
Weighted average haircut on U.S. Treasuries (1)	1.65%	1.74%

(1)  Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount on the Company’s repurchase agreements borrowings.
(2)  Does not reflect Non-Agency MBS and repurchase agreement borrowings that are components of Linked Transactions.
(3)  Includes $1.885 billion and $1.860 billion of Non-Agency MBS acquired from consolidated VIEs at December 31, 2013 and 2012, respectively, that are eliminated from the Company’s consolidated balance sheets.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
Time Until Interest Rate Reset	Balance (1)	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$7,064,598	0.68%	$6,293,802	0.71%
Over 30 days to 3 months	1,274,699	1.31	2,458,670	1.21
Total	$8,339,297	0.77%	$8,752,472	0.85%

(1)  At December 31, 2013 and 2012, the Company had repurchase agreements of $102.7 million and $35.3 million, respectively, that were linked to Non-Agency MBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 5)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table at December 31, 2013 presents contractual maturity information about the Company’s borrowings under repurchase agreements and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	December 31, 2013
Contractual Maturity	Balance (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Overnight	$—	—%
Within 30 days	6,508,863	0.55
Over 30 days to 90 days	1,245,007	1.25
Over 90 days to 12 months	343,902	1.87
Over 12 months	241,525	2.67
Total	$8,339,297	0.77%

(1)  At December 31, 2013, the Company had repurchase agreements of $102.7 million that were linked to Non-Agency MBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 5)

The Company had repurchase agreements with 26 counterparties at both December 31, 2013 and 2012.  The following table presents information with respect to any counterparty for repurchase agreements and/or Linked Transactions for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2013:

	December 31, 2013
Counterparty	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
(Dollars in Thousands)
Alpine Securitization Corporation/Credit Suisse (3)	A-1/P-1/F1	$751,132	2	23.9%
Wells Fargo (4)	A+/A2/AA-	383,914	9	12.2
RBS	BBB+/Baa1/A	251,273	2	8.0
UBS (5)(6)	A/A2/A	242,613	22	7.7

(1)  As rated at December 31, 2013 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published for these entities.
(2) The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying Linked Transactions, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and MBS underlying Linked Transaction, including accrued interest receivable on such securities.
(3) Includes $732.7 million at risk with Alpine Securitization Corporation and $18.4 million at risk with Credit Suisse Securities (USA) LLC. Alpine Securitization Corporation is a special purpose funding vehicle that is a consolidated affiliate of Credit Suisse Group. Counterparty rating shown is the asset backed short term rating for Alpine Securitization Corporation.
(4)  Includes $258.4 million with Wells Fargo Bank, NA and $125.5 million at risk with Wells Fargo Securities LLC.
(5)  Includes $238.1 million at risk with UBS AG and $4.5 million at risk with UBS Securities LLC.
(6)  Includes Non-Agency MBS pledged as collateral with contemporaneous repurchase and reverse repurchase agreements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements and derivative hedging instruments at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$73,859	$—	$68,915	$—
Cash (1)	37,520	—	5,016	—
	111,379	—	73,931	—
Repurchase Agreement Borrowings:
Agency MBS	$6,068,447	$—	$6,678,384	$—
Non-Agency MBS (2)(3)	3,663,523	—	3,463,128	—
U.S. Treasury securities	383,743	—	408,833	—
	10,115,713	—	10,550,345	—
Reverse Repurchase Agreements:
U.S. Treasury securities	$—	$383,743	$—	$408,833
	—	383,743	—	408,833
Total	$10,227,092	$383,743	$10,624,276	$408,833

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheets.
(2)  Includes $1.885 billion and $1.860 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at December 31, 2013 and 2012, respectively, that are eliminated from the Company’s consolidated balance sheets.
(3)  In addition, $738.3 million and $759.2 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at December 31, 2013 and 2012, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at December 31, 2013:

	Assets Pledged Under Repurchase Agreements			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of MBS Pledged and Accrued Interest
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS
U.S. Treasuries	$383,743	$383,743	$—	$—	$—	$—	$383,743
Fannie Mae	$4,941,677	$4,903,089	$12,768	$54,825	$55,059	$136	$5,009,406
Freddie Mac	1,126,770	1,154,787	2,887	11,752	11,532	43	1,141,452
Ginnie Mae	—	—	—	7,282	7,095	11	7,293
Agency MBS	$6,068,447	$6,057,876	$15,655	$73,859	$73,686	$190	$6,158,151
Rated AAA	$14,389	$14,062	$50	$—	$—	$—	$14,439
Rated A	72,811	66,959	222	—	—	—	73,033
Rated BBB	65,272	55,828	226	—	—	—	65,498
Rated BB	75,523	64,098	223	—	—	—	75,746
Rated B	150,119	131,124	390	—	—	—	150,509
Rated CCC	387,346	326,517	1,362	—	—	—	388,708
Rated CC	85,219	72,065	319	—	—	—	85,538
Rated C	84,187	73,192	256	—	—	—	84,443
Rated D	1,046,134	925,621	4,954	—	—	—	1,051,088
Not Rated	1,682,523	1,125,014	6,425	—	—	—	1,688,948
Non-Agency MBS(1)(2)(3)	$3,663,523	$2,854,480	$14,427	$—	$—	$—	$3,677,950
Total	$10,115,713	$9,296,099	$30,082	$73,859	$73,686	$190	$10,219,844

(1)  Includes $1.885 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at December 31, 2013 that are eliminated from the Company’s consolidated balance sheets.
(2)  Reported based on the lowest rating issued by a Rating Agency, if more than one rating is issued on the security, at the date presented.
(3)  In addition, $738.3 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at December 31, 2013.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

8.      Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheets at December 31, 2013 and 2012:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
December 31, 2013
Derivative hedging instruments, at fair value	$13,000	$—	$13,000	$(13,000)	$—	$—
Total	$13,000	$—	$13,000	$(13,000)	$—	$—

December 31, 2012
Derivative hedging instruments, at fair value	$203	$—	$203	$(203)	$—	$—
Total	$203	$—	$203	$(203)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
December 31, 2013
Derivative hedging instruments, at fair value (2)	$28,217	$—	$28,217	$—	$(28,217)	$—
Repurchase agreements (3)	8,339,297	—	8,339,297	(8,339,297)	—	—
Total	$8,367,514	$—	$8,367,514	$(8,339,297)	$(28,217)	$—

December 31, 2012
Derivative hedging instruments, at fair value (2)	$63,034	$—	$63,034	$(58,018)	$(5,016)	$—
Repurchase agreements (3)	8,752,472	—	8,752,472	(8,752,472)	—	—
Total	$8,815,506	$—	$8,815,506	$(8,810,490)	$(5,016)	$—

(1) Amounts disclosed in the Financial Instruments column of the table above represents collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions.  Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions and as of December 31, 2013 excludes excess collateral of $9.3 million.
(2) The fair value of securities pledged against the Company’s Swaps was $73.9 million and $68.9 million at December 31, 2013 and 2012, respectively.
(3) The fair value of securities pledged against the Company’s repurchase agreements was $10.116 billion and $10.550 billion at December 31, 2013 and 2012, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

The Company recognized lease expense of $2.7 million, $2.3 million and $1.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, which is included in general and administrative expense within the consolidated statement of operations.  At December 31, 2013, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments
(In Thousands)
2014	$2,382
2015	2,397
2016	2,552
2017	2,522
2018	2,522
Beyond 2018	3,572
Total	$15,947

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

(b)  Representations and Warranties in Connection with Resecuritization Transactions

In connection with the resecuritization transactions engaged in by the Company (See Note 15 for further discussion), the Company has the obligation under certain circumstances to repurchase assets from its VIEs upon breach of certain representations and warranties.

(c)  MBS Purchase Commitments

At December 31, 2013, the Company had commitments to purchase Agency MBS at an estimated purchase price of $6.7 million.  This commitment is included in the Agency MBS balances presented at fair value on the Company’s consolidated balance sheet.

11.    Stockholders’ Equity

(a) Preferred Stock

Redemption of 8.50% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”)
On May 16, 2013 (the “Redemption Date”), the Company redeemed all 3,840,000 outstanding shares of its Series A Preferred Stock at an aggregate redemption price of approximately $97.0 million, or $25.27153 per share, including all accrued and unpaid dividends to the Redemption Date. The redemption value of the Series A Preferred Stock exceeded its carrying value by $3.9 million, which represents the original offering costs for the Series A Preferred Stock. This amount is included in the determination of net income available to common stock and participating securities for the year ended December 31, 2013.
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

Issuance of 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”)
On April 15, 2013, the Company amended its charter through filing of articles supplementary to its charter to reclassify 8,050,000 shares of the Company’s authorized but unissued common stock as shares of the Company’s Series B Preferred Stock. On April 15, 2013, the Company completed the issuance of 8.0 million shares of its Series B Preferred Stock, with a par value of $0.01 per share and a liquidation preference $25.00 per share, plus accrued and unpaid dividends, in an underwritten public offering. The aggregate net proceeds to the Company from the offering of the Series B Preferred Stock were approximately $193.3 million, after deducting the underwriting discount and related offering expenses. The Company used a portion of such net proceeds to redeem all of its outstanding Series A Preferred Stock (as discussed above), and used the remaining net proceeds of the offering for general corporate purposes, including, without limitation, to acquire additional MBS consistent with its investment policy, and for working capital, which may include, among other things, the repayment of its repurchase agreements.
The Company’s Series B Preferred Stock, which is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing on April 15, 2018 (subject to the Company’s right under limited circumstances to redeem the Series B Preferred Stock prior to that date in order to preserve its qualification as a REIT and upon certain specified change in control transactions in which the Company’s common stock and the acquiring or surviving entity common securities would not be listed on the New York Stock Exchange (the “NYSE”), the NYSE MKT or NASDAQ, or any successor exchanges), is entitled to receive a dividend at a rate of 7.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up.
Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. On May 20, 2013, the Company declared the first dividend payable on the Series B Preferred Stock, which was paid on July 1, 2013 to preferred stockholders of record as of June 3, 2013. The amount of such dividend payable was $0.39583 per share, and was paid in respect of the partial period commencing on April 15, 2013, the date of original issue of the Series B Preferred Stock, and ending on, and including, June 30, 2013. The Company declared and paid all required quarterly dividends on its Series B Preferred Stock of $0.46875 per share during the third and fourth quarters of 2013.
The Series B Preferred Stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances,

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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
(b)  Dividends on Common Stock
 The following table presents cash dividends declared by the Company on its common stock from January 1, 2011 through December 31, 2013:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2013	December 11, 2013	December 31, 2013	January 31, 2014	$0.20	(1)
	September 26, 2013	October 11, 2013	October 31, 2013	0.22
	August 1, 2013	August 12, 2013	August 30, 2013	0.28	(2)
	June 28, 2013	July 12, 2013	July 31, 2013	0.22
	March 28, 2013	April 12, 2013	April 30, 2013	0.22
	March 4, 2013	March 18, 2013	April 10, 2013	0.50	(3)

2012	December 12, 2012	December 28, 2012	January 31, 2013	$0.20
	September 28, 2012	October 12, 2012	October 31, 2012	0.21
	June 27, 2012	July 13, 2012	July 31, 2012	0.23
	March 23, 2012	April 4, 2012	April 30, 2012	0.24

2011	December 14, 2011	December 30, 2011	January 31, 2012	$0.27	(4)
	September 26, 2011	October 11, 2011	October 31, 2011	0.25
	June 30, 2011	July 14, 2011	July 29, 2011	0.25
	March 31, 2011	April 11, 2011	April 29, 2011	0.24
(1)  At December 31, 2013, the Company had accrued dividends and DERs payable of $73.6 million related to the common stock dividend declared on December 11, 2013.
(2) Reflects the special cash dividend on common stock declared on August 1, 2013.
(3) Reflects the special cash dividend on common stock declared on March 4, 2013.
(4)  Includes a special dividend of $0.02 per share.

In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes.  However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For income tax purposes, for each of the years ended December 31, 2013, 2012 and 2011, all of the Company’s common stock dividends were characterized as ordinary income to stockholders.

(c)  Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through a public offering during the three years ended December 31, 2013:

Share Issue Date (1)	Shares Issued	Gross Proceeds Per Share	Gross Proceeds
(In Thousands, Except Per Share Amounts)
March 11, 2011	74,750	$8.10	$605,475	(2)

(1) The Company did not issue any shares of common stock through public offerings during the years ended December 31, 2013 and 2012.
(2) The Company incurred approximately $438,000 of expenses in connection with this equity offering.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

(d) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On August 8, 2013, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At December 31, 2013, 11.5 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the years ended December 31, 2013, 2012 and 2011, the Company issued 9,511,739, 1,977,165 and 404,516 shares of common stock through the DRSPP, raising net proceeds of approximately $77.6 million, $15.5 million and $2.8 million, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2013, the Company issued 26,039,764 shares pursuant to the DRSPP, raising net proceeds of $221.4 million.

(e)  Controlled Equity Offering Program

On August 20, 2004, the Company initiated a controlled equity offering program (the “CEO Program”) through which it may, from time to time, publicly offer and sell shares of common stock through Cantor Fitzgerald & Co. (“Cantor”) in privately negotiated and/or at-the-market transactions.  During the three years ended December 31, 2013, the Company did not issue any shares through the CEO Program.  From inception of the CEO Program through December 31, 2013, the Company issued 30,144,815 shares of common stock in at-the-market transactions through the CEO Program, raising net proceeds of approximately $194.9 million.  In connection with such transactions, the Company paid Cantor aggregate fees and commissions of approximately $4.2 million.  Shares for the CEO Program are issued through the automatic shelf registration statement on Form S-3 that was filed on October 22, 2013.

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

(f)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (“Repurchase Program”), to repurchase up to 4.0 million shares of its outstanding common stock under the Repurchase Program.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized for repurchase to 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b-5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  During the year ended December 31, 2013, the Company repurchased 2,143,354 shares of its common stock at a total cost of approximately $15.4 million and an average cost of $7.20 per share.  During the year ended December 31, 2012, the Company repurchased 1,240,291 shares of its common stock at a total cost of approximately $9.7 million and an average cost of $7.83 per share. At December 31, 2013, 6,616,355 shares remained authorized for repurchase.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

(g)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013			2012			2011
(In Thousands)	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI
Balance at beginning of period	$824,808	$(62,831)	$761,977	$55,491	$(114,194)	$(58,703)	$393,822	$(139,142)	$254,680
OCI before reclassifications	(52,063)	47,614	(4,449)	778,010	51,363	829,373	(320,261)	24,948	(295,313)
Amounts reclassified from AOCI (1)	(19,833)	—	(19,833)	(8,693)	—	(8,693)	(18,070)	—	(18,070)
Net OCI during period (2)	(71,896)	47,614	(24,282)	769,317	51,363	820,680	(338,331)	24,948	(313,383)
Balance at end of period	$752,912	$(15,217)	$737,695	$824,808	$(62,831)	$761,977	$55,491	$(114,194)	$(58,703)

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statement of comprehensive income/(loss).

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the years ended December 31, 2013, 2012, and 2011:

	For the Year Ended December 31,
	2013	2012	2011
Details about AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
Available-for-sale MBS:
Realized gain on sale of securities	$(19,833)	$(7,493)	$(7,500)	Gain on sales of MBS and U.S. Treasury securities, net
OTTI recognized in earnings	—	(1,200)	(10,570)	Net impairment losses recognized in earnings
Total reclassifications for period	$(19,833)	$(8,693)	$(18,070)

At December 31, 2013 and 2012, the Company had OTTI recognized in AOCI of $609,000 and $2.6 million, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2013	2012	2011
Numerator:
Net income	$302,709	$306,839	$316,414
Dividends declared on preferred stock	(13,750)	(8,160)	(8,160)
Dividends, DERs and undistributed earnings allocated to participating securities	(1,080)	(1,517)	(1,684)
Issuance costs of redeemed preferred stock (1)	(3,947)	—	—
Net income allocable to common stockholders - basic and diluted	$283,932	$297,162	$306,570

Denominator:
Weighted average common shares for basic and diluted earnings per share (2)	362,399	356,762	341,368
Basic and diluted earnings per share	$0.78	$0.83	$0.90

(1) Issuance costs of redeemed preferred stock represent the original offering costs related to the Series A Preferred Stock, which was redeemed on May 16, 2013. (See Note 11)
(2) At December 31, 2013, the Company had an aggregate of $1.2 million equity instruments outstanding that were not included in the calculation of diluted EPS for the year ended December 31, 2013, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of 5,000 stock options with a weighted average exercise price of $8.40 and a weighted average remaining contractual life of 0.6 years , approximately 444,000 shares of restricted common stock with a weighted average grant date fair value of $7.50 and approximately 778,000 RSUs with a weighted average grant date fair value of $6.48.  These equity instruments may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At December 31, 2013, approximately 9.7 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

DERs

A DER is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine at its discretion.  Payments made on the Company’s existing DERs are charged to stockholders’ equity when the common stock dividends are declared to the extent that such DERs are expected to vest.  The Company made DER payments of approximately $2.1 million, $1.5 million and $1.5 million during the years ended December 31, 2013, 2012 and 2011, respectively.  DER payments for the year ended December 31, 2013, reflect special cash dividends paid of $0.78 per share, or approximately $996,000. At December 31, 2013, the Company had 851,328 DERs outstanding, of which 850,078 were awarded in connection with, or attached

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

to, RSUs and 1,250 were attached to common stock options.  A 0% forfeiture rate was assumed with respect to DERs outstanding at December 31, 2013.  At December 31, 2013, all outstanding DERs were entitled to receive non-forfeitable distributions and are scheduled to elapse over a weighted average period of 1.9 years.

The following table presents information about the Company’s DERs at and for each of the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013		2012		2011
	Number of DERs	Weighted Average Grant Date Fair Value (1)	Number of DERs	Weighted Average Grant Date Fair Value (1)	Number of DERs	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of year:	1,280,898	$7.08	1,655,848	$7.35	1,514,767	$8.40
Granted	40,324	9.14	21,938	8.17	305,000	2.71
Cancelled, forfeited or expired	(469,894)	9.32	(396,888)	8.24	(163,919)	8.48
Outstanding at end of year	851,328	$5.95	1,280,898	$7.08	1,655,848	$7.35

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

As of December 31, 2013, the aggregate intrinsic value of total Options outstanding was zero.  The following table presents information about the Company’s Options at and for each of the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013		2012		2011
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year:	427,000	$10.14	482,000	$10.12	537,000	$10.11
Granted	—	—	—	—	—	—
Cancelled, forfeited or expired	(402,000)	10.25	(50,000)	10.25	(55,000)	10.06
Exercised (1)	(20,000)	8.40	(5,000)	6.99	—	—
Outstanding at end of year	5,000	$8.40	427,000	$10.14	482,000	$10.12
Options exercisable at end of year	5,000	$8.40	427,000	$10.14	482,000	$10.12

(1) The intrinsic value of Options exercised was approximately $19,000 and $6,000 for the years ended December 31, 2013 and 2012, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table presents certain information about the Company’s Options that were outstanding as of December 31, 2013:

Exercise Price or Price Range	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
$8.40	5,000	$8.40	0.6

Restricted Stock

At December 31, 2013 and December 31, 2012, the Company had unrecognized compensation expense of $3.3 million and $3.7 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of $413,000 and $428,000 on unvested shares of restricted stock at December 31, 2013 and December 31, 2012, respectively.  The total fair value of restricted shares vested during the years ended December 31, 2013, 2012 and 2011 was approximately $2.1 million, $5.1 million and $3.0 million, respectively.  The unrecognized compensation expense at December 31, 2013 is expected to be recognized over a weighted average period of 2.7 years.

The following table presents information with respect to the Company’s restricted stock for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013		2012		2011
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of year:	483,442	$7.74	752,155	$7.33	792,824	$7.40
Granted	231,531	7.33	418,184	7.99	387,418	7.03
Vested (2)	(270,456)	7.77	(685,864)	7.45	(415,890)	7.19
Cancelled/forfeited	(550)	7.72	(1,033)	6.91	(12,197)	7.60
Outstanding at end of year	443,967	$7.50	483,442	$7.74	752,155	$7.33

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.
(2) All restrictions associated with restricted stock are removed on vesting.

Restricted Stock Units and Associated DERs

Under the terms of the 2010 Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the 2010 Plan permits the Company to issue RSUs settleable in cash, all of the Company’s outstanding RSUs as of December 31, 2013 are designated to be settled in shares of the Company’s common stock.  All RSUs outstanding at December 31, 2012 had DERs attached or issued as separate associated instruments in connection with RSUs.  At December 31, 2013 and December 31, 2012, the Company had unrecognized compensation expense of $1.6 million and $2.6 million, respectively, related to for RSUs and DERs.   The unrecognized compensation expense at December 31, 2013 is expected to be recognized over a weighted average period of 1.6 years.  A 0% forfeiture rate was assumed with respect to unvested RSUs at December 31, 2013.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table presents information with respect to the Company’s RSUs during the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31, 2013
	RSUs With Service Condition		Weighted Average Grant Date Fair Value		RSUs With Market and Service Conditions		Weighted Average Grant Date Fair Value		Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	448,141		$7.61		279,507		$4.55		727,648	$6.43
Granted	64,483		8.23	(1)	48,341		2.59	(2)	112,824	5.82
Settled	(21,025)		6.20		(32,066)		2.80		(53,091)	4.15
Cancelled/forfeited	(1,500)		7.77		(8,063)		7.89		(9,563)	7.88
Outstanding at end of year	490,099		$7.75		287,719		$4.32		777,818	$6.48
RSUs vested but not settled at end of year	84,199		$8.50		14,625		$4.69		98,824	$7.93
RSUs unvested at end of year	405,900	(3)	$7.60		273,094	(4)	$4.30		678,994	$6.27

	For the Year Ended December 31, 2012
	RSUs With Service Condition	Weighted Average Grant Date Fair Value		RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value		Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	722,132	$8.04		256,716	$4.78		978,848	$7.18
Granted	38,784	7.01	(5)	55,654	3.26	(6)	94,438	4.80
Settled	(297,775)	8.57		—	—		(297,775)	8.57
Cancelled/forfeited	(15,000)	7.77		(32,863)	4.17		(47,863)	5.30
Outstanding at end of year	448,141	$7.61		279,507	$4.55		727,648	$6.43
RSUs vested but not settled at end of year	29,250	$7.77		14,625	$4.69		43,875	$6.74
RSUs unvested at end of year	418,891	$7.60		264,882	$4.54		683,773	$6.41

	For the Year Ended December 31, 2011
	RSUs With Service Condition	Weighted Average Grant Date Fair Value		RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value		Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	778,142	$8.15		225,875	$5.18		1,004,017	$7.49
Granted	39,159	6.13	(7)	48,341	3.08	(8)	87,500	4.44
Settled	(60,169)	8.40		—	—		(60,169)	8.40
Cancelled/forfeited	(35,000)	7.77		(17,500)	5.21		(52,500)	7.14
Outstanding at end of year	722,132	$8.04		256,716	$4.78		978,848	$7.18
RSUs vested but not settled at end of year	284,723	$8.68		—	$—		284,723	$8.68
RSUs unvested at end of year	437,409	$7.62		256,716	$4.78		694,125	$6.57

(1)   For RSUs with a service condition, determination of the weighted average grant date fair value of the award requires the Company to estimate certain valuation inputs.  In determining the fair value for awards granted in 2013, the Company applied:  (i) a weighted average volatility estimate of approximately 23%, which was determined considering historic volatility in the price of Company’s common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

stock at the grant date; (ii) a weighted average risk-free rate of 0.65% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 13%.  There are no post vesting conditions on these awards.
(2)   For RSUs with both a market and service condition, determination of the weighted average grant date fair value of the award requires the Company to estimate certain valuation inputs.  In determining the fair value for awards granted in 2013, the Company applied:  (i) a weighted average volatility estimate of approximately 23%, which was determined considering historic volatility in the price of Company’s common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 0.65% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 13%.  There are no post vesting conditions on these awards.
(3)   Of which, approximately 8,053 are scheduled to vest annually over a three-year period beginning June 30, 2012, 5,000 are scheduled to vest annually over a three-year period beginning September 5, 2012, approximately 8,053 are scheduled to vest annually over a three-year period beginning June 30, 2013, 352,500 are scheduled to vest on December 31, 2014, and approximately 8,053 are scheduled to vest annually over a three-year period beginning June 30, 2014, or earlier in the event of death or disability of the grantee or termination of employment of the grantee by the Company for any reason other than “cause” or by the grantee under certain circumstances as defined in the related RSU award agreement.
(4)   Of which, approximately 16,113 are scheduled to vest annually over a three-year period beginning June 30, 2012, approximately 16,113 are scheduled to vest annually over a three-year period beginning June 30, 2013, 176,250 are scheduled to vest on December 31, 2014, and approximately 16,113 are scheduled to vest annually over a three-year period beginning June 30, 2014, provided certain criteria related to total stockholder returns are met, which are based on a formula that includes changes in the Company’s closing stock price over a one, or four-year period, respectively, and dividends declared on the Company’s common stock during those periods.  A portion of the RSUs may vest earlier in the event of death or disability of the grantee or termination of employment of the grantee by the Company for any reason other than “cause” or by the grantee under certain circumstances as defined in the related RSU award agreement.
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
(6)   For RSUs with both a market and service condition, determination of the weighted average grant date fair value of the award requires the Company to estimate certain valuation inputs.  In determining the fair value for awards granted in 2012, the Company applied:  (i) a weighted average volatility estimate of approximately 23%, which was determined considering historic volatility in the price of Company’s common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 0.41%based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 12%.  There are no post vesting conditions on these awards.
(7)   For RSUs with a service condition, determination of the weighted average grant date fair value of the award requires the Company to estimate certain valuation inputs.  In determining the fair value for awards granted in 2011, the Company applied:  (i) weighted average volatility estimates ranging from approximately 31% to 36%, which were determined considering historic volatility in the price of Company’s common stock over the three or six-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 0.33% and 2.23% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 13%.  There are no post vesting conditions on these awards.
(8)   For RSUs with both a market and service condition, determination of the weighted average grant date fair value of the award requires the Company to estimate certain valuation inputs.  In determining the fair value for awards granted in 2011, the Company applied:  (i) a weighted average volatility estimate of approximately 31%, which was determined considering historic volatility in the price of Company’s common stock over the six-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 2.23% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 13%.  There are no post vesting conditions on these awards.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Restricted shares of common stock	$2,150	$5,102	$2,996
RSUs	1,813	1,149	1,264
DERs	195	237	122
Stock options	—	—	3
Total	$4,158	$6,488	$4,385

(b)  Employment Agreements

At December 31, 2013, the Company had employment agreements with five of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
(In Thousands)	2013	2012	2011
Non-employee directors	$17	$69	$(6)
Total	$17	$69	$(6)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The Company distributed cash of $12,000, $21,000 and $248,000 to the participants of the Deferred Plans during the years ended December 31, 2013, 2012 and 2011, respectively.  The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2013 and 2012 that had not been distributed and the Company’s associated liability for such deferrals at December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$270	$382	$199	$302
Total	$270	$382	$199	$302

(1)  Represents the cumulative amounts that were deferred by participants through December 31, 2013 and 2012, which had not been distributed through such date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2013, 2012 and 2011, the Company recognized expenses for matching contributions of $250,000, $244,000 and $208,000, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

Derivative Instruments

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

Swaps

For non-centrally cleared Swaps, the Company determines the fair value of its derivative hedging instruments considering valuations obtained from a third party pricing service. For Swaps that are cleared by a central clearing house, valuations provided by the clearing house are used. All valuations obtained are tested with internally developed models that apply readily observable market parameters.  In valuing its derivative hedging instruments, the Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties.  All of the Company’s derivative hedging instruments are subject either to bilateral collateral arrangements, or for cleared Swaps, to the clearing house’s margin requirements.  Consequently, no credit valuation adjustment was made in determining the fair value of such instruments.  The Company’s derivative hedging instruments are classified as Level 2 in the fair value hierarchy.

 TBA Short Positions

The Company determines the fair value of its TBA short positions, based upon prices obtained from third party pricing services, which are indicative of market activity. Accordingly, the Company’s TBA short positions are classified as Level 2 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table presents the Company’s financial instruments carried at fair value as of December 31, 2013, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at December 31, 2013

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$6,519,221	$—	$6,519,221
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	4,852,137	—	4,852,137
Securities obtained and pledged as collateral	383,743	—	—	383,743
Linked Transactions	—	28,181	—	28,181
Derivative hedging instruments	—	13,000	—	13,000
Total assets carried at fair value	$383,743	$11,412,539	$—	$11,796,282
Liabilities:
Derivative hedging instruments	$—	$28,217	$—	$28,217
Obligation to return securities obtained as collateral	383,743	—	—	383,743
Total liabilities carried at fair value	$383,743	$28,217	$—	$411,960

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at December 31, 2013 and December 31, 2012:

	December 31, 2013		December 31, 2012
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Agency MBS	$6,519,221	$6,519,221	$7,225,460	$7,225,460
Non-Agency MBS, including MBS transferred to consolidated VIEs	4,852,137	4,852,137	5,382,165	5,382,165
Securities obtained and pledged as collateral	383,743	383,743	408,833	408,833
Cash and cash equivalents	565,370	565,370	401,293	401,293
Restricted cash	37,520	37,520	5,016	5,016
Linked Transactions	28,181	28,181	12,704	12,704
Derivative hedging instruments	13,000	13,000	203	203
Financial Liabilities:
Repurchase agreements	8,339,297	8,339,071	8,752,472	8,754,521
Securitized debt	366,205	366,767	646,816	647,070
Obligation to return securities obtained as collateral	383,743	383,743	508,827	508,827
Senior Notes	100,000	98,000	100,000	103,040
Derivative hedging instruments	28,217	28,217	63,034	63,034

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At December 31, 2013 and December 31, 2012, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

Resecuritization transactions

Since October 2010, the Company has entered into several resecuritization transactions that resulted in the Company consolidating as VIEs the SPEs that were created to facilitate the transactions and to which the underlying assets in connection with the resecuritizations were transferred.  (See Note 2(p) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with resecuritization transactions.)

The following table summarizes the key details of the resecuritization transactions the Company has been involved in to date:

(Dollars in Thousands)	February 2012	June 2011	February 2011	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	CSMC Series 2011-7R	CSMC Series 2011-1R	DMSI 2010-RS2
Principal value of Non-Agency MBS sold	$433,347	$1,283,422	$1,319,969	$985,228
Face amount of Senior Bonds issued by the VIE and purchased by 3rd party investors (1)	$186,691	$474,866	$488,389	$373,577
Outstanding amount of Senior Bonds at December 31, 2013	$93,556	$61,711	$99,943	$110,995
Pass-through rate for Senior Bonds issued	2.85%	One-month LIBOR plus 125 basis points	One-month LIBOR plus 100 basis points	Weighted Average Coupon Rate
Face amount of Senior Support Certificates received by the Company (2)	$222,921	$774,618	$790,563	$494,721
Cash received	$186,691	$474,866	$488,389	$375,621
Notional amount acquired of non-rated, interest only senior certificates (1)	$186,691	$474,866	$488,389	$—
Unamortized deferred costs (3)	$805	$428	$934	$362

(1) Amount disclosed reflects principal balance on the DMSI 2010-RS A1, A2, and A3 bonds. The DMSI 2010-RS2 A2 and A3 bonds were sold to third party investors during the year ended December 31, 2013. The principal balance for the DMSI 2010-RS2 A1 Bond and associated interest only Senior certificate was paid off during the three months ended June 30, 2013.
(2)  Provides credit support for the sequential Senior Non-Agency MBS sold to third-party investors in resecuritization transactions (“Senior Bonds”).
(3)  Amortized to interest expense based upon the actual repayments of the associated beneficial interests. During the year ended December 31, 2013, the Company realized a $2.0 million charge related to the impairment of resecuritization related deferred costs.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

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

As of December 31, 2013 and December 31, 2012, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $2.282 billion and $2.620 billion, respectively.  These assets are included in the Company’s consolidated balance sheets and disclosed as “Non-Agency MBS transferred to consolidated VIEs.”  As of December 31, 2013 and December 31, 2012, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $366.2 million and $646.8 million, respectively.  These Senior Bonds are included in the Company’s consolidated balance sheets and disclosed as “Securitized debt.”  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

Prior to the completion of the Company’s first resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013

16.  Summary of Quarterly Results of Operations (Unaudited)

	2013 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest income	$122,738	$120,671	$118,482	$121,049
Interest expense	(40,158)	(38,478)	(41,950)	(43,427)
Net interest income	82,580	82,193	76,532	77,622
Gain on sales of MBS and U.S. Treasury securities, net	1,633	4,365	13,680	6,147
(Losses)/gains on TBA short positions	—	—	(8,724)	1,207
Unrealized net gains/(losses) and net interest income from Linked Transactions	1,536	(295)	544	1,440
Other income	55	55	55	54
Operating and other expense	(8,453)	(10,845)	(10,759)	(7,913)
Net income	77,351	75,473	71,328	78,557
Preferred stock dividends	(2,040)	(4,210)	(3,750)	(3,750)
Issuance costs of redeemed preferred stock	—	(3,947)	—	—
Net income available to common stock and participating securities	$75,311	$67,316	$67,578	$74,807
Earnings per Common Share - Basic and Diluted	$0.21	$0.19	$0.19	$0.20

	2012 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest income	$123,523	$125,531	$125,135	$124,968
Interest expense	(40,127)	(42,688)	(45,801)	(43,054)
Net interest income	83,396	82,843	79,334	81,914
Net impairment losses recognized in earnings	(920)	(280)	—	—
Gain on sales of MBS	2,953	—	4,279	1,769
Unrealized net gains and net interest income from Linked Transactions	7,699	568	3,177	1,166
Other income	—	1	1	8
Operating and other expense	(8,415)	(8,366)	(8,650)	(15,638)
Net income	84,713	74,766	78,141	69,219
Preferred stock dividends	(2,040)	(2,040)	(2,040)	(2,040)
Net income available to common stock and participating securities	$82,673	$72,726	$76,101	$67,179
Earnings per Common Share - Basic and Diluted	$0.23	$0.20	$0.21	$0.19

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Management, under the direction of its Chief Executive Officer and Chief Financial Officer, is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act that are designed to ensure that information required to be disclosed in reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Annual Report on Form 10-K, management evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2013, of the design and operation of the Company’s disclosure controls and procedures.  Management had previously identified a material weakness in the Company’s internal control over financial reporting as of December 31, 2012, which related to Company’s process for calculating REIT taxable income including the reconciliation process to compare GAAP income to taxable income. Solely as a result of this material weakness, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2012.

During the third quarter of 2013, the Company implemented a number of changes in its internal control over financial reporting that have remediated the previously identified material weakness. Based on its review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2013. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the 1934 Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 1992 (the “COSO Framework”). As a result of this assessment, management concluded that, as of December 31, 2013, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s independent registered public accounting firm, KPMG LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 127 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the fourth quarter of 2013 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MFA Financial, Inc.:

We have audited MFA Financial, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MFA Financial, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated February 13, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 13, 2014

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We expect to file with the SEC, in April 2014 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about May 21, 2014.  The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)         Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements.  The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 73 through 124 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

MFA Financial, Inc.

Date: February 13, 2014	By	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 13, 2014	By	/s/	William S. Gorin
William S. Gorin
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 13, 2014	By	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

Date: February 13, 2014	By	/s/ Kathleen A. Hanrahan
Kathleen A. Hanrahan
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 13, 2014	By	/s/	George H. Krauss
George H. Krauss
Chairman and Director

Date: February 13, 2014	By	/s/	Stephen R. Blank
Stephen R. Blank
Director

Date: February 13, 2014	By	/s/	James A. Brodsky
James A. Brodsky
Director

Date: February 13, 2014	By	/s/	Michael L. Dahir
Michael L. Dahir
Director

Date: February 13, 2014	By	/s/	Alan L. Gosule
Alan L. Gosule
Director

Date: February 13, 2014	By	/s/	Robin Josephs
Robin Josephs
Director

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K.  The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith.  All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference.  Exhibits numbered 10.1 through 10.19 are management contracts or compensatory plans or arrangements.

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

3.9    Articles Supplementary of the Company, dated April 12, 2013, designating the Company’s 7.50% Series B Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated April 15, 2013 (Commission File No. 1-13991)).

3.10     Amended and Restated Bylaws of the Company, effective January 1, 2014 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated December 18, 2013 (Commission File No. 1-13991)).

4.1    Specimen of Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, dated February 12, 1998 (Commission File No. 333-46179)).

4.2     Specimen of certificate representing the 7.50% Series B Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K, dated April 15, 2013 (Commission File No. 1-13991)).

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

10.1    Employment Agreement, entered into as of January 21, 2014, by and between the Company and William S. Gorin (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.2    Employment Agreement, entered into as of January 21, 2014, by and between the Company and Craig L. Knutson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.3    Employment Agreement, entered into as of January 24, 2014, by and between the Company and Ronald A. Freydberg (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.4    Consulting Services Agreement, entered into as of December 31, 2013, by MFA Financial, Inc. and Stewart Zimmerman (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated January 2, 2014, as amended by the Company’s Form 8-K/A (Amendment No. 1), dated January 2, 2014 (Commission File No. 1-13991)).

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

10.7    Third Amended and Restated 2003 Non-Employee Directors Deferred Compensation Plan, as amended through November 1, 2012 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended September 30, 2012 (Commission File No. 1-13991)).

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

10.11    Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.12    Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.13    Form of Phantom Share Award Agreement (Time-Based Vesting) (Gorin and Knutson) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.14    Form of Phantom Share Award Agreement (Performance-Based Vesting) (Gorin and Knutson) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.15    Form of Phantom Share Award Agreement (Vested Award) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.16    Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.17    Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.18    Form of Dividend Equivalent Rights Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.19     Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2011 (Commission File No. 1-13991)).

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