Form 10-Q
period 2014-03-31
MFA FINANCIAL, INC.
filed 2014-05-01
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

366,631,614 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 28, 2014.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)	March 31, 2014	December 31, 2013
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”):
Agency MBS, at fair value ($6,404,803 and $6,142,306 pledged as collateral, respectively)	$6,841,033	$6,519,221
Non-Agency MBS, at fair value ($1,776,353 and $1,778,067 pledged as collateral, respectively)	2,801,336	2,569,766
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”) (1)	2,243,819	2,282,371
Securities obtained and pledged as collateral, at fair value	435,888	383,743
Cash and cash equivalents	274,672	565,370
Restricted cash	26,139	37,520
Interest receivable	36,680	35,828
Derivative instruments:
MBS linked transactions, net (“Linked Transactions”), at fair value	59,826	28,181
Interest rate swap agreements (“Swaps”), at fair value	5,485	13,000
Goodwill	7,189	7,189
Prepaid and other assets	60,922	29,719
Total Assets	$12,792,989	$12,471,908

Liabilities:
Repurchase agreements	$8,606,129	$8,339,297
Securitized debt (2)	292,526	366,205
Obligation to return securities obtained as collateral, at fair value	435,888	383,743
8% Senior Notes due 2042 (“Senior Notes”)	100,000	100,000
Accrued interest payable	11,743	14,726
Swaps, at fair value	32,755	28,217
Dividends and dividend equivalents rights (“DERs”) payable	73,875	73,643
Excise tax and interest payable	6,198	6,398
Accrued expenses and other liabilities	29,288	17,428
Total Liabilities	$9,588,402	$9,329,657

Commitments and contingencies (Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 366,217 and 365,125 shares issued and outstanding, respectively	3,662	3,651
Additional paid-in capital, in excess of par	2,981,287	2,972,369
Accumulated deficit	(572,627)	(571,544)
Accumulated other comprehensive income	792,185	737,695
Total Stockholders’ Equity	$3,204,587	$3,142,251
Total Liabilities and Stockholders’ Equity	$12,792,989	$12,471,908

(1)	Non-Agency MBS transferred to consolidated VIEs represent assets of the consolidated VIEs that can be used only to settle the obligations of each respective VIE.

(2)
Securitized Debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that eliminate on consolidation.  The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company.  (See Notes 10 and 15 for further discussion.)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2014	2013
Interest Income:
Agency MBS	$39,329	$42,787
Non-Agency MBS	43,155	41,047
Non-Agency MBS transferred to consolidated VIEs	38,664	38,868
Cash and cash equivalent investments	26	36
Interest Income	$121,174	$122,738

Interest Expense:
Repurchase agreements	$36,729	$34,675
Securitized debt	2,185	3,476
Senior Notes	2,007	2,007
Total Interest Expense	$40,921	$40,158

Net Interest Income	$80,253	$82,580

Other Income, net:
Unrealized net gains and net interest income from Linked Transactions	$3,251	$1,536
Gain on sales of MBS and U.S. Treasury securities, net	3,571	1,633
Other, net	(416)	55
Other Income, net	$6,406	$3,224

Operating and Other Expense:
Compensation and benefits	$6,507	$5,273
Other general and administrative expense	3,964	3,180
Operating and Other Expense	$10,471	$8,453

Net Income	$76,188	$77,351
Less Preferred Stock Dividends	3,750	2,040
Net Income Available to Common Stock and Participating Securities	$72,438	$75,311

Earnings per Common Share - Basic and Diluted	$0.20	$0.21

Dividends Declared per Share of Common Stock	$0.20	$0.72	(1)

(1) Includes a special dividend of $0.50 per share declared on March 4, 2013.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2014	2013
Net income	$76,188	$77,351
Other Comprehensive Income:
Unrealized gain/(loss) on Agency MBS, net	17,843	(27,291)
Unrealized gain on Non-Agency MBS, net	51,417	146,730
Reclassification adjustment for MBS sales included in net income	(2,950)	(1,360)
Unrealized (loss)/gain on derivative hedging instruments, net	(12,267)	12,316
Reclassification of unrealized loss on de-designated derivative hedging instruments	447	—
Other Comprehensive Income	54,490	130,395
Comprehensive income before preferred stock dividends	$130,678	$207,746
Dividends declared on preferred stock	(3,750)	(2,040)
Comprehensive Income Available to Common Stock and Participating Securities	$126,928	$205,706

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Three Months Ended March 31, 2014
(In Thousands, Except Per Share Amounts)	Dollars	Shares
Preferred Stock, 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share:
Balance at March 31, 2014 and December 31, 2013	$80	8,000

Common Stock, Par Value $.01:
Balance at December 31, 2013	$3,651	365,125
Issuance of common stock (1)	11	1,141
Repurchase of shares of common stock (1)	—	(49)
Balance at March 31, 2014	$3,662	366,217

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2013	$2,972,369
Issuance of common stock, net of expenses (1)	7,605
Equity-based compensation expense	1,430
Repurchase of shares of common stock (1)	(117)
Balance at March 31, 2014	$2,981,287

Accumulated Deficit:
Balance at December 31, 2013	$(571,544)
Net income	76,188
Dividends declared on common stock	(73,332)
Dividends declared on preferred stock	(3,750)
Dividends attributable to DERs	(189)
Balance at March 31, 2014	$(572,627)

Accumulated Other Comprehensive Income:
Balance at December 31, 2013	$737,695
Change in unrealized gains on MBS, net	66,310
Change in unrealized losses on derivative hedging instruments, net	(11,820)
Balance at March 31, 2014	$792,185

Total Stockholders' Equity at March 31, 2014	$3,204,587

(1)  For the three months ended March 31, 2014, includes approximately $356,000 (48,904 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$76,188	$77,351
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS and U.S. Treasury securities	(3,571)	(1,633)
Accretion of purchase discounts on MBS	(27,434)	(12,058)
Amortization of purchase premiums on MBS	10,215	14,793
Depreciation and amortization on fixed assets and other assets	327	1,097
Equity-based compensation expense	1,484	885
Unrealized gains on derivative instruments	(2,076)	(1,136)
(Increase)/decrease in interest receivable	(863)	1,891
Increase in prepaid and other assets	(9,644)	(4,088)
Decrease in accrued expenses and other liabilities, and excise tax and interest	(3,745)	(2,699)
Increase/(decrease) in accrued interest payable on financial instruments	7,384	(3,237)
Net cash provided by operating activities	$48,265	$71,166

Cash Flows From Investing Activities:
Principal payments on MBS	$438,149	$711,901
Proceeds from sale of MBS and U.S. Treasury securities	15,501	206,203
Purchases of MBS	(888,106)	(569,006)
Additions to leasehold improvements, furniture and fixtures	(85)	(54)
Net cash (used in)/provided by investing activities	$(434,541)	$349,044

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(20,203,589)	$(18,024,857)
Proceeds from borrowings under repurchase agreements	20,470,421	18,175,212
Principal payments on securitized debt	(73,262)	(104,802)
Payments made on obligation to return securities obtained as collateral	—	(200,050)
Cash disbursements on financial instruments underlying Linked Transactions	(374,073)	(57,977)
Cash received from financial instruments underlying Linked Transactions	344,504	59,245
Payments made for margin calls on repurchase agreements and Swaps	(29,000)	—
Proceeds from reverse margin calls on repurchase agreements and Swaps	30,000	—
Proceeds from issuances of common stock	7,616	7,278
Dividends paid on preferred stock	(3,750)	(2,040)
Dividends paid on common stock and DERs	(73,289)	(71,942)
Net cash provided by/(used in) financing activities	$95,578	$(219,933)
Net (decrease)/increase in cash and cash equivalents	$(290,698)	$200,277
Cash and cash equivalents at beginning of period	$565,370	$401,293
Cash and cash equivalents at end of period	$274,672	$601,570

Non-cash Investing and Financing Activities:
Net increase in securities obtained as collateral/obligation to return securities obtained as collateral	$47,768	$200,099
Dividends and DERs declared and unpaid	$73,875	$259,607

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

(a)  Basis of Presentation and Consolidation

The interim unaudited financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2014 and results of operations for all periods presented have been made.  The results of operations for the three months ended March 31, 2014 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on Agency and Non-Agency MBS (Note 3), valuation of Agency and Non-Agency MBS (Notes 3 and 14), derivative instruments (Notes 5 and 14) and income recognition on certain Non-Agency MBS purchased at a discount (Note 3).  In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (Note 2(m)).  Actual results could differ from those estimates.

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
MARCH 31, 2014

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

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through AOCI on the consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS that are purchased at significant discounts to par/and are otherwise assessed to be of less than high credit quality on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios (“LTVs”), geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes.  Impairment assessment for Non-Agency MBS that were purchased at prices close to par and are considered to be of high credit quality involves comparing the present value of the remaining cash flows expected to be collected against the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the instrument’s effective interest rate.

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

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at March 31, 2014 or December 31, 2013.  At March 31, 2014 and December 31, 2013, all of the Company’s cash investments were comprised of overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  (See Notes 7 and 14)

(e)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps of $26.1 million and $37.5 million at March 31, 2014 and December 31, 2013, respectively.  (See Notes 5, 6, 7 and 14)

(f)  Goodwill

At March 31, 2014 and December 31, 2013, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through March 31, 2014, the Company had not recognized any impairment against its goodwill.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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
MARCH 31, 2014

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

During 2010, the Company granted certain restricted stock units (“RSUs”) that vest after either two or four years of service and provided that certain criteria are met, which are based on a formula that includes changes in the Company’s closing stock price over a two- or four-year period and dividends declared on the Company’s common stock during those periods.  From 2011 through 2013, the Company granted certain RSUs that vest annually over a one or three-year period, provided that certain criteria are met, which are based on a formula that includes changes in the Company’s closing stock price over the annual vesting period and dividends declared on the Company’s common stock during those periods.  During the first quarter of 2014, the Company made grants of RSUs certain of which generally cliff vest after a three-year period and certain of which generally cliff vest after a three-year period subject to the achievement of a market-based condition that is based on a formula tied to the Company’s achievement of average total stockholder return during the three-year period. Such criteria constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding whether the market condition will be achieved is reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determines the amount of compensation expense that is recognized.  Compensation expense is not reversed should the market condition not be achieved, while differences in actual forfeiture experience relative to estimated forfeitures will result in adjustments to the timing and amount of compensation expense recognized.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

(m)  U.S. Federal Income Taxes

The Company has elected to be taxed as a REIT under the provisions of the Internal Revenue Code of 1986, as amended, (the “Code”) and the corresponding provisions of state law.  The Company expects to operate in a manner that will enable it to satisfy the various requirements to maintain its status as a REIT. In order to maintain its status a REIT, the Company must, among other things, distribute at least 90% of its REIT taxable income (excluding net long-term capital gains) to stockholders in the timeframe permitted by the Code.  As long as the Company maintains its status as a REIT, the Company will not be subject to regular Federal income tax to the extent that it distributes 100% of its REIT taxable income (including net long-term capital gains) to its stockholders within the permitted timeframe.  Should this not occur, the Company would be subject to federal taxes at prevailing corporate tax rates on the difference between its REIT taxable income and the amounts deemed to be distributed for that tax year.  As the Company’s objective is to distribute 100% of its REIT taxable income to its stockholders within the permitted timeframe, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.  Should the Company incur a liability for corporate income tax, such amounts would be recorded as REIT income tax expense on the Company’s consolidated statements of operations. Furthermore, if the Company fails to distribute during each calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of (i) 85% its REIT ordinary income for such year; (ii) 95% of its REIT capital gain income for such year and; (iii) any undistributed taxable income from prior periods, the Company will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed. To the extent that the Company incurs interest, penalties or related excise taxes in connection with its tax obligations, including as a result of its assessment of uncertain tax positions, such amounts shall be included within Operating and other expense on the Company’s consolidated statements of operations.

Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of March 31, 2014, December 31, 2013, or March 31, 2013. The Company filed its 2012 tax return prior to September 15, 2013. The Company’s tax returns for tax years 2009 through 2012 are open to examination.

(n)         Derivative Financial Instruments

The Company uses a variety of derivative instruments to economically hedge a portion of its exposure to market risks, including interest rate risk, prepayment risk and extension risk. The objective of the Company’s risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, the Company attempts to mitigate the risk of the cost of its variable rate liabilities increasing during a period of rising interest rates. The Company’s derivative instruments are primarily comprised of Swaps, the majority of which are designated as cash flow hedges against the interest rate risk associated with its borrowings. During 2013, the Company also entered into forward contracts for the sale of Agency MBS securities on a generic pool, or to-be-announced basis (“TBA short positions”) and Linked Transactions. TBA short positions and Linked Transactions are not designated as hedging instruments.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

Linked Transactions

It is presumed that the initial transfer of a financial asset (i.e., the purchase of an MBS by the Company) and contemporaneous repurchase financing of such MBS with the same counterparty are considered part of the same arrangement, or a “linked transaction,” unless certain criteria are met.  The two components of a linked transaction (MBS purchase and repurchase financing) are not reported separately but are evaluated on a combined basis and reported as a forward (derivative) contract and are presented as “Linked Transactions” on the Company’s consolidated balance sheets.  Changes in the fair value of the assets and liabilities underlying Linked Transactions and associated interest income and expense are reported as “unrealized net gains/(losses) and net interest income from Linked Transactions” on the Company’s consolidated statements of operations and are not included in OCI.  However, if certain criteria are met, the initial transfer (i.e., the purchase of a security by the Company) and repurchase financing will not be treated as a Linked Transaction and will be evaluated and reported separately, as an MBS purchase and repurchase financing.  When or if a transaction is no longer considered to be linked, the MBS and repurchase financing will be reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions are no longer considered linked will become the cost basis of the MBS, and the income recognition yield for such MBS will be calculated prospectively using this new cost basis.  (See Notes 5 and 14)

Swaps

The Company documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities and the relationship between the hedging instrument and the hedged liability for all Swaps designated as hedging transactions.  The Company assesses, both at inception of a hedge and on a quarterly basis thereafter, whether or not the hedge is “highly effective.”

Swaps are carried on the Company’s balance sheets at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Changes in the fair value of the Company’s Swaps designated in hedging transactions are recorded in OCI provided that the hedge remains effective.  Changes in fair value for any ineffective amount of a Swap are recognized in earnings.  The Company has not recognized any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness.

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

The Company did not have any TBA short positions at March 31, 2014 and December 31, 2013.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

Offering costs related to issuance of preferred stock are recorded as a reduction in Additional paid-in capital, a component of stockholders’ equity, at the time such preferred stock is issued. On redemption of preferred stock, any excess of the fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock in the Company’s consolidated balance sheets is included in the determination of Net Income Available to Common Stock and Participating Securities in the calculation of EPS. (See Note 11)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

(r)  New and Proposed Accounting Standards and Interpretations

Accounting Standards Adopted in 2014

Financial Services - Investment Companies

In June 2013, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) 2013-08, Financial Services - Investment Companies: Amendments to the Scope, Measurement, and Disclosure Requirements (“ASU 2013-08”). In general, the amendments of this ASU: (i) revise the definition of an investment company; (ii) require an investment company to measure non-controlling ownership interests in other investment companies at fair value rather than using the equity method of accounting; and (iii) require information to be disclosed concerning the status of the entity and any financial support provided, or contractually required to be provided, by the investment company to its investees. The Company’s adoption of ASU 2013-08 beginning on January 1, 2014 did not have a material impact on the Company’s consolidated financial statements as the FASB has decided to retain the current U.S. GAAP scope exception from investment company accounting and financial reporting for real estate investment trusts.

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

Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs):  The Company’s Non-Agency MBS are secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation.  Credit risk associated with Non-Agency MBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

The following tables present certain information about the Company’s MBS at March 31, 2014 and December 31, 2013:

March 31, 2014

	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
(In Thousands)
Agency MBS:
Fannie Mae	$5,411,010	$206,174	$(83)	$—	$5,617,101	$5,666,693	$96,973	$(47,381)	$49,592
Freddie Mac	1,133,983	43,598	—	—	1,179,123	1,161,428	10,569	(28,264)	(17,695)
Ginnie Mae	12,379	212	—	—	12,591	12,912	321	—	321
Total Agency MBS	6,557,372	249,984	(83)	—	6,808,815	6,841,033	107,863	(75,645)	32,218
Non-Agency MBS:
Expected to Recover Par (3)	239,898	597	(24,442)	—	216,053	237,590	22,748	(1,211)	21,537
Expected to Recover Less Than Par (3)(4)	5,501,745	—	(417,714)	(1,041,933)	4,042,098	4,807,565	767,029	(1,562)	765,467
Total Non-Agency MBS	5,741,643	597	(442,156)	(1,041,933)	4,258,151	5,045,155	789,777	(2,773)	787,004
Total MBS	$12,299,015	$250,581	$(442,239)	$(1,041,933)	$11,066,966	$11,886,188	$897,640	$(78,418)	$819,222

December 31, 2013

	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
(In Thousands)
Agency MBS:
Fannie Mae	$5,092,410	$181,710	$(87)	$—	$5,274,033	$5,315,363	$96,516	$(55,186)	$41,330
Freddie Mac	1,171,841	44,967	—	—	1,217,927	1,190,670	9,842	(37,099)	(27,257)
Ginnie Mae	12,668	218	—	—	12,886	13,188	302	—	302
Total Agency MBS	6,276,919	226,895	(87)	—	6,504,846	6,519,221	106,660	(92,285)	14,375
Non-Agency MBS:
Expected to Recover Par (3)	234,187	638	(24,450)	—	210,375	230,738	21,720	(1,357)	20,363
Expected to Recover Less Than Par (3)(4)	5,381,851	—	(435,589)	(1,043,037)	3,903,225	4,621,399	720,566	(2,392)	718,174
Total Non-Agency MBS	5,616,038	638	(460,039)	(1,043,037)	4,113,600	4,852,137	742,286	(3,749)	738,537
Total MBS	$11,892,957	$227,533	$(460,126)	$(1,043,037)	$10,618,446	$11,371,358	$848,946	$(96,034)	$752,912

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at March 31, 2014 reflect Credit Reserve of $997.6 million and OTTI of $44.4 million.  Amounts disclosed at December 31, 2013 reflect Credit Reserve of $998.5 million and OTTI of $44.5 million.

(2)	Includes principal payments receivable of $1.5 million and $1.1 million at March 31, 2014 and December 31, 2013, respectively, which are not included in the Principal/Current Face.

(3)	Based on management’s current estimates of future principal cash flows expected to be received.

(4)	At March 31, 2014 and December 31, 2013, the Company expected to recover approximately 81% of the then-current face amount of Non-Agency MBS.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at March 31, 2014:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(In Thousands)
Agency MBS:
Fannie Mae	$2,191,042	$41,548	190	$157,376	$5,833	38	$2,348,418	$47,381
Freddie Mac	644,218	21,799	86	143,959	6,465	22	788,177	28,264
Total Agency MBS	2,835,260	63,347	276	301,335	12,298	60	3,136,595	75,645
Non-Agency MBS:
Expected to Recover Par (1)	2,167	21	1	25,361	1,190	8	27,528	1,211
Expected to Recover Less Than Par (1)	104,551	830	15	5,231	732	3	109,782	1,562
Total Non-Agency MBS	106,718	851	16	30,592	1,922	11	137,310	2,773
Total MBS	$2,941,978	$64,198	292	$331,927	$14,220	71	$3,273,905	$78,418

(1) Based on management’s current estimates of future principal cash flows expected to be received.

At March 31, 2014, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded, or is limited to specified events of default, none of which has occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $75.6 million at March 31, 2014.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) that enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. In addition, the GSEs are currently profitable on a stand-alone basis with such profits being remitted to the U.S. Treasury. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at March 31, 2014 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $2.8 million at March 31, 2014.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather due to non-credit related factors.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.

The Company did not recognize any credit-related OTTI losses through earnings related to its MBS during the three months ended March 31, 2014 and 2013.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

	Three Months Ended March 31,
(In Thousands)	2014	2013
Credit loss component of OTTI at beginning of period	$36,115	$36,115
Additions for credit related OTTI not previously recognized	—	—
Subsequent additional credit related OTTI recorded	—	—
Credit loss component of OTTI at end of period	$36,115	$36,115

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014		2013
	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount (1)(2)	Discount Designated as Credit Reserve and OTTI (3)	Accretable Discount (2)(3)

(In Thousands)
Balance at beginning of period	$(1,043,037)	$(460,039)	$(1,380,506)	$(371,626)
Accretion of discount	—	27,431	—	12,051
Realized credit losses	25,037	—	50,307	—
Purchases	(63,317)	23,406	(23,535)	11,229
Sales	3,487	2,943	6,283	932
Transfers/release of credit reserve	35,897	(35,897)	34,499	(34,499)
Balance at end of period	$(1,041,933)	$(442,156)	$(1,312,952)	$(381,913)

(1)  The Company reallocated $115,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the three months ended March 31, 2014.
(2)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.
(3) In addition, the Company reallocated $13,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the three months ended March 31, 2013.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

Impact of MBS on AOCI

The following table presents the impact of the Company’s MBS on its AOCI for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In Thousands)	2014	2013
AOCI from MBS:
Unrealized gain on MBS at beginning of period	$752,912	$824,808
Unrealized gain/(loss) on Agency MBS, net	17,843	(27,291)
Unrealized gain on Non-Agency MBS, net	51,417	146,730
Reclassification adjustment for MBS sales included in net income	(2,950)	(1,360)
Change in AOCI from MBS	66,310	118,079
Balance at end of period	$819,222	$942,887

Sales of MBS

During the three months ended March 31, 2014, the Company sold certain Non-Agency MBS for $15.5 million, realizing gross gains of $3.6 million.  During the three months ended March 31, 2013, the Company sold certain Non-Agency MBS for $6.1 million, realizing gross gains of $1.7 million. The Company has no continuing involvement with any of the sold MBS.

 MBS Interest Income

The following table presents the components of interest income on the Company’s Agency MBS for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In Thousands)	2014	2013
Coupon interest	$49,499	$57,504
Effective yield adjustment (1)	(10,170)	(14,717)
Agency MBS interest income	$39,329	$42,787

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization based on actual prepayment activity.

The following table presents components of interest income for the Company’s Non-Agency MBS (including MBS transferred to consolidated VIEs) for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In Thousands)	2014	2013
Coupon interest	$54,430	$67,933
Effective yield adjustment (1)	27,389	11,982
Non-Agency MBS interest income	$81,819	$79,915

(1)  The effective yield adjustment is the difference between the net income calculated using the net yield, which is based on management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

4.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
(In Thousands)
MBS interest receivable:
Fannie Mae	$14,509	$13,760
Freddie Mac	2,994	3,110
Ginnie Mae	19	19
Non-Agency MBS	19,138	18,917
Total MBS interest receivable	36,660	35,806
Money market and other investments	20	22
Total interest receivable	$36,680	$35,828

5.      Derivative Instruments

The Company’s derivative instruments are primarily comprised of Swaps, the majority of which are designated as cash flow hedges against the interest rate risk associated with its borrowings. The Company has also entered into Linked Transactions, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at March 31, 2014 and December 31, 2013:

			March 31, 2014	March 31, 2014	December 31, 2013
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value
(In Thousands)
Linked Transactions	Non-Hedging	Assets	N/A	$59,826	$28,181
Non-cleared legacy Swaps (1)	Hedging	Assets	$450,000	$4,715	$4,925
Cleared Swaps (2)	Hedging	Assets	$500,000	$770	$8,075
Non-cleared legacy Swaps (1)	Hedging	Liabilities	$1,278,361	$(18,230)	$(24,437)
Non-cleared legacy Swaps (1)	Non-Hedging	Liabilities	$125,000	$(233)	$—
Cleared Swaps (2)	Hedging	Liabilities	$1,850,000	$(14,292)	$(3,780)

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s Linked Transactions at March 31, 2014 and December 31, 2013:

Linked Transactions at March 31, 2014

Linked Repurchase Agreements			Linked MBS
	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate

Maturity or Repricing
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$173,386	1.75%	Total	$265,548	$259,493	$272,375	3.92%
>30 days to 90 days	32,600	1.57
Total	$205,986	1.72%

Linked Transactions at December 31, 2013

Linked Repurchase Agreements			Linked MBS
	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate

Maturity or Repricing
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$93,835	1.76%	Total	$130,790	$126,497	$134,430	3.96%
>30 days to 90 days	8,902	1.44
Total	$102,737	1.73%

At March 31, 2014, Linked Transactions also included approximately $423,000 of associated accrued interest receivable and $159,000 of accrued interest payable.  At December 31, 2013, Linked Transactions also included approximately $210,000 of associated accrued interest receivable and $82,000 of accrued interest payable.

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the three months ended March 31, 2014 and 2013:

Components of Unrealized Net Gains and Net Interest Income from Linked Transactions	Three Months Ended March 31,
(In Thousands)	2014	2013
Interest income attributable to MBS underlying Linked Transactions	$2,041	$668
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(551)	(140)
Change in fair value of Linked Transactions included in earnings	1,761	1,008
Unrealized net gains and net interest income from Linked Transactions	$3,251	$1,536

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

A number of the Company’s Swap contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  Such financial covenants include minimum net worth requirements and maximum debt-to-equity ratios.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swap contracts, the counterparty to such agreement may have the option to terminate all of its outstanding Swap contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swap contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through March 31, 2014.  At March 31, 2014, the aggregate fair value of assets needed to immediately settle Swap contracts that were in a liability position to the Company, if so required, was approximately $35.5 million, including accrued interest payable of approximately $2.7 million.

The following table presents the assets pledged as collateral against the Company’s Swap contracts at March 31, 2014 and December 31, 2013:

(In Thousands)	March 31, 2014	December 31, 2013
Agency MBS, at fair value	$76,968	$73,859
Restricted cash	26,139	37,520
Total assets pledged against Swaps	$103,107	$111,379

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

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering in to Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company did not recognize any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness during the three months ended March 31, 2014 and 2013.

At March 31, 2014, the Company had Swaps designated in hedging relationships with an aggregate notional amount of $4.078 billion, which had net unrealized losses of $27.0 million, and extended 49 months on average with a maximum term of approximately 113 months.  In addition, at March 31, 2014, the Company had a Swap with a notional amount of $125.0 million, which had an unrealized loss of approximately $233,000, maturing on June 27, 2014 that was not designated in a hedge relationship.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

The following table presents certain information with respect to the Company’s Swap activity during the three months ended March 31, 2014:

(Dollars in Thousands)	Three Months Ended March 31, 2014
New Swaps:
Aggregate notional amount	$200,000
Weighted average fixed-pay rate	1.95%
Initial maturity date	Five years to seven years
Number of new Swaps	Two
Swaps amortized/expired:
Aggregate notional amount	$41,851
Weighted average fixed-pay rate	3.92%

The following table presents information about the Company’s Swaps at March 31, 2014 and December 31, 2013:

	March 31, 2014			December 31, 2013
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Within 30 days	$160,413	1.54%	0.16%	$17,635	3.90%	0.21%
Over 30 days to 3 months	315,734	1.94	0.16	24,216	3.93	0.21
Over 3 months to 6 months	46,322	2.84	0.17	476,147	1.80	0.17
Over 6 months to 12 months	530,892	2.23	0.16	167,043	3.22	0.18
Over 12 months to 24 months	350,000	2.07	0.16	710,171	1.97	0.17
Over 24 months to 36 months	150,000	0.54	0.16	150,000	1.03	0.17
Over 36 months to 48 months	300,000	0.57	0.16	350,000	0.58	0.17
Over 48 months to 60 months	650,000	1.53	0.16	550,000	1.49	0.17
Over 72 months to 84 months	1,600,000	2.22	0.16	1,500,000	2.22	0.17
Over 84 months (3)	100,000	2.75	0.16	100,000	2.75	0.17
Total Swaps	$4,203,361	1.89%	0.16%	$4,045,212	1.91%	0.17%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.
(3) Reflects one Swap with a maturity date of July 2023.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(Dollars in Thousands)	2014	2013
Interest expense attributable to Swaps	$17,563	$12,969
Weighted average Swap rate paid	1.92%	2.27%
Weighted average Swap rate received	0.16%	0.21%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In Thousands)	2014	2013
AOCI from derivative hedging instruments:
Balance at beginning of period	$(15,217)	$(62,831)
Unrealized (loss)/gain on Swaps, net	(12,267)	12,316
Reclassification of unrealized loss on de-designated Swaps	447	—
Balance at end of period	$(27,037)	$(50,515)

Counterparty Credit Risk from Use of Swaps

By using Swaps, the Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected.  If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset on its consolidated balance sheets to the extent that amount exceeds collateral obtained from the counterparty or, if in a net liability position, the extent to which collateral posted exceeds the liability to the counterparty.  The amounts reported as a derivative asset/(liability) are derivative contracts in a gain/(loss) position, and to the extent subject to master netting arrangements, net of derivatives in a loss/(gain) position with the same counterparty and collateral received/(pledged).  The Company attempts to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate.  Counterparty credit risk related to the Company’s Swaps is considered in determining fair value of such derivatives and its assessment of hedge effectiveness.

6.      Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and U.S. Treasury securities (obtained as part of a reverse repurchase agreement) and cash, and bear interest that is generally LIBOR-based.  (See Note 7)  At March 31, 2014, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 29 days and an effective repricing period of 23 months, including the impact of related Swaps.  At December 31, 2013, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 25 days and an effective repricing period of 24 months, including the impact of related Swaps.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at March 31, 2014 and December 31, 2013:

(Dollars in Thousands)	March 31, 2014	December 31, 2013
Repurchase agreement borrowings secured by Agency MBS	$6,018,689	$5,750,053
Fair Value of Agency MBS pledged as collateral under repurchase agreements	$6,327,835	$6,068,447
Weighted average haircut on Agency MBS (1)	4.69%	4.89%
Repurchase agreement borrowings secured by Non-Agency MBS (2)	$2,155,402	$2,206,586
Fair Value of Non-Agency MBS pledged as collateral under repurchase agreements (2)(3)	$3,711,997	$3,663,523
Weighted average haircut on Non-Agency MBS (1)	32.74%	32.48%
Repurchase agreements secured by U.S. Treasuries	$432,038	$382,658
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$435,888	$383,743
Weighted average haircut on U.S. Treasuries (1)	1.69%	1.65%

(1)  Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount on the Company’s repurchase agreements borrowings.
(2)  Does not reflect Non-Agency MBS and repurchase agreement borrowings that are components of Linked Transactions.
(3)  Includes $1.936 billion and $1.885 billion of Non-Agency MBS acquired from consolidated VIEs at March 31, 2014, and December 31, 2013, respectively, that are eliminated from the Company’s consolidated balance sheets.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Balance (1)	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$7,456,229	0.62%	$7,064,598	0.68%
Over 30 days to 3 months	933,479	1.13	1,274,699	1.31
Over 3 months to 12 months	216,421	1.84	—	—
Total	$8,606,129	0.70%	$8,339,297	0.77%

(1)  At March 31, 2014 and December 31, 2013, the Company had repurchase agreements of $206.0 million and $102.7 million, respectively, that were linked to Non-Agency MBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 5)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements at March 31, 2014 and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	March 31, 2014
Contractual Maturity	Balance (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Overnight	$—	—%
Within 30 days	7,039,400	0.54
Over 30 days to 90 days	1,036,048	1.20
Over 90 days to 12 months	216,421	1.84
Over 12 months	314,260	1.92
Total	$8,606,129	0.70%

(1)
At March 31, 2014, the Company had repurchase agreements of $206.0 million that were linked to Non-Agency MBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 5)

The Company had repurchase agreements with 26 counterparties at both March 31, 2014 and December 31, 2013.  The following table presents information with respect to any counterparty for repurchase agreements and/or Linked Transactions for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2014:

	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Alpine Securitization Corporation/Credit Suisse (3)	A-1/P-1/F1	$776,757	1	24.2%
Wells Fargo (4)	A+/A2/AA-	416,723	5	13.0
RBS	BBB+/Baa2/A	256,852	1	8.0
UBS (5)	A/A2/A	250,924	22	7.8

(1)	As rated at March 31, 2014 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying Linked Transactions, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and MBS underlying Linked Transaction, including accrued interest receivable on such securities.

(3)
Includes $747.3 million at risk with Alpine Securitization Corporation and $29.5 million at risk with Credit Suisse Securities (USA) LLC. Alpine Securitization Corporation is a special purpose funding vehicle that is a consolidated affiliate of Credit Suisse Group. Counterparty rating shown is the asset backed short term rating for Alpine Securitization Corporation.

(4)	Includes $279.5 million at risk with Wells Fargo Bank, NA and $137.2 million at risk with Wells Fargo Securities LLC.

(5)	Includes Non-Agency MBS pledged as collateral with contemporaneous repurchase and reverse repurchase agreements.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements and derivative hedging instruments at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$76,968	$—	$73,859	$—
Cash (1)	26,139	—	37,520	—
	103,107	—	111,379	—
Repurchase Agreement Borrowings:
Agency MBS	$6,327,835	$—	$6,068,447	$—
Non-Agency MBS (2)(3)	3,711,997	—	3,663,523	—
U.S. Treasury securities	435,888	—	383,743	—
	10,475,720	—	10,115,713	—
Reverse Repurchase Agreements:
U.S. Treasury securities	$—	$435,888	$—	$383,743
	—	435,888	—	383,743
Total	$10,578,827	$435,888	$10,227,092	$383,743

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheets.
(2)  Includes $1.936 billion and $1.885 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at March 31, 2014 and December 31, 2013, respectively, that are eliminated from the Company’s consolidated balance sheets.
(3)  In addition, $751.1 million and $738.3 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at March 31, 2014 and December 31, 2013, respectively.

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at March 31, 2014:

	Assets Pledged Under Repurchase Agreements			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS
U.S. Treasuries	$435,888	$435,888	$—	$—	$—	$—	$435,888
Fannie Mae	$5,328,922	$5,281,673	$13,620	$7,360	$7,086	$15	$5,349,917
Freddie Mac	998,913	1,014,954	2,542	59,289	60,642	143	1,060,887
Ginnie Mae	—	—	—	10,319	10,124	14	10,333
Agency MBS	$6,327,835	$6,296,627	$16,162	$76,968	$77,852	$172	$6,421,137
Non-Agency MBS (1)(2)	$3,711,997	$2,824,533	$13,803	$—	$—	$—	$3,725,800
Total	$10,475,720	$9,557,048	$29,965	$76,968	$77,852	$172	$10,582,825

(1)  Includes $1.936 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at March 31, 2014, that are eliminated from the Company’s consolidated balance sheets.
(2) In addition, $751.1 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at March 31, 2014.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

8.      Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheets at March 31, 2014 and December 31, 2013:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
March 31, 2014
Swaps, at fair value	$5,485	$—	$5,485	$(5,485)	$—	$—
Total	$5,485	$—	$5,485	$(5,485)	$—	$—

December 31, 2013
Swaps, at fair value	$13,000	$—	$13,000	$(13,000)	$—	$—
Total	$13,000	$—	$13,000	$(13,000)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
March 31, 2014
Swaps, at fair value (2)	$32,755	$—	$32,755	$(6,616)	$(26,139)	$—
Repurchase agreements (3)	8,606,129	—	8,606,129	(8,606,129)	—	—
Total	$8,638,884	$—	$8,638,884	$(8,612,745)	$(26,139)	$—

December 31, 2013
Swaps, at fair value (2)	$28,217	$—	$28,217	$—	$(28,217)	$—
Repurchase agreements (3)	8,339,297	—	8,339,297	(8,339,297)	—	—
Total	$8,367,514	$—	$8,367,514	$(8,339,297)	$(28,217)	$—

(1) Amounts disclosed in the Financial Instruments column of the table above represents collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions.  Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions and excludes excess collateral of $9.3 million at December 31, 2013.
(2) The fair value of securities pledged against the Company’s Swaps was $77.0 million and $73.9 million at March 31, 2014 and December 31, 2013, respectively.
(3) The fair value of securities pledged against the Company’s repurchase agreements was $10.476 billion and $10.116 billion at March 31, 2014 and December 31, 2013, respectively.

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
MARCH 31, 2014

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

11.    Stockholders’ Equity

(a) Preferred Stock

Redemption of 8.50% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”)
On May 16, 2013 (the “Redemption Date”), the Company redeemed all 3,840,000 outstanding shares of its Series A Preferred Stock at an aggregate redemption price of approximately $97.0 million, or $25.27153 per share, including all accrued and unpaid dividends to the Redemption Date. The redemption value of the Series A Preferred Stock exceeded its carrying value by $3.9 million, which represents the original offering costs for the Series A Preferred Stock. This amount was included in the determination of net income available to common stock and participating securities from the Redemption Date through the year ended December 31, 2013.  In addition, as part of the redemption price on its Series A Preferred Stock (discussed above), the Company paid a dividend of $0.27153 per share, which reflected accrued and unpaid dividends for the period from April 1, 2013, through and including the Redemption Date.

Issuance of 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”)
On April 15, 2013, the Company amended its charter through the filing of articles supplementary to its charter to reclassify 8,050,000 shares of the Company’s authorized but unissued common stock as shares of the Company’s Series B Preferred Stock. On April 15, 2013, the Company completed the issuance of 8.0 million shares of its Series B Preferred Stock, with a par value of $0.01 per share and a liquidation preference $25.00 per share, plus accrued and unpaid dividends, in an underwritten public offering. The aggregate net proceeds to the Company from the offering of the Series B Preferred Stock were approximately $193.3 million, after deducting the underwriting discount and related offering expenses. The Company used a portion of such net proceeds to redeem all of its outstanding Series A Preferred Stock (as discussed above), and used the remaining net proceeds of the offering for general corporate purposes, including, without limitation, to acquire additional MBS consistent with its investment policy, and for working capital, which may include, among other things, the repayment of its repurchase agreements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2014 through March 31, 2014:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 14, 2014	February 28, 2014	March 31, 2014	$0.46875

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2014 through March 31, 2014:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
March 10, 2014	March 28, 2014	April 30, 2014	$0.20	(1)

(1)  At March 31, 2014, the Company had accrued dividends and DERs payable of $73.9 million related to the common stock dividend declared on March 10, 2014.

(c)  Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On August 8, 2013, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At March 31, 2014, 10.5 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three months ended March 31, 2014, the Company issued 1,053,785 shares of common stock through the DRSPP, raising net proceeds of approximately $7.6 million.  From the inception of the DRSPP in September 2003 through March 31, 2014, the Company issued 27,093,549 shares pursuant to the DRSPP, raising net proceeds of $229.0 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

(d)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”), to repurchase up to 4.0 million shares of its outstanding common stock under the Repurchase Program.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized for repurchase to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2014.  At March 31, 2014, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

 (e)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three months ended March 31, 2014:

	Three Months Ended March 31, 2014
(In Thousands)	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI
Balance at the beginning of the period	$752,912	$(15,217)	$737,695
OCI before reclassifications	69,260	(12,267)	56,993
Amounts reclassified from AOCI (1)	(2,950)	447	(2,503)
Net OCI during the period (2)	66,310	(11,820)	54,490
Balance at end of period	$819,222	$(27,037)	$792,185

The following table presents changes in the balances of each component of the Company’s AOCI for the three months ended March 31, 2013:

	Three Months Ended March 31, 2013
(In Thousands)	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI
Balance at the beginning of the period	$824,808	$(62,831)	$761,977
OCI before reclassifications	119,439	12,316	131,755
Amounts reclassified from AOCI (1)	(1,360)	—	(1,360)
Net OCI during the period (2)	118,079	12,316	130,395
Balance at end of period	$942,887	$(50,515)	$892,372

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statement of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three months ended March 31, 2014:

Details about AOCI Components	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
Available-for-sale MBS:
Realized gain on sale of securities	$(2,950)	Gain on sales of MBS and U.S. Treasury securities, net
Swaps designated as cash flow hedges:
De-designated Swaps	$447	Other, net
Total reclassifications for period	$(2,503)

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

At March 31, 2014 and December 31, 2013, the Company had OTTI recognized in AOCI of $591,000 and $609,000, respectively.

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2014	2013
Numerator:
Net income	$76,188	$77,351
Dividends declared on preferred stock	(3,750)	(2,040)
Dividends, DERs and undistributed earnings allocated to participating securities	(278)	(321)
Net income to common stockholders - basic and diluted	$72,160	$74,990

Denominator:
Weighted average common shares for basic and diluted earnings per share (1)	365,848	358,110
Basic and diluted earnings per share	$0.20	$0.21

(1) At March 31, 2014, the Company had an aggregate of 1.6 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three months ended March 31, 2014, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of 5,000 stock options with a weighted average exercise price of $8.40 and a weighted average remaining contractual life of 0.36 years, approximately 415,000 shares of restricted common stock with a weighted average grant date fair value of $7.49 and approximately 1.2 million RSUs with a weighted average grant date fair value of $6.81.  These equity instruments may have a dilutive impact on future EPS.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At March 31, 2014, approximately 9.2 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

DERs

A DER is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine at its discretion.  Payments made on the Company’s existing DERs are charged to stockholders’ equity when the common stock dividends are declared to the extent that such DERs are expected to vest.  The Company made DER payments of approximately $169,000 and $313,000 during the three months ended March 31, 2014 and 2013. At March 31, 2014, the Company had 1,234,373 DERs outstanding, of which 1,233,123 were awarded in connection with, or attached to, RSUs and 1,250 were attached to common stock options.  A 0% forfeiture rate was assumed with respect to DERs outstanding at March 31, 2014. The DERs were scheduled to elapse over a weighted average period of 2.3 years.

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

The Company did not grant any stock options during the three months ended March 31, 2014 and 2013.  There were no stock options exercised and no stock options cancelled during the three months ended March 31, 2014 and 2013.  At March 31, 2014, 5,000 stock options were outstanding, all of which were vested and exercisable, with a weighted average exercise price of $8.40.  As of March 31, 2014, the aggregate intrinsic value of total Options outstanding was zero.

Restricted Stock

The Company did not award any shares of restricted common stock during the three months ended March 31, 2014 and awarded 12,331 shares of restricted common stock during the three months ended March 31, 2013.  At March 31, 2014 and December 31, 2013, the Company had unrecognized compensation expense of $2.9 million and $3.3 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of approximately $410,000 and $413,000 on unvested shares of restricted stock at March 31, 2014 and December 31, 2013, respectively.  The unrecognized compensation expense at March 31, 2014 is expected to be recognized over a weighted average period of 2.5 years.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

Restricted Stock Units and Associated DERs

Under the terms of the 2010 Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the 2010 Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of March 31, 2014 are designated to be settled in shares of the Company’s common stock.  The Company granted 610,621 RSUs during the three months ended March 31, 2014, and did not grant any RSUs during the three months ended March 31, 2013.  In addition, an aggregate of 97,164 previously awarded RSUs were forfeited by the holders’ thereof during the three months ended March 31, 2014 in connection with the negotiation of such holders’ respective new employment agreements. All RSUs outstanding at March 31, 2014 had DERs attached or issued as separate associated instruments in connection with RSUs.  At March 31, 2014 and December 31, 2013, the Company had unrecognized compensation expense of $4.6 million and $1.6 million, respectively, related to RSUs and DERs.  The unrecognized compensation expense at March 31, 2014 is expected to be recognized over a weighted average period of 2.4 years.  A 0% forfeiture rate was assumed with respect to unvested RSUs at March 31, 2014.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In Thousands)	2014		2013
Restricted shares of common stock	$367		$544
RSUs	1,080	(1)	290
DERs	37		51
Total	$1,484		$885

(1) RSU expense for the three months ended March 31, 2014 includes approximately $500,000 for a one-time grant to the Company’s chief executive officer.

(b)  Employment Agreements

At March 31, 2014, the Company had employment agreements with five of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
(In Thousands)	2014	2013
Non-employee directors	$36	$52
Total	$36	$52

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through March 31, 2014 and December 31, 2013 that had not been distributed and the Company’s associated liability for such deferrals at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
(In Thousands)
Non-employee directors	$210	$299	$270	$382
Total	$210	$299	$270	$382

(1)  Represents the cumulative amounts that were deferred by participants through March 31, 2014 and December 31, 2013, which had not been distributed through such date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended March 31, 2014 and 2013, the Company recognized expenses for matching contributions of $65,000 and $62,000.

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
MARCH 31, 2014

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

Swaps

The Company determines the fair value of non-centrally cleared Swaps considering valuations obtained from a third-party pricing service. For Swaps that are cleared by a central clearing house valuations provided by the clearing house are used. All valuations obtained are tested with internally developed models that apply readily observable market parameters.  The Company considers the creditworthiness of both the Company and its counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both the Company and its counterparties.  All of the Company’s Swaps are subject either to bilateral collateral arrangements, or for cleared Swaps, to the clearing house’s margin requirements.  Consequently, no credit valuation adjustment was made in determining the fair value of such instruments.  Swaps are classified as Level 2 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

The following table presents the Company’s financial instruments carried at fair value as of March 31, 2014, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at March 31, 2014

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$6,841,033	$—	$6,841,033
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	5,045,155	—	5,045,155
Securities obtained and pledged as collateral	435,888	—	—	435,888
Linked Transactions	—	59,826	—	59,826
Swaps	—	5,485	—	5,485
Total assets carried at fair value	$435,888	$11,951,499	$—	$12,387,387
Liabilities:
Swaps	$—	$32,755	$—	$32,755
Obligation to return securities obtained as collateral	435,888	—	—	435,888
Total liabilities carried at fair value	$435,888	$32,755	$—	$468,643

Changes to the valuation methodologies used with respect to the Company’s financial instruments are reviewed by management to ensure any such changes result in appropriate exit price valuations.  As markets and products develop and the pricing for certain products becomes more transparent, the Company continues to refine its valuation methodologies.  The methods described above may produce fair value estimates that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with those used by market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.  The Company reviews the classification of its financial instruments within the fair value hierarchy on a quarterly basis, and management may conclude that its financial instruments should be reclassified to a different level in the future.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

The following table presents the carrying value and estimated fair value of the Company’s financial instruments, at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Agency MBS	$6,841,033	$6,841,033	$6,519,221	$6,519,221
Non-Agency MBS, including MBS transferred to consolidated VIEs	5,045,155	5,045,155	4,852,137	4,852,137
Securities obtained and pledged as collateral	435,888	435,888	383,743	383,743
Cash and cash equivalents	274,672	274,672	565,370	565,370
Restricted cash	26,139	26,139	37,520	37,520
Linked Transactions	59,826	59,826	28,181	28,181
Swaps	5,485	5,485	13,000	13,000
Financial Liabilities:
Repurchase agreements	8,606,129	8,605,609	8,339,297	8,339,071
Securitized debt	292,526	293,017	366,205	366,767
Obligation to return securities obtained as collateral	435,888	435,888	383,743	383,743
Senior Notes	100,000	103,640	100,000	98,000
Swaps	32,755	32,755	28,217	28,217

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At March 31, 2014 and December 31, 2013, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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
MARCH 31, 2014

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

The following table summarizes the key details of the resecuritization transactions the Company has been involved in to date:

(Dollars in Thousands)	February 2012	June 2011	February 2011	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	CSMC Series 2011-7R	CSMC Series 2011-1R	DMSI 2010-RS2
Principal value of Non-Agency MBS sold	$433,347	$1,283,422	$1,319,969	$985,228
Face amount of Bonds issued by the VIE and purchased by 3rd party investors (1)	$186,691	$474,866	$488,389	$373,577
Outstanding amount of Senior Bonds at March 31, 2014	$85,250	$34,410	$74,890	$97,976
Pass-through rate for Senior Bonds issued	2.85%	One-month LIBOR plus 125 basis points	One-month LIBOR plus 100 basis points	Weighted Average Coupon Rate
Face amount of Senior Support Certificates received by the Company (2)	$221,321	$765,908	$784,187	$490,428
Cash received	$186,691	$474,866	$488,389	$375,621
Notional amount acquired of non-rated, interest only senior certificates (1)	$186,691	$474,866	$488,389	$—
Unamortized deferred costs	$734	$239	$700	$282

(1) Amount disclosed reflects principal balance on the DMSI 2010-RS A1, A2 and A3 bonds. The DMSI 2010-RS2 A2 and A3 bond was sold to third party investors during 2013. The principal balance for the DMSI 2010-RS2 A1 Bond and associated interest only Senior certificate was paid off during the three months ended June 30, 2013.
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
MARCH 31, 2014

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

Based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that it was required to consolidate each VIE created to facilitate these transactions.

As of March 31, 2014 and December 31, 2013, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $2.244 billion and $2.282 billion, respectively.  These assets are included in the Company’s consolidated balance sheets and disclosed as “Non-Agency MBS transferred to consolidated VIEs”.  As of March 31, 2014 and December 31, 2013, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $292.5 million and $366.2 million, respectively.  These Senior Bonds are included in the Company’s consolidated balance sheets and disclosed as “Securitized debt”.  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

Prior to the completion of the Company’s first resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to MFA Financial, Inc. and its subsidiaries as “the Company,” “MFA,” “we,” “us,” or “our,” unless we specifically state otherwise or the context otherwise indicates.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2013.

Forward Looking Statements

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “will,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may” or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act, and, as such, may involve known and unknown risks, uncertainties and assumptions.

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

At March 31, 2014, we had total assets of approximately $12.793 billion, of which $11.886 billion, or 92.9%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $6.841 billion of Agency MBS and $5.045 billion of Non-Agency MBS.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash, collateral obtained in connection with reverse repurchase agreements, derivative instruments and MBS-related receivables.

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

As of March 31, 2014, approximately $8.126 billion, or 68.4%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $3.759 billion, or 31.6%, was in its contractual adjustable-rate period, or were floating rate MBS.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.  In addition, at March 31, 2014, we had $180.5 million, or 1.5%, of MBS with interest rates that reset monthly.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Non-Agency MBS may differ significantly.  For the three months ended March 31, 2014, our Agency MBS portfolio experienced a weighted average CPR of 11.5%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a weighted average CPR of 11.9%. Over the last consecutive eight quarters, ending with March 31, 2014, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 19.7% experienced during the month ended August 31, 2013 to a low of 10.3%, experienced during the month ended March 31, 2014, with an average CPR over such quarters of 16.8%.

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

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At March 31, 2014, we had net unrealized gains of $32.2 million on our Agency MBS, comprised of gross unrealized gains of $107.9 million and gross unrealized losses of $75.6 million, and had net unrealized gains on our Non-Agency MBS of $787.0 million, comprised of gross unrealized gains of $789.8 million and gross unrealized losses of $2.8 million.  At March 31, 2014, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those MBS before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our Agency MBS and Non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings under repurchase agreements.  We have also engaged in resecuritization transactions with respect to our Non-Agency MBS, which provide access to non-recourse financing.  Even though the majority of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings and securitized debt will typically change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at March 31, 2014 were comprised of Swaps.

Our Swap derivative instruments are typically designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  Our Swaps do not extend the maturities of our repurchase agreements; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the three months ended March 31, 2014, we entered into two new Swaps with an aggregate notional amount of $200.0 million, a weighted average fixed-pay rate of 1.95% and initial maturities ranging from five to seven years, and had Swaps with an aggregate notional amount of $41.9 million and a weighted average fixed-pay rate of 3.92% amortize and/or expire.  At March 31, 2014, we had Swaps designated in hedging relationships with an aggregate notional amount of $4.078 billion with a weighted average fixed-pay rate of 1.92% and a weighted average variable interest rate received of 0.16%. In addition at March 31, 2014, the Company had a Swap with a notional amount of $125.0 million, maturing on June 27, 2014 that was not designated in a hedge relationship.

Recent Market Conditions and Our Strategy

During the first quarter of 2014, we continued to invest in both Agency and Non-Agency MBS.  During the three months ended March 31, 2014, we acquired approximately (i) $599.3 million of Agency MBS at a weighted average purchase price of 105.9% of par value and (ii) $282.1 million of Non-Agency MBS, at a weighted average purchase price of 87.6% of par value. In addition, we purchased MBS which are reported as a component of Linked Transactions, consisting of $111.5 million of Non-Agency MBS purchased at par value in which the underlying collateral consists of re-performing/non-performing loans (or RPL/NPL MBS) and $30.2 million of Non-Agency MBS with a weighted average purchase price of 84.9%. At March 31, 2014, our combined MBS portfolio was approximately $12.152 billion (including $265.5 million MBS reported as components of Linked Transactions) compared to $11.502 billion (including $130.8 million MBS reported as components of Linked Transactions) at December 31, 2013.  During the three months ended March 31, 2014, we experienced an increase in our MBS portfolio primarily due to the addition of newly acquired assets exceeding principal payments and portfolio price appreciation.

 At March 31, 2014, $6.841 billion, or 57.6% of our MBS portfolio, was invested in Agency MBS.  During the three months ended March 31, 2014, the fair value of our Agency MBS increased by $321.8 million. This was due to the addition of $599.3 million of newly acquired assets and a $17.8 million increase in net unrealized gains which was partially offset by $285.1 million of principal repayments and $10.2 million of premium amortization.

At March 31, 2014, $5.045 billion, or 42.4% of our MBS portfolio, was invested in Non-Agency MBS.  During the three months ended March 31, 2014, the fair value of our Non-Agency MBS holdings increased by $193.0 million. The primary components of the change during the quarter in the Non-Agency balances include purchases of $282.1 million, portfolio appreciation reflecting Non-Agency MBS price changes of $80.3 million, partially offset by $153.9 million of principal reductions, and the sale of Non-Agency MBS with a fair value of $15.5 million.

Our book value per common share was $8.20 as of March 31, 2014. Book value increased from $8.06 as of December 31, 2013 due primarily to price appreciation within the Non-Agency MBS portfolio.

Due to the interest rate environment in 2013 and the first three months of 2014, yields on acquired assets were lower than in prior periods.  At the end of the first quarter of 2014, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the first quarter of 2013, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 24 basis points to 3.01% for the three months ended March 31, 2014 from 3.25% for the three months ended March 31, 2013.  In addition, the net Agency MBS yield decreased to 2.39% for the three months ended March 31, 2014, from 2.42% for the three months ended March 31, 2013.  The overall yield for our Non-Agency MBS portfolio was 7.80% for the three months ended March 31, 2014 compared to 6.80% for the three months ended March 31, 2013.  The increase in the yield on our Non-Agency MBS portfolio is primarily due to increases in accretable discount due to the impact of improving credit quality on our cash flow estimates.

We continue to believe that loss-adjusted returns on Non-Agency MBS represent attractive investment opportunities. We believe that our $1.042 billion Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows.  Home price appreciation and underlying mortgage loan amortization further decreased the average loan-to-value ratio (or LTV) for many of the mortgages underlying our Non-Agency portfolio. Home price appreciation is generally due to a combination of limited housing supply, low mortgage rates, capital flows into own-to-rent foreclosure purchases and demographic-driven U.S. household formation. We estimate that the LTV of mortgage loans underlying our Non-Agency MBS has declined from approximately 105% as of January 2012 to less than 85% as of March 31, 2014. In addition, we estimate that the percentage of current loans underlying our Non-Agency MBS that are underwater (with LTVs greater than 100%), has declined from approximately 52% as of January 2012 to 16% at March 31, 2014. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Additionally, current to 60-days delinquent transition rates continue to decline from their 2009 peak. Further, during 2013 and the first three months of 2014, we have also observed faster voluntary prepayment (i.e. prepayment of loans in full with no loss) speeds than originally projected. The yields on our Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Non-Agency portfolio. As a result, during the three months ended March 31, 2014 $35.9 million was transferred from Credit Reserve to accretable discount.  This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Non-Agency MBS. The remaining average contractual life of such assets is approximately 22 years, but based on scheduled loan amortization and prepayments (both voluntary and involuntary), loan balances will decline substantially over time. Consequently, we believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

With $274.7 million of cash and cash equivalents and $434.7 million of unpledged Agency MBS at March 31, 2014, we believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.  During the remainder of 2014 we intend to continue to selectively acquire Agency MBS and Non-Agency MBS. We believe that our Non-Agency assets will benefit going forward as the existing private label MBS universe continues to decline in size due to prepayments, defaults and limited issuance. In addition, while most Non-Agency MBS in our portfolio will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 74% of face value at March 31, 2014.

We believe the financial environment continues to be favorably impacted by accommodative U.S. monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At March 31, 2014, our debt consisted of borrowings under repurchase agreements with 26 counterparties, securitized debt, and Senior Notes outstanding, and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 2.9 times.  (See table on page 59 under Results of Operations that presents our quarterly leverage multiples since March 31, 2013.)

Information About Our Assets

The tables below present certain information about our asset allocation at March 31, 2014:

ASSET ALLOCATION

GAAP Basis	Agency MBS		Non-Agency MBS		RPL/NPL MBS (1)	MBS Portfolio	Cash (2)	Other, net (3)	Total
(Dollars in Thousands)
Amortized Cost	$6,808,815		$4,254,450		$3,701	$11,066,966	$300,811	$43,513	$11,411,290
Market Value	$6,841,033		$5,041,417		$3,738	$11,886,188	$300,811	$43,513	$12,230,512
Less Repurchase Agreements	(6,018,689)		(2,587,440)		—	(8,606,129)	—	—	(8,606,129)
Less Securitized Debt	—		(292,526)		—	(292,526)	—	—	(292,526)
Less Senior Notes	—		—		—	—	—	(100,000)	(100,000)
Equity Allocated	$822,344		$2,161,451		$3,738	$2,987,533	$300,811	$(56,487)	$3,231,857
Less Swaps at Market Value	—		—		—	—	—	(27,270)	(27,270)
Net Equity Allocated	$822,344		$2,161,451		$3,738	$2,987,533	$300,811	$(83,757)	$3,204,587
Debt/Net Equity Ratio (4)	7.32	x	1.33	x	—				2.94	x

Non-GAAP Adjustments	Agency MBS	Non-Agency MBS (5)	RPL/NPL MBS (1)(5)	MBS Portfolio	Cash (2)	Other, net (5)	Total
(Dollars in Thousands)
Amortized Cost	$—	$64,074	$195,419	$259,493	$—	$(55,712)	$203,781
Market Value	$—	$68,652	$196,896	$265,548	$—	$(55,712)	$209,836
Repurchase Agreements	—	381,374	(155,322)	226,052	—	—	226,052
Multi-year Collateralized Financing Arrangements	—	(435,888)	—	(435,888)	—	—	(435,888)
Equity Allocated	$—	$14,138	$41,574	$55,712	$—	$(55,712)	$—
Less Swaps at Market Value	—	—	—	—	—	—	—
Net Equity Allocated	$—	$14,138	$41,574	$55,712	$—	$(55,712)	$—

Non-GAAP Basis	Agency MBS		Non-Agency MBS (5)		RPL/NPL MBS (1)(5)		MBS Portfolio	Cash (2)	Other, net (6)		Total
(Dollars in Thousands)
Amortized Cost	$6,808,815		$4,318,524		$199,120		$11,326,459	$300,811	$(12,199)		$11,615,071
Market Value	$6,841,033		$5,110,069		$200,634		$12,151,736	$300,811	$(12,199)		$12,440,348
Less Repurchase Agreements	(6,018,689)		(2,206,066)		(155,322)		(8,380,077)	—	—		(8,380,077)
Less Multi-year Collateralized Financing Arrangements	—		(435,888)		—		(435,888)	—	—		(435,888)
Less Securitized Debt	—		(292,526)		—		(292,526)	—	—		(292,526)
Less Senior Notes	—		—		—		—	—	(100,000)		(100,000)
Equity Allocated	$822,344		$2,175,589		$45,312		$3,043,245	$300,811	$(112,199)		$3,231,857
Less Swaps at Market Value	—		—		—		—	—	(27,270)		(27,270)
Net Equity Allocated	$822,344		$2,175,589		$45,312		$3,043,245	$300,811	$(139,469)		$3,204,587
Debt/Net Equity Ratio (4) (7)	7.32	x	1.35	x	3.43	x				3.01	x

(1)
Represents private-label MBS issued in 2013 and 2014 in which the underlying collateral consists of re-performing/non-performing loans that were originated in prior years. Included with the balance of Non-Agency MBS reported in the Company’s consolidated balance sheets.

(2)	Includes cash, cash equivalents and restricted cash.

(3)
Includes securities obtained and pledged as collateral, Linked Transactions, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral, interest payable, dividends payable, excise tax and interest payable and accrued expenses and other liabilities.

(4)
For the Agency, Non-Agency and RPL/NPL MBS portfolios, represents the sum of borrowings under repurchase agreements, payable for unsettled MBS purchases and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes the obligation to return securities obtained as collateral of $435.9 million and Senior Notes.

(5)
Includes Non-Agency and RPL/NPL MBS and repurchase agreements underlying Linked Transactions.  The purchase of a Non-Agency or RPL/NPL MBS and contemporaneous repurchase borrowing of this MBS with the same counterparty are accounted for under GAAP as a “linked transaction.”  The two components of a linked transaction (MBS and associated borrowings under a repurchase agreement) are evaluated on a combined basis and are presented net as “Linked Transactions” on our consolidated balance sheets. Also includes the adjustment to reflect Non-Agency financing under multi-year collateralized financing arrangements of $435.9 million, while borrowings under repurchase agreements of $432.0 million for which U.S. Treasury securities are pledged as collateral is reclassified to other, net.

(6)
Includes securities obtained and pledged as collateral, interest receivable, goodwill, prepaid and other assets, borrowings under repurchase agreements of $432.0 million for which U.S. Treasury securities are pledged as collateral, interest payable, dividends payable, excise tax and interest payable and accrued expenses and other liabilities.

(7)
For the Agency, Non-Agency and RPL/NPL MBS portfolios, represents the sum of borrowings under repurchase agreements (including an aggregate of $206.0 million repurchase agreements underlying linked transactions), payable for unsettled MBS purchases, multi-year collateralized financing arrangements of $435.9 million and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes borrowings under repurchase agreements of $432.0 million for which U.S. Treasury securities are pledged as collateral and Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of March 31, 2014 and December 31, 2013:

March 31, 2014

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	Weighted Average 3 Month CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,916,726	104.3%	102.5%	$1,964,910	23	3.03%	6.0%
HARP (4)	198,741	104.7	102.6	203,867	22	3.00	6.3
Other (Post June 2009) (5)	231,209	103.9	106.4	245,903	42	4.15	11.2
Other (Pre June 2009) (6)	1,230	104.9	106.7	1,313	58	4.50	0.7
Total 15-Year Fixed Rate	$2,347,906	104.3%	102.9%	$2,415,993	25	3.14%	6.6%

Hybrid:
Other (Post June 2009) (5)	$2,850,522	104.4%	104.6%	$2,982,794	35	3.22%	16.1%
Other (Pre June 2009) (6)	1,199,471	101.7	106.3	1,274,514	87	3.16	12.4
Total Hybrid	$4,049,993	103.6%	105.1%	$4,257,308	51	3.20%	14.9%
CMO/Other	$159,473	102.5%	104.2%	$166,190	156	2.43%	6.4%
Total Portfolio	$6,557,372	103.8%	104.3%	$6,839,491	44	3.16%	11.5%

December 31, 2013

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	Weighted Average 3 Month CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,977,798	104.3%	101.8%	$2,012,876	20	3.04%	7.2%
HARP (4)	205,895	104.7	101.8	209,597	19	3.01	6.3
Other (Post June 2009) (5)	222,691	103.7	106.1	236,253	40	4.16	17.0
Other (Pre June 2009) (6)	1,256	104.9	106.7	1,340	55	4.50	0.5
Total 15-Year Fixed Rate	$2,407,640	104.3%	102.2%	$2,460,066	22	3.14%	8.0%

Hybrid:
Other (Post June 2009) (5)	$2,502,413	104.1%	104.4%	$2,612,108	32	3.22%	17.7%
Other (Pre June 2009) (6)	1,202,227	101.4	106.0	1,274,745	84	3.28	13.2
Total Hybrid	$3,704,640	103.2%	104.9%	$3,886,853	49	3.24%	16.2%
CMO/Other	$164,639	102.5%	104.0%	$171,182	154	2.44%	8.7%
Total Portfolio	$6,276,919	103.6%	103.8%	$6,518,101	41	3.18%	12.9%

(1)  Does not include principal payments receivable of $1.5 million and $1.1 million at March 31, 2014 and December 31, 2013, respectively.
(2)  Weighted average is based on MBS current face at March 31, 2014 and December 31, 2013, respectively.
(3)  Low loan balance represents MBS collateralized by mortgages with original loan balance of less than or equal to $175,000.
(4)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.
(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.
(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of March 31, 2014 and December 31, 2013:

March 31, 2014

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	Weighted Average 3 Month CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$1,067,409	104.0%	100.2%	$1,069,562	15	3.04%	100%	4.3%
3.0%	467,595	105.9	102.9	481,055	21	3.49	100	4.8
3.5%	14,380	103.5	105.0	15,097	41	4.16	100	18.7
4.0%	678,427	103.5	106.4	722,148	40	4.40	78	10.0
4.5%	120,095	105.2	106.7	128,131	44	4.87	32	12.5
Total 15-Year Fixed Rate	$2,347,906	104.3%	102.9%	$2,415,993	25	3.62%	90%	6.6%

December 31, 2013

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	Weighted Average 3 Month CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$1,096,097	104.0%	99.2%	$1,086,853	12	3.04%	100%	4.0%
3.0%	481,174	105.9	102.1	491,212	18	3.49	100	5.5
3.5%	15,429	103.5	104.8	16,162	38	4.16	100	24.1
4.0%	688,213	103.4	106.2	730,542	37	4.40	80	13.8
4.5%	126,727	105.2	106.8	135,297	41	4.87	32	15.8
Total 15-Year Fixed Rate	$2,407,640	104.3%	102.2%	$2,460,066	22	3.62%	91%	8.0%

(1)  Does not include principal payments receivable of $1.5 million and $1.1 million at March 31, 2014 and December 31, 2013, respectively.
(2)  Weighted average is based on MBS current face at March 31, 2014 and December 31, 2013, respectively.
(3)  Low Loan Balance represents MBS collateralized by mortgages with original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of March 31, 2014 and December 31, 2013:

March 31, 2014

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	Weighted Average 3 Month CPR
Hybrid Post June 2009:
Agency 5/1	$1,223,136	104.2%	105.8%	$1,293,606	3.35%	42	17	21%	20.2%
Agency 7/1	1,290,349	104.5	104.1	1,343,223	3.09	31	52	20	15.2
Agency 10/1	337,037	104.8	102.6	345,965	3.25	27	92	58	8.2
Total Hybrids Post June 2009	$2,850,522	104.4%	104.6%	$2,982,794	3.22%	35	42	25%	16.1%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$891,774	101.8%	106.1%	$946,264	2.40%	91	5	56%	8.9%
Coupon >= 4.5% (6)	307,697	101.2	106.7	328,250	5.38	76	17	77	21.9
Total Hybrids Pre June 2009	$1,199,471	101.7%	106.3%	$1,274,514	3.16%	87	8	61%	12.4%
Total Hybrids	$4,049,993	103.6%	105.1%	$4,257,308	3.20%	51	32	36%	14.9%

December 31, 2013

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	Weighted Average 3 Month CPR
Hybrid Post June 2009:
Agency 5/1	$921,849	103.5%	105.5%	$972,201	3.37%	39	20	24%	23.8%
Agency 7/1	1,233,187	104.4	104.2	1,284,739	3.09	28	55	21	15.1
Agency 10/1	347,377	104.8	102.2	355,168	3.27	24	95	57	10.9
Total Hybrids Post June 2009	$2,502,413	104.1%	104.4%	$2,612,108	3.22%	32	48	27%	17.7%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$860,491	101.5%	105.9%	$910,849	2.44%	88	6	56%	8.8%
Coupon >= 4.5% (6)	341,736	101.2	106.5	363,896	5.40	73	20	77	23.5
Total Hybrids Pre June 2009	$1,202,227	101.4%	106.0%	$1,274,745	3.28%	84	10	62%	13.2%
Total Hybrids	$3,704,640	103.2%	104.9%	$3,886,853	3.24%	49	35	38%	16.2%

(1)  Does not include principal payments receivable of $1.5 million and $1.1 million at March 31, 2014 and December 31, 2013, respectively.
(2)  Weighted average is based on MBS current face at March 31, 2014 and December 31, 2013, respectively.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest only period.  Percentage is based on MBS current face at March 31, 2014 and December 31, 2013, respectively.
(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.
(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS: (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements; and (iii) on a combined basis (Non-GAAP) as of March 31, 2014 and December 31, 2013:

(In Thousands)	March 31, 2014		December 31, 2013
(i) Non-Agency MBS (GAAP - excluding Linked Transactions)
Face/Par	$5,741,643		$5,616,038
Fair Value	5,045,155		4,852,137
Amortized Cost	4,258,151		4,113,600
Purchase Discount Designated as Credit Reserve and OTTI	(1,041,933)	(1)	(1,043,037)	(2)
Purchase Discount Designated as Accretable	(442,156)		(460,039)
Purchase Premiums	597		638
(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par	$272,375		$134,430
Fair Value	265,548		130,790
Amortized Cost	259,493		126,497
Purchase Discount Designated as Credit Reserve	(10,705)		(4,721)
Purchase Discount Designated as Accretable	(2,177)		(3,212)
(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Face/Par	$6,014,018		$5,750,468
Fair Value	5,310,703		4,982,927
Amortized Cost	4,517,644		4,240,097
Purchase Discount Designated as Credit Reserve and OTTI	(1,052,638)	(3)	(1,047,758)	(4)
Purchase Discount Designated as Accretable	(444,333)		(463,251)
Purchase Premiums	597		638

(1)  Includes discount designated as Credit Reserve of $997.6 million and OTTI of $44.4 million.
(2)  Includes discount designated as Credit Reserve of $998.5 million and OTTI of $44.5 million.
(3)  Includes discount designated as Credit Reserve of $1.008 billion and OTTI of $44.4 million.
(4)  Includes discount designated as Credit Reserve of $1.003 billion and OTTI of $44.5 million.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the three months ended March 31, 2014 and March 31, 2013 on both a GAAP and Non-GAAP basis:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,043,037)	$(460,039)	$(1,380,506)	$(371,626)
Accretion of discount	—	27,431	—	12,051
Realized credit losses	25,037	—	50,307	—
Purchases	(63,317)	23,406	(23,535)	11,229
Sales	3,487	2,943	6,283	932
Transfers/release of credit reserve	35,897	(35,897)	34,499	(34,499)
Balance at the end of period	$(1,041,933)	$(442,156)	$(1,312,952)	$(381,913)

Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(4,721)	$(3,212)	$(6,051)	$(2,409)
Accretion of discount	—	315	—	129
Realized credit losses	120	—	260	—
Purchases	(6,219)	835	—	—
Transfers/release of credit reserve	115	(115)	13	(13)
Balance at the end of period	$(10,705)	$(2,177)	$(5,778)	$(2,293)

Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,047,758)	$(463,251)	$(1,386,557)	$(374,035)
Accretion of discount	—	27,746	—	12,180
Realized credit losses	25,157	—	50,567	—
Purchases	(69,536)	24,241	(23,535)	11,229
Sales	3,487	2,943	6,283	932
Transfers/release of credit reserve	36,012	(36,012)	34,512	(34,512)
Balance at the end of period	$(1,052,638)	$(444,333)	$(1,318,730)	$(384,206)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents information with respect to the yield components of our Non-Agency MBS for the three months ended March 31, 2014 and March 31, 2013:

	Three Months Ended
Non-Agency MBS	March 31, 2014	March 31, 2013
Coupon Yield (1)	5.19%	5.78%
Effective Yield Adjustment (2)	2.61	1.02
Net Yield	7.80%	6.80%

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

The information in the above tables, on pages 48-49, includes certain underlying Non-Agency MBS and the associated repurchase agreement borrowings that are disclosed both separately and/or on a combined basis with our Non-Agency MBS portfolio.  However, for GAAP financial reporting purposes, these items are required to be accounted for by us as Linked Transactions.  Consequently, the presentation of this information in the above tables constitutes Non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC.

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

In addition, in connection with our financing strategy for Non-Agency MBS, we have entered into contemporaneous repurchase agreement and reverse repurchase agreement transactions with a single counterparty.  The transactions effectively result in us pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral in connection with the reverse repurchase agreement. Both the repurchase agreement and the reverse repurchase agreement have a contractual maturity of January 2016 with no net exchange of cash at inception. The U.S. Treasury collateral obtained is pledged as collateral in a subsequent repurchase agreement transaction with a different counterparty for cash. This subsequent repurchase transaction has a term of 90 days at inception. For purposes of presentation of its repurchase agreement financing liabilities in the Non-GAAP Asset Allocation table on page 44, the obligation to return the $436 million of U.S. Treasury collateral, is separately presented as “Multi-year collateralized financing arrangements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.  In addition, the asset balance for U.S. Treasury securities obtained as collateral and the repurchase agreement liability to the second counterparty to which we pledged those U.S Treasury securities as collateral are included in the “Other, net” column as we believe net presentation is consistent with the economic substance of the transactions. However, GAAP prohibits offsetting of this asset and liability for a number of reasons, including the fact that the counterparties to these transactions are different, and there is no legal right of offset. For GAAP presentation purposes, the repurchase agreement liability against which we have pledged U.S. Treasuries is disclosed as “Repurchase Agreements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.  In addition, the asset balance for the U.S. Treasury securities obtained as collateral and the liability balance for the obligation to return this collateral are included in the “Other, net” column.  However, management considers that the Non-GAAP Asset Allocation table presented on page 44 more appropriately reflects the economic substance of the transactions.  Consequently, this presentation constitutes a Non-GAAP financial measure within the meaning of Regulation G, as promulgated by the SEC.  The Non-GAAP presentation of liabilities associated with the Company’s collateralized financing arrangements does not impact the overall calculation of Debt/Net Equity for the Company as a whole.

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at March 31, 2014 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	One to Five Years		Five to Ten Years		Over Ten Years		Total MBS (1)
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$317	3.74%	$16,930	2.65%	$5,599,854	2.39%	$5,617,101	$5,666,693	2.39%
Freddie Mac	—	—	—	—	1,179,123	2.29	1,179,123	1,161,428	2.29
Ginnie Mae	—	—	—	—	12,591	1.65	12,591	12,912	1.65
Total Agency MBS	$317	3.74%	$16,930	2.65%	$6,791,568	2.37%	$6,808,815	$6,841,033	2.37%
Non-Agency MBS	$3,700	4.30%	$12,225	6.68%	$4,242,226	7.78%	$4,258,151	$5,045,155	7.78%
Total MBS	$4,017	4.26%	$29,155	4.34%	$11,033,794	4.45%	$11,066,966	$11,886,188	4.47%

(1)  We did not have any MBS with contractual maturities of less than one year at March 31, 2014.

Exposure to Financial Counterparties

We finance the acquisition of a significant portion of our MBS with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 1% - 6% of the amount borrowed (U.S. Treasury and Agency MBS collateral) to up to 63% (Non-Agency MBS collateral). Consequently, while repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheets, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

The table below summarizes our exposure to our counterparties at March 31, 2014, by country of domicile:

Country	Number of Counterparties	Repurchase Agreement Financing		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland	3	$1,428,704		$—	$1,027,681	8.03%
United Kingdom	2	1,091,857		(8,687)	289,887	2.27
France	1	513,179		—	30,476	0.24
Holland	1	434,557		1,827	16,348	0.13
Germany	1	—		(1,444)	2,640	0.02
Total	8	3,468,297		(8,304)	1,367,032	10.69%
Other Countries:
United States (3)	13	$4,523,645		$(18,966)	$803,811	6.28%
Japan	4	626,516		—	35,402	0.28
Other	3	693,656		—	159,723	1.25
Total	20	5,843,817		(18,966)	998,936	7.81%
Total Counterparty Exposure	28	$9,312,114	(4)(5)	$(27,270)	$2,365,968	18.50%

(1)
Represents for each counterparty the amount of cash and/or securities pledged as collateral less the aggregate of repurchase agreement financing, Swaps at fair value, and net interest receivable/payable on all such instruments.

(2)	Includes European-based counterparties as well as U.S.-domiciled subsidiaries of the European parent entity.

(3)	Includes one counterparty that is a central clearing house for our Swaps.

(4)	Includes $500.0 million of repurchase agreements entered into in connection with contemporaneous repurchase and reverse repurchase agreements with a single counterparty.

(5)	Includes $206.0 million of repurchase agreements which are a component of our Linked Transactions.

At March 31, 2014, we did not use credit default Swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

We estimate that for the three months ended March 31, 2014, our taxable income was approximately $66 million. Based on dividends paid or declared during the three months ended March 31, 2014, we have undistributed taxable income of approximately $50 million, or $0.14 per share. We have until the filing of our 2014 tax return (due not later than September 15, 2015) to declare the distribution of any 2014 REIT taxable income not previously distributed.

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

The Dodd-Frank Act requires numerous regulations, many of which (including those mentioned above regarding underwriting and mortgage originator compensation) have only recently been finalized and are only now becoming effective and implemented and operationalized. As a result, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws that may be adopted in the future, will impact our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, the securitization industry, Swaps and other derivatives.  However, at a minimum, we believe that the Dodd-Frank Act and the regulations promulgated and made effective thereunder are likely to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

In addition to the regulatory actions being implemented under the Dodd-Frank Act, on August 31, 2011, the SEC issued a concept release under which it is reviewing interpretive issues related to Section 3(c)(5)(C) of the Investment Company Act.  Section 3(c)(5)(C) excludes from the definition of “investment company” entities that are primarily engaged in, among other things, “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  Many companies that engage in the business of acquiring mortgages and mortgage-related instruments seek to rely on existing interpretations of the SEC Staff with respect to Section 3(c)(5)(C) so as not to become an investment company for the purpose of regulation under the Investment Company Act.  In connection with the concept release, the SEC requested comments on, among other things, whether it should reconsider its existing interpretation of Section 3(c)(5)(C). To date the SEC has not taken or otherwise announced any further action in connection with the concept release.

In the first quarter of 2014 Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, released a proposed bill (or Johnson-Crapo Bill), which is generally based on earlier legislation proposed by Senators Bob Corker (R-TN) and Mark Warner (D-VA). The Johnson-Crapo Bill, among other things, would eliminate Freddie Mac and Fannie Mae and replace them with a new agency. The final outcome of the Johnson-Crapo Bill remains uncertain, as reports indicate that the House Republican leadership continues to favor a very different approach. However, it is possible that the adoption of the Johnson-Crapo Bill or other similar legislation could adversely effect the types of assets we can buy and our business operations. As the Federal Housing Finance Agency and both houses of Congress are each working on separate measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2014.

Results of Operations

Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013

General

For the first quarter of 2014, we had net income available to common stock and participating securities of $72.4 million, or $0.20 per basic and diluted common share, compared to net income available to common stock and participating securities of $75.3 million, or $0.21 per basic and diluted common share, for the first quarter of 2013.  The decrease in net income available to our common stock and participating securities, and the decrease of this item on a per share basis reflects lower interest income, driven by lower average balances of Agency and Non-Agency MBS, and higher interest expense due primarily to higher Non-Agency financing costs partially offset by higher yields on Non-Agency MBS. Since the third quarter of 2013, the Company has taken steps to reduce interest rate risk by using derivatives to reduce the duration of our investment portfolio which resulted in an increase in Non-Agency borrowing costs. Yields on Agency MBS were marginally lower compared to the prior year period and were impacted by the lower interest rate environment, while yields on Non-Agency MBS were higher compared to the prior period due primarily to the impact of credit reserve releases.  In addition, we had an increase in preferred stock dividends resulting from the issuance of the Series B Preferred Stock in 2013. (See Note 11 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q).

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

For the first quarter of 2014, our net interest spread and margin were 2.44% and 2.84%, respectively, compared to a net interest spread and margin of 2.32% and 2.69%, respectively, for the first quarter of 2013. Although our net interest spread and margin increased, our net interest income decreased by $2.3 million, or 2.82% to $80.3 million from $82.6 million for the first quarter of 2013.  This decrease primarily reflects the impact of the lower average balance of our MBS portfolio as measured by amortized cost, increased Non-Agency MBS borrowing costs (including the impact of allocated Swap expense), partially offset by higher yielding Non-Agency MBS due to strong credit performance. The net interest spread on our Agency MBS portfolio remained unchanged at 1.18% for the first quarters of 2014 and 2013. The net interest spread on our Non-Agency MBS portfolio increased to 4.81% for the first quarter of 2014 compared to 4.35% for the first quarter of 2013.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2014 and 2013.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended March 31,
	2014				2013
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$6,582,184		$39,329	2.39%	$7,068,326		$42,787	2.42%
Non-Agency MBS (1)	4,198,327		81,819	7.80	4,701,813		79,915	6.80
Total MBS	10,780,511		121,148	4.50	11,770,139		122,702	4.17
Cash and cash equivalents (2)	443,086		26	0.02	436,223		36	0.03
Total interest-earning assets	11,223,597		121,174	4.32	12,206,362		122,738	4.02
Total non-interest-earning assets	1,377,740				1,504,221
Total assets	$12,601,337				$13,710,583

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements (3)	$5,823,463		$17,328	1.21	$6,413,742		$19,640	1.24
Non-Agency repurchase agreements (3)	2,588,582		19,401	3.04	2,460,110		15,035	2.47
Total repurchase agreements	8,412,045		36,729	1.77	8,873,852		34,675	1.58
Securitized debt	336,893		2,185	2.63	606,858		3,476	2.32
Senior Notes	100,000		2,007	8.03	100,000		2,007	8.03
Total interest-bearing liabilities	8,848,938		40,921	1.88	9,580,710		40,158	1.70
Total non-interest-bearing liabilities	568,592				752,442
Total liabilities	9,417,530				10,333,152
Stockholders’ equity	3,183,807				3,377,431
Total liabilities and stockholders’ equity	$12,601,337				$13,710,583

Net interest income/ net interest rate spread (4)			$80,253	2.44%			$82,580	2.32%
Net interest-earning assets/ net interest margin (5)	$2,374,659			2.84%	$2,625,652			2.69%
Ratio of interest-earning assets to interest-bearing liabilities	1.27	x			1.27	x

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

	Three Months Ended March 31, 2014
	Compared to
	Three Months Ended March 31, 2013
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(2,911)	$(547)	$(3,458)
Non-Agency MBS	(9,088)	10,992	1,904
Cash and cash equivalents	1	(11)	(10)
Total net change in income from interest-earning assets	$(11,998)	$10,434	$(1,564)

Interest-bearing liabilities:
Agency repurchase agreements	$(1,790)	$(522)	$(2,312)
Non-Agency repurchase agreements	818	3,548	4,366
Securitized debt	(1,706)	415	(1,291)
Total net change in expense of interest-bearing liabilities	$(2,678)	$3,441	$763
Net change in net interest income	$(9,320)	$6,993	$(2,327)

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
March 31, 2014	2.44%	2.84%
December 31, 2013	2.34	2.75
September 30, 2013	2.24	2.63
June 30, 2013	2.38	2.73
March 31, 2013	2.32	2.69

(1)  Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)  Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency and Non-Agency MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
March 31, 2014	2.39%	1.21%	1.18%	7.80%	2.99%	4.81%	4.50%	1.80%	2.70%
December 31, 2013	2.37	1.26	1.11	7.77	3.01	4.76	4.48	1.85	2.63
September 30, 2013	2.13	1.12	1.01	7.33	2.91	4.42	4.20	1.74	2.46
June 30, 2013	2.19	1.15	1.04	7.15	2.41	4.74	4.18	1.56	2.62
March 31, 2013	2.42	1.24	1.18	6.80	2.45	4.35	4.17	1.63	2.54

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency cost of funding includes 85, 86 and 74 basis points and Non-Agency cost of funding includes 74, 72 and 57 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended March 31, 2014, December 31, 2013 and September 30, 2013, respectively. Agency cost of funding includes 100 and 88 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended June 30, 2013 and March 31,2013 respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the first quarter of 2014 decreased by $3.5 million, or 8.1% to $39.3 million from $42.8 million for the first quarter of 2013.  This change primarily reflects a $486.1 million decrease in the average amortized cost of our Agency MBS portfolio to $6.582 billion for the first quarter of 2014 from $7.068 billion for the first quarter of 2013 and a decrease in the net yield on our Agency MBS to 2.39% for the first quarter of 2014 from 2.42% for the first quarter of 2013. At the end of the first quarter of 2014, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the first quarter of 2013, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 24 basis points to 3.01% for the first quarter of 2014 from 3.25% for the first quarter of 2013.  During the first quarter of 2014, our Agency MBS portfolio experienced an 11.5% CPR and we recognized $10.2 million of net premium amortization compared to a CPR of 19.1% and $14.7 million of net premium amortization for the first quarter of 2013. At March 31, 2014, we had net purchase premiums on our Agency MBS of $249.9 million, or 3.8% of current par value, compared to net purchase premiums of $226.8 million and 3.6% of par value at December 31, 2013.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased $1.9 million, or 2.4%, for the first quarter of 2014 to $81.8 million compared to $79.9 million for the first quarter of 2013, primarily due to the increase in the net yield on our Non-Agency MBS portfolio, partially offset by the decrease in the amortized cost of our Non-Agency MBS portfolio. Our Non-Agency MBS portfolio yielded 7.80% for the first quarter of 2014 compared to 6.80% for the first quarter of 2013. For the first quarter of 2014, the average amortized cost of our Non-Agency MBS decreased by $503.5 million or 10.7%, to $4.198 billion, from $4.702 billion for the first quarter of 2013.  The increase in the yield on our Non-Agency MBS is primarily due to increases in accretable discount and changes in the forward yield curve, partially offset by the addition of newly acquired assets at yields less than our overall portfolio yield.  During the first quarter of 2014, we recognized net purchase discount accretion of $27.4 million on our Non-Agency MBS, compared to $12.0 million for the first quarter of 2013.  At March 31, 2014, we had net purchase discounts of $1.483 billion, including Credit Reserve and previously recognized OTTI of $1.042 billion, on our Non-Agency MBS, or 25.8% of par value.  During the first quarter of 2014 we reallocated $35.9 million of purchased discount designated as Credit Reserve to accretable purchase discount.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR
Quarter Ended
March 31, 2014	3.01%	2.39%	11.54%	5.19%	7.80%	11.90%	3.86%	4.50%	11.71%
December 31, 2013	3.04	2.37	12.87	5.40	7.77	14.16	3.96	4.48	13.42
September 30, 2013	3.07	2.13	19.25	5.59	7.33	18.15	4.07	4.20	18.77
June 30, 2013	3.14	2.19	20.19	5.71	7.15	16.37	4.17	4.18	18.53
March 31, 2013	3.25	2.42	19.08	5.78	6.80	15.06	4.26	4.17	17.34

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

Interest Expense

Our interest expense for the first quarter of 2014 increased by $763,000, or 1.9% to $40.9 million, from $40.2 million for the first quarter of 2013.  This increase primarily reflects higher effective funding costs associated with Non-Agency MBS, including allocated Swap financing costs. In addition, the average balance of Non-Agency MBS financing increased, which was partially offset by a decrease in our average borrowings to finance Agency MBS, the lower effective interest rate paid on borrowings to finance Agency MBS and a decrease in the average balance of securitized debt.

At March 31, 2014, we had repurchase agreement borrowings of $8.606 billion of which $4.078 billion was hedged with Swaps, and securitized debt of $292.5 million.  At March 31, 2014, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 1.92% and extended 49 months on average with a maximum remaining term of approximately 113 months.

The following table presents information about our securitized debt at March 31, 2014:

	At March 31, 2014
Benchmark Interest Rate	Securitized Debt	Interest Rate
(Dollars in Thousands)
30 Day LIBOR + 100 basis points	$74,890	1.02%
30 Day LIBOR + 125 basis points	34,410	1.27
Fixed Rate	85,250	2.85
Weighted Average Coupon Rate	97,976	3.89
Total	$292,526	2.54%

The effective interest rate paid on our borrowings increased to 1.88% for the quarter ended March 31, 2014 from 1.70% for the quarter ended March 31, 2013.  This increase reflects additional higher cost financing (including the allocation of Swap expense) associated with our Non-Agency MBS portfolio partially offset by the lower average balance of Agency repurchase agreements and securitized debt and the maturity of Swaps with higher fixed-pay rates.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $17.6 million or 80 basis points, for the quarter ended March 31, 2014, compared to interest expense of $13.0 million, or 55 basis points, for the first quarter of 2013.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  The weighted average fixed-pay rate on our Swaps designated as hedges decreased to 1.92% for the quarter ended March 31, 2014 from 2.27% for the quarter ended March 31, 2013.  The weighted average variable interest rate received on our Swaps designated as hedges decreased to 0.16% for the quarter ended March 31, 2014 from 0.21% for the quarter ended March 31, 2013.  During the quarter ended March 31, 2014, we entered into two new Swaps with an aggregate notional amount of $200.0 million, a weighted average fixed-pay rate of 1.95% with initial maturities ranging from five to seven years, and had Swaps with an aggregate notional amount of $41.9 million and a weighted average fixed-pay rate of 3.92% amortize and/or expire.

We expect that our interest expense and funding costs for the remainder of 2014 will be impacted by market interest rates, the amount of our borrowings and incremental hedging activity, our existing and future interest rates on our hedging instruments and the extent to which we execute additional longer-term structured financing transactions.  As a result of these variables, our borrowing costs cannot be predicted with any certainty.  (See Notes 5, 6 and 14 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

	GAAP Leverage Multiple (1)	Non-GAAP Leverage Multiple (2)
At the Period Ended
March 31, 2014	2.9	3.0
December 31, 2013	2.9	3.0
September 30, 2013	3.0	3.1
June 30, 2013	3.1	3.1
March 31, 2013	3.1	3.1

(1)
Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity.

(2)
The Non-GAAP Leverage Multiple reflects the sum of our borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, obligations to return securities obtained as collateral, Senior Notes and borrowings that are reported on our consolidated balance sheets as a component of Linked Transactions of $206.0 million, $102.7 million, $82.4 million, $33.2 million and $34.1 million at March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013, respectively.  We present a Non-GAAP leverage multiple since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple.  (See Note 5 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

OTTI

During the first quarters of 2014 and 2013, we did not recognize any OTTI charges through earnings against our Non-Agency MBS. At March 31, 2014, we had 336 Agency MBS with a gross unrealized loss of $75.6 million and 27 Non-Agency MBS with a gross unrealized loss of $2.8 million.  Impairments on Agency MBS in an unrealized loss position at March 31, 2014 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in the Company’s analysis of expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.

Other Income, net

For the first quarter of 2014, other income, net increased by $3.2 million to $6.4 million from $3.2 million for the first quarter of 2013.  Other income, net for the first quarter of 2014 primarily reflects $3.6 million of net gains realized on the sale of certain Non-Agency MBS and unrealized net gains and net interest income of $3.3 million on our Linked Transactions. During the three months ended March 31, 2014, we sold Non-Agency MBS for $15.5 million, realizing gross gains of $3.6 million. During the three months ended March 31, 2013, we sold certain Non-Agency MBS for $6.1 million, realizing gross gains of $1.7 million and sold U.S. Treasury securities for $200.1 million, realizing gross losses of approximately $27,000. The unrealized net gains and net interest income from Linked Transactions of $3.3 million for the three months ended March 31, 2014 included interest income of $2.0 million on the underlying Non-Agency MBS, interest expense of $551,000 on the borrowings under repurchase agreements and an increase of $1.8 million in the fair value of the underlying securities.  The unrealized net gains and net interest income on Linked Transactions of $1.5 million for the three months ended March 31, 2013 included interest income of $668,000 on the underlying Non-Agency MBS, interest expense of $140,000 on borrowings under repurchase agreements and an increase of $1.0 million in the fair value of the underlying securities.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions.

Operating and Other Expense

For the first quarter of 2014, we had compensation and benefits and other general and administrative expense of $10.5 million, or 1.32% of average equity, compared to $8.5 million, or 1.00% of average equity, for the first quarter of 2013.  The $1.2 million increase in our compensation and benefits expense to $6.5 million for the first quarter of 2014, compared to $5.3 million for the first quarter of 2013, primarily reflects an increase in equity-based compensation expense for RSUs awarded during 2014 as well as increases in salary and bonus expense and payroll taxes. Our other general and administrative expenses increased by $784,000 to $4.0 million for the quarter ended March 31, 2014 compared to $3.2 million for the quarter ended March 31, 2013.  The increase was primarily due to higher personnel related and business development expense in support of our residential asset investment strategy.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)		Book Value per Share of Common Stock (5)
March 31, 2014	2.30%	9.10%	25.27%	1.00%		$8.20
December 31, 2013	2.37	9.55	24.80	0.98		8.06
September 30, 2013	2.10	8.71	24.12	1.18	(6)	7.85
June 30, 2013	2.10	8.29	25.35	1.16		8.19
March 31, 2013	2.20	8.92	24.63	1.05	(7)	8.84

(1)	Reflects annualized net income divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

(6)	Excludes the special common stock dividend declared on August 1, 2013.

(7)	Excludes the special common stock dividend declared on March 4, 2013.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional MBS, consistent with our investment policy, and for working capital which may include, among other things, the repayment of our repurchase agreements.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at March 31, 2014, we had 10.5 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the three months ended March 31, 2014, we issued 1,053,785 shares of common stock through our DRSPP, raising net proceeds of approximately $7.6 million.

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at March 31, 2014 and December 31, 2013:

At March 31, 2014	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.69%	3.00%	6.00%
Non-Agency MBS	32.74	10.00	63.00
U.S. Treasury securities	1.69	1.00	2.00

At December 31, 2013	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.89%	3.00%	6.00%
Non-Agency MBS	32.48	10.00	63.00
U.S. Treasury securities	1.65	1.00	2.00

The weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have not significantly changed since December 31, 2013.

During the first three months of 2014, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at generally attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS (which we expect will continue to comprise the majority of our assets) on more favorable terms than financing for Non-Agency MBS.

We maintain cash and cash equivalents, unpledged Agency MBS and collateral in excess of margin requirements held by our counterparties (or collectively, our Cushion) to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities.  Our ability to meet future margin calls will be impacted by the amount of our Cushion, which varies based on the market value of our securities, our cash position and margin requirements.  Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs.  (See our consolidated statements of cash flows, included under Item 1 of this Quarterly Report on Form 10-Q and “Interest Rate Risk” included under Item 3 of this Quarterly Report on Form 10-Q.)

At March 31, 2014, we had a total of $10.553 billion of MBS and U.S. Treasury securities and $26.1 million of restricted cash pledged against our repurchase agreements and Swaps.  At March 31, 2014, we had a Cushion of $737.0 million available to meet potential margin calls, comprised of cash and cash equivalents of $274.7 million, unpledged Agency MBS of $434.7 million, and excess Agency MBS collateral of $27.6 million.  In addition, at March 31, 2014, we had unpledged Non-Agency MBS with a fair value of $273.9 million and Non-Agency MBS with a fair value of $290.9 million pledged in excess of contractual requirements.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
March 31, 2014	$8,412,045	$8,606,129	$8,606,129	$336,893	$292,526	$338,965
December 31, 2013	8,462,138	8,339,297	8,504,593	399,762	366,205	398,384
September 30, 2013	8,679,410	8,568,171	8,721,573	440,665	419,693	462,207
June 30, 2013	8,842,018	8,909,283	8,909,283	505,409	443,748	508,893
March 31, 2013	8,873,852	8,902,827	8,956,951	606,858	542,014	609,707

(1)  The information presented in the table above excludes Senior Notes issued in April 2012.  The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.

Cash Flows and Liquidity For the Three Months Ended March 31, 2014

Our cash and cash equivalents decreased by $290.7 million during the three months ended March 31, 2014, reflecting:  $434.5 million used in our investing activities, primarily from purchases of MBS; $95.6 million provided by our financing activities; and $48.3 million provided by our operating activities.

At both March 31, 2014 and December 31, 2013, our debt-to-equity multiple was 2.9 times.  At March 31, 2014, we had borrowings under repurchase agreements of $8.606 billion with 26 counterparties, of which $6.019 billion was secured by Agency MBS, $2.155 billion was secured by Non-Agency MBS and $432.0 million was secured by U.S. Treasuries.  In addition, at such date, we had $206.0 million of borrowings under repurchase agreements that were a component of our Linked Transactions.  (See Note 5 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2013, we had borrowings under repurchase agreements of $8.339 billion with 26 counterparties and had borrowings under repurchase agreements of $102.7 million that were a component of our Linked Transactions.

At March 31, 2014, outstanding securitized debt was $292.5 million, which had a weighted average expected remaining term of 0.69 years. During the three months ended March 31, 2014, securitized debt was reduced by principal payments of $73.3 million.

During the three months ended March 31, 2014 we used $434.5 million through our investing activities.  We received cash of $438.1 million from prepayments and scheduled amortization on our MBS portfolio, of which $285.1 million was attributable to Agency MBS and $153.1 million was from Non-Agency MBS.  We purchased $606.0 million of Agency MBS and $282.1 million of Non-Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain MBS in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In addition, during the three months ended March 31, 2014 we sold certain of our Non-Agency MBS for $15.5 million, realizing gross gains of $3.6 million.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings (including underlying Linked Transactions) and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
March 31, 2014	$238,306	$29,000	$267,306	$285,544	$18,238
December 31, 2013	282,521	8,500	291,021	242,652	(48,369)
September 30, 2013	395,970	61,400	457,370	506,703	49,333
June 30, 2013	421,744	2	421,746	294,067	(127,679)
March 31, 2013	631,265	—	631,265	575,083	(56,182)

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through March 31, 2014.

During the three months ended March 31, 2014, we paid $73.3 million for cash dividends on our common stock and DERs and paid cash dividends of $3.8 million on our preferred stock. On March 10, 2014, we declared our first quarter 2014 dividend on our common stock of $0.20 per share; on April 30, 2014, we paid this dividend which totaled approximately $73.5 million, including DERs of approximately $193,000.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance-sheet arrangements.  Our Linked Transactions are comprised of MBS, associated repurchase agreements and interest receivable/payable on such accounts.  The extent to which these transactions become unlinked in the future, the underlying MBS and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheets and statements of operations, prospectively.  (See page 59 for information about our leverage multiple and Note 5 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

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

Other Matters

Commencing in the second quarter of 2014, we have organized ourselves as a holding company and conduct our real estate businesses primarily through wholly-owned subsidiaries. We conduct our real estate business so that we are not subject to regulation under the Investment Company Act by maintaining less than 40% of the value of our total assets, exclusive of U.S. Government securities and cash items (which we refer to as our adjusted total assets for Investment Company Act purposes), on an unconsolidated basis consist of “investment securities” as defined by the Investment Company Act. We refer to this test as the “40% Test”.

Certain of the subsidiaries through which we operate our business rely upon the exclusion from the definition of investment company provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires an entity to invest at least 55% of its assets in “mortgages and other liens on and interests in real estate,” which we refer to as “qualifying real estate assets,” and at least 80% of its assets in qualifying real estate assets plus “real estate-related assets.” In satisfying the 55% requirement, the entity may treat securities issued with respect to an underlying pool of mortgage loans in which it holds all of the certificates issued by the pool as qualifying real estate assets. We treat the whole pool Agency certificates in which we invest as qualifying real estate assets for purposes of the 55% requirement.

We also have formed, and may in the future form, certain other wholly-owned or majority-owned subsidiaries that rely upon the exclusion from the definition of investment company under the Investment Company Act provided by Section 3(c)(1) or 3(c)(7) of the Investment Company Act. The securities issued by any wholly-owned or majority-owned subsidiary that relies on the exclusion from the definition of investment company provided by Section 3(c)(1) or 3(c)(7), together with any other investment securities we may own, may not have a value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. We monitor our compliance with the 40% Test and the operations of our subsidiaries so that we and each of our subsidiaries may maintain compliance with an exclusion from registration as an investment company under the Investment Company Act.

On August 31, 2011, the SEC issued a “concept release” under which it announced that it is reviewing interpretive issues related to the Section 3(c)(5)(C) exclusion, including requesting comments on whether it should reconsider whether whole pool certificates may be treated as qualifying real estate assets and whether companies, such as certain of our subsidiaries, whose primary business consists of investing in whole pool certificates, are the type of entities that Congress intended to be covered by the exclusion provided by Section 3(c)(5)(C).

The potential timetable and outcome of the SEC’s review are unclear. However, if the SEC determines that whole pool certificates are not qualifying real estate assets, adopts an otherwise adverse interpretation with respect to whole pool certificates, issues different guidance regarding any of the matters bearing upon the exclusion under Section 3(c)(5)(C) or otherwise believes we do not satisfy an Investment Company Act exclusion, we would be required to significantly restructure our operations in order to maintain our investment company exclusion. Under these circumstances, our ability to use leverage and our access to more favorable methods of financing would be substantially reduced, and we would be unable to conduct our business as we currently conduct it. We may also be required to sell certain of our assets and/or limit the types of assets we acquire. Under the circumstances described above, it is likely that our net interest income would be significantly reduced, which would materially and adversely affect our business.

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
Non-Agency prices have generally trended up during the last nine quarters. As with other financial assets, this has been driven by very accommodative Federal Reserve monetary policy. It has also been driven by strong mortgage credit fundamentals with increasing home prices, declining defaults, stable severities and higher voluntary prepayment rates.
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

 At March 31, 2014, MFA’s $11.951 billion of Agency MBS and Non-Agency MBS, which includes $68.6 million of MBS underlying Linked Transactions, were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Non-Agency MBS			Total
Time to Reset	Fair Value	Average Months to Reset (1)	Average CPR (2)	Fair Value	Average Months to Reset (1)	Average CPR (2)	Fair Value	Average Months to Reset (1)	Average CPR (2)
(Dollars in Thousands)
< 2 years (3)	$2,324,385	8	14.1%	$2,967,167	5	10.7%	$5,291,552	6	12.0%
2-5 years	1,394,257	44	17.7	539,497	33	17.8	1,933,754	41	17.7
> 5 years	706,398	77	10.2	—	—	—	706,398	77	10.2
ARM-MBS Total	$4,425,040	30	14.6%	$3,506,664	9	11.8%	$7,931,704	21	13.2%
15-year fixed (4)	$2,415,993		6.6%	$12,737		21.6%	$2,428,730		6.6%
30-year fixed (4)	—		—	1,584,776		12.1	1,584,776		12.1
40-year fixed (4)	—		—	5,892		3.4	5,892		3.4
Fixed-Rate Total	$2,415,993		6.6%	$1,603,405		12.2%	$4,019,398		8.9%
MBS Total	$6,841,033		11.5%	$5,110,069		11.9%	$11,951,102		11.7%

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

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at March 31, 2014.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at March 31, 2014.

Shock Table

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments Carried at Fair Value	Estimated Change in Fair Value	Percentage Change in Net Interest Income (2)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$12,153,273	$124,081	$12,277,354	$(121,784)	0.51%	(0.98)%
+ 50 Basis Point Increase	$12,294,372	$48,405	$12,342,777	$(56,361)	0.31%	(0.45)%
Actual at March 31, 2014	$12,426,408	$(27,270)	$12,399,138	$—	—	—
- 50 Basis Point Decrease	$12,549,382	$(102,945)	$12,446,437	$47,299	(3.08)%	0.38%
-100 Basis Point Decrease	$12,663,294	$(178,620)	$12,484,674	$85,536	(9.65)%	0.69%

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

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2014.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings and securitized debt, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  At March 31, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

At March 31, 2014, the impact on portfolio value was approximated using estimated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.83 which is the weighted average of 2.54 for our Agency MBS, 1.53 for our Non-Agency MBS, (3.62) for our Swaps and zero for our cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.29), which is the weighted average of (0.53) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS and zero for our cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

Our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in AOCI, a component of stockholders’ equity, except that credit related impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our Linked Transactions are reported in earnings.  At March 31, 2014, our investment portfolio was comprised of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS are generally not credit-related, changes in the fair value of our Non-Agency MBS and Linked Transactions may reflect both market and interest rate conditions as well as credit risk.  At March 31, 2014, our Non-Agency MBS had a fair value of $5.045 billion and an amortized cost of $4.258 billion, comprised of gross unrealized gains of $789.8 million and gross unrealized losses of $2.8 million.  At March 31, 2014, our Linked Transactions included MBS with a fair value of $265.5 million, including net unrealized gains of $6.1 million, which have been reflected through earnings to date as a component of unrealized net gains and net interest income from Linked Transactions.

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

In evaluating our asset/liability management and Non-Agency MBS credit performance, we consider the credit characteristics underlying our Non-Agency MBS, including those that are a component of our Linked Transactions.  The following table presents certain information about our Non-Agency MBS portfolio and Non-Agency MBS underlying our Linked Transactions at March 31, 2014.  Information presented with respect to the weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrower’s credit score or the current use of the mortgaged property.

The information in the table below is presented as of March 31, 2014:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	106	95	111	20	50	59	441
MBS current face (3)	$1,707,100	$1,220,965	$1,350,279	$223,701	$622,680	$689,498	$5,814,223
Total purchase discounts, net (3)	$(434,434)	$(349,636)	$(242,603)	$(79,342)	$(220,052)	$(169,630)	$(1,495,697)
Purchase discount designated as Credit Reserve and OTTI (4)	$(317,670)	$(203,604)	$(125,894)	$(62,344)	$(220,143)	$(122,983)	$(1,052,638)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	18.6%	16.7%	9.3%	27.9%	35.4%	17.8%	18.1%
MBS amortized cost (3)	$1,272,665	$871,329	$1,107,676	$144,359	$402,628	$519,867	$4,318,524
MBS fair value (3)	$1,502,396	$1,059,399	$1,245,318	$182,944	$497,395	$622,617	$5,110,069
Weighted average fair value to current face	88.0%	86.8%	92.2%	81.8%	79.9%	90.3%	87.9%
Weighted average coupon (5)	4.35%	3.64%	3.27%	4.28%	4.61%	4.35%	3.98%
Weighted average loan age (months) (5)(6)	84	93	107	88	95	108	96
Weighted average current loan size (5)(6)	$538	$503	$332	$405	$272	$273	$418
Percentage amortizing (7)	37%	57%	64%	46%	57%	63%	53%
Weighted average FICO score at origination (5)(8)	732	729	727	705	703	705	723
Owner-occupied loans	90.1%	89.3%	85.5%	80.3%	85.1%	83.8%	87.2%
Rate-term refinancings	27.8%	18.8%	15.2%	20.1%	15.9%	14.0%	19.8%
Cash-out refinancings	32.7%	33.7%	25.9%	44.9%	41.9%	37.4%	33.3%
3 Month CPR (6)	13.8%	12.6%	9.7%	8.6%	10.5%	9.6%	11.9%
3 Month CRR (6)(9)	9.1%	8.5%	6.8%	5.6%	6.6%	6.5%	7.7%
3 Month CDR (6)(9)	2.8%	2.7%	2.2%	2.8%	3.8%	2.9%	2.8%
3 Month loss severity	54.4%	46.0%	45.6%	60.6%	60.5%	44.8%	51.0%
60+ days delinquent (8)	15.1%	15.1%	12.3%	22.8%	23.4%	16.4%	15.8%
Percentage of always current borrowers (Lifetime) (10)	45.9%	45.8%	52.2%	35.7%	31.8%	39.4%	44.7%
Percentage of always current borrowers (12M) (11)	71.1%	71.8%	75.2%	61.1%	60.3%	65.9%	70.0%
Weighted average credit enhancement (8)(12)	0.2%	0.8%	4.3%	0.1%	0.9%	5.9%	2.0%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

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

(3)
Excludes Non-Agency MBS issued in 2013 and 2014 in which the underlying collateral consists of re-performing loans that were originated in prior years. These Non-Agency MBS are a component of our re-performing deals and have a current face of $199.8 million, amortized cost of $199.1 million, fair value of $200.6 million and purchase discounts of $677,000 at March 31, 2014.

(4)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)	Weighted average is based on MBS current face at March 31, 2014.

(6)	Information provided is based on loans for individual groups owned by us.

(7)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(8)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(9)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(11)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

(12)
Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.  As of March 31, 2014, a total of 284 Non-Agency MBS in our portfolio representing approximately $3.527 billion or 61% of the current face amount of the portfolio had no credit enhancement.

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including Non-Agency MBS underlying our Linked Transactions, at March 31, 2014:

Property Location	Percent
Southern California	27.6%
Northern California	16.7%
Florida	7.9%
New York	5.4%
Virginia	3.9%
Maryland	3.5%

Liquidity Risk

The primary liquidity risk for us arises from financing long-maturity assets, with shorter-term borrowings primarily in the form of repurchase agreements.  We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are reported as a component to our Linked Transactions, and Swaps.  At March 31, 2014, we had a Cushion of $737.0 million available to meet potential margin calls, comprised of cash and cash equivalents of $274.7 million, unpledged Agency MBS of $434.7 million and Agency MBS with a fair value of $27.6 million pledged in excess of contractual requirements.  In addition, at March 31, 2014, we had unpledged Non-Agency MBS with a fair value of $273.9 million and Non-Agency MBS with a fair value of $290.9 million pledged in excess of contractual requirements.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2014, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2014. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part I, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  There are no material changes from the risk factors set forth in such Annual Report on Form 10-K.  However, the risks and uncertainties that the Company faces are not limited to those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business and the trading price of its securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

As previously disclosed, in August 2005, the Company’s Board authorized a Repurchase Program, to repurchase up to 4.0 million shares of the Company’s outstanding common stock.  The Board reaffirmed such authorization in May 2010.  In December 31, 2013, the Company’s Board increased the number of shares authorized for repurchase to an aggregate of 10.0 million shares. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate (including, in our discretion, through the use of one or more plans adopted under Rule 10b-5-1 promulgated under the 1934 Act), using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.

The Company engaged in no share repurchase activity during the first quarter of 2014 pursuant to the Repurchase program.  The Company did, however, withhold restricted shares (under the terms of grants under our 2010 Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and RSUs.  The following table presents information with respect to (i) such withheld restricted shares, and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month		Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
January 1-31, 2014:
Repurchase Program	(2)	—	$—	—	6,616,355
Employee Transactions	(3)	33,799	7.08	N/A	N/A
February 1-28, 2014:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	—	—	N/A	N/A
March 1-31, 2014:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	15,105	7.75	N/A	N/A
Total Repurchase Program	(2)	—	$—	—	6,616,355
Total Employee Transactions	(3)	48,904	$7.29	N/A	N/A

(1)  Includes brokerage commissions.
(2)  As of March 31, 2014, the Company had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.
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

Date: May 1, 2014	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ William S. Gorin
William S. Gorin
Chief Executive Officer

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

3.1
Amended and Restated Bylaws of MFA Financial, Inc. (the “Company”), effective January 1, 2014 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated December 18, 2013 (Commission File No. 1-13991)).

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

10.4
Consulting Services Agreement, entered into as of December 31, 2013, by the Company and Stewart Zimmerman (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated January 2, 2014, as amended by the Company’s Form 8-K/A (Amendment No. 1), dated January 2, 2014 (Commission File No. 1-13991)).

10.5
Form of Phantom Share Award Agreement (Time-Based Vesting) (Gorin and Knutson) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.6
Form of Phantom Share Award Agreement (Performance-Based Vesting) (Gorin and Knutson) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.7
Form of Phantom Share Award Agreement (Vested Award) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.8
Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.9
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