Form 10-Q
period 2014-06-30
MFA FINANCIAL, INC.
filed 2014-08-04
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

367,873,219 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 30, 2014.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)	June 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”):
Agency MBS, at fair value ($6,150,048 and $6,142,306 pledged as collateral, respectively)	$6,549,451	$6,519,221
Non-Agency MBS, at fair value ($1,743,605 and $1,778,067 pledged as collateral, respectively)	2,801,049	2,569,766
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”) (1)	2,200,288	2,282,371
Securities obtained and pledged as collateral, at fair value	446,375	383,743
Cash and cash equivalents	343,719	565,370
Restricted cash	54,430	37,520
Interest receivable	34,673	35,828
Derivative instruments:
MBS linked transactions, net (“Linked Transactions”), at fair value	106,859	28,181
Interest rate swap agreements (“Swaps”), at fair value	2,755	13,000
Goodwill	7,189	7,189
Prepaid and other assets (See Notes 2(d) and 15)	104,073	29,719
Total Assets	$12,650,861	$12,471,908

Liabilities:
Repurchase agreements	$8,384,101	$8,339,297
Securitized debt (2)	214,048	366,205
Obligation to return securities obtained as collateral, at fair value	446,375	383,743
8% Senior Notes due 2042 (“Senior Notes”)	100,000	100,000
Accrued interest payable	10,915	14,726
Swaps, at fair value	57,426	28,217
Dividends and dividend equivalents rights (“DERs”) payable	74,104	73,643
Accrued expenses and other liabilities	88,598	23,826
Total Liabilities	$9,375,567	$9,329,657

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 367,475 and 365,125 shares issued and outstanding, respectively	3,675	3,651
Additional paid-in capital, in excess of par	2,991,927	2,972,369
Accumulated deficit	(571,421)	(571,544)
Accumulated other comprehensive income	851,033	737,695
Total Stockholders’ Equity	$3,275,294	$3,142,251
Total Liabilities and Stockholders’ Equity	$12,650,861	$12,471,908

(1)	Non-Agency MBS transferred to consolidated VIEs represent assets of the consolidated VIEs that can be used only to settle the obligations of each respective VIE.

(2)
Securitized Debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that eliminate on consolidation.  The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company.  (See Notes 10 and 15 for further discussion.)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2014	2013	2014	2013
Interest Income:
Agency MBS	$37,609	$38,037	$76,938	$80,824
Non-Agency MBS	43,473	43,997	86,628	85,044
Non-Agency MBS transferred to consolidated VIEs	37,543	38,601	76,207	77,469
Cash and cash equivalent investments	17	36	43	72
Interest Income	$118,642	$120,671	$239,816	$243,409

Interest Expense:
Repurchase agreements	$36,690	$33,397	$73,419	$68,072
Securitized debt	1,871	3,075	4,056	6,551
Senior Notes	2,008	2,006	4,015	4,013
Total Interest Expense	$40,569	$38,478	$81,490	$78,636

Net Interest Income	$78,073	$82,193	$158,326	$164,773

Other Income, net:
Unrealized net gains/(losses) and net interest income from Linked Transactions	$3,776	$(295)	$7,027	$1,241
Gain on sales of MBS and U.S. Treasury securities, net	7,852	4,365	11,423	5,998
Other, net	708	55	292	110
Other Income, net	$12,336	$4,125	$18,742	$7,349

Operating and Other Expense:
Compensation and benefits	$5,901	$5,284	$12,408	$10,557
Other general and administrative expense	4,546	3,561	8,510	6,741
Excise tax and interest	1,175	2,000	1,175	2,000
Other investment related operating expenses	61	—	61	—
Operating and Other Expense	$11,683	$10,845	$22,154	$19,298

Net Income	$78,726	$75,473	$154,914	$152,824
Less Preferred Stock Dividends	3,750	4,210	7,500	6,250
Less Issuance Costs of Redeemed Preferred Stock	—	3,947	—	3,947
Net Income Available to Common Stock and Participating Securities	$74,976	$67,316	$147,414	$142,627

Earnings per Common Share - Basic and Diluted	$0.20	$0.19	$0.40	$0.39

Dividends Declared per Share of Common Stock	$0.20	$0.22	$0.40	$0.94	(1)
(1) Includes a special dividend of $0.50 per share declared on March 4, 2013.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Net income	$78,726	$75,473	$154,914	$152,824
Other Comprehensive Income/(Loss):
Unrealized gain/(loss) on Agency MBS, net	43,094	(140,480)	60,937	(167,771)
Unrealized gain/(loss) on Non-Agency MBS, net	50,136	(98,282)	101,554	48,388
Reclassification adjustment for MBS sales included in net income	(6,748)	(3,254)	(9,699)	(4,554)
Unrealized (loss)/gain on derivative hedging instruments, net	(27,634)	18,548	(39,901)	30,864
Reclassification of unrealized loss on de-designated derivative hedging instruments	—	—	447	—
Other Comprehensive Income/(Loss)	58,848	(223,468)	113,338	(93,073)
Comprehensive income/(loss) before preferred stock dividends and issuance costs of redeemed preferred stock	$137,574	$(147,995)	$268,252	$59,751
Dividends declared on preferred stock	(3,750)	(4,210)	(7,500)	(6,250)
Issuance costs of redeemed preferred stock	—	(3,947)	—	(3,947)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$133,824	$(156,152)	$260,752	$49,554

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Six Months Ended June 30, 2014
(In Thousands, Except Per Share Amounts)	Dollars	Shares
Preferred Stock, 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share:
Balance at June 30, 2014 and December 31, 2013	$80	8,000

Common Stock, Par Value $.01:
Balance at December 31, 2013	$3,651	365,125
Issuance of common stock (1)	24	2,414
Repurchase of shares of common stock (1)	—	(64)
Balance at June 30, 2014	$3,675	367,475

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2013	$2,972,369
Issuance of common stock, net of expenses (1)	16,822
Equity-based compensation expense	3,086
Accrued dividends attributable to stock-based awards	(109)
Repurchase of shares of common stock (1)	(241)
Balance at June 30, 2014	$2,991,927

Accumulated Deficit:
Balance at December 31, 2013	$(571,544)
Net income	154,914
Dividends declared on common stock	(146,907)
Dividends declared on preferred stock	(7,500)
Dividends attributable to DERs	(384)
Balance at June 30, 2014	$(571,421)

Accumulated Other Comprehensive Income:
Balance at December 31, 2013	$737,695
Change in unrealized gains on MBS, net	152,792
Change in unrealized losses on derivative hedging instruments, net	(39,454)
Balance at June 30, 2014	$851,033

Total Stockholders' Equity at June 30, 2014	$3,275,294

(1)  For the six months ended June 30, 2014, includes approximately $480,000 (64,012 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$154,914	$152,824
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS and U.S. Treasury securities	(11,423)	(5,998)
Accretion of purchase discounts on MBS and other investments	(48,433)	(28,762)
Amortization of purchase premiums on MBS	17,678	31,301
Depreciation and amortization on fixed assets and other assets	657	2,160
Equity-based compensation expense	3,086	2,186
Unrealized gains on derivative instruments	(4,094)	(466)
Decrease in interest receivable	1,144	3,142
Increase in prepaid and other assets	(15,935)	(12,088)
(Decrease)/increase in accrued expenses and other liabilities, and excise tax and interest	(1,185)	1,720
Increase/(decrease) in accrued interest payable on financial instruments	18,553	(4,773)
Net cash provided by operating activities	$114,962	$141,246

Cash Flows From Investing Activities:
Principal payments on MBS and other investments	$935,415	$1,483,476
Proceeds from sale of MBS and U.S. Treasury securities	42,029	216,079
Purchases of MBS and other investments	(955,975)	(1,251,726)
Additions to leasehold improvements, furniture and fixtures	(221)	(135)
Net cash provided by investing activities	$21,248	$447,694

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(41,172,586)	$(39,284,004)
Proceeds from borrowings under repurchase agreements	41,217,390	39,440,815
Principal payments on securitized debt	(151,296)	(203,068)
Payments made on obligation to return securities obtained as collateral	—	(300,119)
Cash disbursements on financial instruments underlying Linked Transactions	(1,139,692)	(114,903)
Cash received from financial instruments underlying Linked Transactions	1,065,107	117,554
Payments made for margin calls on repurchase agreements and Swaps	(87,700)	(3)
Proceeds from reverse margin calls on repurchase agreements and Swaps	48,400	2,000
Proceeds from issuances of common stock	16,846	40,398
Payments made for redemption of Series A Preferred Stock	—	(96,000)
Proceeds from issuance of Series B Preferred Stock	—	200,000
Payments made for preferred stock offering costs	—	(6,684)
Dividends paid on preferred stock	(7,500)	(6,250)
Dividends paid on common stock and DERs	(146,830)	(331,687)
Net cash used in financing activities	$(357,861)	$(541,951)
Net (decrease)/increase in cash and cash equivalents	$(221,651)	$46,989
Cash and cash equivalents at beginning of period	$565,370	$401,293
Cash and cash equivalents at end of period	$343,719	$448,282

Non-cash Investing and Financing Activities:
Net increase in securities obtained as collateral/obligation to return securities obtained as collateral	$50,375	$200,098
Dividends and DERs declared and unpaid	$74,104	$80,440

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

1.      Organization

MFA Financial, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders.  (See Notes 2(n) and 11)

2.      Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2014 and results of operations for all periods presented have been made.  The results of operations for the six months ended June 30, 2014 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on Agency and Non-Agency MBS (Note 3), valuation of Agency and Non-Agency MBS (Notes 3 and 14), derivative instruments (Notes 5 and 14) and income recognition on certain Non-Agency MBS purchased at a discount (Note 3).  In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (Note 2(n)).  Actual results could differ from those estimates.

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
JUNE 30, 2014

Revenue Recognition, Premium Amortization and Discount Accretion

Interest income on securities is accrued based on the outstanding principal balance and their contractual terms.  Premiums and discounts associated with Agency MBS and Non-Agency MBS assessed as high credit quality at the time of purchase are amortized into interest income over the life of such securities using the effective yield method.  Adjustments to premium amortization are made for actual prepayment activity.

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or are considered to be of less than high credit quality is recognized based on the security’s effective interest rate which is the security's internal rate of return (“IRR”).  The IRR is determined using management’s estimate of the projected cash flows for each security, which are based on the Company’s observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the IRR/interest income recognized on these securities or in the recognition of OTTIs.  (See Note 3)

Based on the projected cash flows from the Company’s Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as non-accretable purchase discount (“Credit Reserve”), which effectively mitigates the Company’s risk of loss on the mortgages collateralizing such MBS and is not expected to be accreted into interest income.  The amount designated as Credit Reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a Credit Reserve is more favorable than forecasted, a portion of the amount designated as Credit Reserve may be reallocated to accretable discount and recognized into interest income over time.  Conversely, if the performance of a security with a Credit Reserve is less favorable than forecasted, the amount designated as Credit Reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

Determination of MBS Fair Value

In determining the fair value of the Company’s MBS, management considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity.  (See Note 14)

Impairments/OTTI

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through AOCI on the consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  (See Note 3)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

 Non-Agency MBS that are assessed to be of less than high credit quality and on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios (“LTVs”), geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes.  Impairment assessment for Non-Agency MBS that were purchased at prices close to par and are considered to be of high credit quality involves comparing the present value of the remaining cash flows expected to be collected against the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the instrument’s IRR.

Balance Sheet Presentation

The Company’s MBS pledged as collateral against repurchase agreements and Swaps are included in MBS on the consolidated balance sheets with the fair value of the MBS pledged disclosed parenthetically.  Purchases and sales of securities are recorded on the trade date.  However, if on the purchase settlement date, a repurchase agreement is used to finance the purchase of an MBS with the same counterparty and such transactions are determined to be linked, then the MBS and linked repurchase borrowing will be reported on the same settlement date as Linked Transactions.  (See Notes 2(o) and 5)

(c)  Securities Obtained and Pledged as Collateral/Obligation to Return Securities Obtained as Collateral

The Company has obtained securities as collateral under collateralized financing arrangements in connection with its financing strategy for Non-Agency MBS.  Securities obtained as collateral in connection with these transactions are recorded on the Company’s consolidated balance sheets as an asset along with a liability representing the obligation to return the collateral obtained, at fair value.  While beneficial ownership of securities obtained remains with the counterparty, the Company has the right to sell the collateral obtained or to pledge it as part of a subsequent collateralized financing transaction.  (See Note 2(j) for Repurchase Agreements and Reverse Repurchase Agreements)

(d)  Residential Whole Loans

Residential whole loans included in the Company’s consolidated balance sheets are comprised of pools of fixed and adjustable rate residential mortgage loans. The Company has acquired these loans through a consolidated trust at discounted purchase prices that reflect, in part, the credit quality of the borrowers. While the majority of such loans are currently performing in accordance with their current contractual terms, for accounting purposes the loans are considered by the Company to be credit impaired at purchase as the borrowers have previously experienced payment delinquencies and the amount owed on the mortgage loan may exceed the value of the property pledged as collateral. Consequently, the Company has assessed that these loans have a higher likelihood of default than newly originated mortgage loans. The Company believes that amounts paid to acquire residential whole loans represent fair market value at the date of acquisition. Residential whole loans are initially recorded at fair value with no allowance for loan losses. Subsequent to acquisition, the recorded amount reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received and principal amounts forgiven or otherwise charged off as they are considered not recoverable. Residential whole loans are presented in Prepaid and other assets in the Company's consolidated balance sheets at carrying value, which reflects the recorded amount net of any allowance for loan losses established subsequent to acquisition.

The Company may aggregate into pools loans acquired in the same fiscal quarter that are assessed as having similar risk characteristics. For each pool established, or on an individual loans basis for loans not aggregated into pools, the Company estimates at acquisition and periodically on at least a quarterly basis, the principal and interest cash flows expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield”. This amount is accreted as interest income over the life of the loans using an effective interest rate (level yield) methodology.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

Interest income recorded each period reflects the amount of accretable yield recognized and not the coupon interest payments received on the underlying loans. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference,” includes estimates of both the impact of prepayments and expected credit losses over the life of the underlying loans.

A decrease in expected cash flows in subsequent periods may indicate impairment at the pool and/or individual loan level thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. The allowance for loan losses represents the present value of cash flows expected at acquisition that are no longer expected to be received at the relevant measurement date. An increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield. The adjustment of accretable yield due to an increase in expected cash flows is accounted for prospectively as a change in estimate and results in reclassification from nonaccretable difference to accretable yield. (See Note 15)

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at June 30, 2014 or December 31, 2013.  At June 30, 2014 and December 31, 2013, all of the Company’s cash investments were comprised of overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency.  (See Notes 7 and 14)

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps and repurchase agreements of $54.4 million at June 30, 2014 and $37.5 million held as collateral against its Swaps at December 31, 2013.  (See Notes 5, 6, 7 and 14)

(g)  Goodwill

At June 30, 2014 and December 31, 2013, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through June 30, 2014, the Company had not recognized any impairment against its goodwill.

 (h)  Depreciation

Leasehold Improvements and Other Depreciable Assets

Depreciation is computed on the straight-line method over the estimated useful life of the related assets or, in the case of leasehold improvements, over the shorter of the useful life or the lease term.  Furniture, fixtures, computers and related hardware have estimated useful lives ranging from five to eight years at the time of purchase.

(i)  Resecuritization and Senior Notes Related Costs

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

to third parties and over the stated legal maturity of the Senior Notes. The Company periodically reviews the recoverability of these deferred costs and in the event an impairment charge is required, such amount shall be included within Operating and other expense on the Company’s consolidated statement of operations.

(j)  Repurchase Agreements and Reverse Repurchase Agreements

The Company finances the acquisition of a significant portion of its MBS with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although legally structured as sale and repurchase transactions, the Company accounts for repurchase agreements as secured borrowings, with the exception of certain repurchase agreements accounted for as components of Linked Transactions.  (See Note 2(o) below.)  Under its repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, the Company is required to repay the loan including any accrued interest and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase financing with such lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  The Company also may make margin calls on counterparties when collateral values increase.

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, but may also have longer or shorter terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable or such collateral.  (See Notes 2(o), 5, 6, 7 and 14)

In addition to the repurchase agreement financing arrangements discussed above, as part of its financing strategy for Non-Agency MBS, the Company has entered into contemporaneous repurchase and reverse repurchase agreements with a single counterparty.  Under a typical reverse repurchase agreement, the Company buys securities from a borrower for cash and agrees to sell the same securities in the future for a price that is higher than the original purchase price.  The difference between the purchase price the Company originally paid and the sale price represents interest received from the borrower.  In contrast, the contemporaneous repurchase and reverse repurchase transactions effectively resulted in the Company pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral from the same counterparty in connection with the reverse repurchase agreement.  No net cash was exchanged between the Company and counterparty at the inception of the transactions.  Securities obtained and pledged as collateral are recorded as an asset on the Company’s consolidated balance sheets.  Interest income is recorded on the reverse repurchase agreement and interest expense is recorded on the repurchase agreement on an accrual basis.  Both the Company and the counterparty have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.  The Company’s liability to the counterparty in connection with this financing arrangement is recorded on the Company’s consolidated balance sheets and disclosed as “Obligation to return securities obtained as collateral.”  (See Note 2(c))

(k)  Equity-Based Compensation

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

During 2010, the Company granted certain restricted stock units (“RSUs”) that vest after either two or four years of service and provided that certain criteria are met, which are based on a formula that includes changes in the Company’s closing stock price over a two- or four-year period and dividends declared on the Company’s common stock during those periods.  From 2011 through

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

2013, the Company granted certain RSUs that vest annually over a one or three-year period, provided that certain criteria are met, which are based on a formula that includes changes in the Company’s closing stock price over the annual vesting period and dividends declared on the Company’s common stock during those periods.  During 2014, the Company made grants of RSUs certain of which generally cliff vest after a three-year period and certain of which generally cliff vest after a three-year period subject to the achievement of a market-based condition that is based on a formula tied to the Company’s achievement of average total stockholder return during the three-year period. Such criteria constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding whether the market condition will be achieved is reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determines the amount of compensation expense that is recognized.  Compensation expense is not reversed should the market condition not be achieved, while differences in actual forfeiture experience relative to estimated forfeitures will result in adjustments to the timing and amount of compensation expense recognized.

The Company has awarded DERs that may be attached to or awarded separately from other equity based awards.  Compensation expense for separately awarded DERs is based on the grant date fair value of such awards and is recognized over the vesting period.  Payments pursuant to these DERs are charged to stockholders’ equity.  Payments pursuant to DERs that are attached to equity based awards are charged to stockholders’ equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for DERs to the extent that the attached equity awards do not or are not expected to vest and grantees are not required to return payments of dividends or DERs to the Company.  (See Notes 2(l) and 13)

(l)  Earnings per Common Share (“EPS”)

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as the Company’s unvested restricted stock and RSUs that have non-forfeitable rights to dividends and DERs attached to/associated with RSUs and vested stock options to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective weighted-average shares outstanding for the period.  For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of dilutive unexercised stock options and RSUs outstanding that are unvested and have dividends that are subject to forfeiture using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  (See Note 12)

(m)  Comprehensive Income/(Loss)

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
JUNE 30, 2014

(n)  U.S. Federal Income Taxes

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

Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of June 30, 2014, December 31, 2013, or June 30, 2013. The Company expects to file its 2013 tax return prior to September 15, 2014. The Company’s tax returns for tax years 2009 through 2012 are open to examination.

(o)         Derivative Financial Instruments

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
JUNE 30, 2014

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

The Company did not have any TBA short positions at June 30, 2014 and December 31, 2013.

(p)  Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

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
JUNE 30, 2014

(q)  Variable Interest Entities and Other Consolidated Special Purpose Entities

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

Prior to the completion of its initial resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or Qualifying Special Purpose Entities (“QSPEs”) and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.  (See Note 15)

The Company also includes in its consolidated balance sheets certain financial assets and liabilities that are acquired/issued by trusts and/or other special purpose entities that have been evaluated as being required to be consolidated by the Company under the applicable accounting guidance.

(r)  Offering Costs Related to Issuance and Redemption of Preferred Stock

Offering costs related to issuance of preferred stock are recorded as a reduction in Additional paid-in capital, a component of stockholders’ equity, at the time such preferred stock is issued. On redemption of preferred stock, any excess of the fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock in the Company’s consolidated balance sheets is included in the determination of Net Income Available to Common Stock and Participating Securities in the calculation of EPS. (See Notes 11 and 12)

(s)  New Accounting Standards and Interpretations

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

The following tables present certain information about the Company’s MBS at June 30, 2014 and December 31, 2013:

June 30, 2014

	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
(In Thousands)
Agency MBS:
Fannie Mae	$5,128,686	$195,467	$(74)	$—	$5,324,079	$5,403,241	$106,337	$(27,175)	$79,162
Freddie Mac	1,094,460	42,075	—	—	1,137,853	1,133,670	11,652	(15,835)	(4,183)
Ginnie Mae	12,001	206	—	—	12,207	12,540	333	—	333
Total Agency MBS	6,235,147	237,748	(74)	—	6,474,139	6,549,451	118,322	(43,010)	75,312
Non-Agency MBS:
Expected to Recover Par (3)	313,136	524	(29,593)	—	284,067	310,586	27,653	(1,134)	26,519
Expected to Recover Less Than Par (3)(4)	5,280,238	—	(406,518)	(986,842)	3,886,878	4,690,751	804,953	(1,080)	803,873
Total Non-Agency MBS	5,593,374	524	(436,111)	(986,842)	4,170,945	5,001,337	832,606	(2,214)	830,392
Total MBS	$11,828,521	$238,272	$(436,185)	$(986,842)	$10,645,084	$11,550,788	$950,928	$(45,224)	$905,704

December 31, 2013

	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
(In Thousands)
Agency MBS:
Fannie Mae	$5,092,410	$181,710	$(87)	$—	$5,274,033	$5,315,363	$96,516	$(55,186)	$41,330
Freddie Mac	1,171,841	44,967	—	—	1,217,927	1,190,670	9,842	(37,099)	(27,257)
Ginnie Mae	12,668	218	—	—	12,886	13,188	302	—	302
Total Agency MBS	6,276,919	226,895	(87)	—	6,504,846	6,519,221	106,660	(92,285)	14,375
Non-Agency MBS:
Expected to Recover Par (3)	234,187	638	(24,450)	—	210,375	230,738	21,720	(1,357)	20,363
Expected to Recover Less Than Par (3)(4)	5,381,851	—	(435,589)	(1,043,037)	3,903,225	4,621,399	720,566	(2,392)	718,174
Total Non-Agency MBS	5,616,038	638	(460,039)	(1,043,037)	4,113,600	4,852,137	742,286	(3,749)	738,537
Total MBS	$11,892,957	$227,533	$(460,126)	$(1,043,037)	$10,618,446	$11,371,358	$848,946	$(96,034)	$752,912

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at June 30, 2014 reflect Credit Reserve of $942.7 million and OTTI of $44.1 million.  Amounts disclosed at December 31, 2013 reflect Credit Reserve of $998.5 million and OTTI of $44.5 million.

(2)	Includes principal payments receivable of $1.3 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively, which are not included in the Principal/Current Face.

(3)	Based on management’s current estimates of future principal cash flows expected to be received.

(4)	At June 30, 2014 and December 31, 2013, the Company expected to recover approximately 82% and 81%, respectively, of the then-current face amount of Non-Agency MBS.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at June 30, 2014:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(In Thousands)
Agency MBS:
Fannie Mae	$407,252	$2,013	35	$1,383,328	$25,162	147	$1,790,580	$27,175
Freddie Mac	9,980	34	2	733,159	15,801	103	743,139	15,835
Total Agency MBS	417,232	2,047	37	2,116,487	40,963	250	2,533,719	43,010
Non-Agency MBS:
Expected to Recover Par (1)	1,357	10	1	23,335	1,124	8	24,692	1,134
Expected to Recover Less Than Par (1)	17,668	118	3	29,241	962	8	46,909	1,080
Total Non-Agency MBS	19,025	128	4	52,576	2,086	16	71,601	2,214
Total MBS	$436,257	$2,175	41	$2,169,063	$43,049	266	$2,605,320	$45,224

(1) Based on management’s current estimates of future principal cash flows expected to be received.

At June 30, 2014, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded, or is limited to specified events of default, none of which has occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $43.0 million at June 30, 2014.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) that enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. In addition, the GSEs are currently profitable on a stand-alone basis with such profits being remitted to the U.S. Treasury. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2014 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $2.2 million at June 30, 2014.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather due to non-credit related factors.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.

The Company did not recognize any credit-related OTTI losses through earnings related to its MBS during the three and six months ended June 30, 2014 and 2013.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
(In Thousands)
Credit loss component of OTTI at beginning of period	$36,115	$36,115
Additions for credit related OTTI not previously recognized	—	—
Subsequent additional credit related OTTI recorded	—	—
Credit loss component of OTTI at end of period	$36,115	$36,115

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount (1)(2)	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount (1)(2)

(In Thousands)
Balance at beginning of period	$(1,041,933)	$(442,156)	$(1,312,952)	$(381,913)
Accretion of discount	—	25,766	—	16,698
Realized credit losses	23,359	—	38,375	—
Purchases	(3,018)	1,636	(49,852)	18,425
Sales	10,269	3,124	4,689	4,978
Transfers/release of credit reserve	24,481	(24,481)	54,769	(54,769)
Balance at end of period	$(986,842)	$(436,111)	$(1,264,971)	$(396,581)

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
	Discount Designated as Credit Reserve and OTTI (3)	Accretable Discount (2)(3)	Discount Designated as Credit Reserve and OTTI (3)	Accretable Discount (2)(3)

(In Thousands)
Balance at beginning of period	$(1,043,037)	$(460,039)	$(1,380,506)	$(371,626)
Accretion of discount	—	53,197	—	28,749
Realized credit losses	48,396	—	88,682	—
Purchases	(66,335)	25,042	(73,387)	29,654
Sales	13,756	6,067	10,972	5,910
Transfers/release of credit reserve	60,378	(60,378)	89,268	(89,268)
Balance at end of period	$(986,842)	$(436,111)	$(1,264,971)	$(396,581)

(1)
The Company did not reallocate any purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the three months ended June 30, 2014. The Company reallocated $116,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the three months ended June 30, 2013.

(2)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(3)
In addition, the Company reallocated $115,000 and $129,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the six months ended June 30, 2014 and 2013, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

Impact of MBS on AOCI

The following table presents the impact of the Company’s MBS on its AOCI for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
AOCI from MBS:
Unrealized gain on MBS at beginning of period	$819,222	$942,887	$752,912	$824,808
Unrealized gain/(loss) on Agency MBS, net	43,094	(140,480)	60,937	(167,771)
Unrealized gain/(loss) on Non-Agency MBS, net	50,136	(98,282)	101,554	48,388
Reclassification adjustment for MBS sales included in net income	(6,748)	(3,254)	(9,699)	(4,554)
Change in AOCI from MBS	86,482	(242,016)	152,792	$(123,937)
Balance at end of period	$905,704	$700,871	$905,704	$700,871

Sales of MBS

During the three and six months ended June 30, 2014, the Company sold certain Non-Agency MBS for $26.5 million and $42.0 million, realizing gross gains of $7.9 million and $11.4 million, respectively.  During the three and six months ended June 30, 2013, the Company sold certain Non-Agency MBS for $9.9 million and $16.0 million, realizing gross gains of $4.4 million and $6.0 million, respectively. The Company has no continuing involvement with any of the sold MBS.

 MBS Interest Income

The following table presents the components of interest income on the Company’s Agency MBS for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Coupon interest	$49,836	$54,485	$99,335	$111,989
Effective yield adjustment (1)	(12,227)	(16,448)	(22,397)	(31,165)
Agency MBS interest income	$37,609	$38,037	$76,938	$80,824

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization based on actual prepayment activity.

The following table presents components of interest income for the Company’s Non-Agency MBS (including MBS transferred to consolidated VIEs) for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Coupon interest	$55,322	$65,954	$109,752	$133,887
Effective yield adjustment (1)	25,694	16,644	53,083	28,626
Non-Agency MBS interest income	$81,016	$82,598	$162,835	$162,513

(1)  The effective yield adjustment is the difference between the net income calculated using the net yield, which is based on management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

4.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
(In Thousands)
MBS interest receivable:
Fannie Mae	$13,638	$13,760
Freddie Mac	2,872	3,110
Ginnie Mae	19	19
Non-Agency MBS	18,069	18,917
Total MBS interest receivable	34,598	35,806
Money market and other investments	75	22
Total interest receivable	$34,673	$35,828

5.      Derivative Instruments

The Company’s derivative instruments are primarily comprised of Swaps, the majority of which are designated as cash flow hedges against the interest rate risk associated with its borrowings. The Company has also entered into Linked Transactions, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at June 30, 2014 and December 31, 2013:

			June 30, 2014	June 30, 2014	December 31, 2013
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value
(In Thousands)
Linked Transactions	Non-Hedging	Assets	N/A	$106,859	$28,181
Non-cleared legacy Swaps (1)	Hedging	Assets	$450,000	$2,755	$4,925
Cleared Swaps (2)	Hedging	Assets	$—	$—	$8,075
Non-cleared legacy Swaps (1)	Hedging	Liabilities	$927,214	$(12,856)	$(24,437)
Cleared Swaps (2)	Hedging	Liabilities	$2,550,000	$(44,570)	$(3,780)

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

The following tables present certain information about the Non-Agency MBS and repurchase agreements underlying the Company’s Linked Transactions at June 30, 2014 and December 31, 2013:

Linked Transactions at June 30, 2014

Linked Repurchase Agreements			Linked MBS
	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate

Maturity or Repricing
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$183,790	1.76%	Total	$494,047	$486,220	$499,034	3.55%
>30 days to 90 days	203,739	1.54
Total	$387,529	1.64%

Linked Transactions at December 31, 2013

Linked Repurchase Agreements			Linked MBS
	Balance	Weighted Average Interest Rate	Non-Agency MBS	Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate

Maturity or Repricing
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$93,835	1.76%	Total	$130,790	$126,497	$134,430	3.96%
>30 days to 90 days	8,902	1.44
Total	$102,737	1.73%

At June 30, 2014, Linked Transactions also included approximately $481,000 of associated accrued interest receivable and $141,000 of accrued interest payable.  At December 31, 2013, Linked Transactions also included approximately $210,000 of associated accrued interest receivable and $82,000 of accrued interest payable.

The following table presents certain information about the components of the unrealized net gains/(losses) and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2014 and 2013:

Components of Unrealized Net Gains and Net Interest Income from Linked Transactions	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Interest income attributable to MBS underlying Linked Transactions	$2,925	$654	$4,966	$1,322
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(921)	(137)	(1,472)	(277)
Change in fair value of Linked Transactions included in earnings	1,772	(812)	3,533	196
Unrealized net gains/(losses) and net interest income from Linked Transactions	$3,776	$(295)	$7,027	$1,241

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

A number of the Company’s Swap contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  Such financial covenants include minimum net worth requirements and maximum debt-to-equity ratios.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swap contracts, the counterparty to such agreement may have the option to terminate all of its outstanding Swap contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swap contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through June 30, 2014.  At June 30, 2014, the aggregate fair value of assets needed to immediately settle Swap contracts that were in a liability position to the Company, if so required, was approximately $59.7 million, including accrued interest payable of approximately $2.3 million.

The following table presents the assets pledged as collateral against the Company’s Swap contracts at June 30, 2014 and December 31, 2013:

(In Thousands)	June 30, 2014	December 31, 2013
Agency MBS, at fair value	$75,061	$73,859
Restricted cash	52,630	37,520
Total assets pledged against Swaps	$127,691	$111,379

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

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering in to Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company did not recognize any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness during the three and six months ended June 30, 2014 and 2013.

At June 30, 2014, the Company had Swaps designated in hedging relationships with an aggregate notional amount of $3.927 billion, which had net unrealized losses of $54.7 million, and extended 51 months on average with a maximum term of approximately 110 months.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

The following table presents certain information with respect to the Company’s Swap activity during the three and six months ended June 30, 2014:

(Dollars in Thousands)	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
New Swaps:
Aggregate notional amount	$200,000	$400,000
Weighted average fixed-pay rate	1.96%	1.95%
Initial maturity date	5 years to 7 years	5 years to 7 years
Number of new Swaps	Two	Four
Swaps amortized/expired:
Aggregate notional amount	$476,147	$517,998
Weighted average fixed-pay rate	1.80%	1.97%

The following table presents information about the Company’s Swaps at June 30, 2014 and December 31, 2013:

	June 30, 2014			December 31, 2013
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Within 30 days	$6,978	4.07%	0.20%	$17,635	3.90%	0.21%
Over 30 days to 3 months	39,344	2.63	0.16	24,216	3.93	0.21
Over 3 months to 6 months	120,722	3.36	0.17	476,147	1.80	0.17
Over 6 months to 12 months	710,170	1.96	0.16	167,043	3.22	0.18
Over 12 months to 24 months	50,000	2.13	0.15	710,171	1.97	0.17
Over 24 months to 36 months	450,000	0.56	0.15	150,000	1.03	0.17
Over 36 months to 48 months	50,000	1.45	0.15	350,000	0.58	0.17
Over 48 months to 60 months	700,000	1.56	0.15	550,000	1.49	0.17
Over 60 months to 72 months	200,000	2.05	0.15	—	—	—
Over 72 months to 84 months	1,500,000	2.24	0.15	1,500,000	2.22	0.17
Over 84 months (3)	100,000	2.75	0.16	100,000	2.75	0.17
Total Swaps	$3,927,214	1.91%	0.15%	$4,045,212	1.91%	0.17%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.
(3) Reflects one Swap with a maturity date of July 2023.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2014	2013	2014	2013
Interest expense attributable to Swaps	$18,075	$12,027	$35,638	$24,996
Weighted average Swap rate paid	1.92%	2.12%	1.92%	2.22%
Weighted average Swap rate received	0.15%	0.20%	0.16%	0.20%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
AOCI from derivative hedging instruments:
Balance at beginning of period	$(27,037)	$(50,515)	$(15,217)	$(62,831)
Unrealized (loss)/gain on Swaps, net	(27,634)	18,548	(39,901)	30,864
Reclassification of unrealized loss on de-designated Swaps	—	—	447	—
Balance at end of period	$(54,671)	$(31,967)	$(54,671)	$(31,967)

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

6.      Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and U.S. Treasury securities (obtained as part of a reverse repurchase agreement) and cash, and bear interest that is generally LIBOR-based.  (See Note 7)  At June 30, 2014, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 28 days and an effective repricing period of 24 months, including the impact of related Swaps.  At December 31, 2013, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 25 days and an effective repricing period of 24 months, including the impact of related Swaps.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at June 30, 2014 and December 31, 2013:

(Dollars in Thousands)	June 30, 2014	December 31, 2013
Repurchase agreement borrowings secured by Agency MBS	$5,757,074	$5,750,053
Fair Value of Agency MBS pledged as collateral under repurchase agreements	$6,074,987	$6,068,447
Weighted average haircut on Agency MBS (1)	4.69%	4.89%
Repurchase agreement borrowings secured by Non-Agency MBS (2)	$2,187,998	$2,206,586
Fair Value of Non-Agency MBS pledged as collateral under repurchase agreements (2)(3)	$3,698,181	$3,663,523
Weighted average haircut on Non-Agency MBS (1)	32.50%	32.48%
Repurchase agreements secured by U.S. Treasuries	$439,029	$382,658
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$446,375	$383,743
Weighted average haircut on U.S. Treasuries (1)	1.40%	1.65%

(1)	Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount on the Company’s repurchase agreements borrowings.

(2)	Does not reflect Non-Agency MBS and repurchase agreement borrowings that are components of Linked Transactions.

(3)
Includes $1.955 billion and $1.885 billion of Non-Agency MBS acquired from consolidated VIEs at June 30, 2014, and December 31, 2013, respectively, that are eliminated from the Company’s consolidated balance sheets.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Balance (1)	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$6,993,651	0.57%	$7,064,598	0.68%
Over 30 days to 3 months	1,175,229	1.14	1,274,699	1.31
Over 3 months to 12 months	215,221	1.84	—	—
Total	$8,384,101	0.69%	$8,339,297	0.77%

(1)  At June 30, 2014 and December 31, 2013, the Company had repurchase agreements of $387.5 million and $102.7 million, respectively, that were linked to Non-Agency MBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 5)

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements at June 30, 2014 and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	June 30, 2014
Contractual Maturity	Balance (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Overnight	$—	—%
Within 30 days	6,453,126	0.47
Over 30 days to 90 days	1,184,772	1.14
Over 90 days to 12 months	746,203	1.89
Total	$8,384,101	0.69%

(1)
At June 30, 2014, the Company had repurchase agreements of $387.5 million that were linked to Non-Agency MBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 5)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

The Company had repurchase agreements with 26 counterparties at both June 30, 2014 and December 31, 2013.  The following table presents information with respect to any counterparty for repurchase agreements and/or Linked Transactions for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2014:

	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Alpine Securitization Corporation/Credit Suisse (3)	A-1/P-1/F1	$830,183	1	25.4%
Wells Fargo (4)	A+/A2/AA-	339,760	5	10.4
RBS	BBB+/Baa2/A	262,141	2	8.0
UBS (5)	A/A2/A	232,202	19	7.1

(1)	As rated at June 30, 2014 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying Linked Transactions, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and MBS underlying Linked Transactions, including accrued interest receivable on such securities.

(3)
Includes $755.3 million at risk with Alpine Securitization Corporation and $74.9 million at risk with Credit Suisse Securities (USA) LLC. Alpine Securitization Corporation is a special purpose funding vehicle that is a consolidated affiliate of Credit Suisse Group. Counterparty rating shown is the asset backed short term rating for Alpine Securitization Corporation.

(4)	Includes $200.6 million at risk with Wells Fargo Bank, NA and $139.2 million at risk with Wells Fargo Securities LLC.

(5)	Includes Non-Agency MBS pledged as collateral with contemporaneous repurchase and reverse repurchase agreements.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements and derivative hedging instruments at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$75,061	$—	$73,859	$—
Cash (1)	52,630	—	37,520	—
	127,691	—	111,379	—
Repurchase Agreement Borrowings:
Agency MBS	$6,074,987	$—	$6,068,447	$—
Non-Agency MBS (2)(3)	3,698,181	—	3,663,523	—
U.S. Treasury securities	446,375	—	383,743	—
Cash (1)	1,800	—	—	—
	10,221,343	—	10,115,713	—
Reverse Repurchase Agreements:
U.S. Treasury securities	$—	$446,375	$—	$383,743
	—	446,375	—	383,743
Total	$10,349,034	$446,375	$10,227,092	$383,743

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheets.
(2)  Includes $1.955 billion and $1.885 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at June 30, 2014 and December 31, 2013, respectively, that are eliminated from the Company’s consolidated balance sheets.
(3)  In addition, $732.6 million and $738.3 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at June 30, 2014 and December 31, 2013, respectively.

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at June 30, 2014:

	Assets Pledged Under Repurchase Agreements			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS
U.S. Treasuries	$446,375	$446,375	$—	$—	$—	$—	$446,375
Fannie Mae	$5,078,914	$5,003,625	$12,803	$6,679	$6,448	$14	$5,098,410
Freddie Mac	996,073	1,000,380	2,498	58,423	58,949	138	1,057,132
Ginnie Mae	—	—	—	9,959	9,766	13	9,972
Agency MBS	$6,074,987	$6,004,005	$15,301	$75,061	$75,163	$165	$6,165,514
Non-Agency MBS (1)(2)	$3,698,181	$2,770,398	$13,282	$—	$—	$—	$3,711,463
Total	$10,219,543	$9,220,778	$28,583	$75,061	$75,163	$165	$10,323,352

(1)  Includes $1.955 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at June 30, 2014, that are eliminated from the Company’s consolidated balance sheets.
(2) In addition, $732.6 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at June 30, 2014.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

8.      Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheets at June 30, 2014 and December 31, 2013:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
June 30, 2014
Swaps, at fair value	$2,755	$—	$2,755	$(2,755)	$—	$—
Total	$2,755	$—	$2,755	$(2,755)	$—	$—

December 31, 2013
Swaps, at fair value	$13,000	$—	$13,000	$(13,000)	$—	$—
Total	$13,000	$—	$13,000	$(13,000)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
June 30, 2014
Swaps, at fair value (2)	$57,426	$—	$57,426	$(4,796)	$(52,630)	$—
Repurchase agreements (3)	8,384,101	—	8,384,101	(8,382,301)	(1,800)	—
Total	$8,441,527	$—	$8,441,527	$(8,387,097)	$(54,430)	$—

December 31, 2013
Swaps, at fair value (2)	$28,217	$—	$28,217	$—	$(28,217)	$—
Repurchase agreements (3)	8,339,297	—	8,339,297	(8,339,297)	—	—
Total	$8,367,514	$—	$8,367,514	$(8,339,297)	$(28,217)	$—

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
(2) The fair value of securities pledged against the Company’s Swaps was $75.1 million and $73.9 million at June 30, 2014 and December 31, 2013, respectively.
(3) The fair value of securities pledged against the Company’s repurchase agreements was $10.220 billion and $10.116 billion at June 30, 2014 and December 31, 2013, respectively.

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
JUNE 30, 2014

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

(c)  MBS Purchase Commitments

At June 30, 2014, the Company had a commitment to purchase a Non-Agency MBS at an estimated purchase price of $66.0 million. This commitment is included in the Non-Agency MBS balances presented at fair value on the Company's consolidated balance sheet.

11.    Stockholders’ Equity

(a) Preferred Stock

Redemption of 8.50% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”)
On May 16, 2013 (the “Redemption Date”), the Company redeemed all 3,840,000 outstanding shares of its Series A Preferred Stock at an aggregate redemption price of approximately $97.0 million, or $25.27153 per share, including all accrued and unpaid dividends to the Redemption Date. The redemption value of the Series A Preferred Stock exceeded its carrying value by $3.9 million, which represents the original offering costs for the Series A Preferred Stock. This amount was included in the determination of net income available to common stock and participating securities from the Redemption Date through the year ended December 31, 2013.  In addition, as part of the redemption price on its Series A Preferred Stock, the Company paid a dividend of $0.27153 per share, which reflected accrued and unpaid dividends for the period from April 1, 2013, through and including the Redemption Date.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

Issuance of 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”)
On April 15, 2013, the Company amended its charter through the filing of articles supplementary to its charter to reclassify 8,050,000 shares of the Company’s authorized but unissued common stock as shares of the Company’s Series B Preferred Stock. On April 15, 2013, the Company completed the issuance of 8.0 million shares of its Series B Preferred Stock, with a par value of $0.01 per share and a liquidation preference $25.00 per share, plus accrued and unpaid dividends, in an underwritten public offering. The aggregate net proceeds to the Company from the offering of the Series B Preferred Stock were approximately $193.3 million, after deducting the underwriting discount and related offering expenses. The Company used a portion of such net proceeds to redeem all of its outstanding Series A Preferred Stock (as discussed above), and used the remaining net proceeds of the offering for general corporate purposes, including, without limitation, to acquire additional MBS consistent with its investment policy, and for working capital, which included, among other things, the repayment of its repurchase agreements.
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
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2014 through June 30, 2014:

Declaration Date	Record Date	Payment Date	Dividend Per Share
May 19, 2014	June 10, 2014	June 30, 2014	$0.46875
February 14, 2014	February 28, 2014	March 31, 2014	0.46875

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2014 through June 30, 2014:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
June 13, 2014	June 27, 2014	July 31, 2014	$0.20	(1)
March 10, 2014	March 28, 2014	April 30, 2014	0.20

(1)  At June 30, 2014, the Company had accrued dividends and DERs payable of $74.1 million related to the common stock dividend declared on June 13, 2014.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

(c)  Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On August 8, 2013, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At June 30, 2014, 9.3 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and six months ended June 30, 2014, the Company issued 1,182,346 and 2,236,131 shares of common stock through the DRSPP, raising net proceeds of approximately $9.2 million and $16.8 million, respectively.  From the inception of the DRSPP in September 2003 through June 30, 2014, the Company issued 28,275,895 shares pursuant to the DRSPP, raising net proceeds of $238.3 million.

(d)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”), to repurchase up to 4.0 million shares of its outstanding common stock under the Repurchase Program.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized for repurchase to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2014.  At June 30, 2014, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

 (e)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(In Thousands)	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI
Balance at the beginning of the period	$819,222	$(27,037)	$792,185	$752,912	$(15,217)	$737,695
OCI before reclassifications	93,230	(27,634)	65,596	162,491	(39,901)	122,590
Amounts reclassified from AOCI (1)	(6,748)	—	(6,748)	(9,699)	447	(9,252)
Net OCI during the period (2)	86,482	(27,634)	58,848	152,792	(39,454)	113,338
Balance at end of period	$905,704	$(54,671)	$851,033	$905,704	$(54,671)	$851,033

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2013:

	Three Months Ended June 30, 2013			Six Months Ended June 30, 2013
(In Thousands)	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI
Balance at the beginning of the period	$942,887	$(50,515)	$892,372	$824,808	$(62,831)	$761,977
OCI before reclassifications	(238,762)	18,548	(220,214)	(119,383)	30,864	(88,519)
Amounts reclassified from AOCI (1)	(3,254)	—	(3,254)	(4,554)	—	(4,554)
Net OCI during the period (2)	(242,016)	18,548	(223,468)	(123,937)	30,864	(93,073)
Balance at end of period	$700,871	$(31,967)	$668,904	$700,871	$(31,967)	$668,904

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statement of comprehensive income/(loss).

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
Available-for-sale MBS:
Realized gain on sale of securities	$(6,748)	$(9,699)	Gain on sales of MBS and U.S. Treasury securities, net
Swaps designated as cash flow hedges:
De-designated Swaps	$—	$447	Other, net
Total reclassifications for period	$(6,748)	$(9,252)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

At June 30, 2014 and December 31, 2013, the Company had OTTI recognized in AOCI of $605,000 and $609,000, respectively.

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2014	2013	2014	2013
Numerator:
Net income	$78,726	$75,473	$154,914	$152,824
Dividends declared on preferred stock	(3,750)	(4,210)	(7,500)	(6,250)
Dividends, DERs and undistributed earnings allocated to participating securities	(287)	(329)	(561)	(650)
Issuance costs of redeemed preferred stock (1)	—	(3,947)	—	(3,947)
Net income to common stockholders - basic and diluted	$74,689	$66,987	$146,853	$141,977

Denominator:
Weighted average common shares for basic and diluted earnings per share (2)	368,445	361,450	367,792	359,790
Basic and diluted earnings per share	$0.20	$0.19	$0.40	$0.39

(1)	Issuance costs of redeemed preferred stock represent the original offering costs related to the Series A Preferred Stock, which was redeemed on May 16, 2013. (See Note 11)

(2)
At June 30, 2014, the Company had an aggregate of 1.6 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three and six months ended June 30, 2014, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of 5,000 stock options with a weighted average exercise price of $8.40 that will expire in August, 2014, approximately 387,000 shares of restricted common stock with a weighted average grant date fair value of $7.48 and approximately 1.2 million RSUs with a weighted average grant date fair value of $6.82.  These equity instruments may have a dilutive impact on future EPS.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At June 30, 2014, approximately 9.2 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

DERs

A DER is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine at its discretion.  Payments made on the Company’s existing DERs are charged to stockholders’ equity when the common stock dividends are declared to the extent that such DERs are expected to vest.  The Company made DER payments of approximately $193,000 and $922,000 during the three months ended June 30, 2014 and 2013, and approximately $362,000 and $1.2 million during the six months ended June 30, 2014 and 2013, respectively. DER payments for the six months ended June 30, 2013 reflect the special cash dividend of $0.50 per share paid on April 10, 2013. At June 30, 2014, the Company had 1,251,233 DERs outstanding, of which 1,249,983 were awarded in connection with, or attached to, RSUs and 1,250 were attached to common stock options.  A 0% forfeiture rate was assumed with respect to DERs outstanding at June 30, 2014. The DERs were scheduled to elapse over a weighted average period of 2.1 years.

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

The Company did not grant any stock options during the six months ended June 30, 2014 and 2013.  There were no stock options exercised and no stock options cancelled during the six months ended June 30, 2014. There were 20,000 stock options exercised and no stock options cancelled during the three and six months ended June 30, 2013.  At June 30, 2014, 5,000 stock options were outstanding, all of which were vested and exercisable, with a weighted average exercise price of $8.40.  As of June 30, 2014, the aggregate intrinsic value of total Options outstanding was zero.

Restricted Stock

The Company awarded 63,060 shares of restricted common stock during the three and six months ended June 30, 2014 and awarded 16,412 and 28,743 shares of restricted common stock during the three and six months ended June 30, 2013.  At June 30, 2014 and December 31, 2013, the Company had unrecognized compensation expense of $2.5 million and $3.3 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of approximately $385,000 and $413,000 on unvested shares of restricted stock at June 30, 2014 and December 31, 2013, respectively.  The unrecognized compensation expense at June 30, 2014 is expected to be recognized over a weighted average period of 2.4 years.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

Restricted Stock Units and Associated DERs

Under the terms of the 2010 Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the 2010 Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of June 30, 2014 are designated to be settled in shares of the Company’s common stock.  The Company granted 16,860 and 627,481 RSUs during the three and six months ended June 30, 2014, respectively and granted 40,324 RSUs during the three and six months ended June 30, 2013.  In addition, an aggregate of 97,164 previously awarded RSUs were forfeited by the holders’ thereof during the six months ended June 30, 2014 in connection with the negotiation of such holders’ respective new employment agreements. All RSUs outstanding at June 30, 2014 had DERs attached or issued as separate associated instruments in connection with RSUs.  At June 30, 2014 and December 31, 2013, the Company had unrecognized compensation expense of $4.0 million and $1.6 million, respectively, related to RSUs and DERs.  The unrecognized compensation expense at June 30, 2014 is expected to be recognized over a weighted average period of 2.2 years.  A 0% forfeiture rate was assumed with respect to unvested RSUs at June 30, 2014.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014		2013
Restricted shares of common stock	$882	$591	$1,249		$1,135
RSUs	683	659	1,763	(1)	949
DERs	37	51	74		102
Total	$1,602	$1,301	$3,086		$2,186

(1) RSU expense for the six months ended June 30, 2014 includes approximately $500,000 for a one-time grant to the Company’s chief executive officer.

(b)  Employment Agreements

At June 30, 2014, the Company had employment agreements with five of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2014	2013	2014	2013
Non-employee directors	$27	$—	$63	$52
Total	$27	$—	$63	$52

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2014 and December 31, 2013 that had not been distributed and the Company’s associated liability for such deferrals at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
(In Thousands)
Non-employee directors	$236	$351	$270	$382
Total	$236	$351	$270	$382

(1)  Represents the cumulative amounts that were deferred by participants through June 30, 2014 and December 31, 2013, which had not been distributed through such date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended June 30, 2014 and 2013, the Company recognized expenses for matching contributions of $65,000 and $63,000, respectively, and $130,000 and $125,000 for the six months ended June 30, 2014 and 2013, respectively.

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

The following describes the valuation methodologies used for the Company’s financial instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

Agency MBS and Non-Agency MBS

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2014, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at June 30, 2014

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$6,549,451	$—	$6,549,451
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	5,001,337	—	5,001,337
Securities obtained and pledged as collateral	446,375	—	—	446,375
Linked Transactions	—	106,859	—	106,859
Swaps	—	2,755	—	2,755
Total assets carried at fair value	$446,375	$11,660,402	$—	$12,106,777
Liabilities:
Swaps	$—	$57,426	$—	$57,426
Obligation to return securities obtained as collateral	446,375	—	—	446,375
Total liabilities carried at fair value	$446,375	$57,426	$—	$503,801

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at fair value, at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Agency MBS	$6,549,451	$6,549,451	$6,519,221	$6,519,221
Non-Agency MBS, including MBS transferred to consolidated VIEs	5,001,337	5,001,337	4,852,137	4,852,137
Securities obtained and pledged as collateral	446,375	446,375	383,743	383,743
Cash and cash equivalents	343,719	343,719	565,370	565,370
Restricted cash	54,430	54,430	37,520	37,520
Linked Transactions	106,859	106,859	28,181	28,181
Swaps	2,755	2,755	13,000	13,000
Residential whole loans	59,746	59,746	—	—
Financial Liabilities:
Repurchase agreements	8,384,101	8,383,492	8,339,297	8,339,071
Securitized debt	214,048	214,821	366,205	366,767
Obligation to return securities obtained as collateral	446,375	446,375	383,743	383,743
Senior Notes	100,000	104,720	100,000	98,000
Swaps	57,426	57,426	28,217	28,217

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At June 30, 2014 and December 31, 2013, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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

Securitized Debt: In determining the fair value of securitized debt, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants. Accordingly, the Company's securitized debt is classified as Level 2 in the fair value hierarchy.

Senior Notes:  The fair value of Senior Notes is determined using the end of day market price quoted on the NYSE at the reporting date.  The Company’s Senior Notes are classified as Level 1 in the fair value hierarchy.

Residential Whole Loans:  The fair value of residential whole loans is estimated taking into consideration current interest rates, loan amount, payment status and property type, and forecasts of future interest rates, home prices and property values, prepayment speeds, default, loss severities, and actual purchases and sales of similar loans. The Company’s residential whole loans are classified as Level 3 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

The following table summarizes the key details of the resecuritization transactions the Company has been involved in to date:

(Dollars in Thousands)	February 2012	June 2011	February 2011	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	CSMC Series 2011-7R	CSMC Series 2011-1R	DMSI 2010-RS2
Principal value of Non-Agency MBS sold	$433,347	$1,283,422	$1,319,969	$985,228
Face amount of Bonds issued by the VIE and purchased by 3rd party investors (1)	$186,691	$474,866	$488,389	$373,577
Outstanding amount of Senior Bonds at June 30, 2014	$76,597	$5,503	$50,159	$81,789
Pass-through rate for Senior Bonds issued	2.85%	One-month LIBOR plus 125 basis points	One-month LIBOR plus 100 basis points	Weighted Average Coupon Rate
Face amount of Senior Support Certificates received by the Company (2)	$220,524	$762,810	$781,744	$487,460
Cash received	$186,691	$474,866	$488,389	$375,621
Notional amount acquired of non-rated, interest only senior certificates (1)	$186,691	$474,866	$488,389	$—
Unamortized deferred costs	$659	$38	$469	$183

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2014

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

As of June 30, 2014 and December 31, 2013, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $2.200 billion and $2.282 billion, respectively.  These assets are included in the Company’s consolidated balance sheets and disclosed as “Non-Agency MBS transferred to consolidated VIEs”.  As of June 30, 2014 and December 31, 2013, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $214.0 million and $366.2 million, respectively.  These Senior Bonds are included in the Company’s consolidated balance sheets and disclosed as “Securitized debt”.  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

Prior to the completion of the Company’s first resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.

Residential Whole Loans

Included in Prepaid and other assets in the consolidated balance sheets as of June 30, 2014 is approximately $59.7 million in residential whole loans arising from the Company's 100% equity interest in certificates issued by a trust established to acquire the loans. Based on its evaluation of its 100% interest in the trust and other factors, the Company has determined that the trust is required to be consolidated for financial reporting purposes. For the quarter ended June 30, 2014, approximately $650,000 of income was recognized from residential whole loans and is included in Other income, net on the Company's consolidated statements of operations.

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

At June 30, 2014, we had total assets of approximately $12.651 billion, of which $11.551 billion, or 91.3%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $6.549 billion of Agency MBS and $5.001 billion of Non-Agency MBS.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash, collateral obtained in connection with reverse repurchase agreements, residential whole loans acquired through an interest in a consolidated trust, derivative instruments and MBS-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply and demand for MBS in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our Non-Agency MBS and residential whole loans.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS, the behavior of which involves various risks and uncertainties.  Interest rates and conditional prepayment rates (or CPRs) (which measure the amount of unscheduled principal prepayment on a bond as a percentage of the bond balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

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

We are exposed to credit risk in our Non-Agency MBS and residential whole loans, generally meaning that we are subject to credit losses in these portfolios that correspond to the risk of delinquency, default and foreclosure on the underlying real estate collateral. We believe the discounted purchase prices paid on certain of these investments effectively mitigates our risk of loss in the event, as we expect on most, that we receive less than 100% of the par value of these securities or loans.  Our investment process for credit sensitive assets involves analysis focused primarily on quantifying and pricing credit risk.  Interest income on these investments is recorded at an effective yield, based on management’s estimate of expected cash flows from each security, which estimate is based on our observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.

As of June 30, 2014, approximately $7.770 billion, or 67.3%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $3.779 billion, or 32.7%, was in its contractual adjustable-rate period, or were floating rate MBS.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.  In addition, at June 30, 2014, we had $185.8 million, or 1.6%, of MBS with interest rates that reset monthly.

Premiums arise when we acquire MBS at a price in excess of the principal balance of the mortgages securing such MBS (i.e., par value).  Conversely, discounts arise when we acquire MBS at a price below the principal balance of the mortgages securing such MBS or acquire residential whole loans at a price below the principal balance of the mortgage.  Premiums paid on our MBS are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums on our MBS, which are primarily carried on our Agency MBS, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the IRR/interest income earned on such assets.  Generally, if prepayments on these investments are less than anticipated, we expect that the income recognized on such assets would be reduced and MBS impairments and/or loan loss reserves could result.

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Non-Agency MBS may differ significantly.  For the three months ended June 30, 2014, our Agency MBS portfolio experienced a weighted average CPR of 13.0%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a weighted average CPR of 12.1%. Over the last consecutive eight quarters, ending with June 30, 2014, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 19.7% experienced during the month ended August 31, 2013 to a low of 10.4%, experienced during the month ended March 31, 2014, with an average CPR over such quarters of 16.1%.

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

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At June 30, 2014, we had net unrealized gains of $75.3 million on our Agency MBS, comprised of gross unrealized gains of $118.3 million and gross unrealized losses of $43.0 million, and had net unrealized gains on our Non-Agency MBS of $830.4 million, comprised of gross unrealized gains of $832.6 million and gross unrealized losses of $2.2 million.  At June 30, 2014, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those MBS before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our Agency MBS and Non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings under repurchase agreements.  We have also engaged in resecuritization transactions with respect to our Non-Agency MBS, which provide access to non-recourse financing.  Even though the majority of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings and securitized debt will typically change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at June 30, 2014 were comprised of Swaps.

Our Swap derivative instruments are typically designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  Our Swaps do not extend the maturities of our repurchase agreements; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the six months ended June 30, 2014, we entered into four new Swaps with an aggregate notional amount of $400.0 million, a weighted average fixed-pay rate of 1.95% and initial maturities ranging from five to seven years, and had Swaps with an aggregate notional amount of $518.0 million and a weighted average fixed-pay rate of 1.97% amortize and/or expire.  At June 30, 2014, we had Swaps designated in hedging relationships with an aggregate notional amount of $3.927 billion with a weighted average fixed-pay rate of 1.91% and a weighted average variable interest rate received of 0.15%.

Recent Market Conditions and Our Strategy

During 2014, we have continued to invest in residential mortgage assets, including both Agency and Non-Agency MBS and through an interest in a consolidated trust, residential whole loans.  During the three months ended June 30, 2014, we purchased $14.2 million of Non-Agency MBS purchased at a weighted average purchase price of 91.1% of par value. In addition, we purchased $305.7 million of securitizations of re-performing/non-performing loans (or RPL/NPL MBS) of which $239.7 million are reported as a component of Linked Transactions and $66.0 million of which settled in July 2014 and is expected to be accounted for as Linked Transactions upon settlement. During the six months ended June 30, 2014, we acquired approximately (i) $599.3 million of Agency MBS at a weighted average purchase price of 105.9% of par value and (ii) $326.5 million of Non-Agency MBS (of which $30.2 million are reported as a component of Linked Transactions) at a weighted average purchase price of 87.5% of par value. In addition, during the six months ended June 30, 2014, we purchased $417.2 million of securitizations of RPL/NPL MBS with a weighted average purchase price of 99.9% (of which $351.2 million are reported as a component of Linked Transactions). At June 30, 2014, our combined MBS portfolio was approximately $12.045 billion (including $494.0 million MBS reported as components of Linked Transactions) compared to $11.502 billion (including $130.8 million MBS reported as components of Linked Transactions) at December 31, 2013.  During the three months ended June 30, 2014, we experienced an increase in our MBS portfolio primarily due to the addition of newly acquired assets exceeding principal payments and portfolio price appreciation.

 At June 30, 2014, $6.549 billion, or 56.7% of our MBS portfolio, was invested in Agency MBS.  During the three months ended June 30, 2014, the fair value of our Agency MBS decreased by $291.6 million. This was due to $322.4 million of principal repayments and $12.2 million of premium amortization which was partially offset by a $43.1 million increase in net unrealized gains.

At June 30, 2014, $5.001 billion, or 43.3% of our MBS portfolio, was invested in Non-Agency MBS (excluding Non-Agency MBS and RPL/NPL MBS reported as a component of Linked Transactions).  During the three months ended June 30, 2014, the fair value of our Non-Agency MBS holdings decreased by $43.8 million. The primary components of the change during the quarter in the Non-Agency balances include $172.9 million of principal reductions, and the sale of Non-Agency MBS with a fair value of $26.5 million partially offset by purchases of $80.2 million (including $66.0 million of RPL/NPL MBS that settled in July 2014 and is expected to be accounted for as Linked Transactions upon settlement) and portfolio appreciation reflecting Non-Agency MBS price changes of $75.4 million.

In addition to our holdings of Non-Agency MBS discussed in the preceding paragraph, at June 30, 2014 $494.0 million was invested in Non-Agency and RPL/NPL MBS that are reported as a component of Linked Transactions. During the three months ended June 30, 2014, the fair value of our Non-Agency and RPL/NPL MBS that are reported as a component of Linked Transactions increased by $228.5 million. The primary components of the change during the quarter in these balances include purchases of Non-Agency and RPL/NPL MBS of $239.7 million, principal reductions of $13.0 million and increases in net unrealized gains of $1.8 million.

Our book value per common share was $8.37 as of June 30, 2014. Book value increased from $8.06 as of December 31, 2013 due primarily to price appreciation within the Non-Agency and Agency MBS portfolios partially offset by higher unrealized losses on Swaps.

Due to the interest rate environment in 2013 and the first six months of 2014, yields on acquired assets were lower than in prior periods.  At the end of the second quarter of 2014, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the second quarter of 2013, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 15 basis points to 2.99% for the three months ended June 30, 2014 from 3.14% for the three months ended June 30, 2013.  However, due to lower prepayment rates, the net Agency MBS yield increased to 2.26% for the three months ended June 30, 2014, from 2.19% for the three months ended June 30, 2013.  The overall yield for our Non-Agency MBS portfolio was 7.71% for the three months ended June 30, 2014 compared to 7.15% for the three months ended June 30, 2013.  The increase in the yield on our Non-Agency MBS portfolio is primarily due to increases in accretable discount due to the impact of improving credit quality on our cash flow estimates.

We continue to believe that loss-adjusted returns on Non-Agency MBS represent attractive investment opportunities. We believe that our $986.8 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows.  Home price appreciation and underlying mortgage loan amortization have decreased the average loan-to-value ratio (or LTV) for many of the mortgages underlying our Non-Agency portfolio. Home price appreciation is generally due to a combination of limited housing supply, low mortgage rates, capital flows into own-to-rent foreclosure purchases and demographic-driven U.S. household formation. We estimate that the LTV of mortgage loans underlying our Non-Agency MBS has declined from approximately 105% as of January 2012 to approximately 80% as of June 30, 2014. In addition, we estimate that the percentage of current loans underlying our Non-Agency MBS that are underwater (with LTVs greater than 100%), has declined from approximately 52% as of January 2012 to 13% at June 30, 2014. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Additionally, current to 60-days delinquent transition rates continue to decline from their 2009 peak. Further, during 2013 and the first six months of 2014, we have also observed faster voluntary prepayment (i.e. prepayment of loans in full with no loss) speeds than originally projected. The yields on our Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Non-Agency portfolio. As a result, during the three months ended June 30, 2014 $24.5 million was transferred from Credit Reserve to accretable discount.  This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Non-Agency MBS. The remaining average contractual life of such assets is approximately 22 years, but based on scheduled loan amortization and prepayments (both voluntary and involuntary), loan balances will decline substantially over time. Consequently, we believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

During the three and six months ended June 30, 2014, we purchased, through an interest in a consolidated trust, approximately $74.0 million principal value of residential whole loans for approximately $60.1 million. At June 30, 2014, the carrying value of residential whole loans was approximately $59.7 million and for the three and six month periods ended June 30, 2014 approximately $650,000 of income was recorded in our consolidated statement of operations, representing an effective yield of 7.44%.

With $343.7 million of cash and cash equivalents and $398.1 million of unpledged Agency MBS at June 30, 2014, we believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.  During the remainder of 2014 we intend to continue to selectively acquire Agency MBS, Non-Agency MBS and residential whole loans. We believe that our Non-Agency assets will benefit going forward as the existing private label MBS universe continues to decline in size due to prepayments, defaults and limited issuance. In addition, while most Non-Agency MBS in our portfolio will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 75% of face value at June 30, 2014.

We believe the financial environment continues to be favorably impacted by accommodative U.S. monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At June 30, 2014, our debt consisted of borrowings under repurchase agreements with 26 counterparties, securitized debt, Senior Notes outstanding, payable for unsettled MBS purchases, and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 2.8 times.  (See table on page 65 under Results of Operations that presents our quarterly leverage multiples since June 30, 2013.)

Information About Our Assets

The tables below present certain information about our asset allocation at June 30, 2014:

ASSET ALLOCATION

GAAP Basis	Agency MBS		Non-Agency MBS		RPL/NPL MBS (1)		MBS Portfolio	Residential Whole Loans (2)	Cash (3)	Other, net (4)		Total
(Dollars in Thousands)
Amortized Cost	$6,474,139		$4,102,130		$68,815		$10,645,084	$59,746	$398,149	$91,831		$11,194,810
Market Value	$6,549,451		$4,932,493		$68,844		$11,550,788	$59,746	$398,149	$91,831		$12,100,514
Less Payable for Unsettled Purchases	—		—		(66,000)		(66,000)	(6,400)				(72,400)
Less Repurchase Agreements	(5,757,074)		(2,627,027)		—		(8,384,101)	—	—	—		(8,384,101)
Less Securitized Debt	—		(214,048)		—		(214,048)	—	—	—		(214,048)
Less Senior Notes	—		—		—		—	—	—	(100,000)		(100,000)
Equity Allocated	$792,377		$2,091,418		$2,844		$2,886,639	$53,346	$398,149	$(8,169)		$3,329,965
Less Swaps at Market Value	—		—		—		—	—	—	(54,671)		(54,671)
Net Equity Allocated	$792,377		$2,091,418		$2,844		$2,886,639	$53,346	$398,149	$(62,840)		$3,275,294
Debt/Net Equity Ratio (5)	7.27	x	1.36	x	23.21	x					2.81	x

Non-GAAP Adjustments	Agency MBS	Non-Agency MBS (5)	RPL/NPL MBS (5)	MBS Portfolio	Residential Whole Loans (2)	Cash (3)	Other, net (6)	Total
(Dollars in Thousands)
Amortized Cost	$—	$61,783	$424,437	$486,220	$—	$—	$(99,172)	$387,048
Market Value	$—	$67,819	$426,228	$494,047	$—	$—	$(99,172)	$394,875
Repurchase Agreements	—	388,804	(337,304)	51,500	—	—	—	51,500
Multi-year Collateralized Financing Arrangements	—	(446,375)	—	(446,375)	—	—	—	(446,375)
Equity Allocated	$—	$10,248	$88,924	$99,172	$—	$—	$(99,172)	$—
Less Swaps at Market Value	—	—	—	—	—	—	—	—
Net Equity Allocated	$—	$10,248	$88,924	$99,172	$—	$—	$(99,172)	$—

Non-GAAP Basis	Agency MBS		Non-Agency MBS (5)		RPL/NPL MBS (5)		MBS Portfolio	Residential Whole Loans (2)	Cash (3)	Other, net (7)		Total
(Dollars in Thousands)
Amortized Cost	$6,474,139		$4,163,913		$493,252		$11,131,304	$59,746	$398,149	$(7,341)		$11,581,858
Market Value	$6,549,451		$5,000,312		$495,072		$12,044,835	$59,746	$398,149	$(7,341)		$12,495,389
Less Payable for Unsettled Purchases	—		—		(66,000)		(66,000)	(6,400)	—	—		(72,400)
Less Repurchase Agreements	(5,757,074)		(2,238,223)		(337,304)		(8,332,601)	—	—	—		(8,332,601)
Less Multi-year Collateralized Financing Arrangements	—		(446,375)		—		(446,375)	—	—	—		(446,375)
Less Securitized Debt	—		(214,048)		—		(214,048)	—	—	—		(214,048)
Less Senior Notes	—		—		—		—	—	—	(100,000)		(100,000)
Equity Allocated	$792,377		$2,101,666		$91,768		$2,985,811	$53,346	$398,149	$(107,341)		$3,329,965
Less Swaps at Market Value	—		—		—		—	—	—	(54,671)		(54,671)
Net Equity Allocated	$792,377		$2,101,666		$91,768		$2,985,811	$53,346	$398,149	$(162,012)		$3,275,294
Debt/Net Equity Ratio (8)	7.27	x	1.38	x	4.39	x					2.93	x

(1)
Represents private-label MBS issued in 2013 and 2014 in which the underlying collateral consists of re-performing/non-performing loans that were originated in prior years. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)	Included in Prepaid and other assets on our consolidated balance sheets as of June 30, 2014 , resulting from our interest in a consolidated trust.

(3)	Includes cash, cash equivalents and restricted cash.

(4)
Includes securities obtained and pledged as collateral, Linked Transactions, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral, interest payable, dividends payable, excise tax and interest payable and accrued expenses and other liabilities.

(5)
For the Agency, Non-Agency and RPL/NPL MBS portfolios, represents the sum of borrowings under repurchase agreements, payable for unsettled MBS purchases and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes the obligation to return securities obtained as collateral of $446.4 million and Senior Notes. Assuming purchases of RPL/NPL MBS and residential whole loans are settled in cash, there would be no leverage for RPL/NPL MBS and Debt/Net Equity is 2.79x in total.

(6)
Includes Non-Agency and RPL/NPL MBS and repurchase agreements underlying Linked Transactions.  The purchase of a Non-Agency or RPL/NPL MBS and contemporaneous repurchase borrowing of this MBS with the same counterparty are accounted for under GAAP as a “linked transaction.”  The two components of a linked transaction (MBS and associated borrowings under a repurchase agreement) are evaluated on a combined basis and are presented net as “Linked Transactions” on our consolidated balance sheets. Amounts reported in the Non-Agency MBS column also includes the adjustment to reflect Non-Agency financing under multi-year collateralized financing arrangements of $446.4 million, while borrowings under repurchase agreements of $439.0 million for which U.S. Treasury securities are pledged as collateral is reclassified to other, net.

(7)
Includes securities obtained and pledged as collateral, interest receivable, goodwill, prepaid and other assets, borrowings under repurchase agreements of $439.0 million for which U.S. Treasury securities are pledged as collateral, interest payable, dividends payable, excise tax and interest payable and accrued expenses and other liabilities.

(8)
For the Agency, Non-Agency and RPL/NPL MBS portfolios, represents the sum of borrowings under repurchase agreements (including an aggregate of $387.5 million repurchase agreements underlying linked transactions), payable for unsettled MBS purchases, multi-year collateralized financing arrangements of $446.4 million and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes borrowings under repurchase agreements of $439.0 million for which U.S. Treasury securities are pledged as collateral and Senior Notes. Assuming purchases of RPL/NPL MBS and residential whole loans are settled in cash, Debt/Net Equity Ratio for RPL/NPL MBS is 3.68x and 2.91x in total.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of June 30, 2014 and December 31, 2013:

June 30, 2014

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	Weighted Average 3 Month CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,848,306	104.3%	103.7%	$1,916,640	26	3.03%	7.4%
HARP (4)	190,634	104.7	103.7	197,677	25	3.00	7.5
Other (Post June 2009) (5)	217,128	103.9	106.9	232,140	45	4.15	14.1
Other (Pre June 2009) (6)	1,204	104.9	107.4	1,294	61	4.50	0.5
Total 15-Year Fixed Rate	$2,257,272	104.3%	104.0%	$2,347,751	28	3.13%	8.0%

Hybrid:
Other (Post June 2009) (5)	$2,683,139	104.4%	105.2%	$2,823,148	38	3.21%	17.9%
Other (Pre June 2009) (6)	1,141,211	101.7	106.6	1,216,313	90	3.08	12.0
Total Hybrid	$3,824,350	103.6%	105.6%	$4,039,461	54	3.17%	16.2%
CMO/Other	$153,525	102.5%	104.8%	$160,921	158	2.43%	8.3%
Total Portfolio	$6,235,147	103.8%	105.0%	$6,548,133	47	3.14%	13.1%

December 31, 2013

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	Weighted Average 3 Month CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,977,798	104.3%	101.8%	$2,012,876	20	3.04%	7.2%
HARP (4)	205,895	104.7	101.8	209,597	19	3.01	6.3
Other (Post June 2009) (5)	222,691	103.7	106.1	236,253	40	4.16	17.0
Other (Pre June 2009) (6)	1,256	104.9	106.7	1,340	55	4.50	0.5
Total 15-Year Fixed Rate	$2,407,640	104.3%	102.2%	$2,460,066	22	3.14%	8.0%

Hybrid:
Other (Post June 2009) (5)	$2,502,413	104.1%	104.4%	$2,612,108	32	3.22%	17.7%
Other (Pre June 2009) (6)	1,202,227	101.4	106.0	1,274,745	84	3.28	13.2
Total Hybrid	$3,704,640	103.2%	104.9%	$3,886,853	49	3.24%	16.2%
CMO/Other	$164,639	102.5%	104.0%	$171,182	154	2.44%	8.7%
Total Portfolio	$6,276,919	103.6%	103.8%	$6,518,101	41	3.18%	12.9%

(1)  Does not include principal payments receivable of $1.3 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively.
(2)  Weighted average is based on MBS current face at June 30, 2014 and December 31, 2013, respectively.
(3)  Low loan balance represents MBS collateralized by mortgages with original loan balance of less than or equal to $175,000.
(4)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.
(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.
(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of June 30, 2014 and December 31, 2013:

June 30, 2014

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	Weighted Average 3 Month CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$1,036,279	104.0%	101.8%	$1,055,352	18	3.04%	100%	5.2%
3.0%	450,649	105.9	104.0	468,661	24	3.49	100	7.4
3.5%	13,451	103.5	106.1	14,267	44	4.16	100	17.4
4.0%	643,653	103.5	106.8	687,713	43	4.40	79	11.8
4.5%	113,240	105.2	107.5	121,758	47	4.87	32	13.8
Total 15-Year Fixed Rate	$2,257,272	104.3%	104.0%	$2,347,751	28	3.62%	90%	8.0%

December 31, 2013

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	Weighted Average 3 Month CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$1,096,097	104.0%	99.2%	$1,086,853	12	3.04%	100%	4.0%
3.0%	481,174	105.9	102.1	491,212	18	3.49	100	5.5
3.5%	15,429	103.5	104.8	16,162	38	4.16	100	24.1
4.0%	688,213	103.4	106.2	730,542	37	4.40	80	13.8
4.5%	126,727	105.2	106.8	135,297	41	4.87	32	15.8
Total 15-Year Fixed Rate	$2,407,640	104.3%	102.2%	$2,460,066	22	3.62%	91%	8.0%
(1)  Does not include principal payments receivable of $1.3 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively.
(2)  Weighted average is based on MBS current face at June 30, 2014 and December 31, 2013, respectively.
(3)  Low Loan Balance represents MBS collateralized by mortgages with original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of June 30, 2014 and December 31, 2013:

June 30, 2014

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	Weighted Average 3 Month CPR
Hybrid Post June 2009:
Agency 5/1	$1,132,585	104.2%	105.9%	$1,199,198	3.34%	45	15	21%	22.5%
Agency 7/1	1,224,374	104.5	105.0	1,285,374	3.08	34	49	20	15.5
Agency 10/1	326,180	104.8	103.8	338,576	3.25	30	89	58	10.5
Total Hybrids Post June 2009	$2,683,139	104.4%	105.2%	$2,823,148	3.21%	38	40	25%	17.9%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$864,403	101.8%	106.4%	$919,678	2.35%	94	5	56%	9.0%
Coupon >= 4.5% (6)	276,808	101.2	107.2	296,635	5.36	79	15	78	21.0
Total Hybrids Pre June 2009	$1,141,211	101.7%	106.6%	$1,216,313	3.08%	90	7	62%	12.0%
Total Hybrids	$3,824,350	103.6%	105.6%	$4,039,461	3.17%	54	30	36%	16.2%

December 31, 2013

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	Weighted Average 3 Month CPR
Hybrid Post June 2009:
Agency 5/1	$921,849	103.5%	105.5%	$972,201	3.37%	39	20	24%	23.8%
Agency 7/1	1,233,187	104.4	104.2	1,284,739	3.09	28	55	21	15.1
Agency 10/1	347,377	104.8	102.2	355,168	3.27	24	95	57	10.9
Total Hybrids Post June 2009	$2,502,413	104.1%	104.4%	$2,612,108	3.22%	32	48	27%	17.7%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$860,491	101.5%	105.9%	$910,849	2.44%	88	6	56%	8.8%
Coupon >= 4.5% (6)	341,736	101.2	106.5	363,896	5.40	73	20	77	23.5
Total Hybrids Pre June 2009	$1,202,227	101.4%	106.0%	$1,274,745	3.28%	84	10	62%	13.2%
Total Hybrids	$3,704,640	103.2%	104.9%	$3,886,853	3.24%	49	35	38%	16.2%

(1)  Does not include principal payments receivable of $1.3 million and $1.1 million at June 30, 2014 and December 31, 2013, respectively.
(2)  Weighted average is based on MBS current face at June 30, 2014 and December 31, 2013, respectively.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest only period.  Percentage is based on MBS current face at June 30, 2014 and December 31, 2013, respectively.
(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.
(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS: (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements; and (iii) on a combined basis (Non-GAAP) as of June 30, 2014 and December 31, 2013:

(In Thousands)	June 30, 2014		December 31, 2013
(i) Non-Agency MBS (GAAP - excluding Linked Transactions)
Face/Par	$5,593,374		$5,616,038
Fair Value	5,001,337		4,852,137
Amortized Cost	4,170,945		4,113,600
Purchase Discount Designated as Credit Reserve and OTTI	(986,842)	(1)	(1,043,037)	(2)
Purchase Discount Designated as Accretable	(436,111)		(460,039)
Purchase Premiums	524		638
(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par	$499,034		$134,430
Fair Value	494,047		130,790
Amortized Cost	486,220		126,497
Purchase Discount Designated as Credit Reserve	(11,094)		(4,721)
Purchase Discount Designated as Accretable	(1,720)		(3,212)
(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Face/Par	$6,092,408		$5,750,468
Fair Value	5,495,384		4,982,927
Amortized Cost	4,657,165		4,240,097
Purchase Discount Designated as Credit Reserve and OTTI	(997,936)	(3)	(1,047,758)	(4)
Purchase Discount Designated as Accretable	(437,831)		(463,251)
Purchase Premiums	524		638

(1)  Includes discount designated as Credit Reserve of $942.7 million and OTTI of $44.1 million.
(2)  Includes discount designated as Credit Reserve of $998.5 million and OTTI of $44.5 million.
(3)  Includes discount designated as Credit Reserve of $953.8 million and OTTI of $44.1 million.
(4)  Includes discount designated as Credit Reserve of $1.003 billion and OTTI of $44.5 million.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the three months ended June 30, 2014 and June 30, 2013 on both a GAAP and Non-GAAP basis:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,041,933)	$(442,156)	$(1,312,952)	$(381,913)
Accretion of discount	—	25,766	—	16,698
Realized credit losses	23,359	—	38,375	—
Purchases	(3,018)	1,636	(49,852)	18,425
Sales	10,269	3,124	4,689	4,978
Transfers/release of credit reserve	24,481	(24,481)	54,769	(54,769)
Balance at the end of period	$(986,842)	$(436,111)	$(1,264,971)	$(396,581)

Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(10,705)	$(2,177)	$(5,778)	$(2,293)
Accretion of discount	—	245	—	143
Realized credit losses	130	—	139	—
Purchases	(519)	212	—	—
Transfers/release of credit reserve	—	—	116	(116)
Balance at the end of period	$(11,094)	$(1,720)	$(5,523)	$(2,266)

Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,052,638)	$(444,333)	$(1,318,730)	$(384,206)
Accretion of discount	—	26,011	—	16,841
Realized credit losses	23,489	—	38,514	—
Purchases	(3,537)	1,848	(49,852)	18,425
Sales	10,269	3,124	4,689	4,978
Transfers/release of credit reserve	24,481	(24,481)	54,885	(54,885)
Balance at the end of period	$(997,936)	$(437,831)	$(1,270,494)	$(398,847)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the six months ended June 30, 2014 and June 30, 2013 on both a GAAP and Non-GAAP basis:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,043,037)	$(460,039)	$(1,380,506)	$(371,626)
Accretion of discount	—	53,197	—	28,749
Realized credit losses	48,396	—	88,682	—
Purchases	(66,335)	25,042	(73,387)	29,654
Sales	13,756	6,067	10,972	5,910
Transfers/release of credit reserve	60,378	(60,378)	89,268	(89,268)
Balance at the end of period	$(986,842)	$(436,111)	$(1,264,971)	$(396,581)

Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(4,721)	$(3,212)	$(6,051)	$(2,409)
Accretion of discount	—	560	—	272
Realized credit losses	250	—	399	—
Purchases	(6,738)	1,047	—	—
Transfers/release of credit reserve	115	(115)	129	(129)
Balance at the end of period	$(11,094)	$(1,720)	$(5,523)	$(2,266)

Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,047,758)	$(463,251)	$(1,386,557)	$(374,035)
Accretion of discount	—	53,757	—	29,021
Realized credit losses	48,646	—	89,081	—
Purchases	(73,073)	26,089	(73,387)	29,654
Sales	13,756	6,067	10,972	5,910
Transfers/release of credit reserve	60,493	(60,493)	89,397	(89,397)
Balance at the end of period	$(997,936)	$(437,831)	$(1,270,494)	$(398,847)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents information with respect to the yield components of our Non-Agency MBS for the three months ended June 30, 2014 and June 30, 2013:

	Three Months Ended
Non-Agency MBS	June 30, 2014	June 30, 2013
Coupon Yield (1)	5.27%	5.71%
Effective Yield Adjustment (2)	2.44	1.44
Net Yield	7.71%	7.15%

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

The information in the above tables, on pages 53-55, includes certain underlying Non-Agency MBS and the associated repurchase agreement borrowings that are disclosed both separately and/or on a combined basis with our Non-Agency MBS portfolio.  However, for GAAP financial reporting purposes, these items are required to be accounted for by us as Linked Transactions.  Consequently, the presentation of this information in the above tables constitutes Non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC.

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

In addition, in connection with our financing strategy for Non-Agency MBS, we have entered into contemporaneous repurchase agreement and reverse repurchase agreement transactions with a single counterparty.  The transactions effectively result in us pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral in connection with the reverse repurchase agreement. Both the repurchase agreement and the reverse repurchase agreement have a contractual maturity of January 2016 with no net exchange of cash at inception. The U.S. Treasury collateral obtained is pledged as collateral in a subsequent repurchase agreement transaction with a different counterparty for cash. This subsequent repurchase transaction has a term of 90 days at inception. For purposes of presentation of its repurchase agreement financing liabilities in the Non-GAAP Asset Allocation table on page 48, the obligation to return the $446 million of U.S. Treasury collateral, is separately presented as “Multi-year collateralized financing arrangements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.  In addition, the asset balance for U.S. Treasury securities obtained as collateral and the repurchase agreement liability to the second counterparty to which we pledged those U.S Treasury securities as collateral are included in the “Other, net” column as we believe net presentation is consistent with the economic substance of the transactions. However, GAAP prohibits offsetting of this asset and liability for a number of reasons, including the fact that the counterparties to these transactions are different, and there is no legal right of offset. For GAAP presentation purposes, the repurchase agreement liability against which we have pledged U.S. Treasuries is disclosed as “Repurchase Agreements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.  In addition, the asset balance for the U.S. Treasury securities obtained as collateral and the liability balance for the obligation to return this collateral are included in the “Other, net” column.  However, management considers that the Non-GAAP Asset Allocation table presented on page 48 more appropriately reflects the economic substance of the transactions.  Consequently, this presentation constitutes a Non-GAAP financial measure within the meaning of Regulation G, as promulgated by the SEC.  The Non-GAAP presentation of liabilities associated with the Company’s collateralized financing arrangements does not impact the overall calculation of Debt/Net Equity for the Company as a whole.

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at June 30, 2014 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	One to Five Years		Five to Ten Years		Over Ten Years		Total MBS (1)
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$288	3.71%	$2,614	3.02%	$5,321,177	2.32%	$5,324,079	$5,403,241	2.33%
Freddie Mac	—	—	—	—	1,137,853	2.26	1,137,853	1,133,670	2.26
Ginnie Mae	—	—	—	—	12,207	1.63	12,207	12,540	1.63
Total Agency MBS	$288	3.71%	$2,614	3.02%	$6,471,237	2.31%	$6,474,139	$6,549,451	2.31%
Non-Agency MBS	$2,816	4.24%	$11,907	6.67%	$4,156,222	7.74%	$4,170,945	$5,001,337	7.74%
Total MBS	$3,104	4.19%	$14,521	6.02%	$10,627,459	4.44%	$10,645,084	$11,550,788	4.41%

(1)  We did not have any MBS with contractual maturities of less than one year at June 30, 2014.

Exposure to Financial Counterparties

We finance the acquisition of a significant portion of our MBS with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 0% - 6% of the amount borrowed (U.S. Treasury and Agency MBS collateral) to up to 63% (Non-Agency MBS collateral). Consequently, while repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheets, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

The table below summarizes our exposure to our counterparties at June 30, 2014, by country of domicile:

Country	Number of Counterparties	Repurchase Agreement Financing		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland	3	$1,569,228		$—	$1,062,380	8.40%
United Kingdom	2	1,024,918		(6,417)	295,637	2.34
France	1	465,128		—	30,042	0.24
Holland	1	417,864		1,008	16,024	0.13
Germany	1	—		(775)	3,160	0.02
Total	8	3,477,138		(6,184)	1,407,243	11.13%
Other Countries:
United States (3)	13	$4,475,585		$(48,487)	$738,899	5.84%
Japan	4	639,515		—	41,132	0.33
Other	3	679,392		—	150,375	1.19
Total	20	5,794,492		(48,487)	930,406	7.36%
Total Counterparty Exposure	28	$9,271,630	(4)(5)	$(54,671)	$2,337,649	18.49%

(1)
Represents for each counterparty the amount of cash and/or securities pledged as collateral less the aggregate of repurchase agreement financing, Swaps at fair value, and net interest receivable/payable on all such instruments.

(2)	Includes European-based counterparties as well as U.S.-domiciled subsidiaries of the European parent entity.

(3)	Includes one counterparty that is a central clearing house for our Swaps.

(4)	Includes $500.0 million of repurchase agreements entered into in connection with contemporaneous repurchase and reverse repurchase agreements with a single counterparty.

(5)	Includes $387.5 million of repurchase agreements which are a component of our Linked Transactions.

At June 30, 2014, we did not use credit default Swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Key differences between GAAP net income and REIT Taxable Income for Non-Agency MBS

Our total Non-Agency MBS portfolio for tax differs from our portfolio reported for GAAP primarily due to the fact that for tax purposes; (i) certain of the MBS contributed to the VIEs used to facilitate resecuritization transactions were deemed to be sold;  (ii) the tax portfolio includes certain securities issued by these VIEs;  and (iii)  Non-Agency MBS underlying linked transactions are included in our tax portfolio.  In addition, for our Non-Agency MBS and residential whole loans, potential timing differences arise with respect to the accretion of market discount into income and recognition of realized losses for tax purposes as compared to GAAP.  Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

The determination of taxable income attributable to Non-Agency MBS and residential whole loans is dependent on a number of factors, including principal payments, defaults and loss severities.  In projecting taxable income for Non-Agency MBS and residential whole loans during the year, management considers estimates of the amount of discount expected to be accreted.  Such estimates require significant judgment and actual results may differ from these estimates.  Moreover, the deductibility of realized losses from Non-Agency MBS and residential whole loans and their effect on market discount accretion is analyzed on an asset-by-asset basis and while they will result in a reduction of taxable income, this reduction tends to occur gradually and primarily in periods after the realized losses are reported.

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

We estimate that for the six months ended June 30, 2014, our taxable income was approximately $133 million. Based on dividends paid or declared during the six months ended June 30, 2014, we have undistributed taxable income of approximately $39 million, or $0.11 per share. We have until the filing of our 2014 tax return (due not later than September 15, 2015) to declare the distribution of any 2014 REIT taxable income not previously distributed.

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

Results of Operations

Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013

General

For the second quarter of 2014, we had net income available to common stock and participating securities of $75.0 million, or $0.20 per basic and diluted common share, compared to net income available to common stock and participating securities of $67.3 million, or $0.19 per basic and diluted common share, for the second quarter of 2013.  The increase in net income available to our common stock and participating securities, and the increase of this item on a per share basis primarily reflects an increase in unrealized net gains and net interest income from Linked Transactions and higher gains on sales of MBS. In addition, during the second quarter of 2013 we had an increase in preferred stock dividends resulting from the issuance of the Series B Preferred Stock in 2013 and a $3.9 million write-off of issuance costs on the redemption of the Series A Preferred Stock. (See Note 11 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q). Yields on Agency MBS were higher compared to the prior year period and were impacted by lower premium amortization. Non-Agency MBS yields were also higher compared to the prior period due primarily to the impact of credit reserve releases.

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

For the second quarter of 2014, our net interest spread and margin were 2.42% and 2.80%, respectively, compared to a net interest spread and margin of 2.38% and 2.73%, respectively, for the second quarter of 2013. Although our net interest spread and margin increased, our net interest income decreased by $4.1 million, or 5.0% to $78.1 million from $82.2 million for the second quarter of 2013.  This decrease primarily reflects the impact of the lower average balance of our MBS portfolio as measured by amortized cost, increased Non-Agency MBS borrowing costs (including the impact of allocated Swap expense), partially offset by higher yielding Non-Agency MBS due to improved credit performance. The net interest spread on our Agency MBS portfolio increased to 1.13% for the second quarter of 2014 compared to 1.04% for the second quarter of 2013. The net interest spread on our Non-Agency MBS portfolio decreased to 4.60% for the second quarter of 2014 compared to 4.74% for the second quarter of 2013.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended June 30, 2014 and 2013.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended June 30,
	2014				2013
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$6,670,666		$37,609	2.26%	$6,933,936		$38,037	2.19%
Non-Agency MBS (1)	4,201,613		81,016	7.71	4,623,593		82,598	7.15
Total MBS	10,872,279		118,625	4.36	11,557,529		120,635	4.18
Cash and cash equivalents (2)	273,038		17	0.03	471,795		36	0.03
Total interest-earning assets	11,145,317		118,642	4.26	12,029,324		120,671	4.01
Total non-interest-earning assets	1,479,676				1,537,906
Total assets	$12,624,993				$13,567,230

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements (3)	$5,903,349		$16,671	1.13	$6,253,417		$17,877	1.15
Non-Agency repurchase agreements (3)	2,560,786		20,019	3.14	2,588,601		15,520	2.40
Total repurchase agreements	8,464,135		36,690	1.74	8,842,018		33,397	1.51
Securitized debt	264,806		1,871	2.83	505,409		3,075	2.44
Senior Notes	100,000		2,008	8.03	100,000		2,006	8.03
Total interest-bearing liabilities	8,828,941		40,569	1.84	9,447,427		38,478	1.63
Total non-interest-bearing liabilities	552,876				681,096
Total liabilities	9,381,817				10,128,523
Stockholders’ equity	3,243,176				3,438,707
Total liabilities and stockholders’ equity	$12,624,993				$13,567,230

Net interest income/ net interest rate spread (4)			$78,073	2.42%			$82,193	2.38%
Net interest-earning assets/ net interest margin (5)	$2,316,376			2.80%	$2,581,897			2.73%
Ratio of interest-earning assets to interest-bearing liabilities	1.26	x			1.27	x

(1)
Yields presented throughout this Quarterly Report on Form 10-Q are calculated using average amortized cost data for MBS which excludes unrealized gains and losses and includes principal payments receivable on MBS.  For GAAP reporting purposes, MBS purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.  Includes Non-Agency MBS transferred to consolidated VIEs.

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

	Three Months Ended June 30, 2014
	Compared to
	Three Months Ended June 30, 2013
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(400)	$(28)	$(428)
Non-Agency MBS	(20,286)	18,704	(1,582)
Cash and cash equivalents	(17)	(2)	(19)
Total net change in income from interest-earning assets	$(20,703)	$18,674	$(2,029)

Interest-bearing liabilities:
Agency repurchase agreements	$(965)	$(241)	$(1,206)
Non-Agency repurchase agreements	225	4,274	4,499
Securitized debt	(904)	(300)	(1,204)
Senior Notes	—	2	2
Total net change in expense of interest-bearing liabilities	$(1,644)	$3,735	$2,091
Net change in net interest income	$(19,059)	$14,939	$(4,120)

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
June 30, 2014	2.42%	2.80%
March 31, 2014	2.44	2.84
December 31, 2013	2.34	2.75
September 30, 2013	2.24	2.63
June 30, 2013	2.38	2.73

(1)  Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)  Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency and Non-Agency MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
June 30, 2014	2.26%	1.13%	1.13%	7.71%	3.11%	4.60%	4.36%	1.77%	2.59%
March 31, 2014	2.39	1.21	1.18	7.80	2.99	4.81	4.50	1.80	2.70
December 31, 2013	2.37	1.26	1.11	7.77	3.01	4.76	4.48	1.85	2.63
September 30, 2013	2.13	1.12	1.01	7.33	2.91	4.42	4.20	1.74	2.46
June 30, 2013	2.19	1.15	1.04	7.15	2.41	4.74	4.18	1.56	2.62

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency cost of funding includes 81, 85, 86 and 74 basis points and Non-Agency cost of funding includes 88, 74, 72 and 57 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively. Agency cost of funding includes 100 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarter ended June 30, 2013.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the second quarter of 2014 decreased by $428,000, or 1.1% to $37.6 million from $38.0 million for the second quarter of 2013.  This change primarily reflects a $263.3 million decrease in the average amortized cost of our Agency MBS portfolio to $6.671 billion for the second quarter of 2014 from $6.934 billion for the second quarter of 2013 partially offset by an increase in the net yield on our Agency MBS to 2.26% for the second quarter of 2014 from 2.19% for the second quarter of 2013. At the end of the second quarter of 2014, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the second quarter of 2013, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 15 basis points to 2.99% for the second quarter of 2014 from 3.14% for the second quarter of 2013.  During the second quarter of 2014, our Agency MBS portfolio experienced an 13.0% CPR and we recognized $12.2 million of net premium amortization compared to a CPR of 20.2% and $16.4 million of net premium amortization for the second quarter of 2013. At June 30, 2014, we had net purchase premiums on our Agency MBS of $237.7 million, or 3.8% of current par value, compared to net purchase premiums of $226.8 million and 3.6% of par value at December 31, 2013.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) decreased $1.6 million, or 1.9%, for the second quarter of 2014 to $81.0 million compared to $82.6 million for the second quarter of 2013, primarily due to the decrease in the amortized cost of our Non-Agency MBS portfolio, partially offset by the increase in the net yield on our Non-Agency MBS portfolio. Our Non-Agency MBS portfolio yielded 7.71% for the second quarter of 2014 compared to 7.15% for the second quarter of 2013. For the second quarter of 2014, the average amortized cost of our Non-Agency MBS decreased by $422.0 million or 9.1%, to $4.202 billion from $4.624 billion for the second quarter of 2013.  The increase in the yield on our Non-Agency MBS is primarily due to increases in accretable discount partially offset by changes in the forward yield curve.  During the second quarter of 2014, we recognized net purchase discount accretion of $25.7 million on our Non-Agency MBS, compared to $16.6 million for the second quarter of 2013.  At June 30, 2014, we had net purchase discounts of $1.422 billion, including Credit Reserve and previously recognized OTTI of $986.8 million, on our Non-Agency MBS, or 25.4% of par value.  During the second quarter of 2014 we reallocated $24.5 million of purchased discount designated as Credit Reserve to accretable purchase discount.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR
Quarter Ended
June 30, 2014	2.99%	2.26%	13.05%	5.27%	7.71%	12.05%	3.87%	4.36%	12.58%
March 31, 2014	3.01	2.39	11.54	5.19	7.80	11.90	3.86	4.50	11.71
December 31, 2013	3.04	2.37	12.87	5.40	7.77	14.16	3.96	4.48	13.42
September 30, 2013	3.07	2.13	19.25	5.59	7.33	18.15	4.07	4.20	18.77
June 30, 2013	3.14	2.19	20.19	5.71	7.15	16.37	4.17	4.18	18.53

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

Interest Expense

Our interest expense for the second quarter of 2014 increased by $2.1 million, or 5.4% to $40.6 million, from $38.5 million for the second quarter of 2013.  This increase primarily reflects higher effective funding costs associated with Non-Agency MBS, including allocated Swap financing costs. In addition, the average balance of Non-Agency MBS financing increased, which was partially offset by a decrease in our average borrowings to finance Agency MBS, the lower effective interest rate paid on borrowings to finance Agency MBS and a decrease in the average balance of securitized debt.

At June 30, 2014, we had repurchase agreement borrowings of $8.384 billion of which $3.927 billion was hedged with Swaps, and securitized debt of $214.0 million.  At June 30, 2014, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 1.91% and extended 51 months on average with a maximum remaining term of approximately 110 months.

The following table presents information about our securitized debt at June 30, 2014:

	At June 30, 2014
Benchmark Interest Rate	Securitized Debt	Interest Rate
(Dollars in Thousands)
30 Day LIBOR + 100 basis points	$50,159	1.16%
30 Day LIBOR + 125 basis points	5,503	1.41
Fixed Rate	76,597	2.85
Weighted Average Coupon Rate	81,789	3.89
Total	$214,048	2.81%

The effective interest rate paid on our borrowings increased to 1.84% for the quarter ended June 30, 2014 from 1.63% for the quarter ended June 30, 2013.  This increase reflects additional higher cost financing (including the allocation of Swap expense) associated with our Non-Agency MBS portfolio partially offset by the lower average balance of Agency repurchase agreements and securitized debt.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $18.1 million or 83 basis points, for the second quarter of 2014, compared to interest expense of $12.0 million, or 51 basis points, for the second quarter of 2013.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  The weighted average fixed-pay rate on our Swaps designated as hedges decreased to 1.92% for the quarter ended June 30, 2014 from 2.12% for the quarter ended June 30, 2013.  The weighted average variable interest rate received on our Swaps designated as hedges decreased to 0.15% for the quarter ended June 30, 2014 from 0.20% for the quarter ended June 30, 2013.  During the quarter ended June 30, 2014, we entered into two new Swaps with an aggregate notional amount of $200.0 million, a weighted average fixed-pay rate of 1.96% with initial maturities ranging from five to seven years, and had Swaps with an aggregate notional amount of $476.1 million and a weighted average fixed-pay rate of 1.80% amortize and/or expire.

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

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

At the Period Ended	GAAP Leverage Multiple (1)	Non-GAAP Leverage Multiple (2)
June 30, 2014	2.8	2.9
March 31, 2014	2.9	3.0
December 31, 2013	2.9	3.0
September 30, 2013	3.0	3.1
June 30, 2013	3.1	3.1

(1)
Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity.

(2)
The Non-GAAP Leverage Multiple reflects the sum of our borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, obligations to return securities obtained as collateral, Senior Notes and borrowings that are reported on our consolidated balance sheets as a component of Linked Transactions of $387.5 million, $206.0 million, $102.7 million, $82.4 million and $33.2 million at June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013 and June 30, 2013, respectively.  We present a Non-GAAP leverage multiple since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple.  (See Note 5 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

OTTI

During the second quarters of 2014 and 2013, we did not recognize any OTTI charges through earnings against our Non-Agency MBS. At June 30, 2014, we had 287 Agency MBS with a gross unrealized loss of $43.0 million and 20 Non-Agency MBS with a gross unrealized loss of $2.2 million.  Impairments on Agency MBS in an unrealized loss position at June 30, 2014 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in the Company’s analysis of expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.

Other Income, net

For the second quarter of 2014, other income, net increased by $8.2 million to $12.3 million from $4.1 million for the second quarter of 2013.  Other income, net for the second quarter of 2014 primarily reflects $7.9 million of net gains realized on the sale of certain Non-Agency MBS, unrealized net gains and net interest income of $3.8 million on our Linked Transactions, and approximately $650,000 in income from an investment in residential whole loans through our interest in a consolidated trust. During the three months ended June 30, 2014, we sold Non-Agency MBS for $26.5 million, realizing gross gains of $7.9 million. During the three months ended June 30, 2013, we sold certain Non-Agency MBS for $9.9 million, realizing gross gains of $4.4 million. The unrealized net gains and net interest income from Linked Transactions of $3.8 million for the three months ended June 30, 2014 included interest income of $2.9 million on the underlying Non-Agency MBS, interest expense of $921,000 on the borrowings under repurchase agreements and an increase of $1.8 million in the fair value of the underlying securities.  The unrealized net loss and net interest income on Linked Transactions of $295,000 for the three months ended June 30, 2013 included interest income of $654,000 on the underlying Non-Agency MBS, interest expense of $137,000 on borrowings under repurchase agreements and a decline of $812,000 in the fair value of the underlying securities.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions.

Operating and Other Expense

For the second quarter of 2014, we had compensation and benefits and other general and administrative expense of $10.4 million, or 1.30% of average equity, compared to $8.8 million, or 1.03% of average equity, for the second quarter of 2013.  The $617,000 increase in our compensation and benefits expense to $5.9 million for the second quarter of 2014, compared to $5.3 million for the second quarter of 2013, primarily reflects increases in equity-based compensation expense, and salary and bonus expense, partially offset by lower payroll taxes and medical expenses. Our other general and administrative expenses increased by $985,000 to $4.5 million for the quarter ended June 30, 2014 compared to $3.6 million for the quarter ended June 30, 2013.  The increase was primarily due to higher business development expenses in support of our residential asset investment strategy.

During the second quarter of 2014, an interest accrual of $1.2 million was recorded, reflecting an additional accrual of interest with respect to prior years undistributed taxable income. During the second quarter of 2013, an excise tax and interest accrual of $2.0 million was recorded, reflecting an updated estimate of excise tax payable in respect of undistributed REIT taxable income for the 2012 tax year and additional accrual of interest with respect to prior years undistributed taxable income.
Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)		Book Value per Share of Common Stock (5)
June 30, 2014	2.38%	9.25%	25.69%	1.00%		$8.37
March 31, 2014	2.30	9.10	25.27	1.00		8.20
December 31, 2013	2.37	9.55	24.80	0.98		8.06
September 30, 2013	2.10	8.71	24.12	1.18	(6)	7.85
June 30, 2013	2.10	8.29	25.35	1.16		8.19

(1)	Reflects annualized net income divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

(6)	Excludes the special common stock dividend declared on August 1, 2013.

Six Month Period Ended June 30, 2014 Compared to the Six Month Period Ended June 30, 2013

General

For the six months ended June 30, 2014, we had net income available to common stock and participating securities of $147.4 million, or $0.40 per basic and diluted common share, compared to net income available to common stock and participating securities of $142.6 million, or $0.39 per basic and diluted common share, for the six months ended June 30, 2013. The increase in net income available to our common stock and participating securities, and the increase of this item on a per share basis reflects an increase in unrealized net gains and net interest income from Linked Transactions and higher gains on sales of MBS. In addition, during the first six months of 2013, we had a $3.9 million write-off of issuance costs on the redemption of the Series A Preferred Stock. (See Note 11 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q). Yields on Agency MBS were marginally higher compared to the prior year period and were impacted by lower premium amortization. Non-Agency MBS yields were also higher compared to the prior period due primarily to the impact of credit reserve releases.

Net Interest Income

For the first six months of 2014, our net interest spread and margin were 2.43% and 2.82%, respectively, compared to a net interest spread and margin of 2.35% and 2.71%, respectively, for the first six months of 2013. Although our net interest spread and margin increased, our net interest income decreased by $6.4 million, or 3.9% to $158.3 million from $164.8 million for the first six months of 2013.  This decrease primarily reflects the impact of the lower average balance of our MBS portfolio as measured by amortized cost, increased Non-Agency MBS borrowing costs (including the impact of allocated Swap expense), partially offset by higher yielding Non-Agency MBS due to improved credit performance. The net interest spread on our Agency MBS portfolio increased to 1.15% for the first six months of 2014 compared to 1.12% for the first six months of 2013. The net interest spread on our Non-Agency MBS portfolio increased to 4.70% for the first six months of 2014 compared to 4.54% for the first six months of 2013.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the six months ended June 30, 2014 and 2013.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Six Months Ended June 30,
	2014				2013
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$6,626,669		$76,938	2.32%	$7,000,760		$80,824	2.31%
Non-Agency MBS (1)	4,199,979		162,835	7.75	4,662,487		162,513	6.97
Total MBS	10,826,648		239,773	4.43	11,663,247		243,337	4.17
Cash and cash equivalents (2)	357,613		43	0.02	454,107		72	0.03
Total interest-earning assets	11,184,261		239,816	4.29	12,117,354		243,409	4.02
Total non-interest-earning assets	1,433,855				1,521,156
Total assets	$12,618,116				$13,638,510

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements (3)	$5,863,627		$33,999	1.17	$6,333,137		$37,517	1.19
Non-Agency repurchase agreements (3)	2,574,607		39,420	3.09	2,524,710		30,555	2.44
Total repurchase agreements	8,438,234		73,419	1.75	8,857,847		68,072	1.55
Securitized debt	300,650		4,056	2.72	555,854		6,551	2.38
Senior Notes	100,000		4,015	8.10	100,000		4,013	8.09
Total interest-bearing liabilities	8,838,884		81,490	1.86	9,513,701		78,636	1.67
Total non-interest-bearing liabilities	565,577				716,570
Total liabilities	9,404,461				10,230,271
Stockholders’ equity	3,213,655				3,408,239
Total liabilities and stockholders’ equity	$12,618,116				$13,638,510

Net interest income/ net interest rate spread (4)			$158,326	2.43%			$164,773	2.35%
Net interest-earning assets/ net interest margin (5)	$2,345,377			2.82%	$2,603,653			2.71%
Ratio of interest-earning assets to interest-bearing liabilities	1.27	x			1.27	x

(1)
Yields presented throughout this Quarterly Report on Form 10-Q are calculated using average amortized cost data for MBS which excludes unrealized gains and losses and includes principal payments receivable on MBS.  For GAAP reporting purposes, MBS purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.  Includes Non-Agency MBS transferred to consolidated VIEs.

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

	Six Months Ended June 30, 2014
	Compared to
	Six Months Ended June 30, 2013
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(4,310)	$424	$(3,886)
Non-Agency MBS	(16,980)	17,302	322
Cash and cash equivalents	(12)	(17)	(29)
Total net change in income from interest-earning assets	$(21,302)	$17,709	$(3,593)

Interest-bearing liabilities:
Agency repurchase agreements	$(2,868)	$(650)	$(3,518)
Non-Agency repurchase agreements	614	8,251	8,865
Securitized debt	(3,333)	838	(2,495)
Senior Notes	—	2	2
Total net change in expense of interest-bearing liabilities	$(5,587)	$8,441	$2,854
Net change in net interest income	$(15,715)	$9,268	$(6,447)

The following table presents the components of the net interest spread earned on our Agency and Non-Agency MBS for the periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
Six Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
June 30, 2014	2.32%	1.17%	1.15%	7.75%	3.05%	4.70%	4.43%	1.79%	2.64%
June 30, 2013	2.31	1.19	1.12	6.97	2.43	4.54	4.17	1.60	2.57

(1) Reflects annualized interest income on MBS divided by average amortized cost of MBS.
(2) Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency cost of funding includes 83 basis points and Non-Agency cost of funding includes 81 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the six months ended June 30, 2014. Agency cost of funding includes 77 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the six months ended June 30, 2013.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the first six months of 2014 decreased by $3.9 million, or 4.8% to $76.9 million from $80.8 million for the first six months of 2013.  This change primarily reflects a $374.1 million decrease in the average amortized cost of our Agency MBS portfolio to $6.627 billion for the first six months of 2014 from $7.001 billion for the first six months of 2013, partially offset by a slight increase in the  net yield on our Agency MBS to 2.32% for the first six months of 2014 from 2.31% for the first six months of 2013.  At the end of the second quarter of 2014, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the second quarter of 2013, due to acquisition of assets in the marketplace at generally lower coupons reflecting current market conditions and as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 20 basis points to 3.00% for the first six months of 2014 from 3.20% for the first six months of 2013.  During the first six months of 2014, our Agency MBS portfolio experienced a 12.3% CPR and we recognized $22.4 million of net premium amortization compared to a CPR of 19.6% and $31.2 million of net premium amortization for the first six months of 2013.  At June 30, 2014, we had net purchase premiums on our Agency MBS of $237.7 million, or 3.8% of current par value, compared to net purchase premiums of $226.8 million and 3.6% of par value at December 31, 2013.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased by $322,000, or 0.2%, for the first six months of 2014 to $162.8 million compared to $162.5 million for the first six months of 2013, principally due to the increase in the yield of our Non-Agency MBS portfolio, partially offset by a decrease in the amortized cost of the portfolio.  Our Non-Agency MBS portfolio yielded 7.75% for the first six months of 2014 compared to 6.97% for the first six months of 2013.  For the first six months of 2014, the average amortized cost of our Non-Agency MBS decreased by $462.5 million or 9.9%, to $4.200 billion from $4.662 billion for the first six months of 2013.  The increase in the yield on our Non-Agency MBS is primarily due to increases in accretable discount partially offset by changes in the forward yield curve.   During the first six months of 2014, we recognized net purchase discount accretion of $53.1 million on our Non-Agency MBS, compared to $28.6 million for the first six months of 2013.  At June 30, 2014, we had net purchase discounts of $1.422 billion, including Credit Reserve and previously recognized OTTI of $986.8 million, on our Non-Agency MBS, or 25.4% of par value.  During the first six months of 2014 we reallocated $60.4 million of purchased discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yields and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
			Weighted			Weighted			Weighted
	Coupon	Net	Average	Coupon	Net	Average	Coupon	Net	Average
Six Months Ended	Yield (1)	Yield (2)	CPR	Yield (1)	Yield (2)	CPR	Yield (1)	Yield (2)	CPR
June 30, 2014	3.00%	2.32%	12.30%	5.23%	7.75%	11.98%	3.86%	4.43%	12.15%
June 30, 2013	3.20	2.31	19.63	5.74	6.97	15.71	4.22	4.17	17.93

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

Interest Expense

Our interest expense for the first six months of 2014 increased by $2.9 million, or 3.6% to $81.5 million, from $78.6 million for the first six months of 2013.  This increase primarily reflects higher effective funding costs associated with Non-Agency MBS, including allocated Swap financing costs. In addition, the average balance of Non-Agency MBS financing increased, which was partially offset by a decrease in our average borrowings to finance Agency MBS and a decrease in the average balance of securitized debt.

At June 30, 2014, we had repurchase agreement borrowings of $8.384 billion of which $3.927 billion was hedged with Swaps, and securitized debt of $214.0 million.  At June 30, 2014, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 1.91% and extended 51 months on average with a maximum remaining term of approximately 110 months.

The effective interest rate paid on our borrowings increased to 1.86% for the six months ended June 30, 2014 from 1.67% for the six months ended June 30, 2013.  This increase reflects additional higher cost financing (including the allocation of Swap expense) associated with our Non-Agency MBS portfolio partially offset by the lower average balance of Agency repurchase agreements and securitized debt. Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $35.6 million, or 82 basis points, for the six months ended June 30, 2014, compared to interest expense of $25.0 million, or 53 basis points, for the first six months of 2013.  Certain of our Swaps have fixed interest rates that are significantly higher than current market interest rates.  The weighted average fixed-pay rate on our Swaps designated as hedges decreased to 1.92% for the first six months of 2014 from 2.22% for the first six months of 2013.  The weighted average variable interest rate received on our Swaps designated as hedges decreased to 0.16% for the first six months of 2014 from 0.20% for the first six months of 2013.  During the first six months ended June 30, 2014, we entered into four new Swaps with an aggregate notional amount of $400.0 million, a weighted average fixed-pay rate of 1.95% with initial maturities ranging from five to seven years, and had Swaps with an aggregate notional amount of $518.0 million and a weighted average fixed-pay rate of 1.97% amortize and/or expire.

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

Other Income, net

For the first six months of 2014, other income, net increased by $11.4 million or 155.0%, to $18.7 million, from $7.3 million for the first six months of 2013.  Other income, net for the first six months of 2014 primarily reflects $11.4 million of net gains realized on the sale of certain Non-Agency MBS, unrealized net gains and net interest income of $7.0 million on our Linked Transactions, and approximately $650,000 in income from an investment in residential whole loans through our interest in a consolidated trust.  During the six months ended June 30, 2014, we sold Non-Agency MBS for $42.0 million, realizing gross gains of $11.4 million.  During the six months ended June 30, 2013, we sold Non-Agency MBS for $16.0 million, realizing gross gains of $6.0 million and sold U.S. Treasury securities for $200.1 million, realizing gross losses of approximately $27,000.  The unrealized net gains and net interest income on Linked Transactions of $7.0 million for the six months ended June 30, 2014 included interest income of $5.0 million on the underlying Non-Agency MBS, interest expense of $1.5 million on the borrowings under repurchase agreements and an increase of $3.5 million in the fair value of the underlying securities.  The unrealized net gains and net interest income on Linked Transactions of $1.2 million for the six months ended June 30, 2013 included interest income of $1.3 million on the underlying Non-Agency MBS, interest expense of $277,000 on borrowings under repurchase agreements and an increase of $196,000 in the fair value of the underlying securities.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions.

Operating and Other Expense

During the first six months of 2014, we had compensation and benefits and other general and administrative expense of $20.9 million, or 1.31% of average equity, compared to $17.3 million, or 1.02% of average equity, for the first six months of 2013.  The $1.9 million increase in our compensation and benefits expense to $12.4 million for the first six months ended June 30, 2014, compared to $10.6 million for the first six months ended June 30, 2013, primarily reflects increases in equity-based compensation expense, salary and bonus expense, and payroll taxes. Our other general and administrative expenses increased by $1.8 million to $8.5 million for the first six months of 2014 compared to $6.7 million for the first six months of 2013.  The increase was primarily due to higher business development expenses in support of our residential asset investment strategy.

During the first six months of 2014, an interest accrual of $1.2 million was recorded, reflecting an additional accrual of interest with respect to prior years undistributed taxable income. During the first six months of 2013, an excise tax and interest accrual of $2.0 million was recorded, reflecting an updated estimate of excise tax payable in respect of undistributed REIT taxable income for the 2012 tax year and additional accrual of interest with respect to prior years undistributed taxable income.

 Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Six Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)		Book Value per Share of Common Stock (5)
June 30, 2014	2.34%	9.18%	25.47%	1.00%		$8.37
June 30, 2013	2.09	8.37	24.99	1.13	(6)	8.19

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

Recent Accounting Standards to be Adopted in Future Periods

Transfers and Servicing

In June 2014, the Financial Accounting Standards Board (or FASB) issued Accounting Standards Update (or ASU) 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, (or ASU 2014-11). The amendments of ASU 2014-11 require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. In addition, the amendments in ASU 2014-11 require disclosures for certain transactions comprising (1) a transfer of a financial asset accounted for as a sale and (2) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred asset throughout the term of the transaction. ASU 2014-11 also requires disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings.

The accounting changes in ASU 2014-11 are effective for public business entities for the first interim or annual period beginning after December 15, 2014 and early application for a public business entity is prohibited. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For public business entities, the disclosure of certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014 and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The Company is currently evaluating the impact of its adoption of this new standard.

Proposed Accounting Standards

The FASB has recently issued or discussed a number of proposed standards on such topics as measurement of credit impairment, financial instrument measurement and classification, leases, hedging, disclosures about liquidity risk and interest rate risk, and disclosures of uncertainties about an Entity’s going concern presumption.  Some of the proposed changes are potentially significant and could have a material impact on the Company’s reporting.  The Company has not yet fully evaluated the potential impact of these proposals but will make such an evaluation as the standards are finalized.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional MBS and residential whole loans, consistent with our investment policy, and for working capital which may include, among other things, the repayment of our repurchase agreements.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at June 30, 2014, we had 9.3 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the six months ended June 30, 2014, we issued 2,236,131 shares of common stock through our DRSPP, raising net proceeds of approximately $16.8 million.

On April 15, 2013, we completed the issuance of 8.0 million shares of our Series B Preferred Stock, with a par value of $0.01 per share and a liquidation preference of $25.00 per share, plus accrued and unpaid dividends, in an underwritten public offering. The aggregate net proceeds to us from the offering of the Series B Preferred Stock were approximately $193.3 million, after deducting the underwriting discount and related offering expenses. We used a portion of the net proceeds to redeem all of our outstanding Series A Preferred Stock (as discussed below), and used the remaining net proceeds of the offering for general corporate purposes, including, without limitation, to acquire additional MBS consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our repurchase agreements.

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at June 30, 2014 and December 31, 2013:

At June 30, 2014	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.69%	3.00%	6.00%
Non-Agency MBS	32.50	10.00	63.00
U.S. Treasury securities	1.40	0.00	2.00

At December 31, 2013	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.89%	3.00%	6.00%
Non-Agency MBS	32.48	10.00	63.00
U.S. Treasury securities	1.65	1.00	2.00

The weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have not significantly changed since December 31, 2013.

During the first six months of 2014, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at generally attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS (which we expect will continue to comprise the majority of our assets) on more favorable terms than financing for Non-Agency MBS.

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

At June 30, 2014, we had a total of $10.295 billion of MBS and U.S. Treasury securities and $54.4 million of restricted cash pledged against our repurchase agreements and Swaps.  At June 30, 2014, we had a Cushion of $789.3 million available to meet potential margin calls, comprised of cash and cash equivalents of $343.7 million, unpledged Agency MBS of $398.1 million, and excess Agency MBS collateral of $47.5 million.  In addition, at June 30, 2014, we had unpledged Non-Agency MBS with a fair value of $258.9 million and Non-Agency MBS with a fair value of $206.6 million pledged in excess of contractual requirements.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
June 30, 2014	$8,464,135	$8,384,101	$8,501,978	$264,806	$214,048	$267,740
March 31, 2014	8,412,045	8,606,129	8,606,129	336,893	292,526	338,965
December 31, 2013	8,462,138	8,339,297	8,504,593	399,762	366,205	398,384
September 30, 2013	8,679,410	8,568,171	8,721,573	440,665	419,693	462,207
June 30, 2013	8,842,018	8,909,283	8,909,283	505,409	443,748	508,893

(1)  The information presented in the table above excludes Senior Notes issued in April 2012.  The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.

Cash Flows and Liquidity For the Six Months Ended June 30, 2014

Our cash and cash equivalents decreased by $221.7 million during the six months ended June 30, 2014, reflecting:  $357.9 million used in our financing activities; $115.0 million provided by our operating activities; and $21.2 million provided by our investing activities.

At June 30, 2014 , our debt-to-equity multiple was 2.8 times compared to 2.9 times at December 31, 2013.  At June 30, 2014, we had borrowings under repurchase agreements of $8.384 billion with 26 counterparties, of which $5.757 billion was secured by Agency MBS, $2.188 billion was secured by Non-Agency MBS and $439.0 million was secured by U.S. Treasuries.  In addition, at such date, we had $387.5 million of borrowings under repurchase agreements that were a component of our Linked Transactions.  (See Note 5 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2013, we had borrowings under repurchase agreements of $8.339 billion with 26 counterparties and had borrowings under repurchase agreements of $102.7 million that were a component of our Linked Transactions.

At June 30, 2014, outstanding securitized debt was $214.0 million, which had a weighted average expected remaining term of 0.67 years. During the six months ended June 30, 2014, securitized debt was reduced by principal payments of $151.3 million.

During the six months ended June 30, 2014, $21.2 million was provided through our investing activities.  We received cash of $935.0 million from prepayments and scheduled amortization on our MBS portfolio, of which $607.6 million was attributable to Agency MBS and $327.4 million was from Non-Agency MBS.  We purchased $606.0 million of Agency MBS, $326.5 million of Non-Agency MBS (of which $30.2 million are reported as a component of Linked Transactions) and $351.2 million of RPL/NPL MBS (all of which are reported as a component of Linked Transactions and excludes $66.0 million of RPL/NPL MBS which settled in July 2014 and is expected to be accounted for as Linked Transactions) funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain MBS in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In addition, during the six months ended June 30, 2014 we sold certain of our Non-Agency MBS for $42.0 million, realizing gross gains of $11.4 million.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings (including underlying Linked Transactions) and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
June 30, 2014	$248,163	$58,700	$306,863	$281,233	$(25,630)
March 31, 2014	238,306	29,000	267,306	285,544	18,238
December 31, 2013	282,521	8,500	291,021	242,652	(48,369)
September 30, 2013	395,970	61,400	457,370	506,703	49,333
June 30, 2013	421,744	2	421,746	294,067	(127,679)

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through June 30, 2014.

During the six months ended June 30, 2014, we paid $146.8 million for cash dividends on our common stock and DERs and paid cash dividends of $7.5 million on our preferred stock. On June 13, 2014, we declared our second quarter 2014 dividend on our common stock of $0.20 per share; on July 31, 2014, we paid this dividend which totaled approximately $73.7 million, including DERs of approximately $195,000.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance-sheet arrangements.  Our Linked Transactions are comprised of MBS, associated repurchase agreements and interest receivable/payable on such accounts.  The extent to which these transactions become unlinked in the future, the underlying MBS and the borrowings under repurchase agreements and associated interest income and expense will be presented on a gross basis on our consolidated balance sheets and statements of operations, prospectively.  (See page 65 for information about our leverage multiple and Note 5 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

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
Non-Agency prices have generally trended up over the last several years. As with other financial assets, this has been driven by very accommodative Federal Reserve monetary policy. It has also been driven by improved mortgage credit fundamentals with increasing home prices, declining defaults, stable severities and higher voluntary prepayment rates.
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

 At June 30, 2014, MFA’s $11.548 billion of Agency MBS and Non-Agency MBS, which includes $67.8 million of MBS underlying Linked Transactions, were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Non-Agency MBS (1)			Total (1)
Time to Reset	Fair Value (2)	Average Months to Reset (3)	Average CPR (4)	Fair Value	Average Months to Reset (3)	Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	Average CPR (4)
(Dollars in Thousands)
< 2 years (5)	$2,281,099	7	16.5%	$2,934,306	5	10.1%	$5,215,405	6	12.7%
2-5 years	1,485,591	45	15.9	503,918	30	18.3	1,989,509	42	16.6
> 5 years	433,692	83	12.4	—	—	—	433,692	83	12.4
ARM-MBS Total	$4,200,382	28	15.9%	$3,438,224	9	11.3%	$7,638,606	20	13.6%
15-year fixed (6)	$2,347,751		8.0%	$12,494		11.1%	$2,360,245		8.1%
30-year fixed (6)	—		—	1,543,778		13.7	1,543,778		13.7
40-year fixed (6)	—		—	5,816		9.9	5,816		9.9
Fixed-Rate Total	$2,347,751		8.0%	$1,562,088		13.7%	$3,909,839		10.5%
MBS Total	$6,548,133		13.0%	$5,000,312		12.1%	$11,548,445		12.6%

(1)	Excludes $495.1 million of RPL/NPL MBS. Refer to table below for further information on RPL/NPL MBS.

(2)	Does not include principal payments receivable of $1.3 million.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	Average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at June 30, 2014:

	Fair Value	Net Coupon	Months to Step-Up (1)	Current Credit Support (2)	Original Credit Support	3 Month Bond CPR (3)
(Dollars in Thousands)
Re-Performing MBS	$84,136	3.9%	26	51%	48%	12.8%
Non-Performing MBS	410,936	3.3	34	53	53	18.3
Total RPL/NPL MBS	$495,072	3.4%	33	53%	52%	15.8%

(1)	Months to step-up is the number of months remaining before the coupon interest rate increases 300 basis points. We anticipate that the security will be redeemed prior to the step-up date.

(2)
Credit Support for a particular security is expressed as a percentage of all outstanding mortgage loan collateral. A particular security will not be subject to principal loss as long as credit enhancement is greater than zero.

(3)	All principal payments are considered to be prepayments for CPR purposes. Excludes RPL/NPL MBS that have not had a principal payment.

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at June 30, 2014.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at June 30, 2014.

Shock Table

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income (2)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$12,193,536	$97,294	$12,290,830	$(102,799)	1.47%	(0.83)%
+ 50 Basis Point Increase	$12,326,238	$21,312	$12,347,550	$(46,079)	0.48%	(0.37)%
Actual at June 30, 2014	$12,448,300	$(54,671)	$12,393,629	$—	—	—
- 50 Basis Point Decrease	$12,559,721	$(130,653)	$12,429,068	$35,439	(4.92)%	0.29%
-100 Basis Point Decrease	$12,660,500	$(206,635)	$12,453,865	$60,236	(10.76)%	0.49%

(1)  Such assets include MBS, including linked MBS that are reported as a component of our Linked Transactions on our consolidated balance sheets, residential whole loans, and cash and cash equivalents. Such linked MBS may not be linked in future periods.
(2)  Includes underlying interest income and interest expense associated with MBS and repurchase agreement borrowings underlying our Linked Transactions.  Such MBS and repurchase agreements may not be linked in future periods.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2014.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings and securitized debt, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  At June 30, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

At June 30, 2014, the impact on portfolio value was approximated using estimated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.65 which is the weighted average of 2.22 for our Agency MBS, 1.58 for our Non-Agency MBS, (3.92) for our Swaps and zero for our cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.34), which is the weighted average of (0.65) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS and zero for our cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

Our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in AOCI, a component of stockholders’ equity, except that credit related impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our Linked Transactions are reported in earnings.  At June 30, 2014, our investment portfolio was comprised primarily of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS are generally not credit-related, changes in the fair value of our Non-Agency MBS and Linked Transactions may reflect both market and interest rate conditions as well as credit risk.  At June 30, 2014, our Non-Agency MBS had a fair value of $5.001 billion and an amortized cost of $4.171 billion, comprised of gross unrealized gains of $832.6 million and gross unrealized losses of $2.2 million.  At June 30, 2014, our Linked Transactions included MBS with a fair value of $494.0 million, including net unrealized gains of $7.8 million, which have been reflected through earnings to date as a component of unrealized net gains and net interest income from Linked Transactions.

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

In evaluating our asset/liability management and Non-Agency MBS credit performance, we consider the credit characteristics underlying our Non-Agency MBS, including those that are a component of our Linked Transactions.  The following table presents certain information about our Non-Agency MBS portfolio and Non-Agency MBS underlying our Linked Transactions at June 30, 2014.  Information presented with respect to the weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrower’s credit score or the current use of the mortgaged property.

The information in the table below is presented as of June 30, 2014:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	105	95	109	19	48	60	436
MBS current face (3)	$1,643,106	$1,183,198	$1,287,473	$208,428	$590,887	$685,182	$5,598,274
Total purchase discounts, net (3)	$(419,449)	$(337,179)	$(227,796)	$(70,083)	$(210,072)	$(169,782)	$(1,434,361)
Purchase discount designated as Credit Reserve and OTTI (3)(4)	$(297,118)	$(199,147)	$(117,005)	$(57,316)	$(210,228)	$(117,122)	$(997,936)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	18.1%	16.8%	9.1%	27.5%	35.6%	17.1%	17.8%
MBS amortized cost (3)	$1,223,658	$846,019	$1,059,678	$138,345	$380,814	$515,400	$4,163,914
MBS fair value (3)	$1,472,085	$1,042,049	$1,199,181	$175,853	$482,530	$628,614	$5,000,312
Weighted average fair value to current face	89.6%	88.1%	93.1%	84.4%	81.7%	91.7%	89.3%
Weighted average coupon (5)	4.22%	3.65%	3.23%	4.36%	4.67%	4.33%	3.94%
Weighted average loan age (months) (5)(6)	87	96	110	91	98	110	98
Weighted average current loan size (5)(6)	$534	$500	$332	$401	$273	$270	$415
Percentage amortizing (7)	44%	56%	65%	48%	57%	62%	55%
Weighted average FICO score at origination (5)(8)	732	729	727	705	703	705	723
Owner-occupied loans	90.1%	89.2%	85.6%	80.0%	85.3%	83.8%	87.2%
Rate-term refinancings	27.9%	18.9%	15.3%	19.7%	15.9%	13.8%	19.8%
Cash-out refinancings	32.9%	33.8%	26.1%	45.9%	42.3%	37.1%	33.5%
3 Month CPR (6)	14.3%	11.8%	11.3%	8.6%	12.9%	11.0%	12.3%
3 Month CRR (6)(9)	11.2%	9.2%	9.1%	5.1%	7.9%	9.0%	9.4%
3 Month CDR (6)(9)	3.6%	2.9%	2.6%	3.5%	5.5%	2.3%	3.2%
3 Month loss severity	43.8%	43.2%	44.2%	65.8%	56.6%	58.0%	48.2%
60+ days delinquent (8)	15.1%	13.8%	11.0%	21.1%	23.0%	15.4%	15.0%
Percentage of always current borrowers (Lifetime) (10)	45.5%	44.6%	51.2%	35.5%	32.9%	39.9%	44.2%
Percentage of always current borrowers (12M) (11)	71.6%	71.5%	75.1%	61.5%	59.6%	65.6%	70.0%
Weighted average credit enhancement (8)(12)	0.6%	1.4%	4.3%	0.3%	0.9%	6.5%	2.3%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

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

(3)
Excludes Non-Agency MBS issued in 2013 and 2014 in which the underlying collateral consists of re-performing loans that were originated in prior years. These Non-Agency MBS are a component of our re-performing deals and have a current face of $494.1 million, amortized cost of $493.3 million, fair value of $495.1 million and purchase discounts of $882,000 at June 30, 2014.

(4)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)	Weighted average is based on MBS current face at June 30, 2014.

(6)	Information provided is based on loans for individual groups owned by us.

(7)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(8)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(9)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(11)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

(12)
Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.  As of June 30, 2014, a total of 256 Non-Agency MBS in our portfolio representing approximately $3.568 billion or 64% of the current face amount of the portfolio had no credit enhancement.

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including Non-Agency MBS underlying our Linked Transactions, at June 30, 2014:

Property Location	Percent
Southern California	27.7%
Northern California	16.7%
Florida	7.8%
New York	5.4%
Virginia	3.9%
Maryland	3.5%

Liquidity Risk

The primary liquidity risk for us arises from financing long-maturity assets, with shorter-term borrowings primarily in the form of repurchase agreements.  We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are reported as a component to our Linked Transactions, and Swaps.  At June 30, 2014, we had a Cushion of $789.3 million available to meet potential margin calls, comprised of cash and cash equivalents of $343.7 million, unpledged Agency MBS of $398.1 million and Agency MBS with a fair value of $47.5 million pledged in excess of contractual requirements.  In addition, at June 30, 2014, we had unpledged Non-Agency MBS with a fair value of $258.9 million and Non-Agency MBS with a fair value of $206.6 million pledged in excess of contractual requirements.  Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

Credit Risk

Although we do not believe that we are exposed to credit risk in our Agency MBS portfolio, we are exposed to credit risk in our Non-Agency MBS and residential whole loans.  In the event of the return of less than 100% of par on our Non-Agency MBS, credit support contained in the MBS deal structures and the discount purchase prices we paid mitigate our risk of loss on these investments.  Over time, we expect the level of credit support remaining in MBS deal structures to decrease, which will result in an increase in the amount of realized credit loss experienced by our Non-Agency MBS portfolio.  Our Non-Agency investment process involves analysis focused primarily on quantifying and pricing credit risk.  When we purchase Non-Agency MBS, we assign certain assumptions to each of the MBS, including but not limited to, future interest rates, voluntary prepayment rates, mortgage modifications, default rates and loss severities, and generally allocate a portion of the purchase discount as a Credit Reserve which provides credit protection for such securities.  As part of our surveillance process, we review our Non-Agency MBS by tracking their actual performance compared to the security’s expected performance at purchase or, if we have modified our original purchase assumptions, compared to our revised performance expectations.  To the extent that actual performance of a Non-Agency MBS is less favorable than the expected performance of the security, we may revise our performance expectations.  As a result, we could reduce the accretable discount on such security and/or recognize an other-than-temporary impairment through earnings, which could have a material adverse impact on our operating results.  In addition, as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report on Form 10-Q, we are potentially exposed to repurchase agreement counterparties should they default on their obligations, and we are unable to recover any excess collateral pledged to them.

Prepayment and Reinvestment Risk

Premiums arise when we acquire MBS at a price in excess of the principal balance of the mortgages securing such MBS (i.e., par value).  Conversely, discounts arise when we acquire MBS at a price below the principal balance of the mortgages securing such MBS or acquire residential whole loans at a price below the principal balance of the mortgage.  Premiums paid on our MBS are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums on our MBS, which are primarily carried on our Agency MBS, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the IRR/interest income earned on such assets.  Generally, if prepayments on these investments are less than anticipated, we expect that the income recognized on such assets would be reduced and MBS impairments and/or loan loss reserves could result.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2014, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2014. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company's risk factors, see Part 1, Item 1A. “Risk Factors” of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. There are no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that the Company faces are not limited to those set forth in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company's business and the trading price of our securities.

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

The Company engaged in no share repurchase activity during the second quarter of 2014 pursuant to the Repurchase program.  The Company did, however, withhold restricted shares (under the terms of grants under our 2010 Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.  The following table presents information with respect to (i) such withheld restricted shares, and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month		Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
April 1-30, 2014:
Repurchase Program	(2)	—	$—	—	6,616,355
Employee Transactions	(3)	—	—	N/A	N/A
May 1-31, 2014:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	—	—	N/A	N/A
June 1-30, 2014:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	15,108	8.21	N/A	N/A
Total Repurchase Program	(2)	—	$—	—	6,616,355
Total Employee Transactions	(3)	15,108	$8.21	N/A	N/A

(1)  Includes brokerage commissions.
(2)  As of June 30, 2014, the Company had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.
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

Date: August 4, 2014	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ William S. Gorin
William S. Gorin
Chief Executive Officer

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

10.1	Summary Description of Compensation Payable to Non-Employee Directors of MFA Financial, Inc.

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of  the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1