Form 10-Q
period 2014-09-30
MFA FINANCIAL, INC.
filed 2014-11-04
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

369,079,139 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 30, 2014.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)	September 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”):
Agency MBS, at fair value ($5,765,633 and $6,142,306 pledged as collateral, respectively)	$6,174,176	$6,519,221
Non-Agency MBS, at fair value ($2,178,412 and $1,778,067 pledged as collateral, respectively)	3,311,062	2,569,766
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”) (1)	1,452,264	2,282,371
Securities obtained and pledged as collateral, at fair value	442,370	383,743
Cash and cash equivalents	423,891	565,370
Restricted cash	43,751	37,520
Interest receivable	32,499	35,828
Derivative instruments:
MBS linked transactions, net (“Linked Transactions”), at fair value	190,681	28,181
Interest rate swap agreements (“Swaps”), at fair value	4,322	13,000
Goodwill	7,189	7,189
Prepaid and other assets (See Notes 2(d) and 15)	160,572	29,719
Total Assets	$12,242,777	$12,471,908

Liabilities:
Repurchase agreements	$8,125,723	$8,339,297
Securitized debt (2)	156,276	366,205
Obligation to return securities obtained as collateral, at fair value	442,370	383,743
8% Senior Notes due 2042 (“Senior Notes”)	100,000	100,000
Accrued interest payable	12,172	14,726
Swaps, at fair value	35,493	28,217
Dividends and dividend equivalents rights (“DERs”) payable	74,126	73,643
Accrued expenses and other liabilities	42,873	23,826
Total Liabilities	$8,989,033	$9,329,657

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 368,721 and 365,125 shares issued and outstanding, respectively	3,687	3,651
Additional paid-in capital, in excess of par	3,002,549	2,972,369
Accumulated deficit	(570,106)	(571,544)
Accumulated other comprehensive income	817,534	737,695
Total Stockholders’ Equity	$3,253,744	$3,142,251
Total Liabilities and Stockholders’ Equity	$12,242,777	$12,471,908

(1)	Non-Agency MBS transferred to consolidated VIEs represent assets of the consolidated VIEs that can be used only to settle the obligations of each respective VIE.

(2)
Securitized Debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that eliminate on consolidation.  The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company.  (See Notes 10 and 15 for further discussion.)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2014	2013		2014	2013
Interest Income:
Agency MBS	$33,066	$36,158		$110,004	$116,982
Non-Agency MBS	48,571	43,131		135,199	128,175
Non-Agency MBS transferred to consolidated VIEs	29,303	39,172		105,510	116,641
Cash and cash equivalent investments	20	21		63	93
Interest Income	$110,960	$118,482		$350,776	$361,891

Interest Expense:
Repurchase agreements	$35,935	$37,113		$109,354	$105,185
Securitized debt	1,415	2,830		5,471	9,381
Senior Notes	2,008	2,007		6,023	6,020
Interest Expense	$39,358	$41,950		$120,848	$120,586

Net Interest Income	$71,602	$76,532		$229,928	$241,305

Other Income, net:
Unrealized net gains and net interest income from Linked Transactions	$2,559	$544		$9,586	$1,785
Unrealized losses on TBA short positions	—	(8,724)		—	(8,724)
Gain on sales of MBS and U.S. Treasury securities, net	13,880	13,680		25,303	19,678
Other, net	1,251	55		1,543	165
Other Income, net	$17,690	$5,555		$36,432	$12,904

Operating and Other Expense:
Compensation and benefits	$5,970	$5,294		$18,378	$15,851
Other general and administrative expense	3,831	3,434		11,461	10,175
Excise tax and interest	—	—		1,175	2,000
Impairment of resecuritization related costs	—	2,031		—	2,031
Other investment related operating expenses	609	—		1,550	—
Operating and Other Expense	$10,410	$10,759		$32,564	$30,057

Net Income	$78,882	$71,328		$233,796	$224,152
Less Preferred Stock Dividends	3,750	3,750		11,250	10,000
Less Issuance Costs of Redeemed Preferred Stock	—	—		—	3,947
Net Income Available to Common Stock and Participating Securities	$75,132	$67,578		$222,546	$210,205

Earnings per Common Share - Basic and Diluted	$0.20	$0.19		$0.60	$0.58

Dividends Declared per Share of Common Stock	$0.20	$0.50	(1)	$0.60	$1.44	(1)(2)

(1) Includes a special dividend of $0.28 per share declared on August 1, 2013.
(2) Includes a special dividend of $0.50 per share declared on March 4, 2013.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Net income	$78,882	$71,328	$233,796	$224,152
Other Comprehensive (Loss)/Income:
Unrealized (loss)/gain on Agency MBS, net	(14,937)	15,469	46,000	(152,302)
Unrealized (loss)/gain on Non-Agency MBS, net	(28,473)	16,381	70,973	62,455
Reclassification adjustment for MBS sales included in net income	(13,589)	(15,158)	(21,180)	(17,398)
Unrealized gain/(loss) on derivative hedging instruments, net	23,500	(19,934)	(16,401)	10,930
Reclassification of unrealized loss on de-designated derivative hedging instruments	—	—	447	—
Other Comprehensive (Loss)/Income	(33,499)	(3,242)	79,839	(96,315)
Comprehensive income before preferred stock dividends and issuance costs of redeemed preferred stock	$45,383	$68,086	$313,635	$127,837
Dividends declared on preferred stock	(3,750)	(3,750)	(11,250)	(10,000)
Issuance costs of redeemed preferred stock	—	—	—	(3,947)
Comprehensive Income Available to Common Stock and Participating Securities	$41,633	$64,336	$302,385	$113,890

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Nine Months Ended September 30, 2014
(In Thousands, Except Per Share Amounts)	Dollars	Shares
Preferred Stock, 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share:
Balance at September 30, 2014 and December 31, 2013	$80	8,000

Common Stock, Par Value $.01:
Balance at December 31, 2013	$3,651	365,125
Issuance of common stock (1)	36	3,690
Repurchase of shares of common stock (1)	—	(94)
Balance at September 30, 2014	$3,687	368,721

Additional Paid-in Capital, in excess of Par:
Balance at December 31, 2013	$2,972,369
Issuance of common stock, net of expenses (1)	26,335
Equity-based compensation expense	4,357
Accrued dividends attributable to stock-based awards	(164)
Repurchase of shares of common stock (1)	(348)
Balance at September 30, 2014	$3,002,549

Accumulated Deficit:
Balance at December 31, 2013	$(571,544)
Net income	233,796
Dividends declared on common stock	(220,724)
Dividends declared on preferred stock	(11,250)
Dividends attributable to DERs	(384)
Balance at September 30, 2014	$(570,106)

Accumulated Other Comprehensive Income:
Balance at December 31, 2013	$737,695
Change in unrealized gains on MBS, net	95,793
Change in unrealized losses on derivative hedging instruments, net	(15,954)
Balance at September 30, 2014	$817,534

Total Stockholders' Equity at September 30, 2014	$3,253,744

(1)  For the nine months ended September 30, 2014, includes approximately $721,000 (94,073 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2014	2013
Cash Flows From Operating Activities:
Net income	$233,796	$224,152
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS and U.S. Treasury securities	(25,303)	(19,678)
Accretion of purchase discounts on MBS and other investments	(68,871)	(48,322)
Amortization of purchase premiums on MBS	25,986	47,198
Depreciation and amortization on fixed assets and other assets	936	3,133
Equity-based compensation expense	4,357	2,946
Unrealized (losses)/gains on derivative instruments	(2,542)	8,318
Decrease in interest receivable	3,318	6,193
Increase in prepaid and other assets	(19,824)	(5,146)
(Decrease)/increase in accrued expenses and other liabilities, and excise tax and interest	(6,434)	10,837
Increase/(decrease) in accrued interest payable on financial instruments	32,080	(2,503)
Net cash provided by operating activities	$177,499	$227,128

Cash Flows From Investing Activities:
Principal payments on MBS and other investments	$1,470,390	$2,231,495
Proceeds from sale of MBS and U.S. Treasury securities	103,625	493,613
Purchases of MBS and other investments	(1,068,713)	(1,532,982)
Additions to leasehold improvements, furniture and fixtures	(383)	(272)
Net cash provided by investing activities	$504,919	$1,191,854

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(62,567,398)	$(60,312,234)
Proceeds from borrowings under repurchase agreements	62,353,824	60,127,933
Proceeds from issuance of securitized debt	—	76,485
Principal payments on securitized debt	(208,702)	(303,608)
Payments made on obligation to return securities obtained as collateral	—	(200,050)
Maturity of obligation to return securities obtained as collateral	—	(275,402)
Cash disbursements on financial instruments underlying Linked Transactions	(2,738,961)	(254,155)
Cash received from financial instruments underlying Linked Transactions	2,583,744	243,325
Payments made for margin calls on repurchase agreements and Swaps	(111,800)	(61,402)
Proceeds from reverse margin calls on repurchase agreements and Swaps	70,900	2,000
Proceeds from issuances of common stock	26,371	67,409
Payments made for redemption of Series A Preferred Stock	—	(96,000)
Proceeds from issuance of Series B Preferred Stock	—	200,000
Payments made for preferred stock offering costs	—	(6,684)
Payments made to repurchase common stock	—	(27)
Dividends paid on preferred stock	(11,250)	(10,000)
Dividends paid on common stock and DERs	(220,625)	(514,013)
Net cash used in financing activities	$(823,897)	$(1,316,423)
Net (decrease)/increase in cash and cash equivalents	$(141,479)	$102,559
Cash and cash equivalents at beginning of period	$565,370	$401,293
Cash and cash equivalents at end of period	$423,891	$503,852

Non-cash Investing and Financing Activities:
MBS recorded upon de-linking of Linked Transactions	$36,258	$—
Net increase in securities obtained as collateral/obligation to return securities obtained as collateral	$63,691	$221,578
Dividends and DERs declared and unpaid	$74,126	$81,171

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim financial statements are adequate to make the information presented not misleading.  The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2014 and results of operations for all periods presented have been made.  The results of operations for the nine months ended September 30, 2014 should not be construed as indicative of the results to be expected for the full year.

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
SEPTEMBER 30, 2014

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

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or are considered to be of less than high credit quality is recognized based on the security’s effective interest rate which is the security’s internal rate of return (“IRR”).  The IRR is determined using management’s estimate of the projected cash flows for each security, which are based on the Company’s observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.  On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the IRR/interest income recognized on these securities or in the recognition of OTTIs.  (See Note 3)

Based on the projected cash flows from the Company’s Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as non-accretable purchase discount (“Credit Reserve”), which effectively mitigates the Company’s risk of loss on the mortgages collateralizing such MBS and is not expected to be accreted into interest income.  The amount designated as Credit Reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a Credit Reserve is more favorable than forecasted, a portion of the amount designated as Credit Reserve may be reallocated to accretable discount and recognized into interest income over time.  Conversely, if the performance of a security with a Credit Reserve is less favorable than forecasted, the amount designated as Credit Reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

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
SEPTEMBER 30, 2014

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

Residential whole loans included in the Company’s consolidated balance sheets are comprised of pools of fixed and adjustable rate residential mortgage loans acquired through a consolidated trust. The Company has elected to account for these loans as credit impaired as they were acquired at discounted prices that reflect, in part, the credit history of the borrower. In addition, many of the borrowers have previously experienced payment delinquencies and the amount owed on the mortgage loan may exceed the value of the property pledged as collateral. Consequently, the Company has assessed that these loans have a higher likelihood of default than newly originated mortgage loans with LTVs of 80% or less to credit worthy borrowers. The Company believes that amounts paid to acquire residential whole loans represent fair market value at the date of acquisition. Residential whole loans are initially recorded at fair value with no allowance for loan losses. Subsequent to acquisition, the recorded amount reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received and principal amounts forgiven or otherwise charged off as they are considered not recoverable. Residential whole loans are presented in Prepaid and other assets in the Company's consolidated balance sheets at carrying value, which reflects the recorded amount net of any allowance for loan losses established subsequent to acquisition.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds and U. S. Treasury Bills, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at September 30, 2014 or December 31, 2013.  The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency were $314.9 million and $534.4 million at September 30, 2014 and December 31, 2013, respectively.  (See Notes 7 and 14)

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral against the Company’s Swaps and/or repurchase agreements.  Restricted cash, which earns interest, is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral against its Swaps and repurchase agreements of $43.8 million at September 30, 2014 and $37.5 million held as collateral against its Swaps at December 31, 2013.  (See Notes 5, 6, 7 and 14)

(g)  Goodwill

At September 30, 2014 and December 31, 2013, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through September 30, 2014, the Company had not recognized any impairment against its goodwill.

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
SEPTEMBER 30, 2014

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

The Company’s comprehensive income/(loss) available to common stock and participating securities includes net income, the change in net unrealized gains/(losses) on its MBS and derivative hedging instruments, (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of AOCI for MBS and de-designated derivative hedging instruments and is reduced by dividends declared on the Company’s preferred stock and issuance costs of redeemed preferred stock.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of September 30, 2014, December 31, 2013, or September 30, 2013. The Company filed its 2013 tax return prior to September 15, 2014. The Company’s tax returns for tax years 2009 through 2013 are open to examination.

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
SEPTEMBER 30, 2014

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

The Company did not have any TBA short positions at September 30, 2014 and December 31, 2013.

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
SEPTEMBER 30, 2014

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

3.      MBS

The Company’s MBS are comprised of Agency MBS and Non-Agency MBS which include MBS issued prior to 2008 (“Legacy Non-Agency MBS”) and MBS backed by re-performing/non-performing loans (“RPL/NPL MBS”).  These MBS are secured by:  (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”); (iii) mortgages that have interest rates that reset more frequently (collectively, “ARM-MBS”); and (iv) 15 year and longer-term fixed rate mortgages.  MBS do not have a single maturity date, and further, the mortgage loans underlying ARM-MBS do not all reset at the same time.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

The following tables present certain information about the Company’s MBS at September 30, 2014 and December 31, 2013:

September 30, 2014

	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
(In Thousands)
Agency MBS:
Fannie Mae	$4,825,285	$183,663	$(73)	$—	$5,008,875	$5,079,098	$102,619	$(32,396)	$70,223
Freddie Mac	1,050,873	40,421	—	—	1,093,168	1,083,010	11,130	(21,288)	(10,158)
Ginnie Mae	11,559	199	—	—	11,758	12,068	310	—	310
Total Agency MBS	5,887,717	224,283	(73)	—	6,113,801	6,174,176	114,059	(53,684)	60,375
Non-Agency MBS:
Expected to Recover Par (3)(4)	315,003	624	(31,304)	—	284,323	311,950	29,035	(1,408)	27,627
Expected to Recover Less Than Par (3)(5)	5,014,820	—	(395,047)	(929,100)	3,690,673	4,451,376	762,425	(1,722)	760,703
Total Non-Agency MBS	5,329,823	624	(426,351)	(929,100)	3,974,996	4,763,326	791,460	(3,130)	788,330
Total MBS	$11,217,540	$224,907	$(426,424)	$(929,100)	$10,088,797	$10,937,502	$905,519	$(56,814)	$848,705

December 31, 2013

	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
(In Thousands)
Agency MBS:
Fannie Mae	$5,092,410	$181,710	$(87)	$—	$5,274,033	$5,315,363	$96,516	$(55,186)	$41,330
Freddie Mac	1,171,841	44,967	—	—	1,217,927	1,190,670	9,842	(37,099)	(27,257)
Ginnie Mae	12,668	218	—	—	12,886	13,188	302	—	302
Total Agency MBS	6,276,919	226,895	(87)	—	6,504,846	6,519,221	106,660	(92,285)	14,375
Non-Agency MBS:
Expected to Recover Par (3)(4)	234,187	638	(24,450)	—	210,375	230,738	21,720	(1,357)	20,363
Expected to Recover Less Than Par (3)(5)	5,381,851	—	(435,589)	(1,043,037)	3,903,225	4,621,399	720,566	(2,392)	718,174
Total Non-Agency MBS	5,616,038	638	(460,039)	(1,043,037)	4,113,600	4,852,137	742,286	(3,749)	738,537
Total MBS	$11,892,957	$227,533	$(460,126)	$(1,043,037)	$10,618,446	$11,371,358	$848,946	$(96,034)	$752,912

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at September 30, 2014 reflect Credit Reserve of $897.7 million and OTTI of $31.4 million.  Amounts disclosed at December 31, 2013 reflect Credit Reserve of $998.5 million and OTTI of $44.5 million.

(2)	Includes principal payments receivable of $1.9 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively, which are not included in the Principal/Current Face.

(3)	Based on management’s current estimates of future principal cash flows expected to be received.

(4)
Includes RPL/NPL MBS which had a $26.5 million Principal/Current face, $26.7 million amortized cost and $26.6 million fair value at September 30, 2014. At December 31, 2013, RPL/NPL MBS had a $3.9 million Principal/Current face, amortized cost and fair value.

(5)	At September 30, 2014 and December 31, 2013, the Company expected to recover approximately 83% and 81%, respectively, of the then-current face amount of Non-Agency MBS.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

Unrealized Losses on MBS and Impairments

The following table presents information about the Company’s MBS that were in an unrealized loss position at September 30, 2014:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(Dollars in Thousands)
Agency MBS:
Fannie Mae	$451,536	$1,639	46	$1,316,459	$30,757	143	$1,767,995	$32,396
Freddie Mac	28,903	184	3	702,935	21,104	103	731,838	21,288
Total Agency MBS	480,439	1,823	49	2,019,394	51,861	246	2,499,833	53,684
Non-Agency MBS:
Expected to Recover Par (1)	29,826	333	3	22,309	1,075	8	52,135	1,408
Expected to Recover Less Than Par (1)	66,674	654	9	20,041	1,068	7	86,715	1,722
Total Non-Agency MBS	96,500	987	12	42,350	2,143	15	138,850	3,130
Total MBS	$576,939	$2,810	61	$2,061,744	$54,004	261	$2,638,683	$56,814

(1) Based on management’s current estimates of future principal cash flows expected to be received.

At September 30, 2014, the Company did not intend to sell any of its MBS that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded, or is limited to specified events of default, none of which has occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $53.7 million at September 30, 2014.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) that enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. In addition, the GSEs are currently profitable on a stand-alone basis with such profits being remitted to the U.S. Treasury. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2014 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $3.1 million at September 30, 2014.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather due to non-credit related factors.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.

The Company did not recognize any credit-related OTTI losses through earnings related to its MBS during the three and nine months ended September 30, 2014 and 2013.

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
SEPTEMBER 30, 2014

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

(In Thousands)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Credit loss component of OTTI at beginning of period	$36,115	$36,115
Additions for credit related OTTI not previously recognized	—	—
Subsequent additional credit related OTTI recorded	—	—
Credit loss component of OTTI at end of period	$36,115	$36,115

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount (1)(2)	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount (1)(2)

(In Thousands)
Balance at beginning of period	$(986,842)	$(436,111)	$(1,264,971)	$(396,581)
Accretion of discount	—	25,504	—	19,556
Realized credit losses	20,733	—	48,642	—
Purchases	(4,200)	272	(851)	879
Sales	21,024	4,169	27,178	4,248
Transfers/release of credit reserve	20,185	(20,185)	71,010	(71,010)
Balance at end of period	$(929,100)	$(426,351)	$(1,118,992)	$(442,908)

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
	Discount Designated as Credit Reserve and OTTI (3)	Accretable Discount (2)(3)	Discount Designated as Credit Reserve and OTTI (3)	Accretable Discount (2)(3)

(In Thousands)
Balance at beginning of period	$(1,043,037)	$(460,039)	$(1,380,506)	$(371,626)
Accretion of discount	—	78,701	—	48,305
Realized credit losses	69,129	—	137,324	—
Purchases	(70,535)	25,314	(74,238)	30,533
Sales	34,780	10,236	38,150	10,158
Transfers/release of credit reserve	80,563	(80,563)	160,278	(160,278)
Balance at end of period	$(929,100)	$(426,351)	$(1,118,992)	$(442,908)

(1)
The Company reallocated $333,000 of purchase discount designated as accretable purchase discount to Credit Reserve on Non-Agency MBS underlying Linked Transactions during the three months ended September 30, 2014. The Company did not reallocate any purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the three months ended September 30, 2013.

(2)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(3)
During the nine months ended September 30, 2014, the Company reallocated $218,000 of purchase discount designated as accretable purchase discount to Credit Reserve on Non-Agency MBS underlying Linked Transactions. In addition, the Company reallocated $129,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the nine months ended September 30, 2013.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

Impact of MBS on AOCI

The following table presents the impact of the Company’s MBS on its AOCI for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
AOCI from MBS:
Unrealized gain on MBS at beginning of period	$905,704	$700,871	$752,912	$824,808
Unrealized (loss)/gain on Agency MBS, net	(14,937)	15,469	46,000	(152,302)
Unrealized (loss)/gain on Non-Agency MBS, net	(28,473)	16,381	70,973	62,455
Reclassification adjustment for MBS sales included in net income	(13,589)	(15,158)	(21,180)	(17,398)
Change in AOCI from MBS	(56,999)	16,692	$95,793	$(107,245)
Balance at end of period	$848,705	$717,563	$848,705	$717,563

Sales of MBS

During the three and nine months ended September 30, 2014, the Company sold certain Non-Agency MBS for $61.6 million and $103.6 million, realizing gross gains of $13.9 million and $25.3 million, respectively.  During the three and nine months ended September 30, 2013, the Company sold certain Non-Agency MBS for $102.2 million and $118.2 million, realizing gross gains of $13.7 million and $19.7 million, respectively. The Company has no continuing involvement with any of the sold MBS.

 MBS Interest Income

The following table presents the components of interest income on the Company’s Agency MBS for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Coupon interest	$46,529	$51,997	$145,864	$163,986
Effective yield adjustment (1)	(13,463)	(15,839)	(35,860)	(47,004)
Agency MBS interest income	$33,066	$36,158	$110,004	$116,982

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization based on actual prepayment activity.

The following table presents components of interest income for the Company’s Non-Agency MBS (including MBS transferred to consolidated VIEs) for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Coupon interest	$52,396	$62,802	$162,148	$196,688
Effective yield adjustment (1)	25,478	19,501	78,561	48,128
Non-Agency MBS interest income	$77,874	$82,303	$240,709	$244,816

(1)  The effective yield adjustment is the difference between the net income calculated using the net yield, which is based on management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

4.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
(In Thousands)
MBS interest receivable:
Fannie Mae	$12,599	$13,760
Freddie Mac	2,728	3,110
Ginnie Mae	18	19
Non-Agency MBS	17,127	18,917
Total MBS interest receivable	32,472	35,806
Money market and other investments	27	22
Total interest receivable	$32,499	$35,828

5.      Derivative Instruments

The Company’s derivative instruments are primarily comprised of Swaps, the majority of which are designated as cash flow hedges against the interest rate risk associated with its borrowings. The Company has also entered into Linked Transactions, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at September 30, 2014 and December 31, 2013:

			September 30, 2014	September 30, 2014	December 31, 2013
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value
(In Thousands)
Linked Transactions	Non-Hedging	Assets	N/A	$190,681	$28,181
Non-cleared legacy Swaps (1)	Hedging	Assets	$450,000	$4,322	$4,925
Cleared Swaps (2)	Hedging	Assets	$—	$—	$8,075
Non-cleared legacy Swaps (1)	Hedging	Liabilities	$880,892	$(8,187)	$(24,437)
Cleared Swaps (2)	Hedging	Liabilities	$2,550,000	$(27,306)	$(3,780)

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

The following tables present certain information about the Legacy Non-Agency MBS and RPL/NPL MBS and repurchase agreements underlying the Company’s Linked Transactions at September 30, 2014 and December 31, 2013:

Linked Transactions at September 30, 2014

Linked Repurchase Agreements			Linked MBS
	Balance	Weighted Average Interest Rate		Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate

Maturity or Repricing
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$786,207	1.48%	Legacy Non-Agency MBS	$65,656	$60,588	$71,982	4.38%
>30 days to 90 days	5,600	1.35	RPL/NPL MBS	916,652	915,839	917,332	3.36%
Total	$791,807	1.48%	Total	$982,308	$976,427	$989,314	3.44%

Linked Transactions at December 31, 2013

Linked Repurchase Agreements			Linked MBS
	Balance	Weighted Average Interest Rate		Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate

Maturity or Repricing
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$93,835	1.76%	Legacy Non-Agency MBS	$39,280	$35,028	$42,199	3.92%
>30 days to 90 days	8,902	1.44	RPL/NPL MBS	91,510	91,469	92,231	3.97%
Total	$102,737	1.73%	Total	$130,790	$126,497	$134,430	3.96%

At September 30, 2014, Linked Transactions also included approximately $709,000 of associated accrued interest receivable and $529,000 of accrued interest payable.  At December 31, 2013, Linked Transactions also included approximately $210,000 of associated accrued interest receivable and $82,000 of accrued interest payable.

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Interest income attributable to MBS underlying Linked Transactions	$6,625	$1,109	$11,591	$2,431
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(2,246)	(275)	(3,719)	(552)
Change in fair value of Linked Transactions included in earnings	(1,820)	(290)	1,714	(94)
Unrealized net gains and net interest income from Linked Transactions	$2,559	$544	$9,586	$1,785

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

A number of the Company’s Swap contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  Such financial covenants include minimum net worth requirements and maximum debt-to-equity ratios.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swap contracts, the counterparty to such agreement may have the option to terminate all of its outstanding Swap contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swap contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through September 30, 2014.  At September 30, 2014, the aggregate fair value of assets needed to immediately settle Swap contracts that were in a liability position to the Company, if so required, was approximately $37.7 million, including accrued interest payable of approximately $2.2 million.

The following table presents the assets pledged as collateral against the Company’s Swap contracts at September 30, 2014 and December 31, 2013:

(In Thousands)	September 30, 2014	December 31, 2013
Agency MBS, at fair value	$67,431	$73,859
Restricted cash	35,351	37,520
Total assets pledged against Swaps	$102,782	$111,379

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

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering in to Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company did not recognize any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness during the three and nine months ended September 30, 2014 and 2013.

At September 30, 2014, the Company had Swaps designated in hedging relationships with an aggregate notional amount of $3.881 billion, which had net unrealized losses of $31.2 million, and extended 49 months on average with a maximum term of approximately 107 months.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

The following table presents certain information with respect to the Company’s Swap activity during the three and nine months ended September 30, 2014:

(Dollars in Thousands)	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
New Swaps:
Aggregate notional amount	$—	$400,000
Weighted average fixed-pay rate	—%	1.95%
Initial maturity date	N/A	5 years to 7 years
Number of new Swaps	—	Four
Swaps amortized/expired:
Aggregate notional amount	$46,322	$564,320
Weighted average fixed-pay rate	2.84%	2.05%

The following table presents information about the Company’s Swaps at September 30, 2014 and December 31, 2013:

	September 30, 2014			December 31, 2013
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Within 30 days	$56,861	4.67%	0.17%	$17,635	3.90%	0.21%
Over 30 days to 3 months	63,860	2.19	0.17	24,216	3.93	0.21
Over 3 months to 6 months	410,171	1.90	0.16	476,147	1.80	0.17
Over 6 months to 12 months	300,000	2.06	0.16	167,043	3.22	0.18
Over 12 months to 24 months	50,000	2.13	0.15	710,171	1.97	0.17
Over 24 months to 36 months	450,000	0.56	0.16	150,000	1.03	0.17
Over 36 months to 48 months	550,000	1.49	0.15	350,000	0.58	0.17
Over 48 months to 60 months	200,000	1.71	0.15	550,000	1.49	0.17
Over 60 months to 72 months	1,500,000	2.22	0.15	—	—	—
Over 72 months to 84 months	200,000	2.20	0.15	1,500,000	2.22	0.17
Over 84 months (3)	100,000	2.75	0.15	100,000	2.75	0.17
Total Swaps	$3,880,892	1.90%	0.16%	$4,045,212	1.91%	0.17%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.
(3) Reflects one Swap with a maturity date of July 2023.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2014	2013	2014	2013
Interest expense attributable to Swaps	$17,491	$15,888	$53,129	$40,884
Weighted average Swap rate paid	1.91%	2.07%	1.92%	2.15%
Weighted average Swap rate received	0.16%	0.20%	0.16%	0.20%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

The Company accounts for TBA short positions as derivative instruments since it cannot assert that it is probable at inception and throughout the term of the TBA contract that it will physically deliver the agency security upon settlement of the contract. The Company presents TBA short positions as either derivative assets or liabilities, at fair value on its consolidated balance sheets. Gains and losses associated with TBA short positions are reported in Other income on the Company’s consolidated statements of operations. During the three and nine months ended September 30, 2013, the Company recognized an unrealized loss of $8.7 million on TBA short positions. The Company did not have any TBA short positions at September 30, 2014 and December 31, 2013.

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
AOCI from derivative hedging instruments:
Balance at beginning of period	$(54,671)	$(31,967)	$(15,217)	$(62,831)
Unrealized gain/(loss) on Swaps, net	23,500	(19,934)	(16,401)	10,930
Reclassification of unrealized loss on de-designated Swaps	—	—	447	—
Balance at end of period	$(31,171)	$(51,901)	$(31,171)	$(51,901)

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

6.      Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS and U.S. Treasury securities (obtained as part of a reverse repurchase agreement) and cash, and bear interest that is generally LIBOR-based.  (See Note 7)  At September 30, 2014, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 26 days and an effective repricing period of 21 months, including the impact of related Swaps.  At December 31, 2013, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 25 days and an effective repricing period of 24 months, including the impact of related Swaps.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at September 30, 2014 and December 31, 2013:

(Dollars in Thousands)	September 30, 2014	December 31, 2013
Repurchase agreement borrowings secured by Agency MBS	$5,417,797	$5,750,053
Fair Value of Agency MBS pledged as collateral under repurchase agreements	$5,698,202	$6,068,447
Weighted average haircut on Agency MBS (1)	4.70%	4.89%
Repurchase agreement borrowings secured by Non-Agency MBS (2)	$2,263,910	$2,206,586
Fair Value of Non-Agency MBS pledged as collateral under repurchase agreements (2)(3)	$3,454,698	$3,663,523
Weighted average haircut on Non-Agency MBS (1)	28.48%	32.48%
Repurchase agreements secured by U.S. Treasuries	$444,016	$382,658
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$442,370	$383,743
Weighted average haircut on U.S. Treasuries (1)	1.41%	1.65%

(1)	Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount on the Company’s repurchase agreements borrowings.

(2)	Does not reflect Non-Agency MBS and repurchase agreement borrowings that are components of Linked Transactions.

(3)
Includes $1.276 billion and $1.885 billion of Non-Agency MBS acquired from consolidated VIEs at September 30, 2014, and December 31, 2013, respectively, that are eliminated from the Company’s consolidated balance sheets.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Balance (1)	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$6,619,916	0.65%	$7,064,598	0.68%
Over 30 days to 3 months	1,367,544	0.82	1,274,699	1.31
Over 3 months to 12 months	138,263	1.65	—	—
Total	$8,125,723	0.70%	$8,339,297	0.77%

(1)  At September 30, 2014 and December 31, 2013, the Company had repurchase agreements of $791.8 million and $102.7 million, respectively, that were linked to Non-Agency MBS purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 5)

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements at September 30, 2014 and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	September 30, 2014
Contractual Maturity	Balance (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Overnight	$—	—%
Within 30 days	6,069,537	0.55
Over 30 days to 90 days	1,221,035	0.69
Over 90 days to 12 months	835,151	1.84
Total	$8,125,723	0.70%

(1)
At September 30, 2014, the Company had repurchase agreements of $791.8 million that were linked to Non-Agency MBS purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 5)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

The Company had repurchase agreements with 26 counterparties at both September 30, 2014 and December 31, 2013.  The following table presents information with respect to any counterparty for repurchase agreements and/or Linked Transactions for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2014:

	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Alpine Securitization Corporation/Credit Suisse (3)	A-1/P-1/F1	$509,523	0	15.7%
Wells Fargo (4)	A+/A2/AA-	339,149	5	10.4
RBS	BBB+/Baa2/A	295,142	2	9.1
UBS (5)	A/A2/A	236,453	16	7.3
RBC (6)	AA-/Aa3/AA	179,387	5	5.5

(1)	As rated at September 30, 2014 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying Linked Transactions, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and MBS underlying Linked Transactions, including accrued interest receivable on such securities.

(3)
Includes $353.8 million at risk with Alpine Securitization Corporation and $155.7 million at risk with Credit Suisse Securities (USA) LLC. Alpine Securitization Corporation is a special purpose funding vehicle that is a consolidated affiliate of Credit Suisse Group. Counterparty rating shown is the asset backed short term rating for Alpine Securitization Corporation.

(4)	Includes $199.3 million at risk with Wells Fargo Bank, NA and $139.9 million at risk with Wells Fargo Securities LLC.

(5)	Includes Non-Agency MBS pledged as collateral with contemporaneous repurchase and reverse repurchase agreements.

(6)	Includes $167.4 million at risk with Royal Bank of Canada and $12.0 million at risk with RBC Capital Markets LLC.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements and derivative hedging instruments at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$67,431	$—	$73,859	$—
Cash (1)	35,351	—	37,520	—
	102,782	—	111,379	—
Repurchase Agreement Borrowings:
Agency MBS	$5,698,202	$—	$6,068,447	$—
Non-Agency MBS (2)(3)	3,454,698	—	3,663,523	—
U.S. Treasury securities	442,370	—	383,743	—
Cash (1)	8,400	—	—	—
	9,603,670	—	10,115,713	—
Reverse Repurchase Agreements:
U.S. Treasury securities	$—	$442,370	$—	$383,743
	—	442,370	—	383,743
Total	$9,706,452	$442,370	$10,227,092	$383,743

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheets.
(2)  Includes $1.276 billion and $1.885 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at September 30, 2014 and December 31, 2013, respectively, that are eliminated from the Company’s consolidated balance sheets.
(3)  In addition, $736.8 million and $738.3 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at September 30, 2014 and December 31, 2013, respectively.

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at September 30, 2014:

	Assets Pledged Under Repurchase Agreements			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged MBS
U.S. Treasuries	$442,370	$442,370	$—	$—	$—	$—	$442,370
Fannie Mae	$4,744,666	$4,682,097	$11,763	$6,205	$5,965	$13	$4,762,647
Freddie Mac	953,536	963,082	2,382	54,959	55,898	129	1,011,006
Ginnie Mae	—	—	—	6,267	6,144	9	6,276
Agency MBS	$5,698,202	$5,645,179	$14,145	$67,431	$68,007	$151	$5,779,929
Non-Agency MBS (1)(2)	$3,454,698	$2,632,613	$12,424	$—	$—	$—	$3,467,122
Total	$9,595,270	$8,720,162	$26,569	$67,431	$68,007	$151	$9,689,421

(1)  Includes $1.276 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at September 30, 2014, that are eliminated from the Company’s consolidated balance sheets.
(2) In addition, $736.8 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at September 30, 2014.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

8.      Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheets at September 30, 2014 and December 31, 2013:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
September 30, 2014
Swaps, at fair value	$4,322	$—	$4,322	$(4,322)	$—	$—
Total	$4,322	$—	$4,322	$(4,322)	$—	$—

December 31, 2013
Swaps, at fair value	$13,000	$—	$13,000	$(13,000)	$—	$—
Total	$13,000	$—	$13,000	$(13,000)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
September 30, 2014
Swaps, at fair value (2)	$35,493	$—	$35,493	$(142)	$(35,351)	$—
Repurchase agreements (3)	8,125,723	—	8,125,723	(8,117,323)	(8,400)	—
Total	$8,161,216	$—	$8,161,216	$(8,117,465)	$(43,751)	$—

December 31, 2013
Swaps, at fair value (2)	$28,217	$—	$28,217	$—	$(28,217)	$—
Repurchase agreements (3)	8,339,297	—	8,339,297	(8,339,297)	—	—
Total	$8,367,514	$—	$8,367,514	$(8,339,297)	$(28,217)	$—

(1) Amounts disclosed in the Financial Instruments column of the table above represents collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions.  Amounts disclosed in the Cash Collateral Pledged column of the table above represents amounts pledged as collateral against derivative transactions and repurchase agreements, and excludes excess collateral of $9.3 million at December 31, 2013.
(2) The fair value of securities pledged against the Company’s Swaps was $67.4 million and $73.9 million at September 30, 2014 and December 31, 2013, respectively.
(3) The fair value of securities pledged against the Company’s repurchase agreements was $9.595 billion and $10.116 billion at September 30, 2014 and December 31, 2013, respectively.

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
SEPTEMBER 30, 2014

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

The Senior Notes are the Company’s senior unsecured obligations and are subordinate to all of the Company’s secured indebtedness, which includes the Company’s repurchase agreements, obligation to return securities obtained as collateral, and other financing arrangements, to the extent of the value of the collateral securing such indebtedness.

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
SEPTEMBER 30, 2014

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
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2014 through September 30, 2014:

Declaration Date	Record Date	Payment Date	Dividend Per Share
August 25, 2014	September 8, 2014	September 30, 2014	$0.46875
May 19, 2014	June 10, 2014	June 30, 2014	0.46875
February 14, 2014	February 28, 2014	March 31, 2014	0.46875

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2014 through September 30, 2014:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
September 17, 2014	September 29, 2014	October 31, 2014	$0.20	(1)
June 13, 2014	June 27, 2014	July 31, 2014	0.20
March 10, 2014	March 28, 2014	April 30, 2014	0.20

(1)  At September 30, 2014, the Company had accrued dividends and DERs payable of $74.1 million related to the common stock dividend declared on September 17, 2014.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

(c)  Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On August 8, 2013, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At September 30, 2014, 8.1 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and nine months ended September 30, 2014, the Company issued 1,185,728 and 3,421,859 shares of common stock through the DRSPP, raising net proceeds of approximately $9.5 million and $26.4 million, respectively.  From the inception of the DRSPP in September 2003 through September 30, 2014, the Company issued 29,461,623 shares pursuant to the DRSPP, raising net proceeds of $247.8 million.

(d)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”), to repurchase up to 4.0 million shares of its outstanding common stock under the Repurchase Program.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized for repurchase to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2014.  At September 30, 2014, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

 (e)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(In Thousands)	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI
Balance at the beginning of the period	$905,704	$(54,671)	$851,033	$752,912	$(15,217)	$737,695
OCI before reclassifications	(43,410)	23,500	(19,910)	116,973	(16,401)	100,572
Amounts reclassified from AOCI (1)	(13,589)	—	(13,589)	(21,180)	447	(20,733)
Net OCI during the period (2)	(56,999)	23,500	(33,499)	95,793	(15,954)	79,839
Balance at end of period	$848,705	$(31,171)	$817,534	$848,705	$(31,171)	$817,534

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2013:

	Three Months Ended September 30, 2013			Nine Months Ended September 30, 2013
(In Thousands)	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI
Balance at the beginning of the period	$700,871	$(31,967)	$668,904	$824,808	$(62,831)	$761,977
OCI before reclassifications	31,850	(19,934)	11,916	(89,847)	10,930	(78,917)
Amounts reclassified from AOCI (1)	(15,158)	—	(15,158)	(17,398)	—	(17,398)
Net OCI during the period (2)	16,692	(19,934)	(3,242)	(107,245)	10,930	(96,315)
Balance at end of period	$717,563	$(51,901)	$665,662	$717,563	$(51,901)	$665,662

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statement of comprehensive income/(loss).

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
Available-for-sale MBS:
Realized gain on sale of securities	$(13,589)	$(21,180)	Gain on sales of MBS and U.S. Treasury securities, net
Swaps designated as cash flow hedges:
De-designated Swaps	$—	$447	Other, net
Total reclassifications for period	$(13,589)	$(20,733)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

At September 30, 2014 and December 31, 2013, the Company had OTTI recognized in AOCI of $618,000 and $609,000, respectively.

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2014	2013	2014	2013
Numerator:
Net income	$78,882	$71,328	$233,796	$224,152
Dividends declared on preferred stock	(3,750)	(3,750)	(11,250)	(10,000)
Dividends, DERs and undistributed earnings allocated to participating securities	(281)	(230)	(842)	(880)
Issuance costs of redeemed preferred stock (1)	—	—	—	(3,947)
Net income to common stockholders - basic and diluted	$74,851	$67,348	$221,704	$209,325

Denominator:
Weighted average common shares for basic and diluted earnings per share (2)	369,690	363,918	368,430	361,181
Basic and diluted earnings per share	$0.20	$0.19	$0.60	$0.58

(1)	Issuance costs of redeemed preferred stock represent the original offering costs related to the Series A Preferred Stock, which was redeemed on May 16, 2013. (See Note 11)

(2)
At September 30, 2014, the Company had an aggregate of 1.6 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2014, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of approximately 358,000 shares of restricted common stock with a weighted average grant date fair value of $7.47 and approximately 1.2 million RSUs with a weighted average grant date fair value of $6.83.  These equity instruments may have a dilutive impact on future EPS.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At September 30, 2014, approximately 9.2 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

DERs

A DER is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine at its discretion.  Payments made on the Company’s existing DERs are charged to stockholders’ equity when the common stock dividends are declared to the extent that such DERs are expected to vest.  The Company made DER payments of approximately $195,000 and $645,000 during the three months ended September 30, 2014 and 2013, and approximately $557,000 and $1.9 million during the nine months ended September 30, 2014 and 2013, respectively. DER payments for the three and nine months ended September 30, 2013 reflect special cash dividends paid of $0.28 and $0.78 per share, respectively. At September 30, 2014, the Company had 1,220,724 DERs outstanding, all of which were awarded in connection with, or attached to, RSUs. A 0% forfeiture rate was assumed with respect to DERs outstanding at September 30, 2014. The DERs were scheduled to elapse over a weighted average period of 1.9 years.

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

The Company did not grant any stock options during the nine months ended September 30, 2014 and 2013.  There were no stock options exercised during the nine months ended September 30, 2014 and 20,000 stock options exercised during the nine months ended September 30, 2013.  During the three and nine months ended September 30, 2014, 5,000 stock options expired which had an exercise price of $8.40.  No stock options were cancelled or expired during the nine months ended September 30, 2013. At September 30, 2014, the Company had no stock options outstanding.

Restricted Stock

The Company awarded 32,658 and 95,718 shares of restricted common stock during the three and nine months ended September 30, 2014 and awarded zero and 28,743 shares of restricted common stock during the three and nine months ended September 30, 2013.  At September 30, 2014 and December 31, 2013, the Company had unrecognized compensation expense of $2.2 million and $3.3 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of approximately $354,000 and $413,000 on unvested shares of restricted stock at September 30, 2014 and December 31, 2013, respectively.  The unrecognized compensation expense at September 30, 2014 is expected to be recognized over a weighted average period of 2.2 years.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

Restricted Stock Units and Associated DERs

Under the terms of the 2010 Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the 2010 Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of September 30, 2014 are designated to be settled in shares of the Company’s common stock.  The Company granted 3,334 and 630,815 RSUs during the three and nine months ended September 30, 2014, respectively and granted 72,500 and 112,824 RSUs during the three and nine months ended September 30, 2013, respectively.  In addition, an aggregate of 97,164 previously awarded RSUs were forfeited by the holders’ thereof during the nine months ended September 30, 2014 in connection with the negotiation of such holders’ respective new employment agreements. All RSUs outstanding at September 30, 2014 had DERs attached or issued as separate associated instruments in connection with RSUs.  At September 30, 2014 and December 31, 2013, the Company had unrecognized compensation expense of $3.4 million and $1.6 million, respectively, related to RSUs and DERs.  The unrecognized compensation expense at September 30, 2014 is expected to be recognized over a weighted average period of 2.1 years.  A 0% forfeiture rate was assumed with respect to unvested RSUs at September 30, 2014.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014		2013
Restricted shares of common stock	$643	$404	$1,892		$1,539
RSUs	591	314	2,354	(1)	1,263
DERs	37	42	111		144
Total	$1,271	$760	$4,357		$2,946

(1) RSU expense for the nine months ended September 30, 2014 includes approximately $500,000 for a one-time grant to the Company’s chief executive officer.

(b)  Employment Agreements

At September 30, 2014, the Company had employment agreements with five of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2014	2013	2014	2013
Non-employee directors	$(11)	$(30)	$52	$22
Total	$(11)	$(30)	$52	$22

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through September 30, 2014 and December 31, 2013 that had not been distributed and the Company’s associated liability for such deferrals at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
(In Thousands)
Non-employee directors	$263	$367	$270	$382
Total	$263	$367	$270	$382

(1)  Represents the cumulative amounts that were deferred by participants through September 30, 2014 and December 31, 2013, which had not been distributed through such date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended September 30, 2014 and 2013, the Company recognized expenses for matching contributions of $65,000 and $62,000, respectively, and $195,000 and $187,000 for the nine months ended September 30, 2014 and 2013, respectively.

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
SEPTEMBER 30, 2014

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

In determining the fair value of its Non-Agency MBS and securitized debt, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants.  In valuing Non-Agency MBS, the Company understands that pricing services use observable inputs that include, in addition to trading activity observed in the marketplace, loan delinquency data, credit enhancement levels and vintage, which are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches of Legacy Non-Agency MBS that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists throughout the day from various sources, when available.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of September 30, 2014, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at September 30, 2014

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$6,174,176	$—	$6,174,176
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	4,763,326	—	4,763,326
Securities obtained and pledged as collateral	442,370	—	—	442,370
Linked Transactions	—	190,681	—	190,681
Swaps	—	4,322	—	4,322
Total assets carried at fair value	$442,370	$11,132,505	$—	$11,574,875
Liabilities:
Swaps	$—	$35,493	$—	$35,493
Obligation to return securities obtained as collateral	442,370	—	—	442,370
Total liabilities carried at fair value	$442,370	$35,493	$—	$477,863

Changes to the valuation methodologies used with respect to the Company’s financial instruments are reviewed by management to ensure any such changes result in appropriate exit price valuations.  The Company will refine its valuation methodologies as markets and products develop and pricing methodologies evolve.  The methods described above may produce fair value estimates that may not be indicative of net realizable value or reflective of future fair values.  Furthermore, while the Company believes its valuation methods are appropriate and consistent with those used by market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.  The Company uses inputs that are current as of the measurement date, which may include periods of market dislocation, during which price transparency may be reduced.  The Company reviews the classification of its financial instruments within the fair value hierarchy on a quarterly basis, and management may conclude that its financial instruments should be reclassified to a different level in the future.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at fair value, at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Agency MBS	$6,174,176	$6,174,176	$6,519,221	$6,519,221
Non-Agency MBS, including MBS transferred to consolidated VIEs	4,763,326	4,763,326	4,852,137	4,852,137
Securities obtained and pledged as collateral	442,370	442,370	383,743	383,743
Cash and cash equivalents	423,891	423,891	565,370	565,370
Restricted cash	43,751	43,751	37,520	37,520
Linked Transactions	190,681	190,681	28,181	28,181
Swaps	4,322	4,322	13,000	13,000
Residential whole loans	112,924	114,357	—	—
Financial Liabilities:
Repurchase agreements	8,125,723	8,124,355	8,339,297	8,339,071
Securitized debt	156,276	157,264	366,205	366,767
Obligation to return securities obtained as collateral	442,370	442,370	383,743	383,743
Senior Notes	100,000	105,000	100,000	98,000
Swaps	35,493	35,493	28,217	28,217

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments, demand deposit accounts and U.S. Treasury Bills.  At September 30, 2014 and December 31, 2013, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value. The Company’s investments in U.S. Treasury Bills have a carrying value which approximates fair value given the short-term to maturity of these instruments.

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

Securitized Debt: In determining the fair value of securitized debt, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants. Accordingly, the Company’s securitized debt is classified as Level 2 in the fair value hierarchy.

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
SEPTEMBER 30, 2014

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

Resecuritization transactions

Since October 2010, the Company has entered into several resecuritization transactions that resulted in the Company consolidating as VIEs the SPEs that were created to facilitate the transactions and to which the underlying assets in connection with the resecuritizations were transferred.  See Note 2(q) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with resecuritization transactions.

The following table summarizes the key details of the resecuritization transactions the Company is involved in as of September 30, 2014:

(Dollars in Thousands)	February 2012	February 2011	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	CSMC Series 2011-1R	DMSI 2010-RS2
Principal value of Non-Agency MBS sold	$433,347	$1,319,969	$985,228
Face amount of Bonds issued by the VIE and purchased by 3rd party investors (1)	$186,691	$488,389	$373,577
Outstanding amount of Senior Bonds at September 30, 2014	$67,035	$21,631	$67,610
Pass-through rate for Senior Bonds issued	2.85%	One-month LIBOR plus 100 basis points	Weighted Average Coupon Rate
Face amount of Senior Support Certificates received by the Company (2)	$220,216	$779,679	$484,630
Cash received	$186,691	$488,389	$375,621
Notional amount acquired of non-rated, interest only senior certificates (1)	$186,691	$488,389	$—
Unamortized deferred costs	$577	$202	$97

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
SEPTEMBER 30, 2014

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

As of September 30, 2014 and December 31, 2013, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $1.452 billion and $2.282 billion, respectively.  These assets are included in the Company’s consolidated balance sheets and disclosed as “Non-Agency MBS transferred to consolidated VIEs”.  As of September 30, 2014 and December 31, 2013, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $156.3 million and $366.2 million, respectively.  These Senior Bonds are included in the Company’s consolidated balance sheets and disclosed as “Securitized debt”.  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

During the quarter ended September 30, 2014 and subsequent to the outstanding balance of Senior Bonds issued by the CSMC Series 2011-7R Trust (the “Trust”) being repaid, this resecuritization financing structure was terminated. The termination was effected through an exchange of the remaining beneficial interests previously issued by the Trust and held by the Company for the underlying securities that were previously transferred to and held by the Trust at the date of termination. Following the exchange, the beneficial interests were cancelled by the trustee and the Trust was terminated. The exchange and termination of this financing structure did not result in any gain or loss to the Company. As a result of the termination, the underlying securities originally transferred as part of this resecuritization are reported as Non-Agency MBS in the Company’s consolidated balance sheets at September 30, 2014 and interest income from the underlying securities from the date of termination through September 30, 2014 is reported as Interest income from Non-Agency MBS in the Company’s consolidated statements of operations.

Prior to the completion of the Company’s first resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.

Residential Whole Loans

Included in Prepaid and other assets in the consolidated balance sheets as of September 30, 2014 is approximately $112.9 million in residential whole loans arising from the Company’s 100% equity interest in certificates issued by a trust established to acquire the loans. Based on its evaluation of its 100% interest in the trust and other factors, the Company has determined that the trust is required to be consolidated for financial reporting purposes. During the three and nine months ended September 30, 2014, approximately $1.2 million and $1.8 million, respectively, of income was recognized from residential whole loans and is included in Other income, net on the Company’s consolidated statements of operations.

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

At September 30, 2014, we had total assets of approximately $12.243 billion, of which $10.938 billion, or 89.3%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $6.174 billion of Agency MBS and $4.763 billion of Non-Agency MBS which includes $4.737 billion of Legacy Non-Agency MBS and $26.6 million of RPL/NPL MBS.  Our remaining investment-related assets were primarily comprised of cash and cash equivalents, restricted cash, collateral obtained in connection with reverse repurchase agreements, residential whole loans acquired through an interest in a consolidated trust, derivative instruments and MBS-related receivables.

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

As of September 30, 2014, approximately $7.099 billion, or 64.9%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $3.836 billion, or 35.1%, was in its contractual adjustable-rate period, or were floating rate MBS.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.  In addition, at September 30, 2014, we had $200.0 million, or 1.8%, of MBS with interest rates that reset monthly.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Non-Agency MBS may differ significantly.  For the three months ended September 30, 2014, our Agency MBS portfolio experienced a weighted average CPR of 15.1%, and our Non-Agency MBS portfolio (including Non-Agency MBS underlying our Linked Transactions) experienced a weighted average CPR of 12.7%. Over the last consecutive eight quarters, ending with September 30, 2014, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 19.7% experienced during the month ended August 31, 2013 to a low of 10.4%, experienced during the month ended March 31, 2014, with an average CPR over such quarters of 15.7%.

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

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At September 30, 2014, we had net unrealized gains of $60.4 million on our Agency MBS, comprised of gross unrealized gains of $114.1 million and gross unrealized losses of $53.7 million, and had net unrealized gains on our Non-Agency MBS of $788.3 million, comprised of gross unrealized gains of $791.5 million and gross unrealized losses of $3.1 million.  At September 30, 2014, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those MBS before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our Agency MBS and Non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings under repurchase agreements.  We have also engaged in resecuritization transactions with respect to our Non-Agency MBS, which provide access to non-recourse financing.  Even though the majority of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings and securitized debt will typically change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at September 30, 2014 were comprised of Swaps.

Our Swap derivative instruments are typically designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  Our Swaps do not extend the maturities of our repurchase agreements; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the nine months ended September 30, 2014, we entered into four new Swaps with an aggregate notional amount of $400.0 million, a weighted average fixed-pay rate of 1.95% and initial maturities ranging from five to seven years, and had Swaps with an aggregate notional amount of $564.3 million and a weighted average fixed-pay rate of 2.05% amortize and/or expire.  At September 30, 2014, we had Swaps designated in hedging relationships with an aggregate notional amount of $3.881 billion with a weighted average fixed-pay rate of 1.90% and a weighted average variable interest rate received of 0.16%.

Recent Market Conditions and Our Strategy

During 2014, we have continued to invest in residential mortgage assets, including both Agency and Non-Agency MBS and through an interest in a consolidated trust, residential whole loans.  During the three months ended September 30, 2014, we purchased $525.4 million of securitizations of RPL/NPL MBS at a weighted average purchase price of 99.9% of par value, all of which are reported as a component of Linked Transactions. In addition, we purchased $42.5 million of Legacy Non-Agency MBS purchased at a weighted average purchase price of 91.5% of par value. During the nine months ended September 30, 2014, we acquired approximately (i) $942.6 million of securitizations of RPL/NPL MBS at a weighted average purchase price of 99.9% of par value (of which $902.6 million are reported as a component of Linked Transactions), (ii) $599.3 million of Agency MBS at a weighted average purchase price of 105.9% of par value and (iii) $369.0 million of Legacy Non-Agency MBS (of which $30.2 million are reported as a component of Linked Transactions) at a weighted average purchase price of 87.9% of par value. At September 30, 2014, our combined MBS portfolio was approximately $11.920 billion (including $982.3 million MBS reported as components of Linked Transactions) compared to $11.502 billion (including $130.8 million MBS reported as components of Linked Transactions) at December 31, 2013.

 At September 30, 2014, $6.174 billion, or 56.4% of our MBS portfolio, was invested in Agency MBS.  During the three months ended September 30, 2014, the fair value of our Agency MBS decreased by $375.3 million. This was due to $346.9 million of principal repayments, $13.5 million of premium amortization and $14.9 million of decrease in net unrealized gains.

At September 30, 2014, $4.763 billion, or 43.6% of our MBS portfolio, was invested in Non-Agency MBS (excluding Legacy Non-Agency MBS and RPL/NPL MBS reported as a component of Linked Transactions).  During the three months ended

September 30, 2014, the fair value of our Non-Agency MBS holdings (excluding Legacy Non-Agency and RPL/NPL MBS reported as a component of Linked Transactions) decreased by $238.0 million. The primary components of the change during the quarter in these Non-Agency balances include $182.2 million of principal reductions, the sale of Non-Agency MBS with a fair value of $61.6 million, $66.0 million of RPL/NPL MBS that were reported as Non-Agency MBS on the trade date in June 2014, but were subsequently accounted for as Linked Transactions upon settlement in July 2014, and a reduction reflecting Non-Agency MBS price changes of $6.8 million. Partially offsetting these decreases were $42.5 million of purchases and an increase of $36.3 million as a result of certain of our Linked Transactions becoming unlinked.

In addition to our holdings of Non-Agency MBS discussed in the preceding paragraph, at September 30, 2014 $65.7 million was invested in Legacy Non-Agency MBS and $916.7 million was invested in RPL/NPL MBS that are reported as a component of Linked Transactions. During the three months ended September 30, 2014, the fair value of our Legacy Non-Agency MBS and RPL/NPL MBS that are reported as a component of Linked Transactions increased by $488.3 million. The primary components of the change during the quarter in these balances include $525.4 million of RPL/NPL MBS purchases, $66.0 million of RPL/NPL MBS that were reported as Non-Agency MBS on the trade date in June 2014, but were subsequently accounted for as Linked Transactions upon settlement in July 2014, partially offset by principal reductions of $65.4 million, a decrease of $36.3 million as a result of certain of our Linked Transactions becoming unlinked and a decrease in net unrealized gains of $1.5 million.

Our book value per common share was $8.28 as of September 30, 2014, representing a 1% decline from the end of the prior quarter. Book value per common share increased from $8.06 as of December 31, 2013 due primarily to price appreciation within the Non-Agency and Agency MBS portfolios partially offset by higher unrealized losses on Swaps.

At the end of the third quarter of 2014, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the third quarter of 2013, due to acquisition of assets in the marketplace at generally lower coupons and as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 13 basis points to 2.94% for the three months ended September 30, 2014 from 3.07% for the three months ended September 30, 2013.  The net Agency MBS yield decreased to 2.09% for the three months ended September 30, 2014, from 2.13% for the three months ended September 30, 2013.  The overall yield for our Non-Agency MBS portfolio (excluding Legacy Non-Agency and RPL/NPL MBS reported as a component of Linked Transactions) was 7.68% for the three months ended September 30, 2014 compared to 7.33% for the three months ended September 30, 2013.  The increase in the yield on our Non-Agency MBS portfolio is primarily due to increases in accretable discount due to the impact of improving credit quality on our cash flow estimates.

We continue to believe that loss-adjusted returns on Non-Agency MBS represent attractive investment opportunities. We believe that our $929.1 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows.  Home price appreciation and underlying mortgage loan amortization have decreased the loan-to-value ratio (or LTV) for many of the mortgages underlying our Non-Agency portfolio. Home price appreciation is generally due to a combination of limited housing supply, low mortgage rates, capital flows into own-to-rent foreclosure purchases and demographic-driven U.S. household formation. We estimate that the average LTV of mortgage loans underlying our Non-Agency MBS has declined from approximately 105% as of January 2012 to approximately 76% as of September 30, 2014. In addition, we estimate that the percentage of current loans underlying our Non-Agency MBS that are underwater (with LTVs greater than 100%), has declined from approximately 52% as of January 2012 to 12% at September 30, 2014. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Additionally, current to 60-days delinquent transition rates continue to decline from their 2009 peak. Further, during 2013 and the first nine months of 2014, we have also observed faster voluntary prepayment (i.e. prepayment of loans in full with no loss) speeds than originally projected. The yields on our Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Non-Agency portfolio. As a result, during the three and nine months ended September 30, 2014, $20.2 million and $80.6 million, respectively was transferred from Credit Reserve to accretable discount.  This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Non-Agency MBS. The remaining average contractual life of such assets is approximately 22 years, but based on scheduled loan amortization and prepayments (both voluntary and involuntary), loan balances will decline substantially over time. Consequently, we believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

During the three months ended September 30, 2014, we purchased, through an interest in a consolidated trust, approximately $65.1 million principal value of residential whole loans for approximately $54.4 million, bringing the carrying value of our investment in residential whole loans at September 30, 2014 to $112.9 million. Approximately $1.2 million of income was recognized on residential whole loans in our consolidated statement of operations for the three months ended September 30, 2014, representing an effective yield of 7.31% excluding servicing costs. During the nine months ended September 30, 2014, we purchased, through an interest in a consolidated trust, approximately $138.9 million principal value of residential whole loans for approximately $114.8 million and recorded approximately $1.8 million of income in our consolidated statement of operations, representing an effective yield of 7.30% excluding servicing costs.

At September 30, 2014, we have access to various sources of liquidity which we estimate exceeds $1.113 billion. This includes (i) $423.9 million of cash and cash equivalents; (ii) $411.5 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $277.1 million in estimated financing available from unpledged Non-Agency MBS. Consequently, we believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.  During the remainder of 2014 we intend to continue to selectively acquire Agency MBS, Non-Agency MBS and residential whole loans. We believe that our Legacy Non-Agency assets will benefit going forward as the existing Legacy MBS universe continues to decline in size due to prepayments, defaults and limited issuance. In addition, while the majority of the Legacy Non-Agency MBS in our portfolio will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 75% of face value at September 30, 2014.

We believe the financial environment continues to be favorably impacted by accommodative U.S. monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At September 30, 2014, our debt consisted of borrowings under repurchase agreements with 26 counterparties, securitized debt, Senior Notes outstanding, and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 2.7 times.  (See table on page 65 under Results of Operations that presents our quarterly leverage multiples since September 30, 2013.)

Information About Our Assets

The tables below present certain information about our asset allocation at September 30, 2014:

ASSET ALLOCATION

GAAP Basis	Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (1)		MBS Portfolio	Residential Whole Loans (2)	Cash (3)	Other, net (4)		Total
(Dollars in Thousands)
Amortized Cost	$6,113,801		$3,948,342		$26,654		$10,088,797	$112,924	$467,642	$180,635		$10,849,998
Market Value	$6,174,176		$4,736,719		$26,607		$10,937,502	$112,924	$467,642	$180,635		$11,698,703
Less Payable for Unsettled Purchases	—		—		—		—	(31,789)	—	—		(31,789)
Less Repurchase Agreements	(5,417,797)		(2,700,880)		(7,046)		(8,125,723)	—	—	—		(8,125,723)
Less Securitized Debt	—		(156,276)		—		(156,276)	—	—	—		(156,276)
Less Senior Notes	—		—		—		—	—	—	(100,000)		(100,000)
Equity Allocated	$756,379		$1,879,563		$19,561		$2,655,503	$81,135	$467,642	$80,635		$3,284,915
Less Swaps at Market Value	—		—		—		—	—	—	(31,171)		(31,171)
Net Equity Allocated	$756,379		$1,879,563		$19,561		$2,655,503	$81,135	$467,642	$49,464		$3,253,744
Debt/Net Equity Ratio (5)	7.16	x	1.52	x	0.36	x					2.72	x

Non-GAAP Adjustments	Agency MBS	Legacy Non-Agency MBS (6)	RPL/NPL MBS (6)	MBS Portfolio	Residential Whole Loans (2)	Cash (3)	Other, net (6)	Total
(Dollars in Thousands)
Amortized Cost	$—	$60,588	$915,839	$976,427	$—	$—	$(192,145)	$784,282
Market Value	$—	$65,656	$916,652	$982,308	$—	$—	$(192,145)	$790,163
Repurchase Agreements	—	394,954	(742,747)	(347,793)	—	—	—	(347,793)
Multi-year Collateralized Financing Arrangements	—	(442,370)	—	(442,370)	—	—	—	(442,370)
Equity Allocated	$—	$18,240	$173,905	$192,145	$—	$—	$(192,145)	$—
Less Swaps at Market Value	—	—	—	—	—	—	—	—
Net Equity Allocated	$—	$18,240	$173,905	$192,145	$—	$—	$(192,145)	$—

Non-GAAP Basis	Agency MBS		Legacy Non-Agency MBS (6)		RPL/NPL MBS (6)		MBS Portfolio	Residential Whole Loans (2)	Cash (3)	Other, net (7)		Total
(Dollars in Thousands)
Amortized Cost	$6,113,801		$4,008,930		$942,493		$11,065,224	$112,924	$467,642	$(11,510)		$11,634,280
Market Value	$6,174,176		$4,802,375		$943,259		$11,919,810	$112,924	$467,642	$(11,510)		$12,488,866
Less Payable for Unsettled Purchases	—		—		—		—	(31,789)	—	—		(31,789)
Less Repurchase Agreements	(5,417,797)		(2,305,926)		(749,793)		(8,473,516)	—	—	—		(8,473,516)
Less Multi-year Collateralized Financing Arrangements	—		(442,370)		—		(442,370)	—	—	—		(442,370)
Less Securitized Debt	—		(156,276)		—		(156,276)	—	—	—		(156,276)
Less Senior Notes	—		—		—		—	—	—	(100,000)		(100,000)
Equity Allocated	$756,379		$1,897,803		$193,466		$2,847,648	$81,135	$467,642	$(111,510)		$3,284,915
Less Swaps at Market Value	—		—		—		—	—	—	(31,171)		(31,171)
Net Equity Allocated	$756,379		$1,897,803		$193,466		$2,847,648	$81,135	$467,642	$(142,681)		$3,253,744
Debt/Net Equity Ratio (8)	7.16	x	1.53	x	3.88	x					2.97	x

(1)
Represents private-label MBS issued in 2013 and 2014 in which the underlying collateral consists of re-performing/non-performing loans that were originated in prior years. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
Amount disclosed as market value reflects the carrying value and is included in Prepaid and other assets on our consolidated balance sheets as of September 30, 2014. These assets are acquired through a consolidated trust. No debt-to-equity ratio is presented for residential whole loans, as unsettled purchases were settled in cash in October 2014.

(3)	Includes cash and cash equivalents and restricted cash.

(4)
Includes securities obtained and pledged as collateral, Linked Transactions, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral, interest payable, dividends payable and accrued expenses and other liabilities.

(5)
For the Agency, Non-Agency and RPL/NPL MBS portfolios, represents the sum of borrowings under repurchase agreements, payable for unsettled MBS purchases and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes the obligation to return securities obtained as collateral of $442.4 million and Senior Notes.

(6)
Includes Legacy Non-Agency and RPL/NPL MBS and repurchase agreements underlying Linked Transactions.  The purchase of a Non-Agency MBS and contemporaneous repurchase borrowing of this MBS with the same counterparty are accounted for under GAAP as a “linked transaction.”  The two components of a linked transaction (MBS and associated borrowings under a repurchase agreement) are evaluated on a combined basis and are presented net as “Linked Transactions” on our consolidated balance sheets. Amounts reported in the Non-Agency MBS column also includes the adjustment to reflect Non-Agency financing under multi-year collateralized financing arrangements of $442.4 million, while borrowings under repurchase agreements of $444.0 million for which U.S. Treasury securities are pledged as collateral is reclassified to other, net.

(7)
Includes securities obtained and pledged as collateral, interest receivable, goodwill, prepaid and other assets, borrowings under repurchase agreements of $444.0 million for which U.S. Treasury securities are pledged as collateral, interest payable, dividends payable, and accrued expenses and other liabilities.

(8)
For the Agency, Non-Agency and RPL/NPL MBS portfolios, represents the sum of borrowings under repurchase agreements (including an aggregate of $791.8 million repurchase agreements underlying linked transactions), payable for unsettled MBS purchases, multi-year collateralized financing arrangements of $442.4 million and securitized debt as a multiple of net equity allocated.  The numerator of our total debt-to-equity ratio also includes borrowings under repurchase agreements of $444.0 million for which U.S. Treasury securities are pledged as collateral and Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of September 30, 2014 and December 31, 2013:

September 30, 2014

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	Weighted Average 3 Month CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,771,960	104.3%	103.1%	$1,827,449	29	3.02%	9.2%
HARP (4)	183,877	104.7	103.0	189,328	28	3.00	6.5
Other (Post June 2009) (5)	204,278	103.9	106.7	217,918	48	4.15	14.4
Other (Pre June 2009) (6)	1,094	104.9	107.1	1,172	64	4.50	20.5
Total 15-Year Fixed Rate	$2,161,209	104.3%	103.5%	$2,235,867	31	3.13%	9.5%

Hybrid:
Other (Post June 2009) (5)	$2,491,328	104.4%	105.1%	$2,619,592	41	3.18%	21.7%
Other (Pre June 2009) (6)	1,087,498	101.7	106.9	1,162,065	94	2.93	11.7
Total Hybrid	$3,578,826	103.6%	105.7%	$3,781,657	57	3.11%	18.7%
CMO/Other	$147,682	102.5%	104.8%	$154,778	161	2.42%	8.6%
Total Portfolio	$5,887,717	103.8%	104.8%	$6,172,302	50	3.10%	15.1%

December 31, 2013

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	Weighted Average 3 Month CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,977,798	104.3%	101.8%	$2,012,876	20	3.04%	7.2%
HARP (4)	205,895	104.7	101.8	209,597	19	3.01	6.3
Other (Post June 2009) (5)	222,691	103.7	106.1	236,253	40	4.16	17.0
Other (Pre June 2009) (6)	1,256	104.9	106.7	1,340	55	4.50	0.5
Total 15-Year Fixed Rate	$2,407,640	104.3%	102.2%	$2,460,066	22	3.14%	8.0%

Hybrid:
Other (Post June 2009) (5)	$2,502,413	104.1%	104.4%	$2,612,108	32	3.22%	17.7%
Other (Pre June 2009) (6)	1,202,227	101.4	106.0	1,274,745	84	3.28	13.2
Total Hybrid	$3,704,640	103.2%	104.9%	$3,886,853	49	3.24%	16.2%
CMO/Other	$164,639	102.5%	104.0%	$171,182	154	2.44%	8.7%
Total Portfolio	$6,276,919	103.6%	103.8%	$6,518,101	41	3.18%	12.9%

(1)  Does not include principal payments receivable of $1.9 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively.
(2)  Weighted average is based on MBS current face at September 30, 2014 and December 31, 2013, respectively.
(3)  Low loan balance represents MBS collateralized by mortgages with original loan balance of less than or equal to $175,000.
(4)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.
(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.
(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of September 30, 2014 and December 31, 2013:

September 30, 2014

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	Weighted Average 3 Month CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$1,001,750	104.0%	101.0%	$1,011,700	21	3.04%	100%	6.6%
3.0%	432,683	105.9	103.3	447,166	27	3.49	100	8.8
3.5%	12,639	103.5	105.5	13,328	47	4.17	100	15.5
4.0%	607,644	103.5	106.9	649,514	46	4.40	79	13.7
4.5%	106,493	105.2	107.2	114,159	50	4.88	32	14.8
Total 15-Year Fixed Rate	$2,161,209	104.3%	103.5%	$2,235,867	31	3.61%	91%	9.5%
December 31, 2013

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	Weighted Average 3 Month CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$1,096,097	104.0%	99.2%	$1,086,853	12	3.04%	100%	4.0%
3.0%	481,174	105.9	102.1	491,212	18	3.49	100	5.5
3.5%	15,429	103.5	104.8	16,162	38	4.16	100	24.1
4.0%	688,213	103.4	106.2	730,542	37	4.40	80	13.8
4.5%	126,727	105.2	106.8	135,297	41	4.87	32	15.8
Total 15-Year Fixed Rate	$2,407,640	104.3%	102.2%	$2,460,066	22	3.62%	91%	8.0%

(1)  Does not include principal payments receivable of $1.9 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively.
(2)  Weighted average is based on MBS current face at September 30, 2014 and December 31, 2013, respectively.
(3)  Low Loan Balance represents MBS collateralized by mortgages with original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of September 30, 2014 and December 31, 2013:

September 30, 2014

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	Weighted Average 3 Month CPR
Hybrid Post June 2009:
Agency 5/1	$1,032,025	104.2%	106.2%	$1,095,991	3.29%	48	12	21%	26.8%
Agency 7/1	1,148,267	104.5	104.6	1,201,651	3.08	37	46	20	19.1
Agency 10/1	311,036	104.8	103.5	321,950	3.23	33	86	59	14.2
Total Hybrids Post June 2009	$2,491,328	104.4%	105.1%	$2,619,592	3.18%	41	37	25%	21.7%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$865,121	101.8%	106.8%	$923,887	2.33%	97	6	56%	8.8%
Coupon >= 4.5% (6)	222,377	101.2	107.1	238,178	5.29	82	14	80	22.5
Total Hybrids Pre June 2009	$1,087,498	101.7%	106.9%	$1,162,065	2.93%	94	7	61%	11.7%
Total Hybrids	$3,578,826	103.6%	105.7%	$3,781,657	3.11%	57	28	36%	18.7%

December 31, 2013

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	Weighted Average 3 Month CPR
Hybrid Post June 2009:
Agency 5/1	$921,849	103.5%	105.5%	$972,201	3.37%	39	20	24%	23.8%
Agency 7/1	1,233,187	104.4	104.2	1,284,739	3.09	28	55	21	15.1
Agency 10/1	347,377	104.8	102.2	355,168	3.27	24	95	57	10.9
Total Hybrids Post June 2009	$2,502,413	104.1%	104.4%	$2,612,108	3.22%	32	48	27%	17.7%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$860,491	101.5%	105.9%	$910,849	2.44%	88	6	56%	8.8%
Coupon >= 4.5% (6)	341,736	101.2	106.5	363,896	5.40	73	20	77	23.5
Total Hybrids Pre June 2009	$1,202,227	101.4%	106.0%	$1,274,745	3.28%	84	10	62%	13.2%
Total Hybrids	$3,704,640	103.2%	104.9%	$3,886,853	3.24%	49	35	38%	16.2%

(1)  Does not include principal payments receivable of $1.9 million and $1.1 million at September 30, 2014 and December 31, 2013, respectively.
(2)  Weighted average is based on MBS current face at September 30, 2014 and December 31, 2013, respectively.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest only period.  Percentage is based on MBS current face at September 30, 2014 and December 31, 2013, respectively.
(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.
(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS: (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements; and (iii) on a combined basis (Non-GAAP) as of September 30, 2014 and December 31, 2013:

(In Thousands)	September 30, 2014		December 31, 2013
(i) Non-Agency MBS (GAAP - excluding Linked Transactions)
Face/Par	$5,329,823		$5,616,038
Fair Value	4,763,326		4,852,137
Amortized Cost	3,974,996		4,113,600
Purchase Discount Designated as Credit Reserve and OTTI	(929,100)	(1)	(1,043,037)	(2)
Purchase Discount Designated as Accretable	(426,351)		(460,039)
Purchase Premiums	624		638
(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par	$989,314		$134,430
Fair Value	982,308		130,790
Amortized Cost	976,427		126,497
Purchase Discount Designated as Credit Reserve	(11,010)		(4,721)
Purchase Discount Designated as Accretable	(1,877)		(3,212)
(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Face/Par	$6,319,137		$5,750,468
Fair Value	5,745,634		4,982,927
Amortized Cost	4,951,423		4,240,097
Purchase Discount Designated as Credit Reserve and OTTI	(940,110)	(3)	(1,047,758)	(4)
Purchase Discount Designated as Accretable	(428,228)		(463,251)
Purchase Premiums	624		638

(1)  Includes discount designated as Credit Reserve of $897.7 million and OTTI of $31.4 million.
(2)  Includes discount designated as Credit Reserve of $998.5 million and OTTI of $44.5 million.
(3)  Includes discount designated as Credit Reserve of $908.7 million and OTTI of $31.4 million.
(4)  Includes discount designated as Credit Reserve of $1.003 billion and OTTI of $44.5 million.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the three months ended September 30, 2014 and September 30, 2013 on both a GAAP and Non-GAAP basis:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(986,842)	$(436,111)	$(1,264,971)	$(396,581)
Accretion of discount		25,504	—	19,556
Realized credit losses	20,733	—	48,642	—
Purchases	(4,200)	272	(851)	879
Sales	21,024	4,169	27,178	4,248
Transfers/release of credit reserve	20,185	(20,185)	71,010	(71,010)
Balance at the end of period	$(929,100)	$(426,351)	$(1,118,992)	$(442,908)

Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(11,094)	$(1,720)	$(5,523)	$(2,266)
Accretion of discount	—	268	—	230
Realized credit losses	417	—	146	—
Purchases	—	(758)	—	(939)
Transfers/release of credit reserve	(333)	333	—	—
Balance at the end of period	$(11,010)	$(1,877)	$(5,377)	$(2,975)

Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(997,936)	$(437,831)	$(1,270,494)	$(398,847)
Accretion of discount	—	25,772	—	19,786
Realized credit losses	21,150	—	48,788	—
Purchases	(4,200)	(486)	(851)	(60)
Sales	21,024	4,169	27,178	4,248
Transfers/release of credit reserve	19,852	(19,852)	71,010	(71,010)
Balance at the end of period	$(940,110)	$(428,228)	$(1,124,369)	$(445,883)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the nine months ended September 30, 2014 and September 30, 2013 on both a GAAP and Non-GAAP basis:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,043,037)	$(460,039)	$(1,380,506)	$(371,626)
Accretion of discount	—	78,701	—	48,305
Realized credit losses	69,129	—	137,324	—
Purchases	(70,535)	25,314	(74,238)	30,533
Sales	34,780	10,236	38,150	10,158
Transfers/release of credit reserve	80,563	(80,563)	160,278	(160,278)
Balance at the end of period	$(929,100)	$(426,351)	$(1,118,992)	$(442,908)

Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(4,721)	$(3,212)	$(6,051)	$(2,409)
Accretion of discount	—	828	—	502
Realized credit losses	667	—	545	—
Purchases	(6,738)	289	—	(939)
Transfers/release of credit reserve	(218)	218	129	(129)
Balance at the end of period	$(11,010)	$(1,877)	$(5,377)	$(2,975)

Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,047,758)	$(463,251)	$(1,386,557)	$(374,035)
Accretion of discount	—	79,529	—	48,807
Realized credit losses	69,796	—	137,869	—
Purchases	(77,273)	25,603	(74,238)	29,594
Sales	34,780	10,236	38,150	10,158
Transfers/release of credit reserve	80,345	(80,345)	160,407	(160,407)
Balance at the end of period	$(940,110)	$(428,228)	$(1,124,369)	$(445,883)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents information with respect to the yield components of our Non-Agency MBS for the three months ended September 30, 2014 and September 30, 2013:

	Three Months Ended
Non-Agency MBS	September 30, 2014	September 30, 2013
Coupon Yield (1)	5.17%	5.59%
Effective Yield Adjustment (2)	2.51	1.74
Net Yield	7.68%	7.33%

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

In addition, in connection with our financing strategy for Non-Agency MBS, we have entered into contemporaneous repurchase agreement and reverse repurchase agreement transactions with a single counterparty.  The transactions effectively result in us pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral in connection with the reverse repurchase agreement. Both the repurchase agreement and the reverse repurchase agreement have a contractual maturity of January 2016 with no net exchange of cash at inception. The U.S. Treasury collateral obtained is pledged as collateral in a subsequent repurchase agreement transaction with a different counterparty for cash. This subsequent repurchase transaction has a term of 90 days at inception. For purposes of presentation of its repurchase agreement financing liabilities in the Non-GAAP Asset Allocation table on page 48, the obligation to return the $442 million of U.S. Treasury collateral, is separately presented as “Multi-year collateralized financing arrangements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.  In addition, the asset balance for U.S. Treasury securities obtained as collateral and the repurchase agreement liability to the second counterparty to which we pledged those U.S Treasury securities as collateral are included in the “Other, net” column as we believe net presentation is consistent with the economic substance of the transactions. However, GAAP prohibits offsetting of this asset and liability for a number of reasons, including the fact that the counterparties to these transactions are different, and there is no legal right of offset. For GAAP presentation purposes, the repurchase agreement liability against which we have pledged U.S. Treasuries is disclosed as “Repurchase Agreements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.  In addition, the asset balance for the U.S. Treasury securities obtained as collateral and the liability balance for the obligation to return this collateral are included in the “Other, net” column.  However, management considers that the Non-GAAP Asset Allocation table presented on page 48 more appropriately reflects the economic substance of the transactions.  Consequently, this presentation constitutes a Non-GAAP financial measure within the meaning of Regulation G, as promulgated by the SEC.  The Non-GAAP presentation of liabilities associated with the Company’s collateralized financing arrangements does not impact the overall calculation of Debt/Net Equity for the Company as a whole.

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at September 30, 2014 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	One to Five Years		Five to Ten Years		Over Ten Years		Total MBS (1)
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$259	3.68%	$6,799	2.30%	$5,001,817	2.25%	$5,008,875	$5,079,098	2.25%
Freddie Mac	—	—	—	—	1,093,168	2.23	1,093,168	1,083,010	2.23
Ginnie Mae	—	—	—	—	11,758	1.62	11,758	12,068	1.62
Total Agency MBS	$259	3.68%	$6,799	2.30%	$6,106,743	2.24%	$6,113,801	$6,174,176	2.24%
Non-Agency MBS	$2,585	4.23%	$16,568	6.28%	$3,955,843	7.70%	$3,974,996	$4,763,326	7.70%
Total MBS	$2,844	4.18%	$23,367	5.12%	$10,062,586	4.39%	$10,088,797	$10,937,502	4.36%

(1)  We did not have any MBS with contractual maturities of less than one year at September 30, 2014.

Exposure to Financial Counterparties

We finance the acquisition of a significant portion of our MBS with repurchase agreements. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 0% - 6% of the amount borrowed (U.S. Treasury and Agency MBS collateral) to up to 60% (Non-Agency MBS collateral). Consequently, while repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheets, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

The table below summarizes our exposure to our counterparties at September 30, 2014, by country of domicile:

Country	Number of Counterparties	Repurchase Agreement Financing		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland	3	$1,656,822		$—	$745,965	6.09%
United Kingdom	2	1,136,074		(4,226)	325,543	2.66
France	1	439,716		—	26,056	0.21
Holland	1	391,176		1,677	14,340	0.12
Germany	1	—		444	3,983	0.03
Total	8	3,623,788		(2,105)	1,115,887	9.11%
Other Countries:
United States (3)	13	$4,343,513		$(29,066)	$725,732	5.93%
Japan	4	611,212		—	34,977	0.29
Canada	2	704,717		—	179,387	1.47
China	1	134,300		—	7,490	0.06
Total	20	5,793,742		(29,066)	947,586	7.75%
Total Counterparty Exposure	28	$9,417,530	(4)(5)	$(31,171)	$2,063,473	16.86%

(1)
Represents for each counterparty the amount of cash and/or securities pledged as collateral less the aggregate of repurchase agreement financing, Swaps at fair value, and net interest receivable/payable on all such instruments.

(2)	Includes European-based counterparties as well as U.S.-domiciled subsidiaries of the European parent entity.

(3)	Includes one counterparty that is a central clearing house for our Swaps.

(4)	Includes $500.0 million of repurchase agreements entered into in connection with contemporaneous repurchase and reverse repurchase agreements with a single counterparty.

(5)	Includes $791.8 million of repurchase agreements which are a component of our Linked Transactions.

At September 30, 2014, we did not use credit default Swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Weak economic conditions in Europe could potentially impact our major European financial counterparties, with the possibility that this would also impact the operations of their U.S. domiciled subsidiaries. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general. Management monitors our exposure to our repurchase agreement and Swap counterparties on a regular basis, using various methods, including review of recent rating agency actions or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements and/or the fair value of Swaps with our counterparties. We intend to make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements, or take other necessary actions to reduce the amount of our exposure to a counterparty when such actions are considered necessary.

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

We estimate that for the nine months ended September 30, 2014, our taxable income was approximately $198.5 million. Based on dividends paid or declared during the nine months ended September 30, 2014, we have undistributed taxable income of approximately $19.9 million, or $0.05 per share. We have until the filing of our 2014 tax return (due not later than September 15, 2015) to declare the distribution of any 2014 REIT taxable income not previously distributed.

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

Results of Operations

Quarter Ended September 30, 2014 Compared to the Quarter Ended September 30, 2013

General

For the third quarter of 2014, we had net income available to common stock and participating securities of $75.1 million, or $0.20 per basic and diluted common share, compared to net income available to common stock and participating securities of $67.6 million, or $0.19 per basic and diluted common share, for the third quarter of 2013.  The increase in net income available to our common stock and participating securities, and the increase of this item on a per share basis primarily reflects the absence in the third quarter of 2014 of an $8.7 million unrealized loss on TBA positions and a $2.0 million charge related to the impairment of resecuritization related costs recognized during the third quarter of 2013 and a $2.0 million increase in unrealized net gains and net interest income from Linked Transactions. Yields on Agency MBS were lower compared to the prior year period and were impacted by lower coupon yields. Non-Agency MBS yields were higher compared to the prior year period due primarily to the impact of credit reserve releases.

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

For the third quarter of 2014, our net interest spread and margin were 2.30% and 2.67%, respectively, compared to a net interest spread and margin of 2.24% and 2.63%, respectively, for the third quarter of 2013. Although our net interest spread and margin increased, our net interest income decreased by $4.9 million, or 6.4% to $71.6 million from $76.5 million for the third quarter of 2013.  This decrease primarily reflects the impact of the lower average balance of our MBS portfolio as measured by amortized cost, increased Non-Agency MBS borrowing costs (including the impact of allocated Swap expense), partially offset by a decrease in the average balance of securitized debt, lower Agency MBS borrowing costs and higher yielding Non-Agency MBS due to improved credit performance. The net interest spread on our Agency MBS portfolio decreased to 0.95% for the third quarter of 2014 compared to 1.01% for the third quarter of 2013. The net interest spread on our Non-Agency MBS portfolio increased to 4.72% for the third quarter of 2014 compared to 4.42% for the third quarter of 2013.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended September 30, 2014 and 2013.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended September 30,
	2014				2013
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$6,319,985		$33,066	2.09%	$6,778,969		$36,158	2.13%
Non-Agency MBS (1)	4,053,778		77,874	7.68	4,492,861		82,303	7.33
Total MBS	10,373,763		110,940	4.28	11,271,830		118,461	4.20
Cash and cash equivalents (2)	387,984		20	0.02	436,816		21	0.02
Total interest-earning assets	10,761,747		110,960	4.12	11,708,646		118,482	4.05
Total non-interest-earning assets	1,721,751				1,157,365
Total assets	$12,483,498				$12,866,011

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements (3)	$5,606,953		$16,052	1.14	$5,966,140		$16,848	1.12
Non-Agency repurchase agreements (3)	2,660,952		19,883	2.96	2,713,270		20,265	2.96
Total repurchase agreements	8,267,905		35,935	1.72	8,679,410		37,113	1.70
Securitized debt	190,753		1,415	2.94	440,665		2,830	2.55
Senior Notes	100,000		2,008	8.03	100,000		2,007	8.03
Total interest-bearing liabilities	8,558,658		39,358	1.82	9,220,075		41,950	1.81
Total non-interest-bearing liabilities	645,002				542,139
Total liabilities	9,203,660				9,762,214
Stockholders’ equity	3,279,838				3,103,797
Total liabilities and stockholders’ equity	$12,483,498				$12,866,011

Net interest income/ net interest rate spread (4)			$71,602	2.30%			$76,532	2.24%
Net interest-earning assets/ net interest margin (5)	$2,203,089			2.67%	$2,488,571			2.63%
Ratio of interest-earning assets to interest-bearing liabilities	1.26	x			1.27	x

(1)
Yields presented throughout this Quarterly Report on Form 10-Q are calculated using average amortized cost data for MBS which excludes unrealized gains and losses and includes principal payments receivable on MBS.  For GAAP reporting purposes, MBS purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.  Includes Non-Agency MBS transferred to consolidated VIEs. Excludes Non-Agency MBS reported as a component of Linked Transactions.

(2)	Includes average interest-earning cash, cash equivalents and restricted cash.

(3)
Average cost of repurchase agreements includes the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration. Excludes interest expense associated with repurchase agreements reported as a component of Linked Transactions.

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

	Three Months Ended September 30, 2014
	Compared to
	Three Months Ended September 30, 2013
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(2,376)	$(716)	$(3,092)
Non-Agency MBS	(8,275)	3,846	(4,429)
Cash and cash equivalents	(2)	1	(1)
Total net change in income from interest-earning assets	$(10,653)	$3,131	$(7,522)

Interest-bearing liabilities:
Agency repurchase agreements	$(1,043)	$227	$(816)
Non-Agency repurchase agreements	(369)	7	(362)
Securitized debt	(1,798)	383	(1,415)
Senior Notes	—	1	1
Total net change in expense of interest-bearing liabilities	$(3,210)	$618	$(2,592)
Net change in net interest income	$(7,443)	$2,513	$(4,930)

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
September 30, 2014	2.30%	2.67%
June 30, 2014	2.42	2.80
March 31, 2014	2.44	2.84
December 31, 2013	2.34	2.75
September 30, 2013	2.24	2.63

(1)  Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)  Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency and Non-Agency MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
September 30, 2014	2.09%	1.14%	0.95%	7.68%	2.96%	4.72%	4.28%	1.75%	2.53%
June 30, 2014	2.26	1.13	1.13	7.71	3.11	4.60	4.36	1.77	2.59
March 31, 2014	2.39	1.21	1.18	7.80	2.99	4.81	4.50	1.80	2.70
December 31, 2013	2.37	1.26	1.11	7.77	3.01	4.76	4.48	1.85	2.63
September 30, 2013	2.13	1.12	1.01	7.33	2.91	4.42	4.20	1.74	2.46

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency cost of funding includes 82, 81, 85, 86 and 74 basis points and Non-Agency cost of funding includes 89, 88, 74, 72 and 57 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the third quarter of 2014 decreased by $3.1 million, or 8.6% to $33.1 million from $36.2 million for the third quarter of 2013.  This change primarily reflects a $459.0 million decrease in the average amortized cost of our Agency MBS portfolio to $6.320 billion for the third quarter of 2014 from $6.779 billion for the third quarter of 2013 and a decrease in the net yield on our Agency MBS to 2.09% for the third quarter of 2014 from 2.13% for the third quarter of 2013. At the end of the third quarter of 2014, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the third quarter of 2013, due to acquisition of assets in the marketplace at generally lower coupons and as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 13 basis points to 2.94% for the third quarter of 2014 from 3.07% for the third quarter of 2013.  During the third quarter of 2014, our Agency MBS portfolio experienced an 15.1% CPR and we recognized $13.5 million of net premium amortization compared to a CPR of 19.3% and $15.8 million of net premium amortization for the third quarter of 2013. At September 30, 2014, we had net purchase premiums on our Agency MBS of $224.2 million, or 3.8% of current par value, compared to net purchase premiums of $226.8 million and 3.6% of par value at December 31, 2013.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) decreased $4.4 million, or 5.4%, for the third quarter of 2014 to $77.9 million compared to $82.3 million for the third quarter of 2013, primarily due to the decrease in the amortized cost of our Non-Agency MBS portfolio, partially offset by the increase in the net yield on our Non-Agency MBS portfolio. Our Non-Agency MBS portfolio yielded 7.68% for the third quarter of 2014 compared to 7.33% for the third quarter of 2013. For the third quarter of 2014, the average amortized cost of our Non-Agency MBS (excluding Non-Agency MBS reported as a component of Linked Transactions) decreased by $439.1 million or 9.8%, to $4.054 billion from $4.493 billion for the third quarter of 2013.  The increase in the yield on our Non-Agency MBS is primarily due to increases in accretable discount partially offset by changes in the forward yield curve.  During the third quarter of 2014, we recognized net purchase discount accretion of $25.5 million on our Non-Agency MBS, compared to $19.5 million for the third quarter of 2013.  At September 30, 2014, we had net purchase discounts of $1.355 billion, including Credit Reserve and previously recognized OTTI of $929.1 million, on our Non-Agency MBS, or 25.4% of par value.  During the third quarter of 2014 we reallocated $20.2 million of purchased discount designated as Credit Reserve to accretable purchase discount.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR
September 30, 2014	2.94%	2.09%	15.11%	5.17%	7.68%	12.71%	3.81%	4.28%	13.94%
June 30, 2014	2.99	2.26	13.05	5.27	7.71	12.05	3.87	4.36	12.58
March 31, 2014	3.01	2.39	11.54	5.19	7.80	11.90	3.86	4.50	11.71
December 31, 2013	3.04	2.37	12.87	5.40	7.77	14.16	3.96	4.48	13.42
September 30, 2013	3.07	2.13	19.25	5.59	7.33	18.15	4.07	4.20	18.77

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

Interest Expense

Our interest expense for the third quarter of 2014 decreased by $2.6 million, or 6.2% to $39.4 million, from $42.0 million for the third quarter of 2013.  This decrease primarily reflects a decrease in the average balance of securitized debt, a decrease in our average borrowings to finance Agency MBS and Non-Agency MBS and the lower effective interest rate paid on borrowings to finance Agency MBS, which was partially offset by higher effective funding costs associated with Non-Agency MBS, including allocated Swap financing costs, and securitized debt.

At September 30, 2014, we had repurchase agreement borrowings of $8.126 billion of which $3.881 billion was hedged with Swaps, and securitized debt of $156.3 million.  At September 30, 2014, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 1.90% and extended 49 months on average with a maximum remaining term of approximately 107 months.

The following table presents information about our securitized debt at September 30, 2014:

	At September 30, 2014
Benchmark Interest Rate	Securitized Debt	Interest Rate
(Dollars in Thousands)
30 Day LIBOR + 100 basis points	$21,631	1.16%
Fixed Rate	67,035	2.85
Weighted Average Coupon Rate	67,610	3.81
Total	$156,276	3.03%

The effective interest rate paid on our borrowings increased slightly to 1.82% for the quarter ended September 30, 2014 from 1.81% for the quarter ended September 30, 2013.  This increase reflects additional higher cost financing (including the allocation of Swap expense) associated with our Non-Agency MBS portfolio partially offset by the lower average balance of Agency and Non-Agency repurchase agreements and securitized debt.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $17.5 million or 81 basis points, for the third quarter of 2014, compared to interest expense of $15.9 million, or 68 basis points, for the third quarter of 2013.  The weighted average fixed-pay rate on our Swaps designated as hedges decreased to 1.91% for the quarter ended September 30, 2014 from 2.07% for the quarter ended September 30, 2013.  The weighted average variable interest rate received on our Swaps designated as hedges decreased to 0.16% for the quarter ended September 30, 2014 from 0.20% for the quarter ended September 30, 2013.  During the quarter ended September 30, 2014, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $46.3 million and a weighted average fixed-pay rate of 2.84% amortize and/or expire.

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

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

At the Period Ended	GAAP Leverage Multiple (1)	Non-GAAP Leverage Multiple (2)
September 30, 2014	2.7	3.0
June 30, 2014	2.8	2.9
March 31, 2014	2.9	3.0
December 31, 2013	2.9	3.0
September 30, 2013	3.0	3.1

(1)
Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity.

(2)
The Non-GAAP Leverage Multiple reflects the sum of our borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, obligations to return securities obtained as collateral, Senior Notes and borrowings that are reported on our consolidated balance sheets as a component of Linked Transactions of $791.8 million, $387.5 million, $206.0 million, $102.7 million and $82.4 million at September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively.  We present a Non-GAAP leverage multiple since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple.  (See Note 5 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

OTTI

During the third quarters of 2014 and 2013, we did not recognize any OTTI charges through earnings against our Non-Agency MBS. At September 30, 2014, we had 295 Agency MBS with a gross unrealized loss of $53.7 million and 27 Non-Agency MBS with a gross unrealized loss of $3.1 million.  Impairments on Agency MBS in an unrealized loss position at September 30, 2014 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such MBS, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in the Company’s analysis of expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI.

Other Income, net

For the third quarter of 2014, other income, net increased by $12.1 million to $17.7 million from $5.6 million for the third quarter of 2013.  Other income, net for the third quarter of 2014 primarily reflects $13.9 million of net gains realized on the sale of certain Non-Agency MBS, unrealized net gains and net interest income of $2.6 million on our Linked Transactions, and approximately $1.2 million in income from an investment in residential whole loans through our interest in a consolidated trust. During the three months ended September 30, 2014, we sold Non-Agency MBS for $61.6 million, realizing gross gains of $13.9 million. During the three months ended September 30, 2013, we sold certain Non-Agency MBS for $102.2 million, realizing gross gains of $13.7 million. The unrealized net gains and net interest income from Linked Transactions of $2.6 million for the three months ended September 30, 2014 included interest income of $6.6 million on the underlying Non-Agency MBS, interest expense of $2.2 million on the borrowings under repurchase agreements and a decline of $1.8 million in the fair value of the underlying securities.  The unrealized net gains and net interest income on Linked Transactions of $544,000 for the three months ended September 30, 2013 included interest income of $1.1 million on the underlying Non-Agency MBS, interest expense of $275,000 on the borrowings under repurchase agreements and a decline of $290,000 in the fair value of the underlying securities.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions. During the three months ended September 30, 2014, certain of our Linked Transactions became unlinked, resulting in our recording Non-Agency MBS with a fair value of $36.3 million on our consolidated balance sheets. The $8.7 million of unrealized losses on TBA short positions for the third quarter of 2013 reflects unrealized losses on the sale of $350.0 million notional of 15-year Agency MBS 2.5% TBA securities.

Operating and Other Expense

For the third quarter of 2014, we had compensation and benefits and other general and administrative expense of $9.8 million, or 1.19% of average equity, compared to $8.7 million, or 1.13% of average equity, for the third quarter of 2013.  The $676,000 increase in our compensation and benefits expense to $6.0 million for the third quarter of 2014, compared to $5.3 million for the third quarter of 2013, primarily reflects increases in equity-based compensation and bonus expenses. Our other general and administrative expenses increased by $397,000 to $3.8 million for the quarter ended September 30, 2014 compared to $3.4 million for the quarter ended September 30, 2013.  The increase was primarily due to higher business development expenses in support of our wider residential asset investment strategy. In addition, for the third quarter of 2014, we recorded $609,000 of other investment related operating expenses related to our residential whole loan activities. During the third quarter of 2013, we realized a $2.0 million charge related to the impairment of resecuritization related costs.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)		Book Value per Share of Common Stock (5)
September 30, 2014	2.41%	9.16%	26.27%	1.00%		$8.28
June 30, 2014	2.38	9.25	25.69	1.00		8.37
March 31, 2014	2.30	9.10	25.27	1.00		8.20
December 31, 2013	2.37	9.55	24.80	0.98		8.06
September 30, 2013	2.10	8.71	24.12	1.18	(6)	7.85

(1)	Reflects annualized net income divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

(6)	Excludes the special common stock dividend declared on August 1, 2013.

Nine Month Period Ended September 30, 2014 Compared to the Nine Month Period Ended September 30, 2013

General

For the nine months ended September 30, 2014, we had net income available to common stock and participating securities of $222.5 million, or $0.60 per basic and diluted common share, compared to net income available to common stock and participating securities of $210.2 million, or $0.58 per basic and diluted common share, for the nine months ended September 30, 2013. The increase in net income available to our common stock and participating securities, and the increase of this item on a per share basis reflects an increase in unrealized net gains and net interest income from Linked Transactions and higher gains on sales of MBS. In addition, during the first nine months of 2013, we had $8.7 million of unrealized losses on TBA short positions, a $3.9 million write-off of issuance costs on the redemption of the Series A Preferred Stock (see Note 11 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q) and a $2.0 million charge related to the impairment of resecuritization related costs. Yields on Agency MBS remained unchanged at 2.25% for the nine months ended September 30, 2014 and 2013 and were impacted by lower coupon yields. Non-Agency MBS yields were higher compared to the prior year period due primarily to the impact of credit reserve releases.

Net Interest Income

For the first nine months of 2014, our net interest spread and margin were 2.39% and 2.77%, respectively, compared to a net interest spread and margin of 2.32% and 2.68%, respectively, for the first nine months of 2013. Although our net interest spread and margin increased, our net interest income decreased by $11.4 million, or 4.7% to $229.9 million from $241.3 million for the first nine months of 2013.  This decrease primarily reflects the impact of the lower average balance of our MBS portfolio as measured by amortized cost, increased Non-Agency MBS borrowing costs (including the impact of allocated Swap expense), partially offset by higher yielding Non-Agency MBS due to improved credit performance, a decrease in the average balance of securitized debt and lower Agency MBS borrowing costs. The net interest spread on our Agency MBS portfolio increased to 1.09% for the first nine months of 2014 compared to 1.08% for the first nine months of 2013. The net interest spread on our Non-Agency MBS portfolio increased to 4.71% for the first nine months of 2014 compared to 4.50% for the first nine months of 2013.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the nine months ended September 30, 2014 and 2013.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Nine Months Ended September 30,
	2014				2013
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$6,523,318		$110,004	2.25%	$6,926,018		$116,982	2.25%
Non-Agency MBS (1)	4,150,710		240,709	7.73	4,605,323		244,816	7.09
Total MBS	10,674,028		350,713	4.38	11,531,341		361,798	4.18
Cash and cash equivalents (2)	367,848		63	0.02	448,280		93	0.03
Total interest-earning assets	11,041,876		350,776	4.24	11,979,621		361,891	4.03
Total non-interest-earning assets	1,530,427				1,443,042
Total assets	$12,572,303				$13,422,663

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements (3)	$5,777,129		$50,052	1.16	$6,209,460		$54,365	1.17
Non-Agency repurchase agreements (3)	2,603,705		59,302	3.05	2,588,254		50,820	2.63
Total repurchase agreements	8,380,834		109,354	1.74	8,797,714		105,185	1.60
Securitized debt	263,616		5,471	2.77	517,035		9,381	2.43
Senior Notes	100,000		6,023	8.05	100,000		6,020	8.05
Total interest-bearing liabilities	8,744,450		120,848	1.85	9,414,749		120,586	1.71
Total non-interest-bearing liabilities	591,895				702,271
Total liabilities	9,336,345				10,117,020
Stockholders’ equity	3,235,958				3,305,643
Total liabilities and stockholders’ equity	$12,572,303				$13,422,663

Net interest income/ net interest rate spread (4)			$229,928	2.39%			$241,305	2.32%
Net interest-earning assets/ net interest margin (5)	$2,297,426			2.77%	$2,564,872			2.68%
Ratio of interest-earning assets to interest-bearing liabilities	1.26	x			1.27	x

(1)
Yields presented throughout this Quarterly Report on Form 10-Q are calculated using average amortized cost data for MBS which excludes unrealized gains and losses and includes principal payments receivable on MBS.  For GAAP reporting purposes, MBS purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.  Includes Non-Agency MBS transferred to consolidated VIEs. Excludes Non-Agency MBS reported as a component of Linked Transactions.

(2)	Includes average interest-earning cash, cash equivalents and restricted cash.

(3)
Average cost of repurchase agreements includes the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration. Excludes interest expense associated with repurchase agreements reported as a component of Linked Transactions.

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

	Nine Months Ended September 30, 2014
	Compared to
	Nine Months Ended September 30, 2013
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(6,896)	$(82)	$(6,978)
Non-Agency MBS	(25,239)	21,132	(4,107)
Cash and cash equivalents	(13)	(17)	(30)
Total net change in income from interest-earning assets	$(32,148)	$21,033	$(11,115)

Interest-bearing liabilities:
Agency repurchase agreements	$(3,791)	$(543)	$(4,334)
Non-Agency repurchase agreements	310	8,193	8,503
Securitized debt	(5,087)	1,177	(3,910)
Senior Notes	—	3	3
Total net change in expense of interest-bearing liabilities	$(8,568)	$8,830	$262
Net change in net interest income	$(23,580)	$12,203	$(11,377)

The following table presents the components of the net interest spread earned on our Agency and Non-Agency MBS for the periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
Nine Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
September 30, 2014	2.25%	1.16%	1.09%	7.73%	3.02%	4.71%	4.38%	1.78%	2.60%
September 30, 2013	2.25	1.17	1.08	7.09	2.59	4.50	4.18	1.64	2.54

(1) Reflects annualized interest income on MBS divided by average amortized cost of MBS.
(2) Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency cost of funding includes 82 basis points and Non-Agency cost of funding includes 82 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the nine months ended September 30, 2014. Agency cost of funding includes 19 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the nine months ended September 30, 2013.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the first nine months of 2014 decreased by $7.0 million, or 6.0% to $110.0 million from $117.0 million for the first nine months of 2013.  This change primarily reflects a $402.7 million decrease in the average amortized cost of our Agency MBS portfolio to $6.523 billion for the first nine months of 2014 from $6.926 billion for the first nine months of 2013. The net yield on our Agency MBS remained unchanged at 2.25% for both the first nine months of 2014 and 2013.  At the end of the third quarter of 2014, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the third quarter of 2013, due to acquisition of assets in the marketplace at generally lower coupons and as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 18 basis points to 2.98% for the first nine months of 2014 from

3.16% for the first nine months of 2013.  During the first nine months of 2014, our Agency MBS portfolio experienced a 12.0% CPR and we recognized $35.9 million of net premium amortization compared to a CPR of 19.5% and $47.0 million of net premium amortization for the first nine months of 2013.  At September 30, 2014, we had net purchase premiums on our Agency MBS of $224.2 million, or 3.8% of current par value, compared to net purchase premiums of $226.8 million and 3.6% of par value at December 31, 2013.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) decreased by $4.1 million, or 1.7%, for the first nine months of 2014 to $240.7 million compared to $244.8 million for the first nine months of 2013, principally due to the decrease in the amortized cost of the portfolio partially offset by an increase in the yield of our Non-Agency MBS portfolio.  For the first nine months of 2014, the average amortized cost of our Non-Agency MBS (excluding Non-Agency MBS reported as a component of Linked Transactions) decreased by $454.6 million or 9.9%, to $4.151 billion from $4.605 billion for the first nine months of 2013.  Our Non-Agency MBS portfolio yielded 7.73% for the first nine months of 2014 compared to 7.09% for the first nine months of 2013.  The increase in the yield on our Non-Agency MBS is primarily due to increases in accretable discount partially offset by changes in the forward yield curve. During the first nine months of 2014, we recognized net purchase discount accretion of $78.6 million on our Non-Agency MBS, compared to $48.1 million for the first nine months of 2013.  At September 30, 2014, we had net purchase discounts of $1.355 billion, including Credit Reserve and previously recognized OTTI of $929.1 million, on our Non-Agency MBS, or 25.4% of par value.  During the first nine months of 2014 we reallocated $80.6 million of purchased discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yields and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
Nine Months Ended	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR	Coupon Yield (1)	Net Yield (2)	Weighted Average CPR
September 30, 2014	2.98%	2.25%	11.97%	5.21%	7.73%	11.03%	3.85%	4.38%	11.53%
September 30, 2013	3.16	2.25	19.50	5.69	7.09	16.50	4.17	4.18	18.20

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

Interest Expense

Our interest expense for the first nine months of 2014 increased by $262,000, or 0.2% to $120.8 million, from $120.6 million for the first nine months of 2013.  This increase primarily reflects higher effective funding costs associated with Non-Agency MBS, including allocated Swap financing costs. In addition, the average balance of Non-Agency MBS financing increased, which was partially offset by a decrease in the average balance of securitized debt and a decrease in our average borrowings to finance Agency MBS.

At September 30, 2014, we had repurchase agreement borrowings of $8.126 billion of which $3.881 billion was hedged with Swaps, and securitized debt of $156.3 million.  At September 30, 2014, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 1.90% and extended 49 months on average with a maximum remaining term of approximately 107 months.

The effective interest rate paid on our borrowings increased to 1.85% for the nine months ended September 30, 2014 from 1.71% for the nine months ended September 30, 2013.  This increase reflects additional higher cost financing (including the allocation of Swap expense) associated with our Non-Agency MBS portfolio partially offset by the lower average balance of securitized debt and Agency repurchase agreements. Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $53.1 million, or 81 basis points, for the nine months ended September 30, 2014, compared to interest expense of $40.9 million, or 58 basis points, for the first nine months of 2013.  The weighted average fixed-pay rate on our Swaps designated as hedges decreased to 1.92% for the first nine months of 2014 from 2.15% for the first nine months of 2013.  The weighted average variable interest rate received on our Swaps designated as hedges decreased to 0.16% for the first nine months of 2014 from 0.20% for the first nine months of 2013.  During the first nine months ended September 30, 2014, we entered into four new Swaps with an aggregate notional amount of $400.0 million, a weighted average fixed-pay rate of 1.95% with initial maturities ranging from five to seven years, and had Swaps with an aggregate notional amount of $564.3 million and a weighted average fixed-pay rate of 2.05% amortize and/or expire.

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

Other Income, net

For the first nine months of 2014, other income, net increased by $23.5 million or 182.3%, to $36.4 million, from $12.9 million for the first nine months of 2013.  Other income, net for the first nine months of 2014 primarily reflects $25.3 million of net gains realized on the sale of certain Non-Agency MBS, unrealized net gains and net interest income of $9.6 million on our Linked Transactions, and approximately $1.8 million in income from an investment in residential whole loans through our interest in a consolidated trust.  During the nine months ended September 30, 2014, we sold Non-Agency MBS for $103.6 million, realizing gross gains of $25.3 million.  During the nine months ended September 30, 2013, we sold Non-Agency MBS for $118.2 million, realizing gross gains of $19.7 million and sold U.S. Treasury securities for $375.4 million, realizing gross losses of approximately $31,000.  The unrealized net gains and net interest income on Linked Transactions of $9.6 million for the nine months ended September 30, 2014 included interest income of $11.6 million on the underlying Non-Agency MBS, interest expense of $3.7 million on the borrowings under repurchase agreements and an increase of $1.7 million in the fair value of the underlying securities.  The unrealized net gains and net interest income on Linked Transactions of $1.8 million for the nine months ended September 30, 2013 included interest income of $2.4 million on the underlying Non-Agency MBS, interest expense of $552,000 on borrowings under repurchase agreements and a decline of $94,000 in the fair value of the underlying securities.  Changes in the market value of the securities underlying our Linked Transactions, the amount of bond purchases recorded as Linked Transactions in the future and the amount of Linked Transactions that become unlinked in the future, none of which can be predicted with any certainty, will impact future gains/(losses) on our Linked Transactions. During the nine months ended September 30, 2014, certain of our Linked Transactions became unlinked, resulting in our recording Non-Agency MBS with a fair value of $36.3 million on our consolidated balance sheets. The $8.7 million of unrealized losses on TBA short positions for the first nine months of 2013 reflects unrealized losses on the sale of $350.0 million notional of 15-year Agency MBS 2.5% TBA securities.

Operating and Other Expense

During the first nine months of 2014, we had compensation and benefits and other general and administrative expense of $29.8 million, or 1.28% of average equity, compared to $26.0 million, or 1.05% of average equity, for the first nine months of 2013.  The $2.5 million increase in our compensation and benefits expense to $18.4 million for the first nine months ended September 30, 2014, compared to $15.9 million for the first nine months ended September 30, 2013, primarily reflects increases in equity-based compensation expense, salary and bonus expense, and payroll taxes. Our other general and administrative expenses increased by $1.3 million to $11.5 million for the first nine months of 2014 compared to $10.2 million for the first nine months of 2013.  The increase was primarily due to higher business development expenses in support of our wider residential asset investment strategy.

During the first nine months of 2014, we recorded $1.6 million of other investment related operating expenses related to our residential whole loan activities. In addition, during the first nine months of 2014, an interest accrual of $1.2 million was recorded, reflecting an additional accrual of interest with respect to prior years undistributed taxable income. During the first nine months of 2013, we realized a $2.0 million charge related to the impairment of resecuritization related costs. In addition, an excise tax and interest accrual of $2.0 million was recorded during the nine months ended September 30, 2013, reflecting an updated estimate of excise tax payable in respect of undistributed REIT taxable income for the 2012 tax year and additional accrual of interest with respect to prior years undistributed taxable income.

 Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Nine Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)		Book Value per Share of Common Stock (5)
September 30, 2014	2.36%	9.17%	25.74%	1.00%		$8.28
September 30, 2013	2.10	8.48	24.71	1.14	(6)	7.85

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
(6) Excludes the special common stock dividends declared on March 4, 2013 and August 1, 2013.

Recent Accounting Standards to be Adopted in Future Periods

Receivables - Recognition of Residential Real Estate upon Foreclosure

In January 2014, the FASB issued ASU 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, (or ASU 2014-04).  This ASU applies to all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

ASU 2014-04 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2014.  An entity can elect to adopt the amendments in this ASU using either a modified retrospective transition method or a prospective transition method.  We are currently evaluating the effect that ASU 2014-04 will have on our consolidated financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, (or ASU 2014-09).  The ASU requires an entity to recognize revenue in an amount that reflects the consideration to which it expects to be entitled for the transfer of promised goods or services to customers.  ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Transfers and Servicing

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures, (or ASU 2014-11). The amendments of ASU 2014-11 require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. In addition, the amendments in ASU 2014-11 require disclosures for certain transactions comprising (i) a transfer of a financial asset accounted for as a sale and (ii) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred asset throughout the term of the transaction. ASU 2014-11 also requires disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings.

The accounting changes in ASU 2014-11 are effective for public business entities for the first interim or annual period beginning after December 15, 2014 and early application for a public business entity is prohibited. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For public business entities, the disclosure of certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014 and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. We are currently evaluating the impact of our adoption of this new standard.

Presentation of Financial Statements - Going Concern

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, (or ASU 2014-15). The amendments in this ASU provide guidance in GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not expect adoption of ASU 2014-15 to have a significant impact on our financial position or financial statement disclosures.

Proposed Accounting Standards

The FASB has recently issued or discussed a number of proposed standards on such topics as measurement of credit impairment, financial instrument measurement and classification, leases, hedging, and disclosures about liquidity risk and interest rate risk.  Some of the proposed changes are potentially significant and could have a material impact on our reporting.  We have not yet fully evaluated the potential impact of these proposals but will make such an evaluation as the standards are finalized.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional MBS and residential whole loans, consistent with our investment policy, and for working capital which may include, among other things, the repayment of our repurchase agreements.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at September 30, 2014, we had 8.1 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the nine months ended September 30, 2014, we issued 3,421,859 shares of common stock through our DRSPP, raising net proceeds of approximately $26.4 million.

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at September 30, 2014 and December 31, 2013:

At September 30, 2014	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.70%	3.00%	6.00%
Non-Agency MBS	28.48	10.00	60.00
U.S. Treasury securities	1.41	0.00	2.00

At December 31, 2013	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.89%	3.00%	6.00%
Non-Agency MBS	32.48	10.00	63.00
U.S. Treasury securities	1.65	1.00	2.00

The weighted average haircut requirements for Agency and U.S. Treasury collateral underlying our repurchase agreements have not significantly changed since December 31, 2013. Weighted average haircuts on Legacy Non-Agency MBS collateral declined during the third quarter of 2014, primarily as a result of the termination of a re-securitization financing structure.

During the first nine months of 2014, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at generally attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS (which we expect will continue to comprise the majority of our assets) on more favorable terms than financing for Non-Agency MBS.

We maintain cash and cash equivalents, unpledged Agency and Non-Agency MBS and collateral in excess of margin requirements held by our counterparties (or collectively, “cash and other unpledged collateral”) to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities.  Our ability to meet future margin calls will be impacted by our ability to use cash or obtain financing from unpledged collateral, which can vary based on the market value of such collateral, our cash position and margin requirements.  Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs.  (See our consolidated statements of cash flows, included under Item 1 of this Quarterly Report on Form 10-Q and “Interest Rate Risk” included under Item 3 of this Quarterly Report on Form 10-Q.)

At September 30, 2014, we had a total of $9.663 billion of MBS and U.S. Treasury securities and $43.8 million of restricted cash pledged against our repurchase agreements and Swaps.  At September 30, 2014, we have access to various sources of liquidity which we estimate exceeds $1.113 billion. This includes (i) $423.9 million of cash and cash equivalents; (ii) $411.5 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $277.1 million in estimated financing available from unpledged Non-Agency MBS.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
September 30, 2014	$8,267,905	$8,125,723	$8,272,039	$190,753	$156,276	$190,423
June 30, 2014	8,464,135	8,384,101	8,501,978	264,806	214,048	267,740
March 31, 2014	8,412,045	8,606,129	8,606,129	336,893	292,526	338,965
December 31, 2013	8,462,138	8,339,297	8,504,593	399,762	366,205	398,384
September 30, 2013	8,679,410	8,568,171	8,721,573	440,665	419,693	462,207

(1)  The information presented in the table above excludes Senior Notes issued in April 2012.  The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.

Cash Flows and Liquidity For the Nine Months Ended September 30, 2014

Our cash and cash equivalents decreased by $141.5 million during the nine months ended September 30, 2014, reflecting:  $823.9 million used in our financing activities; $504.9 million provided by our investing activities; and $177.5 million provided by our operating activities.

At September 30, 2014 , our debt-to-equity multiple was 2.7 times compared to 2.9 times at December 31, 2013.  At September 30, 2014, we had borrowings under repurchase agreements of $8.126 billion with 26 counterparties, of which $5.418 billion was secured by Agency MBS, $2.264 billion was secured by Non-Agency MBS and $444.0 million was secured by U.S. Treasuries.  In addition, at such date, we had $791.8 million of borrowings under repurchase agreements that were a component of our Linked Transactions.  (See Note 5 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2013, we had borrowings under repurchase agreements of $8.339 billion with 26 counterparties and had borrowings under repurchase agreements of $102.7 million that were a component of our Linked Transactions.

At September 30, 2014, outstanding securitized debt was $156.3 million, which had a weighted average expected remaining term of 0.60 years. During the nine months ended September 30, 2014, securitized debt was reduced by principal payments of $208.7 million.

During the nine months ended September 30, 2014, $504.9 million was provided through our investing activities.  We received cash of $1.468 billion from prepayments and scheduled amortization on our MBS portfolio, of which $954.5 million was attributable to Agency MBS and $513.9 million was from Non-Agency MBS.  We purchased $606.0 million of Agency MBS, $369.0 million of Legacy Non-Agency MBS (of which $30.2 million are reported as a component of Linked Transactions) and $942.6 million of RPL/NPL MBS (of which $902.6 million are reported as a component of Linked Transactions) funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain MBS in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In addition, during the nine months ended September 30, 2014 we sold certain of our Non-Agency MBS for $103.6 million, realizing gross gains of $25.3 million.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings (including underlying Linked Transactions) and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
September 30, 2014	$340,341	$24,100	$364,441	$315,594	$(48,847)
June 30, 2014	248,163	58,700	306,863	281,233	(25,630)
March 31, 2014	238,306	29,000	267,306	285,544	18,238
December 31, 2013	282,521	8,500	291,021	242,652	(48,369)
September 30, 2013	395,970	61,400	457,370	506,703	49,333

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through September 30, 2014.

During the nine months ended September 30, 2014, we paid $220.6 million for cash dividends on our common stock and DERs and paid cash dividends of $11.3 million on our preferred stock. On September 17, 2014, we declared our third quarter 2014 dividend on our common stock of $0.20 per share; on October 31, 2014, we paid this dividend which totaled approximately $74.0 million, including DERs of approximately $190,000.

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

Investment Company Act of 1940

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

Implementation of 2013 COSO Internal Control Framework

In May of 2013 the Committee of Sponsoring Organizations of the Treadway Commission ( or COSO) released an updated version of the internal control framework (or 2013 COSO Framework) that we and many other organizations use to assess internal control over financial reporting.  The 2013 COSO Framework is intended to address changes in the business, operating and regulatory environment that have occurred since COSO issued its original internal control framework in 1992 (or 1992 COSO Framework).

While the 2013 COSO Framework will officially supersede the 1992 COSO Framework on December 15, 2014 and be available for use in connection with our assessment of internal control as of December 31, 2014, our current plan is not to transition to the 2013 COSO Framework until sometime during 2015.  To date, neither COSO, the Securities and Exchange Commission or any other regulatory body has mandated adoption of the 2013 COSO Framework by a specified date.

We are currently in the process of performing an analysis to evaluate what changes to our control environment, if any, would be needed to successfully implement the 2013 COSO Framework. We believe that adopting the 2013 COSO Framework during 2015 will provide management and our Audit Committee sufficient opportunity to analyze the required incremental effort and understand and address any Company specific or industry related practice issues associated with the implementation of the 2013 Framework.

Until such time as our transition to the 2013 Framework is complete, we will continue to use the 1992 COSO Framework in connection with our assessment of internal control.

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
Prices of our Legacy Non-Agency MBS have generally trended up over the last several years. As with other financial assets, this has been driven by very accommodative Federal Reserve monetary policy. It has also been driven by improved mortgage credit fundamentals with increasing home prices, declining defaults, stable severities and higher voluntary prepayment rates.
At these higher prices and therefore lower yields, we believe that our Legacy Non-Agency MBS have become more interest rate sensitive and now exhibit positive duration. In analyzing the interest rate sensitivity of our Legacy Non-Agency MBS we take into account the characteristics of the underlying mortgage loans including credit quality and whether the underlying loans are fixed-rate, adjustable or hybrid. We estimate the duration of our Legacy Non-Agency MBS using management’s assumptions.
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

 At September 30, 2014, MFA’s $10.975 billion of Agency MBS and Legacy Non-Agency MBS, which includes $65.7 million of MBS underlying Linked Transactions, were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Non-Agency MBS (1)			Total (1)
Time to Reset	Fair Value (2)	Average Months to Reset (3)	Average CPR (4)	Fair Value	Average Months to Reset (3)	Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	Average CPR (4)
(Dollars in Thousands)
< 2 years (5)	$2,246,508	7	18.9%	$2,986,428	6	11.5%	$5,232,936	6	15.0%
2-5 years	1,339,036	45	16.7	326,039	30	16.4	1,665,075	42	16.7
> 5 years	350,891	84	9.1	—	—	—	350,891	84	9.1
ARM-MBS Total	$3,936,435	27	18.3%	$3,312,467	8	11.6%	$7,248,902	18	15.0%
15-year fixed (6)	$2,235,867		9.5%	$12,119		16.7%	$2,247,986		9.5%
30-year fixed (6)	—		—	1,472,076		14.9	1,472,076		14.9
40-year fixed (6)	—		—	5,713		6.7	5,713		6.7
Fixed-Rate Total	$2,235,867		9.5%	$1,489,908		14.9%	$3,725,775		11.8%
MBS Total	$6,172,302		15.1%	$4,802,375		12.7%	$10,974,677		13.9%

(1)	Excludes $943.3 million of RPL/NPL MBS. Refer to table below for further information on RPL/NPL MBS.

(2)	Does not include principal payments receivable of $1.9 million.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	Average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at September 30, 2014:

	Fair Value	Net Coupon	Months to Step-Up (1)	Current Credit Support (2)	Original Credit Support	3 Month Bond CPR (3)
(Dollars in Thousands)
Re-Performing MBS	$331,453	3.60%	31	40%	38%	19.0%
Non-Performing MBS	611,807	3.24	33	54	53	20.0
Total RPL/NPL MBS	$943,260	3.37%	33	49%	48%	19.7%

(1)
Months to step-up is the weighted average number of months remaining before the coupon interest rate increases a cumulative 300 basis points. We anticipate that the securities will be redeemed prior to the step-up date.

(2)
Credit Support for a particular security is expressed as a percentage of all outstanding mortgage loan collateral. A particular security will not be subject to principal loss as long as credit enhancement is greater than zero.

(3)	All principal payments are considered to be prepayments for CPR purposes. Excludes RPL/NPL MBS that have not had a principal payment.

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at September 30, 2014.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at September 30, 2014.

Shock Table

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income (2)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$12,261,940	$112,039	$12,373,979	$(95,226)	0.04%	(0.76)%
+ 50 Basis Point Increase	$12,385,479	$40,434	$12,425,913	$(43,292)	(0.42)%	(0.35)%
Actual at September 30, 2014	$12,500,376	$(31,171)	$12,469,205	$—	—	—
- 50 Basis Point Decrease	$12,606,633	$(102,776)	$12,503,857	$34,652	(3.71)%	0.28%
-100 Basis Point Decrease	$12,704,249	$(174,381)	$12,529,868	$60,663	(9.88)%	0.49%

(1)  Such assets include MBS, including linked MBS that are reported as a component of our Linked Transactions on our consolidated balance sheets, residential whole loans, cash and cash equivalents and restricted cash. Such linked MBS may not be linked in future periods.
(2)  Includes underlying interest income and interest expense associated with MBS and repurchase agreement borrowings underlying our Linked Transactions.  Such MBS and repurchase agreements may not be linked in future periods.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2014.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings and securitized debt, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  At September 30, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

At September 30, 2014, the impact on portfolio value was approximated using estimated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.62 which is the weighted average of 2.22 for our Agency MBS, 1.44 for our Non-Agency MBS, (3.72) for our Swaps and zero for our cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.28), which is the weighted average of (0.56) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS and zero for our cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Market Value Risk

Our MBS are designated as “available-for-sale” and, as such, are reported at their fair value.  The difference between amortized cost and fair value of our MBS is reflected in AOCI, a component of stockholders’ equity, except that credit related impairments that are identified as other-than-temporary are recognized through earnings.  Changes in the fair value of our Linked Transactions are reported in earnings.  At September 30, 2014, our investment portfolio was comprised primarily of Agency MBS and Non-Agency MBS.  While changes in the fair value of our Agency MBS are generally not credit-related, changes in the fair value of our Non-Agency MBS and Linked Transactions may reflect both market and interest rate conditions as well as credit risk.  At September 30, 2014, our Non-Agency MBS had a fair value of $4.763 billion and an amortized cost of $3.975 billion, comprised of gross unrealized gains of $791.5 million and gross unrealized losses of $3.1 million.  At September 30, 2014, our Linked Transactions included MBS with a fair value of $982.3 million, including net unrealized gains of $5.9 million, which have been reflected through earnings to date as a component of unrealized net gains and net interest income from Linked Transactions.

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

In evaluating our asset/liability management and Non-Agency MBS credit performance, we consider the credit characteristics underlying our Non-Agency MBS, including those that are a component of our Linked Transactions.  The following table presents certain information about our Non-Agency MBS portfolio and Non-Agency MBS underlying our Linked Transactions at September 30, 2014.  Information presented with respect to the weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrower’s credit score or the current use of the mortgaged property.

The information in the table below is presented as of September 30, 2014:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	105	95	106	20	49	63	438
MBS current face (3)(4)	$1,555,619	$1,142,205	$1,224,073	$207,470	$561,419	$674,990	$5,365,776
Total purchase discounts, net (3)	$(398,399)	$(322,118)	$(213,340)	$(70,278)	$(194,517)	$(167,694)	$(1,366,346)
Purchase discount designated as Credit Reserve and OTTI (3)(5)	$(274,420)	$(188,483)	$(110,738)	$(58,098)	$(192,453)	$(115,918)	$(940,110)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	17.6%	16.5%	9.0%	28.0%	34.3%	17.2%	17.5%
MBS amortized cost (3)(4)	$1,157,220	$820,088	$1,010,732	$137,192	$366,902	$507,296	$3,999,430
MBS fair value (3)(4)	$1,393,322	$1,002,048	$1,140,128	$175,093	$463,802	$618,439	$4,792,832
Weighted average fair value to current face	89.6%	87.7%	93.1%	84.4%	82.6%	91.6%	89.3%
Weighted average coupon (6)	4.04%	3.64%	3.20%	4.35%	4.79%	4.32%	3.89%
Weighted average loan age (months) (6)(7)	90	99	113	94	101	114	102
Weighted average current loan size (6)(7)	$528	$497	$329	$403	$274	$268	$412
Percentage amortizing (8)	44%	55%	67%	49%	57%	64%	56%
Weighted average FICO score at origination (6)(9)	732	729	727	705	703	705	723
Owner-occupied loans	90.1%	89.2%	85.6%	80.3%	85.5%	83.8%	87.2%
Rate-term refinancings	28.0%	18.9%	15.1%	19.8%	15.9%	14.0%	19.8%
Cash-out refinancings	32.9%	34.2%	26.2%	45.9%	42.7%	37.1%	33.7%
3 Month CPR (7)	13.7%	11.8%	12.4%	10.6%	11.6%	11.6%	12.4%
3 Month CRR (7)(10)	11.4%	9.3%	10.2%	7.4%	7.4%	8.9%	9.8%
3 Month CDR (7)(10)	2.6%	2.6%	2.3%	3.4%	4.4%	3.1%	2.8%
3 Month loss severity	50.7%	47.7%	45.0%	56.1%	59.1%	55.9%	51.4%
60+ days delinquent (9)	14.5%	14.7%	11.3%	21.2%	22.3%	15.6%	15.0%
Percentage of always current borrowers (Lifetime) (11)	44.7%	43.8%	50.9%	34.9%	30.9%	38.1%	43.3%
Percentage of always current borrowers (12M) (12)	74.1%	73.2%	76.4%	61.5%	62.3%	67.2%	71.8%
Weighted average credit enhancement (9)(13)	0.6%	1.3%	4.5%	0.3%	0.9%	6.3%	2.4%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

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

(3)
Excludes Non-Agency MBS issued in 2013 and 2014 in which the underlying collateral consists of re-performing and non-performing loans that were originated in prior years. These Non-Agency MBS have a current face of $943.9 million, amortized cost of $942.5 million, fair value of $943.3 million and purchase discounts of $1.4 million at September 30, 2014.

(4)
Excludes Connecticut Avenue Securities (“CAS”) which represent unsecured obligations of Fannie Mae and are structured to reflect the performance of a reference pool of residential mortgage loans. The CAS notes have a $9.5 million current face, amortized cost and fair value at September 30, 2014.

(5)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(6)	Weighted average is based on MBS current face at September 30, 2014.

(7)	Information provided is based on loans for individual groups owned by us.

(8)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(9)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(10)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(11)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(12)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

(13)
Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.  As of September 30, 2014, a total of 267 Non-Agency MBS in our portfolio representing approximately $3.550 billion or 66% of the current face amount of the portfolio had no credit enhancement.

The mortgages securing our Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the six largest geographic concentrations of the mortgages collateralizing our Non-Agency MBS, including Non-Agency MBS underlying our Linked Transactions, at September 30, 2014:

Property Location	Percent
Southern California	27.7%
Northern California	16.6%
Florida	7.8%
New York	5.4%
Virginia	3.9%
Maryland	3.5%

Liquidity Risk

The primary liquidity risk for us arises from financing long-maturity assets, with shorter-term borrowings primarily in the form of repurchase agreements.  We pledge MBS and cash to secure our repurchase agreements, including repurchase agreements that are reported as a component to our Linked Transactions, and Swaps.  At September 30, 2014, we have access to various sources of liquidity which we estimate exceeds $1.113 billion. This includes (i) $423.9 million of cash and cash equivalents; (ii) $411.5 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $277.1 million in estimated financing available from unpledged Non-Agency MBS. Should the value of our MBS pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

Credit Risk

Although we do not believe that we are exposed to credit risk in our Agency MBS portfolio, we are exposed to credit risk in our Non-Agency MBS and residential whole loans.  In the event of the return of less than 100% of par on our Non-Agency MBS, credit support contained in the MBS deal structures and the discount purchase prices we paid mitigate our risk of loss on these investments.  Over time, we expect the level of credit support remaining in certain MBS deal structures to decrease, which will result in an increase in the amount of realized credit loss experienced by our Non-Agency MBS portfolio.  Our Non-Agency investment process involves analysis focused primarily on quantifying and pricing credit risk.  When we purchase Non-Agency MBS, we assign certain assumptions to each of the MBS, including but not limited to, future interest rates, voluntary prepayment rates, mortgage modifications, default rates and loss severities, and generally allocate a portion of the purchase discount as a Credit Reserve which provides credit protection for such securities.  As part of our surveillance process, we review our Non-Agency MBS by tracking their actual performance compared to the security’s expected performance at purchase or, if we have modified our original purchase assumptions, compared to our revised performance expectations.  To the extent that actual performance of a Non-Agency MBS is less favorable than the expected performance of the security, we may revise our performance expectations.  As a result, we could reduce the accretable discount on such security and/or recognize an other-than-temporary impairment through earnings, which could have a material adverse impact on our operating results.  In addition, as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report on Form 10-Q, we are potentially exposed to repurchase agreement counterparties should they default on their obligations, and we are unable to recover any excess collateral pledged to them.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2014, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2014. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There are no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that the Company faces are not limited to those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business and the trading price of our securities.

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

The Company engaged in no share repurchase activity during the third quarter of 2014 pursuant to the Repurchase program.  The Company did, however, withhold restricted shares (under the terms of grants under our 2010 Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.  The following table presents information with respect to (i) such withheld restricted shares, and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month		Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
July 1-31, 2014:
Repurchase Program	(2)	—	$—	—	6,616,355
Employee Transactions	(3)	12,852	8.33	N/A	N/A
August 1-31, 2014:
Repurchase Program	(2)	—	—	—	—
Employee Transactions	(3)	—	—	N/A	N/A
September 1-30, 2014:
Repurchase Program	(2)	—	—	—	—
Employee Transactions	(3)	17,209	$7.78	N/A	N/A
Total Repurchase Program	(2)	—	$—	—	—
Total Employee Transactions	(3)	30,061	$8.02	N/A	N/A

(1)  Includes brokerage commissions.
(2)  As of September 30, 2014, the Company had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.
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

Date: November 4, 2014	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ William S. Gorin
William S. Gorin
Chief Executive Officer

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

10.1
Summary Description of Compensation Payable to Non-Employee Directors of MFA Financial, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2014 (Commission File No. 1-13991)).

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