Form 10-K
period 2014-12-31
MFA FINANCIAL, INC.
filed 2015-02-12
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

On June 30, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3.01 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 6, 2015, the registrant had a total of 370,361,928 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on or about May 21, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

In this Annual Report on Form 10-K, references to “we,” “us,” “our” or “the Company” refer to MFA Financial, Inc. and its subsidiaries unless specifically stated otherwise or the context otherwise indicates.  The following defines certain of the commonly used terms in this Annual Report on Form 10-K:  MBS refers to mortgage-backed securities secured by pools of residential mortgage loans; Agency MBS refers to MBS that are issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; Non-Agency MBS refers to residential MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation; Legacy Non-Agency MBS refers to MBS issued prior to 2008; RPL/NPL MBS refers to MBS collateralized by re-performing/non-performing loans; Hybrids refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refer to adjustable-rate mortgage loans and to Hybrids that are past their fixed-rate period, both of which typically have interest rates that adjust annually to an increment over a specified interest rate index; Linked Transactions refer to Non-Agency MBS purchases which were financed with the same counterparty and are therefore considered linked for financial statement reporting purposes and are reported at fair value on a combined basis; and CRT securities refers to credit risk transfer securities which are general obligations of government-sponsored entities (Fannie Mae and Freddie Mac).

PART I

Item 1.  Business.

GENERAL

We are primarily engaged in the real estate finance business. We engage in our business through subsidiaries that invest, on a leveraged basis, in residential mortgage assets, including Agency MBS, Non-Agency MBS and residential whole loans.  Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

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

Commencing in the second quarter of 2014, we organized ourselves as a holding company and began to conduct our real estate finance businesses primarily through wholly-owned subsidiaries. We undertook this revised operating structure to facilitate our ability to invest in residential whole loans and grow our portfolio of investments in other types of residential mortgage assets. We conduct our real estate business so as to maintain an exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act) by ensuring that less than 40% of the value of our total assets, exclusive of U.S. Government securities and cash items (which we refer to as our adjusted total assets for Investment Company Act purposes), on an unconsolidated basis consist of “investment securities” as defined by the Investment Company Act. We refer to this test as the “40% Test.”

INVESTMENT STRATEGY

As stated above, we primarily invest through subsidiaries in Agency MBS, Non-Agency MBS and residential whole loans.

The mortgages collateralizing our Agency MBS portfolio are predominantly Hybrids, 15-year fixed-rate mortgages and ARMs.  Our selection of Agency MBS is largely designed to generate attractive returns relative to interest rate and prepayment risks. The Hybrid loans collateralizing our MBS typically have initial fixed-rate periods at origination of three, five, seven or ten years.  At the end of this fixed-rate period, these mortgages become adjustable and their interest rates adjust based on the London Interbank Offered Rate (or LIBOR) or in some cases the one-year constant maturity treasury rate (or CMT). These interest rate adjustments are typically limited by periodic caps (which limit the amount of the interest rate change from the prior rate) and lifetime caps (which are maximum interest rates permitted for the life of the mortgage). As coupons earned on Agency Hybrids and ARMs adjust over time as interest rates change, these assets are generally less sensitive to changes in interest rates than are fixed rate MBS. In general, Hybrid loans and ARMs have 30-year final maturities and they amortize over this 30-year period. While the coupons on 15-year fixed-rate mortgages do not adjust, they amortize according to a 15-year amortization schedule and have a 15-year final maturity. Due to their accelerated amortization and shorter final maturity, these assets are generally less sensitive to changes in long-term interest rates as compared to fixed-rate mortgages with a longer final maturity, such as 30-year mortgages.

Our Non-Agency MBS portfolio primarily consists of (i) Legacy Non-Agency MBS and (ii) MBS collateralized by re-performing and non-performing loans (or RPL/NPL MBS). In addition to Non-Agency MBS investments, during 2014 we began investing in re-performing and non-performing residential whole loans through our interests in certain consolidated trusts. Our strategy of combining investments in Agency MBS, Non-Agency MBS and residential whole loans is designed to generate attractive returns with less overall sensitivity to changes in the yield curve, the general level of interest rates and prepayments.

Our Legacy Non-Agency MBS have been acquired primarily at discounts to face/par value, which we believe serves to mitigate our exposure to credit risk.  A portion of the purchase discount on substantially all of our Legacy Non-Agency MBS is designated as a non-accretable discount (also referred to hereafter as Credit Reserve), which serves to reduce our risk of loss on the mortgages collateralizing such MBS and is not expected to be accreted into interest income.  The portion of the purchase discount that is designated as accretable discount is accreted into interest income over the life of the security.  The mortgages collateralizing our Legacy Non-Agency MBS consist primarily of ARMs, 30-year fixed rate mortgages and Hybrids. Legacy Non-Agency ARMs and Hybrids typically exhibit reduced interest rate sensitivity (as compared to fixed-rate Legacy Non-Agency MBS) due to their interest rate adjustments (similar to Agency ARMs and Hybrids). However, yields on Legacy Non-Agency MBS, unlike Agency MBS, also exhibit sensitivity to changes in credit performance.  If credit performance improves, the Credit Reserve may be decreased (and accretable discount increased), resulting in a higher yield over the remaining life of the security. Similarly, deteriorating credit performance could increase the Credit Reserve and decrease the yield over the remaining life of the security or other-than-temporary impairment could result. To the extent that higher interest rates in the future are indicative of an improving economy, better employment data and/or higher home prices, it is possible that these factors will improve the credit performance of Legacy Non-Agency MBS and therefore mitigate the interest rate sensitivity of these securities.

During 2013 and 2014 we expanded our universe of investments through our purchases of RPL/NPL MBS. Our RPL/NPL MBS were purchased primarily in offerings of new issues of such securities at prices at or around par and represent the senior tranches in the securitizations of the loan portfolios collateralizing such securities. These RPL/NPL MBS are structured with significant credit enhancement (typically approximately 50%) to mitigate our exposure to credit risk on these securities. The subordinate tranche(s) absorb(s) all credit losses (until extinguished) and typically receives no cash flow (interest or principal) until the senior tranche is paid off. In addition, these deal structures contain an interest rate step-up feature, whereby the coupon on the senior tranche increases by 300 basis points if the security that we hold has not been redeemed by the issuer after 36 months. We expect that the combination of the priority cash flow of the senior tranche and the 36-month step-up will result in these securities’ exhibiting short average lives and, accordingly, reduced interest rate sensitivity. Consequently, we believe that RPL/NPL MBS provide attractive returns given our assessment of the interest rate and credit risk associated with these securities.

In addition, in the second quarter of 2014, we began acquiring residential whole loans through our investments in certain trusts that are consolidated on our balance sheet for financial reporting purposes. To date, we have focused on purchasing packages of both re-performing and non-performing whole loans. Re-performing loans are typically characterized by borrowers who have experienced payment delinquencies in the past and the amount owed on the mortgage may exceed the value of the property pledged as collateral. These loans are purchased at purchase prices that are discounted (often substantially so) to the contractual loan balance to reflect the credit history of the borrower, the loan-to-value (or LTV) of the loan and the coupon. Non-performing loans are typically characterized by borrowers who have defaulted on their obligations and/or have payment delinquencies of 60 days or more at the time we acquire the loan. These loans are also purchased at purchase prices that are discounted (often substantially so) to the contractual loan balance that reflects primarily the value of the collateral securing the loan. Typically, this purchase price is a discount to the expected value of the collateral securing the loan. All of the residential whole loans were purchased by the trusts on a servicing-released basis, i.e., the sellers of such loans transferred the right to service the loans as part of the sale. Because we do not directly service any loans, we have contracted with loan servicing companies with specific expertise in working with delinquent borrowers in an effort to cure delinquencies through, among other things, loan modification and third-party refinancing. To the extent these efforts are successful, we believe our investments in residential whole loans will yield attractive returns. In addition, to the extent that it is not possible to achieve a successful outcome for a particular borrower and the real property collateral must be foreclosed on and liquidated, we believe that the discounted purchase price at which the asset was acquired, provides us with a level of protection against financial loss.
FINANCING STRATEGY

Our financing strategy is designed to increase the size of our investment portfolio by borrowing against a substantial portion of the market value of the assets in our portfolio.  We primarily use repurchase agreements to finance our holdings of Agency MBS, and repurchase agreements and securitized debt to finance our holdings of Non-Agency MBS, including RPL/NPL MBS.  We enter into interest rate derivatives to hedge the interest rate risk associated with a portion of our repurchase agreement borrowings and securitized debt.  Going forward, in connection with our current and any future investment in residential whole loans, our financing strategy may expand to the use of whole loan repurchase agreements, securitization or other forms of structured financing.

Repurchase agreements, although legally structured as sale and repurchase transactions, are financing contracts (i.e., borrowings) under which we pledge our MBS as collateral to secure loans with repurchase agreement counterparties (i.e., lenders).  Repurchase agreements involve the transfer of the pledged collateral to a lender at an agreed upon price in exchange for such lender’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing) at a higher price.  The difference between the original transfer price and return price is the cost, or interest expense, of borrowing under a repurchase agreement.  Our cost of borrowings under repurchase agreements is generally LIBOR based.  Under our repurchase agreements, we pledge our securities as collateral to secure the borrowing, with the amount borrowed equal to a specified percentage (known as the haircut) less than the fair value of the pledged collateral, while we retain beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan including any accrued interest and concurrently receive back our pledged collateral from the lender. With the consent of the lender, we may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby, a lender may require that we pledge additional securities or cash as collateral to secure borrowings under our repurchase financing with such lender, are routinely experienced by us when the value of the MBS pledged as collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  We also may make margin calls on counterparties when collateral values increase.

In order to reduce our exposure to counterparty-related risk, we generally seek to enter into repurchase agreements and other financing arrangements, including but not limited to, resecuritizations, collateralized financing arrangements and other structured financings and derivatives, with a diversified group of financial institutions.  At December 31, 2014, we had outstanding balances under repurchase agreements with 25 separate lenders.

We have engaged in and may engage in future resecuritization transactions.  The objective of such a transaction may include obtaining permanent non-recourse financing, obtaining liquidity or financing the underlying securitized financial assets on improved terms.  For financial statement reporting purposes, we will generally account for such transactions as a financing of the underlying MBS.  (See Note 17 to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.)

In addition to repurchase agreements, securitized debt and 8% Senior Notes due 2042 (or Senior Notes), we may also use other sources of funding in the future to finance our MBS portfolio, including, but not limited to, other types of collateralized borrowings, loan agreements, lines of credit, commercial paper or the issuance of debt securities.

COMPETITION

We operate in the mortgage REIT industry.  We believe that our principal competitors in the business of acquiring and holding residential mortgage assets of the types in which we invest are financial institutions, such as banks, savings and loan institutions, life insurance companies, institutional investors, including mutual funds and pension funds, hedge funds, other mortgage-REITs as well as the U.S. Federal Reserve as part of its monetary policy activities.  Some of these entities may not be subject to the same regulatory constraints (i.e., REIT compliance or maintaining an exemption under the Investment Company Act) as us.  In addition, many of these entities have greater financial resources and access to capital than us.  The existence of these entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of residential mortgage assets, resulting in higher prices and lower yields on such assets.

EMPLOYEES

At December 31, 2014, we had 43 employees, all of whom were full-time.  We believe that our relationship with our employees is good.  None of our employees are unionized or represented under a collective bargaining agreement.

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

Item 1A.  Risk Factors.

This section highlights specific risks that could affect our Company and its business. Readers should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K.  Based on the information currently known to us, we believe the following information identifies the most significant risk factors affecting our Company.  However, the risks and uncertainties we face are not limited to those described below.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

If any of the following risks and uncertainties develops into actual events or if the circumstances described in the risks and uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on our business, prospects, financial condition, results of operations, cash flows or liquidity.  These events could also have a negative effect on the trading price of our securities.

General

Our business and operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, the supply and demand for MBS and residential whole loans in the marketplace, the availability, sufficiency and terms of adequate financing, the credit performance of our Non-Agency MBS and residential whole loans, general economic and real estate conditions (both on national and local level) and the impact of government actions in the real estate and mortgage sectors.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS and residential whole loans, the behavior of which involves various risks and uncertainties.  Interest rates and conditional prepayment rates (or CPRs), which measure the amount of unscheduled principal payment on a bond or loan as a percentage of its balance, vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.  Our operating results also depend upon our ability to effectively manage the risks associated with our business operations, including interest rate, prepayment, financing and credit risks, while maintaining our qualification as a REIT.

We may change our investment strategy, operating policies and/or asset allocations without stockholder consent, which could materially adversely affect our results of operations.

We may change our investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders.  A change in our investment strategy may increase our exposure to interest rate risk, credit risk, default risk and/or real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our making investments in asset categories different from our historical investments.  For example, during 2013 and 2014 we began investing in RPL/NPL MBS and credit sensitive residential whole loans. The mortgages underlying these assets generally have different characteristics from the mortgages underlying the other Non-Agency investments we have made in previous years, including, for example, lower average loan balances and lower borrower Fair Issac Corporation (or FICO) scores. These changes could materially adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or make distributions.

Credit Risks

Our investments in Non-Agency MBS (including RPL/NPL MBS, which we have acquired in recent years)) or other investment assets of lower credit quality, including our investments in seasoned re-performing and non-performing residential whole loans, involve credit risk, which could materially adversely affect our results of operations.

The holder of a mortgage or MBS assumes the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest.  Under our investment policy, we have the ability to acquire Non-Agency MBS, residential whole loans and other investment assets of lower credit quality.  In general, Non-Agency MBS carry greater investment risk than Agency MBS because they are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation.  Higher-than-expected rates of default and/or higher-than-expected loss severities on the mortgages underlying our Non-Agency MBS or on our residential whole loan investments may adversely affect the value of those assets.  Accordingly, defaults in the payment of principal and/or interest on our Non-Agency MBS, residential whole loan investments and other investment assets of less-than-high credit quality would likely result in our incurring losses of income from, and/or losses in market value relating to, these assets.

A significant portion of our Non-Agency MBS and residential whole loans are secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, adverse climate changes or other adverse events specific to those markets.

A significant number of the mortgages underlying our Non-Agency MBS and residential whole loan investments are concentrated in certain geographic areas.  For example, we have significantly higher exposure in California, Florida, New York, Virginia and Maryland.  (See “Credit Risk” included under Part II, Item 7A  “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.)  Certain markets within these states (particularly California and Florida) experienced significant decreases in residential home values during the financial crisis of 2007-2008 and the years thereafter.  Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our Non-Agency MBS and residential whole loan investments.  In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default and foreclosure of re-performing loans and the loans underlying our Non-Agency MBS.  This could, in turn, have a material adverse effect on our credit loss experience on our Non-Agency MBS and residential whole loan investments in the affected market if higher-than-expected rates of default and/or higher-than-expected loss severities on our re-performing loan investments or the mortgages underlying our Non-Agency MBS were to occur.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane or a flood), terrorist attack or a significant adverse climate change may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing the mortgages collateralizing our Non-Agency MBS or residential whole loans.  Because certain natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers, the affected borrowers may have to pay for any repairs themselves.  Borrowers may decide not to repair their property or may stop paying their mortgages under those circumstances.  This would likely cause defaults and credit loss severities to increase.

Changes in governmental laws and regulations, fiscal policies, property taxes and zoning ordinances can also have a negative impact on property values, which could result in borrowers’ deciding to stop paying their mortgages. This circumstance could cause credit loss severities to increase, thereby adversely impacting our results of operations.

We have investments in Non-Agency MBS collateralized by Alt A loans and may also have investments collateralized by subprime mortgage loans, which, due to lower underwriting standards, are subject to increased risk of losses.

We have certain investments in Non-Agency MBS backed by collateral pools containing mortgage loans that were originated under underwriting standards that were less strict than those used in underwriting “prime mortgage loans.”  These lower standards permitted mortgage loans, often with LTV ratios in excess 80%, to be made to borrowers having impaired credit histories, lower credit scores, higher debt-to-income ratios and/or unverified income.  Difficult economic conditions, including increased interest rates and lower home prices, can result in Alt A and subprime mortgage loans having increased rates of delinquency, foreclosure, bankruptcy and loss (including such as during the credit crisis of 2007-2008 and the housing crisis of the last few years), and are likely to otherwise experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner.  Thus, because of higher delinquency rates and losses associated with Alt A and subprime mortgage loans, the performance of our Non-Agency MBS that are backed by these types of loans could be correspondingly adversely affected, which could materially adversely impact our results of operations, financial condition and business.

To the extent that due diligence is conducted on potential assets, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.

Before making an investment, we typically conduct (either directly or using third parties) certain due diligence. There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, our due diligence processes will uncover all relevant facts, which could result in losses on these assets to the extent we ultimately acquire them, which, in turn, could adversely affect our results of operations, financial condition and business.

We are subject to counterparty risk and may be unable to seek indemnity or require counterparties to repurchase residential whole loans if they breach representations and warranties, which could cause us to suffer losses.

When selling mortgage loans, sellers typically make customary representations and warranties about such loans. Residential mortgage loan purchase agreements may entitle the purchaser of the loans to seek indemnity or demand repurchase or substitution of the loans in the event the seller of the loans breaches a representation or warranty given to the purchaser. There can be no assurance that a mortgage loan purchase agreement will contain appropriate representations and warranties, that we or the trust that purchases the mortgage loans would be able to enforce a contractual right to repurchase or substitution, or that the seller of the loans will remain solvent or otherwise be able to honor its obligations under its mortgage loan purchase agreements. The inability to obtain or enforce an indemnity or require repurchase of a significant number of loans could adversely affect our results of operations, financial condition and business.

We have experienced, and may in the future experience, declines in the market value of certain of our investment securities resulting in our recording impairments, which have had, and may in the future have, an adverse effect on our results of operations and financial condition.

A decline in the market value of our MBS or other investment securities may require us to recognize an “other-than-temporary impairment” (or OTTI) against such assets under GAAP.  When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  We assess our impaired securities on, at minimum, a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.”  If we intend to sell an impaired security, or it is more likely than not that we will be required to sell the impaired security before any anticipated recovery, then we must recognize an OTTI through charges to earnings equal to the entire difference between the security’s amortized cost and its fair value at the balance sheet date.  If we do not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI that is related to credit losses is required to be recognized through charges to earnings with the remainder recognized through other accumulated comprehensive income/(loss) (or AOCI) on our consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (or OCI) do not affect earnings.  When an OTTI is recognized through earnings, a new cost basis is established for the security and the new cost basis may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment to be recognized in earnings is subjective, as such determinations are based on facts available at the time the determination is made, as well as on our estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.

Our use of models in connection with the valuation of our assets subjects us to potential risks in the event that such models are incorrect, misleading or based on incomplete information.

As part of our risk management process, we may use models to evaluate, depending on the asset class, house price appreciation and depreciation by county, region, prepayment speeds and foreclosure frequency, cost and timing. Certain assumptions used as inputs to the models may be based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the model output also to be incorrect. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, we may be induced to buy certain assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether.

Valuations of some of our assets are subject to inherent uncertainty, may be based on estimates, may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed.

While the determination of the fair value of our investment assets takes into consideration valuations provided by third-party dealers and pricing services, the final determination of exit price fair values for our investment assets is based on our judgment, and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets may be difficult to obtain or may not be reliable. In general, dealers and pricing services heavily disclaim their valuations as such valuations are not intended to be binding bid prices. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability arising out of any inaccuracy or incompleteness in valuations. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another.

Our results of operations, financial condition and business could be materially adversely affected if our fair value determinations of these assets were materially higher than the values that would exist if a ready market existed for these assets.

Mortgage loan modification and refinancing programs and future legislative action may materially adversely affect the value of, and the returns on, our MBS and residential whole loan investments.

The U.S. Government, through the Federal Reserve, the Treasury Department, the Federal Housing Administration (or the FHA) and other agencies implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (or HAMP), which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program (or H4H Program), which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid foreclosure, and the Home Affordable Refinance Program (or HARP), which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed-rate mortgages.  HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans.  Especially with our Non-Agency MBS and residential whole loan investments, a continuing number of loan modifications with respect to a given underlying loan, including, but not limited to, those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such investments.  These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, that result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may materially adversely affect the value of, and the returns on, these assets.

Our investments in residential whole loans subject us to servicing-related risks, including those associated with foreclosure.

Beginning in the second quarter of 2014, we began to invest in residential whole loans through our investments in certain trusts that are consolidated on our balance sheet for financial reporting purposes. We expect that our investment portfolio in residential whole loans will increase over time.

The residential whole loans that have been acquired to date were purchased together with the related mortgage servicing rights. We rely on unaffiliated servicing companies to service and manage the mortgages underlying our MBS and our residential whole loans. If a servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in a higher frequency of default. If a servicer takes longer to liquidate non-performing mortgages, our losses related to those loans may be higher than originally anticipated. Any failure by servicers to service these mortgages and related real estate owned (or REO) properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted with unaffiliated servicing companies to carry out the actual servicing of the loans (including all direct interface with the borrowers), we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. (See “Regulatory Risk and Risks Related to the Investment Company Act of 1940 -- Our business is subject to extensive regulation.) In light of the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

When one of our residential whole loans is foreclosed upon, title to the underlying property is taken by a Company subsidiary. The foreclosure process, especially in judicial foreclosure states such as New York, Florida and New Jersey can be lengthy and expensive, and the delays and costs involved in completing a foreclosure, and then liquidating the property through sale, may materially increase any related loss. Finally, at such time as title is taken to a foreclosed property, it may require more extensive rehabilitation than we estimated at acquisition or a previously unknown environmental liability may be discovered that would require expensive and time-consuming remediation.

Government use of eminent domain to seize underwater mortgages could materially adversely affect the value of, and the returns on, our MBS.

The mortgages securing our investments are located in many geographic regions across the United States, with significantly higher exposure in California, Florida, New York, Virginia and Maryland.  Several county and municipal governments have discussed using eminent domain to seize from mortgage holders the mortgages of borrowers who are underwater, but not in default. In August 2013, the U.S. Federal Housing Finance Agency (or FHFA) released a statement expressing serious concerns on the use of eminent domain to restructure mortgages, based on a review it conducted since requesting public input on the proposal in August 2012, and indicated that it may take action in response to the use of eminent domain to restructure mortgage loans. However, if definitive action is taken by any local governments and such actions withstand Constitutional and other legal challenges, resulting in mortgages securing certain of our investments being seized using eminent domain, the consideration received from the seizing authorities for such mortgages may be substantially less than the outstanding principal balance, which would result in a realized loss and a corresponding write-down of the principal balance of those mortgages. The result of these seizures would be that the amounts we receive on our investments would be less than we would otherwise have received if the mortgage loans had not been seized, which may result in a lower return on such assets or require charges for OTTI or loan loss reserves. If governments ultimately adopt such plans and mortgages securing certain of our investments are seized on a widespread scale, it could have a material adverse effect on the value of and/or returns on our assets and our results of operations more generally.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may materially adversely affect our business.

The payments of principal and interest we receive on our Agency MBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  Fannie Mae and Freddie Mac are GSEs, but their guarantees are not backed by the full faith and credit of the United States.  Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.

In response to general market instability and, more specifically, the financial conditions of Fannie Mae and Freddie Mac, in July 2008 Congress enacted the Housing and Economic Recovery Act of 2008, which established the FHFA as a new regulator for Fannie Mae and Freddie Mac, the FHFA.  In September 2008, the U.S. Treasury, the FHFA, and the U.S. Federal Reserve announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage finance and protect taxpayers.  Under this plan, among other things, the FHFA was appointed as conservator of both Fannie Mae and Freddie Mac, allowing the FHFA to control the actions of the two GSEs without forcing them to liquidate (which would have been the case under receivership).  The primary focus of the plan was to increase the availability of mortgage financing by allowing these GSEs to continue to grow their guarantee business without limit, while limiting the size of their retained mortgage and Agency MBS portfolios and requiring that these portfolios be reduced over time.

In an effort to further stabilize the U.S. mortgage market, the U.S. Treasury pursued three additional initiatives beginning in 2008.  First, it entered into preferred stock purchase agreements, which have been subsequently amended, with each of the GSEs to ensure that they maintain a positive net worth.  Second, it established a new secured short-term credit facility, which is available to Fannie Mae and Freddie Mac (as well as Federal Home Loan Banks) when other funding sources are unavailable.  Third, it established an Agency MBS purchase program under which the U.S. Treasury purchased Agency MBS in the open market.  The U.S. Federal Reserve also established a program of purchasing Agency MBS.

Those efforts resulted in significant U.S. Government financial support and increased control of the GSEs.  The FHFA reported that, from the time of execution of the preferred stock purchase agreements through the third quarter of 2014, funding provided to Fannie Mae and Freddie Mac under the preferred stock purchase agreements totaled approximately $187.5 billion (although neither has required funding from the Treasury in the past ten quarters).  Those preferred stock purchase agreements, as amended, also require the reduction of Fannie Mae’s and Freddie Mac’s mortgage and Agency MBS portfolios (such portfolios were limited to $900 billion as of December 31, 2009, and to $810 billion as of December 31, 2010, and must be reduced each year until their respective mortgage assets reach $250 billion).  In August 2012, the Treasury Department amended its stock purchase agreements to provide that the GSEs’ portfolios will be wound down at an annual rate of 15 percent (an increase of five percent over the previously agreed annual rate of ten percent). In May 2014, the FHFA directed the GSEs to submit plans for reducing their retained portfolio assets to $250 billion by December 31, 2018. (As of March 2014, Freddie Mac’s portfolio stood at $434 billion and Fannie Mae’s was $468 billion.)

Although the U.S. Government has committed to support the positive net worth of Fannie Mae and Freddie Mac, there is no guarantee of continuing capital support if such support were to become necessary.  These uncertainties lead to questions about the availability of, and trading market for, Agency MBS.  Despite the steps taken by the U.S. Government, Fannie Mae and Freddie Mac could default on their guarantee obligations which would materially and adversely affect the value of our Agency MBS.  Accordingly, if these government actions are inadequate in the future and the GSEs were to suffer losses, be significantly reformed, or cease to exist (as discussed below), our business, operations and financial condition could be materially and adversely affected.

In addition, the problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans.  In 2011, the Obama administration proposed a plan to wind down the GSEs, and both houses of Congress have considered legislation to reform the GSEs, their functions and their missions. The future roles of Fannie Mae and Freddie Mac may be reduced (perhaps significantly) and the nature of their guarantee obligations could be limited relative to historical measurements.  Alternatively, it is still possible that Fannie Mae and Freddie Mac could be dissolved entirely or privatized, and, as mentioned above, the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market.  Any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, operations and financial condition.  If Fannie Mae or Freddie Mac were to be eliminated, or their structures were to change radically

(in particular a limitation or removal of the guarantee obligation), we could be unable to acquire additional Agency MBS and our existing Agency MBS could be materially and adversely impacted.

We could be negatively affected in a number of ways depending on the manner in which events unfold for Fannie Mae and Freddie Mac.  We rely on our Agency MBS as collateral for a significant portion of our financings under our repurchase agreements.  Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on our Agency MBS on acceptable terms or at all, or to maintain our compliance with the terms of any financing transactions.

As indicated above, future legislation could, among other things, reform the GSEs and their functions, or nationalize, privatize, or eliminate them entirely.  Any law affecting the GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac.  As a result, such laws could increase the risk of loss on our investments in Agency MBS guaranteed by Fannie Mae and/or Freddie Mac.  It also is possible that such laws could adversely impact the market for such securities and the spreads at which they trade.  All of the foregoing could materially and adversely affect our business, operations and financial condition.

Prepayment and Reinvestment Risk

Prepayment rates on the mortgage loans underlying our MBS may materially adversely affect our profitability or result in liquidity shortfalls that could require us to sell assets in unfavorable market conditions.

The MBS that we acquire are secured by pools of mortgages on residential properties.  In general, the mortgages collateralizing our MBS may be prepaid at any time without penalty.  Prepayments on our MBS result when borrowers satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property.  When we acquire a particular MBS, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on that MBS.  If we purchase MBS at a premium to par value, and borrowers then prepay the underlying mortgage loans at a faster rate than we expected, the increased prepayments on the MBS would reduce our expected yield on such securities because we would be required to amortize the related premium on an accelerated basis.  Conversely, if we purchase MBS at a discount to par value, and borrowers then prepay the underlying mortgage loans at a slower rate than we expected, the decreased prepayments on the MBS would reduce our expected yield on such securities because we would not be able to accrete the related discount as quickly as originally anticipated.

Prepayment rates on mortgage loans are influenced by changes in mortgage and market interest rates and a variety of economic, geographic, governmental and other factors beyond our control.  Consequently, prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment risks.  In periods of declining interest rates, prepayment rates on mortgage loans generally increase. Because of prepayment risk, the market value of our MBS (and in particular our Agency MBS) may benefit less than other fixed income securities from a decline in interest rates.  If general interest rates decline at the same time, we would likely not be able to reinvest the proceeds of the prepayments that we receive in assets yielding as much as those yields on the assets that were prepaid.

With respect to Agency MBS, we have, at times, purchased securities that have a higher coupon rate than the prevailing market interest rates.  In exchange for a higher coupon rate, we typically pay a premium over par value to acquire such securities.  In accordance with U.S. generally accepted accounting principles (or GAAP), we amortize premiums on our MBS over the life of the related MBS.  If the underlying mortgage loans securing these securities prepay at a more rapid rate than anticipated, we will be required to amortize the related premiums on an accelerated basis, which could adversely affect our profitability.  Defaults on the mortgages underlying Agency MBS typically have the same effect as loan prepayments because of the underlying Agency guarantee. As of December 31, 2014, we had net purchase premiums on our Agency MBS of $213.3 million (or 3.8% of current par value) and net purchase discounts on our Non-Agency MBS of $1.300 billion (or 24.4% of current par value).

Prepayments, which are the primary feature of MBS that distinguishes them from other types of bonds, are difficult to predict and can vary significantly over time.  As the holder of MBS, we receive a monthly payment equal to a portion of our investment principal in a particular MBS as the underlying mortgages are prepaid.  With respect to Agency MBS, we typically receive notice of monthly principal prepayments on the fifth business day of each month (such day is commonly referred to as “factor day”) and receive the related scheduled payment on a specified later date, which for (a) our Agency ARM-MBS and fixed-rate Agency MBS guaranteed by Fannie Mae is the 25th day of the month (or next business day thereafter), (b) our Agency ARM-MBS guaranteed by Freddie Mac is the 15th day of the following month (or next business day thereafter), (c) our fixed-rate Agency MBS guaranteed by Freddie Mac is the 15th day of the month (or next business day thereafter), and (d) our Agency ARM-MBS guaranteed by Ginnie Mae is the 20th day of that month (or next business day thereafter).  With respect to our Non-Agency MBS, we typically receive notice of monthly principal prepayments and the related scheduled payment on the 25th day of each month (or next business day thereafter).  In general, on the date each month that principal prepayments are announced (i.e., factor day for Agency MBS), the value of our MBS pledged as collateral under our repurchase agreements is reduced by the amount of the prepaid principal and, as a result, our lenders will typically initiate a margin call that requires us to pledge additional collateral in the form of cash or additional MBS, in an amount equal to the prepaying principal, in order to re-establish the required ratio of borrowing to collateral value under such repurchase agreements.  Accordingly, in the case of Agency MBS, the announcement on factor day of principal prepayments occurs prior to our receipt of the related scheduled payment. This timing differential creates a short-term receivable for us in the amount of any such principal prepayments; however, under our repurchase agreements, we may receive a margin call in the amount of the related reduction in value of the Agency MBS and be required to post on or about factor day additional cash or other collateral in the amount of the prepaying principal to be received, which thereby would reduce our liquidity during the period in which the short-term receivable is outstanding.  As a result, in order to meet any such margin calls, we might be forced to sell assets in order to maintain adequate liquidity.  Forced sales, particularly under adverse market conditions, may result in lower sales prices than sales made under ordinary market conditions in the normal course of business.  If our MBS were to be liquidated at prices below our amortized cost (i.e., our cost basis) of such assets, we would incur losses, which could materially adversely affect our earnings.  In addition, in order to continue to earn a return on this prepaid principal, we must reinvest it in additional MBS or other assets; however, in a declining interest rate environment, we might earn a lower return on our reinvested funds as compared to the return earned on the MBS that had prepaid.

Prepayments may have a materially negative impact on our financial results, the effects of which depend on, among other things, the timing and amount of the prepayment delay on Agency MBS, the amount of unamortized premium on MBS prepayments, the rate at which prepayments are made on our Non-Agency MBS, the reinvestment lag and the availability of suitable reinvestment opportunities.

Risks Related to Our Use of Leverage

Our business strategy involves the use of leverage, and we may not achieve what we believe to be optimal levels of leverage or we may become overleveraged, which may materially adversely affect our liquidity, results of operations or financial condition.

Our business strategy involves the use of borrowing or “leverage.”  Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our MBS and our residential whole loans and use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets.  We are not required to maintain any particular debt-to-equity ratio.  Future increases in the amount by which the collateral value is required to contractually exceed the repurchase transaction loan amount, decreases in the market value of our MBS, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal.  The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets.  If the interest income on our MBS purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations.  Such losses could be significant as a result of our leveraged structure.  The use of leverage to finance our MBS and other assets involves a number of other risks, including, among other things, the following:

•
Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability and liquidity.  As of December 31, 2014, we had amounts outstanding under repurchase agreements with 25 separate lenders.  A material adverse development involving one or more major financial institutions or the financial markets in general could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether.  Because all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability.  Furthermore, if a number of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales, particularly under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings.

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

•
If we are unable to renew our borrowings at acceptable interest rates, it may force us to sell assets under adverse market conditions, which may materially adversely affect our liquidity and profitability.  Since we rely primarily on borrowings under repurchase agreements to finance our MBS, our ability to achieve our investment objectives depends on our ability to borrow funds in sufficient amounts and on acceptable terms, and on our ability to renew or replace maturing borrowings on a continuous basis.  Our repurchase agreement credit lines are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms.  Our ability to enter into repurchase transactions in the future will depend on the market value of our MBS pledged to secure the specific borrowings, the availability of acceptable financing and market liquidity and other conditions existing in the lending market at that time.  If we are not able to renew or replace maturing borrowings, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales, particularly under adverse market conditions could result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could materially adversely affect our earnings.

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

•
If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses.  When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders.  Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties in light of recent market conditions.  Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets.  At December 31, 2014, we had greater than 5% stockholders’ equity at risk to the following repurchase agreement counterparties: Credit Suisse (approximately 18.3%), Wells Fargo (approximately 10.8%), UBS (approximately 6.7%), RBC (approximately 6.0%) and RBS (approximately 5.2%).

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

Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings.  We rely primarily on borrowings under repurchase agreements to finance the acquisition of MBS which have longer-term contractual maturities.  Even though the majority of our investments have interest rates that adjust over time based on changes in corresponding interest rate indexes, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our investments.  In general, if the interest expense on our borrowings increases relative to the interest income we earn on our investments, our profitability may be materially adversely affected, including due to the following reasons:

•
Changes in interest rates, cyclical or otherwise, may materially adversely affect our profitability.  Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control.  In general, we finance the acquisition of our investments through borrowings in the form of repurchase transactions, which exposes us to interest rate risk on the financed assets.  The cost of our borrowings is based on prevailing market interest rates.  Because the terms of our repurchase transactions typically range from one to six months at inception, the interest rates on our borrowings generally adjust more frequently (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) than the interest rates on our investments.  During a period of rising interest rates, our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin.  The severity of any such decline would depend on our asset/liability composition, including the impact of hedging transactions, at the time as well as the magnitude and period over which interest rates increase.  Further, an increase in short-term interest rates could also have a negative impact on the market value of our MBS portfolio.  If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

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

Risks Associated With Adverse Developments in the Mortgage Finance and Credit Markets and Financial Markets Generally

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

The assets that comprise our investment portfolio and that we acquire are not traded on an exchange.  A portion of our investments may be subject to legal and other restrictions on resale and are otherwise generally less liquid than exchange-traded securities.  Any illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises.  In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.  Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we have or could be attributed with material, non-public information regarding such business entity.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Actions by the U.S. Government designed to stabilize or reform the financial markets may not achieve their intended effect or otherwise benefit our business, and could materially adversely affect our business.

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets.  For instance, the Dodd-Frank Act imposes significant restrictions on the proprietary trading activities of certain banking entities and subjects other systemically significant entities and activities regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities.  The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the MBS market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements.  The Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans.  The Dodd-Frank Act’s extensive requirements, and implementation by regulatory agencies such as the Commodity Futures Trading Commission (or CFTC), the Federal Deposit Insurance Corporation (or FDIC), Federal Reserve Board, the SEC may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of MBS, both of which could have a material adverse effect on our business.

In addition, U.S. Government, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to continue to address the fallout from the 2007-2008 financial and credit crisis domestically and internationally.  International financial regulators are examining standard setting for systemically significant entities, such as those considered by the Third Basel Accords (Basel III) to be incorporated by domestic entities. We cannot predict whether or when such actions may occur or what affect, if any, such actions could have on our business, results of operations and financial condition.

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

As Europe continues to experience credit-related concerns, particularly in countries such as Greece, Italy, Spain and Portugal, there is a risk to the financial condition and stability of major European banks.  Some of these banks have U.S. banking subsidiaries, which have provided financing to us, particularly repurchase agreement financing for the acquisition of residential mortgage assets.  If European banks and financial institutions experienced a deterioration in financial condition, there is the possibility that this would also negatively affect the operations of their U.S. banking subsidiaries.  This could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

Any downgrade, or perceived potential of a downgrade, of U.S. sovereign credit ratings or the credit ratings of the U.S. Government-sponsored entities (or GSEs) by the various credit rating agencies may materially adversely affect our the value of our Agency MBS and our business more generally.

During the summer of 2011, Standard & Poor’s Ratings Services (or S&P), one of the major credit rating agencies, downgraded the U.S. sovereign credit rating in response to the protracted debate over the “U.S. debt ceiling limit” and S&P’s perception of the U.S. Government’s ability to address its long-term budget deficit.  At the same time, S&P also lowered the credit ratings of the GSEs in response to the downgrade in the U.S. sovereign credit rating, as the value of the Agency MBS issued by the GSEs and their ability to meet their obligations under such Agency MBS are largely determined by the support provided to them by the U.S. Government and market perceptions of the strength of such support and the likelihood of its continuity.

We could be adversely affected in a number of ways in the event of a default by the U.S. Government, a further downgrade by S&P or a downgrade of the U.S. sovereign credit rating by another credit rating agency   Such adverse effects could include higher financing costs and/or a reduction in the amount of financing provided based on the market value of collateral posted under our repurchase agreements and other financing arrangements.  In addition, although the rating agencies have more recently determined that the GSEs’ outlook is generally stable, to the extent that the credit rating of any or all of the GSEs were to be downgraded in the future, the value of our Agency MBS could be adversely affected. These outcomes could in turn materially adversely affect our operations and financial condition in a number of ways, including a reduction in the net interest spread between our assets and associated repurchase agreement borrowings or a decrease in our ability to obtain repurchase agreement financing on acceptable terms, or at all.

Regulatory Risk and Risks Related to the Investment Company Act of 1940

Our business is subject to extensive regulation.

Our business is subject to extensive regulation by federal and state governmental authorities, self-regulatory organizations and securities exchanges. We are required to comply with numerous federal and state laws. The laws, rules and regulations comprising this regulatory framework change frequently, as can the interpretation and enforcement of existing laws, rules and regulations. Some of the laws, rules and regulations to which we are subject are intended primarily to safeguard and protect consumers, rather than stockholders or creditors. From time to time, we may receive requests from federal and state agencies for records, documents and information regarding our policies, procedures and practices regarding our business activities. We incur significant ongoing costs to comply with these government regulations.

Although we do not originate or directly service residential mortgage loans, we must comply with various federal and state laws, rules and regulations as a result of owning MBS and residential whole loans. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act), and the Gramm-Leach-Bliley Financial Modernization Act of 1999 (or Gramm-Leach-Bliley). These requirements can and do change as statutes and regulations are enacted, promulgated, amended and interpreted, and the recent trend among federal and state lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings in relation to the mortgage industry generally. Although we believe that we have structured our operations and investments to comply with existing legal and regulatory requirements and interpretations, changes in regulatory and legal requirements, including changes in their interpretation and enforcement by lawmakers and regulators, could materially and adversely affect our business and our financial condition, liquidity and results of operations.

Maintaining our exemption from registration under the Investment Company Act imposes significant limits on our operations.

We conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis. Excluded from the term “investment securities,” among other things, are U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for private funds set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

Beginning with the second quarter of 2014, we reorganized as a holding company to conduct our businesses primarily through wholly-owned subsidiaries. We intend to conduct our operations so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis will consist of “investment securities.” The securities issued by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. We monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly-owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries.

If the value of securities issued by our subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we own, exceeds 40% of our adjusted total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so or (c) to register as an investment company under the Investment Company Act, either of which could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

We expect that our subsidiaries that invest in residential mortgage loans (whether through a consolidated trust or otherwise) will rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of these subsidiaries’ assets must be comprised of qualifying real estate assets and at least 80% of each of their portfolios must be comprised of qualifying real estate assets and real estate-related assets under the Investment Company Act. Mortgage loans that were fully and exclusively secured by real property are generally qualifying real estate assets for purposes of the exemption. All, or substantially all, of our residential mortgage loans are fully and exclusively secured by real property with a loan-to-value ratio of less than 100%. As a result, we believe our residential mortgage loans that are fully and exclusively secured by real property meet the definition of qualifying real estate assets. To the extent we own any residential mortgage loans with a loan-to-value ratio of greater than 100%, we intend to classify, depending on guidance from the SEC staff, only the portion of the value of such loans that does not exceed the value of the real estate collateral as qualifying real estate assets and the excess as real estate-related assets.

In August 2011, the SEC issued a concept release pursuant to which they solicited public comments on a wide range of issues relating to companies engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on Section 3(c)(5)(C) of the Investment Company Act. The concept release and the public comments thereto have not yet resulted in SEC rulemaking or interpretative guidance and we cannot predict what form any such rulemaking or interpretive guidance may take. There can be no assurance, however, that the laws and regulations governing the Investment Company Act status of REITs, or guidance from the SEC or its staff regarding the exemption from registration as an investment company on which we rely, will not change in a manner that adversely affects our operations. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets, if any, to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in us holding assets we might wish to sell or selling assets we might wish to hold.

Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold d residential mortgage loans through majority owned subsidiaries that rely on Section 3(c)(5)(C). The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the exceptions we and our subsidiaries rely on from the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the Division of Investment Management of the SEC providing more specific or different guidance regarding these exemptions, will not change in a manner that adversely affects our operations.

Risks Related to Our Use of Hedging Strategies

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

As indicated above, from time to time we enter into Swaps. Entities entering into Swaps are exposed to credit losses in the event of non-performance by counterparties to these transactions. The CFTC, issued new rules that became effective in October 2012 regarding Swaps under the authority granted to it pursuant to the Dodd-Frank Act. Although the new rules do not directly affect the negotiations and terms of individual Swap transactions between counterparties, they do require that the clearing of all Swap transactions through registered derivatives clearing organizations, or swap execution facilities, through standardized documents under which each Swap counterparty transfers its position to another entity whereby the centralized clearinghouse effectively becomes the counterparty to each side of the Swap. It is the intent of the Dodd-Frank Act that the clearing of Swaps in this manner is designed to avoid concentration of swap risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members. In addition to greater initial and periodic margin (collateral) requirements and additional transaction fees both by the swap execution facility and the clearinghouse, the Swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation, and regulation could adversely affect our business and results of operations. Additionally, for all Swaps we entered into prior to June 2013, we are not required to clear them through the central clearinghouse and these Swaps are still subject to the risks of non-performance by any of the individual counterparties with whom we entered into these transactions. If the Swap counterparty cannot perform under the terms of a Swap, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the Swap, and the hedged liability would cease to be hedged by the Swap. We may also be at risk for any collateral we have pledged to secure our obligation under the Swap if the counterparty becomes insolvent or files for bankruptcy. Default by a party with whom we enter into a hedging transaction may result in a loss and force us to cover our commitments, if any, at the then-current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that there will always be a liquid secondary market that will exist for hedging instruments purchased or sold and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

We record derivative and hedge transactions in accordance with GAAP, specifically according to the Financial Accounting Standards Board (or FASB) Accounting Standards Codification Topic on Derivatives.  Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the definition of a derivative, we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective.  If we fail to qualify for hedge accounting treatment, though the fundamental economic performance of our business would be unaffected, our operating results for financial reporting purposes may be materially adversely affected because losses on the derivatives we enter into would be recorded in net income, rather than AOCI, a component of stockholders’ equity.

Risks Related to Our Taxation as a REIT and the Taxation of Our Assets

If we fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

We have elected to qualify as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code) related to REIT qualification.  Accordingly, we will not be subject to federal income tax to the extent we distribute 100% of our REIT taxable income (which is generally our taxable income, computed without regard to the dividends paid deduction, any net income from prohibited transactions, and any net income from foreclosure property) to stockholders within the timeframe permitted under the Code and provided that we comply with certain income, asset ownership and other tests applicable to REITs.  We believe that we currently meet all of the REIT requirements and intend to continue to qualify as a REIT under the provisions of the Code.  Many of the REIT requirements however are highly technical and complex.  The determination of whether we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve interpretation.  For example, if we are to qualify as a REIT, annually at least 75% of our gross income must come from, among other sources, interest on obligations secured by mortgages on real property or interests in real property, gain from the disposition of real property, including mortgages or interest in real property (other than sales or dispositions of real property, including mortgages on real property, or securities that are treated as mortgages on real property, that we hold primarily for sale to customers in the ordinary course of a trade or business (i.e., prohibited transactions)), dividends, other distributions on and gains from the disposition of shares in other REITs, commitment fees received for agreements to make real estate loans and certain temporary investment income.  In addition, the composition of our assets must meet qualified requirements at the close of each quarter.  There can be no assurance that we will be able to satisfy these or other requirements or that the Internal Revenue Service (or IRS) or a court would agree with any conclusions or positions we have taken in interpreting the REIT requirements.

Even a technical or inadvertent mistake could jeopardize our REIT qualification unless we meet certain statutory relief provisions.  If we were to fail to qualify as a REIT in any taxable year for any reason, we would be subject to Federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

REIT distribution requirements could adversely affect our ability to execute our business plan.

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

The dividend distribution requirement limits the amount of cash we have available for other business purposes, including amounts to fund our growth.  Also, it is possible that because of differences in timing between the recognition of taxable income and the actual receipt of cash, we may have to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to maintain our qualification as a REIT or avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our stockholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be required to pay certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through taxable REIT subsidiaries (or TRSs) or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would reduce our operating cash flow and thus our cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To remain qualified as a REIT for Federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. In addition, in certain cases, the modification of a debt instrument could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be contributed to a TRS or disposed of in order for us to qualify or maintain our qualification as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.

We may generate taxable income that differs from our GAAP income on our Non-Agency MBS and residential whole loan investments purchased at a discount to par value, which may result in significant timing variances in the recognition of income and losses.

We have acquired and intend to continue to acquire Non-Agency MBS and residential whole loans at prices that reflect significant market discounts on their unpaid principal balances.  For financial statement reporting purposes, we generally establish a portion of the purchase discount on Non-Agency MBS as a Credit Reserve.  This Credit Reserve is generally not accreted into income for financial statement reporting purposes.  For tax purposes, however, we are not permitted to anticipate, or establish a reserve for, credit losses prior to their occurrence.  As a result, discount on securities acquired in the primary or secondary market is included in the determination of taxable income and is not impacted by losses until such losses are incurred.  Such differences in accounting for tax and GAAP can lead to significant timing variances in the recognition of income and losses.  Taxable income on Non-Agency MBS purchased at a discount to their par value may be higher than GAAP earnings in early periods (before losses are actually incurred) and lower than GAAP earnings in periods during and subsequent to when realized credit losses are incurred.  Dividends will be declared and paid at the discretion of our Board and will depend on REIT taxable earnings, our financial results and overall financial condition, maintenance of our REIT qualification and such other factors as our Board may deem relevant from time to time.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes.  The real estate mortgage investment conduit (or REMIC) provisions of the Code generally provide that REMICs are the only form of pass-through entity permitted to issue debt obligations with two or more maturities if the payments on those obligations bear a relationship to the mortgage obligations held by such entity.  If we engage in a non-REMIC securitization transaction, directly or indirectly through a qualified REIT subsidiary (or QRS), in which the assets held by the securitization vehicle consist largely of mortgage loans or MBS, in which the securitization vehicle issues to investors two or more classes of debt instruments that have different maturities, and in which the timing and amount of payments on the debt instruments is determined in large part by the amounts received on the mortgage loans or MBS held by the securitization vehicle, the securitization vehicle will be a taxable mortgage pool.  As long as we or another REIT hold a 100% interest in the equity interests in a taxable mortgage pool, either directly, or through a QRS, it will not be subject to tax.  A portion of the income that we realize with respect to the equity interest we hold in a taxable mortgage pool will, however, be considered to be excess inclusion income and, as a result, a portion of the dividends that we pay to our stockholders will be considered to consist of excess inclusion income.  Such excess inclusion income is treated as unrelated business taxable income (or UBTI) for tax-exempt stockholders, is subject to withholding for foreign stockholders (without the benefit of any treaty reduction), and is not subject to reduction by net operating loss carryovers.  In addition to the extent that our stock is owned by tax-exempt "disqualified organizations," such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Historically, we have not generated excess inclusion income; however, despite our efforts, we may not be able to avoid creating or distributing excess inclusion income to our stockholders in the future.  In addition, we could face limitations in selling equity interests to outside investors in securitization transactions that are taxable mortgage pools or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes.  These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to remain qualified as a REIT.

We enter into certain financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We generally believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to remain qualified as a REIT.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code could substantially limit our ability to hedge our liabilities. Any income from a properly designated hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets generally does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because a TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectibility rather than current market interest rates. The amount of such discount will nevertheless generally be treated as "market discount" for federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

Some of the debt instruments that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made. If such debt instruments turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectibility is provable.

In addition, we may acquire debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding instrument are "significant modifications" under the applicable Treasury regulations, the modified instrument will be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified instrument exceeds our adjusted tax basis in the unmodified instrument, even if the value of the instrument or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for federal tax purposes.

Finally, in the event that any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectibility. Similarly, we may be required to accrue interest income with respect to debt instruments at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

For these and other reasons, we may have difficulty making distributions sufficient to maintain our qualification as a REIT or avoid corporate income tax and the 4% excise tax in a particular year.

Dividends paid by REITs do not qualify for the reduced tax rates

The maximum regular federal income tax rate for dividends paid to domestic stockholders that are individuals, trusts and estates is currently 20%.  Dividends paid by REITs, however, are generally not eligible for the reduced rates.  Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

We may enter into resecuritization transactions, the tax treatment of which could have a material adverse effect on our results of operations.

We have engaged in and may in the future, engage in resecuritization transactions in which we transfer Non-Agency MBS to a special purpose entity that has formed or will form a securitization vehicle that will issue multiple classes of securities secured by and payable from cash flows on the underlying Non-Agency MBS.  To date, we have structured two such transactions as a REMIC securitizations, which, to the extent we have transferred securities in a resecuritization, is viewed as the sale of securities for tax purposes.  Although such transactions are treated as sales for tax purposes, they have historically not given rise to any taxable gain so that the prohibited transactions tax rules have not been implicated (i.e., the tax only applies to net taxable gain from sales that are prohibited transactions); however, no assurance can be offered that the IRS will agree with such treatment.  In addition, to these REMIC securitization transactions, we have also engaged in two resecuritization transactions that we believe should be treated as financing transactions for tax purposes.  If a securitization transaction were to be considered to be a sale of property to customers in the ordinary course of a trade or business, and we recognized a gain on such transaction for tax purposes, then we could risk exposure to the 100% tax on net taxable income from prohibited transactions.  Moreover, even if we retained MBS resulting from a resecuritization transaction and then subsequently sold such securities at a tax gain, the gain could, absent an available safe-harbor provision, be characterized as net income from a prohibited transaction.  Under these circumstances, our results of operations could be materially adversely affected.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to remain qualified as a REIT.

The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the Federal income tax treatment of an investment in us. Revisions in Federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

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

Provisions of Maryland law and other provisions of our organizational documents may limit the ability of a third party to acquire control of the Company.

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

Our Board may approve the issuance of capital stock with terms that may discourage a third party from acquiring the Company.

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

Other Business Risks.

We are dependent on our executive officers and other key personnel for our success, the loss of any of whom may materially adversely affect our business.

Our success is dependent upon the efforts, experience, diligence, skill and network of business contacts of our executive officers and key personnel.  The departure of any of our executive officers and/or key personnel could have a material adverse effect on our operations and performance.

We are dependent on information systems and their failure could significantly disrupt our business.

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

Computer malware, viruses, and computer hacking and phishing and cyber attacks have become more prevalent in our industry and may occur on our systems in the future. We rely heavily on financial, accounting and other data processing systems. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or networks or systems of, among other third parties, our lenders) or any failure to maintain performance, reliability and security of our technical infrastructure. As a result, any such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.         Properties.

Office Leases

We pay monthly rent pursuant to two operating leases.  Our lease for our corporate headquarters in New York, New York extends through May 31, 2020.  The lease provides for aggregate cash payments ranging over time from approximately $2.4 million to $2.5 million per year, paid on a monthly basis, exclusive of escalation charges.  In addition, as part of this lease agreement, we have provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that we default under certain terms of the lease.  In addition, we have a lease through December 31, 2016, for our off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, cash payments ranging over time from $29,000 to $30,000 per year, paid on a monthly basis.

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol “MFA.”  On February 6, 2015, the last sales price for our common stock on the New York Stock Exchange was $7.76 per share.  The following table sets forth the high and low sales prices per share of our common stock during each calendar quarter for the years ended December 31, 2014 and 2013:

	2014		2013
Quarter Ended	High	Low	High	Low
March 31	$7.96	$7.03	$9.59	$8.21
June 30	8.50	7.65	9.55	7.90
September 30	8.47	7.77	8.60	6.98
December 31	8.45	7.78	7.77	7.01

Holders

As of February 6, 2015, we had 643 registered holders of our common stock.  Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock.  We have paid full cumulative dividends on our preferred stock on a quarterly basis through December 31, 2014.  We have historically declared cash dividends on our common stock on a quarterly basis.  During 2014 and 2013, we declared total cash dividends to holders of our common stock of $294.8 million ($0.80 per share) and $594.3 million ($1.64 per share), respectively.  In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For 2014 and 2013, our common stock dividends were characterized as ordinary income to stockholders.  (For additional dividend information, see Notes 13(a) and 13(b) to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

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

We declared and paid the following dividends on our common stock during the years 2014 and 2013:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share
2014	December 9, 2014	December 26, 2014	January 30, 2015	$0.20	(1)
	September 17, 2014	September 29, 2014	October 31, 2014	0.20
	June 13, 2014	June 27, 2014	July 31, 2014	0.20
	March 10, 2014	March 28, 2014	April 30, 2014	0.20

2013	December 11, 2013	December 31, 2013	January 31, 2014	$0.20
	September 26, 2013	October 11, 2013	October 31, 2013	0.22
	August 1, 2013	August 12, 2013	August 30, 2013	0.28	(2)
	June 28, 2013	July 12, 2013	July 31, 2013	0.22
	March 28, 2013	April 12, 2013	April 30, 2013	0.22
	March 4, 2013	March 18, 2013	April 10, 2013	0.50	(3)

(1)	At December 31, 2014, the Company had accrued dividends and dividend equivalent rights (or DERs) payable of $74.5 million related to the common stock dividend declared on December 9, 2014.

(2)	Reflects the special cash dividend on common stock declared on August 1, 2013.

(3)	Reflects the special cash dividend on common stock declared on March 4, 2013.

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

Purchases of Equity Securities

As previously disclosed, in August 2005, our Board authorized a stock repurchase program (or Repurchase Program), to repurchase up to 4.0 million shares of our outstanding common stock under the Repurchase Program.  The Board reaffirmed such authorization in May 2010.  In December 2013, our Board increased the number of shares authorized for repurchase to an aggregate of 10.0 million shares. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as we deem appropriate (including, in our discretion, through the use of one or more plans adopted under Rule 10b-5-1 promulgated under the Securities Exchange Act of 1934, as amended (or 1934 Act)), using available cash resources.  Shares of common stock repurchased by us under the Repurchase Program are cancelled and, until reissued by us, are deemed to be authorized but unissued shares of our common stock.  The Repurchase Program may be suspended or discontinued by us at any time and without prior notice.

We did not repurchase any shares of our common stock under the Repurchase Program during the year ended December 31, 2014.  During the year ended December 31, 2013, we repurchased 2,143,354 shares of our common stock under the Repurchase Program at a total cost of approximately $15.4 million and an average cost of $7.20 per share.

We engaged in no share repurchase activity during the fourth quarter of 2014 pursuant to the Repurchase program.  We did, however, withhold restricted shares (under the terms of grants under our Amended and Restated 2010 Equity Compensation Plan (or 2010 Plan)) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.  The following table presents information with respect to (i) such withheld restricted shares, and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
October 1-31, 2014:
Repurchase Program (2)	—	$—	—	6,616,355
Employee Transactions (3)	—	—	N/A	N/A
November 1-30, 2014:
Repurchase Program (2)	—	—	—	6,616,355
Employee Transactions (3)	—	—	N/A	N/A
December 1-31, 2014:
Repurchase Program (2)	—	—	—	6,616,355
Employee Transactions (3)	251,486	8.28	N/A	N/A
Total Repurchase Program (2)	—	$—	—	6,616,355
Total Employee Transactions (3)	251,486	$8.28	N/A	N/A

(1)	Includes brokerage commissions.

(2)	As of December 31, 2014, we had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.

(3)	Our 2010 Plan provides that the value of the shares delivered or withheld be based on the price of our common stock on the date the relevant transaction occurs.

Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 on a monthly basis and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase.  Computershare Shareowner Services LLC is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent. During the years ended 2014 and 2013, we issued 4,526,855 and 9,511,739 shares of common stock through the DRSPP generating net proceeds of approximately $35.6 million and $77.6 million, respectively.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2010, we adopted the 2010 Plan, as approved by our stockholders.  (For a description of the 2010 Plan, see Note 15(a) to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.)

The following table presents certain information with respect to our equity compensation plans as of December 31, 2014:

Award (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Restricted Stock Units (or RSUs)	1,218,474
Total	1,218,474		(2)	9,034,533	(3)

(1)  All equity based compensation is granted pursuant to plans that have been approved by our stockholders.
(2)  A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price.  At December 31, 2014, 643,138 RSUs were vested, 301,536 RSUs were subject to time based vesting and 273,800 RSUs had vesting subject to achieving a market condition.
(3) Number of securities remaining available for future issuance under equity compensation plans excludes RSUs presented in the table and 243,948 shares of restricted stock, which were issued and outstanding at December 31, 2014, which are not presented in the table.

Item 6.  Selected Financial Data.

Our selected financial data set forth below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes, included under Item 8 of this Annual Report on Form 10-K.

	At or/For the Year Ended December 31,
(Dollars in Thousands, Except per Share Amounts)	2014	2013	2012	2011	2010

Operating Data:
Interest Income	$463,817	$482,940	$499,157	$496,747	$391,338
Interest expense	(159,808)	(164,013)	(171,670)	(149,411)	(145,125)
Net impairment losses recognized in earnings (1)	—	—	(1,200)	(10,570)	(12,277)
Gain on sales of MBS and U.S. Treasury securities, net (2)	37,497	25,825	9,001	6,730	33,739
Unrealized net gains and net interest income from Linked Transactions	17,092	3,225	12,610	3,015	53,762
Gain on residential whole loans held at fair value	447	—	—	—	—
Loss on termination of repurchase agreements (3)	—	—	—	—	(26,815)
Other (loss)/income, net	(251)	(7,298)	10	1,082	1,464
Operating and other expense	(45,290)	(37,970)	(41,069)	(31,179)	(26,324)
Net income	$313,504	$302,709	$306,839	$316,414	$269,762
Preferred stock dividends	15,000	13,750	8,160	8,160	8,160
Issuance costs of redeemed preferred stock (4)	—	3,947	—	—	—
Net income available to common stock and participating securities	$298,504	$285,012	$298,679	$308,254	$261,602
Earnings per share — basic and diluted	$0.81	$0.78	$0.83	$0.90	$0.93
Dividends declared per share of common stock (5)(6)	$0.800	$1.640	$0.880	$1.005	$0.890
Dividends declared per share of preferred stock (7)	$1.875	$2.136	$2.125	$2.125	$2.125

Balance Sheet Data:
MBS and CRT securities	$10,762,622	$11,371,358	$12,607,625	$10,912,977	$8,058,710
Residential whole loans	207,923	—	—	—	—
Residential whole loans, at fair value	143,472	—	—	—	—
Cash and cash equivalents	182,437	565,370	401,293	394,022	345,243
Linked Transactions	398,336	28,181	12,704	55,801	179,915
Total assets	12,354,744	12,471,908	13,517,550	11,750,634	8,687,407
Repurchase agreements	8,267,388	8,339,297	8,752,472	7,813,159	5,992,269
Securitized debt	110,574	366,205	646,816	875,520	220,933
Swaps (in a liability position)	62,198	28,217	63,034	114,220	139,142
Total liabilities	9,151,472	9,329,657	10,206,544	9,252,874	6,436,960
Preferred stock, liquidation preference	200,000	200,000	96,000	96,000	96,000
Total stockholders’ equity	3,203,272	3,142,251	3,311,006	2,497,760	2,250,447

Other Data:
Average total assets	$12,547,418	$13,192,285	$12,942,171	$11,185,224	$8,242,541
Average total stockholders’ equity	$3,230,932	$3,262,458	$2,945,687	$2,701,204	$2,226,546
Return on average total assets (8)	2.38%	2.16%	2.31%	2.76%	3.17%
Return on average total stockholders’ equity (9)	9.24%	8.74%	10.14%	11.41%	11.75%
Total average stockholders’ equity to total average assets (10)	25.75%	24.73%	22.76%	24.18%	26.91%
Dividend payout ratio (11)	0.99%	1.10%	1.06%	1.12%	0.96%
Book value per share of common stock (12)	$8.12	$8.06	$8.99	$6.74	$7.68

(1)	Reflects OTTI recognized through earnings related to Non-Agency MBS.

(2)
2014:  We sold Non-Agency MBS for $123.9 million, realizing gross gains of $37.5 million.  2013: We sold Non-Agency MBS for $152.6 million, realizing gross gains of $25.8 million and sold U.S. Treasury securities for $422.2 million, realizing net losses of approximately $24,000. 2012:  We sold Agency MBS for $168.9 million, realizing gross gains of $9.0 million.  2011:  We sold Agency MBS for $150.6 million, realizing gross gains of $6.7 million.  2010:  During the first quarter of 2010, we sold 52 of our longer term-to-reset Agency MBS for $931.9 million, realizing gross gains of $33.1 million.  (See Note (3) below.)

(3)	In connection with sales of our Agency MBS in the first quarter of 2010, we terminated $657.3 million of repurchase agreement borrowings, incurring losses of $26.8 million.

(4)
Issuance costs of redeemed preferred stock represent the original offering costs related to the 8.50% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), which was redeemed on May 16, 2013.

(5)
During 2014, 2013, 2012 and 2011, we declared our common stock dividend in the third month of each calendar quarter.  During 2010, we declared dividends on our common stock in the month subsequent to the end of each calendar quarter, with the exception of the fourth quarter dividend, which was typically declared during the fourth calendar quarter for tax reasons.

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

GENERAL

We are a REIT primarily engaged in the business of investing, on a leveraged basis, in residential mortgage assets, including Agency MBS, Non-Agency MBS and residential whole loans.  Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

At December 31, 2014, we had total assets of approximately $12.355 billion, of which $10.660 billion, or 86.3%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $5.904 billion of Agency MBS and $4.755 billion of Non-Agency MBS which includes $4.594 billion of Legacy Non-Agency MBS and $161.0 million of RPL/NPL MBS.  Furthermore we held $66.4 million of Legacy Non-Agency MBS and $1.847 billion of RPL/NPL MBS that are reported as components of Linked Transactions. In addition, at December 31, 2014, we had approximately $351.4 million in residential whole loans acquired through our interests in consolidated trusts, which represented approximately 2.8% of our total assets. Our remaining investment-related assets were primarily comprised of CRT securities, cash and cash equivalents, restricted cash, collateral obtained in connection with reverse repurchase agreements, derivative instruments and MBS-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive residential mortgage assets.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS, the behavior of which involves various risks and uncertainties.  Interest rates and conditional prepayment rates (or CPRs) (which measure the amount of unscheduled principal prepayment on a bond as a percentage of the bond balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

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

The table below presents the composition of our MBS portfolios with respect to repricing characteristics as of December 31, 2014:

	December 31, 2014
Underlying Mortgages	Agency MBS Fair Value (1)	Non-Agency MBS Fair Value (2)(3)	Total MBS (1)(2)(3)	Percent of Total
(In Thousands)
Hybrids in contractual fixed-rate period	$2,470,738	$678,586	$3,149,324	30.0%
Hybrids in adjustable period	1,182,050	2,405,731	3,587,781	34.2
15-year fixed rate	2,164,730	11,522	2,176,252	20.7
Greater than 15-year fixed rate	—	1,423,364	1,423,364	13.6
Floaters	86,147	75,204	161,351	1.5
Total	$5,903,665	$4,594,407	$10,498,072	100.0%

(1)  Does not include principal payments receivable in the amount of $542,000.
(2)  Does not reflect $1.913 billion of Non-Agency MBS underlying our Linked Transactions.
(3) Does not reflect $161.0 million of RPL/NPL MBS, which are re-performing deals with both fixed rate and hybrid re-performing loans.

As of December 31, 2014, approximately $6.749 billion, or 64.3%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $3.749 billion, or 35.7%, was in its contractual adjustable-rate period, or were floating rate MBS with interest rates that reset monthly.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.

Premiums arise when we acquire MBS at a price in excess of the principal balance of the mortgages securing such MBS (i.e., par value).  Conversely, discounts arise when we acquire MBS at a price below the principal balance of the mortgages securing such MBS or acquire residential whole loans at a price below the principal balance of the mortgage.  Premiums paid on our MBS are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums on our MBS, which are primarily carried on our Agency MBS, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the internal rate of return (or IRR)/interest income earned on such assets.  Generally, if prepayments on these investments are less than anticipated, we expect that the income recognized on such assets would be reduced and impairments and/or loan reserves could result.

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Legacy Non-Agency MBS may differ significantly.  For the year ended December 31, 2014, our Agency MBS portfolio experienced a weighted average CPR of 13.0%, and our Legacy Non-Agency MBS portfolio (including Legacy Non-Agency MBS underlying our Linked Transactions) experienced a CPR of 12.3%. For the year ended December 31, 2013, our Agency MBS portfolio experienced a weighted average CPR of 17.9%, and our Legacy Non-Agency MBS portfolio (including Legacy Non-Agency MBS underlying our Linked Transactions) experienced a CPR of 15.9%. Over the last consecutive eight quarters, ending with December 31, 2014, the monthly fair value weighted average CPR on our MBS portfolio ranged from a high of 19.7% experienced during the quarter ended September 30, 2013 to a low of 10.4% experienced during the quarter ended March 31, 2014, with an average CPR over such quarters of 14.9%.

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

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At December 31, 2014, we had net unrealized gains of $80.1 million on our Agency MBS, comprised of gross unrealized gains of $113.7 million and gross unrealized losses of $33.6 million, net unrealized gains on our Non-Agency MBS of $735.2 million, comprised of gross unrealized gains of $738.9 million and gross unrealized losses of $3.7 million and net unrealized losses on our CRT securities of $1.8 million, comprised of gross unrealized gains of $324,000 and gross unrealized losses of $2.1 million.  At December 31, 2014, we did not intend to sell any of our MBS or CRT securities that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our Agency MBS and Non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings under repurchase agreements.  We have also engaged in resecuritization transactions with respect to our Non-Agency MBS, which provide access to non-recourse financing.  Even though the majority of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings and securitized debt will typically change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at December 31, 2014 were comprised of Swaps.

Our Swap derivative instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  Our Swaps do not extend the maturities of our repurchase agreements; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During 2014, we entered into four new Swaps with an aggregate notional amount of $400.0 million, a weighted average fixed-pay rate of 1.95% and initial maturities ranging from five to seven years and had Swaps with an aggregate notional amount of $685.0 million and a weighted average fixed-pay rate of 2.28% amortize and/or expire.  At December 31, 2014, we had Swaps designated in hedging relationships with an aggregate notional amount of $3.760 billion with a weighted average fixed-pay rate of 1.85% and a weighted average variable interest rate of 0.16%.

Recent Market Conditions

During 2014, we continued to invest in residential mortgage assets, including both Agency and Non-Agency MBS and starting in the second quarter of the year, we began, through interests in consolidated trusts, to invest in residential whole loans.  During the year ended December 31, 2014, we acquired approximately (i) $2.133 billion of securitizations of RPL/NPL MBS at a weighted average purchase price of 99.9% of par value (of which $1.994 billion are reported as a component of Linked Transactions), (ii) $599.3 million of Agency MBS at a weighted average purchase price of 105.9% of par value and (iii) $429.9 million of Legacy Non-Agency MBS (of which $59.0 million are reported as a component of Linked Transactions) at a weighted average purchase price of 87.7% of par value.  At December 31, 2014, our combined MBS portfolio was approximately $12.573 billion (including $1.913 billion MBS reported as components of Linked Transactions) compared to $11.502 billion (including $130.8 million MBS reported as components of Linked Transactions) at December 31, 2013. During 2014, we experienced an increase in our combined MBS portfolio primarily due to the addition of newly acquired assets exceeding principal repayments.

At December 31, 2014, $5.904 billion of our MBS portfolio was invested in Agency MBS.  During the year ended 2014, the fair value of our Agency MBS decreased by $615.0 million. This was due to $1.233 billion of principal repayments and $46.8 million of premium amortization, which was partially offset by the addition of $599.3 million of newly acquired assets and a $65.7 million increase in net unrealized gains. In addition to our investments in Agency MBS, during 2014 we invested for the first time in CRT securities, which are debt obligations issued by Fannie Mae and Freddie Mac. At December 31, 2014 our investments in these securities totaled $107.6 million (including $4.6 million reported as a component of Linked Transactions).

At December 31, 2014, $4.755 billion of our MBS portfolio was invested in Non-Agency MBS (excluding Legacy Non-Agency MBS and RPL/NPL MBS reported as a component of Linked Transactions). During the year ended December 31, 2014, the fair value of our Non-Agency MBS holdings (excluding Legacy Non-Agency and RPL/NPL MBS reported as a component of Linked Transactions) decreased by $96.7 million. The primary components of the change during the year in these Non-Agency balances include $698.8 million of Non-Agency principal reductions and the sale of Non-Agency MBS with a fair value of $123.9 million. Partially offsetting these decreases were $510.0 million of purchases, an increase reflecting Non-Agency MBS price changes of $129.6 million and an increase of $86.4 million as a result of certain of our Linked Transactions becoming unlinked.

In addition to our holdings of Non-Agency MBS discussed in the preceding paragraph, at December 31, 2014 $66.4 million was invested in Legacy Non-Agency MBS and $1.847 billion was invested in RPL/NPL MBS that are reported as a component of Linked Transactions. During the year ended December 31, 2014, the fair value of our Legacy Non-Agency MBS and RPL/NPL MBS that are reported as a component of Linked Transactions increased by $1.782 billion. The primary components of the change during the year in these balances include $1.994 billion of RPL/NPL MBS purchases, $59.0 million of Legacy Non-Agency MBS purchases, an increase reflecting price changes of $1.2 million partially offset by principal reductions of $185.0 million and a decrease of $86.4 million as a result of certain of our Linked Transactions becoming unlinked.

Our book value per common share was $8.12 as of December 31, 2014. Book value per common share increased from $8.06 as of December 31, 2013 due primarily to price appreciation within the Agency MBS portfolios partially offset by higher unrealized losses on Swaps.

At the end of 2014, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of 2013, due to acquisition of assets in the marketplace at generally lower coupons and as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 17 basis points to 2.96% for 2014 from 3.13% for 2013.  The net Agency MBS yield decreased to 2.23% for 2014, from 2.28% for 2013.  The overall yield for our Non-Agency MBS portfolio (excluding Legacy Non-Agency and RPL/NPL MBS reported as a component of Linked Transactions) was 7.70% for 2014 compared to 7.25% for 2013.  The increase in the yield on our Non-Agency MBS portfolio is primarily due to increases in accretable discount due to the impact of credit reserve releases, in the current and prior year, that have occurred as a result of the improved credit performance of loans underlying the Legacy Non-Agency MBS portfolio.

We believe that the loss-adjusted returns we currently earn on our existing portfolio of Legacy Non-Agency MBS are attractive and expect to continue to selectively acquire Legacy Non-Agency MBS as market opportunities allow.  We believe that our $900.6 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows for our existing Legacy Non-Agency MBS portfolio.  Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency MBS portfolio. Home price appreciation is generally due to a combination of limited housing supply, low mortgage rates, capital flows into own-to-rent foreclosure purchases and demographic-driven U.S. household formation. We estimate that the average LTV of mortgage loans underlying our Legacy Non-Agency MBS has declined from approximately 105% as of January 2012 to approximately 76% as of December 31, 2014.   In addition, we estimate that the percentage of non-delinquent loans underlying our Legacy Non-Agency MBS that are underwater (with LTVs greater than 100%), has declined from approximately 52% as of January 2012 to 12% at December 31, 2014. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Additionally, current to 60-days delinquent transition rates continue to decline from their 2009 peak. Further, during 2014, we have also observed faster voluntary prepayment (i.e. prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio. As a result, during the year ended 2014, $95.0 million was transferred from Credit Reserve to accretable discount.  This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Legacy Non-Agency MBS. The remaining average contractual life of such assets is approximately 22 years, but based on scheduled loan amortization and prepayments (both voluntary and involuntary), loan balances will decline substantially over time. Consequently, we believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

During the year ended December 31, 2014, we purchased for approximately $362.1 million, through interests in consolidated trusts, residential whole loans with an unpaid principal balance of approximately $460.6 million. At December 31, 2014, our total recorded investment in residential whole loans was $351.4 million. Of this amount, $207.9 million is presented as residential whole loans and $143.5 million as residential whole loans, at fair value in our consolidated balance sheet. For the year ended December 31, 2014, we recognized approximately $4.1 million of income on residential whole loans held at carrying value in Interest income on our consolidated statement of operations, representing an effective yield of 6.95% excluding servicing costs. In addition, we recorded net gains on residential whole loans held at fair value of $447,000 in Other income, net in our consolidated statement of operations for the year ended December 31, 2014.

At December 31, 2014, we have access to various sources of liquidity which we estimate exceeds $761.7 million. This includes (i) $182.4 million of cash and cash equivalents; (ii) $398.4 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $180.9 million in estimated financing available from unpledged Non-Agency MBS. Consequently, we believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.  In 2015 we intend to continue to selectively acquire Agency MBS, Non-Agency MBS and residential whole loans. We believe that our Legacy Non-Agency assets will benefit going forward as the existing Legacy Non-Agency MBS universe continues to decline in size due to prepayments, defaults and limited issuance. In addition, while the majority of the Legacy Non-Agency MBS in our portfolio will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 76% of face value at December 31, 2014.

Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At December 31, 2014, our debt consisted of borrowings under repurchase agreements with 25 counterparties, securitized debt and Senior Notes outstanding and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 2.8 times.  (See table on page 55 under Results of Operations that presents our quarterly leverage multiples since March 31, 2013.)

Information About Our Assets

The tables below present certain information about our asset allocation at December 31, 2014.

ASSET ALLOCATION

GAAP Basis	Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (1)		MBS Portfolio	Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		Other, net (3)	Total
(Dollars in Thousands)
Fair Value/Carrying Value	$5,904,207		$4,594,407		$161,025		$10,659,639	$207,923		$143,472		$729,262	$11,740,296
Less Repurchase Agreements	(5,177,835)		(2,740,350)		(130,919)		(8,049,104)	(47,129)		(95,195)		(75,960)	(8,267,388)
Less Securitized Debt	—		(110,574)		—		(110,574)	—		—		—	(110,574)
Less Senior Notes	—		—		—		—	—		—		(100,000)	(100,000)
Equity Allocated	$726,372		$1,743,483		$30,106		$2,499,961	$160,794		$48,277		$553,302	$3,262,334
Less Swaps at Market Value	—		—		—		—	—		—		(59,062)	(59,062)
Net Equity Allocated	$726,372		$1,743,483		$30,106		$2,499,961	$160,794		$48,277		$494,240	$3,203,272
Debt/Net Equity Ratio (4)	7.13	x	1.64	x	4.35	x		0.29	x	1.97	x		2.81	x

Non-GAAP Adjustments	Agency MBS	Legacy Non-Agency MBS (5)	RPL/NPL MBS (5)	MBS Portfolio	Residential Whole Loans, at Carrying Value (2)	Residential Whole Loans, at Fair Value	Other, net (5)	Total
(Dollars in Thousands)
Fair Value/Carrying Value	$—	$66,382	$1,846,807	$1,913,189	$—	$—	$(388,605)	$1,524,584
Repurchase Agreements	—	456,508	(1,465,967)	(1,009,459)	—	—	(3,020)	(1,012,479)
Multi-year Collateralized Financing Arrangements	—	(512,105)	—	(512,105)	—	—	—	(512,105)
Equity Allocated	$—	$10,785	$380,840	$391,625	$—	$—	$(391,625)	$—
Less Swaps at Market Value	—	—	—	—	—	—	—	—
Net Equity Allocated	$—	$10,785	$380,840	$391,625	$—	$—	$(391,625)	$—

Non-GAAP Basis	Agency MBS		Legacy Non-Agency MBS (5)		RPL/NPL MBS (5)		MBS Portfolio	Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		Other, net (6)		Total
(Dollars in Thousands)
Fair Value/Carrying Value	$5,904,207		$4,660,789		$2,007,832		$12,572,828	$207,923		$143,472		$340,657		$13,264,880
Less Repurchase Agreements	(5,177,835)		(2,283,842)		(1,596,886)		(9,058,563)	(47,129)		(95,195)		(78,980)		(9,279,867)
Less Multi-year Collateralized Financing Arrangements	—		(512,105)		—		(512,105)	—		—		—		(512,105)
Less Securitized Debt	—		(110,574)		—		(110,574)	—		—		—		(110,574)
Less Senior Notes	—		—		—		—	—		—		(100,000)		(100,000)
Equity Allocated	$726,372		$1,754,268		$410,946		$2,891,586	$160,794		$48,277		$161,677		$3,262,334
Less Swaps at Market Value	—		—		—		—	—		—		(59,062)		(59,062)
Net Equity Allocated	$726,372		$1,754,268		$410,946		$2,891,586	$160,794		$48,277		$102,615		$3,203,272
Debt/Net Equity Ratio (7)	7.13	x	1.66	x	3.89	x		0.29	x	1.97	x		3.28	x

(1)
Represents private-label MBS issued in 2013 and 2014 in which the underlying collateral consists of re-performing/non-performing loans that were originated in prior years. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
The carrying value of such loans reflects the purchase price, accretion of income, cash received and provision for loan losses since acquisition. At December 31, 2014, the fair value of such loans is estimated to be $217.4 million.

(3)
Includes cash and cash equivalents and restricted cash, securities obtained and pledged as collateral, CRT securities (including CRT securities and associated repurchase agreements reported as Linked Transactions), interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral, interest payable, dividends payable and accrued expenses and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements, payable for unsettled MBS purchases and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes the obligation to return securities obtained as collateral of $512.1 million, Senior Notes.

(5)
Includes Legacy Non-Agency, RPL/NPL MBS, CRT securities and repurchase agreements underlying Linked Transactions.  The purchase of a Non-Agency MBS or CRT security and contemporaneous repurchase borrowing of these securities with the same counterparty are accounted for under GAAP as a “linked transaction.”  The two components of a linked transaction (MBS or CRT security and associated borrowings under a repurchase agreement) are evaluated on a combined basis and are presented net as “Linked Transactions” on our consolidated balance sheets. Amounts reported in the Non-Agency MBS column also includes the adjustment to reflect Non-Agency financing under multi-year collateralized financing arrangements of $512.1 million, while borrowings under repurchase agreements of $507.1 million for which U.S. Treasury securities are pledged as collateral is reclassified to other, net.

(6)
Includes cash and cash equivalents and restricted cash, securities obtained and pledged as collateral, CRT securities (including CRT securities and associated repurchase agreements reported as Linked Transactions), interest receivable, goodwill, prepaid and other assets, borrowings under repurchase agreements of $507.1 million for which U.S. Treasury securities are pledged as collateral, interest payable, dividends payable, and accrued expenses and other liabilities.

(7)
Represents the sum of borrowings under repurchase agreements (including an aggregate of $1.520 billion repurchase agreements underlying Linked Transactions), payable for unsettled MBS purchases, multi-year collateralized financing arrangements of $512.1 million and securitized debt as a multiple of net equity allocated.  The numerator of our total debt-to-equity ratio also includes borrowings under repurchase agreements of $507.1 million for which U.S. Treasury securities are pledged as collateral and Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of December 31, 2014 and 2013:

December 31, 2014

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,705,386	104.3%	104.0%	$1,773,255	32	3.01%	7.7%
HARP (4)	177,193	104.7	104.0	184,192	31	2.99	6.5
Other (Post June 2009) (5)	192,325	103.9	107.2	206,132	51	4.15	13.0
Other (Pre June 2009) (6)	1,069	104.9	107.7	1,151	67	4.50	0.8
Total 15-Year Fixed Rate	$2,075,973	104.3%	104.3%	$2,164,730	34	3.12%	8.1%

Hybrid:
Other (Post June 2009) (5)	$2,343,186	104.4%	105.4%	$2,469,714	44	3.15%	17.9%
Other (Pre June 2009) (6)	1,049,495	101.7	106.8	1,120,830	97	2.82	8.8
Total Hybrid	$3,392,681	103.6%	105.8%	$3,590,544	60	3.04%	15.1%
CMO/Other	$141,639	102.5%	104.8%	$148,391	163	2.41%	8.9%
Total Portfolio	$5,610,293	103.8%	105.2%	$5,903,665	53	3.06%	12.3%

December 31, 2013

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,977,798	104.3%	101.8%	$2,012,876	20	3.04%	7.2%
HARP (4)	205,895	104.7	101.8	209,597	19	3.01	6.3
Other (Post June 2009) (5)	222,691	103.7	106.1	236,253	40	4.16	17.0
Other (Pre June 2009) (6)	1,256	104.9	106.7	1,340	55	4.50	0.5
Total 15-Year Fixed Rate	$2,407,640	104.3%	102.2%	$2,460,066	22	3.14%	8.0%

Hybrid:
Other (Post June 2009) (5)	$2,502,413	104.1%	104.4%	$2,612,108	32	3.22%	17.7%
Other (Pre June 2009) (6)	1,202,227	101.4	106.0	1,274,745	84	3.28	13.2
Total Hybrid	$3,704,640	103.2%	104.9%	$3,886,853	49	3.24%	16.2%
CMO/Other	$164,639	102.5%	104.0%	$171,182	154	2.44%	8.7%
Total Portfolio	$6,276,919	103.6%	103.8%	$6,518,101	41	3.18%	12.9%

(1)  Does not include principal payments receivable of $542,000 and $1.1 million at December 31, 2014 and 2013, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2014 and 2013, respectively.
(3)  Low loan balance represents MBS collateralized by mortgages with original loan balance of less than or equal to $175,000.
(4)  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.
(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.
(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of December 31, 2014 and 2013:

 December 31, 2014

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$969,213	104.0%	102.2%	$990,328	24	3.04%	100%	6.1%
3.0%	420,623	105.9	104.2	438,377	30	3.49	100	4.4
3.5%	11,990	103.5	106.0	12,706	50	4.17	100	11.7
4.0%	575,040	103.5	107.2	616,662	49	4.40	79	12.4
4.5%	99,107	105.2	107.6	106,657	53	4.88	32	16.9
Total 15-Year Fixed Rate	$2,075,973	104.3%	104.3%	$2,164,730	34	3.60%	91%	8.1%

December 31, 2013

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$1,096,097	104.0%	99.2%	$1,086,853	12	3.04%	100%	4.0%
3.0%	481,174	105.9	102.1	491,212	18	3.49	100	5.5
3.5%	15,429	103.5	104.8	16,162	38	4.16	100	24.1
4.0%	688,213	103.4	106.2	730,542	37	4.40	80	13.8
4.5%	126,727	105.2	106.8	135,297	41	4.87	32	15.8
Total 15-Year Fixed Rate	$2,407,640	104.3%	102.2%	$2,460,066	22	3.62%	91%	8.0%

(1)  Does not include principal payments receivable of $542,000 and $1.1 million at December 31, 2014 and 2013, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2014 and 2013, respectively.
(3)  Low Loan Balance represents MBS collateralized by mortgages with original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of December 31, 2014 and 2013:

December 31, 2014

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$953,410	104.2%	106.4%	$1,014,865	3.21%	51	11	22%	22.9%
Agency 7/1	1,091,645	104.5	104.7	1,143,315	3.07	40	43	20	14.8
Agency 10/1	298,131	104.7	104.5	311,534	3.22	36	83	59	12.7
Total Hybrids Post June 2009	$2,343,186	104.4%	105.4%	$2,469,714	3.15%	44	35	26%	17.9%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$864,414	101.8%	106.7%	$922,639	2.29%	99	6	57%	7.2%
Coupon >= 4.5% (6)	185,081	101.2	107.1	198,191	5.26	84	13	80	15.6
Total Hybrids Pre June 2009	$1,049,495	101.7%	106.8%	$1,120,830	2.82%	97	7	61%	8.8%
Total Hybrids	$3,392,681	103.6%	105.8%	$3,590,544	3.04%	60	26	37%	15.1%
December 31, 2013

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$921,849	103.5%	105.5%	$972,201	3.37%	39	20	24%	23.8%
Agency 7/1	1,233,187	104.4	104.2	1,284,739	3.09	28	55	21	15.1
Agency 10/1	347,377	104.8	102.2	355,168	3.27	24	95	57	10.9
Total Hybrids Post June 2009	$2,502,413	104.1%	104.4%	$2,612,108	3.22%	32	48	27%	17.7%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$860,491	101.5%	105.9%	$910,849	2.44%	88	6	56%	8.8%
Coupon >= 4.5% (6)	341,736	101.2	106.5	363,896	5.40	73	20	77	23.5
Total Hybrids Pre June 2009	$1,202,227	101.4%	106.0%	$1,274,745	3.28%	84	10	62%	13.2%
Total Hybrids	$3,704,640	103.2%	104.9%	$3,886,853	3.24%	49	35	38%	16.2%

(1)  Does not include principal payments receivable of $542,000 and $1.1 million at December 31, 2014 and 2013, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2014 and 2013, respectively.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest only period.  Percentage is based on MBS current face at December 31, 2014 and 2013, respectively.
(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.
(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS:  (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements; and (iii) on a combined basis (Non-GAAP) as of December 31, 2014 and December 31, 2013:

	December 31,
(In Thousands)	2014		2013
(i) Non-Agency MBS (GAAP - excluding Linked Transactions)
Face/Par	$5,319,901		$5,616,038
Fair Value	4,755,432		4,852,137
Amortized Cost	4,020,241		4,113,600
Purchase Discount Designated as Credit Reserve and OTTI	(900,557)	(1)	(1,043,037)	(2)
Purchase Discount Designated as Accretable	(399,564)		(460,039)
Purchase Premiums	461		638

(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par	$1,922,487		$134,430
Fair Value	1,913,189		130,790
Amortized Cost	1,908,776		126,497
Purchase Discount Designated as Credit Reserve	(15,543)		(4,721)
Purchase Discount Designated as Accretable	1,832		(3,212)

(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Face/Par	$7,242,388		$5,750,468
Fair Value	6,668,621		4,982,927
Amortized Cost	5,929,017		4,240,097
Purchase Discount Designated as Credit Reserve and OTTI	(916,100)	(3)	(1,047,758)	(4)
Purchase Discount Designated as Accretable	(397,732)		(463,251)
Purchase Premiums	461		638

(1)  Includes discount designated as Credit Reserve of $877.6 million and OTTI of $23.0 million.
(2)  Includes discount designated as Credit Reserve of $998.5 million and OTTI of $44.5 million.
(3)  Includes discount designated as Credit Reserve of $893.1 million and OTTI of $23.0 million.
(4) Includes discount designated as Credit Reserve of $1.003 billion and OTTI of $44.5 million.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, including securities underlying Linked Transactions, for the years ended December 31, 2014 and 2013 on both a GAAP and Non-GAAP basis.

	For the Year Ended December 31,
	2014		2013
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,043,037)	$(460,039)	$(1,380,506)	$(371,626)
Accretion of discount	—	103,653	—	73,422
Realized credit losses	89,481	—	163,478	—
Purchases	(80,256)	30,003	(79,320)	32,152
Sales	44,692	20,360	45,371	13,953
Unlinking of Linked Transactions	(6,414)	1,436	—	—
Transfers/release of credit reserve	94,977	(94,977)	207,940	(207,940)
Balance at end of period	$(900,557)	$(399,564)	$(1,043,037)	$(460,039)

Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(4,721)	$(3,212)	$(6,051)	$(2,409)
Accretion of discount	—	1,004	—	831
Realized credit losses	783	—	635	—
Purchases	(17,801)	4,950	—	(939)
Unlinking of Linked Transactions	6,414	(1,128)	—	—
Transfers/release of credit reserve	(218)	218	695	(695)
Balance at end of period	$(15,543)	$1,832	$(4,721)	$(3,212)

Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,047,758)	$(463,251)	$(1,386,557)	$(374,035)
Accretion of discount	—	104,657	—	74,253
Realized credit losses	90,264	—	164,113	—
Purchases	(98,057)	34,953	(79,320)	31,213
Sales	44,692	20,360	45,371	13,953
Unlinking of Linked Transactions	—	308	—	—
Transfers/release of credit reserve	94,759	(94,759)	208,635	(208,635)
Balance at end of period	$(916,100)	$(397,732)	$(1,047,758)	$(463,251)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents information with respect to the yield components of our Non-Agency MBS for the periods presented:

	For the Year Ended December 31,
	2014	2013	2012
Non-Agency MBS
Coupon Yield (1)	5.18%	5.63%	5.91%
Effective Yield Adjustment (2)	2.52	1.62	0.85
Net Yield	7.70%	7.25%	6.76%

(1)	Reflects coupon interest income divided by the average amortized cost. The discounted purchase price on Non-Agency MBS causes the coupon yield to be higher than the pass-through coupon interest rate.

(2)	The effective yield adjustment is the difference between the net yield, calculated utilizing management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

The information in the above tables, on pages 43-44, includes certain underlying Non-Agency MBS and the associated repurchase agreement borrowings that are disclosed both separately and/or on a combined basis with our Non-Agency MBS portfolio.  However, for GAAP financial reporting purposes, these items are required to be accounted for by us as Linked Transactions.  Consequently, the presentation of this information in the above tables constitutes Non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC.

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

In addition, in connection with our financing strategy for Non-Agency MBS, we have entered into contemporaneous repurchase agreement and reverse repurchase agreement transactions with a single counterparty.  The transactions effectively result in us pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral in connection with the reverse repurchase agreement.  Both the repurchase agreement and the reverse repurchase agreement have a contractual maturity of January 2016 with no net exchange of cash at inception.  The U.S. Treasury collateral obtained is pledged as collateral in a subsequent repurchase agreement transaction with a different counterparty for cash.  This subsequent repurchase transaction had a term of 90 days at inception.  For purposes of presentation of its repurchase agreement financing liabilities in the Non-GAAP Asset Allocation table on page 38, the obligation to return the $512 million of U.S. Treasury collateral, is separately presented as “Multi-year collateralized financing arrangements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.  In addition, the asset balance for U.S. Treasury securities obtained as collateral and the repurchase agreement liability to the second counterparty to which we pledged those U.S Treasury securities as collateral are included in the “Other, net” column as we believe net presentation is consistent with the economic substance of the transactions.  However, GAAP prohibits offsetting of this asset and liability for a number of reasons, including the fact that the counterparties to these transactions are different, and there is no legal right of offset.  For GAAP presentation purposes, the repurchase agreement liability against which we have pledged U.S. Treasuries is disclosed as “Repurchase Agreements” and is included in the numerator of the Debt/Net Equity Ratio for the Non-Agency MBS portfolio.  In addition, the asset balance for the U.S. Treasury securities obtained as collateral and the liability balance for the obligation to return this collateral are included in the “Other, net” column.  However, management considers that the Non-GAAP Asset Allocation table presented on page 38 more appropriately reflects the economic substance of the transactions.  Consequently, this presentation constitutes a Non-GAAP financial measure within the meaning of Regulation G, as promulgated by the SEC.  The Non-GAAP presentation of liabilities associated with the Company’s collateralized financing arrangements does not impact the overall calculation of Debt/Net Equity for the Company as a whole.

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgages, periodic payments of principal, and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at December 31, 2014 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	One to Five Years		Five to Ten Years		Over Ten Years		Total MBS (1)
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$230	3.60%	$13,834	1.55%	$4,747,933	2.28%	$4,761,997	$4,843,084	2.28%
Freddie Mac	—	—	—	—	1,051,096	2.22	1,051,096	1,049,854	2.22
Ginnie Mae	—	—	—	—	11,000	1.66	11,000	11,269	1.66
Total Agency MBS	$230	3.60%	$13,834	1.55%	$5,810,029	2.27%	$5,824,093	$5,904,207	2.27%
Non-Agency MBS	$97,159	2.92%	$11,040	6.78%	$3,912,042	7.59%	$4,020,241	$4,755,432	7.47%
Total MBS	$97,389	2.92%	$24,874	3.89%	$9,722,071	4.41%	$9,844,334	$10,659,639	4.40%

(1)  We did not have any MBS with contractual maturities of less than one year at December 31, 2014.

At December 31, 2014, our CRT securities had an amortized cost of $104.8 million, a fair value of $103.0 million, a weighted average yield of 4.93% and mature within nine to ten years.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loans at December 31, 2014 and does not reflect the effect of prepayments or scheduled amortization. For residential whole loans at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Residential Whole Loans, at Carrying Value	Residential Whole Loans, at Fair Value
Amount due:
Within one year	$1,173	$162
After one year:
Over one to five years	2,025	575
Over five years	204,725	142,735
Total due after one year	$206,750	$143,310
Total residential whole loans	$207,923	$143,472

The following table presents at December 31, 2014, the dollar amount of our residential whole loans, at fair value, contractually maturing after one year, and whether such loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Residential Whole Loans, at Fair Value
Interest rates:
Fixed	$72,242
Adjustable	71,068
Total	$143,310

Information is not presented for residential whole loans at carrying value as income is recognized on such loans using an estimated yield based on cash flows expected to be collected over the life of the loans, rather than the contractual coupon.

The following table presents additional information regarding our residential whole loans at fair value at December 31, 2014:

	Residential Whole Loans, at Fair Value
(Dollars in Thousands)	Number of Loans	Amount
Loans 90 days or more past due	779	$128,591

No residential whole loans at carrying value are considered 90 days or more past due as income on such loans is recognized using an estimated yield based on cash flows expected to be collected over the life of the loans, rather than the contractual coupon.

Exposure to Financial Counterparties

We finance a significant portion of our MBS with repurchase agreements.  In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing.  The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 1-6% of the amount borrowed (U.S. Treasury and Agency MBS collateral) to up to 60% (Non-Agency MBS collateral).  Consequently, while repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheets, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets.  The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

The table below summarizes our exposure to our counterparties at December 31, 2014, by country of domicile:

Country	Number of Counterparties	Repurchase Agreement Financing		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland	2	$2,252,655		$—	$904,906	7.32%
United Kingdom	2	747,307		(2,039)	270,451	2.19
France	1	471,569		—	42,323	0.34
Holland	1	250,409		1,196	12,308	0.10
Germany	1	—		546	807	0.01
Total	7	3,721,940		(297)	1,230,795	9.96%
Other Countries:
United States (3)	13	$5,026,648		$(58,765)	$910,704	7.37%
Canada	2	763,342		—	194,313	1.57
Japan	4	644,151		—	37,286	0.30
China	1	130,900		—	7,149	0.06
Total	20	6,565,041		(58,765)	1,149,452	9.30%
Total Counterparty Exposure	27	$10,286,981	(4)(5)	$(59,062)	$2,380,247	19.26%

(1)
Represents for each counterparty the amount of cash and/or securities pledged as collateral less the aggregate of repurchase agreement financing, Swaps at fair value, and net interest receivable/payable on all such instruments.

(2)	Includes European-based counterparties as well as U.S.-domiciled subsidiaries of the European parent entity.

(3)	Includes one counterparty that is a central clearing house for certain of our Swaps.

(4)	Includes $500.0 million of repurchase agreements entered into in connection with contemporaneous repurchase and reverse repurchase agreements with a single counterparty.

(5)	Includes $1.520 billion of repurchase agreements which are a component of our Linked Transactions.

At December 31, 2014, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Key differences between GAAP net income and REIT Taxable Income for Non-Agency MBS and Residential Whole Loans

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

The determination of taxable income attributable to Non-Agency MBS and residential whole loans is dependent on a number of factors, including principal payments, defaults, loss mitigation efforts and loss severities.  In projecting taxable income for Non-

Agency MBS and residential whole loans during the year, management considers estimates of the amount of discount expected to be accreted.  Such estimates require significant judgment and actual results may differ from these estimates.  Moreover, the deductibility of realized losses from Non-Agency MBS and residential whole loans, and their effect on market discount accretion is analyzed on an asset-by-asset basis and while they will result in a reduction of taxable income, this reduction tends to occur gradually and primarily in periods after the realized losses are reported.

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

We estimate that for 2014, our taxable income was approximately $263.7 million. Based on dividends paid or declared during 2014, we have undistributed taxable income of approximately $7.3 million, or $0.02 per share. We have until the filing of our 2014 tax return (due not later than September 15, 2015) to declare the distribution of any 2014 REIT taxable income not previously distributed.

Regulatory Developments

The U.S. Congress, Board of Governors of the Federal Reserve System, U.S. Treasury, FDIC, SEC and other governmental and regulatory bodies have taken and continue to consider additional actions in response to the financial crisis.  In particular the Dodd-Frank Act created a new regulator housed within the Federal Reserve System, an independent bureau known as the Consumer Financial Protection Bureau (or the CFPB), which has broad authority over a wide range of consumer financial products and services, including mortgage lending.  Another section of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or the Mortgage Reform Act), contains new underwriting and servicing standards for the mortgage industry, as well as restrictions on compensation for mortgage originators.  In addition, the Mortgage Reform Act grants broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating credit rating agencies.

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

In the first quarter of 2014 Senators Tim Johnson (D-SD) and Mike Crapo (R-ID), the two most senior members of the Senate Banking Committee, released a proposed bill (or Johnson-Crapo Bill), which is generally based on earlier legislation proposed by Senators Bob Corker (R-TN) and Mark Warner (D-VA). The Johnson-Crapo Bill, among other things, would eliminate Freddie Mac and Fannie Mae and replace them with a new agency. The final outcome of the Johnson-Crapo Bill remains uncertain, as reports indicate that the House Republican leadership continues to favor a very different approach. However, it is possible that the adoption of the Johnson-Crapo Bill or other similar legislation could adversely effect the types of assets we can buy and our business operations. As the FHFA and both houses of Congress are each working on separate measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2015.

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

General

For 2014, we had net income available to our common stock and participating securities of $298.5 million, or $0.81 per basic and diluted common share, compared to net income available to common stock and participating securities of $285.0 million, or $0.78 per basic and diluted common share, for 2013.  The increase in net income available to our common stock and participating securities, and the increase of this item on a per share basis primarily reflects an increase in unrealized net gains and net interest income from Linked Transactions, higher gains on sales of MBS partially offset by a reduction in net interest income. Yields on Agency MBS were lower for 2014 compared to 2013 and were impacted by lower coupon yields. Non-Agency MBS yields were higher compared to the prior year period due primarily to the impact of credit reserve releases. In addition, during 2013, we had $7.5 million of unrealized losses on forward contracts for the sale of Agency MBS securities on a generic pool, or to-be-announced basis (or TBA short positions), a $3.9 million write-off of issuance costs on the redemption of the Series A Preferred Stock (see Note 13 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K) and a $2.0 million charge related to the impairment of resecuritization related costs. None of these items re-occurred in 2014.

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

For 2014, our net interest spread and margin were 2.40% and 2.78%, respectively, compared to a net interest spread and margin of 2.32% and 2.70%, respectively, for 2013. Although our net interest spread and margin increased, our net interest income decreased by $14.9 million, or 4.7%, to $304.0 million from $318.9 million for 2013.  This decrease primarily reflects the impact of the lower average balance of our MBS portfolio as measured by amortized cost, increased Non-Agency MBS borrowing costs (including the impact of allocated Swap expense), partially offset by higher yielding Non-Agency MBS due to improved credit performance, a decrease in the average balance of securitized debt and lower Agency MBS borrowing costs.  It should be noted that our reported net interest income excludes the interest income on Non-Agency MBS and CRT securities and the interest expense on repurchase agreements financings that are accounted for as Linked Transactions and for which the net interest income is reported in Other income, net in our consolidated statement of operations. For 2014, the net interest earned on our investments accounted for as Linked Transactions increased by approximately $13.5 million to $16.4 million compared to $2.9 million for 2013. The net interest spread on our Agency MBS portfolio declined slightly to 1.08% for 2014 compared to 1.09% for 2013. The net interest spread on our Non-Agency MBS portfolio increased to 4.70% for 2014 compared to 4.55% for 2013.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2014, 2013 and 2012.  Average yields are derived by dividing interest income by the average amortized cost of the related assets and average costs are derived by dividing interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	For the Year Ended December 31,
	2014				2013				2012
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$6,388,112		$142,543	2.23%	$6,841,082		$156,046	2.28%	$6,925,973		$196,058	2.83%
Non-Agency MBS (1)	4,108,302		316,330	7.70	4,507,500		326,770	7.25	4,482,281		302,972	6.76
Total MBS	10,496,414		458,873	4.37	11,348,582		482,816	4.25	11,408,254		499,030	4.37
CRT securities (1)	16,972		772	4.55	—		—	—	—		—	—
Residential whole loans (2)	58,762		4,083	6.95	—		—	—	—		—	—
Cash and cash equivalents (3)	358,576		89	0.02	475,287		124	0.03	382,373		127	0.03
Total interest-earning assets	10,930,724		463,817	4.24	11,823,869		482,940	4.08	11,790,627		499,157	4.23
Total non-interest-earning assets (2)	1,616,694				1,368,416				1,151,544
Total assets	$12,547,418				$13,192,285				$12,942,171

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements (4)	$5,662,872		$65,128	1.15	$6,116,468		$72,856	1.19	$6,241,623		$97,094	1.56
Non-Agency repurchase agreements (4)	2,642,603		79,575	3.01	2,596,663		71,029	2.74	2,090,031		51,673	2.47
CRT securities repurchase agreements	11,323		189	1.67	—		—	—	—		—	—
Residential whole loan repurchase agreements	16,060		352	2.19	—		—	—	—		—	—
Total repurchase agreements	8,332,858		145,244	1.74	8,713,131		143,885	1.65	8,331,654		148,767	1.79
Securitized debt	231,828		6,533	2.82	487,476		12,100	2.48	852,656		17,106	2.01
Senior Notes	100,000		8,031	8.03	100,000		8,028	8.03	72,404		5,797	8.01
Total interest-bearing liabilities	8,664,686		159,808	1.84	9,300,607		164,013	1.76	9,256,714		171,670	1.85
Total non-interest-bearing liabilities	651,800				629,220				739,770
Total liabilities	9,316,486				9,929,827				9,996,484
Stockholders’ equity	3,230,932				3,262,458				2,945,687
Total liabilities and stockholders’ equity	$12,547,418				$13,192,285				$12,942,171

Net interest income/ net interest rate spread (5)			$304,009	2.40%			$318,927	2.32%			$327,487	2.38%
Net interest-earning assets/ net interest margin (6)	$2,266,038			2.78%	$2,523,262			2.70%	$2,533,913			2.78%
Ratio of interest-earning assets to interest-bearing liabilities	1.26	x			1.27	x			1.27	x

(1)
Yields presented throughout this Annual Report on Form 10-K are calculated using average amortized cost data which excludes unrealized gains and losses and includes principal payments receivable on MBS.  For GAAP reporting purposes, MBS purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.   Includes Non-Agency MBS transferred to consolidated VIEs. Excludes Non-Agency MBS and CRT securities reported as a component of Linked Transactions.

(2)	Excludes residential whole loans held at fair value which are reported as a component of total non-interest-earning assets.

(3)	Includes average interest-earning cash, cash equivalents and restricted cash.

(4)
Average cost of repurchase agreements includes the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration. Excludes interest expense associated with repurchase agreements reported as a component of Linked Transactions.

(5)	Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.

(6)	Net interest margin reflects net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2014			Year Ended December 31, 2013
	Compared to			Compared to
	Year Ended December 31, 2013			Year Ended December 31, 2012
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Agency MBS	$(10,163)	$(3,340)	$(13,503)	$(2,375)	$(37,637)	$(40,012)
Non-Agency MBS	(29,954)	19,514	(10,440)	1,714	22,084	23,798
CRT securities	772	—	772	—	—	—
Residential whole loans (1)	4,083	—	4,083	—	—	—
Cash and cash equivalents	(29)	(6)	(35)	27	(30)	(3)
Total net change in income from interest-earning assets	$(35,291)	$16,168	$(19,123)	$(634)	$(15,583)	$(16,217)

Interest-bearing liabilities:
Agency repurchase agreements	$(5,275)	$(2,453)	$(7,728)	$(1,894)	$(22,344)	$(24,238)
Non-Agency repurchase agreements	1,296	7,250	8,546	13,380	5,976	19,356
CRT securities repurchase agreements	189	—	189	—	—	—
Residential whole loan repurchase agreements	352	—	352	—	—	—
Securitized debt	(7,041)	1,474	(5,567)	(8,422)	3,416	(5,006)
Senior Notes	—	3	3	2,214	17	2,231
Total net change in expense of interest-bearing liabilities	$(10,479)	$6,274	$(4,205)	$5,278	$(12,935)	$(7,657)
Net change in net interest income	$(24,812)	$9,894	$(14,918)	$(5,912)	$(2,648)	$(8,560)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)

December 31, 2014	2.41%	2.76%
September 30, 2014	2.30	2.67
June 30, 2014	2.42	2.80
March 31, 2014	2.44	2.84

December 31, 2013	2.34	2.75
September 30, 2013	2.24	2.63
June 30, 2013	2.38	2.73
March 31, 2013	2.32	2.69

(1)	Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)	Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency and Non-Agency MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
December 31, 2014	2.17%	1.12%	1.05%	7.59%	2.92%	4.66%	4.33%	1.76%	2.57%
September 30, 2014	2.09	1.14	0.95	7.68	2.96	4.72	4.28	1.75	2.53
June 30, 2014	2.26	1.13	1.13	7.71	3.11	4.60	4.36	1.77	2.59
March 31, 2014	2.39	1.21	1.18	7.80	2.99	4.81	4.50	1.80	2.70

December 31, 2013	2.37	1.26	1.11	7.77	3.01	4.76	4.48	1.85	2.63
September 30, 2013	2.13	1.12	1.01	7.33	2.91	4.42	4.20	1.74	2.46
June 30, 2013	2.19	1.15	1.04	7.15	2.41	4.74	4.18	1.56	2.62
March 31, 2013	2.42	1.24	1.18	6.80	2.45	4.35	4.17	1.63	2.54

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency cost of funding includes 79, 82, 81, 85, 86 and 74 basis points and Non-Agency cost of funding includes 84, 89, 88, 74, 72 and 57 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for 2014 decreased by $13.5 million, or 8.7% to $142.5 million from $156.0 million for 2013.  This change primarily reflects a $453.0 million decrease in the average amortized cost of our Agency MBS portfolio to $6.388 billion for 2014 from $6.841 billion for 2013 and a decrease in the net yield on our Agency MBS to 2.23% for 2014 from 2.28% for 2013.  At the end of 2014, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of 2013, due to acquisition of assets in the marketplace at generally lower coupons and as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 17 basis points to 2.96% for 2014 from 3.13% for 2013.  During 2014, our Agency MBS portfolio experienced a 13.0% CPR and we recognized a $46.8 million of net premium amortization compared to a CPR of 17.9% and $57.9 million of net premium amortization in 2013. At December 31, 2014, we had net purchase premiums on our Agency MBS of $213.3 million, or 3.8% of current par value, compared to net purchase premiums of $226.8 million, or 3.6% of par value at December 31, 2013.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) decreased $10.4 million, or 3.2%, for 2014 to $316.3 million compared to $326.8 million for 2013, primarily due to the decrease in the amortized cost of our Non-Agency MBS portfolio, partially offset by the increase in the net yield on our Non-Agency MBS portfolio. For 2014, the average amortized cost of our Non-Agency MBS (excluding Non-Agency MBS reported as a component of Linked Transactions) decreased by $399.2 million or 8.9%, to $4.108 billion, from $4.508 billion for 2013.  Our Non-Agency MBS portfolio yielded 7.70% for 2014 compared to 7.25% for 2013. The increase in the yield on our Non-Agency MBS is primarily due to the impact of credit reserve releases, in the current and prior year, that have occurred as a result of the improved credit performance of loans underlying the Legacy Non-Agency MBS portfolio. During 2014, we recognized net purchase discount accretion of $103.4 million on our Non-Agency MBS, compared to $73.2 million for 2013.  At December 31, 2014, we had net purchase discounts of $1.300 billion, including Credit Reserve and previously recognized OTTI of $900.6 million, on our Non-Agency MBS, or 24.4% of par value.  During 2014 we reallocated $95.0 million of purchased discount designated as Credit Reserve to accretable purchase discount.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPR experienced for such MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR
December 31, 2014	2.91%	2.17%	12.34%	5.10%	7.59%	12.53%	3.78%	4.34%	12.43%
September 30, 2014	2.94	2.09	15.11	5.17	7.68	12.71	3.81	4.28	13.94
June 30, 2014	2.99	2.26	13.05	5.27	7.71	12.05	3.87	4.36	12.58
March 31, 2014	3.01	2.39	11.54	5.19	7.80	11.90	3.86	4.50	11.71

December 31, 2013	3.04	2.37	12.87	5.40	7.77	14.16	3.96	4.48	13.42
September 30, 2013	3.07	2.13	19.25	5.59	7.33	18.15	4.07	4.20	18.77
June 30, 2013	3.14	2.19	20.19	5.71	7.15	16.37	4.17	4.18	18.53
March 31, 2013	3.25	2.42	19.08	5.78	6.80	15.06	4.26	4.17	17.34

(1) Reflects the annualized coupon interest income divided by the average amortized cost. The discounted purchase price on Non-Agency MBS causes the coupon yield to be higher than the pass-through coupon interest rate. (Does not include MBS underlying our Linked Transactions. See Note 6 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)
(2) Reflects annualized interest income on MBS divided by average amortized cost of MBS.

Interest Expense

Our interest expense for 2014 decreased by $4.2 million, or 2.6% to $159.8 million, from $164.0 million for 2013.  This decrease primarily reflects a decrease in the average balance of securitized debt, a decrease in in our average borrowings to finance Agency MBS and the lower effective interest rate paid on borrowings to finance Agency MBS, which was partially offset by higher effective funding costs associated with Non-Agency MBS, including allocated Swap financing costs, and securitized debt.

At December 31, 2014, we had repurchase agreement borrowings of $8.267 billion of which $3.760 billion was hedged with Swaps, and securitized debt of $110.6 million.  At December 31, 2014, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 1.85% and extended 47 months on average with a maximum remaining term of approximately 104 months.

The following table presents information about our securitized debt at December 31, 2014:

	At December 31, 2014
Benchmark Interest Rate	Securitized Debt	Interest Rate
(Dollars in Thousands)
Fixed Rate	$57,288	2.85%
Weighted Average Coupon Rate	53,286	3.82
Total	$110,574	3.31%

The effective interest rate paid on our borrowings increased to 1.84% for 2014 from 1.76% for 2013.  This increase reflects additional higher cost financing (including the impact of allocated Swap expense) associated with our Non-Agency MBS portfolio partially offset by the lower average balance of securitized debt and Agency repurchase agreements.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $69.8 million or 81 basis points, for 2014, compared to interest expense of $59.0 million, or 63 basis points, for 2013.  The weighted average fixed-pay rate on our Swaps decreased to 1.93% for 2014 from 2.08% for 2013.  The weighted average variable interest rate received on our Swaps decreased to 0.16% for 2014 from 0.19% for 2013.  During 2014, we entered into four new Swaps with an aggregate notional amount of $400.0 million, a weighted average fixed-pay rate of 1.95% with initial maturities ranging from five to seven years, and had Swaps with an aggregate notional amount of $685.0 million and a weighted average fixed-pay rate of 2.28% amortize and/or expire.

We expect that our interest expense and funding costs for 2015 will be impacted by market interest rates, the amount of our borrowings and incremental hedging activity, our existing and future interest rates on our hedging instruments and the extent to which we execute additional longer-term structured financing transactions.  As a result of these variables, our borrowing costs cannot be predicted with any certainty.  (See Notes 6, 8 and 16 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

At the Period Ended	GAAP Leverage Multiple (1)	Non-GAAP Leverage Multiple (2)
December 31, 2014	2.8	3.3
September 30, 2014	2.7	3.0
June 30, 2014	2.8	2.9
March 31, 2014	2.9	3.0

December 31, 2013	2.9	3.0
September 30, 2013	3.0	3.1
June 30, 2013	3.1	3.1
March 31, 2013	3.1	3.1

(1)  Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity.
(2)  The Non-GAAP Leverage Multiple reflects the sum of our borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, obligations to return securities obtained as collateral, Senior Notes and borrowings that are reported on our consolidated balance sheets as a component of Linked Transactions of $1.520 billion, $791.8 million, $387.5 million, $206.0 million, $102.7 million, $82.4 million, $33.2 million and $34.1 million at December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013, September 30, 2013, June 30, 2013 and March 31, 2013 respectively.  We present a Non-GAAP leverage multiple since repurchase agreement borrowings that are a component of Linked Transactions may not be linked in the future and, if no longer linked, will be reported as repurchase agreement borrowings, which will increase our leverage multiple.  (See Note 6 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

OTTI

During 2014 and 2013, we did not recognize any OTTI charges through earnings against our Non-Agency MBS. At December 31, 2014, we had 271 Agency MBS with a gross unrealized loss of $33.6 million and 45 Non-Agency MBS and CRT securities with a gross unrealized loss of $5.8 million.  Impairments on Agency MBS in an unrealized loss position at December 31, 2014 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS and CRT securities for which no OTTI was recorded during the year are considered temporary based on an assessment of changes in the expected cash flows for such securities, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in the Company’s analysis of expected cash flows for its Legacy Non-Agency MBS and any determination of the credit component of OTTI. (See “Critical Accounting Policies and Estimates” for more information regarding OTTI.)

Other Income, net

For 2014, Other income, net, increased by $33.0 million to $54.8 million from $21.8 million for 2013. In  2014 Other income, net primarily reflects $37.5 million of net gains realized on the sale of certain Non-Agency MBS and unrealized net gains and net interest income of $17.1 million on our Linked Transactions. In addition, during 2014 we recorded net gains on residential whole loans held at fair value of $447,000, primarily reflecting changes in market value of the underlying loans since acquisition. During 2014, we sold Non-Agency MBS for $123.9 million, realizing gross gains of $37.5 million. During 2013, we sold Non-Agency MBS for $152.6 million, and realized gross gains of $25.8 million and sold U.S. Treasury securities for $422.2 million, realizing net losses of approximately $24,000. The unrealized net gains and net interest income from Linked Transactions of $17.1 million for 2014 included interest income of $24.4 million on the underlying Non-Agency MBS, interest expense of $8.0 million on the borrowings under repurchase agreements and an increase of $677,000 in the fair value of the underlying securities.  The unrealized net gains and net interest income on Linked Transactions of $3.2 million for 2013 included interest income of $3.9 million on the underlying Non-Agency MBS, interest expense of $925,000 on borrowings under repurchase agreements and an increase of $281,000 in the fair value of the underlying securities.  During 2014, certain of our Linked Transactions became unlinked, resulting in our recording Non-Agency MBS with a fair value of $86.4 million on our consolidated balance sheets. The $7.5 million of losses realized on TBA short positions for 2013 reflects losses on the sale of $350.0 million notional of TBA securities.

Operating and Other Expense

For 2014, we had compensation and benefits and other general and administrative expense of $40.7 million, or 1.26% of average equity, compared to $33.7 million, or 1.03% of average equity, for 2013.  The $5.3 million increase in our compensation and benefits expense to $25.6 million for 2014, compared to $20.3 million for 2013, primarily reflects increases in equity-based compensation expense, salary and bonus expense, and payroll taxes. Our other general and administrative expenses increased by $1.8 million to $15.2 million for 2014 compared to $13.4 million for 2013.  The increase was primarily comprised of increases in professional services, board of director expenses and the cost of data and analytical systems.

During 2014, we recorded $3.4 million of other investment related operating expenses related to our residential whole loan activities. In addition, during 2014, an interest accrual of $1.2 million was recorded, reflecting an additional accrual of interest with respect to prior years undistributed taxable income. During 2013, we recorded an excise tax and interest accrual of $2.0 million reflecting an updated estimate of excise tax payable in respect of undistributed REIT taxable income for the 2012 tax year and an additional accrual of interest with respect to prior years undistributed taxable income and recorded $250,000 reflecting an estimate of excise tax payable in respect of undistributed REIT taxable income for the 2013 tax year. In addition, for 2013, we realized a $2.0 million charge related to the impairment of resecuritization related costs.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)		Book Value per Share of Common Stock (5)
December 31, 2014	2.44%	9.45%	25.78%	1.00%		$8.12
September 30, 2014	2.41	9.16	26.27	1.00		8.28
June 30, 2014	2.38	9.25	25.69	1.00		8.37
March 31, 2014	2.30	9.10	25.27	1.00		8.20

December 31, 2013	2.37	9.55	24.80	0.98		8.06
September 30, 2013	2.10	8.71	24.12	1.18	(6)	7.85
June 30, 2013	2.10	8.29	25.35	1.16		8.19
March 31, 2013	2.20	8.92	24.63	1.05	(7)	8.84

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

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

General

For 2013, we had net income available to our common stock and participating securities of $285.0 million, or $0.78 per basic and diluted common share, compared to net income available to common stock and participating securities of $298.7 million, or $0.83 per basic and diluted common share, for 2012.  The decrease in net income available to our common stock and participating securities, and the decrease of this item on a per share basis were generally influenced by the then current interest rate environment and in particular, its impact on Agency MBS yields. Since the middle of 2013, MBS values were influenced by market uncertainty regarding the timing of tapering of asset purchases by the Federal Reserve. Primarily in the third quarter of 2013, the Company took steps to reduce interest rate risk by using derivatives (Swaps and TBA short positions) to reduce the duration of our investment portfolio. These actions, combined with the prevailing interest rate environment during 2013 resulted in a decline in our net interest spread compared to the prior year. Yields on Agency MBS were impacted by the lower interest rate environment and higher premium amortization as the weighted average premium for our Agency MBS increased, while yields on Non-Agency MBS were higher due primarily to the impact of credit reserve releases during the year ended December 31, 2013.  In addition, during 2013 we had an increase in preferred stock dividends resulting from the issuance of the Series B Preferred Stock and a $3.9 million write-off of issuance costs on the redemption of Series A Preferred Stock (See Note 13 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K).

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

For 2013, our net interest income decreased by $8.6 million, or 2.6%, to $318.9 million from $327.5 million for 2012.  This decrease primarily reflected the impact of lower yielding Agency MBS, increased Non-Agency MBS borrowing costs (primarily due to allocation of Swap expense), partially offset by lower Agency MBS borrowing costs and higher yielding Non-Agency MBS due to strong credit performance.  The net interest spread on our Agency MBS portfolio declined to 1.09% for 2013 compared to 1.27% for 2012. The net interest spread on our Non-Agency MBS portfolio increased to 4.55% for 2013 compared to 4.42% for the 2012. Our net interest spread and margin for 2013 were 2.32% and 2.70%, respectively, compared to a net interest spread and margin of 2.38% and 2.78%, respectively, for 2012.

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

(1)  Reflected the difference between the yield on average interest-earning assets and average cost of funds.
(2)  Reflected annualized net interest income divided by average interest-earning assets.

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

(1) Reflected annualized interest income on MBS divided by average amortized cost of MBS.
(2) Reflected annualized interest expense divided by average balance of repurchase agreements, including the cost of swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency cost of funding included 86 and 74 basis points and Non-Agency cost of funding included 72 and 57 basis points associated with Swaps to hedge additional interest rate sensitivity on these assets for the quarters ended December 31, 2013 and September 30, 2013, respectively.
(3) Reflected the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for 2013 decreased by $40.0 million, or 20.4% to $156.0 million from $196.1 million for 2012.  This change primarily reflected a decrease in the net yield on our Agency MBS to 2.28% for 2013 from 2.83% for 2012 and an $84.9 million decrease in the average amortized cost of our Agency MBS portfolio to $6.841 billion for 2013 from $6.926 billion for 2012.  At the end of 2013, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of 2012, due to acquisition of assets in the marketplace in December 2013 at generally lower coupons reflecting the then current market conditions and as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 45 basis points to 3.13% for 2013 from 3.58% for 2012.  Although our Agency MBS portfolio experienced a decline in CPR to 17.9% for 2013 compared to a CPR of 19.8% for 2012, we recognized an increase of net premium amortization to $57.9 million in 2013 compared to $52.0 million for 2012. The increase in premium amortization was the result of prepayments on Agency MBS that were purchased with high premiums. At December 31, 2013, we had net purchase premiums on our Agency MBS of $226.8 million, or 3.6% of current par value, compared to net purchase premiums of $227.3 million and 3.3% of par value at December 31, 2012.

Interest income on our Non-Agency MBS (which included Non-Agency MBS transferred to consolidated VIEs) increased $23.8 million, or 7.9%, for 2013 to $326.8 million compared to $303.0 million for 2012, primarily due to the increase in the net yield on our Non-Agency MBS portfolio. Our Non-Agency MBS portfolio yielded 7.25% for 2013 compared to 6.76% for 2012. For 2013, the average amortized cost of our Non-Agency MBS increased by $25.2 million or 0.6%, to $4.508 billion, from $4.482 billion for 2012.  The increase in the yield on our Non-Agency MBS was primarily due to increases in accretable discount and changes in the forward yield curve, partially offset by the addition of newly acquired assets in 2013 at yields less than our overall portfolio yield.  During 2013, we recognized net purchase discount accretion of $73.2 million on our Non-Agency MBS, compared to $38.0 million for 2012.  At December 31, 2013, we had net purchase discounts of $1.502 billion, which included Credit Reserve and previously recognized OTTI of $1.043 billion, on our Non-Agency MBS, or 26.8% of par value.  During 2013 we reallocated $207.9 million of purchased discount designated as Credit Reserve to accretable purchase discount.

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

(1) Reflected the annualized coupon interest income divided by the average amortized cost. The discounted purchase price on Non-Agency MBS causes the coupon yield to be higher than the pass-through coupon interest rate. (Does not include MBS underlying our Linked Transactions. See Note 6 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)
(2) Reflected annualized interest income on MBS divided by average amortized cost of MBS.

Interest Expense

Our interest expense for 2013 decreased by $7.7 million, or 4.5% to $164.0 million, from $171.7 million for 2012.  This decrease primarily reflected the lower effective interest rate paid on borrowings to finance Agency MBS and a decrease in the average balance of securitized debt which was partially offset by an increase in our average borrowings to finance Non-Agency MBS.

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

The effective interest rate paid on our borrowings decreased to 1.76% for 2013 from 1.85% for 2012.  This decrease reflected the maturity of Swaps with higher fixed-pay rates partially offset by additional higher cost financing associated with our Non-Agency MBS portfolio.  Payments made and/or received on our Swaps were a component of our borrowing costs and accounted for interest expense of $59.0 million or 63 basis points, for 2013, compared to interest expense of $73.3 million, or 79 basis points, for 2012.  Certain of our Swaps had fixed interest rates that were significantly higher than the then current market interest rates.  The weighted average fixed-pay rate on our Swaps decreased to 2.08% for 2013 from 2.68% for 2012.  The weighted average variable interest rate received on our Swaps decreased to 0.19% for 2013 from 0.27% for 2012.  During 2013, we entered into 23 new Swaps with an aggregate notional amount of $2.501 billion, a weighted average fixed-pay rate of 1.85% with initial maturities ranging from two months to ten years, and had Swaps with an aggregate notional amount of $975.4 million and a weighted average fixed-pay rate of 2.78% amortize and/or expire.

The following table presents our leverage multiples, as measured by debt-to-equity, at the dates presented:

At the Period Ended	GAAP Leverage Multiple (1)	Non-GAAP Leverage Multiple (2)
December 31, 2013	2.9	3.0
September 30, 2013	3.0	3.1
June 30, 2013	3.1	3.1
March 31, 2013	3.1	3.1

December 31, 2012	3.0	3.0
September 30, 2012	3.2	3.2
June 30, 2012	3.6	3.6
March 31, 2012	3.4	3.5

(1)  Represented the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity.
(2)  The Non-GAAP Leverage Multiple reflected the sum of our borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, obligations to return securities obtained as collateral, Senior Notes and borrowings that were reported on our consolidated balance sheets as a component of Linked Transactions of $102.7 million, $82.4 million, $33.2 million, $34.1 million, $35.3 million, $36.4 million, $51.2 million and $84.8 million December 31, 2013, September 30, 2013, June 30, 2013, March 31, 2013, December 31, 2012, September 30, 2012, June 30, 2012 and March 31, 2012 respectively.  We presented a Non-GAAP leverage multiple since repurchase agreement borrowings that were a component of Linked Transactions may not be linked in the future and, if no longer linked, would be reported as repurchase agreement borrowings, which would increase our leverage multiple.  (See Note 6 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

OTTI

During 2013, we did not recognize any OTTI charges through earnings against our Non-Agency MBS. During 2012, we recognized OTTI charges through earnings of $1.2 million against our Non-Agency MBS.  The impairment charges during 2012 reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the security and changes in the expected timing of receipt of cash flows. At December 31, 2013, we had 308 Agency MBS with a gross unrealized loss of $92.3 million and 30 Non-Agency MBS with a gross unrealized loss of $3.7 million.  Impairments on Agency MBS in an unrealized loss position at December 31, 2013 were considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the year were considered temporary based on an assessment of changes in the expected cash flows for such MBS, which considered recent bond performance and expected future performance of the underlying collateral.  Significant judgment was used both in the Company’s analysis of expected cash flows for its Non-Agency MBS and any determination of the credit component of OTTI. (See “Critical Accounting Policies and Estimates” for more information regarding OTTI.)

Other Income, net

For 2013, Other income, net, increased slightly by $131,000 to $21.8 million, from $21.6 million for 2012.  2013 Other income, net primarily reflected $25.8 million of net gains realized on the sale of certain Non-Agency MBS and U.S. Treasury securities and unrealized net gains and net interest income of $3.2 million on our Linked Transactions, which were partially offset by $7.5 million of losses realized on the sale of $350.0 million notional of TBA Securities. During 2013, we sold Non-Agency MBS for $152.6 million, realizing gross gains of $25.8 million and sold U.S. Treasury securities for $422.2 million, realizing net losses of approximately $24,000. During 2012, we realized $9.0 million of gains on the sale of certain Agency MBS for proceeds of $168.9 million. The unrealized net gains and net interest income from Linked Transactions of $3.2 million for 2013 included interest income of $3.9 million on the underlying Non-Agency MBS, interest expense of $925,000 on the borrowings under repurchase agreements and an increase of $281,000 in the fair value of the underlying securities.  The unrealized net gains and net interest income on Linked Transactions of $12.6 million for 2012 included interest income of $5.1 million on the underlying Non-Agency MBS, interest expense of $1.1 million on borrowings under repurchase agreements and an increase of $8.6 million in the fair value of the underlying securities.

Operating and Other Expense

For 2013, we had compensation and benefits and other general and administrative expense of $33.7 million, or 1.03% of average equity, compared to $33.6 million, or 1.14% of average equity, for 2012.  The $1.8 million decrease in our compensation and benefits expense to $20.3 million for 2013, compared to $22.1 million for 2012, primarily reflected lower equity-based compensation expense and payroll taxes partially offset by an increase in salary expense. Our other general and administrative expenses increased by $1.9 million to $13.4 million for 2013 compared to $11.5 million for 2012.  The increase was primarily comprised of increases in professional services, including auditing and legal fees, recruitment costs, the cost of data and analytical systems, and lease expense.

During 2013, we recorded an excise tax and interest accrual of $2.0 million which reflected an updated estimate of excise tax payable in respect of undistributed REIT taxable income for the 2012 tax year and an additional accrual of interest with respect to prior years undistributed taxable income and recorded $250,000 reflecting an estimate of excise tax payable in respect of undistributed REIT taxable income for the 2013 tax year. In addition, for 2013, we realized a $2.0 million charge related to the impairment of resecuritization related costs.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements include our accounts and all majority owned and controlled subsidiaries.  In addition, we consolidated the special purpose entities (or SPEs) created to facilitate the resecuritization transactions completed in prior years and the acquisition of residential whole loans in the current year.  The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts reported in the consolidated financial statements.  In preparing these consolidated financial statements, management has made estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.  Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Our accounting policies are described in Note 2 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.  Management believes the more significant of these to be as follows:

Classifications of Investment Securities and Assessment for Other-Than-Temporary Impairments

Our investments in securities are primarily comprised of Agency MBS and Non-Agency MBS, as discussed and detailed in Notes 2(b) and 3 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.  With the exception of MBS accounted for as a component of our Linked Transactions, all of our MBS are designated as available-for-sale and carried on the balance sheet at their fair value with unrealized gains and losses excluded from earnings (except when an OTTI is recognized, as discussed below) and reported in AOCI, a component of stockholders’ equity.  We do not intend to hold any of our investment securities for trading purposes; however, if available-for-sale securities were classified as trading securities, there could be substantially greater volatility in our earnings.

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

In making our assessments about OTTIs, we review and consider certain information relating to our financial position and the impaired securities, including the nature of such securities, the contractual collateral requirements impacting us and our investment and leverage strategies, as well as subjective information, including our current and targeted liquidity position, the credit quality and expected cash flows of the underlying assets collateralizing such securities, and current and anticipated market conditions.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, we compare the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as management’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.

During 2014, we did not recognize any credit-related OTTI losses through earnings related to our MBS.  At December 31, 2014, we did not intend to sell any MBS that were in an unrealized loss position, and it is “more likely than not” that we will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on our Agency MBS were $33.6 million at December 31, 2014.  Agency MBS are bonds issued by GSEs that enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While our Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of loss limited to the unlikely event that the U.S. Government would not continue to support the GSEs. In addition the GSEs are currently profitable on a stand-alone basis with such profits being remitted to the U.S. Treasury. Given the credit quality inherent in Agency MBS, we do not consider any of the current impairments on our Agency MBS to be credit related.  In assessing whether it is more likely than not that we will be required to sell any impaired security before its anticipated recovery, which may be at their maturity, we consider for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as our current and anticipated leverage capacity and liquidity position.  Based on these analyses, we determined that at December 31, 2014 any unrealized losses on our Agency MBS were temporary.

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

Unrealized losses on our Non-Agency MBS and CRT securities (including Non-Agency MBS transferred to consolidated VIEs) were $5.8 million at December 31, 2014.  Based upon the most recent evaluation, we do not consider these unrealized losses to be indicative of OTTI and do not believe that these unrealized losses are credit related, but are rather due to non-credit related factors.  We have reviewed our Non-Agency MBS and CRT securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and expected future performance of the underlying collateral.

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

The following describes the valuation methodologies used for our financial instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

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

MBS and CRT Securities

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

In determining the fair value of our Non-Agency MBS and CRT securities, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants.  In valuing Non-Agency MBS and CRT securities, we understand that pricing services use observable inputs that include, in addition to trading activity observed in the market place, loan delinquency data, credit enhancement levels and vintage, which are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches of Legacy Non-Agency MBS that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  We collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid-lists throughout the day from various sources, when available.

Our MBS and CRT securities are valued using various market data points as described above, which management considers directly or indirectly observable parameters.  Accordingly, our MBS and CRT securities are classified as Level 2 in the fair value hierarchy.

Residential Whole Loans at Fair Value

We determine the fair value of our residential whole loans held at fair value after considering portfolio valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans and trading activity observed in the market place.

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

Swaps

We determine the fair value our non-centrally cleared Swaps considering valuations obtained from a third-party pricing service. For Swaps that are cleared by a central clearing house, valuations provided by the clearing house are used. All valuations obtained are tested with internally developed models that apply readily observable market parameters.  We consider the creditworthiness of both us and our counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both us and our counterparties.  All of our Swaps are subject either to bilateral collateral arrangements, or for cleared Swaps, to the clearing house’s margin requirements.  Consequently, no credit valuation adjustment was made in determining the fair value of such instruments.  Our derivative hedging instruments are classified as Level 2 in the fair value hierarchy.

Interest Income on our Non-Agency MBS

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or are considered to be of less than high credit quality is recognized based on the security’s effective interest rate which is the security’s IRR.  The IRR is determined using management’s estimate of the projected cash flows for each security, which are based on our observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses.  On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors.  Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the IRR/interest income recognized on these securities or in the recognition of OTTIs.

Based on the projected cash flows for our Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as Credit Reserve, which effectively mitigates our risk of loss on the mortgages collateralizing such MBS and is not expected to be accreted into interest income.  The amount designated as Credit Reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a Credit Reserve is more favorable than forecasted, a portion of the amount designated as Credit Reserve may be reallocated to accretable discount and recognized into interest income over time.  Conversely, if the performance of a security with a Credit Reserve is less favorable than forecasted, the amounts designated as Credit Reserve maybe be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

Residential Whole Loans

Residential whole loans included in our consolidated balance sheets are comprised of pools of fixed and adjustable rate residential mortgage loans acquired through interests in consolidated trusts in secondary market transactions at discounted purchase prices. The accounting model utilized by us is determined at the time the loans are initially acquired and is generally based on the delinquency status of the associated borrower at acquisition. The accounting model described in the section below titled “Residential Whole Loans at Carrying Value” is typically utilized by us for loans where the underlying borrower has a delinquency status of less than 60 days at the acquisition date. The accounting model described in the section below titled “Residential Whole Loans at Fair Value” is typically utilized by us for loans where the underlying borrower has a delinquency status of 60 days or more at the acquisition date. The accounting model initially applied is not subsequently changed.

Our residential whole loans pledged as collateral against repurchase agreements are included in the consolidated balance sheets with the fair value of the loans pledged disclosed parenthetically.  Purchases and sales of residential whole loans are recorded on the trade date, with amounts recorded reflecting management’s current estimate of assets that will be acquired or disposed at the closing of the transaction. This estimate is subject to revision at the closing of the transaction, pending the outcome of due diligence performed prior to closing.

Residential Whole Loans at Carrying Value

Notwithstanding that these loans are considered to be performing in accordance with their current contractual terms and conditions, we have elected to account for these loans as credit impaired as they were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Many of the borrowers have previously experienced payment delinquencies and the amount owed on the mortgage loan may exceed the value of the property pledged as collateral. Consequently, we have assessed that these loans have a higher likelihood of default than newly originated mortgage loans with LTVs of 80% or less to credit worthy borrowers. We believe that amounts paid to acquire these loans represent fair market value at the date of acquisition. Such loans are initially recorded at fair value with no allowance for loan losses. Subsequent to acquisition, the recorded amount reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. These loans are presented on our consolidated balance sheets at carrying value, which reflects the recorded amount net of any allowance for loan losses established subsequent to acquisition.

Under the application of this accounting model we may aggregate into pools loans acquired in the same fiscal quarter that are assessed as having similar risk characteristics. For each pool established, or on an individual loans basis for loans not aggregated into pools, we estimate at acquisition and periodically on at least a quarterly basis, the principal and interest cash flows expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield.” This amount is accreted as interest income over the life of the loans using an effective interest rate (level yield) methodology. Interest income recorded each period reflects the amount of accretable yield recognized and not the coupon interest payments received on the underlying loans. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference,” includes estimates of both the impact of prepayments and expected credit losses over the life of the underlying loans.

A decrease in expected cash flows in subsequent periods may indicate impairment at the pool and/or individual loan level thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. The allowance for loan losses represents the present value of cash flows expected at acquisition that are no longer expected to be received at the relevant measurement date. A significant increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield. The adjustment of accretable yield due to a significant increase in expected cash flows is accounted for prospectively as a change in estimate and results in reclassification from nonaccretable difference to accretable yield.

Residential Whole Loans at Fair Value

Certain of our residential whole loans are presented at fair value on our consolidated balance sheets as a result of a fair value election made at time of acquisition. Given the significant uncertainty associated with estimating the timing and amount of cash flows associated with these loans that will be collected, and that the cash flows ultimately collected may be dependent on the value of the property securing the loan, we consider that accounting for these loans at fair value should result in a better reflection over time of the economic returns from these loans. We determine the fair value of our residential whole loans held at fair value after considering portfolio valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans and trading activity observed in the market place. Subsequent changes in fair value are reported in current period earnings and presented in Gains/(losses) on residential whole loans held at fair value on our consolidated statements of operations.

Cash received reflecting coupon payments on residential whole loans held at fair value is not included in interest income, but rather is presented in Gains/(losses) on residential whole loans held at fair value on our consolidated statements of operations.

 Hedging Activities

We use a variety of derivative instruments to economically hedge a portion of our exposure to market risks, including interest rate risk, prepayment risk and extension risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. Our derivative instruments are primarily comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with our borrowings. In prior years we have also used interest rate swaptions (or Swaptions) for hedging purposes.  During 2013 (although not in 2014), we also entered into TBA short positions which are not designated as hedging instruments for GAAP reporting purposes, but are entered into by the Company to reduce interest rate risk associated with our investment activities.

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

Swaps are carried on our consolidated balance sheets at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Changes in the fair value of our Swaps are recorded in OCI provided that the hedge remains effective.  Changes in fair value for any ineffective amount of a Swap are recognized in earnings.  We have not recognized any change in the value of our existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness.

Swaptions (when used) are carried as assets on our consolidated balance sheets at fair value.  Changes in the intrinsic value of the Swap underlying the Swaption are recorded in OCI, a component of stockholders’ equity, provided that the hedge remains effective, while changes in the time value of the Swaption are recorded as gains/losses through earnings as a component of other income during the option period.  We use the cumulative dollar-offset ratio to assess the hedge effectiveness of our Swaptions.

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

We account for TBA short positions (when used) as derivative instruments since we cannot assert that it is probable at inception and throughout the term of the TBA contract that we will physically deliver the agency security upon settlement of the contract. We present TBA short positions as either derivative assets or liabilities, at fair value on our consolidated balance sheets. Gains and losses associated with TBA short positions are reported in Other income, net on our consolidated statements of operations.

Although permitted under certain circumstances, we do not offset cash collateral receivables or payables against our net derivative positions.

Income Taxes

We believe that we operate in, and intend to continue to operate in, a manner that allows and will continue to allow us to be taxed as a REIT.  Provided that we distribute all of our REIT taxable income (including net long-term capital gains) to stockholders in the timeframe permitted by the Code, we do not generally expect to pay corporate level taxes and/or excise taxes.  However, such taxes may arise from time to time in the normal course of our business.  Many of the REIT requirements, however, are highly technical and complex.  In addition, REIT taxable income calculated at the time our financial statements are prepared is based on certain estimates that may be revised as our tax return, which is not required to be filed until the third quarter in the following year, is completed.  If we were to fail to meet certain of the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

In addition, we have elected to treat certain of our subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of our business may be conducted through a TRS, our income earned by such TRS will be subject to corporate income taxation. To maintain our REIT election, at the end of each quarter no more than 25% of the value of a REIT’s assets may consist of TRS stock or securities.

Accounting for Stock-Based Compensation

We expense our equity based compensation awards ratably over the vesting period of such awards, based upon the fair value of such awards at the grant date.  Equity-based awards for which there is no risk of forfeiture are expensed upon grant or at such time that there is no longer a risk of forfeiture.  (See Notes 2(l) and 15 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

During 2010, we granted certain RSUs that vested after either two or four years of service and provided that certain criteria were met, which were based on a formula that included changes in our closing common stock price over a two- or four-year period and dividends declared on our common stock during those periods. From 2011 through 2013, we granted certain RSUs that vest annually over a one or three-year period, provided that certain criteria are met, which are based on a formula tied to our achievement of average total stockholder return during that three-year period .  During 2014, we granted RSUs certain of which cliff vest after a three-year period and certain of which cliff vest after a three-year period subject to the achievement of certain performance criteria, based on a formula tied to our achievement of average total stockholder return during that three-year period. The features in these awards related to the attainment of total stockholder return over a specified period constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determined the amount of compensation expense recognized.  The amount of compensation expense recognized was not dependent on whether the market condition was or will be achieved, while differences in actual forfeiture experience relative to estimated forfeitures results in adjustments to the timing and amount of compensation expense recognized.

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

RECENT ACCOUNTING STANDARDS TO BE ADOPTED IN FUTURE PERIODS

Receivables - Recognition of Residential Real Estate upon Foreclosure

In January 2014, the FASB issued Accounting Standards Update (or ASU) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, (or ASU 2014-04).  This ASU applies to all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

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

The accounting changes in ASU 2014-11 are effective for public business entities for the first interim or annual period beginning after December 15, 2014 and early application for a public business entity is prohibited. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. For public business entities, the disclosure of certain transactions accounted for as a sale is required to be presented for interim and annual periods beginning after December 15, 2014 and the disclosure for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings is required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. While we are yet to complete our analysis of the expected impact of our adoption of this new standard, our current expectation is that adoption will have no material impact on our financial position, but generally will result in changes, subsequent to adoption, to the presentation of assets and liabilities and revenues and expenses of Non-Agency MBS and associated repurchase agreements that we currently account for as MBS Linked Transactions. These presentation changes include the presentation of Non-Agency MBS and associated repurchase agreements as a separate asset and liability, rather than on a combined basis. In addition, the interest income related to the Non-Agency MBS and the interest expense related to the associated repurchase agreements will be separately presented and included in the determination of our net interest income. Further, the current accounting for MBS Linked Transactions, which involves treating the combined transaction as a derivative that is recorded at fair value each period, with changes in fair value included in net income, will no longer be required.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock or other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional MBS and residential whole loans, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our repurchase agreements.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at December 31, 2014, we had 7.0 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During 2014, we issued 4,526,855 shares of common stock through our DRSPP, raising net proceeds of approximately $35.6 million.

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at December 31, 2014 and December 31, 2013:

	Weighted Average Haircut	Low	High
December 31, 2014
Repurchase agreement borrowings secured by:
Agency MBS	4.79%	3.00%	6.00%
Non-Agency MBS	28.39	10.00	60.00
U.S. Treasury securities	1.62	1.00	2.00
CRT securities	25.00	25.00	25.00
Residential whole loans	33.43	33.43	33.43

December 31, 2013
Repurchase agreement borrowings secured by:
Agency MBS	4.89%	3.00%	6.00%
Non-Agency MBS	32.48	10.00	63.00
U.S. Treasury securities	1.65	1.00	2.00

The weighted average haircut requirements for Agency MBS and U.S. Treasury collateral underlying our repurchase agreements have not significantly changed since December 31, 2013. Weighted average haircuts on Legacy Non-Agency MBS collateral declined during 2014, primarily as a result of the termination of a re-securitization financing structure. We did not have any repurchase agreement borrowings secured by CRT securities or residential whole loans at December 31, 2013.

During 2014, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at generally attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than does repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS (which we expect will continue to comprise the majority of our assets) on more favorable terms than financing for Non-Agency MBS.

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

At December 31, 2014, we had a total of $9.992 billion of MBS, U.S. Treasury securities, CRT securities and residential whole loans and $67.3 million of restricted cash pledged against our repurchase agreements and Swaps.  At December 31, 2014, we have access to various sources of liquidity which we estimate exceeds $761.7 million. This includes (i) $182.4 million of cash and cash equivalents; (ii) $398.4 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $180.9 million in estimated financing available from unpledged Non-Agency MBS.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Quarter Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Quarter Balance		Maximum Balance at Any Month-End
(In Thousands)
December 31, 2014	$8,190,491	$8,267,388	$8,271,123	$137,503	$110,574		$138,026
September 30, 2014	8,267,905	8,125,723	8,272,039	190,753	156,276		190,423
June 30, 2014	8,464,135	8,384,101	8,501,978	264,806	214,048		267,740
March 31, 2014	8,412,045	8,606,129	8,606,129	336,893	292,526		338,965

December 31, 2013	8,462,138	8,339,297	8,504,593	399,762	366,205		398,384
September 30, 2013	8,679,410	8,568,171	8,721,573	440,665	419,693		462,207
June 30, 2013	8,842,018	8,909,283	8,909,283	505,409	443,748		508,893
March 31, 2013	8,873,852	8,902,827	8,956,951	606,858	542,014		609,707

December 31, 2012	8,841,994	8,752,472	8,966,468	712,259	646,816		718,326
September 30, 2012	8,741,020	8,832,326	8,832,326	819,361	749,471		821,256
June 30, 2012	7,961,497	8,368,407	8,368,407	931,045	861,255		935,051
March 31, 2012	7,772,000	7,908,932	7,908,932	949,868	967,422	(2)	1,000,787

(1)  The information presented in the table above excludes Senior Notes issued in April 2012.  The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.
(2)  The higher end of the period balance reflects the securitized debt from our resecuritization transactions in February 2012.

Cash Flows and Liquidity For the Year Ended December 31, 2014

Our cash and cash equivalents decreased by $382.9 million during the year ended December 31, 2014, reflecting: $1.090 billion used by our financing activities; $451.0 million provided by our investing activities, primarily from payments on our MBS; and $255.8 million provided by our operating activities.

At December 31, 2014, our debt-to-equity multiple was 2.8 times compared to 2.9 times at December 31, 2013.  At December 31, 2014, we had borrowings under repurchase agreements of $8.267 billion with 25 counterparties, of which $5.178 billion was secured by Agency MBS, $2.364 billion was secured by Non-Agency MBS, $507.1 million was secured by U.S. Treasuries and $142.3 million were secured by residential whole loans.  In addition, at such date, we had $1.520 billion of borrowings under repurchase agreements that were a component of our Linked Transactions.  (See Note 6 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2013, we had borrowings under repurchase agreements of $8.339 billion with 26 counterparties and had borrowings under repurchase agreements of $102.7 million that were a component of our Linked Transactions.

At December 31, 2014, outstanding securitized debt was $110.6 million, which had a weighted average expected remaining term of 0.62 years. During the year ended December 31, 2014, securitized debt was reduced by principal payments of $254.1 million.

During 2014, we received $451.0 million through our investing activities.  We received cash of $1.940 billion from prepayments and scheduled amortization on our MBS and CRT securities, of which $1.233 billion was attributable to Agency MBS and $706.6 million was from Non-Agency MBS.  We purchased $606.0 million of Agency MBS, $429.9 million of Legacy Non-Agency MBS (of which $59.0 million are reported as a component of Linked Transactions), $2.133 billion of RPL/NPL MBS (of which $1.994 billion are reported as a component of Linked Transactions) and $109.2 million of CRT securities (of which $4.5 million are reported as a component of Linked Transactions) funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS and CRT securities as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In addition, during 2014 we sold certain of our Non-Agency MBS for $123.9 million, realizing gross gains of $37.5 million.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings (including underlying Linked Transactions) and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received For Reverse Margin Calls	Net Assets Received/(Pledged) For Margin Activity
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
December 31, 2014	$295,962	$96,800	$392,762	$319,881	$(72,881)
September 30, 2014	340,341	24,100	364,441	315,594	(48,847)
June 30, 2014	248,163	58,700	306,863	281,233	(25,630)
March 31, 2014	238,306	29,000	267,306	285,544	18,238

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through December 31, 2014.

During 2014, we paid $294.7 million for cash dividends on our common stock and DERs and paid cash dividends of $15.0 million on our preferred stock.  On December 9, 2014, we declared our fourth quarter 2014 dividend on our common stock of $0.20 per share; on January 30, 2015, we paid this dividend, which totaled $74.2 million, including DERs of approximately $189,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any material off-balance-sheet arrangements.  Our Linked Transactions are comprised of MBS, associated repurchase agreements and interest receivable/payable on such accounts.  (See page 55 for information about our leverage multiple and Note 6 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the effect on our liquidity and cash flows of contractual obligations for the principal and interest amounts due at December 31, 2014:

	Due During the Year Ending December 31,
(In Thousands)	2015	2016	2017	2018	2019	Thereafter	Total
Repurchase agreements	$8,267,388	$—	$—	$—	$—	$—	$8,267,388
Interest expense on repurchase agreements (1)	23,265	—	—	—	—	—	23,265
Linked Transactions (2)	1,521,728	—	—	—	—	—	1,521,728
Securitized debt (3)	12,750	14,889	19,698	22,043	21,728	19,295	110,403
Interest expense on securitized debt (1)	3,433	3,044	2,564	1,834	987	606	12,468
Senior Notes (4)	—	—	—	—	—	100,000	100,000
Interest expense on Senior Notes (1)	8,000	8,000	8,000	8,000	8,000	179,911	219,911
Long-term lease obligations	2,397	2,552	2,522	2,522	2,522	1,051	13,566
Total	$9,838,961	$28,485	$32,784	$34,399	$33,237	$300,863	$10,268,729

(1)  Interest expense based on the interest rate in effect at December 31, 2014.
(2)  Reflect payments of principal and interest due on repurchase agreements that are a component of our Linked Transactions.
(3)  Securitized debt is contractually scheduled to mature by November 2022.  However, the weighted average life of the securitized debt is estimated to be 0.62 years assuming a 12.0% weighted average CPR. Excludes approximately $171,000 of premium on securitized debt issued.
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

While the 2013 COSO Framework officially superseded the 1992 COSO Framework on December 15, 2014 and is available for use in connection with our assessment of internal control as of December 31, 2014, our current plan is to transition to the 2013 COSO Framework during 2015.  To date, neither COSO, the Securities and Exchange Commission or any other regulatory body has mandated adoption of the 2013 COSO Framework by a specified date.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS, an increase of which could result in a reduction of the yield on MBS in our portfolio and an increase of which could require us to reinvest the proceeds received by us as a result of such prepayments in MBS with lower coupons; changes in the default rates and management’s assumptions regarding default rates on the mortgage loans securing our Non-Agency MBS; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on Non-Agency MBS and the extent of prepayments, realized losses and changes in the composition of our Agency MBS and Non-Agency MBS portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board of Directors and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act, including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are in engaged in the business of acquiring mortgages and mortgage-related interests; MFA’s ability to successfully implement its strategy to grow its residential whole loan portfolio; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  (See Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K)

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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

INTEREST RATE RISK

We generally acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities, a portion of which are hedged with Swaps. We are exposed to interest rate risk on our residential mortgage assets, and our liabilities, repurchase agreements and securitized debt. Changes in interest rates can affect our net interest income and the fair value of our assets and liabilities.
We finance the majority of our investments in Agency, Legacy Non-Agency and RPL/NPL MBS with short-term repurchase agreements. In general, the borrowing cost of our repurchase agreements (net of the impact of Swaps) changes more quickly, than the yield on our assets when interest rates change. In a rising interest rate environment the borrowing cost of our repurchase agreements may increase faster than the interest income on our assets, lowering our net income. In order to mitigate compression in net income based on such interest rate movements, we use Swaps and other hedging instruments to lock in a portion of the net interest spread between assets and liabilities.

The fair value of our residential mortgage assets could change at a different rate than the fair value of our liabilities when interest rates change. We measure the sensitivity of our portfolio to changes in interest rates by estimating the duration of our assets and liabilities. Duration is the approximate percentage change in fair value for a 100 basis point parallel shift in the yield curve. In general, our assets have higher duration than our liabilities and in order to reduce this exposure we use Swaps and other hedging instruments to reduce the gap in duration between our assets and liabilities.

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

Prices of our Legacy Non-Agency MBS have generally trended up over the last several years and at these higher prices and therefore lower yields, we believe that our Legacy Non-Agency MBS have become more interest rate sensitive and exhibit positive duration. In analyzing the interest rate sensitivity of our Legacy Non-Agency MBS we take into account the characteristics of the underlying mortgage loans including credit quality and whether the underlying loans are fixed-rate, adjustable or hybrid. We estimate the duration of our Legacy Non-Agency MBS using management’s assumptions.

Our RPL/NPL MBS deal structures contain interest rate step-up features such that the original coupon increases by 300 basis points if the bond is not redeemed by the issuer after 36 months. Therefore, we believe their fair value exhibits little sensitivity to changes in interest rates. We estimate the duration of our RPL/NPL MBS using management’s assumptions.

The fair value of our re-performing residential whole loans is dependent on the value of the underlying real estate collateral, past and expected delinquency status of the borrower as well as the level of interest rates. Because the borrower is not delinquent on their mortgage payments but is less likely to prepay the loan due to weak credit history and/or high LTV, we believe our re-performing residential whole loans exhibit positive duration. We estimate the duration of our re-performing residential whole loans using management’s assumptions.

The fair value of our non-performing residential whole loans is primarily dependent on the value of the underlying real estate collateral and the time until collateral liquidation. Since neither the value of the collateral nor the liquidation timeline are generally sensitive to interest rates, we believe their fair value exhibits little sensitivity to interest rates. We estimate the duration of our non-performing residential whole loans using management’s assumptions.

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

At December 31, 2014, MFA’s $10.564 billion of Agency MBS and Legacy Non-Agency MBS, which includes $66.4 million of MBS underlying Linked Transactions, were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
Time to Reset

(Dollars in Thousands)
< 2 years (5)	$2,155,382	6	15.1%	$2,958,870	6	12.1%	$5,114,252	6	13.5%
2-5 years	1,254,137	42	14.2	229,896	28	10.7	1,484,033	40	13.5
> 5 years	329,416	82	9.1	—	—	—	329,416	82	9.1
ARM-MBS Total	$3,738,935	25	14.8%	$3,188,766	7	12.0%	$6,927,701	17	13.4%
15-year fixed (6)	$2,164,730		8.1%	$11,522		13.2%	$2,176,252		8.1%
30-year fixed (6)	—		—	1,454,924		13.6	1,454,924		13.6
40-year fixed (6)	—		—	5,577		14.1	5,577		14.1
Fixed-Rate Total	$2,164,730		8.1%	$1,472,023		13.6%	$3,636,753		10.5%
MBS Total	$5,903,665		12.3%	$4,660,789		12.5%	$10,564,454		12.4%

(1)	Excludes $2.008 billion of RPL/NPL MBS. Refer to table below for further information on RPL/NPL MBS.

(2)	Does not include principal payments receivable of $542,000.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	3 month average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at December 31, 2014:

	Fair Value	Net Coupon	Months to Step-Up (1)	Current Credit Support (2)	Original Credit Support	3 Month Average Bond CPR (3)
(Dollars in Thousands)
Re-Performing MBS	$562,772	3.68%	27	43%	42%	13.3%
Non-Performing MBS	1,445,060	3.49	32	51	51	19.7
Total RPL/NPL MBS	$2,007,832	3.55%	30	49%	48%	17.6%

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

At December 31, 2014, our CRT securities had a fair value of $107.6 million, which includes $4.6 million of CRT securities underling Linked Transactions, and reset monthly based on one-month LIBOR.

The information presented in the following “Shock Tables” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at December 31, 2014 and December 31, 2013.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at December 31, 2014 and 2013.

December 31, 2014

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income (2)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$13,067,430	$73,379	$13,140,809	$(91,114)	(5.66)%	(0.69)%
+ 50 Basis Point Increase	$13,183,505	$7,159	$13,190,664	$(41,259)	(3.01)%	(0.31)%
Actual at December 31, 2014	$13,290,985	$(59,062)	$13,231,923	$—	—	—
- 50 Basis Point Decrease	$13,390,860	$(125,282)	$13,265,578	$33,655	(3.36)%	0.25%
-100 Basis Point Decrease	$13,482,139	$(191,503)	$13,290,636	$58,713	(9.48)%	0.44%

December 31, 2013

Change in Interest Rates	Estimated Value of Assets (3)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income (2)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$11,792,815	$135,505	$11,928,320	$(123,981)	(0.94)%	(1.03)%
+ 50 Basis Point Increase	$11,934,159	$60,144	$11,994,303	$(57,998)	(0.67)%	(0.48)%
Actual at December 31, 2013	$12,067,518	$(15,217)	$12,052,301	$—	—	—
- 50 Basis Point Decrease	$12,192,892	$(90,577)	$12,102,315	$50,014	(2.34)%	0.41%
-100 Basis Point Decrease	$12,310,282	$(165,938)	$12,144,344	$92,043	(8.58)%	0.76%

(1)
Such assets include MBS and CRT securities, including linked MBS and CRT securities that are reported as a component of our Linked Transactions on our consolidated balance sheets, residential whole loans, cash and cash equivalents and restricted cash. Such linked MBS and CRT securities may not be linked in future periods.

(2)
Includes underlying interest income and interest expense associated with MBS and repurchase agreement borrowings underlying our Linked Transactions.  Such MBS and repurchase agreements may not be linked in future periods.

(3)
Such assets include MBS, including linked MBS that are reported as a component of our Linked Transactions on our consolidated balance sheets, and cash and cash equivalents. Such linked MBS may not be linked in future periods.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2014 and December 31, 2013.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of such assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or 1933 Act) and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made on the interest rate sensitive liabilities, which are assumed to be repurchase financings and securitized debt, include anticipated interest rates, collateral requirements as a percent of the repurchase agreement, amount and term of borrowing.  At December 31, 2014 and December 31, 2013, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds

(occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause the fair value of our financial instruments and our net interest income to decline.

At December 31, 2014, the impact on portfolio value was approximated using estimated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.56 which is the weighted average of 2.02 for our Agency MBS, 1.23 for our Non-Agency investments, (3.58) for our Swaps and zero for our cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.25), which is the weighted average of (0.56) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS and zero for our cash and cash equivalents. At December 31, 2013, the impact on portfolio value was approximated using a calculated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.90 which is the weighted average of 2.84 for our Agency MBS, 1.48 for our Non-Agency MBS, (3.74) for our Swaps and zero for our cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.26), which is the weighted average of (0.49) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS and zero for our cash and cash equivalents.  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

CREDIT RISK

Although we do not believe that we are exposed to any significant credit risk in our Agency MBS portfolio, we are exposed to credit risk through our credit-sensitive residential mortgage investments, in particular Legacy Non-Agency MBS and residential whole loans and to a lesser extent our investments in RPL/NPL MBS and CRT securities. Our exposure to credit risk from our credit sensitive investments is discussed in more detail below:

Legacy Non-Agency MBS

In the event of the return of less than 100% of par on our Legacy Non-Agency MBS, credit support contained in the MBS deal structures and the discount purchase prices we paid mitigate our risk of loss on these investments.  Over time, we expect the level of credit support remaining in certain MBS deal structures to decrease, which will result in an increase in the amount of realized credit loss experienced by our Legacy Non-Agency MBS portfolio.  Our investment process for Legacy Non-Agency MBS involves analysis focused primarily on quantifying and pricing credit risk.  When we purchase Legacy Non-Agency MBS, we assign certain assumptions to each of the MBS, including but not limited to, future interest rates, voluntary prepayment rates, mortgage modifications, default rates and loss severities, and generally allocate a portion of the purchase discount as a Credit Reserve which provides credit protection for such securities.  As part of our surveillance process, we review our Legacy Non-Agency MBS by tracking their actual performance compared to the security’s expected performance at purchase or, if we have modified our original purchase assumptions, compared to our revised performance expectations.  To the extent that actual performance of a Legacy Non-Agency MBS is less favorable than the expected performance of the security, we may revise our performance expectations.  As a result, we could reduce the accretable discount on such security and/or recognize an other-than-temporary impairment through earnings, which could have a material adverse impact on our operating results.

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics underlying our Legacy Non-Agency MBS, including those that are a component of our Linked Transactions.  The following table presents certain information about our Legacy Non-Agency MBS portfolio and Legacy Non-Agency MBS underlying our Linked Transactions at December 31, 2014.  Information presented with respect to the weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrower’s credit score or the current use of the mortgaged property.

The information in the table below is presented as of December 31, 2014:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	106	91	104	19	53	64	437
MBS current face (3)	$1,503,824	$1,098,257	$1,164,691	$201,655	$589,130	$673,863	$5,231,420
Total purchase discounts, net (3)	$(378,812)	$(304,999)	$(199,793)	$(68,285)	$(191,875)	$(166,745)	$(1,310,509)
Purchase discount designated as Credit Reserve and OTTI (3)(4)	$(257,906)	$(174,015)	$(102,516)	$(57,184)	$(204,595)	$(119,884)	$(916,100)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	17.2%	15.8%	8.8%	28.4%	34.7%	17.8%	17.5%
MBS amortized cost (3)	$1,125,013	$793,258	$964,897	$133,370	$397,255	$507,118	$3,920,911
MBS fair value (3)	$1,341,412	$958,395	$1,080,800	$171,549	$493,133	$615,500	$4,660,789
Weighted average fair value to current face	89.2%	87.3%	92.8%	85.1%	83.7%	91.3%	89.1%
Weighted average coupon (5)	4.00%	3.57%	3.17%	4.30%	4.98%	4.33%	3.89%
Weighted average loan age (months) (5)(6)	93	102	116	97	104	117	105
Weighted average current loan size (5)(6)	$528	$498	$327	$397	$266	$266	$409
Percentage amortizing (7)	45%	56%	75%	45%	57%	68%	58%
Weighted average FICO score at origination (5)(8)	731	729	727	705	703	705	722
Owner-occupied loans	89.5%	89.3%	85.6%	85.3%	85.9%	83.7%	87.3%
Rate-term refinancings	28.0%	19.2%	14.9%	20.1%	16.0%	14.0%	19.8%
Cash-out refinancings	33.3%	34.3%	26.2%	45.6%	43.0%	37.4%	34.0%
3 Month CPR (6)	12.6%	12.7%	11.7%	9.2%	11.0%	12.0%	12.0%
3 Month CRR (6)(9)	10.0%	9.1%	9.7%	6.0%	7.7%	10.0%	9.3%
3 Month CDR (6)(9)	2.9%	3.9%	2.2%	3.1%	3.5%	2.4%	3.0%
3 Month loss severity	50.7%	47.6%	46.0%	67.3%	62.0%	48.9%	51.1%
60+ days delinquent (8)	14.0%	14.3%	11.2%	21.0%	21.2%	16.7%	14.9%
Percentage of always current borrowers (Lifetime) (10)	43.9%	43.5%	50.3%	34.0%	30.5%	37.1%	42.5%
Percentage of always current borrowers (12M) (11)	74.6%	74.4%	77.3%	63.7%	62.8%	67.6%	72.5%
Weighted average credit enhancement (8)(12)	0.5%	1.0%	4.4%	0.2%	1.5%	6.1%	2.3%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

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

(3)
Excludes Non-Agency MBS issued in 2013 and 2014 in which the underlying collateral consists of RPL/NPL MBS. These Non-Agency MBS have a current face of $2.011 billion, amortized cost of $2.008 billion, fair value of $2.008 billion and purchase discounts of $2.9 million at December 31, 2014.

(4)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)	Weighted average is based on MBS current face at December 31, 2014.

(6)	Information provided based on loans for individual groups owned by us.

(7)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(8)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(9)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(11)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

(12)
Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.  As of December 31, 2014, a total of 285 Non-Agency MBS in our portfolio representing approximately $3.675 billion or 70% of the current face amount of the portfolio had no credit enhancement.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations of the mortgages collateralizing our Legacy Non-Agency MBS, including Legacy Non-Agency MBS underlying our Linked Transactions, at December 31, 2014:

Property Location	Percent
California	44.3%
Florida	7.7%
New York	5.5%
Virginia	3.9%
Maryland	3.6%

RPL/NPL MBS

Our RPL/NPL MBS were purchased primarily through new issue at prices at or around par and represent the senior tranches in these securitizations. These RPL/NPL MBS are structured with significant credit enhancement (typically approximately 50%) and the subordinate tranches absorb all credit losses (until extinguished) and typically receives no cash flow (interest or principal) until the senior tranche is paid off. Prior to purchase we analyze the deal structure in order to assess the credit risk associated with the deal. Subsequent to purchase the ongoing credit risk associated with the deal is evaluated by analyzing the extent to which actual credit losses have occurred which result in a reduction in the amount of subordination enjoyed by our bond. Based on the recent performance of the collateral underlying our RPL/NPL MBS and the current subordination levels, we do not believe that we are currently exposed to significant risk of credit loss on these investments.

CRT Securities

We are exposed to potential credit losses from our investments in CRT securities issued by Fannie Mae and Freddie Mac. While CRT securities are debt obligations of these GSEs, payment of principal on these securities is not guaranteed. As an investor in a CRT security, we may incur a loss if the loans in the associated reference pool experience delinquencies exceeding specified thresholds. We assess the credit risk associated with our investment in CRT securities by assessing the current performance of the loans in the associated reference pool.

Furthermore, as discussed in Part I, Item 1A., “Risk Factors,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K, we are potentially exposed to repurchase agreement counterparties should they default on their obligations and we are unable to recover any excess collateral pledged to them.

Residential Whole Loans

We are also exposed to credit risk from our investments in residential whole loans. Our investment process for residential whole loans is similar in nature to that used for Legacy Non-Agency MBS in that it is focused on quantifying and pricing credit risk. Consequently, these loans are acquired at purchase prices that are discounted (often substantially) to the contractual loan balance reflecting a number of factors, including the impaired credit history of the borrower and the value of the collateral securing the loan. In addition, as the owner of the servicing rights, our process is also focused on selecting a servicer with the appropriate expertise to mitigate losses and maximize our overall return. This involves, among other things, performing due diligence on the sub-servicer prior to their engagement as well as ongoing oversight and surveillance. To the extent that loan delinquencies and defaults are higher than our expectation at the time the loans were purchased, the discounted purchase price at which the asset is acquired is intended to provide a level of protection against financial loss.

LIQUIDITY RISK

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreements.  We pledge residential mortgage assets and cash to secure our repurchase agreements, including repurchase agreements that are reported as a component to our Linked Transactions, and Swaps.  At December 31, 2014, we had access to various sources of liquidity which we estimate exceeds $761.7 million. This includes (i) $182.4 million of cash and cash equivalents; (ii) $398.4 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $180.9 million in estimated financing available from unpledged Non-Agency MBS.   Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreements.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

PREPAYMENT RISK

Premiums arise when we acquire MBS at a price in excess of the principal balance of the mortgages securing such MBS (i.e., par value).  Conversely, discounts arise when we acquire MBS at a price below the principal balance of the mortgages securing such MBS or acquire residential whole loans at a price below the principal balance of the mortgage.  Premiums paid on our MBS are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums on our MBS, which are primarily carried on our Agency MBS, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the IRR/interest income earned on such assets.  Generally, if prepayments on Non-Agency MBS and residential whole loans purchased at significant discounts and not accounted for at fair value are less than anticipated, we expect that the income recognized on such assets would be reduced and impairments and/or loan loss reserves could result.

Item 8.  Financial Statements and Supplementary Data.

All other financial statement schedules are omitted because the required information is not applicable or deemed not material, or the required information is included in the consolidated financial statements and/or notes thereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MFA Financial, Inc.:

We have audited the accompanying consolidated balance sheets of MFA Financial, Inc. and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MFA Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 12, 2015

MFA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	December 31, 2014	December 31, 2013
Assets:
Mortgage-backed securities (“MBS”) and credit risk transfer (“CRT”) securities:
Agency MBS, at fair value ($5,519,813 and $6,142,306 pledged as collateral, respectively)	$5,904,207	$6,519,221
Non-Agency MBS, at fair value ($2,377,343 and $1,778,067 pledged as collateral, respectively)	3,358,426	2,569,766
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”), at fair value (1)	1,397,006	2,282,371
CRT securities, at fair value ($94,610 and $0 pledged as collateral, respectively)	102,983	—
Securities obtained and pledged as collateral, at fair value	512,105	383,743
Residential whole loans ($67,536 and $0 pledged as collateral, respectively)	207,923	—
Residential whole loans, at fair value ($143,072 and $0 pledged as collateral, respectively)	143,472	—
Cash and cash equivalents	182,437	565,370
Restricted cash	67,255	37,520
Interest receivable	31,257	35,828
Derivative instruments:
MBS linked transactions, net (“Linked Transactions”), at fair value	398,336	28,181
Interest rate swap agreements (“Swaps”), at fair value	3,136	13,000
Goodwill	7,189	7,189
Prepaid and other assets	39,012	29,719
Total Assets	$12,354,744	$12,471,908

Liabilities:
Repurchase agreements	$8,267,388	$8,339,297
Securitized debt (2)	110,574	366,205
Obligation to return securities obtained as collateral, at fair value	512,105	383,743
8% Senior Notes due 2042 (“Senior Notes”)	100,000	100,000
Accrued interest payable	13,095	14,726
Swaps, at fair value	62,198	28,217
Dividends and dividend equivalents rights (“DERs”) payable	74,529	73,643
Accrued expenses and other liabilities	11,583	23,826
Total Liabilities	$9,151,472	$9,329,657

Commitments and contingencies (Note 12)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 370,084 and 365,125 shares issued and outstanding, respectively	3,701	3,651
Additional paid-in capital, in excess of par	3,013,634	2,972,369
Accumulated deficit	(568,596)	(571,544)
Accumulated other comprehensive income	754,453	737,695
Total Stockholders’ Equity	$3,203,272	$3,142,251
Total Liabilities and Stockholders’ Equity	$12,354,744	$12,471,908

(1) Non-Agency MBS transferred to consolidated VIEs represent assets of consolidated VIEs that can be used only to settle the obligations of each respective VIE.
(2)  Securitized Debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that eliminate on consolidation.  The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company.  (See Notes 12 and 17 for further discussion.)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2014	2013	2012

Interest Income:
Agency MBS	$142,543	$156,046	$196,058
Non-Agency MBS	185,806	170,485	134,901
Non-Agency MBS transferred to consolidated VIEs	130,524	156,285	168,071
CRT securities	772	—	—
Residential whole loans	4,083	—	—
Cash and cash equivalent investments	89	124	127
Interest Income	$463,817	$482,940	$499,157

Interest Expense:
Repurchase agreements	$145,244	$143,885	$148,767
Securitized debt	6,533	12,100	17,106
Senior Notes	8,031	8,028	5,797
Interest Expense	$159,808	$164,013	$171,670

Net Interest Income	$304,009	$318,927	$327,487

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$—	$—	$(879)
Portion of loss reclassed from other comprehensive loss	—	—	(321)
Net Impairment Losses Recognized in Earnings	$—	$—	$(1,200)

Other Income, net:
Unrealized net gains and net interest income from Linked Transactions	$17,092	$3,225	$12,610
Gain on residential whole loans held at fair value	447	—	—
Losses on TBA short positions	—	(7,517)	—
Gain on sales of MBS and U.S. Treasury securities, net	37,497	25,825	9,001
Other, net	(251)	219	10
Other Income, net	$54,785	$21,752	$21,621

Operating and Other Expense:
Compensation and benefits	$25,581	$20,328	$22,089
Other general and administrative expense	15,164	13,361	11,480
Excise tax and interest	1,162	2,250	7,500
Impairment of resecuritization related costs	—	2,031	—
Other investment related operating expenses	3,383	—	—
Operating and Other Expense	$45,290	$37,970	$41,069

Net Income	$313,504	$302,709	$306,839
Less Preferred Stock Dividends	15,000	13,750	8,160
Less Issuance Costs of Redeemed Preferred Stock	—	3,947	—
Net Income Available to Common Stock and Participating Securities	$298,504	$285,012	$298,679

Earnings per Common Share - Basic and Diluted	$0.81	$0.78	$0.83

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012

Net Income	$313,504	$302,709	$306,839
Other Comprehensive Income/(Loss):
Unrealized gain/(loss) on Agency MBS, net	65,739	(186,568)	(7,820)
Unrealized gain on Non-Agency MBS, net	31,602	134,505	785,830
Reclassification adjustment for MBS sales included in net income	(34,948)	(19,833)	(7,493)
Reclassification adjustment for other-than-temporary impairments included in net income	—	—	(1,200)
Unrealized loss on CRT securities, net	(1,790)	—	—
Unrealized (loss)/gain on derivative hedging instruments, net	(44,292)	47,614	51,363
Reclassification of unrealized loss on de-designated derivative hedging instruments	447	—	—
Other Comprehensive Income/(Loss)	16,758	(24,282)	820,680
Comprehensive Income before preferred stock dividends and issuance costs of redeemed preferred stock	$330,262	$278,427	$1,127,519
Dividends declared on preferred stock	(15,000)	(13,750)	(8,160)
Issuance costs of redeemed preferred stock	—	(3,947)	—
Comprehensive Income Available to Common Stock and Participating Securities	$315,262	$260,730	$1,119,359

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31,
	2014		2013		2012
(In Thousands, Except Per Share Amounts)	Dollars	Shares	Dollars	Shares	Dollars	Shares

Preferred Stock, 8.50% Series A Cumulative Redeemable - Liquidation Preference $25.00 per Share:
Balance at beginning of year	$—	—	$38	3,840	$38	3,840
Redemption of Series A Preferred Stock	—	—	(38)	(3,840)	—	—
Balance at end of year	$—	—	$—	—	$38	3,840

Preferred Stock, 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share:
Balance at beginning of year	$80	8,000	$—	—	$—	—
Issuance of Series B Preferred Stock, net of expenses	—	—	80	8,000	—	—
Balance at end of year	$80	8,000	$80	8,000	$—	—

Common Stock, Par Value $.01:
Balance at beginning of year	$3,651	365,125	$3,575	357,546	$3,561	356,112
Issuance of common stock (1)	50	5,305	97	9,855	30	2,966
Repurchase of shares of common stock (1)	—	(346)	(21)	(2,276)	(16)	(1,532)
Balance at end of year	$3,701	370,084	$3,651	365,125	$3,575	357,546

Additional Paid-in Capital, in excess of Par:
Balance at beginning of year	$2,972,369		$2,805,724		$2,795,925
Issuance of common stock, net of expenses (1)	35,590		77,528		15,432
Redemption of Series A Preferred Stock	—		(92,015)		—
Issuance of Series B Preferred Stock, net of expenses	—		193,236		—
Shares issued for common stock option exercises	—		—		35
Equity-based compensation expense	8,581		4,156		6,488
Accrued dividends attributable to stock-based awards	(218)		—		—
Repurchase of shares of common stock (1)	(2,688)		(16,260)		(12,156)
Balance at end of year	$3,013,634		$2,972,369		$2,805,724

Accumulated Deficit:
Balance at beginning of year	$(571,544)		$(260,308)		$(243,061)
Net income	313,504		302,709		306,839
Dividends declared on common stock	(294,792)		(594,318)		(314,553)
Dividends declared on preferred stock	(15,000)		(13,750)		(8,160)
Dividends attributable to DERs	(764)		(1,930)		(1,373)
Issuance costs of redeemed Preferred Stock	—		(3,947)		—
Balance at end of year	$(568,596)		$(571,544)		$(260,308)

Accumulated Other Comprehensive Income/(Loss):
Balance at beginning of year	$737,695		$761,977		$(58,703)
Change in unrealized gains/(losses) on MBS and CRT securities, net	60,603		(71,896)		769,317
Change in unrealized (losses)/gains on derivative hedging instruments, net	(43,845)		47,614		51,363
Balance at end of year	$754,453		$737,695		$761,977

Total Stockholders’ Equity at end of the year	$3,203,272		$3,142,251		$3,311,006

(1)  For the year ended December 31, 2014, includes approximately $2.7 million (345,559 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2013, includes approximately $15.4 million (2,143,354 shares) repurchased through the Company’s publicly announced stock repurchase program and approximately $849,000 (132,276 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2012, includes approximately $9.7 million (1,240,291 shares) repurchased through the Company’s publicly announced stock repurchase program and approximately $2.5 million (291,803 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$313,504	$302,709	$306,839
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS and U.S. Treasury securities	(37,497)	(25,825)	(9,001)
Other-than-temporary impairment charges	—	—	1,200
Accretion of purchase discounts on MBS and CRT securities and residential whole loans	(89,182)	(73,447)	(38,263)
Amortization of purchase premiums on MBS	32,052	58,207	52,298
Depreciation and amortization on real estate, fixed assets and other assets	1,191	5,831	3,534
Equity-based compensation expense	8,581	4,158	6,488
Unrealized loss on residential whole loans at fair value	96	—	—
Unrealized gains on derivative instruments	(1,673)	(1,111)	(9,593)
Decrease/(increase) in interest receivable	4,561	8,180	(1,160)
Increase in prepaid and other assets	(12,684)	(5,549)	(12,767)
Realized loss on TBA short positions	—	7,517	—
(Decrease)/increase in accrued expenses and other liabilities, and excise tax and interest	(8,301)	3,610	3,820
Increase in accrued interest payable on financial instruments	45,165	13,808	6,992
Net cash provided by operating activities	$255,813	$298,088	$310,387
Cash Flows From Investing Activities:
Principal payments on MBS and CRT securities	$1,939,948	$2,770,710	$2,671,137
Proceeds from sale of MBS and U.S. Treasury securities	123,910	574,869	268,859
Purchases of MBS and CRT securities	(1,261,646)	(1,744,605)	(3,589,981)
Purchases of residential whole loans	(356,440)	—	—
Principal payments on residential whole loans	6,017	—	—
Additions to leasehold improvements, furniture, fixtures and real estate investment	(786)	(373)	(443)
Net cash provided by/(used in) investing activities	$451,003	$1,600,601	$(650,428)
Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(75,939,948)	$(69,851,602)	$(63,237,681)
Proceeds from borrowings under repurchase agreements	75,868,039	69,438,427	64,176,994
Proceeds from issuance of securitized debt	—	129,314	186,691
Principal payments on securitized debt	(254,078)	(409,606)	(415,395)
Payments made on obligation to return securities obtained as collateral	—	(246,850)	—
Maturity of obligation to return securities obtained as collateral	—	(275,402)	—
Payments made for resecuritization related costs	—	—	(1,814)
Proceeds from issuance of Senior Notes	—	—	100,000
Payments made for Senior Notes related costs	—	—	(3,415)
Cash disbursements on financial instruments underlying Linked Transactions	(6,750,803)	(419,802)	(585,393)
Cash received from financial instruments underlying Linked Transactions	6,336,872	405,436	462,889
Payments made for margin calls on repurchase agreements and Swaps	(208,600)	(69,902)	(2,390)
Proceeds from reverse margin calls on repurchase agreements and Swaps	132,800	22,809	12,890
Settlement of TBA short positions	—	(7,517)	—
Proceeds from issuances of common stock	35,639	77,625	13,038
Payments made for redemption of Series A Preferred Stock	—	(96,000)	—
Proceeds from issuance of Series B Preferred Stock	—	200,000	—
Payments made for preferred stock offering costs	—	(6,684)	—
Payments made to repurchase common stock	—	(16,281)	(9,713)
Dividends paid on preferred stock	(15,000)	(13,750)	(8,160)
Dividends paid on common stock and DERs	(294,670)	(594,827)	(341,229)
Net cash (used in)/provided by financing activities	$(1,089,749)	$(1,734,612)	$347,312

Net (decrease)/increase in cash and cash equivalents	$(382,933)	$164,077	$7,271
Cash and cash equivalents at beginning of period	$565,370	$401,293	$394,022
Cash and cash equivalents at end of period	$182,437	$565,370	$401,293

Supplemental Disclosure of Cash Flow Information:
Interest paid	$160,935	$162,186	$161,657

Non-cash Investing and Financing Activities:
MBS recorded upon de-linking of Linked Transactions	$86,449	$—	$175,194
Repurchase agreements recorded upon de-linking of Linked Transactions	$49,095	$—	$—
Net increase in securities obtained as collateral/obligation to return securities obtained as collateral	$135,165	$401,135	$202,432
Transfer from residential whole loans to real estate owned	$2,904	$—	$—
Dividends and DERs declared and unpaid	$74,529	$73,643	$72,222

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

1.      Organization

MFA Financial, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders.  The Company has elected to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. (See Notes 2(o) and 13)

2.      Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on MBS and CRT securities (Note 3), valuation of MBS and CRT securities (Notes 3 and 16), income recognition and valuation of residential whole loans (Note 4), derivative instruments (Notes 6 and 16) and income recognition on certain Non-Agency MBS purchased at a discount (Note 3).  In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (Note 2(o)).  Actual results could differ from those estimates.

The consolidated financial statements of the Company include the accounts of all subsidiaries; significant intercompany accounts and transactions have been eliminated. In addition, the Company consolidated the special purpose entities created to facilitate the resecuritization transactions completed in prior years and the acquisition of residential whole loans. Certain prior period amounts have been reclassified to conform to the current period presentation.

(b)  MBS (including Non-Agency MBS transferred to consolidated VIEs) and CRT Securities

The Company has investments in residential MBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or any agency of the U.S. Government, such as Ginnie Mae (collectively, “Agency MBS”), and residential MBS that are not guaranteed by any U.S. Government agency or any federally chartered corporation (“Non-Agency MBS”). In addition, the Company has investments in CRT securities, that are issued by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by Fannie Mae and Freddie Mac and the principal payments received are based on the performance of loans in a reference pool of recently securitized MBS. As the loans in the underlying reference pool are paid, the principal balance of the CRT securities is paid. CRT securities will experience losses if the loans in the underlying reference pool experience defaults exceeding a specified threshold.

Designation

The Company generally intends to hold its MBS and CRT securities until maturity; however, from time to time, it may sell any of its securities as part of the overall management of its business.  As a result, all of the Company’s MBS and CRT securities are designated as “available-for-sale” and, accordingly, are carried at their fair value with unrealized gains and losses excluded from earnings (except when an OTTI is recognized, as discussed below) and reported in accumulated other comprehensive income/(loss) (“AOCI”), a component of stockholders’ equity.

Upon the sale of an investment security, any unrealized gain or loss is reclassified out of AOCI to earnings as a realized gain or loss using the specific identification method.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or are considered to be of less than high credit quality is recognized based on the security’s effective interest rate which is the security’s internal rate of return (“IRR”). The IRR is determined using management’s estimate of the projected cash flows for each security, which are based on the Company’s observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the IRR/ interest income recognized on these securities or in the recognition of OTTIs.  (See Note 3)

Based on the projected cash flows from the Company’s Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as non-accretable purchase discount (“Credit Reserve”), which effectively mitigates the Company’s risk of loss on the mortgages collateralizing such MBS and is not expected to be accreted into interest income.  The amount designated as Credit Reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a Credit Reserve is more favorable than forecasted, a portion of the amount designated as Credit Reserve may be reallocated to accretable discount and recognized into interest income over time.  Conversely, if the performance of a security with a Credit Reserve is less favorable than forecasted, the amount designated as Credit Reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

Determination of Fair Value for MBS and CRT Securities

In determining the fair value of the Company’s MBS and CRT securities, management considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity.  (See Note 16)

Impairments/OTTI

When the fair value of an investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through AOCI on the consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS that are assessed to be of less than high credit quality and on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, Fair

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios (“LTVs”), geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes.  Impairment assessment for Non-Agency MBS and CRT Securities that were purchased at prices close to par and/or are otherwise considered to be of high credit quality involves comparing the present value of the remaining cash flows expected to be collected against the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the instrument’s IRR.

Balance Sheet Presentation

The Company’s MBS and CRT Securities pledged as collateral against repurchase agreements and Swaps are included on the consolidated balance sheets with the fair value of the securities pledged disclosed parenthetically.  Purchases and sales of securities are recorded on the trade date.  However, if on the purchase settlement date, a repurchase agreement is used to finance the purchase of a security with the same counterparty and such transactions are determined to be linked, then the security and linked repurchase borrowing will be reported on the same settlement date as Linked Transactions.  (See Notes 2(p) and 6)

(c)  Securities Obtained and Pledged as Collateral/Obligation to Return Securities Obtained as Collateral

The Company has obtained securities as collateral under collateralized financing arrangements in connection with its financing strategy for Non-Agency MBS.  Securities obtained as collateral in connection with these transactions are recorded on the Company’s consolidated balance sheets as an asset along with a liability representing the obligation to return the collateral obtained, at fair value.  While beneficial ownership of securities obtained remains with the counterparty, the Company has the right to sell the collateral obtained or to pledge it as part of a subsequent collateralized financing transaction.  (See Note 2(k) for Repurchase Agreements and Reverse Repurchase Agreements)

(d)  Residential Whole Loans

Residential whole loans included in the Company’s consolidated balance sheets are comprised of pools of fixed and adjustable rate residential mortgage loans acquired through interests in consolidated trusts in secondary market transactions at discounted purchase prices. The accounting model utilized by the Company is determined at the time the loans are initially acquired and is generally based on the delinquency status of the associated borrower at acquisition. The accounting model described in the section below titled “Residential Whole Loans at Carrying Value” is typically utilized by the Company for loans where the underlying borrower has a delinquency status of less than 60 days at the acquisition date. The accounting model described in the section below titled “Residential Whole Loans at Fair Value” is typically utilized by the Company for loans where the underlying borrower has a delinquency status of 60 days or more at the acquisition date. The accounting model initially applied is not subsequently changed.

The Company’s residential whole loans pledged as collateral against repurchase agreements are included in the consolidated balance sheets with the fair value of the loans pledged disclosed parenthetically.  Purchases and sales of residential whole loans are recorded on the trade date, with amounts recorded reflecting management’s current estimate of assets that will be acquired or disposed at the closing of the transaction. This estimate is subject to revision at the closing of the transaction, pending the outcome of due diligence performed prior to closing.

Residential Whole Loans at Carrying Value

Notwithstanding that these loans are considered to be performing in accordance with their current contractual terms and conditions, the Company has elected to account for these loans as credit impaired as they were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Many of the borrowers have previously experienced payment delinquencies and the amount owed on the mortgage loan may exceed the value of the property pledged as collateral. Consequently, the Company has assessed that these loans have a higher likelihood of default than newly originated mortgage loans with LTVs of 80% or less to credit worthy borrowers. The Company believes that amounts paid to acquire these loans represent fair market

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

value at the date of acquisition. Such loans are initially recorded at fair value with no allowance for loan losses. Subsequent to acquisition, the recorded amount reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. These loans are presented on the Company’s consolidated balance sheets at carrying value, which reflects the recorded amount net of any allowance for loan losses established subsequent to acquisition.

Under the application of this accounting model the Company may aggregate into pools loans acquired in the same fiscal quarter that are assessed as having similar risk characteristics. For each pool established, or on an individual loans basis for loans not aggregated into pools, the Company estimates at acquisition and periodically on at least a quarterly basis, the principal and interest cash flows expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield.” This amount is accreted as interest income over the life of the loans using an effective interest rate (level yield) methodology. Interest income recorded each period reflects the amount of accretable yield recognized and not the coupon interest payments received on the underlying loans. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “nonaccretable difference,” includes estimates of both the impact of prepayments and expected credit losses over the life of the underlying loans.

A decrease in expected cash flows in subsequent periods may indicate impairment at the pool and/or individual loan level thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. The allowance for loan losses represents the present value of cash flows expected at acquisition that are no longer expected to be received at the relevant measurement date. A significant increase in expected cash flows in subsequent periods initially reduces any previously established allowance for loan losses by the increase in the present value of cash flows expected to be collected, and results in a recalculation of the amount of accretable yield. The adjustment of accretable yield due to a significant increase in expected cash flows is accounted for prospectively as a change in estimate and results in reclassification from nonaccretable difference to accretable yield. (See Notes 4 and 17)

Residential Whole Loans at Fair Value

Certain of the Company’s residential whole loans are presented at fair value on its consolidated balance sheets as a result of a fair value election made at time of acquisition. Given the significant uncertainty associated with estimating the timing of and amount of cash flows associated with these loans that will be collected, and that the cash flows ultimately collected may be dependent on the value of the property securing the loan, the Company considers that accounting for these loans at fair value should result in a better reflection over time of the economic returns from these loans. The Company determines the fair value of its residential whole loans held at fair value after considering portfolio valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans and trading activity observed in the market place. Subsequent changes in fair value are reported in current period earnings and presented in Gains/(losses) on residential whole loans held at fair value on the Company’s consolidated statements of operations.

Cash received reflecting coupon payments on residential whole loans held at fair value is not included in Interest Income, but rather is presented in Gains/(losses) on residential whole loans held at fair value on the Company’s consolidated statements of operations. (See Notes 4 and 16)

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at December 31, 2014 or 2013.  The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency were $182.4 million and $534.4 million at December 31, 2014 and 2013, respectively.  (See Notes 9 and 16)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral or otherwise in connection with the Company’s Swaps and/or repurchase agreements.  Restricted cash is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or returned to the Company when the collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its Swaps and repurchase agreements of $67.3 million at December 31, 2014 and $37.5 million held as collateral against its Swaps at December 31, 2013. (See Notes 6, 8, 9 and 16)

(g)  Goodwill

At December 31, 2014 and 2013, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through December 31, 2014, the Company had not recognized any impairment against its goodwill.

(h) Real Estate Owned (“REO”)

REO represents real estate acquired through foreclosure or deed in lieu of foreclosure and is initially recorded at fair value less estimated selling costs. Subsequent to acquisition, at each reporting date, REO is reported at the lower of the current carrying amount or fair value less estimated selling costs and for presentation purposes is included in Other assets on the Company’s consolidated balance sheets. Changes in fair value that result in an adjustment to the reported amount of a REO property that has a fair value at or below its carrying amount are reported in Other income, net on the Company’s consolidated statements of operations. (See Note 7)

(i)  Depreciation

Leasehold Improvements and Other Depreciable Assets

Depreciation is computed on the straight-line method over the estimated useful life of the related assets or, in the case of leasehold improvements, over the shorter of the useful life or the lease term.  Furniture, fixtures, computers and related hardware have estimated useful lives ranging from five to eight years at the time of purchase.

(j)  Resecuritization and Senior Notes Related Costs

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

(k)  Repurchase Agreements and Reverse Repurchase Agreements

The Company finances the holdings of a significant portion of its MBS and CRT securities with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although legally structured as sale and repurchase transactions, the Company accounts for repurchase agreements as secured borrowings, with the exception of certain repurchase agreements accounted for as components of Linked Transactions.  (See Note 2(p) below)  Under its repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, the Company is required to repay the loan including any accrued interest and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase financing with such lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  The Company also may make margin calls on counterparties when collateral values increase.

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, but may also have longer or shorter terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable on such collateral.  (See Notes 2(p), 6, 8, 9 and 16)

In addition to the repurchase agreement financing arrangements discussed above, as part of its financing strategy for Non-Agency MBS, the Company has entered into contemporaneous repurchase and reverse repurchase agreements with a single counterparty.  Under a typical reverse repurchase agreement, the Company buys securities from a borrower for cash and agrees to sell the same securities in the future for a price that is higher than the original purchase price.  The difference between the purchase price the Company originally paid and the sale price represents interest received from the borrower.  In contrast, the contemporaneous repurchase and reverse repurchase transactions effectively resulted in the Company pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral from the same counterparty in connection with the reverse repurchase agreement.  No net cash was exchanged between the Company and counterparty at the inception of the transactions.  Securities obtained and pledged as collateral are recorded as an asset on the Company’s consolidated balance sheets.  Interest income is recorded on the reverse repurchase agreement and interest expense is recorded on the repurchase agreement on an accrual basis.  Both the Company and the counterparty have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.  The Company’s liability to the counterparty in connection with this financing arrangement is recorded on the Company’s consolidated balance sheets and disclosed as “Obligation to return securities obtained as collateral.”  (See Note 2(c))

(l)  Equity-Based Compensation

Compensation expense for equity based awards is recognized ratably over the vesting period of such awards, based upon the fair value of such awards at the grant date.  With respect to awards granted in 2009 and prior years, the Company applied a zero forfeiture rate for these awards, as they were granted to a limited number of employees, and historical forfeitures have been minimal.  Forfeitures, or an indication that forfeitures are expected to occur, may result in a revised forfeiture rate and would be accounted for prospectively as a change in estimate.

During 2010, the Company granted certain restricted stock units (“RSUs”) that vested after either two or four years of service and provided that certain criteria were met, which were based on a formula that included changes in the Company’s closing stock price over a two- or four-year period and dividends declared on the Company’s common stock during those periods.  From 2011 through 2013, the Company granted certain RSUs that vest annually over a one or three-year period, provided that certain criteria are met, which are based on a formula tied to the Company’s achievement of average total stockholder return during that three-year period .  During 2014, the Company made grants of RSUs certain of which cliff vest after a three-year period and certain of which cliff vest after a three-year period, subject to the achievement of certain performance criteria based on a formula tied to the

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Company’s achievement of average total stockholder return during that three-year period. The features in these awards related to the attainment of total stockholder return over a specified period constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determined the amount of compensation expense recognized.  The amount of compensation expense recognized was not dependent on whether the market condition was or will be achieved, while differences in actual forfeiture experience relative to estimated forfeitures results in adjustments to the timing and amount of compensation expense recognized.

The Company has awarded DERs that may be attached to or awarded separately from other equity based awards.  Compensation expense for separately awarded DERs is based on the grant date fair value of such awards and is recognized over the vesting period.  Payments pursuant to these DERs are charged to stockholders’ equity.  Payments pursuant to DERs that are attached to equity based awards are charged to stockholders’ equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for DERs to the extent that the attached equity awards do not or are not expected to vest and grantees are not required to return payments of dividends or DERs to the Company.  (See Notes 2(m) and 15)

(m)  Earnings per Common Share (“EPS”)

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as the Company’s unvested restricted stock and RSUs that have non-forfeitable rights to dividends and DERs attached to/associated with RSUs and vested stock options to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective weighted-average shares outstanding for the period.  For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of dilutive unexercised stock options and RSUs outstanding that are unvested and have dividends that are subject to forfeiture using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  (See Note 14)

(n)  Comprehensive Income/(Loss)

The Company’s comprehensive income/(loss) available to common stock and participating securities includes net income, the change in net unrealized gains/(losses) on its MBS, CRT securities and derivative hedging instruments, (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of AOCI for MBS, CRT securities and de-designated derivative hedging instruments and is reduced by dividends declared on the Company’s preferred stock and issuance costs of redeemed preferred stock.

(o)  U.S. Federal Income Taxes

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

the Company incurs interest, penalties or related excise taxes in connection with its tax obligations, including as a result of its assessment of uncertain tax positions, such amounts shall be included within Operating and other expense on the Company’s consolidated statements of operations.

In addition, the Company has elected to treat certain of its subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. A TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business may be conducted through a TRS, its income earned by such TRS will be subject to corporate income taxation. To maintain the Company’s REIT election, at the end of each quarter no more than 25% of the value of a REIT’s assets may consist of TRS stock or securities.

Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of December 31, 2014, 2013 or 2012. The Company filed its 2013 tax return prior to September 15, 2014. The Company’s tax returns for tax years 2009 through 2013 are open to examination.

(p)  Derivative Financial Instruments

The Company uses a variety of derivative instruments to economically hedge a portion of its exposure to market risks, including interest rate risk and prepayment risk. The objective of the Company’s risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, the Company attempts to mitigate the risk of the cost of its variable rate liabilities increasing during a period of rising interest rates. The Company’s derivative instruments are primarily comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. During 2013, the Company also entered into forward contracts for the sale of Agency MBS securities on a generic pool, or to-be-announced basis (“TBA short positions”) and Linked Transactions. TBA short positions and Linked Transactions are not designated as hedging instruments.

Linked Transactions

It is presumed that the initial transfer of a financial asset (i.e., the purchase of an MBS or CRT security by the Company) and contemporaneous repurchase financing of such security with the same counterparty are considered part of the same arrangement, or a “linked transaction,” unless certain criteria are met.  The two components of a linked transaction (security purchase and repurchase financing) are not reported separately but are evaluated on a combined basis and reported as a forward (derivative) contract and are presented as “Linked Transactions” on the Company’s consolidated balance sheets.  Changes in the fair value of the assets and liabilities underlying Linked Transactions and associated interest income and expense are reported as “unrealized net gains/(losses) and net interest income from Linked Transactions” on the Company’s consolidated statements of operations and are not included in OCI.  However, if certain criteria are met, the initial transfer (i.e., the purchase of a security by the Company) and repurchase financing will not be treated as a Linked Transaction and will be evaluated and reported separately, as an MBS or CRT security purchase and repurchase financing.  When or if a transaction is no longer considered to be linked, the security and repurchase financing will be reported on a gross basis.  In this case, the fair value of the MBS or CRT security at the time the transactions are no longer considered linked will become the cost basis of the MBS or CRT security, and the income recognition yield for such MBS or CRT security will be calculated prospectively using this new cost basis.  (See Notes 6 and 16)

Swaps

The Company documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities and the relationship between the hedging instrument and the hedged liability for all Swaps designated as hedging transactions.  The Company assesses, both at inception of a hedge and on a quarterly basis thereafter, whether or not the hedge is “highly effective.”

Swaps are carried on the Company’s consolidated balance sheets at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Changes in the fair value of the Company’s Swaps designated in hedging transactions are recorded in OCI provided that the hedge remains effective.  Changes in fair value for any ineffective amount of a Swap are recognized in earnings.  The Company has not recognized any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Although permitted under certain circumstances, the Company does not offset cash collateral receivables or payables against its net derivative positions.  (See Notes 6, 9 and 16)

TBA Short Positions

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

The Company accounts for TBA short positions as derivative instruments since it cannot assert that it is probable at inception and throughout the term of the TBA contract that it will physically deliver the agency security upon settlement of the contract. The Company presents TBA short positions as either derivative assets or liabilities, at fair value on its consolidated balance sheets. Gains and losses associated with TBA short positions are reported in Other income, net on the Company’s consolidated statements of operations. (See Note 6)

The Company did not have any TBA short positions at December 31, 2014 and 2013.

(q)  Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

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

In addition to the financial instruments that it is required to report at fair value, the Company has elected the fair value option for certain of its residential whole loans at time of acquisition. Subsequent changes in the fair value of these loans are reported in Gains/(losses) on residential whole loans held at fair value on the Company’s consolidated statements of operations.  A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable. (See Notes 2(d), 4 and 16)

(r)  Variable Interest Entities

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

Prior to the completion of its initial resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or Qualifying Special Purpose Entities (“QSPEs”) and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.  (See Note 17)

The Company also includes in its consolidated balance sheets certain financial assets and liabilities that are acquired/issued by trusts and /or other special purpose entities that have been evaluated as being required to be consolidated by the Company under the applicable accounting guidance.

(s)  Offering Costs Related to Issuance and Redemption of Preferred Stock

Offering costs related to issuance of preferred stock are recorded as a reduction in Additional paid-in capital, a component of stockholders’ equity, at the time such preferred stock is issued. On redemption of preferred stock, any excess of the fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock in the Company’s consolidated balance sheets is included in the determination of Net Income Available to Common Stock and Participating Securities in the calculation of EPS. (See Notes 13 and 14)

(t)  New Accounting Standards and Interpretations

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

3.                   MBS and CRT Securities

Agency and Non-Agency MBS

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

The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements and Swaps.  Non-Agency MBS that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this note, as they are accounted for as derivatives.  (See Notes 6 and 9)

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.  The payment of principal and/or interest on Ginnie Mae MBS is explicitly backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have been under the conservatorship of the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities.

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

CRT Securities

CRT Securities are debt obligations issued by Fannie Mae and Freddie Mac. While the coupon payments are paid by Fannie Mae or Freddie Mac on a monthly basis, the payment of principal is dependent on the performance of loans in a reference pool of MBS recently securitized by Fannie Mae or Freddie Mac. As loans in the reference pool are paid, the principal balance of the securities are paid. Consequently, CRT Securities mirror the payment and prepayment behavior of the mortgage loans in the reference pool. As an investor in a CRT security, the Company may incur a loss if the loans in the reference pool experience delinquencies exceeding specified thresholds. The Company assesses the credit risk associated with CRT Securities by assessing the current performance of the associated reference pool. CRT securities that are accounted for as components of Linked Transactions are not reflected in the tables set forth in this note, as they are accounted for as derivatives. (See Notes 6 and 9)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following tables present certain information about the Company’s MBS and CRT Securities at December 31, 2014 and 2013:

December 31, 2014

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$4,587,823	$174,245	$(71)	$—	$4,761,997	$4,843,084	$102,187	$(21,100)	$81,087
Freddie Mac	1,011,659	38,895	—	—	1,051,096	1,049,854	11,280	(12,522)	(1,242)
Ginnie Mae	10,811	189	—	—	11,000	11,269	269	—	269
Total Agency MBS	5,610,293	213,329	(71)	—	5,824,093	5,904,207	113,736	(33,622)	80,114
Non-Agency MBS:
Expected to Recover Par (3)(4)	431,788	461	(29,501)	—	402,748	428,431	26,735	(1,052)	25,683
Expected to Recover Less Than Par (3)	4,888,113	—	(370,063)	(900,557)	3,617,493	4,327,001	712,168	(2,660)	709,508
Total Non-Agency MBS (5)	5,319,901	461	(399,564)	(900,557)	4,020,241	4,755,432	738,903	(3,712)	735,191
Total MBS	$10,930,194	$213,790	$(399,635)	$(900,557)	$9,844,334	$10,659,639	$852,639	$(37,334)	$815,305
CRT securities	$109,500	$—	$(4,727)	$—	$104,773	$102,983	$324	$(2,114)	$(1,790)
Total MBS and CRT securities	$11,039,694	$213,790	$(404,362)	$(900,557)	$9,949,107	$10,762,622	$852,963	$(39,448)	$813,515

December 31, 2013

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$5,092,410	$181,710	$(87)	$—	$5,274,033	$5,315,363	$96,516	$(55,186)	$41,330
Freddie Mac	1,171,841	44,967	—	—	1,217,927	1,190,670	9,842	(37,099)	(27,257)
Ginnie Mae	12,668	218	—	—	12,886	13,188	302	—	302
Total Agency MBS	6,276,919	226,895	(87)	—	6,504,846	6,519,221	106,660	(92,285)	14,375
Non-Agency MBS:
Expected to Recover Par (3)(4)	234,187	638	(24,450)	—	210,375	230,738	21,720	(1,357)	20,363
Expected to Recover Less Than Par (3)	5,381,851	—	(435,589)	(1,043,037)	3,903,225	4,621,399	720,566	(2,392)	718,174
Total Non-Agency MBS (5)	5,616,038	638	(460,039)	(1,043,037)	4,113,600	4,852,137	742,286	(3,749)	738,537
Total MBS	$11,892,957	$227,533	$(460,126)	$(1,043,037)	$10,618,446	$11,371,358	$848,946	$(96,034)	$752,912

(1) Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed at December 31, 2014 reflect Credit Reserve of $877.6 million and OTTI of $23.0 million. Amounts disclosed at December 31, 2013 reflect Credit Reserve of $998.5 million and OTTI of $44.5 million.
(2) Includes principal payments receivable of $542,000 and $1.1 million at December 31, 2014 and 2013, respectively, which are not included in the Principal/Current Face.
(3) Based on management’s current estimates of future principal cash flows expected to be received.
(4) Includes RPL/NPL MBS which had a $161.0 million Principal/Current face, $161.0 million amortized cost and $161.0 million fair value at December 31, 2014. At December 31, 2013, RPL/NPL MBS had a $3.9 million Principal/Current face, amortized cost and fair value.
(5) At December 31, 2014 and 2013, the Company expected to recover approximately 83% and 81%, respectively, of the then-current face amount of Non-Agency MBS.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Unrealized Losses on MBS and CRT Securities

The following table presents information about the Company’s MBS and CRT securities that were in an unrealized loss position at December 31, 2014:

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
(In Thousands)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS:
Fannie Mae	$309,631	$735	30	$1,260,461	$20,365	139	$1,570,092	$21,100
Freddie Mac	17,235	10	2	667,751	12,512	100	684,986	12,522
Total Agency MBS	326,866	745	32	1,928,212	32,877	239	2,255,078	33,622
Non-Agency MBS:
Expected to Recover Par (1)	395	8	1	21,277	1,044	8	21,672	1,052
Expected to Recover Less Than Par (1)	129,157	1,609	15	14,002	1,051	5	143,159	2,660
Total Non-Agency MBS	129,552	1,617	16	35,279	2,095	13	164,831	3,712
Total MBS	456,418	2,362	48	1,963,491	34,972	252	2,419,909	37,334
CRT securities	69,360	2,114	16	—	—	—	69,360	2,114
Total MBS and CRT securities	$525,778	$4,476	64	$1,963,491	$34,972	252	$2,489,269	$39,448

(1) Based on management’s current estimates of future principal cash flows expected to be received.

At December 31, 2014, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded, or is limited to specified events of default, none of which have occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $33.6 million at December 31, 2014.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) that enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. In addition, the GSEs are currently profitable on a stand-alone basis with such profits being remitted to the U.S. Treasury. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2014 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) and CRT securities were $5.8 million at December 31, 2014.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or market place bid-ask spreads.  The Company has reviewed its Non-Agency MBS and CRT securities that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and where possible expected future performance of either the underlying collateral (in the case of Non-Agency MBS) or the relevant reference pool of MBS (in the case of CRT securities).

The Company did not recognize any credit-related OTTI losses through earnings related to its investments during the years ended December 31, 2014 and 2013. During the year ended December 31, 2012, the Company recognized OTTI losses of $1.2 million in connection with Non-Agency MBS.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Non-Agency MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, LTVs, geographic concentrations, as well as Rating Agency reports, general market assessments, and dialogue with market participants.  Changes in the Company’s evaluation of each of these factors impacts the cash flows expected to be collected at the OTTI assessment date. For Non-Agency MBS purchased at a discount to par that were assessed for OTTI, such cash flow estimates indicated that the amount of expected losses decreased compared to the previous OTTI assessment date. These positive cash flow changes are primarily driven by recent improvements in loan-to-value ratios due to loan amortization and home price appreciation, which, in turn, positively impacts the Company’s estimates of default rates and loss severities for the underlying collateral. In addition, voluntary prepayments (i.e. loans that prepay in full with no loss) have generally trended higher for these MBS which also positively impacts the Company’s estimate of expected loss. Overall, the combination of higher voluntary prepayments and lower LTVs supports the Company’s assessment that such MBS are not other-than-temporarily impaired.

With respect to CRT securities that were assessed for OTTI, the majority of these investments were purchased in the fourth fiscal quarter of 2014 and the decline in fair value at the end of the quarter compared to the purchase price is predominantly due to the fact that the fair value of these investments is estimated at the end of the quarter based on “bid-side” valuations, which will be lower than the purchase price paid during the quarter by the bid-ask spread. Based on the Company's assessment of the cash flows it expects to receive from its investments in CRT securities, which considers the current performance of the relevant reference pool of MBS underlying these investments, the Company believes that the decline in fair value below the amortized cost is not due to credit related factors. Accordingly, the Company has assessed that unrealized losses related to its investments in CRT securities at the end of the period reflects temporary impairment. Significant judgment is used in both the Company’s analysis of the expected cash flows for its investments in Legacy Non-Agency MBS and CRT securities and any determination of the credit component of OTTI.

The following table presents the composition of OTTI charges recorded by the Company for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Total OTTI losses	$—	$—	$(879)
OTTI reclassified from OCI	—	—	(321)
OTTI recognized in earnings	$—	$—	$(1,200)

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Credit loss component of OTTI at beginning of period	$36,115	$36,115	$34,915
Additions for credit related OTTI not previously recognized	—	—	458
Subsequent additional credit related OTTI recorded	—	—	742
Credit loss component of OTTI at end of period	$36,115	$36,115	$36,115

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The significant inputs considered and assumptions made at time of impairment in determining the measurement of the component of OTTI recorded in earnings for the Company’s Non-Agency MBS are summarized as follows:

	For the Year Ended December 31,
	2014	2013	2012
Credit enhancement (1)(2)
Weighted average (3)	—	—	3.26%
Range (4)	—	—	0.00-16.50%

Projected CPR (2)(5)
Weighted average (3)	—	—	9.90%
Range (4)	—	—	9.10-13.30%

Projected Loss Severity (2)(6)
Weighted average (3)	—	—	55.50%
Range (4)	—	—	45.90-60.00%

60+ days delinquent (2)(7)
Weighted average (3)	—	—	24.40%
Range (4)	—	—	18.20-32.40%

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of the Company’s purchase discount on its Legacy Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014		2013
(In Thousands)	Discount Designated as Credit Reserve and OTTI (1)	Accretable Discount (1)(2)	Discount Designated as Credit Reserve and OTTI (3)	Accretable Discount (2)(3)
Balance at beginning of period	$(1,043,037)	$(460,039)	$(1,380,506)	$(371,626)
Accretion of discount	—	103,653	—	73,422
Realized credit losses	89,481	—	163,478	—
Purchases	(80,256)	30,003	(79,320)	32,152
Sales	44,692	20,360	45,371	13,953
Unlinking of Linked Transactions	(6,414)	1,436	—	—
Transfers/release of credit reserve	94,977	(94,977)	207,940	(207,940)
Balance at end of period	$(900,557)	$(399,564)	$(1,043,037)	$(460,039)

(1)  The Company reallocated $218,000 of accretable purchase discount to purchase discount designated as Credit Reserve on Non-Agency MBS underlying Linked Transactions for the year ended December 31, 2014.
(2) Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.
(3)  In addition, the Company reallocated $695,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions for the year ended December 31, 2013.

Impact of MBS and CRT securities on AOCI

The following table presents the impact of the Company’s MBS and CRT securities on its AOCI for the years ended December 31, 2014, 2013, and 2012:

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
AOCI from MBS and CRT securities:
Unrealized gain on MBS at beginning of period	$752,912	$824,808	$55,491
Unrealized gain/(loss) on Agency MBS, net	65,739	(186,568)	(7,820)
Unrealized gain on Non-Agency MBS, net	31,602	134,505	785,830
Reclassification adjustment for MBS sales included in net income	(34,948)	(19,833)	(7,493)
Reclassification adjustment for OTTI included in net income	—	—	(1,200)
Unrealized loss on CRT securities	(1,790)	—	—
Change in AOCI from MBS and CRT securities	60,603	(71,896)	769,317
Balance at end of period	$813,515	$752,912	$824,808

Sales of MBS

During 2014, the Company sold certain Non-Agency MBS for $123.9 million, realizing gross gains of $37.5 million.  During 2013, the Company sold certain Non-Agency MBS for $152.6 million, realizing gross gains of $25.8 million.  During 2012, the Company sold $168.9 million of Agency MBS realizing gross gains of $9.0 million. The Company has no continuing involvement with any of the sold MBS.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Interest Income on MBS and CRT securities

The following table presents components of interest income on the Company’s Agency MBS for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Coupon interest	$189,355	$213,995	$248,048
Effective yield adjustment (1)	(46,812)	(57,949)	(51,990)
Agency MBS interest income	$142,543	$156,046	$196,058

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization based on actual prepayment activity.

The following table presents components of interest income for the Company’s Non-Agency MBS (including MBS transferred to consolidated VIEs) for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Coupon interest	$212,971	$253,581	$265,018
Effective yield adjustment (1)	103,359	73,189	37,954
Non-Agency MBS interest income	$316,330	$326,770	$302,972

(1) The effective yield adjustment is the difference between the net interest income calculated using the net yield, which is based on management’s estimates of future cash flows for Non-Agency MBS, less the current coupon yield.

The following table presents components of interest income for the Company’s CRT securities for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Coupon interest	$665	$—	$—
Effective yield adjustment (1)	107	—	—
CRT securities interest income	$772	$—	$—

(1) The effective yield adjustment is the difference between the net interest income calculated using the net yield, which is based on management’s estimates of future cash flows for CRT securities, less the current coupon yield.

4. Residential Whole Loans

Included on the Company’s consolidated balance sheets as of December 31, 2014 is approximately $351.4 million in residential whole loans arising from the Company’s 100% equity interest in certificates issued by certain trusts established to acquire the loans. Based on its evaluation of these interests and other factors, the Company has determined that the trusts are required to be consolidated for financial reporting purposes. The Company did not own any residential whole loans prior to 2014.

Residential Whole Loans at Carrying Value

Residential whole loans at carrying value totaled approximately $207.9 million at December 31, 2014. The carrying value reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. The carrying value also reflects any allowance for loan losses established subsequent to acquisition.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The Company recorded a provision for loan losses of approximately $137,000 on its residential whole loan pools held at carrying value for the year ended December 31, 2014 which is included within Operating and other expense on the Company’s consolidated statement of operations.

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the residential whole loans held at carrying value acquired by the Company for the year ended December 31, 2014.

(In Thousands)	For the Year Ended December 31, 2014

Contractually required principal and interest	$448,453
Contractual cash flows not expected to be collected (non-accretable yield)	(100,466)
Expected cash flows to be collected	347,987
Interest component of expected cash flows (accretable yield)	(135,425)
Fair value at the date of acquisition	$212,562

The following table presents accretable yield activity for the Company’s residential whole loans held at carrying value for the year ended December 31, 2014.

(In Thousands)	For the Year Ended December 31, 2014

Balance at beginning of period	$—
Additions	135,425
Accretion	(3,996)
Reclassifications from non-accretable difference	1,583
Balance at end of period	$133,012

Accretable yield for residential whole loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate, of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from nonaccretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and nonaccretable yield and the accretion of interest income is based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded in the year ended December 31, 2014 is not necessarily indicative of future results.

Residential Whole Loans at fair value

Certain of the Company’s residential whole loans are presented at fair value on its consolidated balance sheets as a result of a fair value election made at time of acquisition. Subsequent changes in fair value are reported in current period earnings and presented in Gains/(losses) on residential whole loans held at fair value on the Company’s consolidated statements of operations.

At December 31, 2014, the Company had approximately 885 residential whole loans at fair value, with an aggregate outstanding principal balance of $182.6 million, and an aggregate fair value of $143.5 million. During the year ended December 31, 2014, the Company recorded a net gain on these loans of $447,000. The Company did not have any residential whole loans during the year ended December 31, 2013.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

5.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at December 31, 2014 and 2013:

	December 31,
(In Thousands)	2014	2013
MBS interest receivable:
Fannie Mae	$11,761	$13,760
Freddie Mac	2,598	3,110
Ginnie Mae	17	19
Non-Agency MBS	16,794	18,917
Total MBS interest receivable	31,170	35,806
CRT securities	66	—
Money market and other investments	21	22
Total interest receivable	$31,257	$35,828

6.      Derivative Instruments

The Company’s derivative instruments are primarily comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. The Company has also entered into Linked Transactions, which are not designated as hedging instruments.  The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at December 31, 2014 and 2013:

			December 31,
			2014		2013
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value
(In Thousands)
Linked Transactions	Non-Hedging	Assets	N/A	$398,336	$28,181
Non-cleared legacy Swaps (1)	Hedging	Assets	$450,000	$3,136	$4,925
Cleared Swaps (2)	Hedging	Assets	$—	$—	$8,075
Non-cleared legacy Swaps (1)	Hedging	Liabilities	$760,170	$(4,263)	$(24,437)
Cleared Swaps (2)	Hedging	Liabilities	$2,550,000	$(57,935)	$(3,780)

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

Linked Transactions

The Company’s Linked Transactions are evaluated on a combined basis, reported as forward (derivative) instruments and presented as assets on the Company’s consolidated balance sheets at fair value.  The fair value of Linked Transactions reflect the value of the underlying Non-Agency MBS and CRT securities, linked repurchase agreement borrowings and accrued interest receivable/payable on such instruments.  The Company’s Linked Transactions are not designated as hedging instruments and, as a result, the change in the fair value and net interest income from Linked Transactions is reported in Other income,net on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following tables present certain information about the Legacy Non-Agency MBS, RPL/NPL MBS, CRT securities and repurchase agreements underlying the Company’s Linked Transactions at December 31, 2014 and 2013:

Linked Transactions at December 31, 2014

Linked Repurchase Agreements			Linked MBS
Maturity or Repricing	Balance	Weighted Average Interest Rate		Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$1,514,393	1.47%	Legacy Non-Agency MBS	$66,382	$61,658	$72,513	4.20%
>30 days to 90 days	5,200	1.35	RPL/NPL MBS	1,846,807	1,847,118	1,849,974	3.49
Total	$1,519,593	1.47%	CRT securities	4,624	4,500	4,500	4.56
			Total	$1,917,813	$1,913,276	$1,926,987	3.52%

Linked Transactions at December 31, 2013

Linked Repurchase Agreements			Linked MBS
Maturity or Repricing	Balance	Weighted Average Interest Rate		Fair Value	Amortized Cost	Par/Current Face	Weighted Average Coupon Rate
(Dollars in Thousands)			(Dollars in Thousands)
Within 30 days	$93,835	1.76%	Legacy Non-Agency MBS	$39,280	$35,028	$42,199	3.92%
>30 days to 90 days	8,902	1.44	RPL/NPL MBS	91,510	91,469	92,231	3.97
Total	$102,737	1.73%	Total	$130,790	$126,497	$134,430	3.96%

At December 31, 2014, Linked Transactions also included approximately $1.3 million of associated accrued interest receivable and $1.1 million of accrued interest payable.  At December 31, 2013, Linked Transactions also included approximately $210,000 of associated accrued interest receivable and $82,000 of accrued interest payable.

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Interest income attributable to securities underlying Linked Transactions	$24,443	$3,869	$5,089
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(8,028)	(925)	(1,113)
Change in fair value of Linked Transactions included in earnings	677	281	8,634
Unrealized net gains and net interest income from Linked Transactions	$17,092	$3,225	$12,610

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

A number of the Company’s Swap contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  Such financial covenants include minimum net worth requirements and maximum debt-to-equity ratios.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swap contracts, the counterparty to such agreement may have the option to terminate all of its outstanding Swap contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swap contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through December 31, 2014.  At December 31, 2014, the aggregate fair value of assets needed to immediately settle Swap contracts that were in a liability position to the Company, if so required, was approximately $64.4 million, including accrued interest payable of approximately $2.2 million.

The following table presents the assets pledged as collateral against the Company’s Swap contracts at December 31, 2014 and December 31, 2013:

	December 31,
(In Thousands)	2014	2013
Agency MBS, at fair value	$57,247	$73,859
Restricted cash	66,486	37,520
Total assets pledged against Swaps	$123,733	$111,379

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

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At December 31, 2014, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the years ended December 31, 2014 and 2013.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering in to Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company did not recognize any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness during any of the three years ended December 31, 2014.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

At December 31, 2014, the Company had Swaps designated in hedging relationships with an aggregate notional amount of $3.760 billion, which had net unrealized losses of $59.1 million, and extended 47 months on average with a maximum term of approximately 104 months.

The following table presents certain information with respect to the Company’s Swap activity for the year ended December 31, 2014:

(Dollars in Thousands)	December 31, 2014
New Swaps:
Aggregate notional amount	$400,000
Weighted average fixed-pay rate	1.95%
Initial maturity date	Five to seven years
Number of new Swaps	Four
Swaps amortized/expired:
Aggregate notional amount	$685,042
Weighted average fixed-pay rate	2.28%

The following table presents information about the Company’s Swaps at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days	$22,290	3.63%	0.23%	$17,635	3.90%	0.21%
Over 30 days to 3 months	387,880	1.80	0.16	24,216	3.93	0.21
Over 3 months to 6 months	300,000	2.06	0.17	476,147	1.80	0.17
Over 6 months to 12 months	—	—	—	167,043	3.22	0.18
Over 12 months to 24 months	150,000	1.03	0.16	710,171	1.97	0.17
Over 24 months to 36 months	350,000	0.58	0.16	150,000	1.03	0.17
Over 36 months to 48 months	550,000	1.49	0.16	350,000	0.58	0.17
Over 48 months to 60 months	200,000	1.71	0.17	550,000	1.49	0.17
Over 60 months to 72 months	1,500,000	2.22	0.16	—	—	—
Over 72 months to 84 months	200,000	2.20	0.17	1,500,000	2.22	0.17
Over 84 months (3)	100,000	2.75	0.16	100,000	2.75	0.17
Total Swaps	$3,760,170	1.85%	0.16%	$4,045,212	1.91%	0.17%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.
(3) Reflects one Swap with a maturity date of July 2023.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
(Dollars in Thousands)	2014	2013	2012
Interest expense attributable to Swaps	$69,842	$59,031	$73,266
Weighted average Swap rate paid	1.93%	2.08%	2.68%
Weighted average Swap rate received	0.16%	0.19%	0.27%

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

The Company accounts for TBA short positions as derivative instruments since it cannot assert that it is probable at inception and throughout the term of the TBA contract that it will physically deliver the agency security upon settlement of the contract. The Company presents TBA short positions as either derivative assets or liabilities, at fair value on its consolidated balance sheets. Gains and losses associated with TBA short positions are reported in Other income, net on the Company’s consolidated statements of operations. During 2013, the Company sold short $350.0 million notional of 15-year Agency MBS 2.5% TBA Securities and realized a loss of $7.5 million on close out of this position. The Company did not have any TBA short positions at December 31, 2014 and December 31, 2013.

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
AOCI from derivative hedging instruments:
Balance at beginning of period	$(15,217)	$(62,831)	$(114,194)
Unrealized (loss)/gain on Swaps, net	(44,292)	47,614	51,363
Reclassification of unrealized loss on de-designated Swaps	447	—	—
Balance at end of period	$(59,062)	$(15,217)	$(62,831)

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

7. Real Estate Owned

At December 31, 2014, the Company had 46 REO properties with an aggregate carrying value of $5.5 million.

During the year ended December 31, 2014, the Company acquired 24 residential properties in connection with the acquisition of residential whole loans. At December 31, 2014, the aggregate carrying value based on management’s estimate of fair value less estimated selling costs of these assets was $2.6 million.

During the year ended December 31, 2014 the Company transferred 22 mortgage loans to REO. At December 31, 2014 the aggregate carrying value of these assets based on management’s estimate of fair value less estimated selling costs is $2.9 million. In connection with these transfers, the Company recorded approximately $331,000 in gains on residential whole loans held at fair value on the Company’s consolidated statements of operations.

The following table presents the activity in the Company’s REO for the year ended December 31, 2014. The Company did not have REO prior to 2014.

(In Thousands)	For the Year Ended December 31, 2014
Balance at beginning of period	$—
Transfer from residential whole loans (1)	2,904
Purchases	2,588
Balance at end of period	$5,492

(1)  Includes gain recorded on transfer of approximately $331,000.

Real estate owned is included in Prepaid and other assets in the Company’s consolidated balance sheets.

8.      Repurchase Agreements

The Company’s repurchase agreements are collateralized by the Company’s MBS, CRT securities, U.S. Treasury securities (obtained as part of a reverse repurchase agreement), and cash, and bear interest that is generally LIBOR-based.  (See Note 9)  At December 31, 2014, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 25 days and an effective repricing period of 26 months, including the impact of related Swaps.  At December 31, 2013, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 25 days and an effective repricing period of 24 months, including the impact of related Swaps.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at December 31, 2014 and 2013:

(Dollars in Thousands)	December 31, 2014	December 31, 2013
Repurchase agreement borrowings secured by Agency MBS	$5,177,835	$5,750,053
Fair value of Agency MBS pledged as collateral under repurchase agreements	$5,462,566	$6,068,447
Weighted average haircut on Agency MBS (1)	4.79%	4.89%
Repurchase agreement borrowings secured by Non-Agency MBS (2)	$2,364,155	$2,206,586
Fair value of Non-Agency MBS pledged as collateral under repurchase agreements (2)(3)(4)	$3,652,000	$3,663,523
Weighted average haircut on Non-Agency MBS (1)	28.39%	32.48%
Repurchase agreements secured by U.S. Treasuries	$507,114	$382,658
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$512,105	$383,743
Weighted average haircut on U.S. Treasuries (1)	1.62%	1.65%
Repurchase agreements secured by CRT securities (2)	$75,960	$—
Fair value of CRT securities pledged as collateral under repurchase agreements (2)	$94,610	$—
Weighted average haircut on CRT securities (1)	25.00%	—%
Repurchase agreements secured by residential whole loans	$142,324	$—
Fair value of residential whole loans pledged as collateral under repurchase agreements	$212,986	$—
Weighted average haircut on residential whole loans (1)	33.43%	—%

(1)  Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount on the Company’s repurchase agreements borrowings.
(2)  Does not reflect Non-Agency MBS, CRT securities and repurchase agreement borrowings that are components of Linked Transactions.
(3)  Includes $1.275 billion and $1.885 billion of Non-Agency MBS acquired from consolidated VIEs at December 31, 2014 and 2013, respectively, that are eliminated from the Company’s consolidated balance sheets.
(4) Includes fair value of $160.7 million of RPL/NPL MBS pledged as collateral under repurchase agreements at December 31, 2014.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
Time Until Interest Rate Reset	Balance (1)	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$7,144,737	0.72%	$7,064,598	0.68%
Over 30 days to 3 months	1,000,313	1.12	1,274,699	1.31
Over 6 months to 12 months	122,338	1.98	—	—
Total	$8,267,388	0.79%	$8,339,297	0.77%

(1)  At December 31, 2014 and 2013, the Company had repurchase agreements of $1.520 billion and $102.7 million, respectively, that were linked to securities purchases and accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 6)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements at December 31, 2014 and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	December 31, 2014
Contractual Maturity	Balance (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Overnight	$—	—%
Within 30 days	6,283,396	0.61
Over 30 days to 90 days	1,021,076	0.85
Over 90 days to 12 months	962,916	1.90
Total	$8,267,388	0.79%

(1)  At December 31, 2014, the Company had repurchase agreements of $1.520 billion that were linked to securities purchases and were accounted for as Linked Transactions, and as such, the linked repurchase agreements are not included in the above table.  (See Note 6)

The Company had repurchase agreements with 25 and 26 counterparties at December 31, 2014 and 2013, respectively.  The following table presents information with respect to any counterparty for repurchase agreements and/or Linked Transactions for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2014:

	December 31, 2014
Counterparty	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
(Dollars in Thousands)
Credit Suisse	A-1/A/Aa2	$584,602	1	18.3%
Wells Fargo (3)	A+/A2/AA-	345,058	5	10.8
UBS (4)	A/A2/A	213,955	13	6.7
RBC (5)	AA-/Aa3/AA	192,999	4	6.0
RBS	BBB+/Baa2/A	167,317	1	5.2

(1)  As rated at December 31, 2014 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published for these entities.
(2) The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements and repurchase agreements underlying Linked Transactions, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral and securities underlying Linked Transaction, including accrued interest receivable on such securities.
(3)  Includes $277.5 million with Wells Fargo Bank, NA and $67.6 million at risk with Wells Fargo Securities LLC.
(4)  Represents Non-Agency MBS pledged as collateral with contemporaneous repurchase and reverse repurchase agreements.
(5) Includes $182.7 million at risk with Royal Bank of Canada and $10.3 million at risk with RBC Capital Markets LLC.

9.      Collateral Positions

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements and derivative hedging instruments at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$57,247	$—	$73,859	$—
Cash (1)	66,486	—	37,520	—
	123,733	—	111,379	—
Repurchase Agreement Borrowings:
Agency MBS	$5,462,566	$—	$6,068,447	$—
Non-Agency MBS (2)(3)	3,652,000	—	3,663,523	—
U.S. Treasury securities	512,105	—	383,743	—
CRT securities	94,610	—	—
Residential whole loans	212,986	—	—	—
Cash (1)	769	—	—	—
	9,935,036	—	10,115,713	—
Reverse Repurchase Agreements:
U.S. Treasury securities	$—	$512,105	$—	$383,743
	—	512,105	—	383,743
Total	$10,058,769	$512,105	$10,227,092	$383,743

(1)  Cash pledged as collateral is reported as “restricted cash” on the Company’s consolidated balance sheets.
(2)  Includes $1.275 billion and $1.885 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at December 31, 2014 and 2013, respectively, that are eliminated from the Company’s consolidated balance sheets.
(3)  In addition, $731.0 million and $738.3 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at December 31, 2014 and 2013, respectively.

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at December 31, 2014:

	Assets Pledged Under Repurchase Agreements			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value	Amortized Cost	Accrued Interest on Pledged Assets	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Assets

Agency MBS	$5,462,566	$5,390,415	$13,277	$57,247	$58,235	$120	$5,533,210
Non-Agency MBS(1)(2)	3,652,000	2,832,577	12,579	—	—	—	3,664,579
U.S. Treasuries	512,105	512,105	—	—	—	—	512,105
CRT securities	94,610	96,474	66	—	—	—	94,676
Residential whole loans	212,986	211,054	—	—	—	—	212,986
Total	$9,934,267	$9,042,625	$25,922	$57,247	$58,235	$120	$10,017,556

(1)  Includes $1.275 billion of Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at December 31, 2014 that are eliminated from the Company’s consolidated balance sheets.
(2)  In addition, $731.0 million of Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty at December 31, 2014.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

10.      Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and can potentially be offset on the Company’s consolidated balance sheets at December 31, 2014 and 2013:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
December 31, 2014
Swaps, at fair value	$3,136	$—	$3,136	$(3,136)	$—	$—
Total	$3,136	$—	$3,136	$(3,136)	$—	$—

December 31, 2013
Swaps, at fair value	$13,000	$—	$13,000	$(13,000)	$—	$—
Total	$13,000	$—	$13,000	$(13,000)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
December 31, 2014
Swaps, at fair value (2)	$62,198	$—	$62,198	$—	$(62,198)	$—
Repurchase agreements (3)	8,267,388	—	8,267,388	(8,266,619)	(769)	—
Total	$8,329,586	$—	$8,329,586	$(8,266,619)	$(62,967)	$—

December 31, 2013
Swaps, at fair value (2)	$28,217	$—	$28,217	$—	$(28,217)	$—
Repurchase agreements (3)	8,339,297	—	8,339,297	(8,339,297)	—	—
Total	$8,367,514	$—	$8,367,514	$(8,339,297)	$(28,217)	$—

(1) Amounts disclosed in the Financial Instruments column of the table above represent collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions.  Amounts disclosed in the Cash Collateral Pledged column of the table above represent amounts pledged as collateral against derivative transactions and repurchase agreements, and exclude excess collateral of $4.3 million and $9.3 million at December 31, 2014 and 2013, respectively.
(2) The fair value of securities pledged against the Company’s Swaps was $57.2 million and $73.9 million at December 31, 2014 and 2013, respectively.
(3) The fair value of investments pledged against the Company’s repurchase agreements was $9.934 billion and $10.116 billion at December 31, 2014 and 2013, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

11.      Senior Notes

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

12.    Commitments and Contingencies

(a)  Lease Commitments

The Company pays monthly rent pursuant to two operating leases.  The lease term for the Company’s headquarters in New York, New York extends through May 31, 2020.  The lease provides for aggregate cash payments ranging over time from approximately $2.4 million to $2.5 million per year, paid on a monthly basis, exclusive of escalation charges.  In addition, as part of this lease agreement, the Company has provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, the Company has a lease through December 31, 2016 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, cash payments ranging over time from $29,000 to $30,000 per year, paid on a monthly basis.

The Company recognized lease expense of $2.4 million, $2.7 million and $2.3 million for the years ended December 31, 2014, 2013 and 2012, respectively, which is included in general and administrative expense within the consolidated statements of operations.  At December 31, 2014, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments
(In Thousands)
2015	$2,397
2016	2,552
2017	2,522
2018	2,522
2019	2,522
2020	1,051
Total	$13,566

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

(b)  Representations and Warranties in Connection with Resecuritization Transactions

In connection with the resecuritization transactions engaged in by the Company (See Note 17 for further discussion), the Company has the obligation under certain circumstances to repurchase assets from its VIEs upon breach of certain representations and warranties.

13.    Stockholders’ Equity

(a) Preferred Stock

Redemption of 8.50% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”)
On May 16, 2013 (the “Redemption Date”), the Company redeemed all 3,840,000 outstanding shares of its Series A Preferred Stock at an aggregate redemption price of approximately $97.0 million, or $25.27153 per share, including all accrued and unpaid dividends to the Redemption Date. The redemption value of the Series A Preferred Stock exceeded its carrying value by $3.9 million, which represents the original offering costs for the Series A Preferred Stock. This amount was included in the determination of net income available to common stock and participating securities for the year ended December 31, 2013.  In addition, the Company paid its required first quarter 2013 dividend of $0.53125 per share on its Series A Preferred Stock on April 1, 2013 and, as part of the redemption price on its Series A Preferred Stock (discussed above), the Company paid a dividend of $0.27153 per share, which reflected accrued and unpaid dividends for the period from April 1, 2013, through and including the Redemption Date.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2013 through December 31, 2014:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2014	November 21, 2014	December 5, 2014	December 31, 2014	$0.46875
	August 25, 2014	September 8, 2014	September 30, 2014	0.46875
	May 19, 2014	June 10, 2014	June 30, 2014	0.46875
	February 14, 2014	February 28, 2014	March 31, 2014	0.46875

2013	November 19, 2013	December 3, 2013	December 31, 2013	0.46875
	August 22, 2013	September 5, 2013	September 30, 2013	0.46875
	May 20, 2013	June 3, 2013	July 1, 2013	0.39583

(b)  Dividends on Common Stock
The following table presents cash dividends declared by the Company on its common stock from January 1, 2012 through December 31, 2014:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2014	December 9, 2014	December 26, 2014	January 30, 2015	$0.20	(1)
	September 17, 2014	September 29, 2014	October 31, 2014	0.20
	June 13, 2014	June 27, 2014	July 31, 2014	0.20
	March 10, 2014	March 28, 2014	April 30, 2014	0.20

2013	December 11, 2013	December 31, 2013	January 31, 2014	$0.20
	September 26, 2013	October 11, 2013	October 31, 2013	0.22
	August 1, 2013	August 12, 2013	August 30, 2013	0.28	(2)
	June 28, 2013	July 12, 2013	July 31, 2013	0.22
	March 28, 2013	April 12, 2013	April 30, 2013	0.22
	March 4, 2013	March 18, 2013	April 10, 2013	0.50	(3)

2012	December 12, 2012	December 28, 2012	January 31, 2013	$0.20
	September 28, 2012	October 12, 2012	October 31, 2012	0.21
	June 27, 2012	July 13, 2012	July 31, 2012	0.23
	March 23, 2012	April 4, 2012	April 30, 2012	0.24

(1)  At December 31, 2014, the Company had accrued dividends and DERs payable of $74.5 million related to the common stock dividend declared on December 9, 2014.
(2) Reflects the special cash dividend on common stock declared on August 1, 2013.
(3) Reflects the special cash dividend on common stock declared on March 4, 2013.

In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes.  However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For income tax purposes, for each of the years ended December 31, 2014, 2013 and 2012, all of the Company’s common stock dividends were characterized as ordinary income to stockholders.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On August 8, 2013, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At December 31, 2014, 7.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the years ended December 31, 2014, 2013 and 2012, the Company issued 4,526,855, 9,511,739 and 1,977,165 shares of common stock through the DRSPP, raising net proceeds of approximately $35.6 million, $77.6 million and $15.5 million, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2014, the Company issued 30,566,619 shares pursuant to the DRSPP, raising net proceeds of $257.1 million.

(d)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (“Repurchase Program”), to repurchase up to 4.0 million shares of its outstanding common stock under the Repurchase Program.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized for repurchase to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b-5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.  During the year ended December 31, 2014, the Company did not repurchase any shares of its common stock. During the years ended December 31, 2013, and 2012, the Company repurchased 2,143,354 and 1,240,291 shares of its common stock at a total cost of approximately $15.4 million and $9.7 million and an average cost of $7.20 and $7.83 per share, respectively. At December 31, 2014, 6,616,355 shares remained authorized for repurchase.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

(e)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014			2013			2012
(In Thousands)	Net Unrealized Gain/(Loss) on Available-for-Sale MBS and CRT securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on Available-for-Sale MBS	Net Unrealized Gain/(Loss) on Swaps	Total AOCI
Balance at beginning of period	$752,912	$(15,217)	$737,695	$824,808	$(62,831)	$761,977	$55,491	$(114,194)	$(58,703)
OCI before reclassifications	95,551	(44,292)	51,259	(52,063)	47,614	(4,449)	778,010	51,363	829,373
Amounts reclassified from AOCI (1)	(34,948)	447	(34,501)	(19,833)	—	(19,833)	(8,693)	—	(8,693)
Net OCI during period (2)	60,603	(43,845)	16,758	(71,896)	47,614	(24,282)	769,317	51,363	820,680
Balance at end of period	$813,515	$(59,062)	$754,453	$752,912	$(15,217)	$737,695	$824,808	$(62,831)	$761,977

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statement of comprehensive income/(loss).

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the years ended December 31, 2014, 2013, and 2012:

	For the Year Ended December 31,
	2014	2013	2012
Details about AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
Available-for-sale MBS:
Realized gain on sale of securities	$(34,948)	$(19,833)	$(7,493)	Gain on sales of MBS and U.S. Treasury securities, net
OTTI recognized in earnings	—	—	(1,200)	Net impairment losses recognized in earnings
Total Available-for-sale MBS	(34,948)	(19,833)	(8,693)
Swaps designated as cash flow hedges:
De-designated Swaps	447	—	—	Other, net
Total Swaps designated as cash flow hedges	447	—	—
Total reclassifications for period	$(34,501)	$(19,833)	$(8,693)

At December 31, 2014, and 2013 the Company had OTTI recognized in AOCI of $629,000, and $609,000, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

14.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2014	2013	2012
Numerator:
Net income	$313,504	$302,709	$306,839
Dividends declared on preferred stock	(15,000)	(13,750)	(8,160)
Dividends, DERs and undistributed earnings allocated to participating securities	(1,106)	(1,080)	(1,517)
Issuance costs of redeemed preferred stock (1)	—	(3,947)	—
Net income allocable to common stockholders - basic and diluted	$297,398	$283,932	$297,162

Denominator:
Weighted average common shares for basic and diluted earnings per share (2)	369,048	362,399	356,762
Basic and diluted earnings per share	$0.81	$0.78	$0.83

(1) Issuance costs of redeemed preferred stock represent the original offering costs related to the Series A Preferred Stock, which was redeemed on May 16, 2013. (See Note 13)
(2) At December 31, 2014, the Company had an aggregate of 1.5 million equity instruments outstanding that were not included in the calculation of diluted EPS for the year ended December 31, 2014, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of approximately 244,000 shares of restricted common stock with a weighted average grant date fair value of $7.48 and approximately 1.2 million RSUs with a weighted average grant date fair value of $6.83.  These equity instruments may have a dilutive impact on future EPS.

15.  Equity Compensation, Employment Agreements and Other Benefit Plans

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

Subject to certain exceptions, stock-based awards relating to a maximum of 13.5 million shares of common stock may be granted under the 2010 Plan; forfeitures and/or awards that expire unexercised do not count towards such limit.  At December 31, 2014, approximately 9.0 million shares of common stock remained available for grant in connection with stock-based awards under the 2010 Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the 2010 Plan until May 20, 2020.

DERs

A DER is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  DERs may be granted separately or together with other awards and are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine at its discretion.  Payments made on the Company’s existing DERs are charged to stockholders’ equity when the common stock dividends are declared to the extent that such DERs are expected to vest.  The Company made DER payments of approximately $748,000, $2.1 million and $1.5 million during the years ended December 31, 2014, 2013 and 2012, respectively.  DER payments for the year ended December 31, 2013, reflect special cash dividends paid of $0.78 per share, or approximately $996,000. At December 31, 2014, the Company had 1,218,474 DERs outstanding, all of which were awarded in connection with, or attached

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

to, RSUs. A 0% forfeiture rate was assumed with respect to DERs outstanding at December 31, 2014.  At December 31, 2014, all outstanding DERs were entitled to receive non-forfeitable distributions and are scheduled to elapse over a weighted average period of 1.6 years.

The following table presents information about the Company’s DERs at and for each of the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014		2013		2012
	Number of DERs	Weighted Average Grant Date Fair Value (1)	Number of DERs	Weighted Average Grant Date Fair Value (1)	Number of DERs	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of year:	851,328	$5.95	1,280,898	$7.08	1,655,848	$7.35
Granted	630,815	6.64	40,324	9.14	21,938	8.17
Cancelled, forfeited or expired	(263,669)	3.80	(469,894)	9.32	(396,888)	8.24
Outstanding at end of year	1,218,474	$3.33	851,328	$5.95	1,280,898	$7.08

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

As of December 31, 2014, the Company had no Options outstanding.  The following table presents information about the Company’s Options at and for each of the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014		2013		2012
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year:	5,000	$8.40	427,000	$10.14	482,000	$10.12
Granted	—	—	—	—	—	—
Cancelled, forfeited or expired	(5,000)	8.40	(402,000)	10.25	(50,000)	10.25
Exercised (1)	—	—	(20,000)	8.40	(5,000)	6.99
Outstanding at end of year	—	$—	5,000	$8.40	427,000	$10.14
Options exercisable at end of year	—	$—	5,000	$8.40	427,000	$10.14

(1) The intrinsic value of Options exercised was approximately $19,000 and $6,000 for the years ended December 31, 2013 and 2012, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

Restricted Stock

At December 31, 2014 and December 31, 2013, the Company had unrecognized compensation expense of $1.8 million and $3.3 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of approximately $354,000 and $413,000 on unvested shares of restricted stock at December 31, 2014 and December 31, 2013, respectively.  The total fair value of restricted shares vested during the years ended December 31, 2014, 2013 and 2012 was approximately $5.7 million, $2.1 million and $5.1 million, respectively.  The unrecognized compensation expense at December 31, 2014 is expected to be recognized over a weighted average period of 2.1 years.

The following table presents information with respect to the Company’s restricted stock for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014		2013		2012
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of year:	443,967	$7.50	483,442	$7.74	752,155	$7.33
Granted	491,797	8.29	231,531	7.33	418,184	7.99
Vested (2)	(690,397)	8.07	(270,456)	7.77	(685,864)	7.45
Cancelled/forfeited	(1,419)	7.58	(550)	7.72	(1,033)	6.91
Outstanding at end of year	243,948	$7.48	443,967	$7.50	483,442	$7.74

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.
(2) All restrictions associated with restricted stock are removed on vesting.

Restricted Stock Units and Associated DERs

Under the terms of the 2010 Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the 2010 Plan permits the Company to issue RSUs settleable in cash, all of the Company’s outstanding RSUs as of December 31, 2014 are designated to be settled in shares of the Company’s common stock.  All RSUs outstanding at December 31, 2013 had DERs attached or issued as separate associated instruments in connection with RSUs.  At December 31, 2014 and December 31, 2013, the Company had unrecognized compensation expense of $2.8 million and $1.6 million, respectively, related to RSUs and DERs.   The unrecognized compensation expense at December 31, 2014 is expected to be recognized over a weighted average period of 1.9 years.  A 0% forfeiture rate was assumed with respect to unvested RSUs at December 31, 2014.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following table presents information with respect to the Company’s RSUs during the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31, 2014
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	490,099	$7.75	287,719	$4.32	777,818	$6.48
Granted (1)	357,015	7.22	273,800	5.87	630,815	6.64
Settled	(72,873)	7.28	(14,465)	4.71	(87,338)	6.86
Cancelled/forfeited	(5,067)	7.36	(97,754)	2.67	(102,821)	2.90
Outstanding at end of year	769,174	$7.55	449,300	$5.61	1,218,474	$6.84
RSUs vested but not settled at end of year	467,638	$7.81	175,500	$5.21	643,138	$7.10
RSUs unvested at end of year	301,536	$7.15	273,800	$5.87	575,336	$6.54

	For the Year Ended December 31, 2013
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	448,141	$7.61	279,507	$4.55	727,648	$6.43
Granted (2)	64,483	8.23	48,341	2.59	112,824	5.82
Settled	(21,025)	6.20	(32,066)	2.80	(53,091)	4.15
Cancelled/forfeited	(1,500)	7.77	(8,063)	7.89	(9,563)	7.88
Outstanding at end of year	490,099	$7.75	287,719	$4.32	777,818	$6.48
RSUs vested but not settled at end of year	84,199	$8.50	14,625	$4.69	98,824	$7.93
RSUs unvested at end of year	405,900	$7.60	273,094	$4.30	678,994	$6.27

	For the Year Ended December 31, 2012
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	722,132	$8.04	256,716	$4.78	978,848	$7.18
Granted (3)	38,784	7.01	55,654	3.26	94,438	4.80
Settled	(297,775)	8.57	—	—	(297,775)	8.57
Cancelled/forfeited	(15,000)	7.77	(32,863)	4.17	(47,863)	5.30
Outstanding at end of year	448,141	$7.61	279,507	$4.55	727,648	$6.43
RSUs vested but not settled at end of year	29,250	$7.77	14,625	$4.69	43,875	$6.74
RSUs unvested at end of year	418,891	$7.60	264,882	$4.54	683,773	$6.41

(1)   The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs.  In determining the fair value for 547,600 of these awards granted in 2014, the Company applied:  (i) a weighted average volatility estimate of approximately 22%, which was determined considering historic volatility in the price of Company’s common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

average risk-free rate of 0.73% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 8%.  The weighted average grant date for the remaining 83,215 awards with a service condition only was estimated based on the closing price of the Company's common stock at the grant date ranging from $7.19 to $8.16. There are no post vesting conditions on these awards.
(2)   The determination of the weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs.  In determining the fair value for awards granted in 2013, the Company applied:  (i) a weighted average volatility estimate of approximately 23%, which was determined considering historic volatility in the price of Company’s common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 0.65% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 13%.  There are no post vesting conditions on these awards.
(3)   The determination of the weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs.  In determining the fair value for awards granted in 2012, the Company applied:  (i) a weighted average volatility estimate of approximately 23%, which was determined considering historic volatility in the price of Company’s common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 0.41% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 12%.  There are no post vesting conditions on these awards.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Restricted shares of common stock	$5,553	$2,150	$5,102
RSUs (1)	2,886	1,813	1,149
DERs	146	195	237
Total	$8,585	$4,158	$6,488

(1) RSU expense for the year ended December 31, 2014 includes approximately $500,000 for a one-time grant to the Company’s chief executive officer.

(b)  Employment Agreements

At December 31, 2014, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
(In Thousands)	2014	2013	2012
Non-employee directors	$69	$17	$69
Total	$69	$17	$69

The Company distributed cash of $119,000, $12,000 and $21,000 to the participants of the Deferred Plans during the years ended December 31, 2014, 2013 and 2012, respectively.  The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2014 and 2013 that had not been distributed and the Company’s associated liability for such deferrals at December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$324	$446	$270	$382
Total	$324	$446	$270	$382

(1)  Represents the cumulative amounts that were deferred by participants through December 31, 2014 and 2013, which had not been distributed through such date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”), in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2014, 2013 and 2012, the Company recognized expenses for matching contributions of $260,000, $250,000 and $244,000, respectively.

16.  Fair Value of Financial Instruments

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
DECEMBER 31, 2014

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

MBS and CRT securities

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

In determining the fair value of its Non-Agency MBS and CRT securities, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants.  In valuing Non-Agency MBS, the Company understands that pricing services use observable inputs that include, in addition to trading activity observed in the marketplace, loan delinquency data, credit enhancement levels and vintage, which are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches of Legacy Non-Agency MBS that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists throughout the day from various sources, when available.

The Company’s MBS and CRT securities are valued using various market data points as described above, which management considers directly or indirectly observable parameters.  Accordingly, the Company’s MBS and CRT securities are classified as Level 2 in the fair value hierarchy.

Residential Whole Loans, at Fair Value

The Company determines the fair value of its residential whole loans held at fair value after considering portfolio valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans trading activity observed in the market place. The Company’s residential whole loans held at fair value are classified as Level 3 in the fair value hierarchy.

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
DECEMBER 31, 2014

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

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2014, on the consolidated balance sheet by the valuation hierarchy, as previously described:

Fair Value at December 31, 2014

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$5,904,207	$—	$5,904,207
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	4,755,432	—	4,755,432
CRT securities	—	102,983	—	102,983
Securities obtained and pledged as collateral	512,105	—	—	512,105
Residential whole loans, at fair value	—	—	143,472	143,472
Linked Transactions	—	398,336	—	398,336
Swaps	—	3,136	—	3,136
Total assets carried at fair value	$512,105	$11,164,094	$143,472	$11,819,671
Liabilities:
Swaps	$—	$62,198	$—	$62,198
Obligation to return securities obtained as collateral	512,105	—	—	512,105
Total liabilities carried at fair value	$512,105	$62,198	$—	$574,303

The following table presents additional information for the year ended December 31, 2014 about the Company’s residential whole loans which are classified as Level 3 and measured at fair value on a recurring basis. The Company did not own any residential whole loans during the year ended December 31, 2013.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

For the Year Ended December 31, 2014
(In Thousands)	Residential Whole Loans, at Fair Value
Balance at beginning of period	$—
Purchases and capitalized advances	147,471
Changes in fair value recorded in Gain on residential whole loans held at fair value	(388)
Collection of principal	(1,038)
Transfer to REO	(2,573)
Balance at end of period	$143,472

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The Company did not transfer any assets or liabilities from one level to another during the years ended December 31, 2014 and 2013.

The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of December 31, 2014:

Fair Value Methodology for Level 3 Financial Instruments

	December 31, 2014
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Residential whole loans, at fair value	$36,101	Discounted cash flow	Discount rate	6.00-8.00%	7.52%
			Prepayment rate	0.25-8.20%	4.79%
			Default rate	0.00-20.30%	7.01%
			Loss severity	10.00-61.69%	18.88%

	$107,371	Liquidation model	Discount rate	7.00-7.00%	7.00%
			Annual change in home prices	(4.73)-3.56%	0.26%
			Liquidation timeline (in years)	0.83-4.42	1.94
			Current value of underlying properties	$29-$4,000	$397
Total	$143,472

The following table presents at December 31, 2014 the difference between the fair value and the aggregate unpaid principal balance of the Company’s residential whole loans for which the fair value option was elected. The Company did not own any residential whole loans during the year ended December 31, 2013.

	December 31, 2014
(In Thousands)	Fair Value	Unpaid Principal Balance	Difference
Residential whole loans, at fair value
Total loans	$143,472	$182,613	$(39,141)
Loans 90 days or more past due	$128,591	$165,358	$(36,767)

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at fair value, at December 31, 2014 and December 31, 2013:

	December 31, 2014		December 31, 2013
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Agency MBS	$5,904,207	$5,904,207	$6,519,221	$6,519,221
Non-Agency MBS, including MBS transferred to consolidated VIEs	4,755,432	4,755,432	4,852,137	4,852,137
CRT securities	102,983	102,983	—	—
Securities obtained and pledged as collateral	512,105	512,105	383,743	383,743
Residential whole loans	207,923	217,386	—	—
Residential whole loans, at fair value	143,472	143,472	—	—
Cash and cash equivalents	182,437	182,437	565,370	565,370
Restricted cash	67,255	67,255	37,520	37,520
Linked Transactions	398,336	398,336	28,181	28,181
Swaps	3,136	3,136	13,000	13,000

Financial Liabilities:
Repurchase agreements	8,267,388	8,266,699	8,339,297	8,339,071
Securitized debt	110,574	110,791	366,205	366,767
Obligation to return securities obtained as collateral	512,105	512,105	383,743	383,743
Senior Notes	100,000	104,720	100,000	98,000
Swaps	62,198	62,198	28,217	28,217

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

Residential Whole Loans at Carrying Value:  The Company determines the fair value of its residential whole loans after considering portfolio valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans and trading activity observed in the market place. The Company’s residential whole loans held are classified as Level 3 in the fair value hierarchy.

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At December 31, 2014 and 2013, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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
DECEMBER 31, 2014

Senior Notes:  The fair value of the Senior Notes is determined using the end of day market price quoted on the NYSE at the reporting date.  The Company’s Senior Notes are classified as Level 1 in the fair value hierarchy.

17.  Use of Special Purpose Entities and Variable Interest Entities

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

Resecuritization transactions

The Company has entered into several resecuritization transactions that resulted in the Company consolidating as VIEs the SPEs that were created to facilitate the transactions and to which the underlying assets in connection with the resecuritizations were transferred. See Note 2(r) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with resecuritization transactions.

The following table summarizes the key details of the resecuritization transactions the Company is involved in as of December 31, 2014:

(Dollars in Thousands)	February 2012	February 2011	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	CSMC Series 2011-1R	DMSI 2010-RS2
Principal value of Non-Agency MBS sold	$433,347	$1,319,969	$985,228
Face amount of Senior Bonds issued by the VIE and purchased by 3rd party investors (1)	$186,691	$488,389	$373,577
Outstanding amount of Senior Bonds at December 31, 2014 (2)	$57,288	$—	$53,286
Pass-through rate for Senior Bonds issued	2.85%	One-month LIBOR plus 100 basis points	Weighted Average Coupon Rate
Face amount of Senior Support Certificates received by the Company (3)	$219,832	$772,376	$481,358
Cash received	$186,691	$488,389	$375,621
Notional amount acquired of non-rated, interest only senior certificates (1)(2)	$186,691	$—	$—
Unamortized deferred costs	$493	$—	$9

(1) Amount disclosed reflects principal balance on the DMSI 2010-RS A1, A2, and A3 bonds. The DMSI 2010-RS2 A2 and A3 bonds were sold to third party investors during 2013. The principal balance for the DMSI 2010-RS2 A1 Bond and associated interest only Senior certificate was paid off during 2013.
(2)  The principal balance for the CSMC 2011-1R A1 Bond and associated interest only Senior certificate was paid off during 2014.
(3)  Provides credit support for the sequential Senior Non-Agency MBS sold to third-party investors in resecuritization transactions (“Senior Bonds”).

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

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

As of December 31, 2014 and 2013, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $1.397 billion and $2.282 billion, respectively.  These assets are included in the Company’s consolidated balance sheets and disclosed as “Non-Agency MBS transferred to consolidated VIEs.”  As of December 31, 2014 and 2013, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $110.6 million and $366.2 million, respectively.  These Senior Bonds are included in the Company’s consolidated balance sheets and disclosed as “Securitized debt.”  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

During 2014 and subsequent to the outstanding balance of Senior Bonds issued by the CSMC Series 2011-7R Trust (the “Trust”) being repaid, this resecuritization financing structure was terminated. The termination was effected through an exchange of the remaining beneficial interests previously issued by the Trust and held by the Company for the underlying securities that were previously transferred to and held by the Trust at the date of termination. Following the exchange, the beneficial interests were cancelled by the trustee and the Trust was terminated. The exchange and termination of this financing structure did not result in any gain or loss to the Company. As a result of the termination, the underlying securities originally transferred as part of this resecuritization are reported as Non-Agency MBS in the Company’s consolidated balance sheets at December 31, 2014 and interest income from the underlying securities from the date of termination through December 31, 2014 is reported as Interest income from Non-Agency MBS in the Company’s consolidated statements of operations.

Prior to the completion of the Company’s first resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.

Residential Whole Loans

Included on the Company’s consolidated balance sheets as of December 31, 2014 is total of $351.4 million of residential whole loans, of which approximately $207.9 million are reported at carrying value and $143.5 million are reported at fair value. The inclusion of these assets arises from the Company’s 100% equity interest in certificates issued by certain trusts established to acquire the loans. Based on its evaluation of its 100% interest in these trusts and other factors, the Company has determined that the trusts are required to be consolidated for financial reporting purposes. During 2014, approximately $4.1 million of interest income was recognized from residential whole loans reported at carrying value which is included in Interest income on the Company’s consolidated statements of operations. In addition, the Company recognized a gain of $447,000 on residential whole loans held at fair value during 2014, which is included in Other income, net on the Company's consolidated statements of operations. (See Note 4)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014

18.  Summary of Quarterly Results of Operations (Unaudited)

	2014 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest income	$121,174	$119,294	$112,157	$111,192
Interest expense	(40,921)	(40,569)	(39,358)	(38,960)
Net interest income	80,253	78,725	72,799	72,232
Gain on sales of MBS and U.S. Treasury securities, net	3,571	7,852	13,880	12,194
Unrealized net gains and net interest income from Linked Transactions	3,251	3,776	2,559	7,506
Other (loss)/income	(416)	56	54	502
Operating and other expense	(10,471)	(11,683)	(10,410)	(12,726)
Net income	76,188	78,726	78,882	79,708
Preferred stock dividends	(3,750)	(3,750)	(3,750)	(3,750)
Net income available to common stock and participating securities	$72,438	$74,976	$75,132	$75,958
Earnings per Common Share - Basic and Diluted	$0.20	$0.20	$0.20	$0.20

	2013 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest income	$122,738	$120,671	$118,482	$121,049
Interest expense	(40,158)	(38,478)	(41,950)	(43,427)
Net interest income	82,580	82,193	76,532	77,622
Gain on sales of MBS and U.S. Treasury securities, net	1,633	4,365	13,680	6,147
(Losses)/gains on TBA short positions	—	—	(8,724)	1,207
Unrealized net gains/(losses) and net interest income from Linked Transactions	1,536	(295)	544	1,440
Other income	55	55	55	54
Operating and other expense	(8,453)	(10,845)	(10,759)	(7,913)
Net income	77,351	75,473	71,328	78,557
Preferred stock dividends	(2,040)	(4,210)	(3,750)	(3,750)
Issuance costs of redeemed preferred stock	—	(3,947)	—	—
Net income available to common stock and participating securities	$75,311	$67,316	$67,578	$74,807
Earnings per Common Share - Basic and Diluted	$0.21	$0.19	$0.19	$0.20

Schedule IV - Mortgage Loans on Real Estate

December 31, 2014

Asset Type	Number	Interest Rate	Maturity Date Range	Balance Sheet Reported Amount	Principal Amount of Loans Subject to Delinquent Principal or Interest
(Dollars in Thousands)
Residential whole loans at carrying value	1,417	0.00%-13.08%	8/1/2014-12/1/2057	$207,923	$82,107
Residential whole loans at fair value	885	2.00%-13.50%	2/1/2004-11/1/2054	143,472	170,802
				$351,395	$252,909

The following table summarizes the changes in the carrying amounts of residential whole loans during 2014.

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

	For the Year Ended December 31, 2014
(In Thousands)	Residential whole loans at carrying value	Residential whole loans at fair value
Beginning Balance	$—	$—
Additions during period:
Purchases and capitalized advances	212,561	147,471
Accretion of purchase discount	3,996	N/A
Deductions during period:
Collection of principal	(4,978)	(1,038)
Collection of interest	(3,519)	—
Changes in fair value recorded in Gain on loans recorded at fair value	N/A	(388)
Provision for loan loss	(137)	N/A
Transfer to REO	—	(2,573)
Ending Balance	$207,923	$143,472

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

In connection with the preparation of this Annual Report on Form 10-K, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2014, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2014. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 1992 (the “COSO Framework”). As a result of this assessment, management concluded that, as of December 31, 2014, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s independent registered public accounting firm, KPMG LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 140 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2014 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MFA Financial, Inc.:

We have audited MFA Financial, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MFA Financial, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 12, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 12, 2015

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We expect to file with the SEC, in April 2015 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about May 21, 2015.  The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)         Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements.  The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 83 through 136 of this Annual Report on Form 10-K and are incorporated herein by reference.

(b)         Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

(c)   Financial Statement Schedules required by Regulation S-X

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2014.

All other financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MFA Financial, Inc.

Date: February 12, 2015	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 12, 2015	By	/s/	William S. Gorin
William S. Gorin
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 12, 2015	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

Date: February 12, 2015	By	/s/	Kathleen A. Hanrahan
Kathleen A. Hanrahan
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 12, 2015	By	/s/	George H. Krauss
George H. Krauss
Chairman and Director

Date: February 12, 2015	By	/s/	Stephen R. Blank
Stephen R. Blank
Director

Date: February 12, 2015	By	/s/	James A. Brodsky
James A. Brodsky
Director

Date: February 12, 2015	By	/s/	Richard J. Byrne
Richard J. Byrne
Director

Date: February 12, 2015	By	/s/	Laurie Goodman
Laurie Goodman
Director

Date: February 12, 2015	By	/s/	Alan L. Gosule
Alan L. Gosule
Director

Date: February 12, 2015	By	/s/	Robin Josephs
Robin Josephs
Director

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K.  The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith.  All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference.  Exhibits numbered 10.1 through 10.21 are management contracts or compensatory plans or arrangements.

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

10.3*    Employment Agreement, entered into as of March 1, 2010, by and between the Company and Gudmundur Kristjansson.

10.4*    Amendment No. 1, dated February 9, 2015, to Employment Agreement, entered into as of March 1, 2010, by and between the Company and Gudmundur Kristjansson.

10.5*    Employment Agreement, entered into as of March 1, 2010, by and between the Company and Sunil Yadav.

10.6*    Amendment No. 1, dated February 9, 2015, to Employment Agreement, entered into as of March 1, 2010, by and between the Company and Sunil Yadav.

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

10.13    Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.14    Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.15    Form of Phantom Share Award Agreement (Time-Based Vesting) (Gorin and Knutson) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.16    Form of Phantom Share Award Agreement (Performance-Based Vesting) (Gorin and Knutson) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.17    Form of Phantom Share Award Agreement (Vested Award) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.18    Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.19    Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.20    Form of Dividend Equivalent Rights Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.21     Summary Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-13991)).

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