Form 10-Q
period 2015-06-30
MFA FINANCIAL, INC.
filed 2015-08-04
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

370,406,361 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 30, 2015.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)	June 30, 2015	December 31, 2014
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”) and credit risk transfer (“CRT”) securities:
Agency MBS, at fair value ($4,968,333 and $5,519,813 pledged as collateral, respectively)	$5,331,211	$5,904,207
Non-Agency MBS, at fair value ($5,144,186 and $2,377,343 pledged as collateral, respectively)	6,222,676	3,358,426
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”), at fair value (1)	659,477	1,397,006
CRT securities, at fair value ($116,690 and $94,610 pledged as collateral, respectively)	128,910	102,983
Securities obtained and pledged as collateral, at fair value	498,336	512,105
Residential whole loans, at carrying value ($66,279 and $67,536 pledged as collateral, respectively)	245,402	207,923
Residential whole loans, at fair value ($131,065 and $143,072 pledged as collateral, respectively)	183,861	143,472
Cash and cash equivalents	218,492	182,437
Restricted cash	68,057	67,255
Interest receivable	31,263	32,581
Derivative instruments:
MBS linked transactions, net (“Linked Transactions”), at fair value	—	398,336
Interest rate swap agreements (“Swaps”), at fair value	849	3,136
Goodwill	7,189	7,189
Prepaid and other assets	59,160	37,688
Total Assets	$13,654,883	$12,354,744

Liabilities:
Repurchase agreements	$9,635,036	$8,267,388
Securitized debt (2)	62,320	110,574
Obligation to return securities obtained as collateral, at fair value	498,336	512,105
8% Senior Notes due 2042 (“Senior Notes”)	100,000	100,000
Accrued interest payable	13,759	13,095
Swaps, at fair value	65,420	62,198
Dividends and dividend equivalents payable	74,584	74,529
Accrued expenses and other liabilities	59,759	11,583
Total Liabilities	$10,509,214	$9,151,472

Commitments and contingencies (See Note 12)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 370,196 and 370,084 shares issued and outstanding, respectively	3,702	3,701
Additional paid-in capital, in excess of par	3,016,362	3,013,634
Accumulated deficit	(569,055)	(568,596)
Accumulated other comprehensive income	694,580	754,453
Total Stockholders’ Equity	$3,145,669	$3,203,272
Total Liabilities and Stockholders’ Equity	$13,654,883	$12,354,744

(1)	Non-Agency MBS transferred to consolidated VIEs represent assets of the consolidated VIEs that can be used only to settle the obligations of each respective VIE.

(2)
Securitized debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that eliminate on consolidation.  The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company.  (See Notes 12 and 17 for further discussion.)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2015	2014	2015	2014
Interest Income:
Agency MBS	$25,739	$37,609	$57,412	$76,938
Non-Agency MBS	80,916	43,473	162,164	86,628
Non-Agency MBS transferred to consolidated VIEs	11,595	37,543	23,638	76,207
CRT securities	1,524	—	2,884	—
Residential whole loans held at carrying value	4,193	—	7,784	—
Cash and cash equivalent investments	29	17	56	43
Interest Income	$123,996	$118,642	$253,938	$239,816

Interest Expense:
Repurchase agreements	$40,223	$36,690	$81,405	$73,419
Securitized debt	618	1,871	1,368	4,056
Senior Notes	2,008	2,008	4,016	4,015
Interest Expense	$42,849	$40,569	$86,789	$81,490

Net Interest Income	$81,147	$78,073	$167,149	$158,326

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$(130)	$—	$(525)	$—
Portion of loss reclassed from other comprehensive income	(168)	—	(180)	—
Net Impairment Losses Recognized in Earnings	$(298)	$—	$(705)	$—

Other Income, net:
Unrealized net gains and net interest income from Linked Transactions	$—	$3,776	$—	$7,027
Net gain on residential whole loans held at fair value	3,163	—	5,197	—
Gain on sales of MBS	7,617	7,852	14,052	11,423
Other, net	(617)	708	(306)	292
Other Income, net	$10,163	$12,336	$18,943	$18,742

Operating and Other Expense:
Compensation and benefits	$6,531	$5,901	$13,277	$12,408
Other general and administrative expense	4,678	4,081	8,135	7,630
Excise tax and interest	—	1,175	—	1,175
Loan servicing and other related operating expenses	1,732	526	3,731	941
Operating and Other Expense	$12,941	$11,683	$25,143	$22,154

Net Income	$78,071	$78,726	$160,244	$154,914
Less Preferred Stock Dividends	3,750	3,750	7,500	7,500
Net Income Available to Common Stock and Participating Securities	$74,321	$74,976	$152,744	$147,414

Earnings per Common Share - Basic and Diluted	$0.20	$0.20	$0.41	$0.40

Dividends Declared per Share of Common Stock	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Net income	$78,071	$78,726	$160,244	$154,914
Other Comprehensive (Loss)/Income:
Unrealized (loss)/gain on Agency MBS, net	(25,250)	43,094	(12,365)	60,937
Unrealized (loss)/gain on Non-Agency MBS, net	(57,695)	50,136	(31,402)	101,554
Reclassification adjustment for MBS sales included in net income	(7,863)	(6,748)	(14,429)	(9,699)
Reclassification adjustment for other-than-temporary impairments included in net income	(298)	—	(705)	—
Unrealized gain/(loss) on derivative hedging instruments, net	26,858	(27,634)	(5,509)	(39,901)
Reclassification of unrealized loss on de-designated derivative hedging instruments	—	—	—	447
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	4,537	—
Other Comprehensive (Loss)/Income	(64,248)	58,848	(59,873)	113,338
Comprehensive income before preferred stock dividends	$13,823	$137,574	$100,371	$268,252
Dividends declared on preferred stock	(3,750)	(3,750)	(7,500)	(7,500)
Comprehensive Income Available to Common Stock and Participating Securities	$10,073	$133,824	$92,871	$260,752

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2015
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	8,000	$80	370,084	$3,701	$3,013,634	$(568,596)	$754,453	$3,203,272
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	—	—	—	(4,537)	4,537	—
Net income	—	—	—	—	—	160,244	—	160,244
Issuance of common stock, net of expenses (1)	—	—	134	1	622	—	—	623
Repurchase of shares of common stock (1)	—	—	(22)	—	(238)	—	—	(238)
Equity based compensation expense	—	—	—	—	2,569	—	—	2,569
Accrued dividends attributable to stock-based awards	—	—	—	—	(225)	—	—	(225)
Dividends declared on common stock	—	—	—	—	—	(148,153)	—	(148,153)
Dividends declared on preferred stock	—	—	—	—	—	(7,500)	—	(7,500)
Dividends attributable to dividend equivalents	—	—	—	—	—	(513)	—	(513)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	(58,901)	(58,901)
Change in unrealized losses on derivative hedging instruments, net	—	—	—	—	—	—	(5,509)	(5,509)
Balance at June 30, 2015	8,000	$80	370,196	$3,702	$3,016,362	$(569,055)	$694,580	$3,145,669

	Six Months Ended June 30, 2014
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	8,000	$80	365,125	$3,651	$2,972,369	$(571,544)	$737,695	$3,142,251
Net income	—	—	—	—	—	154,914	—	154,914
Issuance of common stock, net of expenses (1)	—	—	2,414	24	16,822	—	—	16,846
Repurchase of shares of common stock (1)	—	—	(64)	—	(241)	—	—	(241)
Equity based compensation expense	—	—	—	—	3,086	—	—	3,086
Accrued dividends attributable to stock-based awards	—	—	—	—	(109)	—	—	(109)
Dividends declared on common stock	—	—	—	—	—	(146,907)	—	(146,907)
Dividends declared on preferred stock	—	—	—	—	—	(7,500)	—	(7,500)
Dividends attributable to dividend equivalents	—	—	—	—	—	(384)	—	(384)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	152,792	152,792
Change in unrealized losses on derivative hedging instruments, net	—	—	—	—	—	—	(39,454)	(39,454)
Balance at June 30, 2014	8,000	$80	367,475	$3,675	$2,991,927	$(571,421)	$851,033	$3,275,294

(1)  For the six months ended June 30, 2015 and 2014, includes approximately $169,000 (22,148 shares) and $480,000 (64,012 shares), respectively, surrendered for tax purposes related to equity-based compensation awards.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$160,244	$154,914
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS	(14,052)	(11,423)
Other-than-temporary impairment charges	705	—
Accretion of purchase discounts on MBS and CRT securities and residential whole loans	(49,805)	(48,433)
Amortization of purchase premiums on MBS	21,108	17,678
Depreciation and amortization on real estate, fixed assets and other assets	332	657
Equity-based compensation expense	2,569	3,086
Unrealized gain on residential whole loans at fair value	(1,510)	—
Unrealized gains on derivative instruments	—	(4,094)
Decrease in interest receivable	1,258	1,144
Increase in prepaid and other assets	(20,962)	(15,935)
Decrease in accrued expenses and other liabilities, and excise tax and interest	(699)	(1,185)
Increase in accrued interest payable on financial instruments	23,577	18,553
Net cash provided by operating activities	$122,765	$114,962

Cash Flows From Investing Activities:
Principal payments on MBS and CRT securities	$1,474,569	$935,415
Proceeds from sale of MBS	27,177	42,029
Purchases of MBS and CRT securities	(1,180,522)	(955,975)
Purchases of residential whole loans	(43,661)	—
Principal payments on residential whole loans	16,427	—
Additions to leasehold improvements, furniture and fixtures	(257)	(221)
Net cash provided by investing activities	$293,733	$21,248

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(52,143,570)	$(41,172,586)
Proceeds from borrowings under repurchase agreements	51,991,623	41,217,390
Principal payments on securitized debt	(48,107)	(151,296)
Cash disbursements on financial instruments underlying Linked Transactions	—	(1,139,692)
Cash received from financial instruments underlying Linked Transactions	—	1,065,107
Payments made for margin calls on repurchase agreements and Swaps	(148,700)	(87,700)
Proceeds from reverse margin calls on repurchase agreements and Swaps	123,800	48,400
Proceeds from issuances of common stock	623	16,846
Dividends paid on preferred stock	(7,500)	(7,500)
Dividends paid on common stock and dividend equivalents	(148,612)	(146,830)
Net cash used in financing activities	$(380,443)	$(357,861)
Net increase/(decrease) in cash and cash equivalents	$36,055	$(221,651)
Cash and cash equivalents at beginning of period	$182,437	$565,370
Cash and cash equivalents at end of period	$218,492	$343,719

Non-cash Investing and Financing Activities:
MBS and CRT securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$1,917,813	$—
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$1,519,593	$—
Net increase in securities obtained as collateral/obligation to return securities obtained as collateral	$22,930	$50,375
Transfer from residential whole loans to real estate owned	$7,002	$—
Dividends and dividend equivalents declared and unpaid	$74,584	$74,104

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

1.   Organization

MFA Financial, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders.  The Company has elected to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. (See Notes 2(o) and 13)

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2015 and results of operations for all periods presented have been made.  The results of operations for the six months ended June 30, 2015 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on MBS and CRT securities (See Note 3), valuation of MBS and CRT securities (See Notes 3 and 16), income recognition and valuation of residential whole loans (See Notes 4 and 16), derivative instruments (See Notes 6 and 16) and income recognition on certain Non-Agency MBS purchased at a discount (See Note 3).  In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (See Note 2(o)).  Actual results could differ from those estimates.

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

(b)  MBS (including Non-Agency MBS transferred to consolidated VIEs) and CRT Securities

The Company has investments in residential MBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae (collectively, “Agency MBS”), and residential MBS that are not guaranteed by any U.S. Government agency or any federally chartered corporation (“Non-Agency MBS”). In addition, the Company has investments in CRT securities that are issued by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by Fannie Mae and Freddie Mac and the principal payments received are based on the performance of loans in a reference pool of recently securitized MBS. As the loans in the underlying reference pool are paid, the principal balance of the CRT securities is paid. As an investor in a CRT security, the Company may incur a loss if certain defined credit events occur, including if the loans in the reference pool experience delinquencies exceeding specified thresholds.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Designation

The Company generally intends to hold its MBS until maturity; however, from time to time, it may sell any of its securities as part of the overall management of its business.  As a result, all of the Company’s MBS are designated as “available-for-sale” (“AFS”) and, accordingly, are carried at their fair value with unrealized gains and losses excluded from earnings (except when an OTTI is recognized, as discussed below) and reported in Accumulated other comprehensive income/(loss) (“AOCI”), a component of Stockholders’ Equity.

Upon the sale of an AFS security, any unrealized gain or loss is reclassified out of AOCI to earnings as a realized gain or loss using the specific identification method.

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

Determination of Fair Value for MBS and CRT Securities

In determining the fair value of the Company’s MBS and CRT securities, management considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity.  (See Note 16)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Impairments/OTTI

When the fair value of an AFS security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through AOCI on the consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS that are assessed to be of less than high credit quality and on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios (“LTVs”), geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes.  Impairment assessment for Non-Agency MBS and CRT Securities that were purchased at prices close to par and/or are otherwise considered to be of high credit quality involves comparing the present value of the remaining cash flows expected to be collected against the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the instrument’s IRR.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

(d)  Residential Whole Loans

Residential whole loans included in the Company’s consolidated balance sheets are comprised of pools of fixed and adjustable rate residential mortgage loans acquired through interests in consolidated trusts in secondary market transactions at discounted purchase prices. The accounting model utilized by the Company is determined at the time each loan package is initially acquired and is generally based on the delinquency status of the majority of the underlying borrowers in the package at acquisition. The accounting model described below under “Residential Whole Loans at Carrying Value” is typically utilized by the Company for loans where the underlying borrower has a delinquency status of less than 60 days at the acquisition date. The accounting model described below under “Residential Whole Loans at Fair Value” is typically utilized by the Company for loans where the underlying borrower has a delinquency status of 60 days or more at the acquisition date. The accounting model initially applied is not subsequently changed.

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

Residential Whole Loans at Carrying Value

Notwithstanding that the majority of these loans are considered to be performing substantially in accordance with their current contractual terms and conditions, the Company has elected to account for these loans as credit impaired as they were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Substantially all of the borrowers have previously experienced payment delinquencies and the amount owed on the mortgage loan may exceed the value of the property pledged as collateral. Consequently, the Company has assessed that these loans have a higher likelihood of default than newly originated mortgage loans with LTVs of 80% or less to credit worthy borrowers. The Company believes that amounts paid to acquire these loans represent fair market value at the date of acquisition. Such loans are initially recorded at fair value with no allowance for loan losses. Subsequent to acquisition, the recorded amount reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. These loans are presented on the Company’s consolidated balance sheets at carrying value, which reflects the recorded amount reduced by any allowance for loan losses established subsequent to acquisition.

Under the application of this accounting model the Company may aggregate into pools loans acquired in the same fiscal quarter that are assessed as having similar risk characteristics. For each pool established, or on an individual loans basis for loans not aggregated into pools, the Company estimates at acquisition and periodically on at least a quarterly basis, the principal and interest cash flows expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield.” This amount is accreted as interest income over the life of the loans using an effective interest rate (level yield) methodology. Interest income recorded each period reflects the amount of accretable yield recognized and not the coupon interest payments received on the underlying loans. The difference between contractually required principal and interest payments and the cash flows expected to be collected is referred to as the “non-accretable difference,” and includes estimates of both the effect of prepayments and expected credit losses over the life of the underlying loans.

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

Certain of the Company’s residential whole loans are presented at fair value on its consolidated balance sheets as a result of a fair value election made at time of acquisition. Given the significant uncertainty associated with estimating the timing of and amount of cash flows associated with these loans that will be collected, and that the cash flows ultimately collected may be dependent on the value of the property securing the loan, the Company considers that accounting for these loans at fair value

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

should result in a better reflection over time of the economic returns from these loans. The Company determines the fair value of its residential whole loans held at fair value after considering portfolio valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans and trading activity observed in the market place. Subsequent changes in fair value are reported in current period earnings and presented in Net gain on residential whole loans held at fair value on the Company’s consolidated statements of operations.

Cash received reflecting coupon payments on residential whole loans held at fair value is not included in Interest Income, but rather is presented in Net gain on residential whole loans held at fair value on the Company’s consolidated statements of operations. (See Notes 4 and 16)

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at June 30, 2015 or December 31, 2014.  The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency, were $188.3 million and $168.0 million at June 30, 2015 and December 31, 2014, respectively.  (See Notes 9 and 16)

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral or otherwise in connection with the Company’s Swaps and/or repurchase agreements.  Restricted cash is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its Swaps and repurchase agreements of $68.1 million and $67.3 million at June 30, 2015 and December 31, 2014, respectively.  (See Notes 6, 8, 9 and 16)

(g)  Goodwill

At June 30, 2015 and December 31, 2014, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through June 30, 2015, the Company had not recognized any impairment against its goodwill.

(h) Real Estate Owned (“REO”)

REO represents real estate acquired by the Company, including through foreclosure or deed in lieu of foreclosure, and is initially recorded at fair value less estimated selling costs. Subsequent to acquisition REO is reported, at each reporting date, at the lower of the current carrying amount or fair value less estimated selling costs and for presentation purposes is included in Prepaid and other assets on the Company’s consolidated balance sheets. Changes in fair value that result in an adjustment to the reported amount of a REO property that has a fair value at or below its carrying amount are reported in Other Income, net on the Company’s consolidated statements of operations. (See Note 7)

(i)  Depreciation

Leasehold Improvements and Other Depreciable Assets

Depreciation is computed on the straight-line method over the estimated useful life of the related assets or, in the case of leasehold improvements, over the shorter of the useful life or the lease term.  Furniture, fixtures, computers and related hardware have estimated useful lives ranging from five to eight years at the time of purchase.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

(j)  Resecuritization and Senior Notes Related Costs

Resecuritization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with various resecuritization transactions completed by the Company.  Senior Notes related costs are costs incurred by the Company in connection with the issuance of its Senior Notes in April, 2012.  These costs may include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges, are included on the Company’s consolidated balance sheets in Prepaid and other assets.  These deferred charges are amortized as an adjustment to interest expense using the effective interest method, based upon the actual repayments of the associated beneficial interests issued to third parties and over the stated legal maturity of the Senior Notes. The Company periodically reviews the recoverability of these deferred costs and in the event an impairment charge is required, such amount will be included in Operating and Other Expense on the Company’s consolidated statements of operations.

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

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, but may also have longer or shorter terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable or such collateral.  (See Notes 8, 9 and 16)

In addition to the repurchase agreement financing arrangements discussed above, as part of its financing strategy for Non-Agency MBS, the Company has entered into contemporaneous repurchase and reverse repurchase agreements with a single counterparty.  Under a typical reverse repurchase agreement, the Company buys securities from a borrower for cash and agrees to sell the same securities in the future for a price that is higher than the original purchase price.  The difference between the purchase price the Company originally paid and the sale price represents interest received from the borrower.  In contrast, the contemporaneous repurchase and reverse repurchase transactions effectively resulted in the Company pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral from the same counterparty in connection with the reverse repurchase agreement.  No net cash was exchanged between the Company and counterparty at the inception of the transactions.  Securities obtained and pledged as collateral are recorded as an asset on the Company’s consolidated balance sheets.  Interest income is recorded on the reverse repurchase agreement and interest expense is recorded on the repurchase agreement on an accrual basis.  Both the Company and the counterparty have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.  The Company’s liability to the counterparty in connection with this financing arrangement is recorded on the Company’s consolidated balance sheets and disclosed as “Obligation to return securities obtained as collateral, at fair value.”  (See Note 2(c))

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

(l)  Equity-Based Compensation

Compensation expense for equity-based awards is recognized ratably over the vesting period of such awards, based upon the fair value of such awards at the grant date.  With respect to awards granted in 2009 and prior years, the Company applied a zero forfeiture rate for these awards, as they were granted to a limited number of employees, and historical forfeitures have been minimal.  Forfeitures, or an indication that forfeitures are expected to occur, may result in a revised forfeiture rate and would be accounted for prospectively as a change in estimate.

During 2010, the Company granted certain restricted stock units (“RSUs”) that vested after either two or four years of service and provided that certain criteria are met, which were based on a formula that included changes in the Company’s closing stock price over a two- or four-year period and dividends declared on the Company’s common stock during those periods.  From 2011 through 2013, the Company granted certain RSUs that vested annually over a one or three-year period, provided that certain criteria are met, which are based on a formula tied to the Company’s achievement of average total stockholder return during that three-year period.  During 2014 and the first six months of 2015, the Company made grants of RSUs certain of which cliff vest after a three-year period and certain of which cliff vest after a three-year period, subject to the achievement of certain performance criteria based on a formula tied to the Company’s achievement of average total stockholder return during that three-year period. The features in these awards related to the attainment of total stockholder return over a specified period constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determined the amount of compensation expense recognized.  The amount of compensation expense recognized was not dependent on whether the market condition was or will be achieved, while differences in actual forfeiture experience relative to estimated forfeitures results in adjustments to the timing and amount of compensation expense recognized.

The Company has awarded dividend equivalents that may be granted as a separate instrument or may be a right associated with the grant of another equity-based award.  Compensation expense for separately awarded dividend equivalents is based on the grant date fair value of such awards and is recognized over the vesting period.  Payments pursuant to these dividend equivalents are charged to Stockholders’ Equity.  Payments pursuant to dividend equivalents that are attached to equity based awards are charged to Stockholders’ Equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for dividend equivalents to the extent that the attached equity awards do not or are not expected to vest and grantees are not required to return payments of dividends or dividend equivalents to the Company.  (See Notes 2(m) and 15)

(m)  Earnings per Common Share (“EPS”)

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as the Company’s unvested restricted stock and RSUs that have non-forfeitable rights to dividends and dividend equivalents attached to/associated with RSUs and vested stock options to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective weighted-average shares outstanding for the period.  For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of dilutive unexercised stock options and RSUs outstanding that are unvested and have dividends that are subject to forfeiture using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  (See Note 14)

(n)  Comprehensive Income/(Loss)

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

(o)  U.S. Federal Income Taxes

The Company has elected to be taxed as a REIT under the provisions of the Internal Revenue Code of 1986, as amended, (the “Code”) and the corresponding provisions of state law.  The Company expects to operate in a manner that will enable it to satisfy the various requirements to maintain its status as a REIT. In order to maintain its status a REIT, the Company must, among other things, distribute at least 90% of its REIT taxable income (excluding net long-term capital gains) to stockholders in the timeframe permitted by the Code.  As long as the Company maintains its status as a REIT, the Company will not be subject to regular Federal income tax to the extent that it distributes 100% of its REIT taxable income (including net long-term capital gains) to its stockholders within the permitted timeframe.  Should this not occur, the Company would be subject to federal taxes at prevailing corporate tax rates on the difference between its REIT taxable income and the amounts deemed to be distributed for that tax year.  As the Company’s objective is to distribute 100% of its REIT taxable income to its stockholders within the permitted timeframe, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.  Should the Company incur a liability for corporate income tax, such amounts would be recorded as REIT income tax expense on the Company’s consolidated statements of operations. Furthermore, if the Company fails to distribute during each calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of (i) 85% its REIT ordinary income for such year, (ii) 95% of its REIT capital gain income for such year, and (iii) any undistributed taxable income from prior periods, the Company would be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed. To the extent that the Company incurs interest, penalties or related excise taxes in connection with its tax obligations, including as a result of its assessment of uncertain tax positions, such amounts will be included in Operating and Other Expense on the Company’s consolidated statements of operations.

In addition, the Company has elected to treat certain of its subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business may be conducted through one or more TRS, its income earned by TRS may be subject to corporate income taxation. To maintain the Company’s REIT election, no more than 25% of the value of a REIT’s assets at the end of each calendar quarter may consist of stock or securities in TRS.

Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of June 30, 2015, December 31, 2014, or June 30, 2014. The Company filed its 2013 tax return prior to September 15, 2014. The Company’s tax returns for tax years 2009 through 2013 are open to examination.

(p)  Derivative Financial Instruments

The Company may use a variety of derivative instruments to economically hedge a portion of its exposure to market risks, including interest rate risk and prepayment risk. The objective of the Company’s risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, the Company attempts to mitigate the risk of the cost of its variable rate liabilities increasing during a period of rising interest rates. The Company’s derivative instruments are currently comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. Prior to 2015, the Company’s derivative financial instruments also included Linked Transactions, which were not designated as hedging instruments. New accounting guidance that was effective for the Company on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting. (See Note 6) During 2013, the Company also entered into forward contracts for the sale of Agency MBS securities on a generic pool, or to-be-announced basis (“TBA short positions”) which were not designated as hedging instruments.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Linked Transactions

Prior to 2015, it was presumed that the initial transfer of a financial asset (i.e., the purchase of an MBS by the Company) and contemporaneous repurchase financing of such security with the same counterparty were considered part of the same arrangement, or a “linked transaction,” unless certain criteria were met. The two components of a linked transaction (security purchase and repurchase financing) were not reported separately but were evaluated on a combined basis and reported as a forward (derivative) contract and were presented as “Linked Transactions” on the Company’s consolidated balance sheets.  Changes in the fair value of the assets and liabilities underlying Linked Transactions and associated interest income and expense were reported as “Unrealized net gains/(losses) and net interest income from Linked Transactions” on the Company’s consolidated statements of operations and were not included in OCI.  However, if certain criteria were met, the initial transfer (i.e., the purchase of a security by the Company) and repurchase financing were not treated as a Linked Transaction and would have been evaluated and reported separately as an MBS purchase and MBS repurchase financing.  When or if a transaction was no longer considered to be linked, the security and repurchase financing were reported on a gross basis.  In this case, the fair value of the MBS at the time the transactions were no longer considered linked became the cost basis of the MBS, and the income recognition yield for such MBS was calculated prospectively using this new cost basis.

New accounting guidance that was effective for the Company on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting as described above. This resulted in changes subsequent to January 1, 2015 to the presentation of assets and liabilities, and revenues and expenses of Non-Agency MBS and associated repurchase agreements that had been accounted for as Linked Transactions prior to that date. The changes include the presentation of Non-Agency MBS and associated repurchase agreements as separate assets and liabilities, rather than on a combined basis on the Company’s consolidated balance sheets. In addition, starting in 2015, interest income related to the securities and interest expense related to the associated repurchase agreements are separately presented and included in the determination of the Company’s net interest income on its consolidated statement of operations. Further, the previous treatment of Linked Transactions as forward (derivative) instruments recorded at fair value at the end of each period, with changes in fair value included in net income, was discontinued and effective January 1, 2015 MBS that were previously accounted for as components of Linked Transactions are accounted for on a consistent basis with other MBS held by the Company as AFS securities.  (See Notes 2(t), 6 and 16)

Swaps

The Company documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities and the relationship between the hedging instrument and the hedged liability for all Swaps designated as hedging transactions.  The Company assesses, both at inception of a hedge and on a quarterly basis thereafter, whether or not the hedge is “highly effective.”

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The Company accounts for TBA short positions as derivative instruments since it cannot assert that it is probable at inception, and throughout the term of the TBA contract, that it will physically deliver the Agency security upon settlement of the contract. The Company presents TBA short positions as either derivative assets or liabilities, at fair value, on its consolidated balance sheets. Gains and losses associated with TBA short positions are reported in Other Income, net on the Company’s consolidated statements of operations. (See Note 6)

The Company did not have any TBA short positions at June 30, 2015 and December 31, 2014.

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

In addition to the financial instruments that it is required to report at fair value, the Company has elected the fair value option for certain of its residential whole loans at time of acquisition. Subsequent changes in the fair value of these loans are reported in Net gain on residential whole loans held at fair value on the Company’s consolidated statements of operations.  A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable. (See Notes 2(d), 4 and 16)

 (r)  Variable Interest Entities

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

Accounting Standards Adopted in 2015

Receivables - Recognition of Residential Real Estate upon Foreclosure

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-04, Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-04”).  This ASU applies to all creditors who obtain physical possession (resulting from an in substance repossession or foreclosure) of residential real estate property collateralizing a consumer mortgage loan in satisfaction of a receivable.  The ASU clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (i) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (i) the amount of foreclosed residential real estate property held by the creditor and (ii) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

ASU 2014-04 was effective for the Company for reporting periods beginning after December 15, 2014.  The Company has elected to adopt the amendments in this ASU using a prospective transition method.  The Company’s adoption of ASU 2014-04 beginning on January 1, 2015, did not have a material impact on the Company’s consolidated financial statements.

Transfers and Servicing

In June 2014, the FASB issued ASU 2014-11, Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (“ASU 2014-11”). The amendments of ASU 2014-11 require two accounting changes. First, the amendments in this ASU change the accounting for repurchase-to-maturity transactions to secured borrowing accounting. Second, for repurchase financing arrangements, the amendments require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting for the repurchase agreement. In addition, the amendments in ASU 2014-11 require disclosures for certain transactions comprising (i) a transfer of a financial asset accounted for as a sale and (ii) an agreement with the same transferee entered into in contemplation of the initial transfer that results in the transferor retaining substantially all of the exposure to the economic return on the transferred asset throughout the term of the transaction. ASU 2014-11 also requires disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions that are accounted for as secured borrowings.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

ASU 2014-11 was effective for the Company for reporting periods beginning after December 15, 2014. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Accordingly, on adoption of the new standard on January 1, 2015, the Company reclassified $1.913 billion of Non-Agency MBS and $4.6 million of CRT securities, that were previously reported on the Company’s consolidated balance sheets as a component of Linked Transactions to Non-Agency MBS and CRT securities, respectively. In addition, liabilities of $1.520 billion that were previously presented on the Company’s consolidated balance sheets as a component of Linked Transactions were reclassified to Repurchase agreements. Furthermore, an amount of $4.5 million representing net unrealized gains on securities previously reported as a component of Linked Transactions as of December 31, 2014 was reclassified from Accumulated deficit to AOCI. These reclassification adjustments had no net impact on the Company’s overall Total Stockholders’ Equity. While the Company’s adoption of this new standard beginning on January 1, 2015, did not have a material impact on the Company’s consolidated financial statements, it did result in changes, subsequent to adoption, to the presentation of assets and liabilities and revenues and expenses of Non-Agency MBS and CRT securities and associated repurchase agreements that had been accounted for as MBS Linked Transactions prior to that date. These changes include the presentation, as noted above, of Non-Agency MBS and CRT securities and associated repurchase agreements as separate assets and liabilities, rather than on a combined basis. In addition, subsequent to the date of adoption the interest income related to the securities and the interest expense related to the associated repurchase agreements are separately presented and included in the determination of the Company’s Net Interest Income. Further, the prior accounting requirement for MBS Linked Transactions, which involved treating the combined transaction as a derivative that was recorded at fair value each period, with changes in fair value included in net income, was discontinued and effective January 1, 2015. MBS that were previously accounted for as components of Linked Transactions are accounted for in a manner consistent with other MBS held by the Company as AFS securities.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs):  The Company’s Non-Agency MBS are secured by pools of residential mortgages which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation.  Credit risk associated with Non-Agency MBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral.

CRT Securities

CRT securities are debt obligations issued by Fannie Mae and Freddie Mac. While the coupon payments are paid by Fannie Mae or Freddie Mac on a monthly basis, the payment of principal is dependent on the performance of loans in a reference pool of MBS securitized by Fannie Mae or Freddie Mac. As principal on loans in the reference pool are paid, principal payments on the securities are made and the principal balances of the securities are reduced. Consequently, CRT securities mirror the payment and prepayment behavior of the mortgage loans in the reference pool. As an investor in a CRT security, the Company may incur a loss if certain defined credit events occur, including if the loans in the reference pool experience delinquencies exceeding specified thresholds. The Company assesses the credit risk associated with CRT securities by assessing the current and expected future performance of the associated reference pool. CRT securities that were accounted for as components of Linked Transactions prior to 2015 are not reflected in the tables for prior periods set forth in this note, as they were accounted for as derivatives. (See Notes 2(t), 6 and 9)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The following tables present certain information about the Company’s MBS and CRT securities at June 30, 2015 and December 31, 2014:

June 30, 2015

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$4,127,078	$156,323	$(65)	$—	$4,283,336	$4,354,077	$91,055	$(20,314)	$70,741
Freddie Mac	932,698	35,848	—	—	969,872	966,618	9,878	(13,132)	(3,254)
Ginnie Mae	10,078	176	—	—	10,254	10,516	262	—	262
Total Agency MBS	5,069,854	192,347	(65)	—	5,263,462	5,331,211	101,195	(33,446)	67,749
Non-Agency MBS:
Expected to Recover Par (3)(4)	2,870,432	329	(30,932)	—	2,839,829	2,865,202	27,633	(2,260)	25,373
Expected to Recover Less than Par (3)	4,531,764	—	(332,014)	(847,017)	3,352,733	4,016,951	667,604	(3,386)	664,218
Total Non-Agency MBS (5)	7,402,196	329	(362,946)	(847,017)	6,192,562	6,882,153	695,237	(5,646)	689,591
Total MBS	12,472,050	192,676	(363,011)	(847,017)	11,456,024	12,213,364	796,432	(39,092)	757,340
CRT securities	131,000	—	(4,411)	—	126,589	128,910	2,815	(494)	2,321
Total MBS and CRT securities	$12,603,050	$192,676	$(367,422)	$(847,017)	$11,582,613	$12,342,274	$799,247	$(39,586)	$759,661

December 31, 2014

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$4,587,823	$174,245	$(71)	$—	$4,761,997	$4,843,084	$102,187	$(21,100)	$81,087
Freddie Mac	1,011,659	38,895	—	—	1,051,096	1,049,854	11,280	(12,522)	(1,242)
Ginnie Mae	10,811	189	—	—	11,000	11,269	269	—	269
Total Agency MBS	5,610,293	213,329	(71)	—	5,824,093	5,904,207	113,736	(33,622)	80,114
Non-Agency MBS:
Expected to Recover Par (3)(4)	431,788	461	(29,501)	—	402,748	428,431	26,735	(1,052)	25,683
Expected to Recover Less than Par (3)	4,888,113	—	(370,063)	(900,557)	3,617,493	4,327,001	712,168	(2,660)	709,508
Total Non-Agency MBS (5)	5,319,901	461	(399,564)	(900,557)	4,020,241	4,755,432	738,903	(3,712)	735,191
Total MBS	10,930,194	213,790	(399,635)	(900,557)	9,844,334	10,659,639	852,639	(37,334)	815,305
CRT securities	109,500	—	(4,727)	—	104,773	102,983	324	(2,114)	(1,790)
Total MBS and CRT securities	$11,039,694	$213,790	$(404,362)	$(900,557)	$9,949,107	$10,762,622	$852,963	$(39,448)	$813,515

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at June 30, 2015 reflect Credit Reserve of $824.8 million and OTTI of $22.2 million.  Amounts disclosed at December 31, 2014 reflect Credit Reserve of $877.6 million and OTTI of $23.0 million.

(2)	Includes principal payments receivable of $1.3 million and $542,000 at June 30, 2015 and December 31, 2014, respectively, which are not included in the Principal/Current Face.

(3)	Based on management’s current estimates of future principal cash flows expected to be received.

(4)
At June 30, 2015 RPL/NPL MBS had a $2.593 billion Principal/Current face, $2.590 billion amortized cost and $2.592 billion fair value. At December 31, 2014, RPL/NPL MBS had a $161.0 million Principal/Current face, $161.0 million amortized cost and $161.0 million fair value (excludes RPL/NPL MBS with $1.850 billion Principal/Current face, $1.847 billion amortized cost and $1.847 billion fair value that were presented as a component of Linked Transactions at December 31, 2014).

(5)	At June 30, 2015 and December 31, 2014, the Company expected to recover approximately 89% and 83%, respectively, of the then-current face amount of Non-Agency MBS.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Unrealized Losses on MBS and CRT Securities

The following table presents information about the Company’s MBS and CRT securities that were in an unrealized loss position at June 30, 2015:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(Dollars in Thousands)
Agency MBS:
Fannie Mae	$488,886	$4,232	57	$891,047	$16,082	108	$1,379,933	$20,314
Freddie Mac	304,443	4,749	40	343,992	8,383	64	648,435	13,132
Total Agency MBS	793,329	8,981	97	1,235,039	24,465	172	2,028,368	33,446
Non-Agency MBS:
Expected to Recover Par (1)	703,830	1,473	14	16,734	787	8	720,564	2,260
Expected to Recover Less than Par (1)	186,923	2,491	23	29,530	895	7	216,453	3,386
Total Non-Agency MBS	890,753	3,964	37	46,264	1,682	15	937,017	5,646
Total MBS	1,684,082	12,945	134	1,281,303	26,147	187	2,965,385	39,092
CRT securities	30,677	145	5	4,650	349	1	35,327	494
Total MBS and CRT securities	$1,714,759	$13,090	139	$1,285,953	$26,496	188	$3,000,712	$39,586

(1) Based on management’s current estimates of future principal cash flows expected to be received.

At June 30, 2015, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale to a third-party by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded or is limited to specified events of default, none of which has occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $33.4 million at June 30, 2015.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) that enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. In addition, the GSEs are currently profitable on a stand-alone basis with such profits being remitted to the U.S. Treasury. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2015 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $5.6 million at June 30, 2015.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or market place bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

The Company recognized credit-related OTTI losses through earnings related to its Non-Agency MBS of $298,000 and $705,000 during the three and six months ended June 30, 2015, respectively. The Company did not recognize any credit-related OTTI losses through earnings related to its MBS during the three and six months ended June 30, 2014.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Non-Agency MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, LTVs, geographic concentrations, as well as Rating Agency reports, general market assessments, and dialogue with market participants.  Changes in the Company’s evaluation of each of these factors impacts the cash flows expected to be collected at the OTTI assessment date. For Non-Agency MBS purchased at a discount to par that were assessed for and had no OTTI recorded this period, such cash flow estimates indicated that the amount of expected losses decreased compared to the previous OTTI assessment date. These positive cash flow changes are primarily driven by recent improvements in LTVs due to loan amortization and home price appreciation, which, in turn, positively impacts the Company’s estimates of default rates and loss severities for the underlying collateral. In addition, voluntary prepayments (i.e., loans that prepay in full with no loss) have generally trended higher for these MBS which also positively impacts the Company’s estimate of expected loss. Overall, the combination of higher voluntary prepayments and lower LTVs supports the Company’s assessment that such MBS are not other-than-temporarily impaired.

The following table presents the composition of OTTI charges recorded by the Company for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Total OTTI losses	$(130)	$—	$(525)	$—
OTTI reclassified from OCI	(168)	—	(180)	—
OTTI recognized in earnings	$(298)	$—	$(705)	$—

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

(In Thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Credit loss component of OTTI at beginning of period	$36,522	$36,115
Additions for credit related OTTI not previously recognized	66	461
Subsequent additional credit related OTTI recorded	232	244
Credit loss component of OTTI at end of period	$36,820	$36,820

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI (2)	Accretable Discount (1)(2)
Balance at beginning of period	$(873,533)	$(388,708)	$(1,041,933)	$(442,156)
Accretion of discount	—	24,095	—	25,766
Realized credit losses	21,226	—	23,359	—
Purchases	(711)	(715)	(3,018)	1,636
Sales	848	7,833	10,269	3,124
Net impairment losses recognized in earnings	(298)	—	—	—
Transfers/release of credit reserve	5,451	(5,451)	24,481	(24,481)
Balance at end of period	$(847,017)	$(362,946)	$(986,842)	$(436,111)

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI (3)	Accretable Discount (1)(3)
Balance at beginning of period	$(900,557)	$(399,564)	$(1,043,037)	$(460,039)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	(15,543)	1,832	—	—
Accretion of discount	—	48,895	—	53,197
Realized credit losses	40,850	—	48,396	—
Purchases	(745)	(4,125)	(66,335)	25,042
Sales	1,897	17,802	13,756	6,067
Net impairment losses recognized in earnings	(705)	—	—	—
Transfers/release of credit reserve	27,786	(27,786)	60,378	(60,378)
Balance at end of period	$(847,017)	$(362,946)	$(986,842)	$(436,111)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
The Company did not reallocate any purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the three months ended June 30, 2014.

(3)
The Company reallocated $115,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the six months ended June 30, 2014.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$850,257	$819,222	$813,515	$752,912
Unrealized (loss)/gain on Agency MBS, net	(25,250)	43,094	(12,365)	60,937
Unrealized (loss)/gain on Non-Agency MBS, net	(57,695)	50,136	(31,402)	101,554
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	4,537	—
Reclassification adjustment for MBS sales included in net income	(7,863)	(6,748)	(14,429)	(9,699)
Reclassification adjustment for OTTI included in net income	(298)	—	(705)	—
Change in AOCI from AFS securities	(91,106)	86,482	(54,364)	152,792
Balance at end of period	$759,151	$905,704	$759,151	$905,704

Sales of MBS

During the three and six months ended June 30, 2015, the Company sold certain Non-Agency MBS for $16.3 million and $27.2 million, realizing gross gains of $7.6 million and $14.1 million, respectively.  During the three and six months ended June 30, 2014, the Company sold certain Non-Agency MBS for $26.5 million and $42.0 million, realizing gross gains of $7.9 million and $11.4 million, respectively. The Company has no continuing involvement with any of the sold MBS.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

 Interest Income on MBS and CRT Securities

The following table presents the components of interest income on the Company’s MBS and CRT securities for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Agency MBS
Coupon interest	$37,646	$49,836	$78,388	$99,335
Effective yield adjustment (1)	(11,907)	(12,227)	(20,976)	(22,397)
Interest income	$25,739	$37,609	$57,412	$76,938

Legacy Non-Agency MBS
Coupon interest	$46,974	$55,289	$96,330	$109,678
Effective yield adjustment (2)	23,454	25,694	47,860	53,083
Interest income	$70,428	$80,983	$144,190	$162,761

RPL/NPL MBS
Coupon interest	$21,518	$33	$40,703	$74
Effective yield adjustment (2)	565	—	909	—
Interest income	$22,083	$33	$41,612	$74

CRT securities
Coupon interest	$1,366	$—	$2,568	$—
Effective yield adjustment (2)	158	—	316	—
Interest income	$1,524	$—	$2,884	$—

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, interest income is recorded at an effective yield, which reflects net premium amortization based on actual prepayment activity.
(2)  The effective yield adjustment is the difference between the net income calculated using the net yield, which is based on management’s estimates of the amount and timing of future cash flows, less the current coupon yield.

4.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at June 30, 2015 and December 31, 2014, are approximately $429.3 million and $351.4 million, respectively, of residential whole loans arising from the Company’s 100% equity interest in certificates issued by certain trusts established to acquire the loans. Based on its evaluation of these interests and other factors, the Company has determined that the trusts are required to be consolidated for financial reporting purposes.

Residential Whole Loans at Carrying Value

Residential whole loans at carrying value totaled approximately $245.4 million and $207.9 million at June 30, 2015 and December 31, 2014, respectively. The carrying value reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. The carrying value is reduced by any allowance for loan losses established subsequent to acquisition.

The Company recorded an allowance for loan losses of approximately $587,000 on its residential whole loan pools held at carrying value as of June 30, 2015. For the three and six months ended June 30, 2015 a net provision for loan losses of approximately $123,000 and $450,000, respectively, was recorded, which is included in Operating and Other expense on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The following table presents the activity in the Company’s allowance for loan losses on its residential whole loan pools at carrying value for the three and six months ended June 30, 2015.

(In Thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Balance at the beginning of period	$464	$137
Provisions for loan losses	123	450
Balance at the end of the period	$587	$587

The following table presents information regarding estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the residential whole loans held at carrying value acquired by the Company for the three and six months ended June 30, 2015:

(In Thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Contractually required principal and interest	$14,505	$93,304
Contractual cash flows not expected to be collected (non-accretable yield)	(3,795)	(17,152)
Expected cash flows to be collected	10,710	76,152
Interest component of expected cash flows (accretable yield)	(4,440)	(31,280)
Fair value at the date of acquisition	$6,270	$44,872

The following table presents accretable yield activity for the Company’s residential whole loans held at carrying value for the three and six months ended June 30, 2015:

(In Thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Balance at beginning of period	$154,951	$133,012
Additions	4,440	31,280
Accretion	(3,965)	(7,433)
Reclassifications to/(from) non-accretable difference, net	148	(1,285)
Balance at end of period	$155,574	$155,574
Accretable yield for residential whole loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from non-accretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and non-accretable yield and the accretion of interest income are based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded during the three and six months ended June 30, 2015 is not necessarily indicative of future results.

Residential Whole Loans at Fair Value

Certain of the Company’s residential whole loans are presented at fair value on its consolidated balance sheets as a result of a fair value election made at time of acquisition. Subsequent changes in fair value are reported in current period earnings and presented in Net gain on residential whole loans held at fair value on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The following table presents information regarding the Company’s residential whole loans at fair value at June 30, 2015 and December 31, 2014:

(Dollars in Thousands)	June 30, 2015	December 31, 2014
Outstanding principal balance	$247,310	$182,613
Aggregate fair value	$183,861	$143,472
Number of loans	1,042	885

During the three and six months ended June 30, 2015, the Company recorded net gains on residential whole loans at fair value of $3.2 million and $5.2 million, respectively. The Company did not have any residential whole loans held at fair value during the three and six months ended June 30, 2014.

The following table presents the components of Net gain on residential whole loans held at fair value for the three and six months ended June 30, 2015:

(In Thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Coupon payments received	$1,511	$2,832
Net unrealized gains	1,165	1,510
Net gain on payoff/liquidation of loans	487	855
Total	$3,163	$5,197

5.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at June 30, 2015 and December 31, 2014:

(In Thousands)	June 30, 2015	December 31, 2014
MBS interest receivable:
Fannie Mae	$10,014	$11,761
Freddie Mac	2,384	2,598
Ginnie Mae	15	17
Non-Agency MBS	16,916	16,794
Total MBS interest receivable	29,329	31,170
Residential whole loans	1,821	1,324
CRT securities	92	66
Money market and other investments	21	21
Total interest receivable	$31,263	$32,581

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

6.      Derivative Instruments

The Company’s derivative instruments are currently comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. Prior to 2015, the Company had also entered into Linked Transactions, which were not designated as hedging instruments. (See Notes 2(p), 2(t) and below) The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at June 30, 2015 and December 31, 2014:

			June 30, 2015	June 30, 2015	December 31, 2014
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value
(In Thousands)
Linked Transactions	Non-Hedging	Assets	N/A	N/A	$398,336
Non-cleared legacy Swaps (1)	Hedging	Assets	$400,000	$849	$3,136
Non-cleared legacy Swaps (1)	Hedging	Liabilities	$100,000	$(582)	$(4,263)
Cleared Swaps (2)	Hedging	Liabilities	$2,550,000	$(64,838)	$(57,935)

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

Linked Transactions

Prior to January 1, 2015, the Company’s Linked Transactions had been evaluated on a combined basis, reported as forward (derivative) instruments and presented as assets on the Company’s consolidated balance sheets at fair value.  The fair value of Linked Transactions reflected the value of the underlying Non-Agency MBS, linked repurchase agreement borrowings and accrued interest receivable/payable on such instruments.  The Company’s Linked Transactions were not designated as hedging instruments and, as a result, the change in the fair value and net interest income from Linked Transactions had been reported in Other Income, net on the Company’s consolidated statements of operations.

New accounting guidance that was effective for the Company on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Accordingly, on adoption of the new standard on January 1, 2015, the Company reclassified $1.913 billion of Non-Agency MBS and $4.6 million of CRT securities that were previously reported as a component of Linked Transactions to Non-Agency MBS and CRT securities, respectively on the consolidated balance sheet. In addition, liabilities of $1.520 billion that were previously presented as a component of Linked Transactions were reclassified to Repurchase agreements on the consolidated balance sheet. Furthermore, an amount of $4.5 million representing net unrealized gains on securities previously reported as a component of Linked Transactions as of December 31, 2014 was reclassified from Accumulated deficit to AOCI. These reclassification adjustments had no net impact on the Company’s overall Total Stockholders’ Equity.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the three and six months ended June 30, 2014:

	Three Months Ended June 30,	Six Months Ended June 30,
(In Thousands)	2014	2014
Interest income attributable to MBS underlying Linked Transactions	$2,925	$4,966
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(921)	(1,472)
Change in fair value of Linked Transactions included in earnings	1,772	3,533
Unrealized net gains and net interest income from Linked Transactions	$3,776	$7,027

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

A number of the Company’s Swap contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  Such financial covenants include minimum net worth requirements and maximum debt-to-equity ratios.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swap contracts, the counterparty to such agreement may have the option to terminate all of its outstanding Swap contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swap contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through June 30, 2015.  At June 30, 2015, the aggregate fair value of assets needed to immediately settle Swap contracts that were in a liability position to the Company, if so required, was approximately $67.0 million, including accrued interest payable of approximately $1.6 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The following table presents the assets pledged as collateral against the Company’s Swap contracts at June 30, 2015 and December 31, 2014:

(In Thousands)	June 30, 2015	December 31, 2014
Agency MBS, at fair value	$44,621	$57,247
Restricted cash	67,333	66,486
Total assets pledged against Swaps	$111,954	$123,733

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

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At June 30, 2015, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the three and six months ended June 30, 2015 and 2014.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company did not recognize any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness during the three and six months ended June 30, 2015 and 2014.

At June 30, 2015, the Company had Swaps designated in hedging relationships with an aggregate notional amount of $3.050 billion, which had net unrealized losses of $64.6 million, and extended 51 months on average with a maximum term of approximately 98 months.

The following table presents certain information with respect to the Company’s Swap activity during the three and six months ended June 30, 2015:

(Dollars in Thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
New Swaps:
Aggregate notional amount	$—	$—
Weighted average fixed-pay rate	—%	—%
Initial maturity date	N/A	N/A
Number of new Swaps	—	—
Swaps amortized/expired:
Aggregate notional amount	$300,000	$710,170
Weighted average fixed-pay rate	2.06%	1.96%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The following table presents information about the Company’s Swaps at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$22,290	3.63%	0.23%
Over 30 days to 3 months	—	—	—	387,880	1.80	0.16
Over 3 months to 6 months	—	—	—	300,000	2.06	0.17
Over 6 months to 12 months	50,000	2.13	0.19	—	—	—
Over 12 months to 24 months	450,000	0.56	0.18	150,000	1.03	0.16
Over 24 months to 36 months	50,000	1.45	0.19	350,000	0.58	0.16
Over 36 months to 48 months	700,000	1.56	0.19	550,000	1.49	0.16
Over 48 months to 60 months	200,000	2.05	0.19	200,000	1.71	0.17
Over 60 months to 72 months	1,500,000	2.24	0.19	1,500,000	2.22	0.16
Over 72 months to 84 months	—	—	—	200,000	2.20	0.17
Over 84 months (3)	100,000	2.75	0.19	100,000	2.75	0.16
Total Swaps	$3,050,000	1.82%	0.19%	$3,760,170	1.85%	0.16%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.
(3) Reflects one Swap with a maturity date of July 2023.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2015	2014	2015	2014
Interest expense attributable to Swaps	$13,174	$18,075	$28,555	$35,638
Weighted average Swap rate paid	1.83%	1.92%	1.84%	1.92%
Weighted average Swap rate received	0.18%	0.15%	0.18%	0.16%

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
AOCI from derivative hedging instruments:
Balance at beginning of period	$(91,429)	$(27,037)	$(59,062)	$(15,217)
Unrealized gain/(loss) on Swaps, net	26,858	(27,634)	(5,509)	(39,901)
Reclassification of unrealized loss on de-designated Swaps	—	—	—	447
Balance at end of period	$(64,571)	$(54,671)	$(64,571)	$(54,671)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Counterparty Credit Risk from Use of Swaps

By using Swaps, the Company is exposed to counterparty credit risk if counterparties to the derivative contracts do not perform as expected.  If a counterparty fails to perform, the Company’s counterparty credit risk is equal to the amount reported as a derivative asset on its consolidated balance sheets to the extent that amount exceeds collateral obtained from the counterparty or, if in a net liability position, the extent to which collateral posted exceeds the liability to the counterparty.  The amounts reported as a derivative asset/(liability) are derivative contracts in a gain/(loss) position, and to the extent subject to master netting arrangements, net of derivatives in a loss/(gain) position with the same counterparty and collateral received/(pledged).  The Company attempts to minimize counterparty credit risk through credit approvals, limits, monitoring procedures, executing master netting arrangements and obtaining collateral, where appropriate.  Counterparty credit risk related to the Company’s Swaps is considered in determining the fair value of such derivatives and in its assessment of hedge effectiveness.

7.    Real Estate Owned

At June 30, 2015, the Company had 75 REO properties with an aggregate carrying value of $8.9 million. At December 31, 2014, the Company had 46 REO properties with an aggregate carrying value of $5.5 million. During the three and six months ended June 30, 2015, the Company did not acquire any residential properties in connection with the acquisition of residential whole loans.

During the three and six months ended June 30, 2015, the Company reclassified 23 and 48 mortgage loans to REO at an aggregate estimated fair value of $3.6 million and $7.0 million, respectively at the time of transfer. Such transfers occur when the Company takes possession of the property by foreclosing on the borrower or completes a “deed-in-lieu of foreclosure” transaction.

At June 30, 2015, $7.6 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed in lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $13.8 million of residential whole loans at carrying value and $108.1 million of residential whole loans at fair value at June 30, 2015.

During the three and six months ended June 30, 2015, the Company sold 14 and 19 REO properties for consideration of $1.4 million and $2.0 million, realizing net losses of approximately $204,000 and $231,000, respectively, which are included in Other, net on the Company’s consolidated statements of operations. In addition, following an updated assessment of liquidation amounts expected to be realized that was performed on all REO held at the end of the second quarter of 2015, an adjustment of approximately $1.4 million was recorded to reflect certain REO properties at the lower of cost or estimated fair value.

The following table presents the activity in the Company’s REO for the three and six months ended June 30, 2015. The Company did not have REO during the three and six months ended June 30, 2014.

(In Thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Balance at beginning of period	$8,333	$5,492
Adjustments to record at lower of cost or fair value	(1,379)	(1,379)
Transfer from residential whole loans (1)	3,554	7,002
Disposals	(1,651)	(2,258)
Balance at end of period	$8,857	$8,857

(1)  Includes net gain recorded on transfer of approximately $309,000 and $594,000, respectively, for the three and six months ended June 30, 2015.

Real estate owned is included in Prepaid and other assets in the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

8.      Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and are collateralized by the Company’s MBS, U.S. Treasury securities (obtained as part of a reverse repurchase agreement), CRT securities, residential whole loans and cash, and bear interest that is generally LIBOR-based.  (See Notes 2(k) and 9)  At June 30, 2015, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 23 days and an effective repricing period of 16 months, including the impact of related Swaps.  At December 31, 2014, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 25 days and an effective repricing period of 21 months, including the impact of related Swaps.

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at June 30, 2015 and December 31, 2014:

(Dollars in Thousands)	June 30, 2015	December 31, 2014
Repurchase agreement borrowings secured by Agency MBS	$4,672,707	$5,177,835
Fair value of Agency MBS pledged as collateral under repurchase agreements	$4,923,712	$5,462,566
Weighted average haircut on Agency MBS (1)	4.65%	4.79%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS (2)	$2,201,596	$2,233,236
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements (2)(3)	$3,139,828	$3,491,312
Weighted average haircut on Legacy Non-Agency MBS (1)	25.57%	28.88%
Repurchase agreement borrowings secured by RPL/NPL MBS (2)	$2,044,697	$130,919
Fair value of RPL/NPL MBS pledged as collateral under repurchase agreements (2)	$2,591,503	$160,688
Weighted average haircut on RPL/NPL MBS (1)	21.81%	20.00%
Repurchase agreements secured by U.S. Treasuries	$491,215	$507,114
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$498,336	$512,105
Weighted average haircut on U.S. Treasuries (1)	1.65%	1.62%
Repurchase agreements secured by CRT securities (2)	$92,921	$75,960
Fair value of CRT securities pledged as collateral under repurchase agreements (2)	$116,690	$94,610
Weighted average haircut on CRT securities (1)	25.18%	25.00%
Repurchase agreements secured by residential whole loans	$131,900	$142,324
Fair value of residential whole loans pledged as collateral under repurchase agreements	$201,062	$212,986
Weighted average haircut on residential whole loans (1)	33.74%	33.43%

(1)	Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

(2)
Does not reflect Legacy Non-Agency MBS, RPL/NPL MBS, CRT securities and repurchase agreement borrowings that were components of Linked Transactions at December 31, 2014. As previously discussed, new accounting guidance effective January 1, 2015 prospectively eliminated the use of Linked Transaction accounting. (See Note 6)

(3)
Includes $587.1 million and $1.275 billion of Legacy Non-Agency MBS acquired from consolidated VIEs at June 30, 2015, and December 31, 2014, respectively, that are eliminated from the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Balance	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$8,843,258	0.95%	$7,144,737	0.72%
Over 30 days to 3 months	536,979	1.67	1,000,313	1.12
Over 3 months to 12 months	254,799	2.06	122,338	1.98
Total	$9,635,036	1.02%	$8,267,388	0.79%

(1)  At December 31, 2014, the Company had repurchase agreements of $1.520 billion that were linked to securities purchased and accounted for as Linked Transactions and, as such, the linked repurchase agreements are not included in the above table.  As previously discussed, new accounting guidance effective January 1, 2015 prospectively eliminated the use of Linked Transaction accounting. (See Note 6)

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements, all of which are accounted for as secured borrowings, at June 30, 2015 and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	June 30, 2015
Contractual Maturity	Agency MBS	Legacy Non-Agency MBS	RPL/NPL MBS	U.S. Treasuries	CRT Securities	Residential Whole Loans	Total	Weighted Average Interest Rate
(Dollars in Thousands)
Overnight	$—	$—	$—	$—	$—	$—	$—	—%
Within 30 days	4,648,368	991,051	1,589,543	491,215	72,905	—	7,793,082	0.82
Over 30 days to 3 months	24,339	485,477	146,955	—	20,016	—	676,787	1.70
Over 3 months to 12 months	—	725,068	308,199	—	—	131,900	1,165,167	1.96
Total	$4,672,707	$2,201,596	$2,044,697	$491,215	$92,921	$131,900	$9,635,036	1.02%

Gross amount of recognized liabilities for repurchase agreements in Note 10							$9,635,036
Amounts related to repurchase agreements not included in offsetting disclosure in Note 10							$—

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The Company had repurchase agreements with 26 and 25 counterparties June 30, 2015 and December 31, 2014, respectively.  The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2015:

	June 30, 2015
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Credit Suisse	BBB+/Aa2/A	$391,709	1	12.5%
Wells Fargo (3)	AA-/Aa2/AA	370,409	6	11.8
RBC (4)	AA-/Aa3/AA-	350,755	3	11.2
UBS (5)	A/A2/A	214,069	7	6.8

(1)	As rated at June 30, 2015 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

(3)	Includes $303.0 million at risk with Wells Fargo Bank, NA and $67.4 million at risk with Wells Fargo Securities LLC.

(4)
Includes $188.4 million at risk with RBC Barbados, $153.0 million at risk with Royal Bank of Canada and $9.4 million at risk with RBC Capital Markets LLC. Counterparty ratings are not published for RBC Barbados and RBC Capital Markets LLC.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements and derivative hedging instruments at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$44,621	$—	$57,247	$—
Cash (1)	67,333	—	66,486	—
	111,954	—	123,733	—
Repurchase Agreement Borrowings:
Agency MBS	4,923,712	—	5,462,566	—
Legacy Non-Agency MBS (2)(3)	3,139,828	—	3,491,312	—
RPL/NPL MBS	2,591,503	—	160,688	—
U.S. Treasury securities	498,336	—	512,105	—
CRT securities	116,690	—	94,610	—
Residential whole loans	201,062	—	212,986	—
Cash (1)	724	—	769	—
	11,471,855	—	9,935,036	—
Reverse Repurchase Agreements:
U.S. Treasury securities	—	498,336	—	512,105
	—	498,336	—	512,105
Total	$11,583,809	$498,336	$10,058,769	$512,105

(1)  Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.
(2)  Includes $587.1 million and $1.275 billion of Legacy Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at June 30, 2015 and December 31, 2014, respectively, that are eliminated from the Company’s consolidated balance sheets.
(3)  In addition, at June 30, 2015 and December 31, 2014, $723.6 million and $731.0 million of Legacy Non-Agency MBS, respectively, are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at June 30, 2015:

	June 30, 2015
	Assets Pledged Under Repurchase Agreements			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value	Amortized Cost	Accrued Interest on Pledged Assets	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Assets
Agency MBS	$4,923,712	$4,862,558	$11,501	$44,621	$45,509	$92	$4,979,926
Legacy Non-Agency MBS (1)(2)	3,139,828	2,530,267	11,558	—	—	—	3,151,386
RPL/NPL MBS	2,591,503	2,590,170	1,190	—	—	—	2,592,693
U.S. Treasuries	498,336	498,336	—	—	—	—	498,336
CRT securities	116,690	115,276	80	—	—	—	116,770
Residential whole loans	201,062	196,195	476	—	—	—	201,538
Cash (3)	724	724	—	67,333	67,333	—	68,057
Total	$11,471,855	$10,793,526	$24,805	$111,954	$112,842	$92	$11,608,706

(1)
Includes $587.1 million of Legacy Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at June 30, 2015, that are eliminated from the Company’s consolidated balance sheets.

(2)
In addition, at June 30, 2015, $723.6 million of Legacy Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

(3)	Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

10.    Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and may potentially be offset on the Company’s consolidated balance sheets at June 30, 2015 and December 31, 2014:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
June 30, 2015
Swaps, at fair value	$849	$—	$849	$(849)	$—	$—
Total	$849	$—	$849	$(849)	$—	$—

December 31, 2014
Swaps, at fair value	$3,136	$—	$3,136	$(3,136)	$—	$—
Total	$3,136	$—	$3,136	$(3,136)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
June 30, 2015
Swaps, at fair value (2)	$65,420	$—	$65,420	$—	$(65,420)	$—
Repurchase agreements (3)	9,635,036	—	9,635,036	(9,634,312)	(724)	—
Total	$9,700,456	$—	$9,700,456	$(9,634,312)	$(66,144)	$—

December 31, 2014
Swaps, at fair value (2)	$62,198	$—	$62,198	$—	$(62,198)	$—
Repurchase agreements (3)	8,267,388	—	8,267,388	(8,266,619)	(769)	—
Total	$8,329,586	$—	$8,329,586	$(8,266,619)	$(62,967)	$—

(1) Amounts disclosed in the Financial Instruments column of the table above represent collateral pledged that is available to be offset against liability balances associated with repurchase agreement and derivative transactions.  Amounts disclosed in the Cash Collateral Pledged column of the table above represent amounts pledged as collateral against derivative transactions and repurchase agreements, and exclude excess collateral of $1.9 million and $4.3 million at June 30, 2015 and December 31, 2014, respectively.
(2) The fair value of securities pledged against the Company’s Swaps was $44.6 million and $57.2 million at June 30, 2015 and December 31, 2014, respectively.
(3) The fair value of securities pledged against the Company’s repurchase agreements was $11.471 billion and $9.934 billion at June 30, 2015 and December 31, 2014, respectively.

Nature of Setoff Rights

In the Company’s consolidated balance sheets, all balances associated with the repurchase agreement and derivative transactions are presented on a gross basis.

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
JUNE 30, 2015

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

(c)  Residential Whole Loan Purchase Commitments

At June 30, 2015, the Company has agreed in principle, subject to completion of due diligence, to purchase residential whole loans at an aggregate estimated purchase price of $46.5 million. The expected settlement amount is included in the Company’s consolidated balance sheets in Residential whole loans at fair value, with a corresponding liability included in Accrued expenses and other liabilities.

13.    Stockholders’ Equity

(a) Preferred Stock

Redemption of 8.50% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”)
On May 16, 2013 (the “Redemption Date”), the Company redeemed all 3,840,000 outstanding shares of its Series A Preferred Stock at an aggregate redemption price of approximately $97.0 million, or $25.27153 per share, including all accrued and unpaid dividends to the Redemption Date. The redemption value of the Series A Preferred Stock exceeded its carrying value by $3.9 million, which represents the original offering costs for the Series A Preferred Stock. This amount was included in the determination of net income available to common stock and participating securities from the Redemption Date through the year ended December 31, 2013.  In addition, as part of the redemption price on its Series A Preferred Stock, the Company paid a dividend of $0.27153 per share, which reflected accrued and unpaid dividends for the period from April 1, 2013 through and including the Redemption Date.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Issuance of 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”)
On April 15, 2013, the Company filed of articles supplementary amending its charter to reclassify 8,050,000 shares of the Company’s authorized but unissued common stock as shares of the Company’s Series B Preferred Stock. On the same date, the Company completed the issuance of 8.0 million shares of its Series B Preferred Stock with a par value of $0.01 per share, and a liquidation preference $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. The aggregate net proceeds to the Company from the offering of the Series B Preferred Stock were approximately $193.3 million, after deducting the underwriting discount and related offering expenses. The Company used a portion of the net proceeds to redeem all of its outstanding Series A Preferred Stock (as discussed above), and used the remaining net proceeds of the offering for general corporate purposes, including, without limitation, to acquire additional MBS consistent with its investment policy, and for working capital, which included, among other things, the repayment of its repurchase agreements.
The Company’s Series B Preferred Stock is entitled to receive a dividend at a rate of 7.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up. Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing on April 15, 2018 (subject to the Company’s right, under limited circumstances, to redeem the Series B Preferred Stock prior to that date in order to preserve its qualification as a REIT and upon certain specified change in control transactions in which the Company’s common stock and the acquiring or surviving entity common securities would not be listed on the New York Stock Exchange (the “NYSE”), the NYSE MKT or NASDAQ, or any successor exchanges), is entitled to receive a dividend at a rate of 7.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up.
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
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2015 through June 30, 2015:

Declaration Date	Record Date	Payment Date	Dividend Per Share
May 18, 2015	June 2, 2015	June 30, 2015	$0.46875
February 13, 2015	February 27, 2015	March 31, 2015	0.46875

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2015 through June 30, 2015:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
June 15, 2015	June 29, 2015	July 31, 2015	$0.20	(1)
March 13, 2015	March 27, 2015	April 30, 2015	$0.20

(1)  At June 30, 2015, the Company had accrued dividends and dividend equivalents payable of $74.6 million related to the common stock dividend declared on June 15, 2015.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On August 8, 2013, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At June 30, 2015, 6.9 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and six months ended June 30, 2015, the Company issued 39,875 and 79,659 shares of common stock through the DRSPP, raising net proceeds of approximately $310,000 and $623,000, respectively.  From the inception of the DRSPP in September 2003 through June 30, 2015, the Company issued 27,173,208 shares pursuant to the DRSPP, raising net proceeds of $229.7 million.

(d)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2015.  At June 30, 2015, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

(e)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI
Balance at beginning of period	$850,257	$(91,429)	$758,828	$813,515	$(59,062)	$754,453
OCI before reclassifications	(82,945)	26,858	(56,087)	(43,767)	(5,509)	(49,276)
Amounts reclassified from AOCI (1)	(8,161)	—	(8,161)	(15,134)	—	(15,134)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	—	4,537	—	4,537
Net OCI during the period (2)	(91,106)	26,858	(64,248)	(54,364)	(5,509)	(59,873)
Balance at end of period	$759,151	$(64,571)	$694,580	$759,151	$(64,571)	$694,580

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI
Balance at beginning of period	$819,222	$(27,037)	$792,185	$752,912	$(15,217)	$737,695
OCI before reclassifications	93,230	(27,634)	65,596	162,491	(39,901)	122,590
Amounts reclassified from AOCI (1)	(6,748)	—	(6,748)	(9,699)	447	(9,252)
Net OCI during the period (2)	86,482	(27,634)	58,848	152,792	(39,454)	113,338
Balance at end of period	$905,704	$(54,671)	$851,033	$905,704	$(54,671)	$851,033

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income Is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(7,863)	$(14,429)	Gain on sales of MBS
OTTI recognized in earnings	(298)	(705)	Net impairment losses recognized in earnings
Total AFS Securities	$(8,161)	$(15,134)
Total reclassifications for period	$(8,161)	$(15,134)

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and six months ended June 30, 2014:

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Details about AOCI Components	Amounts Reclassified from AOCI	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income Is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(6,748)	$(9,699)	Gain on sales of MBS
Swaps designated as cash flow hedges:
De-designated Swaps	$—	$447	Other, net
Total reclassifications for period	$(6,748)	$(9,252)

At June 30, 2015 and December 31, 2014, the Company had unrealized losses recorded in AOCI of $554,000 and $629,000, respectively on securities for which OTTI had been recognized in earnings in prior periods.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

14.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2015	2014	2015	2014
Numerator:
Net income	$78,071	$78,726	$160,244	$154,914
Dividends declared on preferred stock	(3,750)	(3,750)	(7,500)	(7,500)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(391)	(287)	(786)	(561)
Net income to common stockholders - basic and diluted	$73,930	$74,689	$151,958	$146,853

Denominator:
Weighted average common shares for basic and diluted earnings per share (1)	370,164	368,445	371,992	367,792
Basic and diluted earnings per share	$0.20	$0.20	$0.41	$0.40

(1)
At June 30, 2015, the Company had an aggregate of 2.1 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three and six months ended June 30, 2015, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of approximately 203,000 shares of restricted common stock with a weighted average grant date fair value of $7.49 and approximately 1.9 million RSUs with a weighted average grant date fair value of $6.89.  These equity instruments may have a dilutive impact on future EPS.

15.    Equity Compensation, Employment Agreements and Other Benefit Plans

(a)  Equity Compensation Plan

In accordance with the terms of the Company’s Equity Compensation Plan (the “Equity Plan”), which was adopted by the Company’s stockholders on May 21, 2015 (and which amended and restated the Company’s 2010 Equity Compensation Plan, directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services for the Company and any of its subsidiaries are eligible to receive grants of stock options (“Options”), restricted stock, RSUs, dividend equivalent rights and other stock-based awards under the Equity Plan.

Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count towards this limit.  At June 30, 2015, approximately 9.9 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine in its discretion.  Payments made on the Company’s existing dividend equivalents are charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments of approximately $5,000 and $10,000 during the three months ended June 30, 2015 and 2014, respectively and approximately $10,000 and $54,000 during the six months ended June 30, 2015 and 2014, respectively. At June 30, 2015, there were 24,402 dividend equivalent rights outstanding, which had been awarded separately from, but in connection with, grants of

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

RSUs made in prior years. A 0% forfeiture rate was assumed with respect to such dividend equivalent rights outstanding at June 30, 2015. At June 30, 2015, the Company had unrecognized compensation expense of approximately $85,000 related to such dividend equivalent rights, which are scheduled to elapse over a weighted average period of 1.0 year.

Options

Pursuant to Section 422(b) of the Code, in order for Options granted under the Equity Plan and vesting in any one calendar year to qualify as an incentive stock option (“ISO”) for tax purposes, the market value of the common stock to be received upon exercise of such Options as determined on the date of grant shall not exceed $100,000 during such calendar year.  The exercise price of an ISO may not be lower than 100% (or 110% in the case of an ISO granted to a 10% stockholder) of the fair market value of the Company’s common stock on the date of grant.  The exercise price for any other type of Option issued under the Equity Plan may not be less than the fair market value on the date of grant.  Each Option is exercisable after the period or periods specified in the award agreement, which will generally not exceed ten years from the date of grant.

The Company did not grant any stock options during the six months ended June 30, 2015 and 2014.  At June 30, 2015, the Company had no stock options outstanding.

Restricted Stock

The Company awarded 12,611 and 63,060 shares of restricted common stock during each of the three and six month periods ended June 30, 2015 and 2014, respectively.  At June 30, 2015 and December 31, 2014, the Company had unrecognized compensation expense of $1.3 million and $1.8 million, respectively, related to unvested shares of restricted common stock.  The Company had accrued dividends payable of approximately $268,000 and $354,000 on unvested shares of restricted stock at June 30, 2015 and December 31, 2014, respectively.  The unrecognized compensation expense at June 30, 2015 is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of June 30, 2015 are designated to be settled in shares of the Company’s common stock.  The Company granted 81,355 and 671,335 RSUs during the three and six months ended June 30, 2015, respectively, and granted 16,860 and 627,481 RSUs during the three and six months ended June 30, 2014, respectively.  There were 7,500 RSU forfeited during the three and six months ended June 30, 2015. During the six months ended June 30, 2014, an aggregate of 97,164 previously awarded RSUs were forfeited by the holders’ thereof in connection with the negotiation of such holders’ respective new employment agreements. All RSUs outstanding at June 30, 2015 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled.  At June 30, 2015 and December 31, 2014, the Company had unrecognized compensation expense of $5.4 million and $2.7 million, respectively, related to RSUs.  The unrecognized compensation expense at June 30, 2015 is expected to be recognized over a weighted average period of 2.1 years.  A 0% forfeiture rate was assumed with respect to unvested RSUs at June 30, 2015.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Restricted shares of common stock	$348	$882	$594	$1,249
RSUs	1,288	683	1,934	1,763	(1)
Dividend equivalent rights	21	37	41	74
Total	$1,657	$1,602	$2,569	$3,086

(1) RSU expense for the six months ended June 30, 2014 includes approximately $500,000 for a one-time grant to the Company’s chief executive officer.

(b)  Employment Agreements

At June 30, 2015, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2015	2014	2015	2014
Non-employee directors	$(8)	$27	$(16)	$63
Total	$(8)	$27	$(16)	$63

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2015 and December 31, 2014 that had not been distributed and the Company’s associated liability for such deferrals at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
(In Thousands)
Non-employee directors	$376	$433	$324	$446
Total	$376	$433	$324	$446

(1)  Represents the cumulative amounts that were deferred by participants through June 30, 2015 and December 31, 2014, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended June 30, 2015 and 2014, the Company recognized expenses for matching contributions of $75,000 and $65,000, respectively, and $150,000 and $130,000 for the six months ended June 30, 2015 and 2014, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

For Agency MBS, the valuation methodology of the Company’s third-party pricing services incorporate commonly used market pricing methods, trading activity observed in the marketplace and other data inputs.  The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: collateral vintage, coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds.  Management analyzes pricing data received from third-party pricing services and compares it to other indications of fair value including data received from repurchase agreement counterparties and its own observations of trading activity observed in the marketplace.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2015, on the consolidated balance sheet by the valuation hierarchy, as previously described:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$5,331,211	$—	$5,331,211
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	6,882,153	—	6,882,153
CRT securities	—	128,910	—	128,910
Securities obtained and pledged as collateral	498,336	—	—	498,336
Residential whole loans, at fair value	—	—	183,861	183,861
Swaps	—	849	—	849
Total assets carried at fair value	$498,336	$12,343,123	$183,861	$13,025,320
Liabilities:
Swaps	$—	$65,420	$—	$65,420
Obligation to return securities obtained as collateral	498,336	—	—	498,336
Total liabilities carried at fair value	$498,336	$65,420	$—	$563,756

The following table presents additional information for the three and six months ended June 30, 2015 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis. The Company did not own any residential whole loans held at fair value during the three and six months ended June 30, 2014.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(In Thousands)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015

Balance at beginning of period	$144,507	$143,472
Purchases and capitalized advances	47,700	53,729
Changes in fair value recorded in Net gain on residential whole loans held at fair value	1,165	1,510
Collection of principal, net of liquidation gains/losses	(6,394)	(8,570)
Transfer to REO	(3,117)	(6,280)
Balance at end of period	$183,861	$183,861

The Company did not transfer any assets or liabilities from one level to another during the six months ended June 30, 2015.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of June 30, 2015:

Fair Value Methodology for Level 3 Financial Instruments

	June 30, 2015
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Input	Range	Weighted Average

Residential whole loans, at fair value (1)	$57,620	Discounted cash flow	Discount rate	6.00-7.50%	6.85%
			Prepayment rate	0.25-10.20%	6.22%
			Default rate	0.00-8.40%	3.08%
			Loss severity	10.00-76.99%	19.79%

	$79,773	Liquidation model	Discount rate	6.75-6.75%	6.75%
			Annual change in home prices	(3.58)-6.67%	0.62%
			Liquidation timeline (in years)	1.00-4.17	1.69
			Current value of underlying properties	$29-$3,440	$452
Total	$137,393

(1)	Excludes unsettled loan purchases as of June 30, 2015.

The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company’s residential whole loans for which the fair value option was elected, at June 30, 2015 and December 31, 2014:

	June 30, 2015			December 31, 2014
(In Thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Residential whole loans, at fair value
Total loans	$183,861	$247,310	$(63,449)	$143,472	$182,613	$(39,141)
Loans 90 days or more past due	$130,207	$184,685	$(54,478)	$128,591	$165,358	$(36,767)

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Agency MBS	$5,331,211	5,331,211	$5,904,207	$5,904,207
Non-Agency MBS, including MBS transferred to consolidated VIEs	6,882,153	6,882,153	4,755,432	4,755,432
CRT securities	128,910	128,910	102,983	102,983
Securities obtained and pledged as collateral	498,336	498,336	512,105	512,105
Residential whole loans, at carrying value	245,402	261,925	207,923	217,386
Residential whole loans, at fair value	183,861	183,861	143,472	143,472
Cash and cash equivalents	218,492	218,492	182,437	182,437
Restricted cash	68,057	68,057	67,255	67,255
Linked Transactions	—	—	398,336	398,336
Swaps	849	849	3,136	3,136
Financial Liabilities:
Repurchase agreements	9,635,036	9,638,056	8,267,388	8,266,699
Securitized debt	62,320	62,558	110,574	110,791
Obligation to return securities obtained as collateral	498,336	498,336	512,105	512,105
Senior Notes	100,000	104,600	100,000	104,720
Swaps	65,420	65,420	62,198	62,198

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

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At June 30, 2015 and December 31, 2014, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

Linked Transactions: As previously discussed, new accounting guidance that was effective for the Company on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting, and as a result, the Company did not have any Linked Transactions at June 30, 2015. The Non-Agency MBS that prior to January 1, 2015 were accounted for as a component of Linked Transactions were valued using similar techniques to those used for the Company’s other Non-Agency MBS.  The value of the underlying MBS was then netted against the carrying amount (which approximates fair value) of the repurchase agreement borrowing at the valuation date.  The fair value of Linked Transactions also included accrued interest receivable on the MBS and accrued interest payable on the underlying repurchase agreement borrowings.  The Company’s Linked Transactions were classified as Level 2 in the fair value hierarchy at December 31, 2014.

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
JUNE 30, 2015

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

17.  Use of Special Purpose Entities and Variable Interest Entities

A Special Purpose Entity (“SPE”) is an entity designed to fulfill a specific limited need of the company that organized it.  SPEs are often used to facilitate transactions that involve securitizing financial assets or resecuritizing previously securitized financial assets.  The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying securitized financial assets on improved terms.  Securitization involves transferring assets to a SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt or equity instruments.  Investors in an SPE usually have recourse only to the assets in the SPE and, depending on the overall structure of the transaction, may benefit from various forms of credit enhancement such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

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

The following table summarizes the key details of the resecuritization transactions in which the Company participated as of June 30, 2015:

(Dollars in Thousands)	February 2012	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	DMSI 2010-RS2
Principal value of Non-Agency MBS sold	$433,347	$985,228
Face amount of Bonds issued by the VIE and purchased by 3rd party investors (1)	$186,691	$373,577
Outstanding amount of Senior Bonds at June 30, 2015	$41,317	$21,003
Pass-through rate for Senior Bonds issued	2.85%	Weighted Average Coupon Rate
Face amount of Senior Support Certificates received by the Company (2)	$218,445	$475,177
Cash received	$186,691	$375,621
Notional amount acquired of non-rated, interest only senior certificates (1)	$186,691	$—
Unamortized deferred costs	$356	$—

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

The Company engaged in these transactions primarily for the purpose of obtaining non-recourse financing on a portion of its Non-Agency MBS portfolio, as well as refinancing a portion of its Non-Agency MBS portfolio on improved terms. Notwithstanding the Company’s participation in these transactions, the risks facing the Company are largely unchanged as the Company remains economically exposed to the first loss position on the underlying MBS transferred to the VIEs.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

The activities that can be performed by an entity created to facilitate a resecuritization transaction are generally specified in the entity’s formation documents. Those documents do not permit the entity, any beneficial interest holder in the entity, or any other party associated with the entity to cause the entity to sell or replace the assets held by the entity, or limit such ability to when specific events of default occur.

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

As of June 30, 2015 and December 31, 2014, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $659.5 million and $1.397 billion, respectively.  These assets are included in the Company’s consolidated balance sheets and disclosed as “Non-Agency MBS transferred to consolidated VIEs, at fair value”.  As of June 30, 2015 and December 31, 2014, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $62.3 million and $110.6 million, respectively.  These Senior Bonds are included in the Company’s consolidated balance sheets and disclosed as “Securitized debt,”  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

During 2015 and subsequent to the repayment of the outstanding balance of Senior Bonds issued by the CSMC Series 2011-1R Trust (the “Trust”), this resecuritization financing structure was terminated. The termination was effected through an exchange of the remaining beneficial interests previously issued by the Trust and held by the Company for the underlying securities that had previously been transferred to and held by the Trust at the date of termination. Following the exchange, the beneficial interests were cancelled by the trustee and the Trust was terminated. The exchange and termination of this financing structure did not result in any gain or loss to the Company. As a result of the termination, the underlying securities originally transferred as part of this resecuritization are reported as Non-Agency MBS in the Company’s consolidated balance sheets at June 30, 2015 and interest income from the underlying securities from the date of termination through June 30, 2015 is reported as Interest income from Non-Agency MBS in the Company’s consolidated statements of operations.

Prior to the completion of the Company’s first resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and, other than acquiring MBS issued by such entities, it had no other involvement with VIEs or QSPEs.

Residential Whole Loans

Included on the Company’s consolidated balance sheets as of June 30, 2015 is a total of $429.3 million of residential whole loans, of which approximately $245.4 million are reported at carrying value and $183.9 million are reported at fair value. The inclusion of these assets arises from the Company’s 100% equity interest in certificates issued by certain trusts established to acquire the loans. Based on its evaluation of its 100% interest in these trusts and other factors, the Company has determined that the trusts are required to be consolidated for financial reporting purposes. During the three and six months ended June 30, 2015, approximately $4.2 million and $7.8 million, respectively, of interest income was recognized from residential whole loans reported at carrying value which is included in Interest Income on the Company’s consolidated statements of operations. In addition, the Company recognized a net gain of approximately $3.2 million and $5.2 million, on residential whole loans held at fair value during the three and six months ended June 30, 2015, respectively, which amounts are included in Other Income, net on the Company’s consolidated statements of operations. (See Note 4)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS, an increase of which could result in a reduction of the yield on MBS in our portfolio and an increase of which could require us to reinvest the proceeds received by us as a result of such prepayments in MBS with lower coupons; changes in the default rates and management’s assumptions regarding default rates on the mortgage loans securing our Non-Agency MBS; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on Non-Agency MBS and the extent of prepayments, realized losses and changes in the composition of our Agency MBS and Non-Agency MBS portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are in engaged in the business of acquiring mortgages and mortgage-related interests; our ability to successfully implement our strategy to grow our residential whole loan portfolio; expected returns on our investments in non-performing residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At June 30, 2015, we had total assets of approximately $13.655 billion, of which $12.213 billion, or 89.4%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $5.331 billion of Agency MBS and $6.882 billion of Non-

Agency MBS which includes $4.290 billion of Legacy Non-Agency MBS and $2.592 billion of RPL/NPL MBS.  In addition, at June 30, 2015, we had approximately $429.3 million in residential whole loans acquired through our interests in consolidated trusts, which represented approximately 3.1% of our total assets. Our remaining investment-related assets were primarily comprised of collateral obtained in connection with reverse repurchase agreements, cash and cash equivalents (including restricted cash), CRT securities, MBS-related receivables, derivative instruments and REO.

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

As of June 30, 2015, approximately $5.652 billion, or 58.7%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $3.969 billion, or 41.3%, was in its contractual adjustable-rate period, or were floating rate MBS with interest rates that reset monthly.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Legacy Non-Agency MBS may differ significantly.  For the three months ended June 30, 2015, our Agency MBS portfolio experienced a weighted average CPR of 14.8%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 14.8%. Over the last consecutive eight quarters, ending with June 30, 2015, the monthly fair value weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 19.7% experienced during the month ended August 31, 2013 to a low of 10.4%, experienced during each of the months ended March 31, 2015 and March 31, 2014, with an average CPR over such quarters of 13.6%.

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

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At June 30, 2015, we had net unrealized gains of $67.7 million on our Agency MBS, comprised of gross unrealized gains of $101.2 million and gross unrealized losses of $33.4 million and net unrealized gains on our Non-Agency MBS of $689.6 million, comprised of gross unrealized gains of $695.2 million and gross unrealized losses of $5.6 million. At June 30, 2015, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our Agency MBS and Non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings under repurchase agreements.  We have also engaged in resecuritization transactions with respect to our Non-Agency MBS, which provide access to non-recourse financing.  Even though the majority of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings and securitized debt will typically change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at June 30, 2015 were comprised of Swaps.

Our Swap derivative instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  Our Swaps do not extend the maturities of our repurchase agreements; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the six months ended June 30, 2015, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $300.0 million and a weighted average fixed-pay rate of 2.06% amortize and/or expire. At June 30, 2015, we had Swaps designated in hedging relationships with an aggregate notional amount of $3.050 billion with a weighted average fixed-pay rate of 1.82% and a weighted average variable interest rate received of 0.19%.

Recent Market Conditions and Our Strategy

During the second quarter of 2015, we continued to invest in residential mortgage assets, including both MBS and, through interests in consolidated trusts, residential whole loans.   At June 30, 2015, our combined MBS portfolio was approximately $12.213 billion compared to $12.573 billion (including $1.913 billion MBS reported as components of Linked Transactions) at December 31, 2014.

At June 30, 2015, $6.882 billion, or 56.3% of our MBS portfolio, was invested in Non-Agency MBS.  During the three months ended June 30, 2015, the fair value of our Non-Agency MBS holdings increased by $26.8 million. The primary components of the change during the quarter in these Non-Agency MBS include $659.4 million of purchases (at a weighted average purchase price of 99.8%) partially offset by $585.2 million of Non-Agency principal reductions, a decrease reflecting Non-Agency MBS price changes of $31.1 million and the sale of Non-Agency MBS with a fair value of $16.3 million.

At June 30, 2015, $5.331 billion, or 43.7% of our MBS portfolio, was invested in Agency MBS.  During the three months ended June 30, 2015, the fair value of our Agency MBS decreased by $340.0 million. This was due to $302.8 million of principal repayments and $11.9 million of premium amortization, and a $25.3 million decrease in net unrealized gains.

During the three months ended June 30, 2015, we purchased, through interests in consolidated trusts, approximately $53.3 million of residential whole loans with an unpaid principal balance of approximately $77.2 million. At June 30, 2015, our total recorded investment in residential whole loans was $429.3 million. Of this amount, $245.4 million is presented as residential whole loans at carrying value and $183.9 million as residential whole loans at fair value in our consolidated balance sheets. For the three months ended June 30, 2015, we recognized approximately $4.2 million of income on residential whole loans held at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 6.88% (excluding servicing costs). In addition, we recorded a net gain on residential whole loans held at fair value of $3.2 million in Other Income, net in our consolidated statements of operations for the three months ended June 30, 2015.

In addition to our investments in Agency MBS and Non-Agency MBS, we invested in CRT securities, which are debt obligations issued by Fannie Mae and Freddie Mac. At June 30, 2015 our investments in these securities totaled $128.9 million.

New accounting guidance that was effective at the beginning of the year prospectively eliminated the use of Linked Transaction accounting. Accordingly, on adoption of the new standard on January 1, 2015, we reclassified $1.913 billion of Non-Agency MBS and $4.6 million of CRT securities that were previously reported as a component of Linked Transactions to Non-Agency MBS and CRT securities respectively on the consolidated balance sheets. In addition, liabilities of $1.520 billion that were previously presented as a component of Linked Transactions were reclassified to Repurchase agreements on the consolidated balance sheets. Furthermore, an amount of $4.5 million representing net unrealized gains on securities previously reported as a component of Linked Transactions as of December 31, 2014 was reclassified from Accumulated deficit to AOCI (See Notes 2(t) and 6 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q).

Our book value per common share was $7.96 as of June 30, 2015. Book value per common share decreased from $8.13 as of March 31, 2015 due primarily to lower unrealized gains on our Legacy Non-Agency MBS, due to slightly lower asset values and the impact of discount accretion income recognized and paid as dividends during the quarter.

At the end of the second quarter of 2015, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the second quarter of 2014, due to prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio decreased to 2.77% for the three months ended June 30, 2015 from 2.99% for the three months ended June 30, 2014.  The net Agency MBS yield decreased to 1.89% for the three months ended June 30, 2015, from 2.26% for the three months ended June 30, 2014.  The net yield for our Legacy Non-Agency MBS portfolio was 7.59% for the three months ended June 30, 2015 compared to 7.72% for the three months ended June 30, 2014.  The decrease in the net yield on our Legacy Non-Agency MBS portfolio is primarily due to the impact of decreases in estimated future interest rates since the second quarter of the prior year partially offset by an increase in accretable discount due the impact of credit reserve releases, in the current and prior year, that have occurred as a result of the improved credit performance of loans underlying the Legacy Non-Agency MBS portfolio. The net yield for our RPL/NPL MBS portfolio was 3.66% for the three months ended June 30, 2015 compared to 4.16% for the three months ended June 30, 2014.  The decrease in the net yield on our RPL/NPL MBS portfolio is primarily due to the addition since the second quarter of 2014 of lower yielding RPL/NPL MBS.

We continue to believe that the loss-adjusted returns we currently earn on our existing portfolio of Legacy Non-Agency MBS are attractive. We believe that our $847.0 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows for our existing Legacy Non-Agency MBS portfolio.  Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency portfolio. Home price appreciation during the past few years has generally been driven by a combination of limited housing supply, low mortgage rates, capital flows into own-to-rent foreclosure purchases and demographic-driven U.S. household formation. We estimate that the average LTV of mortgage loans underlying our Legacy Non-Agency MBS has declined from approximately 105% as of January 2012 to approximately 74% as of June 30, 2015. In addition, we estimate that the percentage of non-delinquent loans underlying our Legacy Non-Agency MBS that are underwater (with LTVs greater than 100%), has declined from approximately 52% as of January 2012 to 11% at June 30, 2015. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Additionally, current to 60-days delinquent transition rates continue to be low relative to their 2009 peak. Further, during 2014 and the first six months of 2015, we have also observed faster voluntary prepayment (i.e., prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio. As a result, during the three months ended June 30, 2015, $5.5 million was transferred from Credit Reserve to accretable discount.  This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Legacy Non-Agency MBS. The remaining average contractual life of such assets is approximately 21 years, but based on scheduled loan amortization and prepayments (both voluntary and involuntary), loan balances will decline substantially over time. Consequently, we believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

At June 30, 2015, we have access to various sources of liquidity which we estimate to be in excess of $841.6 million. This amount includes (i) $218.5 million of cash and cash equivalents; (ii) $374.4 million in estimated financing available from unpledged Agency MBS and from other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $248.7 million in estimated financing available from unpledged Non-Agency MBS. Consequently, we believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.  During the remainder of 2015, we intend to continue to selectively acquire MBS and residential whole loans. In addition, while the majority of our Legacy Non-Agency MBS will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 75% of face value at June 30, 2015.

Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At June 30, 2015, our debt consisted of borrowings under repurchase agreements with 26 counterparties, securitized debt, Senior Notes outstanding and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 3.3 times. Subsequent to June 30, 2015, our wholly owned subsidiary, MFA Insurance, Inc. became a member of the Federal Home Loan Bank of Des Moines, further diversifying our potential sources of funding for residential mortgage investments.

  (See table on page 74 under Results of Operations that presents our quarterly leverage multiples since June 30, 2014.)

Information About Our Assets

The tables below present certain information about our asset allocation at June 30, 2015:

ASSET ALLOCATION

	Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (1)		MBS Portfolio	Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		Other, net (3)		Total
(Dollars in Thousands)
Fair Value/Carrying Value	$5,331,211		$4,290,462		$2,591,691		$12,213,364	$245,402		$183,861		$411,437		$13,054,064
Less Payable for Unsettled Purchases	—		—		—		—	—		(46,468)		—		(46,468)
Less Repurchase Agreements	(4,672,707)		(2,692,811)		(2,044,697)		(9,410,215)	(46,449)		(85,451)		(92,921)		(9,635,036)
Less Securitized Debt	—		(62,320)		—		(62,320)	—		—		—		(62,320)
Less Senior Notes	—		—		—		—	—		—		(100,000)		(100,000)
Equity Allocated	$658,504		$1,535,331		$546,994		$2,740,829	$198,953		$51,942		$218,516		$3,210,240
Less Swaps at Market Value	—		—		—		—	—		—		(64,571)		(64,571)
Net Equity Allocated	$658,504		$1,535,331		$546,994		$2,740,829	$198,953		$51,942		$153,945		$3,145,669
Debt/Net Equity Ratio (4)	7.10	x	1.79	x	3.74	x		0.23	x	2.54	x		3.27	x

(1)
Represents private-label MBS issued in 2013, 2014 and 2015 in which the underlying collateral consists of re-performing/non-performing loans that were originated in prior years. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
The carrying value of such loans reflects the purchase price, accretion of income, cash received and provision for loan losses since acquisition. At June 30, 2015, the fair value of such loans is estimated to be $261.9 million.

(3)
Includes cash and cash equivalents and restricted cash, securities obtained and pledged as collateral, CRT securities, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral of $498.3 million, interest payable, dividends payable and accrued expenses and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements, payable for unsettled MBS purchases and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes the obligation to return securities obtained as collateral of $498.3 million and Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of June 30, 2015 and December 31, 2014:

June 30, 2015

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,569,346	104.3%	103.7%	$1,626,951	38	3.00%	9.7%
HARP (4)	162,461	104.7	103.7	168,408	37	2.98	12.1
Other (Post June 2009) (5)	166,998	103.9	106.6	178,081	57	4.15	16.1
Other (Pre June 2009) (6)	1,017	104.9	106.8	1,086	73	4.50	0.8
Total 15-Year Fixed Rate	$1,899,822	104.3%	103.9%	$1,974,526	39	3.10%	10.4%

Hybrid:
Other (Post June 2009) (5)	$2,062,306	104.4%	105.5%	$2,175,179	50	2.96%	21.4%
Other (Pre June 2009) (6)	977,490	101.7	106.8	1,043,863	103	2.49	9.4
Total Hybrid	$3,039,796	103.5%	105.9%	$3,219,042	67	2.81%	17.6%
CMO/Other	$130,236	102.5%	104.7%	$136,317	169	2.44%	10.8%
Total Portfolio	$5,069,854	103.8%	105.1%	$5,329,885	59	2.91%	14.8%

December 31, 2014

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,705,386	104.3%	104.0%	$1,773,255	32	3.01%	7.7%
HARP (4)	177,193	104.7	104.0	184,192	31	2.99	6.5
Other (Post June 2009) (5)	192,325	103.9	107.2	206,132	51	4.15	13.0
Other (Pre June 2009) (6)	1,069	104.9	107.7	1,151	67	4.50	0.8
Total 15-Year Fixed Rate	$2,075,973	104.3%	104.3%	$2,164,730	34	3.12%	8.1%

Hybrid:
Other (Post June 2009) (5)	$2,343,186	104.4%	105.4%	$2,469,714	44	3.15%	17.9%
Other (Pre June 2009) (6)	1,049,495	101.7	106.8	1,120,830	97	2.82	8.8
Total Hybrid	$3,392,681	103.6%	105.8%	$3,590,544	60	3.04%	15.1%
CMO/Other	$141,639	102.5%	104.8%	$148,391	163	2.41%	8.9%
Total Portfolio	$5,610,293	103.8%	105.2%	$5,903,665	53	3.06%	12.3%

(1)  Does not include principal payments receivable of $1.3 million and $542,000 at June 30, 2015 and December 31, 2014, respectively.
(2)  Weighted average is based on MBS current face at June 30, 2015 and December 31, 2014, respectively.
(3)  Low loan balance represents MBS collateralized by mortgages with an original loan balance of less than or equal to $175,000.
(4)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.
(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.
(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of June 30, 2015 and December 31, 2014:

June 30, 2015

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$904,781	104.0%	101.9%	$922,375	30	3.04%	100%	7.3%
3.0%	389,128	105.9	103.9	404,279	36	3.49	100	9.4
3.5%	10,389	103.5	105.6	10,972	56	4.17	100	24.7
4.0%	509,036	103.5	107.0	544,600	55	4.40	79	15.2
4.5%	86,488	105.2	106.7	92,300	59	4.88	33	17.5
Total 15-Year Fixed Rate	$1,899,822	104.3%	103.9%	$1,974,526	39	3.58%	91%	10.4%

December 31, 2014

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$969,213	104.0%	102.2%	$990,328	24	3.04%	100%	6.1%
3.0%	420,623	105.9	104.2	438,377	30	3.49	100	4.4
3.5%	11,990	103.5	106.0	12,706	50	4.17	100	11.7
4.0%	575,040	103.5	107.2	616,662	49	4.40	79	12.4
4.5%	99,107	105.2	107.6	106,657	53	4.88	32	16.9
Total 15-Year Fixed Rate	$2,075,973	104.3%	104.3%	$2,164,730	34	3.60%	91%	8.1%

(1)  Does not include principal payments receivable of $1.3 million and $542,000 at June 30, 2015 and December 31, 2014, respectively.
(2)  Weighted average is based on MBS current face at June 30, 2015 and December 31, 2014, respectively.
(3)  Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of June 30, 2015 and December 31, 2014:

June 30, 2015

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$825,269	104.2%	106.6%	$880,012	2.76%	57	10	22%	22.8%
Agency 7/1	964,507	104.5	104.8	1,010,432	3.06	45	38	21	21.3
Agency 10/1	272,530	104.7	104.5	284,735	3.21	41	78	60	17.9
Total Hybrids Post June 2009	$2,062,306	104.4%	105.5%	$2,175,179	2.96%	50	32	27%	21.4%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$921,690	101.7%	106.8%	$984,118	2.29%	103	5	60%	8.8%
Coupon >= 4.5% (6)	55,800	101.5	107.1	59,745	5.74	96	23	73	19.4
Total Hybrids Pre June 2009	$977,490	101.7%	106.8%	$1,043,863	2.49%	103	6	60%	9.4%
Total Hybrids	$3,039,796	103.5%	105.9%	$3,219,042	2.81%	67	24	37%	17.6%

December 31, 2014

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$953,410	104.2%	106.4%	$1,014,865	3.21%	51	11	22%	22.9%
Agency 7/1	1,091,645	104.5	104.7	1,143,315	3.07	40	43	20	14.8
Agency 10/1	298,131	104.7	104.5	311,534	3.22	36	83	59	12.7
Total Hybrids Post June 2009	$2,343,186	104.4%	105.4%	$2,469,714	3.15%	44	35	26%	17.9%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$864,414	101.8%	106.7%	$922,639	2.29%	99	6	57%	7.2%
Coupon >= 4.5% (6)	185,081	101.2	107.1	198,191	5.26	84	13	80	15.6
Total Hybrids Pre June 2009	$1,049,495	101.7%	106.8%	$1,120,830	2.82%	97	7	61%	8.8%
Total Hybrids	$3,392,681	103.6%	105.8%	$3,590,544	3.04%	60	26	37%	15.1%

(1)  Does not include principal payments receivable of $1.3 million and $542,000 at June 30, 2015 and December 31, 2014, respectively.
(2)  Weighted average is based on MBS current face at June 30, 2015 and December 31, 2014, respectively.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest-only period.  Percentage is based on MBS current face at June 30, 2015 and December 31, 2014, respectively.
(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.
(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at June 30, 2015 and December 31, 2014. As previously discussed, new accounting guidance that was effective on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and as a result we did not have any Linked Transactions effective January 1, 2015. Accordingly, on adoption of the new standard on January 1, 2015, we reclassified $1.913 billion of Non-Agency MBS and $4.6 million of CRT securities that had previously been reported as a component of Linked Transactions to Non-Agency MBS and CRT securities, respectively on our consolidated balance sheets. Non-Agency MBS at December 31, 2014 is presented: (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements (effective on such date); and (iii) on a combined basis (Non-GAAP).

(In Thousands)	June 30, 2015		December 31, 2014
(i) Non-Agency MBS (GAAP - excluding Linked Transactions)
Face/Par	$7,402,196		$5,319,901
Fair Value	6,882,153		4,755,432
Amortized Cost	6,192,562		4,020,241
Purchase Discount Designated as Credit Reserve and OTTI	(847,017)	(1)	(900,557)	(2)
Purchase Discount Designated as Accretable	(362,946)		(399,564)
Purchase Premiums	329		461

(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par			$1,922,487
Fair Value			1,913,189
Amortized Cost			1,908,776
Purchase Discount Designated as Credit Reserve			(15,543)
Purchase Discount Designated as Accretable			1,832

(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Face/Par			$7,242,388
Fair Value			6,668,621
Amortized Cost			5,929,017
Purchase Discount Designated as Credit Reserve and OTTI			(916,100)	(3)
Purchase Discount Designated as Accretable			(397,732)
Purchase Premiums			461

(1)  Includes discount designated as Credit Reserve of $824.8 million and OTTI of $22.2 million.
(2)  Includes discount designated as Credit Reserve of $877.6 million and OTTI of $23.0 million.
(3)  Includes discount designated as Credit Reserve of $893.1 million and OTTI of $23.0 million.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, for the three months ended June 30, 2015 and June 30, 2014. As previously discussed, new accounting guidance that was effective for us on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and, as a result, we did not have any Linked Transactions effective January 1, 2015. The information presented for the three months ended June 30, 2014 includes securities underlying Linked Transactions and is presented on both a GAAP and Non-GAAP basis (effective on such date):

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(873,533)	$(388,708)	$(1,041,933)	$(442,156)
Accretion of discount	—	24,095	—	25,766
Realized credit losses	21,226	—	23,359	—
Purchases	(711)	(715)	(3,018)	1,636
Sales	848	7,833	10,269	3,124
Net impairment losses recognized in earnings	(298)	—	—	—
Transfers/release of credit reserve	5,451	(5,451)	24,481	(24,481)
Balance at the end of period	$(847,017)	$(362,946)	$(986,842)	$(436,111)

	Three Months Ended June 30, 2014
Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(10,705)	$(2,177)
Accretion of discount	—	245
Realized credit losses	130	—
Purchases	(519)	212
Balance at the end of period	$(11,094)	$(1,720)

	Three Months Ended June 30, 2014
Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,052,638)	$(444,333)
Accretion of discount	—	26,011
Realized credit losses	23,489	—
Purchases	(3,537)	1,848
Sales	10,269	3,124
Transfers/release of credit reserve	24,481	(24,481)
Balance at the end of period	$(997,936)	$(437,831)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, for the six months ended June 30, 2015 and June 30, 2014. As previously discussed, new accounting guidance that was effective for us on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and as a result we did not have any Linked Transactions effective January 1, 2015. The information presented for the six months ended June 30, 2014 includes securities underlying Linked Transactions and is presented on both a GAAP and Non-GAAP basis (effective on such date):

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(900,557)	$(399,564)	$(1,043,037)	$(460,039)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	(15,543)	1,832	—	—
Accretion of discount	—	48,895	—	53,197
Realized credit losses	40,850	—	48,396	—
Purchases	(745)	(4,125)	(66,335)	25,042
Sales	1,897	17,802	13,756	6,067
Net impairment losses recognized in earnings	(705)	—	—	—
Transfers/release of credit reserve	27,786	(27,786)	60,378	(60,378)
Balance at the end of period	$(847,017)	$(362,946)	$(986,842)	$(436,111)

	Six Months Ended June 30, 2014
Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(4,721)	$(3,212)
Accretion of discount	—	560
Realized credit losses	250	—
Purchases	(6,738)	1,047
Transfers/release of credit reserve	115	(115)
Balance at the end of period	$(11,094)	$(1,720)

	Six Months Ended June 30, 2014
Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,047,758)	$(463,251)
Accretion of discount	—	53,757
Realized credit losses	48,646	—
Purchases	(73,073)	26,089
Sales	13,756	6,067
Transfers/release of credit reserve	60,493	(60,493)
Balance at the end of period	$(997,936)	$(437,831)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents information with respect to the yield components of our Non-Agency MBS for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS
Coupon Yield (1)	5.06%	3.57%	5.27%	4.16%
Effective Yield Adjustment (2)	2.53	0.09	2.45	—
Net Yield	7.59%	3.66%	7.72%	4.16%

(1)
Reflects the annualized coupon interest income divided by the average amortized cost.  The discounted purchase price on Legacy Non-Agency MBS causes the coupon yield to be higher than the pass-through coupon interest rate.

(2)
The effective yield adjustment is the difference between the net yield, calculated utilizing management’s estimates of timing and amount of future cash flows for Legacy Non-Agency MBS and RPL/NPL MBS, less the current coupon yield.

The information presented as of December 31, 2014 and for the three and six months ended June 30, 2014 in the tables on pages 60-62, includes certain underlying Non-Agency MBS and the associated repurchase agreement borrowings that were disclosed both separately and/or on a combined basis with our Non-Agency MBS portfolio.  Prior to January 1, 2015, for GAAP financial reporting purposes, we were required to account for these items as Linked Transactions.  Consequently, the presentation of this information in the above tables constitutes Non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC.

In assessing the performance of our Non-Agency MBS portfolio prior to January 1, 2015, we did not view these transactions as linked, but rather viewed the performance of the underlying Non-Agency MBS and the related repurchase agreement borrowings as we would any other Non-Agency MBS that was not part of a linked transaction.  Accordingly, as Linked Transactions accounting was discontinued on January 1, 2015, we consider that the Non-GAAP information disclosed in the above tables for prior periods provides appropriate comparability to current period disclosures for our Non-Agency MBS portfolio.

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal, and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at June 30, 2015 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	One to Five Years		Five to Ten Years		Over Ten Years		Total MBS (1)
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$826	2.79%	$90,840	3.50%	$4,191,670	1.91%	$4,283,336	$4,354,077	1.94%
Freddie Mac	—	—	65,598	2.86%	904,274	2.01	969,872	966,618	2.07
Ginnie Mae	—	—	—	—	10,254	1.47	10,254	10,516	1.47
Total Agency MBS	$826	2.79%	$156,438	3.23%	$5,106,198	1.92%	$5,263,462	$5,331,211	1.96%
Non-Agency MBS	$445,240	3.53%	$10,439	6.02%	$5,736,883	6.02%	$6,192,562	$6,882,153	5.85%
Total MBS	$446,066	3.53%	$166,877	3.40%	$10,843,081	4.09%	$11,456,024	$12,213,364	4.06%

(1)  We did not have any MBS with contractual maturities of less than one year at June 30, 2015.

At June 30, 2015, our CRT securities had an amortized cost of $126.6 million, a fair value of $128.9 million, a weighted average yield of 4.80% and weighted average time to maturity of 9.2 years.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loans at June 30, 2015 and does not reflect estimated prepayments or scheduled amortization. For residential whole loans at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Residential Whole Loans at Carrying Value	Residential Whole Loans at Fair Value
Amount due:
Within one year	$1,250	$71
After one year:
Over one to five years	1,902	499
Over five years	242,250	183,291
Total due after one year	$244,152	$183,790
Total residential whole loans	$245,402	$183,861

The following table presents at June 30, 2015, the dollar amount of our residential whole loans at fair value, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Residential Whole Loans at Fair Value
Interest rates:
Fixed	$119,100
Adjustable	64,690
Total	$183,790

Information is not presented for residential whole loans at carrying value as income is recognized based on pools of assets with similar risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than on the contractual coupons of the underlying loans.

The following table presents additional information regarding our residential whole loans at fair value at June 30, 2015 and December 31, 2014:

	Residential Whole Loans, at Fair Value
(Dollars in Thousands)	June 30, 2015	December 31, 2014
Loans 90 days or more past due:
Number of Loans	710	779
Aggregate Amount Outstanding	$130,207	$128,591

No residential whole loans at carrying value are considered 90 days or more past due as income on such loans is recognized based on pools of assets with similar credit risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than the contractual coupons of the underlying loans.

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

The table below summarizes our exposure to our counterparties at June 30, 2015, by country:

Country	Number of Counterparties	Repurchase Agreement Financing		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland	2	$2,081,963		$—	$609,481	4.46%
United Kingdom	2	407,430		—	51,982	0.38
France	2	478,227		—	58,741	0.43
Holland	1	213,448		233	9,956	0.07
Germany	1	—		318	93	—
Total	8	3,181,068		551	730,253	5.34%
Other Countries:
United States (3)	12	$5,121,617		$(65,122)	$965,047	7.07%
Canada (4)	3	976,999		—	381,936	2.80
Japan	4	646,871		—	37,109	0.27
China	1	208,480		—	11,344	0.08
Total	20	6,953,967		(65,122)	1,395,436	10.22%
Total Counterparty Exposure	28	$10,135,035	(5)	$(64,571)	$2,125,689	15.56%

(1)
Represents for each counterparty the amount of cash and/or securities pledged as collateral less the aggregate of repurchase agreement financing, Swaps at fair value, and net interest receivable/payable on all such instruments.

(2)	Includes European-based counterparties as well as U.S.-domiciled subsidiaries of the European parent entity.

(3)	Includes one counterparty that is a central clearing house for our Swaps.

(4)	Includes exposure to foreign based affiliates of the Canadian parent entity.

(5)	Includes $500.0 million of repurchase agreements entered into in connection with contemporaneous repurchase and reverse repurchase agreements with a single counterparty.

At June 30, 2015, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

We estimate that for the six months ended June 30, 2015, our taxable income was approximately $157.4 million. Based on dividends paid or declared during the six months ended June 30, 2015, we have undistributed taxable income of approximately $13.6 million, or $0.04 per share. We have until the filing of our 2015 tax return (due not later than September 15, 2016) to declare the distribution of any 2015 REIT taxable income not previously distributed.

Regulatory Developments

The U.S. Congress, Board of Governors of the Federal Reserve System, U.S. Treasury, Federal Deposit Insurance Corporation, SEC and other governmental and regulatory bodies have taken and continue to consider additional actions in response to the 2007-2008 financial crisis.  In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act) created a new regulator, an independent bureau housed within the Federal Reserve System and known as the Consumer Financial Protection Bureau (or the CFPB). The CFPB has broad authority over a wide range of consumer financial products and services, including mortgage lending.  One portion of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or Mortgage Reform Act), contains underwriting and servicing standards for the mortgage industry, as well as restrictions on compensation for mortgage originators.  In addition, the Mortgage Reform Act grants broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating Rating Agencies.

The Dodd-Frank Act requires that numerous regulations be issued, many of which (including those mentioned above regarding underwriting and mortgage originator compensation) have only recently been implemented and operationalized. As a result, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws that may be adopted in the future, will affect our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, the securitization industry, Swaps and other derivatives.  However, at a minimum, we believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

In addition to the regulatory actions being implemented under the Dodd-Frank Act, on August 31, 2011, the SEC issued a concept release under which it is reviewing interpretive issues related to Section 3(c)(5)(C) of the Investment Company Act.  Section 3(c)(5)(C) excludes from the definition of “investment company” entities that are primarily engaged in, among other things, “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.”  Many companies that engage in the business of acquiring mortgages and mortgage-related instruments seek to rely on existing interpretations of the SEC Staff with respect to Section 3(c)(5)(C) so as not to be deemed an investment company for the purpose of regulation under the Investment Company Act.  In connection with the concept release, the SEC requested comments on, among other things, whether it should reconsider its existing interpretation of Section 3(c)(5)(C). To date the SEC has not taken or otherwise announced any further action in connection with the concept release.

Congress also continues to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’s guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform.  While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations.  As the Federal Housing Finance Agency and both houses of Congress continue to consider various measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2015.

Results of Operations

Quarter Ended June 30, 2015 Compared to the Quarter Ended June 30, 2014

General

For the second quarter of 2015, we had net income available to our common stock and participating securities of $74.3 million, or $0.20 per basic and diluted common share, compared to net income available to common stock and participating securities of $75.0 million, or $0.20 per basic and diluted common share, for the second quarter of 2014.  The decrease in net income available to our common stock and participating securities reflects loan servicing and other related operating expenses which were not incurred in the second quarter of 2014, partially offset by an increase in net interest income and net gains on residential whole loans held at fair value, primarily reflecting coupon interest payments received and changes in the fair value of the underlying loans during the quarter. In addition, net income for the comparable prior period includes net unrealized gains on Linked Transactions which were not repeated in the current period as the Company adopted revised accounting standards on January 1, 2015 that prospectively eliminated Linked Transactions accounting.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS.  Interest rates and CPRs (which measure the amount of unscheduled principal prepayment on a bond as a percentage of the bond balance) vary according to the type of investment, conditions in the financial markets, and other factors, none of which can be predicted with any certainty.

The changes in average interest-earning assets and average interest-bearing liabilities and their related yields and costs are discussed in greater detail below under “Interest Income” and “Interest Expense.”

For the second quarter of 2015, our net interest spread and margin were 2.33% and 2.66%, respectively, compared to a net interest spread and margin of 2.42% and 2.80%, respectively, for the second quarter of 2014. Our net interest income increased by $3.1 million, or 3.9%, to $81.1 million from $78.1 million for the second quarter of 2014.  Current quarter net interest income from Agency and Legacy Non-Agency MBS declined compared to the second quarter of 2014 by approximately $17.2 million, primarily due to lower average balances of these MBS and associated MBS repurchase agreement financings. This was offset by higher net interest income on RPL/NPL MBS and CRT securities of approximately $15.6 million. Prior to January 1, 2015, the majority of these assets and associated repurchase agreement financings were reported as components of Linked Transactions with net income reported in Other Income, net in our consolidated statement of operations. In addition, net interest income for the current quarter compared to the second quarter of 2014 was approximately $4.7 million higher due to higher investments in residential whole loans at carrying value and lower outstanding balances of securitized debt. The net interest spread on our Agency MBS portfolio decreased to 0.83% for the second quarter of 2015 compared to 1.13% for the second quarter of 2014. The net interest spread on our Legacy Non-Agency MBS portfolio increased to 4.82% for the second quarter of 2015 compared to 4.61% for the second quarter of 2014. The net interest spread on our RPL/NPL MBS portfolio was 2.06% for the second quarter of 2015. In the comparable prior period, the majority of our RPL/NPL MBS were reported as Linked Transactions with net interest income reported in Other Income, net.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended June 30, 2015 and 2014.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended June 30,
	2015				2014
(Dollars in Thousands)	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Agency MBS (1)	$5,443,465		$25,739	1.89%	$6,670,666		$37,609	2.26%
Legacy Non-Agency MBS (1)	3,711,855		70,428	7.59	4,198,470		80,983	7.72
RPL/NPL MBS (1)	2,411,958		22,083	3.66	3,143		33	4.16
Total MBS	11,567,278		118,250	4.09	10,872,279		118,625	4.36
CRT securities (1)	125,597		1,524	4.85	—		—	—
Residential whole loans, at carrying value (2)	243,689		4,193	6.88	—		—	—
Cash and cash equivalents (3)	254,117		29	0.05	273,038		17	0.02
Total interest-earning assets	12,190,681		123,996	4.07	11,145,317		118,642	4.26
Total non-interest-earning assets (2)	1,582,293				1,479,676
Total assets	$13,772,974				$12,624,993

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements (4)	$4,881,361		$12,873	1.06	$5,903,349		$16,671	1.13
Legacy Non-Agency repurchase agreements (4)	2,695,134		18,562	2.76	2,560,786		20,019	3.14
RPL/NPL repurchase agreements	1,914,849		7,627	1.60	—		—	—
CRT securities repurchase agreements	93,460		397	1.70	—		—	—
Residential whole loan repurchase agreements	135,389		764	2.26	—		—	—
Total repurchase agreements	9,720,193		40,223	1.66	8,464,135		36,690	1.74
Securitized debt	80,754		618	3.07	264,806		1,871	2.83
Senior Notes	100,000		2,008	8.03	100,000		2,008	8.03
Total interest-bearing liabilities	9,900,947		42,849	1.74	8,828,941		40,569	1.84
Total non-interest-bearing liabilities	679,506				552,876
Total liabilities	10,580,453				9,381,817
Stockholders’ equity	3,192,521				3,243,176
Total liabilities and stockholders’ equity	$13,772,974				$12,624,993

Net interest income/ net interest rate spread (5)			$81,147	2.33%			$78,073	2.42%
Net interest-earning assets/ net interest margin (6)	$2,289,734			2.66%	$2,316,376			2.80%
Ratio of interest-earning assets to interest-bearing liabilities	1.23	x			1.26	x

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

(2)	Excludes residential whole loans held at fair value that are reported as a component of total non-interest-earning assets.

(3)	Includes average interest-earning cash, cash equivalents and restricted cash.

(4)	Average cost of repurchase agreements includes the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration.

(5)	Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.

(6)	Net interest margin reflects annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2015
	Compared to
	Three Months Ended June 30, 2014
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(6,324)	$(5,546)	$(11,870)
Legacy Non-Agency MBS	(9,251)	(1,304)	(10,555)
RPL/NPL MBS	22,054	(4)	22,050
CRT securities	1,524	—	1,524
Residential whole loans, at carrying value (1)	4,193	—	4,193
Cash and cash equivalents	(1)	13	12
Total net change in income from interest-earning assets	$12,195	$(6,841)	$5,354

Interest-bearing liabilities:
Agency repurchase agreements	$(2,748)	$(1,050)	$(3,798)
Legacy Non-Agency repurchase agreements	1,012	(2,469)	(1,457)
RPL/NPL repurchase agreements	7,627	—	7,627
CRT securities repurchase agreements	397	—	397
Residential whole loan repurchase agreements	764	—	764
Securitized debt	(1,397)	144	(1,253)
Senior Notes	—	—	—
Total net change in expense of interest-bearing liabilities	$5,655	$(3,375)	$2,280
Net change in net interest income	$6,540	$(3,466)	$3,074

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
June 30, 2015	2.33%	2.66%
March 31, 2015	2.44	2.77
December 31, 2014	2.41	2.76
September 30, 2014	2.30	2.67
June 30, 2014	2.42	2.80

(1)  Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)  Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)
June 30, 2015	1.89%	1.06%	0.83%	7.59%	2.77%	4.82%	3.66%	1.60%	2.06%	4.09%	1.65%	2.44%
March 31, 2015	2.22	1.13	1.09	7.64	2.85	4.79	3.62	1.52	2.10	4.26	1.69	2.57
December 31, 2014	2.17	1.12	1.05	7.68	2.95	4.73	3.19	1.60	1.59	4.33	1.76	2.57
September 30, 2014	2.09	1.14	0.95	7.70	2.97	4.73	3.51	1.50	2.01	4.28	1.75	2.53
June 30, 2014	2.26	1.13	1.13	7.72	3.11	4.61	4.16	—	4.16	4.36	1.77	2.59

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency cost of funding includes 70, 78, 79, 82 and 81 basis points and Legacy Non-Agency cost of funding includes 68, 78, 84, 89 and 88 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014 and June 30, 2014, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the second quarter of 2015 decreased by $11.9 million, or 31.6% to $25.7 million from $37.6 million for the second quarter of 2014.  This change primarily reflects a $1.227 billion decrease in the average amortized cost of our Agency MBS portfolio to $5.443 billion for the second quarter of 2015 from $6.671 billion for the second quarter of 2014. In addition, the net yield on our Agency MBS decreased to 1.89% for the second quarter of 2015 from 2.26% for the second quarter of 2014. At the end of the second quarter of 2015, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the second quarter of 2014, as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio decreased to 2.77% for the second quarter of 2015 from 2.99% for the second quarter of 2014.  During the second quarter of 2015, our Agency MBS portfolio experienced a 14.8% CPR and we recognized $11.9 million of net premium amortization compared to a CPR of 13.0% and $12.2 million of net premium amortization for the second quarter of 2014. At June 30, 2015, we had net purchase premiums on our Agency MBS of $192.3 million, or 3.8% of current par value, compared to net purchase premiums of $213.3 million, or 3.8% of par value at December 31, 2014.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased $11.5 million, or 14.2%, for the second quarter of 2015 to $92.5 million compared to $81.0 million for the second quarter of 2014. For the second quarter of 2015 Non-Agency MBS interest income reflected the inclusion of MBS that, prior to January 1, 2015, were accounted for as components of Linked Transactions and income from such securities was reported in Other Income, net in prior periods. In addition, primarily due to the accounting change for Linked Transactions, the average amortized cost of our Non-Agency MBS increased by $1.922 billion or 45.7%, to $6.124 billion from $4.202 billion for the second quarter of 2014. Our Legacy Non-Agency MBS portfolio yielded 7.59% for the second quarter of 2015 compared to 7.72% for the second quarter of 2014. The decrease in the yield on our Legacy Non-Agency MBS is primarily due to prepayments on higher yielding assets in the portfolio, partially offset by increases in accretable discount due to the impact of credit reserve releases, in the current and prior year, that have occurred as a result of the improved credit performance of loans underlying the Legacy Non-Agency MBS portfolio. Our RPL/NPL MBS portfolio yielded 3.66% for the second quarter of 2015 compared to 4.16% for the second quarter of 2014. The increase in interest income on our RPL/NPL MBS is primarily due to the $2.409 billion increase in the average amortized cost of our RPL/NPL MBS to $2.412 billion for the second quarter of 2015 from $3.1 million for the second quarter of 2014. During the second quarter of 2015, we recognized net purchase discount accretion of $24.0 million on our Non-Agency MBS, compared to $25.7 million for the second quarter of 2014.  At June 30, 2015, we had net purchase discounts of $1.210 billion, including Credit Reserve and previously recognized OTTI of $847.0 million, on our Legacy Non-Agency MBS, or 25.1% of par value.  During the second quarter of 2015 we reallocated $5.5 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPR experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
June 30, 2015	2.77%	1.89%	14.8%	5.06%	7.59%	14.8%	3.57%	3.66%	28.6%
March 31, 2015	2.99	2.22	10.9	5.11	7.64	11.1	3.56	3.62	19.6
December 31, 2014	2.91	2.17	12.3	5.13	7.68	12.5	3.91	3.19	17.6
September 30, 2014	2.94	2.09	15.1	5.18	7.70	12.7	3.51	3.51	19.7
June 30, 2014	2.99	2.26	13.0	5.27	7.72	12.1	4.16	4.16	15.8

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

Interest Expense

Our interest expense for the second quarter of 2015 increased by $2.3 million, or 5.6% to $42.8 million, from $40.6 million for the second quarter of 2014.  This increase primarily reflects an increase in our average borrowings to finance Non-Agency MBS (primarily due to the reclassification of repurchase agreements previously reported as a component of Linked Transactions as discussed above), residential whole loans and CRT securities, which was partially offset by the lower effective interest rate paid on borrowings to finance both Non-Agency and Agency MBS, a decrease in our average borrowings to finance Agency MBS, and a decrease in the average balance of securitized debt.

At June 30, 2015, we had repurchase agreement borrowings of $9.635 billion of which $3.050 billion was hedged with Swaps, and securitized debt of $62.3 million.  At June 30, 2015, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 1.82% and extended 51 months on average with a maximum remaining term of approximately 98 months.

The following table presents information about our securitized debt at June 30, 2015:

	At June 30, 2015
Benchmark Interest Rate	Securitized Debt	Interest Rate
(Dollars in Thousands)
Fixed Rate	$41,317	2.85%
Weighted Average Coupon Rate	21,003	3.78
Total	$62,320	3.16%

The effective interest rate paid on our borrowings decreased to 1.74% for the quarter ended June 30, 2015 from 1.84% for the quarter ended June 30, 2014.  This decrease reflects the lower effective interest rate paid on repurchase agreement financings associated with our Non-Agency MBS (including the allocation of Swap expense) and Agency MBS portfolios, the lower average balance of Agency repurchase agreements and the lower average balance of securitized debt partially offset by the increase in our average balance to finance Non-Agency repurchase agreements.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $13.2 million or 53 basis points, for the second quarter of 2015, compared to interest expense of $18.1 million, or 83 basis points, for the second quarter of 2014.  The weighted average fixed-pay rate on our Swaps designated as hedges decreased to 1.83% for the quarter ended June 30, 2015 from 1.92% for the quarter ended June 30, 2014.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 0.18% for the quarter ended June 30, 2015 from 0.15% for the quarter ended June 30, 2014.  During the quarter ended June 30, 2015, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $300.0 million and a weighted average fixed-pay rate of 2.06% amortize and/or expire.

We expect that our interest expense and funding costs for the remainder of 2015 will be impacted by market interest rates, the amount of our borrowings and incremental hedging activity, existing and future interest rates on our hedging instruments and the extent to which we execute additional longer-term structured financing transactions.  As a result of these variables, our borrowing costs cannot be predicted with any certainty.  (See Notes 6, 8 and 16 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

OTTI

During the second quarter of 2015 we recognized OTTI charges through earnings of $298,000 against certain of our Non-Agency MBS. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows. We did not recognize any OTTI charges through earnings against our Non-Agency MBS during the second quarter of 2014. At June 30, 2015, we had 269 Agency MBS with a gross unrealized loss of $33.4 million and 52 Non-Agency MBS with a gross unrealized loss of $5.6 million.  Impairments on Agency MBS in an unrealized loss position at June 30, 2015 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such securities, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in our analysis of expected cash flows for our Legacy Non-Agency MBS and any determination of the credit component of OTTI.

Other Income, net

For the second quarter of 2015, Other Income, net decreased by $2.1 million to $10.2 million from $12.3 million for the second quarter of 2014.  Other Income, net for the second quarter of 2015 primarily reflects $7.6 million of gross gains realized on the sale of $16.3 million Non-Agency MBS and a $3.2 million net gain recorded on residential whole loans held at fair value. During the three months ended June 30, 2014, we sold Non-Agency MBS for $26.5 million, realizing gross gains of $7.9 million. Other Income, net for the current quarter also includes an adjustment to the carrying value of REO of approximately $1.4 million, reflecting updated estimates of the amounts expected to be realized on liquidation of these assets. In addition, the three months ended June 30, 2014 included unrealized net gains and net interest income on Linked Transactions of $3.8 million, which included interest income of $2.9 million on the underlying Non-Agency MBS, interest expense of $921,000 on the borrowings under repurchase agreements and an increase of $1.8 million in the fair value of the underlying securities.  As previously mentioned, new accounting guidance effective on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and as a result we did not have any Linked Transactions effective January 1, 2015 (See Note 6 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

Operating and Other Expense

For the second quarter of 2015, we had compensation and benefits and other general and administrative expense of $11.2 million, or 1.40% of average equity, compared to $10.0 million, or 1.23% of average equity, for the second quarter of 2014.  The $630,000 increase in our compensation and benefits expense to $6.5 million for the second quarter of 2015, compared to $5.9 million for the second quarter of 2014, primarily reflects higher compensation related costs due to our wider residential asset strategy. Our other general and administrative expenses increased by $597,000 to $4.7 million for the quarter ended June 30, 2015 compared to $4.1 million for the quarter ended June 30, 2014, primarily due to higher professional services and an increase in network and software and data analytics related expenses.

Operating and Other Expense for the second quarter of 2015 also included $1.7 million of loan servicing and other related operating expenses related to our residential whole loan activities. Consistent with our increased investment in this asset class, these expenses increased compared to the second quarter of 2014 by approximately $1.2 million and primarily reflect higher servicing costs, non-recoverable advances and provisions for loan loss.

Operating and Other Expense for the second quarter of 2014, included a $1.2 million accrual of interest with respect to prior years undistributed taxable income.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
June 30, 2015	2.16%	9.31%	23.18%	1.00%	3.3	$7.96
March 31, 2015	2.25	9.80	22.97	0.95	3.3	8.13
December 31, 2014	2.44	9.45	25.78	1.00	2.8	8.12
September 30, 2014	2.41	9.16	26.27	1.00	2.7	8.28
June 30, 2014	2.38	9.25	25.69	1.00	2.8	8.37

(1)
Reflects annualized net income divided by average total assets. The decrease for the quarter ended March 31, 2015 compared to the quarter ended December 31, 2104 is primarily due to the reclassification of $1.918 billion of MBS previously reported as a component of Linked Transactions.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)
Reflects total average stockholders’ equity divided by total average assets. The decrease for the quarter ended March 31, 2015 compared to the quarter ended December 31, 2014 is primarily due to the reclassification of $1.918 billion of MBS previously reported as a component of Linked Transactions.

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

Six Month Period Ended June 30, 2015 Compared to the Six Month Period Ended June 30, 2014

General

For the six months ended June 30, 2015, we had net income available to common stock and participating securities of $152.7 million, or $0.41 per basic and diluted common share, compared to net income available to common stock and participating securities of $147.4 million, or $0.40 per basic and diluted common share, for the six months ended June 30, 2014. The increase in net income available to our common stock and participating securities, and the increase of this item on a per share basis reflects an increase in net interest income, a net gain on residential whole loans held at fair value, higher gains on sales of MBS, partially offset by loan servicing and other related operating expenses which were not incurred in the first six months of 2014. In addition, the comparable prior period includes net unrealized gains on Linked Transactions which were not repeated in the current period as the Company adopted revised accounting standards on January 1, 2015 that prospectively eliminated Linked Transactions accounting.

Net Interest Income

For the first six months of 2015, our net interest spread and margin were 2.38% and 2.72%, respectively, compared to a net interest spread and margin of 2.43% and 2.82%, respectively, for the first six months of 2014. Our net interest income increased by $8.8 million, or 5.6%, to $167.1 million from $158.3 million for the first six months of 2014.  For the six months ended June 30, 2015 net interest income from Agency and Legacy Non-Agency MBS declined compared to six months ended June 30, 2014 by approximately $29.7 million, primarily due to lower average balances of these MBS and associated Agency repurchase agreement financings. This was offset by higher net interest income on RPL/NPL MBS and CRT securities of approximately $29.6 million. Prior to January 1, 2015, the majority of these assets and associated repurchase agreement financings were reported as components of Linked Transactions with net income reported in Other Income, net in our consolidated statement of operations. In addition, net interest income for the first six months of 2015 compared to the first six months of 2014 was approximately $8.9 million higher due to higher investments in residential whole loans at carrying value and lower outstanding balances of securitized debt. The net interest spread on our Agency MBS portfolio decreased to 0.97% for the first six months of 2015 compared to 1.15% for the first six months of 2014. The net interest spread on our Legacy Non-Agency MBS portfolio increased to 4.81% for the first six months of 2015 compared to 4.70% for the first six months of 2014. The net interest spread on our RPL/NPL MBS portfolio was 2.08% for the first six months of 2015 compared to 4.26% for the first six months of 2014. In the comparable prior period, the majority of our RPL/NPL MBS were reported as Linked Transactions with net interest income reported in Other Income, net.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the six months ended June 30, 2015 and 2014.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Six Months Ended June 30,
	2015				2014
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$5,580,159		$57,412	2.06%	$6,626,669		$76,938	2.32%
Legacy Non-Agency MBS (1)	3,786,163		144,190	7.62	4,196,504		162,761	7.75
RPL/NPL MBS (1)	2,285,073		41,612	3.64	3,475		74	4.26
Total MBS	11,651,395		243,214	4.17	10,826,648		239,773	4.43
CRT securities (1)	120,137		2,884	4.80	—		—	—
Residential whole loans, at carrying value (2)	232,958		7,784	6.68	—		—	—
Cash and cash equivalents (3)	249,861		56	0.04	357,613		43	0.02
Total interest-earning assets	12,254,351		253,938	4.14	11,184,261		239,816	4.29
Total non-interest-earning assets (2)	1,602,058				1,433,855
Total assets	$13,856,409				$12,618,116

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements (4)	$4,997,669		$27,078	1.09	$5,863,627		$33,999	1.17
Legacy Non-Agency repurchase agreements (4)	2,728,928		37,993	2.81	2,574,607		39,420	3.09
RPL/NPL repurchase agreements	1,817,014		14,055	1.56	—		—	—
CRT securities repurchase agreements	88,279		749	1.71	—		—	—
Residential whole loans repurchase agreements	138,203		1,530	2.22	—		—	—
Total repurchase agreements	9,770,093		81,405	1.68	8,438,234		73,419	1.75
Securitized debt	92,158		1,368	2.99	300,650		4,056	2.72
Senior Notes	100,000		4,016	8.03	100,000		4,015	8.03
Total interest-bearing liabilities	9,962,251		86,789	1.76	8,838,884		81,490	1.86
Total non-interest-bearing liabilities	696,716				565,577
Total liabilities	10,658,967				9,404,461
Stockholders’ equity	3,197,442				3,213,655
Total liabilities and stockholders’ equity	$13,856,409				$12,618,116

Net interest income/ net interest rate spread (5)			$167,149	2.38%			$158,326	2.43%
Net interest-earning assets/ net interest margin (6)	$2,292,100			2.72%	$2,345,377			2.82%
Ratio of interest-earning assets to interest-bearing liabilities	1.23	x			1.27	x

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

(2)	Excludes residential whole loans held at fair value that are reported as a component of total non-interest-earning assets.

(3)	Includes average interest-earning cash, cash equivalents and restricted cash.

(4)	Average cost of repurchase agreements includes the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration.

(5)	Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.

(6)	Net interest margin reflects annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30, 2015
	Compared to
	Six Months Ended June 30, 2014
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(11,347)	$(8,179)	$(19,526)
Legacy Non-Agency MBS	(15,845)	(2,726)	(18,571)
RPL/NPL MBS	41,540	(2)	41,538
CRT securities	2,884	—	2,884
Residential whole loans, at carrying value (1)	7,784	—	7,784
Cash and cash equivalents	(6)	19	13
Total net change in income from interest-earning assets	$25,010	$(10,888)	$14,122

Interest-bearing liabilities:
Agency repurchase agreements	$(4,793)	$(2,128)	$(6,921)
Legacy Non-Agency repurchase agreements	863	(2,290)	(1,427)
RPL/NPL repurchase agreements	14,055	—	14,055
CRT securities repurchase agreements	749	—	749
Residential whole loan repurchase agreements	1,530	—	1,530
Securitized debt	(2,706)	18	(2,688)
Senior Notes	—	1	1
Total net change in expense of interest-bearing liabilities	$9,698	$(4,399)	$5,299
Net change in net interest income	$15,312	$(6,489)	$8,823

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Six Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
June 30, 2015	2.06%	1.09%	0.97%	7.62%	2.81%	4.81%	3.64%	1.56%	2.08%	4.17%	1.68%	2.49%
June 30, 2014	2.32	1.17	1.15	7.75	3.05	4.70	4.26	—	4.26	4.43	1.79	2.64

(1) Reflects annualized interest income on MBS divided by average amortized cost of MBS.
(2) Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency cost of funding includes 74 and 83 basis points and Legacy Non-Agency cost of funding includes 73 and 81 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the six months ended June 30, 2015 and 2014, respectively.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the first six months of 2015 decreased by $19.5 million, or 25.4% to $57.4 million from $76.9 million for the first six months of 2014.  This change primarily reflects a $1.047 billion decrease in the average amortized cost of our Agency MBS portfolio to $5.580 billion for the first six months of 2015 from $6.627 billion for the first six months of 2014. In addition, the net yield on our Agency MBS decreased to 2.06% for first six months of 2015 from 2.32% for the first six months of 2014.  At the end of the second quarter of 2015, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the second quarter of 2014 as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 19 basis points to 2.81% for the first six months of 2015 from 3.00% for the first six months of 2014.  During the first six months of 2015, our Agency MBS portfolio experienced an 11.0% CPR and we recognized $21.0 million of net premium amortization compared to a CPR of 12.3% and $22.4 million of net premium amortization for the first six months of 2014.  At June 30, 2015, we had net purchase premiums on our Agency MBS of $192.3 million, or 3.8% of current par value, compared to net purchase premiums of $213.3 million, or 3.8% of par value at December 31, 2014.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased by $23.0 million, or 14.1%, for the first six months of 2015 to $185.8 million compared to $162.8 million for the first six months of 2014. For the first six months of 2015 Non-Agency MBS interest income reflects the inclusion of MBS that, prior to January 1, 2015, were accounted for as components of Linked Transactions and income from such securities was reported in Other Income, net in prior periods. In addition, primarily due to the accounting change for Linked Transactions, the average amortized cost of our Non-Agency portfolio increased by $1.871 billion or 44.6%, to $6.071 billion from $4.200 billion for the first six months of 2014.  Our Legacy Non-Agency MBS portfolio yielded 7.62% for the first six months of 2015 compared to 7.75% for the first six months of 2014.  The decrease in the yield on our Legacy Non-Agency MBS is primarily due to prepayments on higher yielding assets in the portfolio, offset by increases in accretable discount due to the impact of credit reserve releases, in the current and prior year, that have occurred as a result of improved credit performance of loans underlying the Legacy Non-Agency MBS portfolio. Our RPL/NPL MBS portfolio yielded 3.64% for the first six months of 2015 compared to 4.26% for the first six months of 2014. The increase in the interest income on our RPL/NPL MBS is primarily due to the $2.282 billion increase in the average amortized cost of our RPL/NPL MBS to $2.285 billion for the first six months of 2015 from $3.5 million for the first six months of 2014. In the comparable prior period, the majority of our RPL/NPL MBS were reported as Linked Transactions, with net interest income reported in Other Income, net. During the first six months of 2015, we recognized net purchase discount accretion of $48.8 million on our Non-Agency MBS, compared to $53.1 million for the first six months of 2014.  At June 30, 2015, we had net purchase discounts of $1.210 billion, including Credit Reserve and previously recognized OTTI of $847.0 million, on our Legacy Non-Agency MBS, or 16.3% of par value.  During the first six months of 2015 we reallocated $27.8 million of purchased discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yields and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Six Months Ended	Coupon Yield (1)	Net Yield (2)	6 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	6 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	6 Month Average Bond CPR (4)
June 30, 2015	2.81%	2.06%	11.0%	5.09%	7.62%	11.2%	3.56%	3.64%	24.6%
June 30, 2014	3.00	2.32	12.3	5.23	7.75	12.0	4.26	4.26	14.7

(1)
Reflects the annualized coupon interest income divided by the average amortized cost. The discounted purchase price on Legacy Non-Agency MBS causes the coupon yield to be higher than the pass-through coupon interest rate.

(2)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(3)	6 month average CPR weighted by positions as of the beginning of each month in the quarter.

(4)	All principal payments are considered to be prepayments for CPR purposes. Excludes RPL/NPL MBS that have not had a principal payment.

Interest Expense

Our interest expense for the first six months of 2015 increased by $5.3 million, or 6.5% to $86.8 million, from $81.5 million for the first six months of 2014.  This increase primarily reflects an increase in our average borrowings to finance Non-Agency MBS (primarily due to the reclassification of repurchase agreements previously reported as a component of Linked Transactions as discussed above), residential whole loans and CRT securities, which was partially offset by the lower effective interest rate paid on borrowings to finance both Non-Agency and Agency MBS, a decrease in our average borrowings to finance Agency MBS, and a decrease in the average balance of securitized debt.

At June 30, 2015, we had repurchase agreement borrowings of $9.635 billion of which $3.050 billion was hedged with Swaps, and securitized debt of $62.3 million.  At June 30, 2015, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 1.82% and extended 51 months on average with a maximum remaining term of approximately 98 months.

The effective interest rate paid on our borrowings decreased to 1.76% for the six months ended June 30, 2015 from 1.86% for the six months ended June 30, 2014.  This decrease reflects lower effective interest rate paid on repurchase agreement financings associated with our Non-Agency MBS portfolio (including the allocation of Swap expense) and Agency MBS portfolios, the lower average balance of Agency repurchase agreements and the lower average balance of securitized debt partially offset by the increase in our average balance to finance Non-Agency repurchase agreements.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $28.6 million, or 58 basis points, for the six months ended June 30, 2015, compared to interest expense of $35.6 million, or 82 basis points, for the first six months of 2014.  The weighted average fixed-pay rate on our Swaps designated as hedges decreased to 1.84% for the first six months of 2015 from 1.92% for the first six months of 2014.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 0.18% for the first six months of 2015 from 0.16% for the first six months of 2014.  During the first six months ended June 30, 2015, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $710.2 million and a weighted average fixed-pay rate of 1.96% amortize and/or expire.

We expect that our interest expense and funding costs for the remainder of 2015 will be impacted by market interest rates, the amount of our borrowings and incremental hedging activity, existing and future interest rates on our hedging instruments and the extent to which we execute additional longer-term structured financing transactions.  As a result of these variables, our borrowing costs cannot be predicted with any certainty.  (See Notes 6, 8 and 16 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

OTTI

During the first six months of 2015 we recognized OTTI charges through earnings of $705,000 against certain of our Non-Agency MBS. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows. We did not recognize any OTTI charges through earnings against our Non-Agency MBS during the first six months of 2014. At June 30, 2015, we had 269 Agency MBS with a gross unrealized loss of $33.4 million and 52 Non-Agency MBS with a gross unrealized loss of $5.6 million.  Impairments on Agency MBS in an unrealized loss position at June 30, 2015 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such securities, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in our analysis of expected cash flows for our Legacy Non-Agency MBS and any determination of the credit component of OTTI.

Other Income, net

For the first six months of 2015, Other income, net increased by $201,000 or 1.1%, to $18.9 million, from $18.7 million for the first six months of 2014.  Other income, net for the first six months of 2015 primarily reflects $14.1 million of gross gains realized on the sale of $27.2 million Non-Agency MBS, a $5.2 million net gain recorded on residential whole loans held at fair value and a $1.4 million adjustment to the carrying value of residential REO.  During the six months ended June 30, 2014, we sold Non-Agency MBS for $42.0 million, realizing gross gains of $11.4 million.  In addition, the six months ended June 30, 2014 included unrealized net gains and net interest income on Linked Transactions of $7.0 million, which included interest income of $5.0 million on the underlying Non-Agency MBS, interest expense of $1.5 million on borrowings under repurchase agreements and an increase of $3.5 million in the fair value of the underlying securities.  As previously mentioned, new accounting guidance effective on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and as a result we did not have any Linked Transactions effective January 1, 2015 (See Note 6 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

Operating and Other Expense

During the first six months of 2015, we had compensation and benefits and other general and administrative expense of $21.4 million, or 1.34% of average equity, compared to $20.0 million, or 1.25% of average equity, for the first six months of 2014.

The $869,000 increase in our compensation and benefits expense to $13.3 million for the first six months ended June 30, 2015, compared to $12.4 million for the first six months ended June 30, 2014, primarily reflects higher compensation related costs due to our wider residential asset strategy. Our other general and administrative expenses increased by $505,000 to $8.1 million for the first six months of 2015 compared to $7.6 million for the first six months of 2014.  The increase was primarily due to higher network and software and data analytics related expenses.

Operating and Other Expense during the first six months of 2015 also includes $3.7 million of loan servicing and other related operating expenses related to our residential whole loan activities. Consistent with our increased investment in this asset class, these expenses increased compared to the first six months of 2014 by $2.8 million, and primarily reflect higher servicing costs, non-recoverable advances and provisions for loan loss.

Operating and Other Expense for the six months ended June 30, 2014 included a $1.2 million accrual of interest with respect to prior years undistributed taxable income.

 Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Six Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
June 30, 2015	2.20%	9.55%	23.08%	0.98%	3.3	$7.96
June 30, 2014	2.34	9.18	25.47	1.00	2.8	8.37

(1)
Reflects annualized net income divided by average total assets. The decrease for the six months ended June 30, 2015 from the six months ended June 30, 2014 is primarily due to the reclassification of $1.918 billion of MBS previously reported as a component of Linked Transactions.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)
Reflects total average stockholders’ equity divided by total average assets. The decrease for the six months ended June 30, 2015 from the six months ended June 30, 2014 is primarily due to the reclassification of $1.918 billion of MBS previously reported as a component of Linked Transactions.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)
Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled MBS purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity. The increase in our leverage multiple for the six months ended June 30, 2015 from the six months ended June 30, 2014 is primarily due to the reclassification of $1.520 billion of repurchase agreements previously reported as a component of Linked Transactions.

(6)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

Recent Accounting Standards to be Adopted in Future Periods

Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (or ASU 2015-03).  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt issued at a discount. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted for financial statements that have not previously been issued and entities should apply the new guidance on a retrospective basis. We do not expect adoption of ASU 2015-03 to have a significant impact on our financial position or financial statement disclosures.

Consolidation - Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (or ASU 2015-02).  The amendments in this ASU change the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. ASU 2015-02 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  At the effective date, all previous consolidation analyses that the guidance affects must be reconsidered. Early adoption is permitted, including adoption in an interim period. If an entity adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. A reporting entity may apply the amendments in this ASU using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. We are currently evaluating the effect that ASU 2015-02 will have on our consolidated financial statements and related disclosures.  While we have not yet selected a transition method, we do not expect adoption of ASU 2015-2 to have a significant impact on our financial position.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (or ASU 2014-09).  The ASU requires an entity to recognize revenue in an amount that reflects the consideration to which it expects to be entitled for the transfer of promised goods or services to customers.  ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. On April 29, 2015, the FASB proposed a one-year deferral of the effective date for ASU 2014-09. On July 9, 2015 the FASB affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB would also permit entities to adopt the standard early, but not before the original public entity effective date. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

Presentation of Financial Statements - Going Concern

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (or ASU 2014-15). The amendments in this ASU provide guidance in GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not expect adoption of ASU 2014-15 to have a significant impact on our financial position or financial statement disclosures.

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

Liquidity and Capital Resources

General

Our principal sources of cash generally consist of borrowings under repurchase agreements, payments of principal and interest we receive on our MBS portfolio, cash generated from our operating results and, to the extent such transactions are entered into, proceeds from capital market and resecuritization transactions.  Our most significant uses of cash are generally to pay principal and interest on our borrowings under repurchase agreements and securitized debt, to purchase MBS and residential whole loans, to make dividend payments on our capital stock, to fund our operations and to make other investments that we consider appropriate.

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional MBS and residential whole loans, consistent with our investment policy, and for working capital which may include, among other things, the repayment of our repurchase agreements.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at June 30, 2015, we had 6.9 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the six months ended June 30, 2015, we issued 79,659 shares of common stock through our DRSPP, raising net proceeds of approximately $623,000.

Our borrowings under repurchase agreements are uncommitted and renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time.  The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by SIFMA or the global master repurchase agreement published by SIFMA and the International Capital Market Association.  In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement.  Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (as defined below), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions.

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at June 30, 2015 and December 31, 2014:

At June 30, 2015	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.65%	3.00%	6.00%
Legacy Non-Agency MBS	25.57	10.00	63.50
RPL/NPL MBS	21.81	20.00	30.00
U.S. Treasury securities	1.65	1.00	2.00
CRT securities	25.18	25.00	30.00
Residential whole loans	33.74	30.00	35.00

At December 31, 2014	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.79%	3.00%	6.00%
Legacy Non-Agency MBS	28.88	10.00	60.00
RPL/NPL MBS	20.00	20.00	20.00
U.S. Treasury securities	1.62	1.00	2.00
CRT securities	25.00	25.00	25.00
Residential whole loans	33.43	30.00	35.00

The weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have not significantly changed since December 31, 2014.

During the first six months of 2015, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at generally attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS on more favorable terms than financing for Non-Agency MBS.

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

At June 30, 2015, we had a total of $11.516 billion of MBS, U.S. Treasury securities, CRT securities and residential whole loans and $68.1 million of restricted cash pledged against our repurchase agreements and Swaps.  At June 30, 2015, we have access to various sources of liquidity which we estimate exceeds $841.6 million. This includes (i) $218.5 million of cash and cash equivalents; (ii) $374.4 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $248.7 million in estimated financing available from unpledged Non-Agency MBS.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements						Securitized Debt
Quarter Ended (1)	Quarterly Average Balance		End of Period Balance		Maximum Balance at Any Month-End		Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
June 30, 2015	$9,720,193		$9,635,036		$9,746,825		$80,754	$62,320	$80,744
March 31, 2015	9,820,548	(2)	9,809,586	(2)	9,863,779	(2)	103,688	91,280	104,299
December 31, 2014	8,190,491		8,267,388		8,271,123		137,503	110,574	138,026
September 30, 2014	8,267,905		8,125,723		8,272,039		190,753	156,276	190,423
June 30, 2014	8,464,135		8,384,101		8,501,978		264,806	214,048	267,740

(1)  The information presented in the table above excludes Senior Notes.  The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.
(2) Increase from December 31, 2014 reflects reclassification of $1.520 billion of repurchase agreements previously presented as components of Linked Transactions.

Cash Flows and Liquidity For the Six Months Ended June 30, 2015

Our cash and cash equivalents increased by $36.1 million during the six months ended June 30, 2015, reflecting:  $293.7 million provided by our investing activities; $122.8 million provided by our operating activities; and $380.4 million used in our financing activities.

At June 30, 2015, our debt-to-equity multiple was 3.3 times, as compared to 2.8 times at December 31, 2014.  After adjusting the reported debt-to-equity ratio at December 31, 2014 to reflect new accounting standards that became effective January 1, 2015, which eliminated Linked Transaction accounting and resulted in the reclassification of $1.520 billion of liabilities relating to repurchase agreements that had been previously reported as a component of Linked Transactions, the debt to equity ratio at December 31, 2014 would have been 3.3 times. At June 30, 2015, we had borrowings under repurchase agreements of $9.635 billion with 26 counterparties, of which $4.673 billion was secured by Agency MBS, $2.202 billion was secured by Legacy Non-Agency MBS, $2.045 billion was secured by RPL/NPL MBS, $491.2 million was secured by U.S. Treasuries, $92.9 million was secured by CRT securities and $131.9 million was secured by residential whole loans.  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2014, we had borrowings under repurchase agreements of $8.267 billion with 25 counterparties, of which $5.178 billion was secured by Agency MBS, $2.364 billion was secured by Non-Agency MBS, $507.1 million was secured by U.S. Treasuries, $94.6 million by CRT securities and $142.3 million was secured by residential whole loans.

At June 30, 2015, outstanding securitized debt was $62.3 million, which had a weighted average expected remaining term of 0.46 years. During the six months ended June 30, 2015, securitized debt was reduced by principal payments of $48.1 million.

During the six months ended June 30, 2015, $293.7 million was provided through our investing activities.  We received cash of $1.475 billion from prepayments and scheduled amortization on our MBS and CRT securities, of which $539.7 million was attributable to Agency MBS and $934.9 million was from Non-Agency MBS.  We purchased $1.164 billion of Non-Agency MBS and $17.0 million of CRT securities funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In addition, during the six months ended June 30, 2015 we sold certain of our Non-Agency MBS for $27.2 million, realizing gross gains of $14.1 million.

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

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
June 30, 2015	$391,088	$50,700	$441,788	$408,968	$(32,820)
March 31, 2015	309,114	98,000	407,114	350,036	(57,078)
December 31, 2014	295,962	96,800	392,762	319,881	(72,881)
September 30, 2014	340,341	24,100	364,441	315,594	(48,847)
June 30, 2014	248,163	58,700	306,863	281,233	(25,630)

(1)  Information presented for the 2014 periods include repurchase agreement financings underlying Linked Transactions. New accounting guidance that was effective on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and as a result we did not have any Linked Transactions effective January 1, 2015.

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through June 30, 2015.

During the six months ended June 30, 2015, we paid $148.6 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $7.5 million on our preferred stock. On June 15, 2015, we declared our second quarter 2015 dividend on our common stock of $0.20 per share; on July 31, 2015, we paid this dividend, which totaled approximately $74.3 million, including dividend equivalents of approximately $264,000.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

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

Certain of the subsidiaries through which we operate our business rely upon the exclusion from the definition of investment company provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires an entity to invest at least 55% of its assets in “mortgages and other liens on and interests in real estate,” which we refer to as “qualifying real estate assets,” and at least 80% of its assets in qualifying real estate assets plus “real estate-related assets.” In satisfying the 55% requirement, the entity may treat securities issued with respect to an underlying pool of mortgage loans in which it holds all of the certificates issued by the pool as qualifying real estate assets. We treat the whole pool Agency MBS in which we invest as qualifying real estate assets for purposes of the 55% requirement.

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

Implementation of 2013 COSO Internal Control Framework

In May 2013, the Committee of Sponsoring Organizations of the Treadway Commission (or COSO) released an updated version of the internal control framework (or 2013 COSO Framework) that we and many other organizations use to assess internal control over financial reporting.  The 2013 COSO Framework is intended to address changes in the business, operating and regulatory environment that have occurred since COSO issued its original internal control framework in 1992 (or 1992 COSO Framework).

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

We are currently in the process of performing an analysis to evaluate what changes to our control environment, if any, would be needed to successfully implement the 2013 COSO Framework. We believe that adopting the 2013 COSO Framework during 2015 will provide management and our Audit Committee sufficient opportunity to analyze the incremental effort required and to understand and address any Company specific or industry related practice issues associated with the implementation of the 2013 Framework.

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

Interest Rate Risk

We generally acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities, a portion of which are hedged with Swaps. We are exposed to interest rate risk on our residential mortgage assets, as well as on our liabilities (repurchase agreements and securitized debt). Changes in interest rates can affect our net interest income and the fair value of our assets and liabilities.
We finance the majority of our investments in Agency, Legacy Non-Agency and RPL/NPL MBS with short-term repurchase agreements. In general, when interest rates change, the borrowing costs of our repurchase agreements (net of the impact of Swaps) change more quickly than the yield on our assets. In a rising interest rate environment, the borrowing costs of our repurchase agreements may increase faster than the interest income on our assets, thereby reducing our net income. In order to mitigate compression in net income based on such interest rate movements, we use Swaps and other hedging instruments to lock in a portion of the net interest spread between assets and liabilities.

When interest rates change, the fair value of our residential mortgage assets could change at a different rate than the fair value of our liabilities. We measure the sensitivity of our portfolio to changes in interest rates by estimating the duration of our assets and liabilities. Duration is the approximate percentage change in fair value for a 100 basis point parallel shift in the yield curve. In general, our assets have higher duration than our liabilities and in order to reduce this exposure we use Swaps and other hedging instruments to reduce the gap in duration between our assets and liabilities.

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

Prices of our Legacy Non-Agency MBS have generally trended upward over the last several years. At these higher prices and therefore lower yields, we believe that our Legacy Non-Agency MBS have become more interest rate sensitive and exhibit positive duration. In analyzing the interest rate sensitivity of our Legacy Non-Agency MBS we take into account the characteristics of the underlying mortgage loans, including credit quality and whether the underlying loans are fixed-rate, adjustable or hybrid. We estimate the duration of our Legacy Non-Agency MBS using management’s assumptions.

Our RPL/NPL MBS deal structures contain an interest rate step-up feature whereby the original coupon increases by 300 basis points if the bond is not redeemed by the issuer after 36 months. Therefore, we believe their fair value exhibits little sensitivity to changes in interest rates. We estimate the duration of our RPL/NPL MBS using management’s assumptions.

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

The fair value of our non-performing residential whole loans is primarily dependent on the value of the underlying real estate collateral and the time required for collateral liquidation. Since neither the value of the collateral nor the liquidation timeline is generally sensitive to interest rates, we believe their fair value exhibits little sensitivity to interest rates. We estimate the duration of our non-performing residential whole loans using management’s assumptions.

We use Swaps as part of our overall interest rate risk management strategy. Such derivative financial instruments are intended to act as a hedge against future interest rate increases on our repurchase agreement financings, which rates are typically highly correlated with LIBOR. While our derivatives do not extend the maturities of our borrowings under repurchase agreements, they do, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreement financing that are hedged.

At June 30, 2015, MFA’s $9.620 billion of Agency MBS and Legacy Non-Agency MBS, were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
Time to Reset	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
(Dollars in Thousands)
< 2 years (5)	$2,109,664	7	17.3%	$2,812,519	6	13.4%	$4,922,183	6	15.2%
2-5 years	983,540	40	19.7	121,220	25	10.8	1,104,760	39	18.6
> 5 years	262,155	79	9.7	—	—	—	262,155	79	9.7
ARM-MBS Total	$3,355,359	22	17.4%	$2,933,739	7	13.4%	$6,289,098	15	15.3%
15-year fixed (6)	$1,974,526		10.4%	$9,834		7.1%	$1,984,360		10.4%
30-year fixed (6)	—		—	1,341,676		18.2	1,341,676		18.2
40-year fixed (6)	—		—	5,213		14.4	5,213		14.4
Fixed-Rate Total	$1,974,526		10.4%	$1,356,723		18.1%	$3,331,249		13.8%
MBS Total	$5,329,885		14.8%	$4,290,462		14.8%	$9,620,347		14.8%

(1)	Excludes $2.592 billion of RPL/NPL MBS. Refer to table below for further information on RPL/NPL MBS.

(2)	Does not include principal payments receivable of $1.3 million.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic and/or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	3 month average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating-rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at June 30, 2015:

	Fair Value	Net Coupon	Months to Step-Up (1)	Current Credit Support (2)	Original Credit Support	3 Month Average Bond CPR (3)
(Dollars in Thousands)
Re-Performing MBS	$602,636	3.69%	22	45%	40%	28.7%
Non-Performing MBS	1,989,055	3.58	29	50	49	28.5
Total RPL/NPL MBS	$2,591,691	3.60%	27	49%	47%	28.6%

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

At June 30, 2015, our CRT securities had a fair value of $128.9 million and reset monthly based on one-month LIBOR.

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at June 30, 2015.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at June 30, 2015.

Shock Table

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$12,863,557	$52,792	$12,916,349	$(93,780)	(8.50)%	(0.72)%
+ 50 Basis Point Increase	$12,972,526	$(5,889)	$12,966,637	$(43,492)	(5.13)%	(0.33)%
Actual at June 30, 2015	$13,074,700	$(64,571)	$13,010,129	$—	—	—
- 50 Basis Point Decrease	$13,170,078	$(123,253)	$13,046,825	$36,696	(3.26)%	0.28%
-100 Basis Point Decrease	$13,258,660	$(181,934)	$13,076,726	$66,597	(9.17)%	0.51%

(1)  Such assets include MBS and CRT securities, residential whole loans, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2015.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions with respect to the interest rate sensitive liabilities (assumed to be repurchase agreement financings and securitized debt) include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At June 30, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At June 30, 2015, the impact on portfolio value was approximated using estimated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.61 which is the weighted average of 2.08 for our Agency MBS, 1.16 for our Non-Agency investments, (3.93) for our Swaps and zero for our cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.21), which is the weighted average of (0.51) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS and zero for our cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

Legacy Non-Agency MBS

In the event of the return of less than 100% of par on our Legacy Non-Agency MBS, credit support contained in the MBS deal structures and the discount purchase prices we paid mitigate our risk of loss on these investments.  Over time, we expect the level of credit support remaining in certain MBS deal structures to decrease, which will result in an increase in the amount of realized credit loss experienced by our Legacy Non-Agency MBS portfolio.  Our investment process for Legacy Non-Agency MBS involves analysis focused primarily on quantifying and pricing credit risk.  When we purchase Legacy Non-Agency MBS, we assign certain assumptions to each of the MBS, including but not limited to, future interest rates, voluntary prepayment rates, mortgage modifications, default rates and loss severities, and generally allocate a portion of the purchase discount as a Credit Reserve which provides credit protection for such securities.  As part of our surveillance process, we review our Legacy Non-Agency MBS by tracking their actual performance compared to the securities’ expected performance at purchase or, if we have modified our original purchase assumptions, compared to our revised performance expectations.  To the extent that actual performance of a Legacy Non-Agency MBS is less favorable than its expected performance, we may revise our performance expectations.  As a result, we could reduce the accretable discount on the security and/or recognize an other-than-temporary impairment through earnings, either of which could have a material adverse impact on our operating results.

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics of the mortgage loans underlying our Legacy Non-Agency MBS.  The following table presents certain information about our Legacy Non-Agency MBS portfolio at June 30, 2015.  Information presented with respect to the weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, do not reflect the impact of the general decline in home prices or changes in borrowers’ credit scores or the current use of the mortgaged properties.

The information in the table below is presented as of June 30, 2015:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	95	83	103	26	56	63	426
MBS current face (3)	$1,327,700	$901,838	$1,054,399	$242,007	$654,473	$628,413	$4,808,830
Total purchase discounts, net (3)	$(337,892)	$(238,783)	$(182,540)	$(68,869)	$(221,218)	$(157,318)	$(1,206,620)
Purchase discount designated as Credit Reserve and OTTI (3)(4)	$(218,671)	$(128,296)	$(92,485)	$(66,577)	$(227,348)	$(113,640)	$(847,017)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	16.5%	14.2%	8.8%	27.5%	34.7%	18.1%	17.6%
MBS amortized cost (3)	$989,808	$663,055	$871,859	$173,138	$433,255	$471,095	$3,602,210
MBS fair value (3)	$1,186,015	$793,213	$976,617	$208,755	$548,558	$577,304	$4,290,462
Weighted average fair value to current face	89.3%	88.0%	92.6%	86.3%	83.8%	91.9%	89.2%
Weighted average coupon (6)	3.88%	3.31%	3.24%	4.84%	5.01%	4.24%	3.88%
Weighted average loan age (months) (5)(6)	99	108	122	103	110	122	111
Weighted average current loan size (5)(6)	$526	$514	$320	$398	$265	$264	$402
Percentage amortizing (7)	43%	58%	83%	52%	55%	89%	63%
Weighted average FICO score at origination (5)(8)	732	730	727	707	704	704	722
Owner-occupied loans	88.3%	90.7%	85.6%	83.5%	85.2%	84.1%	87.0%
Rate-term refinancings	28.0%	20.1%	15.2%	21.1%	15.4%	14.3%	19.9%
Cash-out refinancings	33.2%	33.2%	27.1%	43.7%	43.9%	37.5%	34.4%
3 Month CPR (6)	14.5%	13.9%	16.3%	13.0%	16.3%	15.8%	15.1%
3 Month CRR (6)(9)	11.2%	11.2%	13.3%	9.4%	11.4%	12.2%	11.7%
3 Month CDR (6)(9)	3.8%	3.1%	3.4%	4.2%	5.5%	4.6%	3.9%
3 Month loss severity	54.5%	38.9%	41.2%	60.4%	58.2%	59.8%	51.5%
60+ days delinquent (8)	13.0%	12.7%	11.1%	19.9%	19.3%	15.1%	14.0%
Percentage of always current borrowers (Lifetime) (10)	42.6%	42.8%	48.3%	35.0%	29.6%	35.6%	40.8%
Percentage of always current borrowers (12M) (11)	77.2%	77.3%	77.7%	66.3%	64.6%	68.2%	73.9%
Weighted average credit enhancement (8)(12)	0.3%	1.1%	4.3%	0.1%	0.7%	4.9%	2.0%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

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

(3)
Excludes Non-Agency MBS issued in 2013, 2014 and 2015 in which the underlying collateral consists of RPL/NPL MBS. These Non-Agency MBS have a current face of $2.593 billion, amortized cost of $2.590 billion, fair value of $2.592 billion and purchase discounts of $3.0 million at June 30, 2015.

(4)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)	Weighted average is based on MBS current face at June 30, 2015.

(6)	Information provided is based on loans for individual groups owned by us.

(7)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(8)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(9)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(11)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

(12)
Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.  As of June 30, 2015, a total of 291 Non-Agency MBS in our portfolio representing approximately $3.439 billion or 72% of the current face amount of the portfolio had no credit enhancement.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations by state of the mortgages collateralizing our Legacy Non-Agency MBS at June 30, 2015:

Property Location	Percent
California	44.1%
Florida	7.5%
New York	5.6%
Virginia	4.0%
Maryland	3.6%

RPL/NPL MBS

Our RPL/NPL MBS were purchased primarily through new issue at prices at or around par and represent the senior tranches of the related securitizations. The RPL/NPL MBS are structured with significant credit enhancement (typically approximately 50%) and the subordinate tranches absorb all credit losses (until those tranches are extinguished) and typically receive no cash flow (interest or principal) until the senior tranche is paid off. Prior to purchase, we analyze the deal structure in order to assess the associated credit risk. Subsequent to purchase, the ongoing credit risk associated with the deal is evaluated by analyzing the extent to which actual credit losses occur that result in a reduction in the amount of subordination enjoyed by our bond. Based on the recent performance of the collateral underlying our RPL/NPL MBS and current subordination levels, we do not believe that we are currently exposed to significant risk of credit loss on these investments.

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

Furthermore, as discussed in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Quarterly Report on Form 10-Q, we are potentially exposed to repurchase agreement counterparties should they default on their obligations and we are unable to recover any excess collateral that we have pledged to them.

Residential Whole Loans

We are also exposed to credit risk from our investments in residential whole loans. Our investment process for residential whole loans is generally similar to that used for Legacy Non-Agency MBS and is likewise focused on quantifying and pricing credit risk. Consequently, these loans are acquired at purchase prices that are discounted (often substantially) to the contractual loan balances based on a number of factors, including the impaired credit history of the borrower and the value of the collateral securing the loan. In addition, as the owner of the servicing rights, our process is also focused on selecting a servicer with the appropriate expertise to mitigate losses and maximize our overall return. This involves, among other things, performing due diligence on the sub-servicer prior to their engagement as well as ongoing oversight and surveillance. To the extent that loan delinquencies and defaults are higher than our expectation at the time the loans were purchased, the discounted purchase price at which the asset is acquired is intended to provide a level of protection against financial loss.

Liquidity Risk

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  We pledge residential mortgage assets and cash to secure our repurchase agreements and Swaps.  At June 30, 2015, we had access to various sources of liquidity which we estimate to be in excess of $841.6 million, an amount which includes (i) $218.5 million of cash and cash equivalents, (ii) $374.4 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that are currently pledged in excess of contractual requirements, and (iii) $248.7 million in estimated financing available from currently unpledged Non-Agency MBS.  Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position.  As such, we cannot be assured that we will always be able to roll over our repurchase agreement financings.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, thereby reducing our ability to use leverage.

Prepayment Risk

Premiums arise when we acquire a MBS at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value).  Conversely, discounts arise when we acquire a MBS at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Premiums paid on our MBS are amortized against interest income and accretable purchase discounts on our MBS are accreted to interest income.  Purchase premiums on our MBS, which are primarily carried on our Agency MBS, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the IRR/interest income earned on these assets.  Generally, if prepayments on Non-Agency MBS and residential whole loans purchased at significant discounts and not accounted for at fair value are less than anticipated, we expect that the income recognized on these assets will be reduced and impairments and/or loan loss reserves may result.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, under the direction of the Chief Executive Officer and Chief Financial Officer, is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). These controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2015, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2015. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. There are no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that the Company faces are not limited to those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Additional risks and uncertainties not currently known to the Company (or that it currently believes to be immaterial) may also adversely affect the Company’s business and the trading price of our securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

As previously disclosed, in August 2005, the Company’s Board authorized a Repurchase Program, to repurchase up to 4.0 million shares of the Company’s outstanding common stock.  The Board reaffirmed such authorization in May 2010.  In December, 2013, the Company’s Board increased the number of shares authorized for repurchase to an aggregate of 10.0 million shares. This authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate (including, in our discretion, through the use of one or more plans adopted under Rule 10b-5-1 promulgated under the 1934 Act), using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.

The Company engaged in no share repurchase activity during the second quarter of 2015 pursuant to the Repurchase Program.  The Company did, however, withhold restricted shares (under the terms of grants under our 2010 Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.  The following table presents information with respect to (i) such withheld restricted shares, and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month		Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
April 1-30, 2015:
Repurchase Program	(2)	—	$—	—	6,616,355
Employee Transactions	(3)	—	—	N/A	N/A
May 1-31, 2015:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	—	—	N/A	N/A
June 1-30, 2015:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	11,074	$7.39	N/A	N/A
Total Repurchase Program	(2)	—	$—	—	6,616,355
Total Employee Transactions	(3)	11,074	$7.39	N/A	N/A

(1)  Includes brokerage commissions.
(2)  As of June 30, 2015, the Company had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.
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

Date: August 4, 2015	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ William S. Gorin
William S. Gorin
Chief Executive Officer

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

10.1	MFA Financial, Inc. Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K dated May 22, 2015 (Commission File No. 1-13991).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of  the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1