Form 10-Q
period 2015-09-30
MFA FINANCIAL, INC.
filed 2015-11-04
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

370,435,251 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 29, 2015.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)	September 30, 2015	December 31, 2014
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”) and credit risk transfer (“CRT”) securities:
Agency MBS, at fair value ($4,702,437 and $5,519,813 pledged as collateral, respectively)	$5,020,477	$5,904,207
Non-Agency MBS, at fair value ($4,873,424 and $2,377,343 pledged as collateral, respectively)	5,895,371	3,358,426
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”), at fair value (1)	628,851	1,397,006
CRT securities, at fair value ($118,616 and $94,610 pledged as collateral, respectively)	149,968	102,983
Securities obtained and pledged as collateral, at fair value	509,620	512,105
Residential whole loans, at carrying value ($65,894 and $67,536 pledged as collateral, respectively)	245,894	207,923
Residential whole loans, at fair value ($525,798 and $143,072 pledged as collateral, respectively)	531,537	143,472
Cash and cash equivalents	174,160	182,437
Restricted cash	109,997	67,255
Interest receivable	30,115	32,581
Derivative instruments:
MBS linked transactions, net (“Linked Transactions”), at fair value	—	398,336
Interest rate swap agreements (“Swaps”), at fair value	18	3,136
Goodwill	7,189	7,189
Prepaid and other assets	81,206	37,688
Total Assets	$13,384,403	$12,354,744

Liabilities:
Repurchase agreements and other advances	$9,475,834	$8,267,388
Securitized debt (2)	32,217	110,574
Obligation to return securities obtained as collateral, at fair value	509,620	512,105
8% Senior Notes due 2042 (“Senior Notes”)	100,000	100,000
Accrued interest payable	15,028	13,095
Swaps, at fair value	105,473	62,198
Dividends and dividend equivalents payable	74,560	74,529
Accrued expenses and other liabilities	19,889	11,583
Total Liabilities	$10,332,621	$9,151,472

Commitments and contingencies (See Note 12)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 370,254 and 370,084 shares issued and outstanding, respectively	3,702	3,701
Additional paid-in capital, in excess of par	3,017,355	3,013,634
Accumulated deficit	(567,649)	(568,596)
Accumulated other comprehensive income	598,294	754,453
Total Stockholders’ Equity	$3,051,782	$3,203,272
Total Liabilities and Stockholders’ Equity	$13,384,403	$12,354,744

(1)	Non-Agency MBS transferred to consolidated VIEs represent assets of the consolidated VIEs that can be used only to settle the obligations of each respective VIE.

(2)
Securitized debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that eliminate on consolidation.  The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company.  (See Notes 12 and 17 for further discussion.)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2015	2014	2015	2014
Interest Income:
Agency MBS	$23,618	$33,066	$81,030	$110,004
Non-Agency MBS	79,276	48,541	241,440	135,169
Non-Agency MBS transferred to consolidated VIEs	11,154	29,303	34,792	105,510
CRT securities	1,593	30	4,477	30
Residential whole loans held at carrying value	4,033	1,197	11,817	1,849
Cash and cash equivalent investments	32	20	88	63
Interest Income	$119,706	$112,157	$373,644	$352,625

Interest Expense:
Repurchase agreements and other advances	$41,331	$35,935	$122,736	$109,354
Securitized debt	363	1,415	1,731	5,471
Senior Notes	2,009	2,008	6,025	6,023
Interest Expense	$43,703	$39,358	$130,492	$120,848

Net Interest Income	$76,003	$72,799	$243,152	$231,777

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$—	$—	$(525)	$—
Portion of loss reclassed from other comprehensive income	—	—	(180)	—
Net Impairment Losses Recognized in Earnings	$—	$—	$(705)	$—

Other Income, net:
Unrealized net gains and net interest income from Linked Transactions	$—	$2,559	$—	$9,586
Net gain on residential whole loans held at fair value	4,979	—	10,176	—
Gain on sales of MBS	11,196	13,880	25,248	25,303
Other, net	327	54	21	(306)
Other Income, net	$16,502	$16,493	$35,445	$34,583

Operating and Other Expense:
Compensation and benefits	$6,482	$5,970	$19,759	$18,378
Other general and administrative expense	3,538	3,831	11,673	11,461
Loan servicing and other related operating expenses	2,975	609	6,706	1,550
Excise tax and interest	—	—	—	1,175
Operating and Other Expense	$12,995	$10,410	$38,138	$32,564

Net Income	$79,510	$78,882	$239,754	$233,796
Less Preferred Stock Dividends	3,750	3,750	11,250	11,250
Net Income Available to Common Stock and Participating Securities	$75,760	$75,132	$228,504	$222,546

Earnings per Common Share - Basic and Diluted	$0.20	$0.20	$0.61	$0.60

Dividends Declared per Share of Common Stock	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Net income	$79,510	$78,882	$239,754	$233,796
Other Comprehensive (Loss)/Income:
Unrealized (loss)/gain on Agency MBS, net	(2,028)	(14,937)	(14,393)	46,000
Unrealized (loss)/gain on Non-Agency MBS, net	(42,011)	(28,473)	(72,791)	70,973
Reclassification adjustment for MBS sales included in net income	(11,363)	(13,589)	(26,414)	(21,180)
Reclassification adjustment for other-than-temporary impairments included in net income	—	—	(705)	—
Unrealized (loss)/gain on derivative hedging instruments, net	(40,884)	23,500	(46,393)	(16,401)
Reclassification of unrealized loss on de-designated derivative hedging instruments	—	—	—	447
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	4,537	—
Other Comprehensive (Loss)/Income	(96,286)	(33,499)	(156,159)	79,839
Comprehensive (loss)/income before preferred stock dividends	$(16,776)	$45,383	$83,595	$313,635
Dividends declared on preferred stock	(3,750)	(3,750)	(11,250)	(11,250)
Comprehensive (Loss)/Income Available to Common Stock and Participating Securities	$(20,526)	$41,633	$72,345	$302,385

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2015
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	8,000	$80	370,084	$3,701	$3,013,634	$(568,596)	$754,453	$3,203,272
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	—	—	—	(4,537)	4,537	—
Net income	—	—	—	—	—	239,754	—	239,754
Issuance of common stock, net of expenses (1)	—	—	212	1	925	—	—	926
Repurchase of shares of common stock (1)	—	—	(42)	—	(466)	—	—	(466)
Equity based compensation expense	—	—	—	—	3,600	—	—	3,600
Accrued dividends attributable to stock-based awards	—	—	—	—	(338)	—	—	(338)
Dividends declared on common stock	—	—	—	—	—	(222,242)	—	(222,242)
Dividends declared on preferred stock	—	—	—	—	—	(11,250)	—	(11,250)
Dividends attributable to dividend equivalents	—	—	—	—	—	(778)	—	(778)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	(114,303)	(114,303)
Change in unrealized losses on derivative hedging instruments, net	—	—	—	—	—	—	(46,393)	(46,393)
Balance at September 30, 2015	8,000	$80	370,254	$3,702	$3,017,355	$(567,649)	$598,294	$3,051,782

	Nine Months Ended September 30, 2014
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	8,000	$80	365,125	$3,651	$2,972,369	$(571,544)	$737,695	$3,142,251
Net income	—	—	—	—	—	233,796	—	233,796
Issuance of common stock, net of expenses (1)	—	—	3,690	36	26,335	—	—	26,371
Repurchase of shares of common stock (1)	—	—	(94)	—	(348)	—	—	(348)
Equity based compensation expense	—	—	—	—	4,357	—	—	4,357
Accrued dividends attributable to stock-based awards	—	—	—	—	(164)	—	—	(164)
Dividends declared on common stock	—	—	—	—	—	(220,724)	—	(220,724)
Dividends declared on preferred stock	—	—	—	—	—	(11,250)	—	(11,250)
Dividends attributable to dividend equivalents	—	—	—	—	—	(384)	—	(384)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	95,793	95,793
Change in unrealized losses on derivative hedging instruments, net	—	—	—	—	—	—	(15,954)	(15,954)
Balance at September 30, 2014	8,000	$80	368,721	$3,687	$3,002,549	$(570,106)	$817,534	$3,253,744

(1)  For the nine months ended September 30, 2015 and 2014, includes approximately $465,000 (42,357 shares) and $721,000 (94,073 shares), respectively, surrendered for tax purposes related to equity-based compensation awards.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2015	2014
Cash Flows From Operating Activities:
Net income	$239,754	$233,796
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS	(25,248)	(25,303)
Other-than-temporary impairment charges	705	—
Accretion of purchase discounts on MBS and CRT securities and residential whole loans	(73,192)	(68,871)
Amortization of purchase premiums on MBS	32,745	25,986
Depreciation and amortization on real estate, fixed assets and other assets	567	936
Equity-based compensation expense	3,600	4,357
Unrealized gain on residential whole loans at fair value	(3,872)	—
Unrealized gains on derivative instruments	—	(2,542)
Decrease in interest receivable	3,730	3,318
Increase in prepaid and other assets	(23,207)	(19,824)
Increase/(decrease) in accrued expenses and other liabilities, and excise tax and interest	2,825	(6,434)
Increase in accrued interest payable on financial instruments	784	32,080
Net cash provided by operating activities	$159,191	$177,499

Cash Flows From Investing Activities:
Principal payments on MBS and CRT securities	$2,323,214	$1,468,339
Proceeds from sale of MBS	50,700	103,625
Purchases of MBS and CRT securities	(1,433,207)	(985,782)
Purchases of residential whole loans	(458,146)	(82,931)
Principal payments on residential whole loans	27,051	2,051
Purchases of Federal Home Loan Bank stock	(10,617)	—
Additions to leasehold improvements, furniture and fixtures	(1,090)	(383)
Net cash provided by investing activities	$497,905	$504,919

Cash Flows From Financing Activities:
Principal payments on repurchase agreements and other advances	$(75,970,367)	$(62,567,398)
Proceeds from borrowings under repurchase agreements and other advances	75,659,218	62,353,824
Principal payments on securitized debt	(78,187)	(208,702)
Cash disbursements on financial instruments underlying Linked Transactions	—	(2,738,961)
Cash received from financial instruments underlying Linked Transactions	—	2,583,744
Payments made for margin calls on repurchase agreements and Swaps	(198,824)	(111,800)
Proceeds from reverse margin calls on repurchase agreements and Swaps	156,100	70,900
Proceeds from issuances of common stock	926	26,371
Dividends paid on preferred stock	(11,250)	(11,250)
Dividends paid on common stock and dividend equivalents	(222,989)	(220,625)
Net cash used in financing activities	$(665,373)	$(823,897)
Net decrease in cash and cash equivalents	$(8,277)	$(141,479)
Cash and cash equivalents at beginning of period	$182,437	$565,370
Cash and cash equivalents at end of period	$174,160	$423,891

Non-cash Investing and Financing Activities:
MBS and CRT securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$1,917,813	$—
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$1,519,593	$—
MBS recorded upon de-linking of Linked Transactions	$—	$36,258
Net increase in securities obtained as collateral/obligation to return securities obtained as collateral	$25,150	$63,691
Transfer from residential whole loans to real estate owned	$12,894	$—
Dividends and dividend equivalents declared and unpaid	$74,560	$74,126

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

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

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2015 and results of operations for all periods presented have been made.  The results of operations for the nine months ended September 30, 2015 should not be construed as indicative of the results to be expected for the full year.

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
SEPTEMER 30, 2015

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

The Company has elected the fair value option for certain of its CRT securities as it considers this method of accounting more appropriately reflects the risk sharing structure of these securities. Such securities are carried at their fair value with changes in fair value included in earnings for the period and reported in Other Income, net on the Company’s consolidated statement of operations.

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
SEPTEMER 30, 2015

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

Balance Sheet Presentation

The Company’s MBS and CRT Securities pledged as collateral against repurchase agreements, Federal Home Loan Bank advances and Swaps are included on the consolidated balance sheets with the fair value of the securities pledged disclosed parenthetically.  Purchases and sales of securities are recorded on the trade date.

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
SEPTEMER 30, 2015

(d)  Residential Whole Loans

Residential whole loans included in the Company’s consolidated balance sheets are comprised of pools of fixed and adjustable rate residential mortgage loans acquired through consolidated trusts in secondary market transactions at discounted purchase prices. The accounting model utilized by the Company is determined at the time each loan package is initially acquired and is generally based on the delinquency status of the majority of the underlying borrowers in the package at acquisition. The accounting model described below under “Residential Whole Loans at Carrying Value” is typically utilized by the Company for loans where the underlying borrower has a delinquency status of less than 60 days at the acquisition date. The accounting model described below under “Residential Whole Loans at Fair Value” is typically utilized by the Company for loans where the underlying borrower has a delinquency status of 60 days or more at the acquisition date. The accounting model initially applied is not subsequently changed.

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

A decrease in expected cash flows in subsequent periods may indicate impairment at the pool and/or individual loan level thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. The allowance for loan losses represents the present value of cash flows expected at acquisition, adjusted for any increases due to changes in estimated cash flows, that are subsequently no longer expected to be received at the relevant measurement date. A significant increase in expected cash flows in subsequent periods first reduces any previously recognized allowance for loan losses and then will result in a recalculation in the amount of accretable yield. The adjustment of accretable yield due to a significant increase in expected cash flows is accounted for prospectively as a change in estimate and results in reclassification from nonaccretable difference to accretable yield. (See Notes 4 and 17)

Residential Whole Loans at Fair Value

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

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

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at September 30, 2015 or December 31, 2014.  The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency, were $156.2 million and $168.0 million at September 30, 2015 and December 31, 2014, respectively.  (See Notes 9 and 16)

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral or otherwise in connection with the Company’s Swaps and/or repurchase agreements.  Restricted cash is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its Swaps and repurchase agreements of $110.0 million and $67.3 million at September 30, 2015 and December 31, 2014, respectively.  (See Notes 6, 8, 9 and 16)

(g)  Goodwill

At September 30, 2015 and December 31, 2014, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through September 30, 2015, the Company had not recognized any impairment against its goodwill.

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
SEPTEMER 30, 2015

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

(k)  Repurchase Agreements and Other Advances

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

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, but may also have longer or shorter terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable or such collateral.  (See Notes 8, 9 and 16)

In addition to the repurchase agreement financing arrangements discussed above, as part of its financing strategy for Non-Agency MBS, the Company has entered into contemporaneous repurchase and reverse repurchase agreements with a single counterparty.  Under a typical reverse repurchase agreement, the Company buys securities from a borrower for cash and agrees to sell the same securities in the future for a price that is higher than the original purchase price.  The difference between the purchase price the Company originally paid and the sale price represents interest received from the borrower.  In contrast, the contemporaneous repurchase and reverse repurchase transactions effectively resulted in the Company pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral from the same counterparty in connection with the reverse repurchase agreement.  No net cash was exchanged between the Company and counterparty at the inception of the transactions.  Securities obtained and pledged as collateral are recorded as an asset on the Company’s consolidated balance sheets.  Interest income is recorded on the reverse repurchase agreement and interest expense is recorded on the repurchase agreement on an accrual basis.  Both the Company and the counterparty have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.  The Company’s liability to the counterparty in connection with this financing arrangement is recorded on the Company’s consolidated balance sheets and disclosed as “Obligation to return securities obtained as collateral, at fair value.”  (See Note 2(c))

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

Federal Home Loan Bank (“FHLB”) Advances

In July 2015, the Company’s wholly-owned subsidiary, MFA Insurance, Inc. (“MFA Insurance”), became a member of the Federal Home Loan Bank of Des Moines. At September 30, 2015 MFA Insurance had long-term FHLB advances with variable interest rates. Accrued interest payable on FHLB advances is included in Accrued interest payable on the Company’s consolidated balance sheets.

FHLB advances are secured financing transactions and are carried at their contractual amounts. The ability to borrow from the FHLB is subject to the Company’s continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. The amount of collateral pledged to the FHLB to secure advances is subject to periodic adjustment based on changes in the fair value of the collateral. (See Notes 8, 9 and 16)

In addition, as a condition to membership in the FHLB, MFA Insurance is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. FHLB stock is considered a non-marketable, long-term investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. FHLB stock is included in Prepaid and other assets on the Company’s consolidated balance sheets.

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

During 2010, the Company granted certain restricted stock units (“RSUs”) that vested after either two or four years of service and provided that certain criteria are met, which were based on a formula that included changes in the Company’s closing stock price over a two- or four-year period and dividends declared on the Company’s common stock during those periods.  From 2011 through 2013, the Company granted certain RSUs that vested annually over a one or three-year period, provided that certain criteria are met, which are based on a formula tied to the Company’s achievement of average total stockholder return during that three-year period.  During 2014 and 2015, the Company made grants of RSUs certain of which cliff vest after a three-year period and certain of which cliff vest after a three-year period, subject to the achievement of certain performance criteria based on a formula tied to the Company’s achievement of average total stockholder return during that three-year period. The features in these awards related to the attainment of total stockholder return over a specified period constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determined the amount of compensation expense recognized.  The amount of compensation expense recognized was not dependent on whether the market condition was or will be achieved, while differences in actual forfeiture experience relative to estimated forfeitures results in adjustments to the timing and amount of compensation expense recognized.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

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

(o)  U.S. Federal Income Taxes

The Company has elected to be taxed as a REIT under the provisions of the Internal Revenue Code of 1986, as amended, (the “Code”) and the corresponding provisions of state law.  The Company expects to operate in a manner that will enable it to satisfy the various requirements to maintain its status as a REIT. In order to maintain its status as a REIT, the Company must, among other things, distribute at least 90% of its REIT taxable income (excluding net long-term capital gains) to stockholders in the timeframe permitted by the Code.  As long as the Company maintains its status as a REIT, the Company will not be subject to regular Federal income tax to the extent that it distributes 100% of its REIT taxable income (including net long-term capital gains) to its stockholders within the permitted timeframe.  Should this not occur, the Company would be subject to federal taxes at prevailing corporate tax rates on the difference between its REIT taxable income and the amounts deemed to be distributed for that tax year.  As the Company’s objective is to distribute 100% of its REIT taxable income to its stockholders within the permitted timeframe, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.  Should the Company incur a liability for corporate income tax, such amounts would be recorded as REIT income tax expense on the Company’s consolidated statements of operations. Furthermore, if the Company fails to distribute during each calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of (i) 85% its REIT ordinary income for such year, (ii) 95% of its REIT capital gain income for such year, and (iii) any undistributed taxable income from prior periods, the Company would be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed. To the extent that the Company incurs interest, penalties or related excise taxes in connection with its tax obligations, including as a result of its assessment of uncertain tax positions, such amounts will be included in Operating and Other Expense on the Company’s consolidated statements of operations.

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

Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of September 30, 2015, December 31, 2014, or September 30, 2014. The Company filed its 2014 tax return prior to September 15, 2015. The Company’s tax returns for tax years 2010 through 2014 are open to examination.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

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

The Company accounts for TBA short positions as derivative instruments since it cannot assert that it is probable at inception, and throughout the term of the TBA contract, that it will physically deliver the Agency security upon settlement of the contract. The Company presents TBA short positions as either derivative assets or liabilities, at fair value, on its consolidated balance sheets. Gains and losses associated with TBA short positions are reported in Other Income, net on the Company’s consolidated statements of operations. (See Note 6)

The Company did not have any TBA short positions at September 30, 2015 and December 31, 2014.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

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
SEPTEMER 30, 2015

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
SEPTEMER 30, 2015

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

The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements, FHLB advances and Swaps.  Non-Agency MBS that were accounted for as components of Linked Transactions prior to 2015 are not reflected in the tables for prior periods set forth in this note, as they were accounted for as derivatives. New accounting guidance that was effective for the Company on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting. (See Notes 2(t), 6 and 9)

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.  The payment of principal and/or interest on Ginnie Mae MBS is explicitly backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have been under the conservatorship of the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

The following tables present certain information about the Company’s MBS and CRT securities at September 30, 2015 and December 31, 2014:

September 30, 2015

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$3,875,329	$146,519	$(61)	$—	$4,021,787	$4,086,523	$79,498	$(14,762)	$64,736
Freddie Mac	887,904	34,118	—	—	923,134	923,872	8,796	(8,058)	738
Ginnie Mae	9,666	169	—	—	9,835	10,082	247	—	247
Total Agency MBS	4,772,899	180,806	(61)	—	4,954,756	5,020,477	88,541	(22,820)	65,721
Non-Agency MBS:
Expected to Recover Par (3)(4)	2,764,021	232	(31,691)	—	2,732,562	2,755,036	27,326	(4,853)	22,473
Expected to Recover Less than Par (3)	4,271,588	—	(304,016)	(815,397)	3,152,175	3,769,186	621,564	(4,553)	617,011
Total Non-Agency MBS (5)	7,035,609	232	(335,707)	(815,397)	5,884,737	6,524,222	648,890	(9,406)	639,484
Total MBS	11,808,508	181,038	(335,768)	(815,397)	10,839,493	11,544,699	737,431	(32,226)	705,205
CRT securities (6)	156,000	—	(5,072)	—	150,928	149,968	788	(1,748)	(960)
Total MBS and CRT securities	$11,964,508	$181,038	$(340,840)	$(815,397)	$10,990,421	$11,694,667	$738,219	$(33,974)	$704,245

December 31, 2014

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$4,587,823	$174,245	$(71)	$—	$4,761,997	$4,843,084	$102,187	$(21,100)	$81,087
Freddie Mac	1,011,659	38,895	—	—	1,051,096	1,049,854	11,280	(12,522)	(1,242)
Ginnie Mae	10,811	189	—	—	11,000	11,269	269	—	269
Total Agency MBS	5,610,293	213,329	(71)	—	5,824,093	5,904,207	113,736	(33,622)	80,114
Non-Agency MBS:
Expected to Recover Par (3)(4)	431,788	461	(29,501)	—	402,748	428,431	26,735	(1,052)	25,683
Expected to Recover Less than Par (3)	4,888,113	—	(370,063)	(900,557)	3,617,493	4,327,001	712,168	(2,660)	709,508
Total Non-Agency MBS (5)	5,319,901	461	(399,564)	(900,557)	4,020,241	4,755,432	738,903	(3,712)	735,191
Total MBS	10,930,194	213,790	(399,635)	(900,557)	9,844,334	10,659,639	852,639	(37,334)	815,305
CRT securities	109,500	—	(4,727)	—	104,773	102,983	324	(2,114)	(1,790)
Total MBS and CRT securities	$11,039,694	$213,790	$(404,362)	$(900,557)	$9,949,107	$10,762,622	$852,963	$(39,448)	$813,515

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at September 30, 2015 reflect Credit Reserve of $793.7 million and OTTI of $21.7 million.  Amounts disclosed at December 31, 2014 reflect Credit Reserve of $877.6 million and OTTI of $23.0 million.

(2)	Includes principal payments receivable of $1.1 million and $542,000 at September 30, 2015 and December 31, 2014, respectively, which are not included in the Principal/Current Face.

(3)	Based on management’s current estimates of future principal cash flows expected to be received.

(4)
At September 30, 2015 RPL/NPL MBS had a $2.492 billion Principal/Current face, $2.490 billion amortized cost and $2.487 billion fair value. At December 31, 2014, RPL/NPL MBS had a $161.0 million Principal/Current face, $161.0 million amortized cost and $161.0 million fair value (excludes RPL/NPL MBS with $1.850 billion Principal/Current face, $1.847 billion amortized cost and $1.847 billion fair value that were presented as a component of Linked Transactions at December 31, 2014).

(5)	At September 30, 2015 and December 31, 2014, the Company expected to recover approximately 88% and 83%, respectively, of the then-current face amount of Non-Agency MBS.

(6)
Amounts disclosed at September 30, 2015 includes CRT securities with a fair value of $27.7 million for which the fair value option has been elected. Such securities have gross unrealized gains of approximately $515,000, gross unrealized losses of approximately $19,000 and net unrealized gains of approximately $496,000 at September 30, 2015. For the three and nine months ended September 30, 2015, such securities generated net unrealized losses of approximately $14,000 and net unrealized gains of approximately $496,000, respectively, that are included in Other Income, net in our consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

Unrealized Losses on MBS and CRT Securities

The following table presents information about the Company’s MBS and CRT securities that were in an unrealized loss position at September 30, 2015:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(Dollars in Thousands)
Agency MBS:
Fannie Mae	$508,889	$2,921	63	$852,198	$11,841	109	$1,361,087	$14,762
Freddie Mac	259,638	2,369	35	332,303	5,689	64	591,941	8,058
Total Agency MBS	768,527	5,290	98	1,184,501	17,530	173	1,953,028	22,820
Non-Agency MBS:
Expected to Recover Par (1)	1,411,102	4,117	33	13,249	736	8	1,424,351	4,853
Expected to Recover Less than Par (1)	120,040	1,982	24	67,908	2,571	11	187,948	4,553
Total Non-Agency MBS	1,531,142	6,099	57	81,157	3,307	19	1,612,299	9,406
Total MBS	2,299,669	11,389	155	1,265,658	20,837	192	3,565,327	32,226
CRT securities (2)	89,253	1,285	19	4,538	463	1	93,791	1,748
Total MBS and CRT securities	$2,388,922	$12,674	174	$1,270,196	$21,300	193	$3,659,118	$33,974

(1)	Based on management’s current estimates of future principal cash flows expected to be received.

(2)
Amounts disclosed at September 30, 2015 includes CRT securities with a fair value of $9.6 million for which the fair value option has been elected. Such securities have unrealized losses of $19,000 at September 30, 2015.

At September 30, 2015, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale to a third-party by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded or is limited to specified events of default, none of which has occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $22.8 million at September 30, 2015.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) that enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. In addition, the GSEs are currently profitable on a stand-alone basis with such profits being remitted to the U.S. Treasury. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2015 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $9.4 million at September 30, 2015.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or market place bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

The Company recognized credit-related OTTI losses through earnings related to its Non-Agency MBS of $705,000 during the nine months ended September 30, 2015. The Company did not recognize any credit-related OTTI losses through earnings related to its MBS during the three months ended September 30, 2015 and three and nine months ended September 30, 2014.

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

The following table presents the composition of OTTI charges recorded by the Company for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Total OTTI losses	$—	$—	$(525)	$—
OTTI reclassified from OCI	—	—	(180)	—
OTTI recognized in earnings	$—	$—	$(705)	$—

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

(In Thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Credit loss component of OTTI at beginning of period	$36,820	$36,115
Additions for credit related OTTI not previously recognized	—	461
Subsequent additional credit related OTTI recorded	—	244
Credit loss component of OTTI at end of period	$36,820	$36,820

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI (2)	Accretable Discount (1)(2)
Balance at beginning of period	$(847,017)	$(362,946)	$(986,842)	$(436,111)
Accretion of discount	—	22,805	—	25,504
Realized credit losses	21,527	—	20,733	—
Purchases	(455)	113	(4,200)	272
Sales	3,676	11,193	21,024	4,169
Transfers/release of credit reserve	6,872	(6,872)	20,185	(20,185)
Balance at end of period	$(815,397)	$(335,707)	$(929,100)	$(426,351)

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI (3)	Accretable Discount (1)(3)
Balance at beginning of period	$(900,557)	$(399,564)	$(1,043,037)	$(460,039)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	(15,543)	1,832	—	—
Accretion of discount	—	71,700	—	78,701
Realized credit losses	62,377	—	69,129	—
Purchases	(1,200)	(4,012)	(70,535)	25,314
Sales	5,573	28,995	34,780	10,236
Net impairment losses recognized in earnings	(705)	—	—	—
Transfers/release of credit reserve	34,658	(34,658)	80,563	(80,563)
Balance at end of period	$(815,397)	$(335,707)	$(929,100)	$(426,351)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
The Company reallocated $333,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the three months ended September 30, 2014.

(3)
The Company reallocated $218,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions during the nine months ended September 30, 2014.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$759,151	$905,704	$813,515	$752,912
Unrealized (loss)/gain on Agency MBS, net	(2,028)	(14,937)	(14,393)	46,000
Unrealized (loss)/gain on Non-Agency MBS, net	(42,011)	(28,473)	(72,791)	70,973
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	4,537	—
Reclassification adjustment for MBS sales included in net income	(11,363)	(13,589)	(26,414)	(21,180)
Reclassification adjustment for OTTI included in net income	—	—	(705)	—
Change in AOCI from AFS securities	(55,402)	(56,999)	(109,766)	95,793
Balance at end of period	$703,749	$848,705	$703,749	$848,705

Sales of MBS

During the three and nine months ended September 30, 2015, the Company sold certain Non-Agency MBS for $23.5 million and $50.7 million, realizing gross gains of $11.2 million and $25.2 million, respectively.  During the three and nine months ended September 30, 2014, the Company sold certain Non-Agency MBS for $61.6 million and $103.6 million, realizing gross gains of $13.9 million and $25.3 million, respectively. The Company has no continuing involvement with any of the sold MBS.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

 Interest Income on MBS and CRT Securities

The following table presents the components of interest income on the Company’s MBS and CRT securities for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Agency MBS
Coupon interest	$35,154	$46,529	$113,543	$145,864
Effective yield adjustment (1)	(11,536)	(13,463)	(32,513)	(35,860)
Interest income	$23,618	$33,066	$81,030	$110,004

Legacy Non-Agency MBS
Coupon interest	$44,824	$52,270	$141,152	$161,318
Effective yield adjustment (2)	21,955	25,477	69,816	78,561
Interest income	$66,779	$77,747	$210,968	$239,879

RPL/NPL MBS
Coupon interest	$22,898	$97	$63,602	$800
Effective yield adjustment (2)	753	—	1,662	—
Interest income	$23,651	$97	$65,264	$800

CRT securities
Coupon interest	$1,432	$30	$4,000	$30
Effective yield adjustment (2)	161	—	477	—
Interest income	$1,593	$30	$4,477	$30

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

4.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at September 30, 2015 and December 31, 2014, are approximately $777.4 million and $351.4 million, respectively, of residential whole loans arising from the Company’s 100% equity interest in certificates issued by certain trusts established to acquire the loans. Based on its evaluation of these interests and other factors, the Company has determined that the trusts are required to be consolidated for financial reporting purposes.

Residential Whole Loans at Carrying Value

Residential whole loans at carrying value totaled approximately $245.9 million and $207.9 million at September 30, 2015 and December 31, 2014, respectively. The carrying value reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. The carrying value is reduced by any allowance for loan losses established subsequent to acquisition.

The Company recorded an allowance for loan losses of approximately $922,000 on its residential whole loan pools held at carrying value as of September 30, 2015. For the three and nine months ended September 30, 2015 a net provision for loan losses of approximately $335,000 and $785,000, respectively, was recorded, which is included in Operating and Other expense on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

The following table presents the activity in the Company’s allowance for loan losses on its residential whole loan pools at carrying value for the three and nine months ended September 30, 2015.

(In Thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Balance at the beginning of period	$587	$137
Provisions for loan losses	335	785
Balance at the end of the period	$922	$922

The following table presents information regarding estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the residential whole loans held at carrying value acquired by the Company for the three and nine months ended September 30, 2015:

(In Thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Contractually required principal and interest	$10,646	$103,950
Contractual cash flows not expected to be collected (non-accretable yield)	(1,313)	(18,465)
Expected cash flows to be collected	9,333	85,485
Interest component of expected cash flows (accretable yield)	(3,620)	(34,901)
Fair value at the date of acquisition	$5,713	$50,584
The following table presents accretable yield activity for the Company’s residential whole loans held at carrying value for the three and nine months ended September 30, 2015:

(In Thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Balance at beginning of period	$155,574	$133,012
Additions	3,620	34,901
Accretion	(3,972)	(11,406)
Reclassifications to non-accretable difference, net	2,692	1,407
Balance at end of period	$157,914	$157,914

Accretable yield for residential whole loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from non-accretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and non-accretable yield and the accretion of interest income are based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded during the three and nine months ended September 30, 2015 is not necessarily indicative of future results.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

The following table presents information regarding the Company’s residential whole loans at fair value at September 30, 2015 and December 31, 2014:

(Dollars in Thousands)	September 30, 2015	December 31, 2014
Outstanding principal balance	$670,068	$182,613
Aggregate fair value	$531,537	$143,472
Number of loans	2,713	885

During the three and nine months ended September 30, 2015, the Company recorded net gains on residential whole loans at fair value of $5.0 million and $10.2 million, respectively. The Company did not have any residential whole loans held at fair value during the three and nine months ended September 30, 2014.

The following table presents the components of Net gain on residential whole loans held at fair value for the three and nine months ended September 30, 2015:

(In Thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Coupon payments and other income received	$2,186	$5,018
Net unrealized gains	2,362	3,872
Net gain on payoff/liquidation of loans	431	1,286
Total	$4,979	$10,176

5.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at September 30, 2015 and December 31, 2014:

(In Thousands)	September 30, 2015	December 31, 2014
MBS interest receivable:
Fannie Mae	$9,390	$11,761
Freddie Mac	2,271	2,598
Ginnie Mae	15	17
Non-Agency MBS	16,080	16,794
Total MBS interest receivable	27,756	31,170
Residential whole loans	2,229	1,324
CRT securities	110	66
Money market and other investments	20	21
Total interest receivable	$30,115	$32,581

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

6.      Derivative Instruments

The Company’s derivative instruments are currently comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. Prior to 2015, the Company had also entered into Linked Transactions, which were not designated as hedging instruments. (See Notes 2(p), 2(t) and below) The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at September 30, 2015 and December 31, 2014:

			September 30, 2015	September 30, 2015	December 31, 2014
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value
(In Thousands)
Linked Transactions	Non-Hedging	Assets	N/A	N/A	$398,336
Non-cleared legacy Swaps (1)	Hedging	Assets	$100,000	$18	$3,136
Non-cleared legacy Swaps (1)	Hedging	Liabilities	$400,000	$(639)	$(4,263)
Cleared Swaps (2)	Hedging	Liabilities	$2,550,000	$(104,834)	$(57,935)

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
SEPTEMER 30, 2015

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

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the three and nine months ended September 30, 2014:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In Thousands)	2014	2014
Interest income attributable to MBS underlying Linked Transactions	$6,625	$11,591
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(2,246)	(3,719)
Change in fair value of Linked Transactions included in earnings	(1,820)	1,714
Unrealized net gains and net interest income from Linked Transactions	$2,559	$9,586

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

A number of the Company’s Swap contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  Such financial covenants include minimum net worth requirements and maximum debt-to-equity ratios.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swap contracts, the counterparty to such agreement may have the option to terminate all of its outstanding Swap contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swap contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through September 30, 2015.  At September 30, 2015, the aggregate fair value of assets needed to immediately settle Swap contracts that were in a liability position to the Company, if so required, was approximately $106.9 million, including accrued interest payable of approximately $1.5 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

The following table presents the assets pledged as collateral against the Company’s Swap contracts at September 30, 2015 and December 31, 2014:

(In Thousands)	September 30, 2015	December 31, 2014
Agency MBS, at fair value	$42,994	$57,247
Restricted cash	109,223	66,486
Total assets pledged against Swaps	$152,217	$123,733

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

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At September 30, 2015, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the three and nine months ended September 30, 2015 and 2014.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company did not recognize any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness during the three and nine months ended September 30, 2015 and 2014.

At September 30, 2015, the Company had Swaps designated in hedging relationships with an aggregate notional amount of $3.050 billion, which had net unrealized losses of $105.5 million, and extended 48 months on average with a maximum term of approximately 95 months.

The following table presents certain information with respect to the Company’s Swap activity during the three and nine months ended September 30, 2015:

(Dollars in Thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
New Swaps:
Aggregate notional amount	$—	$—
Weighted average fixed-pay rate	—%	—%
Initial maturity date	N/A	N/A
Number of new Swaps	—	—
Swaps amortized/expired:
Aggregate notional amount	$—	$710,170
Weighted average fixed-pay rate	—%	1.96%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

The following table presents information about the Company’s Swaps at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$22,290	3.63%	0.23%
Over 30 days to 3 months	—	—	—	387,880	1.80	0.16
Over 3 months to 6 months	50,000	2.13	0.20	300,000	2.06	0.17
Over 6 months to 12 months	—	—	—	—	—	—
Over 12 months to 24 months	450,000	0.56	0.20	150,000	1.03	0.16
Over 24 months to 36 months	550,000	1.49	0.21	350,000	0.58	0.16
Over 36 months to 48 months	200,000	1.71	0.20	550,000	1.49	0.16
Over 48 months to 60 months	1,500,000	2.22	0.21	200,000	1.71	0.17
Over 60 months to 72 months	200,000	2.20	0.21	1,500,000	2.22	0.16
Over 72 months to 84 months	—	—	—	200,000	2.20	0.17
Over 84 months (3)	100,000	2.75	0.22	100,000	2.75	0.16
Total Swaps	$3,050,000	1.82%	0.20%	$3,760,170	1.85%	0.16%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.
(3) Reflects one Swap with a maturity date of July 2023.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2015	2014	2015	2014
Interest expense attributable to Swaps	$12,711	$17,491	$41,266	$53,129
Weighted average Swap rate paid	1.82%	1.91%	1.83%	1.92%
Weighted average Swap rate received	0.19%	0.16%	0.18%	0.16%

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
AOCI from derivative hedging instruments:
Balance at beginning of period	$(64,571)	$(54,671)	$(59,062)	$(15,217)
Unrealized (loss)/gain on Swaps, net	(40,884)	23,500	(46,393)	(16,401)
Reclassification of unrealized loss on de-designated Swaps	—	—	—	447
Balance at end of period	$(105,455)	$(31,171)	$(105,455)	$(31,171)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

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

7.    Real Estate Owned

At September 30, 2015, the Company had 110 REO properties with an aggregate carrying value of $14.5 million. At December 31, 2014, the Company had 46 REO properties with an aggregate carrying value of $5.5 million. During the three and nine months ended September 30, 2015, the Company acquired 13 residential properties, for approximately $1.7 million, in connection with the acquisition of residential whole loans.

During the three and nine months ended September 30, 2015, the Company reclassified 39 and 87 mortgage loans to REO at an aggregate estimated fair value of $5.9 million and $12.9 million, respectively at the time of transfer. Such transfers occur when the Company takes possession of the property by foreclosing on the borrower or completes a “deed-in-lieu of foreclosure” transaction.

At September 30, 2015, $11.8 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $14.1 million of residential whole loans at carrying value and $292.4 million of residential whole loans at fair value at September 30, 2015.

During the three and nine months ended September 30, 2015, the Company sold 17 and 36 REO properties for consideration of $1.7 million and $3.7 million, realizing net gains of approximately $129,000 and net losses of approximately $102,000, respectively, which are included in Other, net on the Company’s consolidated statements of operations. In addition, following an updated assessment of liquidation amounts expected to be realized that was performed on all REO held at the end of the third quarter of 2015, an adjustment of approximately $560,000 was recorded to reflect certain REO properties at the lower of cost or estimated fair value, bringing the total of such adjustments for the nine month period ended September 30, 2015 to $1.9 million.

The following table presents the activity in the Company’s REO for the three and nine months ended September 30, 2015. The Company did not have REO during the three and nine months ended September 30, 2014.

(In Thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Balance at beginning of period	$8,857	$5,492
Adjustments to record at lower of cost or fair value	(560)	(1,939)
Transfer from residential whole loans (1)	5,892	12,894
Purchases and capital improvements	2,052	2,052
Disposals	(1,716)	(3,974)
Balance at end of period	$14,525	$14,525

(1)  Includes net gain recorded on transfer of approximately $110,000 and $704,000, respectively, for the three and nine months ended September 30, 2015.

Real estate owned is included in Prepaid and other assets in the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

8.      Repurchase Agreements and Other Advances

Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and are collateralized by the Company’s MBS, U.S. Treasury securities (obtained as part of a reverse repurchase agreement), CRT securities, residential whole loans and cash, and bear interest that is generally LIBOR-based.  (See Notes 2(k) and 9)  At September 30, 2015, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 21 days and an effective repricing period of 16 months, including the impact of related Swaps.  At December 31, 2014, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 25 days and an effective repricing period of 21 months, including the impact of related Swaps.

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at September 30, 2015 and December 31, 2014:

(Dollars in Thousands)	September 30, 2015	December 31, 2014
Repurchase agreement borrowings secured by Agency MBS	$4,151,976	$5,177,835
Fair value of Agency MBS pledged as collateral under repurchase agreements	$4,373,565	$5,462,566
Weighted average haircut on Agency MBS (1)	4.70%	4.79%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS (2)	$2,043,188	$2,233,236
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements (2)(3)	$2,974,878	$3,491,312
Weighted average haircut on Legacy Non-Agency MBS (1)	25.74%	28.88%
Repurchase agreement borrowings secured by RPL/NPL MBS (2)	$1,997,579	$130,919
Fair value of RPL/NPL MBS pledged as collateral under repurchase agreements (2)	$2,487,168	$160,688
Weighted average haircut on RPL/NPL MBS (1)	21.29%	20.00%
Repurchase agreements secured by U.S. Treasuries	$497,973	$507,114
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$508,838	$512,105
Weighted average haircut on U.S. Treasuries (1)	2.00%	1.62%
Repurchase agreements secured by CRT securities (2)	$92,566	$75,960
Fair value of CRT securities pledged as collateral under repurchase agreements (2)	$118,616	$94,610
Weighted average haircut on CRT securities (1)	25.17%	25.00%
Repurchase agreements secured by residential whole loans	$427,552	$142,324
Fair value of residential whole loans pledged as collateral under repurchase agreements	$595,503	$212,986
Weighted average haircut on residential whole loans (1)	27.69%	33.43%

(1)	Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

(2)
Does not reflect Legacy Non-Agency MBS, RPL/NPL MBS, CRT securities and repurchase agreement borrowings that were components of Linked Transactions at December 31, 2014. As previously discussed, new accounting guidance effective January 1, 2015 prospectively eliminated the use of Linked Transaction accounting. (See Note 6)

(3)
Includes $588.6 million and $1.275 billion of Legacy Non-Agency MBS acquired from consolidated VIEs at September 30, 2015, and December 31, 2014, respectively, that are eliminated from the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Balance	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$8,065,678	1.05%	$7,144,737	0.72%
Over 30 days to 3 months	938,682	1.75	1,000,313	1.12
Over 3 months to 12 months	206,474	2.12	122,338	1.98
Total	$9,210,834	1.14%	$8,267,388	0.79%

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

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements, all of which are accounted for as secured borrowings, at September 30, 2015 and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	September 30, 2015
Contractual Maturity	Agency MBS	Legacy Non-Agency MBS	RPL/NPL MBS	U.S. Treasuries	CRT Securities	Residential Whole Loans	Total	Weighted Average Interest Rate
(Dollars in Thousands)
Overnight	$—	$—	$—	$—	$—	$—	$—	—%
Within 30 days	3,828,598	1,356,021	1,310,902	497,973	73,459	126,051	7,193,004	0.98
Over 30 days to 3 months	206,088	480,693	686,677	—	19,107	—	1,392,565	1.56
Over 3 months to 12 months	117,290	206,474	—	—	—	126,457	450,221	1.76
Over 12 months	—	—	—	—	—	175,044	175,044	2.83
Total	$4,151,976	$2,043,188	$1,997,579	$497,973	$92,566	$427,552	$9,210,834	1.14%

Gross amount of recognized liabilities for repurchase agreements in Note 10							$9,210,834
Amounts related to repurchase agreements not included in offsetting disclosure in Note 10							$—

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

The Company had repurchase agreements with 26 and 25 counterparties September 30, 2015 and December 31, 2014, respectively.  The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2015:

	September 30, 2015
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Credit Suisse	BBB+/Aa2/A	$382,105	1	12.5%
Wells Fargo (3)	AA-/Aa2/AA	345,100	6	11.3
RBC (4)	AA-/Aa3/AA	337,792	2	11.1
UBS (5)	A/A2/A	214,022	4	7.0

(1)	As rated at September 30, 2015 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

(3)	Includes $278.1 million at risk with Wells Fargo Bank, NA and $67.0 million at risk with Wells Fargo Securities LLC.

(4)
Includes $311.8 million at risk with RBC Barbados, $17.1 million at risk with Royal Bank of Canada and $8.9 million at risk with RBC Capital Markets LLC. Counterparty ratings are not published for RBC Barbados and RBC Capital Markets LLC.

(5)	Includes Non-Agency MBS pledged as collateral with contemporaneous repurchase and reverse repurchase agreements.

FHLB Advances

As of September 30, 2015, MFA Insurance had $265.0 million in outstanding long-term secured FHLB advances with a weighted average borrowing rate of 0.26% and a weighted average term to maturity of 4.87 years. Interest payable on outstanding FHLB advances at September 30, 2015 totaled approximately $18,000, and is included in Accrued interest payable on the Company’s consolidated balance sheets.

9.      Collateral Positions

The Company pledges securities or cash as collateral to its counterparties pursuant to its borrowings under repurchase agreements, FHLB advances and its derivative contracts that are in an unrealized loss position, and it receives securities or cash as collateral pursuant to financing provided under reverse repurchase agreements and certain of its derivative contracts in an unrealized gain position.  The Company exchanges collateral with its counterparties based on changes in the fair value, notional amount and term of the associated repurchase agreements, FHLB advances and derivative contracts, as applicable.  Through this margining process, either the Company or its counterparty may be required to pledge cash or securities as collateral.  In addition, Swaps novated to and cleared by a central clearing house are subject to initial margin requirements. When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral, or provide collateral to the Company in the form of cash or equivalent securities.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements, derivative hedging instruments and FHLB advances at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$42,994	$—	$57,247	$—
Cash (1)	109,223	—	66,486	—
	152,217	—	123,733	—
Repurchase Agreement Borrowings:
Agency MBS	4,373,565	—	5,462,566	—
Legacy Non-Agency MBS (2)(3)	2,974,878	—	3,491,312	—
RPL/NPL MBS	2,487,168	—	160,688	—
U.S. Treasury securities	508,838	—	512,105	—
CRT securities	118,616	—	94,610	—
Residential whole loans	595,503	—	212,986	—
Cash (1)	774	—	769	—
	11,059,342	—	9,935,036	—

FHLB Advances:
Agency MBS	285,878	—	—	—
	285,878	—	—	—

Reverse Repurchase Agreements:
U.S. Treasury securities	—	508,838	—	512,105
	—	508,838	—	512,105
Total	$11,497,437	$508,838	$10,058,769	$512,105

(1)  Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.
(2)  Includes $588.6 million and $1.275 billion of Legacy Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at September 30, 2015 and December 31, 2014, respectively, that are eliminated from the Company’s consolidated balance sheets.
(3)  In addition, at September 30, 2015 and December 31, 2014, $732.7 million and $731.0 million of Legacy Non-Agency MBS, respectively, are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and other advances, and derivative hedging instruments at September 30, 2015:

	September 30, 2015
	Assets Pledged Under Repurchase Agreements and Other Advances			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value	Amortized Cost	Accrued Interest on Pledged Assets	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Assets
Agency MBS (1)	$4,659,443	$4,599,795	$10,863	$42,994	$43,439	$88	$4,713,388
Legacy Non-Agency MBS (2)(3)	2,974,878	2,395,645	10,789	—	—	—	2,985,667
RPL/NPL MBS	2,487,168	2,489,964	1,424	—	—	—	2,488,592
U.S. Treasuries	508,838	508,838	—	—	—	—	508,838
CRT securities	118,616	120,232	84	—	—	—	118,700
Residential whole loans	595,503	587,928	1,394	—	—	—	596,897
Cash (4)	774	774	—	109,223	109,223	—	109,997
Total	$11,345,220	$10,703,176	$24,554	$152,217	$152,662	$88	$11,522,079

(1)
Includes Agency MBS pledged under FHLB advances with an aggregate fair value of $285.9 million, aggregate amortized cost of $281.8 million and aggregate accrued interest of approximately $716,000 at September 30, 2015.

(2)
Includes $588.6 million of Legacy Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at September 30, 2015, that are eliminated from the Company’s consolidated balance sheets.

(3)
In addition, at September 30, 2015, $732.7 million of Legacy Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

(4)	Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

10.    Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and may potentially be offset on the Company’s consolidated balance sheets at September 30, 2015 and December 31, 2014:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
September 30, 2015
Swaps, at fair value	$18	$—	$18	$(18)	$—	$—
Total	$18	$—	$18	$(18)	$—	$—

December 31, 2014
Swaps, at fair value	$3,136	$—	$3,136	$(3,136)	$—	$—
Total	$3,136	$—	$3,136	$(3,136)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
September 30, 2015
Swaps, at fair value (2)	$105,473	$—	$105,473	$—	$(105,473)	$—
Repurchase agreements and other advances (3)	9,475,834	—	9,475,834	(9,475,060)	(774)	—
Total	$9,581,307	$—	$9,581,307	$(9,475,060)	$(106,247)	$—

December 31, 2014
Swaps, at fair value (2)	$62,198	$—	$62,198	$—	$(62,198)	$—
Repurchase agreements (3)	8,267,388	—	8,267,388	(8,266,619)	(769)	—
Total	$8,329,586	$—	$8,329,586	$(8,266,619)	$(62,967)	$—

(1) Amounts disclosed in the Financial Instruments column of the table above represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements and other advances, and derivative transactions.  Amounts disclosed in the Cash Collateral Pledged column of the table above represent amounts pledged as collateral against derivative transactions and repurchase agreements, and exclude excess collateral of $3.8 million and $4.3 million at September 30, 2015 and December 31, 2014, respectively.
(2) The fair value of securities pledged against the Company’s Swaps was $43.0 million and $57.2 million at September 30, 2015 and December 31, 2014, respectively.
(3) The fair value of financial instruments pledged against the Company’s repurchase agreements and other advances was $11.344 billion and $9.934 billion at September 30, 2015 and December 31, 2014, respectively.

Nature of Setoff Rights

In the Company’s consolidated balance sheets, all balances associated with the repurchase agreement and derivative transactions are presented on a gross basis.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

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

(c)  MBS Purchase Commitments

At September 30, 2015, the Company had commitments to purchase Non-Agency MBS at an estimated price of $4.8 million. These commitments are included in the Non-Agency MBS balances presented at fair value on the Company’s consolidated balance sheets.

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
SEPTEMER 30, 2015

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
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2015 through September 30, 2015:

Declaration Date	Record Date	Payment Date	Dividend Per Share
August 24, 2015	September 9, 2015	September 30, 2015	$0.46875
May 18, 2015	June 2, 2015	June 30, 2015	0.46875
February 13, 2015	February 27, 2015	March 31, 2015	0.46875

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2015 through September 30, 2015:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
September 17, 2015	September 29, 2015	October 30, 2015	$0.20	(1)
June 15, 2015	June 29, 2015	July 31, 2015	0.20
March 13, 2015	March 27, 2015	April 30, 2015	0.20

(1)  At September 30, 2015, the Company had accrued dividends and dividend equivalents payable of $74.6 million related to the common stock dividend declared on September 17, 2015.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On August 8, 2013, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At September 30, 2015, 6.9 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and nine months ended September 30, 2015, the Company issued 40,521 and 120,180 shares of common stock through the DRSPP, raising net proceeds of approximately $303,000 and $926,000, respectively.  From the inception of the DRSPP in September 2003 through September 30, 2015, the Company issued 30,686,799 shares pursuant to the DRSPP, raising net proceeds of $258.0 million.

(d)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2015.  At September 30, 2015, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

(e)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015			Nine Months Ended September 30, 2015
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI
Balance at beginning of period	$759,151	$(64,571)	$694,580	$813,515	$(59,062)	$754,453
OCI before reclassifications	(44,039)	(40,884)	(84,923)	(87,184)	(46,393)	(133,577)
Amounts reclassified from AOCI (1)	(11,363)	—	(11,363)	(27,119)	—	(27,119)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	—	4,537	—	4,537
Net OCI during the period (2)	(55,402)	(40,884)	(96,286)	(109,766)	(46,393)	(156,159)
Balance at end of period	$703,749	$(105,455)	$598,294	$703,749	$(105,455)	$598,294

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2014:

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI
Balance at beginning of period	$905,704	$(54,671)	$851,033	$752,912	$(15,217)	$737,695
OCI before reclassifications	(43,410)	23,500	(19,910)	116,973	(16,401)	100,572
Amounts reclassified from AOCI (1)	(13,589)	—	(13,589)	(21,180)	447	(20,733)
Net OCI during the period (2)	(56,999)	23,500	(33,499)	95,793	(15,954)	79,839
Balance at end of period	$848,705	$(31,171)	$817,534	$848,705	$(31,171)	$817,534

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and nine months ended September 30, 2015:

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income Is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(11,363)	$(26,414)	Gain on sales of MBS
OTTI recognized in earnings	—	(705)	Net impairment losses recognized in earnings
Total AFS Securities	$(11,363)	$(27,119)
Total reclassifications for period	$(11,363)	$(27,119)

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

At September 30, 2015 and December 31, 2014, the Company had unrealized losses recorded in AOCI of $576,000 and $629,000, respectively on securities for which OTTI had been recognized in earnings in prior periods.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

14.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2015	2014	2015	2014
Numerator:
Net income	$79,510	$78,882	$239,754	$233,796
Dividends declared on preferred stock	(3,750)	(3,750)	(11,250)	(11,250)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(396)	(281)	(1,183)	(842)
Net income to common stockholders - basic and diluted	$75,364	$74,851	$227,321	$221,704

Denominator:
Weighted average common shares for basic and diluted earnings per share (1)	372,178	369,690	372,056	368,430
Basic and diluted earnings per share	$0.20	$0.20	$0.61	$0.60

(1)
At September 30, 2015, the Company had an aggregate of 2.1 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2015, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of approximately 181,000 shares of restricted common stock with a weighted average grant date fair value of $7.49 and approximately 1.9 million RSUs with a weighted average grant date fair value of $6.90.  These equity instruments may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count towards this limit.  At September 30, 2015, approximately 9.9 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine in its discretion.  Payments made on the Company’s existing dividend equivalents are charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments of approximately $5,000 and $10,000 during the three months ended September 30, 2015 and 2014, respectively and approximately $15,000 and $64,000 during the nine months ended September 30, 2015 and 2014, respectively. At September 30, 2015, there were 8,215 dividend equivalent rights outstanding, which had been awarded separately from, but in connection with,

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

grants of RSUs made in prior years. A 0% forfeiture rate was assumed with respect to such dividend equivalent rights outstanding at September 30, 2015. At September 30, 2015, the Company had unrecognized compensation expense of approximately $64,000 related to such dividend equivalent rights, which are scheduled to elapse over a weighted average period of 0.8 years.

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

The Company did not grant any stock options during the nine months ended September 30, 2015 and 2014.  During the three and nine months ended September 30, 2014, 5,000 stock options expired which had an exercise price of $8.40. At September 30, 2015, the Company had no stock options outstanding.

Restricted Stock

The Company did not award any shares of restricted common stock during the three months ended September 30, 2015 and awarded 12,611 shares of restricted common stock during the nine months ended September 30, 2015. During the three and nine months ended September 30, 2014, the Company awarded 32,658 and 95,718 shares of restricted common stock, respectively. At September 30, 2015 and December 31, 2014, the Company had unrecognized compensation expense of $1.0 million and $1.8 million, respectively, related to unvested shares of restricted common stock.  The Company had accrued dividends payable of approximately $235,000 and $354,000 on unvested shares of restricted stock at September 30, 2015 and December 31, 2014, respectively.  The unrecognized compensation expense at September 30, 2015 is expected to be recognized over a weighted average period of 1.6 years.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of September 30, 2015 are designated to be settled in shares of the Company’s common stock.  The Company did not grant any RSUs during the three months ended September 30, 2015 and granted 682,054 RSUs during the nine months ended September 30, 2015. During the three and nine months ended September 30, 2014 the Company granted 3,334 and 630,815 RSUs respectively.  There were 7,500 RSUs forfeited during the three and nine months ended September 30, 2015. During the nine months ended September 30, 2014, an aggregate of 97,164 previously awarded RSUs were forfeited by the holders’ thereof in connection with the negotiation of such holders’ respective new employment agreements. All RSUs outstanding at September 30, 2015 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled.  At September 30, 2015 and December 31, 2014, the Company had unrecognized compensation expense of $4.7 million and $2.7 million, respectively, related to RSUs.  The unrecognized compensation expense at September 30, 2015 is expected to be recognized over a weighted average period of 1.9 years.  A 0% forfeiture rate was assumed with respect to unvested RSUs at September 30, 2015.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Restricted shares of common stock	$247	$643	$841	$1,892
RSUs	764	591	2,698	2,354	(1)
Dividend equivalent rights	20	37	61	111
Total	$1,031	$1,271	$3,600	$4,357

(1) RSU expense for the nine months ended September 30, 2014 includes approximately $500,000 for a one-time grant to the Company’s chief executive officer.

(b)  Employment Agreements

At September 30, 2015, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2015	2014	2015	2014
Non-employee directors	$(35)	$(11)	$(51)	$52
Total	$(35)	$(11)	$(51)	$52

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through September 30, 2015 and December 31, 2014 that had not been distributed and the Company’s associated liability for such deferrals at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$488	$510	$324	$446
Total	$488	$510	$324	$446

(1)  Represents the cumulative amounts that were deferred by participants through September 30, 2015 and December 31, 2014, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended September 30, 2015 and 2014, the Company recognized expenses for matching contributions of $75,000 and $65,000, respectively, and $225,000 and $195,000 for the nine months ended September 30, 2015 and 2014, respectively.

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
SEPTEMER 30, 2015

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of September 30, 2015, on the consolidated balance sheet by the valuation hierarchy, as previously described:

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$5,020,477	$—	$5,020,477
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	6,524,222	—	6,524,222
CRT securities	—	149,968	—	149,968
Securities obtained and pledged as collateral	509,620	—	—	509,620
Residential whole loans, at fair value	—	—	531,537	531,537
Swaps	—	18	—	18
Total assets carried at fair value	$509,620	$11,694,685	$531,537	$12,735,842
Liabilities:
Swaps	$—	$105,473	$—	$105,473
Obligation to return securities obtained as collateral	509,620	—	—	509,620
Total liabilities carried at fair value	$509,620	$105,473	$—	$615,093

The following table presents additional information for the three and nine months ended September 30, 2015 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis. The Company did not own any residential whole loans held at fair value during the three and nine months ended September 30, 2014.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

(In Thousands)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015

Balance at beginning of period	$183,861	$143,472
Purchases and capitalized advances	357,258	410,981
Changes in fair value recorded in Net gain on residential whole loans held at fair value	2,362	3,872
Collection of principal, net of liquidation gains/losses	(7,152)	(15,716)
Transfer to REO	(4,792)	(11,072)
Balance at end of period	$531,537	$531,537

The Company did not transfer any assets or liabilities from one level to another during the nine months ended September 30, 2015.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of September 30, 2015:

Fair Value Methodology for Level 3 Financial Instruments

	September 30, 2015
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Range	Weighted Average

Residential whole loans, at fair value	$65,176	Discounted cash flow	Discount rate	6.00-7.83%	6.85%
			Prepayment rate	0.25-10.60%	6.62%
			Default rate	0.00-8.80%	3.23%
			Loss severity	10.00-75.62%	19.02%

	$105,757	Liquidation model	Discount rate	6.75-9.56%	7.13%
			Annual change in home prices	(6.75)-4.94%	1.56%
			Liquidation timeline (in years)	0.92-4.67	1.86
			Current value of underlying properties	$29-$3,440	$475
Total	$170,933

(1) Excludes approximately $360.6 million of loans for which the purchase transaction closed in September 2015 as management considers the purchase price continues to reflect the fair value of such loans at September 30, 2015.

The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company’s residential whole loans for which the fair value option was elected, at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
(In Thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Residential whole loans, at fair value
Total loans	$531,537	$670,068	$(138,531)	$143,472	$182,613	$(39,141)
Loans 90 days or more past due	$432,974	$555,861	$(122,887)	$128,591	$165,358	$(36,767)

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Agency MBS	$5,020,477	$5,020,477	$5,904,207	$5,904,207
Non-Agency MBS, including MBS transferred to consolidated VIEs	6,524,222	6,524,222	4,755,432	4,755,432
CRT securities	149,968	149,968	102,983	102,983
Securities obtained and pledged as collateral	509,620	509,620	512,105	512,105
Residential whole loans, at carrying value	245,894	262,330	207,923	217,386
Residential whole loans, at fair value	531,537	531,537	143,472	143,472
Cash and cash equivalents	174,160	174,160	182,437	182,437
Restricted cash	109,997	109,997	67,255	67,255
Linked Transactions	—	—	398,336	398,336
Swaps	18	18	3,136	3,136
Financial Liabilities:
Repurchase agreements	9,210,834	9,210,989	8,267,388	8,266,699
FHLB advances	265,000	265,000	—	—
Securitized debt	32,217	32,298	110,574	110,791
Obligation to return securities obtained as collateral	509,620	509,620	512,105	512,105
Senior Notes	100,000	100,351	100,000	103,031
Swaps	105,473	105,473	62,198	62,198

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

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At September 30, 2015 and December 31, 2014, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

Linked Transactions: As previously discussed, new accounting guidance that was effective for the Company on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting, and as a result, the Company did not have any Linked Transactions at September 30, 2015. The Non-Agency MBS that prior to January 1, 2015 were accounted for as a component of Linked Transactions were valued using similar techniques to those used for the Company’s other Non-Agency MBS.  The value of the underlying MBS was then netted against the carrying amount (which approximates fair value) of the repurchase agreement borrowing at the valuation date.  The fair value of Linked Transactions also included accrued interest receivable on the MBS and accrued interest payable on the underlying repurchase agreement borrowings.  The Company’s Linked Transactions were classified as Level 2 in the fair value hierarchy at December 31, 2014.

Repurchase Agreements:  The fair value of repurchase agreements reflects the present value of the contractual cash flows discounted at market interest rates at the valuation date for repurchase agreements with a term equivalent to the remaining term

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

to interest rate repricing, which may be at maturity.  Such interest rates are estimated based on LIBOR rates observed in the market.  The Company’s repurchase agreements are classified as Level 2 in the fair value hierarchy.

FHLB Advances: FHLB advances reflect collateralized borrowings at variable market interest rates that reset on a monthly basis. Accordingly, the carrying amount of FHLB advances are considered to approximate fair value. The Company’s FHLB advances are classified as Level 2 in the fair value hierarchy.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

The following table summarizes the key details of the resecuritization transactions in which the Company participated as of September 30, 2015:

(Dollars in Thousands)	February 2012	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	DMSI 2010-RS2
Principal value of Non-Agency MBS sold	$433,347	$985,228
Face amount of Bonds issued by the VIE and purchased by 3rd party investors (1)	$186,691	$373,577
Outstanding amount of Senior Bonds at September 30, 2015 (1)	$32,217	$—
Pass-through rate for Senior Bonds issued	2.85%	—%
Face amount of Senior Support Certificates received by the Company (2)	$217,857	$472,588
Cash received	$186,691	$375,621
Notional amount acquired of non-rated, interest only senior certificates (1)	$186,691	$—
Unamortized deferred costs	$277	$—

(1) Amount disclosed reflects principal balances of the DMSI 2010-RS A1, A2 and A3 bonds. The DMSI 2010-RS2 A2 and A3 bonds were sold to third party investors during 2013. The principal balance of the DMSI 2010-RS2 A1 Bond and associated interest only Senior certificate was paid off during 2013. The principal balances of the DMSI 2010-RS2 A2 and A3 Bonds were paid off in January 2015 and September 2015, respectively.
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

As of September 30, 2015 and December 31, 2014, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $628.9 million and $1.397 billion, respectively.  These assets are included in the Company’s consolidated balance sheets and disclosed as “Non-Agency MBS transferred to consolidated VIEs, at fair value”.  As of September 30, 2015 and December 31, 2014, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $32.2 million and $110.6 million, respectively.  These Senior Bonds are included in the Company’s consolidated balance sheets and disclosed as “Securitized debt,”  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMER 30, 2015

and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

During 2015 and subsequent to the repayment of the outstanding balance of Senior Bonds issued by the CSMC Series 2011-1R Trust (the “Trust”), this resecuritization financing structure was terminated. The termination was effected through an exchange of the remaining beneficial interests previously issued by the Trust and held by the Company for the underlying securities that had previously been transferred to and held by the Trust at the date of termination. Following the exchange, the beneficial interests were cancelled by the trustee and the Trust was terminated. The exchange and termination of this financing structure did not result in any gain or loss to the Company. As a result of the termination, the underlying securities originally transferred as part of this resecuritization are reported as Non-Agency MBS in the Company’s consolidated balance sheets at September 30, 2015 and interest income from the underlying securities from the date of termination through September 30, 2015 is reported as Interest income from Non-Agency MBS in the Company’s consolidated statements of operations.

Prior to the completion of the Company’s first resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and, other than acquiring MBS issued by such entities, it had no other involvement with VIEs or QSPEs.

Residential Whole Loans

Included on the Company’s consolidated balance sheets as of September 30, 2015 is a total of $777.4 million of residential whole loans, of which approximately $245.9 million are reported at carrying value and $531.5 million are reported at fair value. The inclusion of these assets arises from the Company’s 100% equity interest in certificates issued by certain trusts established to acquire the loans. Based on its evaluation of its 100% interest in these trusts and other factors, the Company has determined that the trusts are required to be consolidated for financial reporting purposes. During the three and nine months ended September 30, 2015, approximately $4.0 million and $11.8 million, respectively, of interest income was recognized from residential whole loans reported at carrying value which is included in Interest Income on the Company’s consolidated statements of operations. In addition, the Company recognized a net gain of approximately $5.0 million and $10.2 million, on residential whole loans held at fair value during the three and nine months ended September 30, 2015, respectively, which amounts are included in Other Income, net on the Company’s consolidated statements of operations. (See Note 4)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At September 30, 2015, we had total assets of approximately $13.384 billion, of which $11.545 billion, or 86.3%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $5.020 billion of Agency MBS and $6.524 billion of Non-

Agency MBS which includes $4.037 billion of Legacy Non-Agency MBS and $2.487 billion of RPL/NPL MBS.  In addition, at September 30, 2015, we had approximately $777.4 million in residential whole loans acquired through our consolidated trusts, which represented approximately 5.8% of our total assets. Our remaining investment-related assets were primarily comprised of collateral obtained in connection with reverse repurchase agreements, cash and cash equivalents (including restricted cash), CRT securities, MBS-related receivables, derivative instruments, and REO.

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

As of September 30, 2015, approximately $5.206 billion, or 57.5%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $3.850 billion, or 42.5%, was in its contractual adjustable-rate period, or were floating rate MBS with interest rates that reset monthly.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Legacy Non-Agency MBS may differ significantly.  For the three months ended September 30, 2015, our Agency MBS portfolio experienced a weighted average CPR of 15.4%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 16.3%. Over the last consecutive eight quarters, ending with September 30, 2015, the monthly fair value weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 16.7% experienced during the month ended July 31, 2015 to a low of 10.4%, experienced during each of the months ended March 31, 2015 and March 31, 2014, with an average CPR over such quarters of 13.1%.

Our method of accounting for Non-Agency MBS purchased at significant discounts to par value, requires us to make certain assumptions with respect to each security.  These assumptions include, but are not limited to, future interest rates, voluntary prepayment rates, default rates, mortgage modifications and loss severities.  As part of our Non-Agency MBS surveillance process, we track and compare each security’s actual performance over time to the performance expected at the time of purchase or, if we have modified our original purchase assumptions, to our revised performance expectations.  To the extent that actual performance or our expectation of future performance of our Non-Agency MBS deviates materially from our expected performance parameters, we may revise our performance expectations, such that the amount of purchase discount designated as credit discount may be increased or decreased over time.  Nevertheless, credit losses greater than those anticipated or in excess of the recorded purchase discount could occur, which could materially adversely impact our operating results.

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At September 30, 2015, we had net unrealized gains of $65.7 million on our Agency MBS, comprised of gross unrealized gains of $88.5 million and gross unrealized losses of $22.8 million and net unrealized gains on our Non-Agency MBS of $639.5 million, comprised of gross unrealized gains of $648.9 million and gross unrealized losses of $9.4 million. At September 30, 2015, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our Agency MBS and Non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings under repurchase agreements.   Even though the majority of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at September 30, 2015 were comprised of Swaps.

Our Swap derivative instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  Our Swaps do not extend the maturities of our repurchase agreements; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the nine months ended September 30, 2015, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $710.2 million and a weighted average fixed-pay rate of 1.96% amortize and/or expire. At September 30, 2015, we had Swaps designated in hedging relationships with an aggregate notional amount of $3.050 billion with a weighted average fixed-pay rate of 1.82% and a weighted average variable interest rate received of 0.20%.

Recent Market Conditions and Our Strategy

During the third quarter of 2015, we continued to invest in residential mortgage assets, including both MBS and, through consolidated trusts, residential whole loans.   At September 30, 2015, our MBS portfolio was approximately $11.545 billion compared to $12.573 billion (including $1.913 billion MBS reported as components of Linked Transactions) at December 31, 2014.

At September 30, 2015, $6.524 billion, or 56.5% of our MBS portfolio, was invested in Non-Agency MBS.  During the three months ended September 30, 2015, the fair value of our Non-Agency MBS holdings decreased by $357.9 million. The primary components of the change during the quarter in these Non-Agency MBS include $546.4 million of principal repayments and other principal reductions, a decrease reflecting Non-Agency MBS price changes of $21.3 million and the sale of Non-Agency MBS with a fair value of $23.5 million partially offset by $233.3 million of purchases (at a weighted average purchase price of 99.9%).

At September 30, 2015, $5.020 billion, or 43.5% of our MBS portfolio, was invested in Agency MBS.  During the three months ended September 30, 2015, the fair value of our Agency MBS decreased by $310.7 million. This was due to $297.2 million of principal repayments, $11.5 million of premium amortization and a $2.0 million decrease in net unrealized gains.

In this low interest rate environment, we continue to transition to more credit sensitive, less interest sensitive residential mortgage assets. During the three months ended September 30, 2015, we purchased, through consolidated trusts, approximately $361.9 million of residential whole loans with an unpaid principal balance of approximately $443.8 million. At September 30,

2015, our total recorded investment in residential whole loans was $777.4 million. Of this amount, $245.9 million is presented as residential whole loans at carrying value and $531.5 million as residential whole loans at fair value in our consolidated balance sheets. For the three months ended September 30, 2015, we recognized approximately $4.0 million of income on residential whole loans held at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 6.52% (excluding servicing costs). In addition, we recorded a net gain on residential whole loans held at fair value of $5.0 million in Other Income, net in our consolidated statements of operations for the three months ended September 30, 2015.

In addition to our investments in Agency MBS and Non-Agency MBS, we invest in CRT securities, which are debt obligations issued by Fannie Mae and Freddie Mac. At September 30, 2015 our investments in these securities totaled $150.0 million.

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

Our book value per common share was $7.70 as of September 30, 2015. Book value per common share decreased from $7.96 as of June 30, 2015 due primarily to the change in the value of our Swaps, the impact of realized gains on sales and discount accretion income on Legacy Non-Agency MBS that was recognized and paid as dividends during the quarter and lower unrealized gains on our Legacy Non-Agency MBS, resulting from slightly lower asset values.

At the end of the third quarter of 2015, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the third quarter of 2014, due to prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio decreased to 2.74% for the three months ended September 30, 2015 from 2.94% for the three months ended September 30, 2014.  The net Agency MBS yield decreased to 1.84% for the three months ended September 30, 2015, from 2.09% for the three months ended September 30, 2014.  The net yield for our Legacy Non-Agency MBS portfolio was 7.60% for the three months ended September 30, 2015 compared to 7.70% for the three months ended September 30, 2014.  The decrease in the net yield on our Legacy Non-Agency MBS portfolio is primarily due to the impact of decreases in estimated future interest rates since the third quarter of the prior year partially offset by an increase in accretable discount due to the impact of credit reserve releases, in the current and prior year, that have occurred as a result of the improved credit performance of loans underlying the Legacy Non-Agency MBS portfolio. The net yield for our RPL/NPL MBS portfolio was 3.74% for the three months ended September 30, 2015 compared to 3.53% for the three months ended September 30, 2014.  The increase in the net yield on our RPL/NPL MBS portfolio is primarily due to the addition since the third quarter of 2014 of higher yielding RPL/NPL MBS.

We believe that our $815.4 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows for our existing Legacy Non-Agency MBS portfolio.  Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency portfolio. Home price appreciation during the past few years has generally been driven by a combination of limited housing supply, low mortgage rates, capital flows into own-to-rent foreclosure purchases and demographic-driven U.S. household formation. We estimate that the average LTV of mortgage loans underlying our Legacy Non-Agency MBS has declined from approximately 105% as of January 2012 to approximately 72% as of September 30, 2015. In addition, we estimate that the percentage of non-delinquent loans underlying our Legacy Non-Agency MBS that are underwater (with LTVs greater than 100%), has declined from approximately 52% as of January 2012 to 7% at September 30, 2015. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Further, during 2014 and the first nine months of 2015, we have also observed faster voluntary prepayment (i.e., prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio. As a result, during the three months ended September 30, 2015, $6.9 million was transferred from Credit Reserve to accretable discount, bringing the total transferred for the nine months ended September 30, 2015 to $34.7 million.  This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Legacy Non-Agency MBS. The remaining average contractual life of such assets is approximately 21 years, but based on scheduled loan amortization and prepayments (both voluntary and involuntary), loan balances will decline substantially over time. Consequently, we believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

At September 30, 2015, we have access to various sources of liquidity which we estimate to be in excess of $724.1 million. This amount includes (i) $174.2 million of cash and cash equivalents; (ii) $328.3 million in estimated financing available from unpledged Agency MBS and from other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $221.6 million in estimated financing available from unpledged Non-Agency MBS. Consequently, we believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.  During the remainder of 2015, we intend to continue to selectively acquire MBS and residential whole loans. In addition, while the majority of our Legacy Non-Agency MBS will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 75% of face value at September 30, 2015.

Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  In July 2015, our wholly-owned subsidiary, MFA Insurance, became a member of the Federal Home Loan Bank of Des Moines, further diversifying our potential sources of funding for residential mortgage investments. At September 30, 2015, our debt consisted of borrowings under repurchase agreements with 26 counterparties, FHLB advances, securitized debt, payable for unsettled MBS purchases, Senior Notes outstanding and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 3.3 times.

  (See table on page 76 under Results of Operations that presents our quarterly leverage multiples since September 30, 2014.)

Information About Our Assets

The tables below present certain information about our asset allocation at September 30, 2015:

ASSET ALLOCATION

	Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (1)		MBS Portfolio	Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		Other, net (3)		Total
(Dollars in Thousands)
Fair Value/Carrying Value	$5,020,477		$4,036,997		$2,487,225		$11,544,699	$245,894		$531,537		$447,923		$12,770,053
Less Payable for Unsettled Purchases	—		—		—		—	—		—		(4,765)		(4,765)
Less Repurchase Agreements	(4,151,976)		(2,568,494)		(1,970,246)		(8,690,716)	(46,134)		(381,418)		(92,566)		(9,210,834)
Less FHLB advances	(265,000)		—		—		(265,000)	—		—		—		(265,000)
Less Securitized Debt	—		(32,217)		—		(32,217)	—		—		—		(32,217)
Less Senior Notes	—		—		—		—	—		—		(100,000)		(100,000)
Equity Allocated	$603,501		$1,436,286		$516,979		$2,556,766	$199,760		$150,119		$250,592		$3,157,237
Less Swaps at Market Value	—		—		—		—	—		—		(105,455)		(105,455)
Net Equity Allocated	$603,501		$1,436,286		$516,979		$2,556,766	$199,760		$150,119		$145,137		$3,051,782
Debt/Net Equity Ratio (4)	7.32	x	1.81	x	3.81	x		0.23	x	2.54	x		3.32	x

(1)
Represents private-label MBS issued in 2013, 2014 and 2015 in which the underlying collateral consists of re-performing/non-performing loans that were originated in prior years. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
The carrying value of such loans reflects the purchase price, accretion of income, cash received and provision for loan losses since acquisition. At September 30, 2015, the fair value of such loans is estimated to be $262.3 million.

(3)
Includes cash and cash equivalents and restricted cash, securities obtained and pledged as collateral, CRT securities, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral of $509.6 million, interest payable, dividends payable and accrued expenses and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements, FHLB advances, payable for unsettled MBS purchases and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes the obligation to return securities obtained as collateral of $509.6 million and Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of September 30, 2015 and December 31, 2014:

September 30, 2015

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,492,161	104.3%	104.1%	$1,553,786	41	2.99%	11.3%
HARP (4)	153,636	104.7	104.3	160,168	40	2.98	12.2
Other (Post June 2009) (5)	155,621	103.9	106.4	165,574	60	4.14	15.2
Other (Pre June 2009) (6)	900	104.9	106.5	958	76	4.50	25.2
Total 15-Year Fixed Rate	$1,802,318	104.3%	104.3%	$1,880,486	42	3.09%	11.7%

Hybrid:
Other (Post June 2009) (5)	$1,911,858	104.4%	105.3%	$2,013,041	53	2.89%	21.3%
Other (Pre June 2009) (6)	934,667	101.7	106.6	995,921	106	2.52	10.6
Total Hybrid	$2,846,525	103.5%	105.7%	$3,008,962	70	2.77%	17.8%
CMO/Other	$124,056	102.5%	104.7%	$129,917	172	2.50%	11.7%
Total Portfolio	$4,772,899	103.8%	105.2%	$5,019,365	62	2.89%	15.4%

December 31, 2014

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,705,386	104.3%	104.0%	$1,773,255	32	3.01%	7.7%
HARP (4)	177,193	104.7	104.0	184,192	31	2.99	6.5
Other (Post June 2009) (5)	192,325	103.9	107.2	206,132	51	4.15	13.0
Other (Pre June 2009) (6)	1,069	104.9	107.7	1,151	67	4.50	0.8
Total 15-Year Fixed Rate	$2,075,973	104.3%	104.3%	$2,164,730	34	3.12%	8.1%

Hybrid:
Other (Post June 2009) (5)	$2,343,186	104.4%	105.4%	$2,469,714	44	3.15%	17.9%
Other (Pre June 2009) (6)	1,049,495	101.7	106.8	1,120,830	97	2.82	8.8
Total Hybrid	$3,392,681	103.6%	105.8%	$3,590,544	60	3.04%	15.1%
CMO/Other	$141,639	102.5%	104.8%	$148,391	163	2.41%	8.9%
Total Portfolio	$5,610,293	103.8%	105.2%	$5,903,665	53	3.06%	12.3%

(1)  Does not include principal payments receivable of $1.1 million and $542,000 at September 30, 2015 and December 31, 2014, respectively.
(2)  Weighted average is based on MBS current face at September 30, 2015 and December 31, 2014, respectively.
(3)  Low loan balance represents MBS collateralized by mortgages with an original loan balance of less than or equal to $175,000.
(4)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.
(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.
(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of September 30, 2015 and December 31, 2014:

September 30, 2015

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$866,327	104.0%	102.7%	$889,609	33	3.04%	100%	9.2%
3.0%	370,490	105.9	104.6	387,423	39	3.49	100	10.8
3.5%	9,780	103.5	105.8	10,351	59	4.18	100	13.9
4.0%	476,004	103.5	106.8	508,283	58	4.40	79	15.5
4.5%	79,717	105.2	106.4	84,820	62	4.88	33	19.1
Total 15-Year Fixed Rate	$1,802,318	104.3%	104.3%	$1,880,486	42	3.58%	91%	11.7%

December 31, 2014

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$969,213	104.0%	102.2%	$990,328	24	3.04%	100%	6.1%
3.0%	420,623	105.9	104.2	438,377	30	3.49	100	4.4
3.5%	11,990	103.5	106.0	12,706	50	4.17	100	11.7
4.0%	575,040	103.5	107.2	616,662	49	4.40	79	12.4
4.5%	99,107	105.2	107.6	106,657	53	4.88	32	16.9
Total 15-Year Fixed Rate	$2,075,973	104.3%	104.3%	$2,164,730	34	3.60%	91%	8.1%

(1)  Does not include principal payments receivable of $1.1 million and $542,000 at September 30, 2015 and December 31, 2014, respectively.
(2)  Weighted average is based on MBS current face at September 30, 2015 and December 31, 2014, respectively.
(3)  Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of September 30, 2015 and December 31, 2014:

September 30, 2015

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$764,348	104.2%	106.3%	$812,674	2.61%	60	9	23%	21.5%
Agency 7/1	889,182	104.5	104.6	930,045	3.05	48	35	21	22.6
Agency 10/1	258,328	104.7	104.6	270,322	3.19	44	75	60	16.0
Total Hybrids Post June 2009	$1,911,858	104.4%	105.3%	$2,013,041	2.89%	53	30	27%	21.3%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$884,949	101.7%	106.5%	$942,898	2.34%	106	6	59%	10.1%
Coupon >= 4.5% (6)	49,718	101.6	106.6	53,023	5.73	98	21	72	18.9
Total Hybrids Pre June 2009	$934,667	101.7%	106.6%	$995,921	2.52%	106	6	60%	10.6%
Total Hybrids	$2,846,525	103.5%	105.7%	$3,008,962	2.77%	70	22	38%	17.8%

December 31, 2014

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$953,410	104.2%	106.4%	$1,014,865	3.21%	51	11	22%	22.9%
Agency 7/1	1,091,645	104.5	104.7	1,143,315	3.07	40	43	20	14.8
Agency 10/1	298,131	104.7	104.5	311,534	3.22	36	83	59	12.7
Total Hybrids Post June 2009	$2,343,186	104.4%	105.4%	$2,469,714	3.15%	44	35	26%	17.9%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$864,414	101.8%	106.7%	$922,639	2.29%	99	6	57%	7.2%
Coupon >= 4.5% (6)	185,081	101.2	107.1	198,191	5.26	84	13	80	15.6
Total Hybrids Pre June 2009	$1,049,495	101.7%	106.8%	$1,120,830	2.82%	97	7	61%	8.8%
Total Hybrids	$3,392,681	103.6%	105.8%	$3,590,544	3.04%	60	26	37%	15.1%

(1)  Does not include principal payments receivable of $1.1 million and $542,000 at September 30, 2015 and December 31, 2014, respectively.
(2)  Weighted average is based on MBS current face at September 30, 2015 and December 31, 2014, respectively.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest-only period.  Percentage is based on MBS current face at September 30, 2015 and December 31, 2014, respectively.
(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.
(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at September 30, 2015 and December 31, 2014. As previously discussed, new accounting guidance that was effective on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and as a result we did not have any Linked Transactions effective January 1, 2015. Accordingly, on adoption of the new standard on January 1, 2015, we reclassified $1.913 billion of Non-Agency MBS and $4.6 million of CRT securities that had previously been reported as a component of Linked Transactions to Non-Agency MBS and CRT securities, respectively on our consolidated balance sheets. Non-Agency MBS at December 31, 2014 is presented: (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements (effective on such date); and (iii) on a combined basis (Non-GAAP).

(In Thousands)	September 30, 2015		December 31, 2014
(i) Non-Agency MBS (GAAP - excluding Linked Transactions)
Face/Par	$7,035,609		$5,319,901
Fair Value	6,524,222		4,755,432
Amortized Cost	5,884,737		4,020,241
Purchase Discount Designated as Credit Reserve and OTTI	(815,397)	(1)	(900,557)	(2)
Purchase Discount Designated as Accretable	(335,707)		(399,564)
Purchase Premiums	232		461

(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par			$1,922,487
Fair Value			1,913,189
Amortized Cost			1,908,776
Purchase Discount Designated as Credit Reserve			(15,543)
Purchase Discount Designated as Accretable			1,832

(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Face/Par			$7,242,388
Fair Value			6,668,621
Amortized Cost			5,929,017
Purchase Discount Designated as Credit Reserve and OTTI			(916,100)	(3)
Purchase Discount Designated as Accretable			(397,732)
Purchase Premiums			461

(1)  Includes discount designated as Credit Reserve of $793.7 million and OTTI of $21.7 million.
(2)  Includes discount designated as Credit Reserve of $877.6 million and OTTI of $23.0 million.
(3)  Includes discount designated as Credit Reserve of $893.1 million and OTTI of $23.0 million.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, for the three months ended September 30, 2015 and September 30, 2014. As previously discussed, new accounting guidance that was effective for us on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and, as a result, we did not have any Linked Transactions effective January 1, 2015. The information presented for the three months ended September 30, 2014 includes securities underlying Linked Transactions and is presented on both a GAAP and Non-GAAP basis (effective on such date):

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(847,017)	$(362,946)	$(986,842)	$(436,111)
Accretion of discount	—	22,805	—	25,504
Realized credit losses	21,527	—	20,733	—
Purchases	(455)	113	(4,200)	272
Sales	3,676	11,193	21,024	4,169
Transfers/release of credit reserve	6,872	(6,872)	20,185	(20,185)
Balance at the end of period	$(815,397)	$(335,707)	$(929,100)	$(426,351)

	Three Months Ended September 30, 2014
Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(11,094)	$(1,720)
Accretion of discount	—	268
Realized credit losses	417	—
Purchases	—	(758)
Transfers/release of credit reserve	(333)	333
Balance at the end of period	$(11,010)	$(1,877)

	Three Months Ended September 30, 2014
Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(997,936)	$(437,831)
Accretion of discount	—	25,772
Realized credit losses	21,150	—
Purchases	(4,200)	(486)
Sales	21,024	4,169
Transfers/release of credit reserve	19,852	(19,852)
Balance at the end of period	$(940,110)	$(428,228)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, for the nine months ended September 30, 2015 and September 30, 2014. As previously discussed, new accounting guidance that was effective for us on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and as a result we did not have any Linked Transactions effective January 1, 2015. The information presented for the nine months ended September 30, 2014 includes securities underlying Linked Transactions and is presented on both a GAAP and Non-GAAP basis (effective on such date):

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(900,557)	$(399,564)	$(1,043,037)	$(460,039)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	(15,543)	1,832	—	—
Accretion of discount	—	71,700	—	78,701
Realized credit losses	62,377	—	69,129	—
Purchases	(1,200)	(4,012)	(70,535)	25,314
Sales	5,573	28,995	34,780	10,236
Net impairment losses recognized in earnings	(705)	—	—	—
Transfers/release of credit reserve	34,658	(34,658)	80,563	(80,563)
Balance at the end of period	$(815,397)	$(335,707)	$(929,100)	$(426,351)

	Nine Months Ended September 30, 2014
Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(4,721)	$(3,212)
Accretion of discount	—	828
Realized credit losses	667	—
Purchases	(6,738)	289
Transfers/release of credit reserve	(218)	218
Balance at the end of period	$(11,010)	$(1,877)

	Nine Months Ended September 30, 2014
Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,047,758)	$(463,251)
Accretion of discount	—	79,529
Realized credit losses	69,796	—
Purchases	(77,273)	25,603
Sales	34,780	10,236
Transfers/release of credit reserve	80,345	(80,345)
Balance at the end of period	$(940,110)	$(428,228)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents information with respect to the yield components of our Non-Agency MBS for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS
Coupon Yield (1)	5.10%	3.62%	5.18%	3.53%
Effective Yield Adjustment (2)	2.50	0.12	2.52	—
Net Yield	7.60%	3.74%	7.70%	3.53%

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

The information presented as of December 31, 2014 and for the three and nine months ended September 30, 2014 in the tables on pages 62-65, includes certain underlying Non-Agency MBS and the associated repurchase agreement borrowings that were disclosed both separately and/or on a combined basis with our Non-Agency MBS portfolio.  Prior to January 1, 2015, for GAAP financial reporting purposes, we were required to account for these items as Linked Transactions.  Consequently, the presentation of this information in the above tables constitutes Non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC.

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

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal, and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at September 30, 2015 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	One to Five Years		Five to Ten Years		Over Ten Years		Total MBS (1)
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$762	2.71%	$106,491	3.24%	$3,914,534	1.90%	$4,021,787	$4,086,523	1.93%
Freddie Mac	—	—	102,000	2.61	821,134	1.84	923,134	923,872	1.93
Ginnie Mae	—	—	—	—	9,835	1.58	9,835	10,082	1.58
Total Agency MBS	$762	2.71%	$208,491	2.93%	$4,745,503	1.89%	$4,954,756	$5,020,477	1.93%
Non-Agency MBS	$391,692	4.09%	$4,365	8.66%	$5,488,679	6.17%	$5,884,737	$6,524,222	6.03%
Total MBS	$392,454	4.08%	$212,856	3.05%	$10,234,182	4.18%	$10,839,493	$11,544,699	4.16%

(1)  We did not have any MBS with contractual maturities of less than one year at September 30, 2015.

At September 30, 2015, our CRT securities had an amortized cost of $150.9 million, a fair value of $150.0 million, a weighted average yield of 4.27% and weighted average time to maturity of 9.0 years.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loans at September 30, 2015 and does not reflect estimated prepayments or scheduled amortization. For residential whole loans at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Residential Whole Loans at Carrying Value	Residential Whole Loans at Fair Value
Amount due:
Within one year	$574	$3,016
After one year:
Over one to five years	1,808	3,818
Over five years	243,512	524,703
Total due after one year	$245,320	$528,521
Total residential whole loans	$245,894	$531,537

The following table presents at September 30, 2015, the dollar amount of our residential whole loans at fair value, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Residential Whole Loans at Fair Value
Interest rates:
Fixed	$270,767
Adjustable	257,754
Total	$528,521

Information is not presented for residential whole loans at carrying value as income is recognized based on pools of assets with similar risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than on the contractual coupons of the underlying loans.

The following table presents additional information regarding our residential whole loans at fair value at September 30, 2015 and December 31, 2014:

	Residential Whole Loans, at Fair Value
(Dollars in Thousands)	September 30, 2015	December 31, 2014
Loans 90 days or more past due:
Number of Loans	2,171	779
Aggregate Amount Outstanding	$432,974	$128,591

Income on residential whole loans at carrying value is recognized based on pools of assets with similar credit risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than the contractual coupons of the underlying loans. As the unit of account is at the pool level rather than the individual loan level, none of our residential whole loans at carrying value are currently considered 90 days or more past due.

Exposure to Financial Counterparties

We finance a significant portion of our MBS and CRT securities with repurchase agreements and other advances. In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 2% - 7% of the amount borrowed (U.S. Treasury and Agency MBS collateral) to up to 64% (Non-Agency MBS collateral). Consequently, while repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheets, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

The table below summarizes our exposure to our counterparties at September 30, 2015, by country:

Country	Number of Counterparties	Repurchase Agreement Financing and Other Advances		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland	2	$2,043,689		$—	$630,860	4.71%
United Kingdom	2	336,857		—	80,792	0.60
France	2	454,352		—	57,353	0.43
Holland	1	248,019		(209)	12,075	0.09
Germany	1	—		18	(215)	—
Total	8	3,082,917		(191)	780,865	5.83%
Other Countries:
United States (3)	13	$4,930,183		$(105,264)	$973,930	7.28%
Canada (4)	3	937,176		—	362,035	2.70
Japan	4	831,557		—	41,003	0.31
China	1	194,001		—	10,345	0.08
Total	21	6,892,917		(105,264)	1,387,313	10.37%
Total Counterparty Exposure	29	$9,975,834	(5)	$(105,455)	$2,168,178	16.20%

(1)
Represents for each counterparty the amount of cash and/or securities pledged as collateral less the aggregate of repurchase agreement financing, other advances, Swaps at fair value, and net interest receivable/payable on all such instruments.

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

At September 30, 2015, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Current period estimated taxable and items expected to impact future taxable income

We estimate that for the nine months ended September 30, 2015, our taxable income was approximately $236.5 million. Based on dividends paid or declared during the nine months ended September 30, 2015, we have undistributed taxable income of approximately $14.4 million, or $0.04 per share. We have until the filing of our 2015 tax return (due not later than September 15, 2016) to declare the distribution of any 2015 REIT taxable income not previously distributed.

Certain events that are expected to occur over the next few quarters are anticipated to impact the amount of taxable income generated, including (i) the unwind of a resecuritization transaction, which is currently expected to generate taxable income in excess of $0.15 per share, and (ii) the receipt of our share of settlement proceeds in connection with the $8.5 billion settlement of the Bank of America/Countrywide MBS litigation, which is expected to generate taxable income of approximately $0.05 per share.

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

Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’s guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform.  While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations.  As the Federal Housing Finance Agency and both houses of Congress continue to consider various measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2015.

Proposed Rulemaking Regarding FHLB Membership

In July 2015, our captive insurance subsidiary, MFA Insurance, was granted membership in the Federal Home Loan Bank of Des Moines (or FHLB Des Moines), and commenced obtaining advances from the FHLB Des Moines in the form of secured borrowings. This membership provides MFA Insurance with access to attractive long-term and short-term collateralized financing for certain securities and mortgage loans in which we invest. As of September 30 and November 3, 2015, MFA Insurance had $265 million and approximately $800 million, respectively, in outstanding long-term secured advances from the FHLB Des Moines.

In September 2014, the Federal Housing Finance Agency (or FHFA), the agency that oversees the various banks in the FHLB system, published proposed rules to revise its regulations governing FHLB membership. If adopted as proposed, the rules would, among other things, exclude from FHLB membership captive insurance companies that became a member of an FHLB after the publication date of the proposed rules. As a result, if the rules are adopted as proposed, MFA Insurance would be ineligible to continue as a member of the FHLB Des Moines on the effective date of the final rules and the FHLB Des Moines would be required to immediately terminate MFA Insurance’s membership. The Director of the FHFA has indicated that the agency has completed its review of the more than 1,300 comments received in respect of the proposed rules and that it is attempting to adopt final rules by the end of 2015 or in the first quarter of 2016. We continue to monitor matters that could affect our FHLB membership.

Results of Operations

Quarter Ended September 30, 2015 Compared to the Quarter Ended September 30, 2014

General

For the third quarter of 2015, we had net income available to our common stock and participating securities of $75.8 million, or $0.20 per basic and diluted common share, compared to net income available to common stock and participating securities of $75.1 million, or $0.20 per basic and diluted common share, for the third quarter of 2014.  The increase in net income available to our common stock and participating securities reflects an increase in net interest income on our securities and residential whole loans held at carrying value and net gains on residential whole loans held at fair value, partially offset by lower gains on sales of MBS and higher loan servicing and other related operating expenses. In addition, net income for the comparable prior period includes net unrealized gains on Linked Transactions which were not repeated in the current period as the Company adopted revised accounting standards on January 1, 2015 that prospectively eliminated Linked Transactions accounting.

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

For the third quarter of 2015, our net interest spread and margin were 2.24% and 2.58%, respectively, compared to a net interest spread and margin of 2.32% and 2.70%, respectively, for the third quarter of 2014. Our net interest income increased by $3.2 million, or 4.4%, to $76.0 million from $72.8 million for the third quarter of 2014.  Current quarter net interest income from Agency and Legacy Non-Agency MBS declined compared to the third quarter of 2014 by approximately $15.5 million, primarily due to lower yields earned on Agency MBS as well as lower average balances of Agency and Legacy Non-Agency MBS and associated MBS repurchase agreement financings. This was offset by higher net interest income on RPL/NPL MBS and CRT securities of approximately $16.0 million. Prior to January 1, 2015, the majority of these assets and associated repurchase agreement financings were reported as components of Linked Transactions with net income reported in Other Income, net in our consolidated statement of operations. In addition, net interest income for the current quarter compared to the third quarter of 2014 was approximately $2.7 million higher due to higher investments in residential whole loans at carrying value and lower outstanding balances of securitized debt. The net interest spread on our Agency MBS portfolio decreased to 0.71% for the third quarter of 2015 compared to 0.95% for the third quarter of 2014. The net interest spread on our Legacy Non-Agency MBS portfolio increased to 4.84% for the third quarter of 2015 compared to 4.73% for the third quarter of 2014. The net interest spread on our RPL/NPL MBS portfolio was 2.01% for the third quarter of 2015. In the comparable prior period, the majority of our RPL/NPL MBS were reported as Linked Transactions with net interest income reported in Other Income, net.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended September 30, 2015 and 2014.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended September 30,
	2015				2014
(Dollars in Thousands)	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Agency MBS (1)	$5,126,092		$23,618	1.84%	$6,319,985		$33,066	2.09%
Legacy Non-Agency MBS (1)	3,514,904		66,779	7.60	4,039,084		77,747	7.70
RPL/NPL MBS (1)	2,527,573		23,651	3.74	10,998		97	3.53
Total MBS	11,168,569		114,048	4.08	10,370,067		110,910	4.28
CRT securities (1)	128,727		1,593	4.95	3,696		30	3.25
Residential whole loans, at carrying value (2)	247,281		4,033	6.52	65,496		1,197	7.31
Cash and cash equivalents (3)	272,691		32	0.05	387,984		20	0.02
Total interest-earning assets	11,817,268		119,706	4.05	10,827,243		112,157	4.14
Total non-interest-earning assets (2)	1,814,073				1,656,255
Total assets	$13,631,341				$12,483,498

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements (4)	$4,494,091		$12,874	1.14	$5,606,953		$16,052	1.14
Legacy Non-Agency repurchase agreements (4)	2,599,349		18,102	2.76	2,654,006		19,857	2.97
RPL/NPL repurchase agreements	2,010,103		8,759	1.73	6,946		26	1.49
CRT securities repurchase agreements	91,352		398	1.73	—		—	—
Residential whole loan repurchase agreements	171,139		1,161	2.69	—		—	—
FHLB advances	56,848		37	0.26	—		—	—
Total repurchase agreements and other advances	9,422,882		41,331	1.74	8,267,905		35,935	1.72
Securitized debt	51,021		363	2.82	190,753		1,415	2.94
Senior Notes	100,000		2,009	8.03	100,000		2,008	8.03
Total interest-bearing liabilities	9,573,903		43,703	1.81	8,558,658		39,358	1.82
Total non-interest-bearing liabilities	943,242				645,002
Total liabilities	10,517,145				9,203,660
Stockholders’ equity	3,114,196				3,279,838
Total liabilities and stockholders’ equity	$13,631,341				$12,483,498

Net interest income/ net interest rate spread (5)			$76,003	2.24%			$72,799	2.32%
Net interest-earning assets/ net interest margin (6)	$2,243,365			2.58%	$2,268,585			2.70%
Ratio of interest-earning assets to interest-bearing liabilities	1.23	x			1.27	x

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

	Three Months Ended September 30, 2015
	Compared to
	Three Months Ended September 30, 2014
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(5,791)	$(3,657)	$(9,448)
Legacy Non-Agency MBS	(9,970)	(998)	(10,968)
RPL/NPL MBS	23,548	6	23,554
CRT securities	1,539	24	1,563
Residential whole loans, at carrying value (1)	2,978	(142)	2,836
Cash and cash equivalents	(7)	19	12
Total net change in income from interest-earning assets	$12,297	$(4,748)	$7,549

Interest-bearing liabilities:
Agency repurchase agreements	$(3,188)	$10	$(3,178)
Legacy Non-Agency repurchase agreements	(402)	(1,353)	(1,755)
RPL/NPL repurchase agreements	8,728	5	8,733
CRT securities repurchase agreements	398	—	398
Residential whole loan repurchase agreements	1,161	—	1,161
FHLB advances	37	—	37
Securitized debt	(997)	(55)	(1,052)
Senior Notes	—	1	1
Total net change in expense of interest-bearing liabilities	$5,737	$(1,392)	$4,345
Net change in net interest income	$6,560	$(3,356)	$3,204

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
September 30, 2015	2.24%	2.58%
June 30, 2015	2.33	2.66
March 31, 2015	2.44	2.77
December 31, 2014	2.41	2.76
September 30, 2014	2.32	2.70

(1)  Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)  Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)
September 30, 2015	1.84%	1.13%	0.71%	7.60%	2.76%	4.84%	3.74%	1.73%	2.01%	4.08%	1.73%	2.35%
June 30, 2015	1.89	1.06	0.83	7.59	2.77	4.82	3.66	1.60	2.06	4.09	1.65	2.44
March 31, 2015	2.22	1.13	1.09	7.64	2.85	4.79	3.62	1.52	2.10	4.26	1.69	2.57
December 31, 2014	2.17	1.12	1.05	7.68	2.95	4.73	3.19	1.60	1.59	4.33	1.76	2.57
September 30, 2014	2.09	1.14	0.95	7.70	2.97	4.73	3.53	1.49	2.04	4.28	1.75	2.53

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency cost of funding includes 74, 70, 78, 79 and 82 basis points and Legacy Non-Agency cost of funding includes 66, 68, 78, 84 and 89 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014 and September 30, 2014, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the third quarter of 2015 decreased by $9.4 million, or 28.6% to $23.6 million from $33.1 million for the third quarter of 2014.  This change primarily reflects a $1.194 billion decrease in the average amortized cost of our Agency MBS portfolio to $5.126 billion for the third quarter of 2015 from $6.320 billion for the third quarter of 2014. In addition, the net yield on our Agency MBS decreased to 1.84% for the third quarter of 2015 from 2.09% for the third quarter of 2014. At the end of the third quarter of 2015, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the third quarter of 2014, as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio decreased to 2.74% for the third quarter of 2015 from 2.94% for the third quarter of 2014.  During the third quarter of 2015, our Agency MBS portfolio experienced a 15.4% CPR and we recognized $11.5 million of net premium amortization compared to a CPR of 15.1% and $13.5 million of net premium amortization for the third quarter of 2014. At September 30, 2015, we had net purchase premiums on our Agency MBS of $180.7 million, or 3.8% of current par value, compared to net purchase premiums of $213.3 million, or 3.8% of par value at December 31, 2014.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased $12.6 million, or 16.2%, for the third quarter of 2015 to $90.4 million compared to $77.8 million for the third quarter of 2014. For the third quarter of 2015 Non-Agency MBS interest income reflected the inclusion of MBS that, prior to January 1, 2015, were accounted for as components of Linked Transactions and income from such securities was reported in Other Income, net in prior periods. In addition, primarily due to the accounting change for Linked Transactions, the average amortized cost of our Non-Agency MBS increased by $1.992 billion or 49.2%, to $6.042 billion from $4.050 billion for the third quarter of 2014. Our Legacy Non-Agency MBS portfolio yielded 7.60% for the third quarter of 2015 compared to 7.70% for the third quarter of 2014. The decrease in the yield on our Legacy Non-Agency MBS is primarily due to prepayments on higher yielding assets in the portfolio, partially offset by increases in accretable discount due to the impact of credit reserve releases, in the current and prior year, that have occurred as a result of the improved credit performance of loans underlying the Legacy Non-Agency MBS portfolio. Our RPL/NPL MBS portfolio yielded 3.74% for the third quarter of 2015 compared to 3.53% for the third quarter of 2014. During the third quarter of 2015, we recognized net purchase discount accretion of $22.7 million on our Non-Agency MBS, compared to $25.5 million for the third quarter of 2014.  At September 30, 2015, we had net purchase discounts of $1.148 billion, including Credit Reserve and previously recognized OTTI of $815.4 million, on our Legacy Non-Agency MBS, or 25.3% of par value.  During the third quarter of 2015 we reallocated $6.9 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPR experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
September 30, 2015	2.74%	1.84%	15.4%	5.10%	7.60%	16.3%	3.62%	3.74%	29.5%
June 30, 2015	2.77	1.89	14.8	5.06	7.59	14.8	3.57	3.66	28.6
March 31, 2015	2.99	2.22	10.9	5.11	7.64	11.1	3.56	3.62	19.6
December 31, 2014	2.91	2.17	12.3	5.13	7.68	12.5	3.91	3.19	17.6
September 30, 2014	2.94	2.09	15.1	5.18	7.70	12.7	3.53	3.53	19.7

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

Interest Expense

Our interest expense for the third quarter of 2015 increased by $4.3 million, or 11.0% to $43.7 million, from $39.4 million for the third quarter of 2014.  This increase primarily reflects an increase in our average borrowings to finance RPL/NPL MBS (primarily due to the reclassification of repurchase agreements previously reported as a component of Linked Transactions as discussed above), residential whole loans and CRT securities, which was partially offset by a decrease in our average borrowings to finance Agency MBS, lower financing rates on Legacy Non-Agency MBS, and a decrease in the average balance of securitized debt.

At September 30, 2015, we had repurchase agreement borrowings of $9.211 billion of which $3.050 billion was hedged with Swaps, FHLB advances of $265.0 million and securitized debt of $32.2 million.  At September 30, 2015, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 1.82% and extended 48 months on average with a maximum remaining term of approximately 95 months.

The effective interest rate paid on our borrowings decreased slightly to 1.81% for the quarter ended September 30, 2015 from 1.82% for the quarter ended September 30, 2014.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $12.7 million or 53 basis points, for the third quarter of 2015, compared to interest expense of $17.5 million, or 81 basis points, for the third quarter of 2014.  The weighted average fixed-pay rate on our Swaps designated as hedges decreased to 1.82% for the quarter ended September 30, 2015 from 1.91% for the quarter ended September 30, 2014.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 0.19% for the quarter ended September 30, 2015 from 0.16% for the quarter ended September 30, 2014.  During the quarter ended September 30, 2015, we did not enter into any new Swaps and had no Swaps amortize or expire.

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

OTTI

We did not recognize any OTTI charges through earnings against our Non-Agency MBS during the third quarter of 2015 or 2014. At September 30, 2015, we had 271 Agency MBS with a gross unrealized loss of $22.8 million and 76 Non-Agency MBS with a gross unrealized loss of $9.4 million.  Impairments on Agency MBS in an unrealized loss position at September 30, 2015 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such securities, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in our analysis of expected cash flows for our Legacy Non-Agency MBS and any determination of the credit component of OTTI.

Other Income, net

For the third quarter of 2015, Other Income, net remained unchanged at $16.5 million compared to the third quarter of 2014.  Other Income, net for the third quarter of 2015 primarily reflects $11.2 million of gross gains realized on the sale of $23.5 million Non-Agency MBS and a $5.0 million net gain recorded on residential whole loans held at fair value. Other Income, net for the current quarter also includes an adjustment to the carrying value of REO of approximately $560,000, reflecting updated estimates of the amounts expected to be realized on liquidation of these assets. During the three months ended September 30, 2014, we sold Non-Agency MBS for $61.6 million, realizing gross gains of $13.9 million. In addition, the three months ended September 30, 2014 included unrealized net gains and net interest income on Linked Transactions of $2.6 million, which included interest income of $6.6 million on the underlying Non-Agency MBS, interest expense of $2.2 million on the borrowings under repurchase agreements and a decline of $1.8 million in the fair value of the underlying securities.  As previously mentioned, new accounting guidance effective on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and as a result we did not have any Linked Transactions effective January 1, 2015 (See Note 6 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

Operating and Other Expense

For the third quarter of 2015, we had compensation and benefits and other general and administrative expense of $10.0 million, or 1.29% of average equity, compared to $9.8 million, or 1.20% of average equity, for the third quarter of 2014.  Compensation and benefits expenses increased $512,000 to $6.5 million for the third quarter of 2015, compared to $6.0 million for the third quarter of 2014, primarily reflecting higher costs associated with our wider residential asset strategy. Our other general and administrative expenses decreased by $293,000 to $3.5 million for the quarter ended September 30, 2015 compared to $3.8 million for the quarter ended September 30, 2014, primarily due to lower professional services related expenses.

Operating and Other Expense for the third quarter of 2015 also included $3.0 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the third quarter of 2014 by approximately $2.4 million primarily due to increased due diligence related expenses associated with recently closed acquisitions and higher loan servicing costs than the comparable prior period. Also included in this expense category is the impact of higher loan loss provisions and REO maintenance related expenses compared to the prior comparable period consistent with the overall growth in this asset class over the past several quarters.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
September 30, 2015	2.22%	10.21%	22.85%	1.00%	3.3	$7.70
June 30, 2015	2.16	9.78	23.18	1.00	3.3	7.96
March 31, 2015	2.25	10.26	22.97	0.95	3.3	8.13
December 31, 2014	2.44	9.91	25.78	1.00	2.8	8.12
September 30, 2014	2.41	9.62	26.27	1.00	2.7	8.28

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

(5)
Represents the sum of borrowings under repurchase agreements, FHLB advances, securitized debt, payable for unsettled MBS purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity. The increase in our leverage multiple for the quarter ended March 31, 2015 from the prior quarter is primarily due to the reclassification of $1.520 billion of repurchase agreements previously reported as a component of Linked Transactions.

(6)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

Nine Month Period Ended September 30, 2015 Compared to the Nine Month Period Ended September 30, 2014

General

For the nine months ended September 30, 2015, we had net income available to common stock and participating securities of $228.5 million, or $0.61 per basic and diluted common share, compared to net income available to common stock and participating securities of $222.5 million, or $0.60 per basic and diluted common share, for the nine months ended September 30, 2014. The increase in net income available to our common stock and participating securities, and the increase of this item on a per share basis reflects an increase in net interest income on our securities and residential whole loans held at carrying value and net gains on residential whole loans held at fair value, partially offset by higher loan servicing and other related operating expenses. In addition, the comparable prior period includes net unrealized gains on Linked Transactions which were not repeated in the current period as the Company adopted revised accounting standards on January 1, 2015 that prospectively eliminated Linked Transactions accounting.

Net Interest Income

For the first nine months of 2015, our net interest spread and margin were 2.34% and 2.67%, respectively, compared to a net interest spread and margin of 2.39% and 2.79%, respectively, for the first nine months of 2014. Our net interest income increased by $11.4 million, or 4.9%, to $243.2 million from $231.8 million for the first nine months of 2014.  For the nine months ended September 30, 2015 net interest income from Agency and Legacy Non-Agency MBS declined compared to nine months ended September 30, 2014 by approximately $44.6 million, primarily due to lower average balances of these MBS and associated Agency repurchase agreement financings. This was offset by higher net interest income on RPL/NPL MBS and CRT securities of approximately $45.0 million. Prior to January 1, 2015, the majority of these assets and associated repurchase agreement financings were reported as components of Linked Transactions with net income reported in Other Income, net in our consolidated statement of operations. In addition, net interest income for the first nine months of 2015 compared to the first nine months of 2014 was approximately $11.0 million higher due to higher investments in residential whole loans at carrying value and lower outstanding balances of securitized debt. The net interest spread on our Agency MBS portfolio decreased to 0.89% for the first nine months of 2015 compared to 1.09% for the first nine months of 2014. The net interest spread on our Legacy Non-Agency MBS portfolio increased to 4.82% for the first nine months of 2015 compared to 4.71% for the first nine months of 2014. The net interest spread on our RPL/NPL MBS portfolio was 2.06% for the first nine months of 2015 compared to 2.04% for the first nine months of 2014. In the comparable prior period, the majority of our RPL/NPL MBS were reported as Linked Transactions with net interest income reported in Other Income, net.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the nine months ended September 30, 2015 and 2014.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Nine Months Ended September 30,
	2015				2014
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$5,427,140		$81,030	1.99%	$6,523,318		$110,004	2.25%
Legacy Non-Agency MBS (1)	3,694,750		210,968	7.61	4,140,817		239,879	7.76
RPL/NPL MBS (1)	2,366,794		65,264	3.68	8,648		800	3.52
Total MBS	11,488,684		357,262	4.15	10,672,783		350,683	4.38
CRT securities (1)	123,032		4,477	4.85	1,245		30	3.21
Residential whole loans, at carrying value (2)	237,785		11,817	6.63	33,927		1,849	7.27
Cash and cash equivalents (3)	257,554		88	0.05	367,848		63	0.02
Total interest-earning assets	12,107,055		373,644	4.11	11,075,803		352,625	4.24
Total non-interest-earning assets (2)	1,673,507				1,496,500
Total assets	$13,780,562				$12,572,303

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements (4)	$4,827,965		$39,952	1.11	$5,777,129		$50,052	1.16
Legacy Non-Agency repurchase agreements (4)	2,685,260		56,093	2.79	2,601,365		59,276	3.05
RPL/NPL repurchase agreements	1,882,084		22,814	1.62	2,341		26	1.48
CRT securities repurchase agreements	89,315		1,148	1.72	—		—	—
Residential whole loans repurchase agreements	149,302		2,691	0.26	—		—	—
FHLB advances	19,158		38	2.41	—		—	—
Total repurchase agreements and other advances	9,653,084		122,736	1.70	8,380,835		109,354	1.74
Securitized debt	78,295		1,731	2.96	263,616		5,471	2.77
Senior Notes	100,000		6,025	8.03	100,000		6,023	8.03
Total interest-bearing liabilities	9,831,379		130,492	1.77	8,744,451		120,848	1.85
Total non-interest-bearing liabilities	779,800				591,895
Total liabilities	10,611,179				9,336,346
Stockholders’ equity	3,169,383				3,235,957
Total liabilities and stockholders’ equity	$13,780,562				$12,572,303

Net interest income/ net interest rate spread (5)			$243,152	2.34%			$231,777	2.39%
Net interest-earning assets/ net interest margin (6)	$2,275,676			2.67%	$2,331,352			2.79%
Ratio of interest-earning assets to interest-bearing liabilities	1.23	x			1.27	x

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

	Nine Months Ended September 30, 2015
	Compared to
	Nine Months Ended September 30, 2014
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(17,226)	$(11,748)	$(28,974)
Legacy Non-Agency MBS	(24,310)	(4,601)	(28,911)
RPL/NPL MBS	64,426	38	64,464
CRT securities	4,424	23	4,447
Residential whole loans, at carrying value (1)	9,931	37	9,968
Cash and cash equivalents	(5)	30	25
Total net change in income from interest-earning assets	$37,240	$(16,221)	$21,019

Interest-bearing liabilities:
Agency repurchase agreements	$(7,934)	$(2,166)	$(10,100)
Legacy Non-Agency repurchase agreements	40	(3,223)	(3,183)
RPL/NPL repurchase agreements	22,786	2	22,788
CRT securities repurchase agreements	1,148	—	1,148
Residential whole loan repurchase agreements	2,691	—	2,691
FHLB advances	38	—	38
Securitized debt	(3,642)	(98)	(3,740)
Senior Notes	—	2	2
Total net change in expense of interest-bearing liabilities	$15,127	$(5,483)	$9,644
Net change in net interest income	$22,113	$(10,738)	$11,375

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Nine Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
September 30, 2015	1.99%	1.10%	0.89%	7.61%	2.79%	4.82%	3.68%	1.62%	2.06%	4.15%	1.69%	2.46%
September 30, 2014	2.25	1.16	1.09	7.76	3.05	4.71	3.52	1.48	2.04	4.38	1.74	2.64

(1) Reflects annualized interest income on MBS divided by average amortized cost of MBS.
(2) Reflects annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency cost of funding includes 74 and 82 basis points and Legacy Non-Agency cost of funding includes 71 and 82 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the nine months ended September 30, 2015 and 2014, respectively.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the first nine months of 2015 decreased by $29.0 million, or 26.3% to $81.0 million from $110.0 million for the first nine months of 2014.  This change primarily reflects a $1.096 billion decrease in the average amortized cost of our Agency MBS portfolio to $5.427 billion for the first nine months of 2015 from $6.523 billion for the first nine months of 2014. In addition, the net yield on our Agency MBS decreased to 1.99% for first nine months of 2015 from 2.25% for the first nine months of 2014.  At the end of the third quarter of 2015, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the third quarter of 2014 as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 19 basis points to 2.79% for the first nine months of 2015 from 2.98% for the first nine months of 2014.  During the first nine months of 2015, our Agency MBS portfolio experienced an 12.3% CPR and we recognized $32.5 million of net premium amortization compared to a CPR of 12.0% and $35.9 million of net premium amortization for the first nine months of 2014.  At September 30, 2015, we had net purchase premiums on our Agency MBS of $180.7 million, or 3.8% of current par value, compared to net purchase premiums of $213.3 million, or 3.8% of par value at December 31, 2014.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased by $35.6 million, or 14.8%, for the first nine months of 2015 to $276.2 million compared to $240.7 million for the first nine months of 2014. For the first nine months of 2015 Non-Agency MBS interest income reflects the inclusion of MBS that, prior to January 1, 2015, were accounted for as components of Linked Transactions and income from such securities was reported in Other Income, net in prior periods. In addition, primarily due to the accounting change for Linked Transactions, the average amortized cost of our Non-Agency portfolio increased by $1.912 billion or 46.1%, to $6.062 billion from $4.149 billion for the first nine months of 2014.  Our Legacy Non-Agency MBS portfolio yielded 7.61% for the first nine months of 2015 compared to 7.76% for the first nine months of 2014.  The decrease in the yield on our Legacy Non-Agency MBS is primarily due to prepayments on higher yielding assets in the portfolio, offset by increases in accretable discount due to the impact of credit reserve releases, in the current and prior year, that have occurred as a result of improved credit performance of loans underlying the Legacy Non-Agency MBS portfolio. Our RPL/NPL MBS portfolio yielded 3.68% for the first nine months of 2015 compared to 3.52% for the first nine months of 2014. The increase in the interest income on our RPL/NPL MBS is primarily due to the $2.358 billion increase in the average amortized cost of our RPL/NPL MBS to $2.367 billion for the first nine months of 2015 from $8.6 million for the first nine months of 2014. In the comparable prior period, the majority of our RPL/NPL MBS were reported as Linked Transactions, with net interest income reported in Other Income, net. During the first nine months of 2015, we recognized net purchase discount accretion of $71.5 million on our Non-Agency MBS, compared to $78.6 million for the first nine months of 2014.  At September 30, 2015, we had net purchase discounts of $1.148 billion, including Credit Reserve and previously recognized OTTI of $815.4 million, on our Legacy Non-Agency MBS, or 25.3% of par value.  During the first nine months of 2015 we reallocated $34.7 million of purchased discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yields and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Nine Months Ended	Coupon Yield (1)	Net Yield (2)	9 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	9 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	9 Month Average Bond CPR (4)
September 30, 2015	2.79%	1.99%	12.3%	5.09%	7.61%	12.7%	3.58%	3.68%	26.5%
September 30, 2014	2.98	2.25	12.0	5.21	7.76	11.0	3.52	3.52	16.2

(1)
Reflects the annualized coupon interest income divided by the average amortized cost. The discounted purchase price on Legacy Non-Agency MBS causes the coupon yield to be higher than the pass-through coupon interest rate.

(2)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(3)	9 month average CPR weighted by positions as of the beginning of each month in the quarter.

(4)	All principal payments are considered to be prepayments for CPR purposes.

Interest Expense

Our interest expense for the first nine months of 2015 increased by $9.6 million, or 8.0% to $130.5 million, from $120.8 million for the first nine months of 2014.  This increase primarily reflects an increase in our average borrowings to finance RPL/NPL MBS (primarily due to the reclassification of repurchase agreements previously reported as a component of Linked Transactions as discussed above), residential whole loans and CRT securities, which was partially offset by a decrease in our average borrowings to finance Agency MBS, lower financing rates on both Legacy Non-Agency and Agency MBS, and a decrease in the average balance of securitized debt.

At September 30, 2015, we had repurchase agreement borrowings of $9.211 billion of which $3.050 billion was hedged with Swaps, FHLB advances of $265.0 million and securitized debt of $32.2 million.  At September 30, 2015, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 1.82% and extended 48 months on average with a maximum remaining term of approximately 95 months.

The effective interest rate paid on our borrowings decreased to 1.77% for the nine months ended September 30, 2015 from 1.85% for the nine months ended September 30, 2014.  This decrease reflects the lower average balance of Agency repurchase agreements and securitized debt, the lower financing rates associated with our Legacy Non-Agency MBS portfolio (including the allocation of Swap expense) and Agency MBS portfolios, partially offset by the increase in our average balance of repurchase agreements used to finance RPL/NPL MBS.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $41.3 million, or 56 basis points, for the nine months ended September 30, 2015, compared to interest expense of $53.1 million, or 81 basis points, for the first nine months of 2014.  The weighted average fixed-pay rate on our Swaps designated as hedges decreased to 1.83% for the first nine months of 2015 from 1.92% for the first nine months of 2014.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 0.18% for the first nine months of 2015 from 0.16% for the first nine months of 2014.  During the first nine months ended September 30, 2015, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $710.2 million and a weighted average fixed-pay rate of 1.96% amortize and/or expire.

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

OTTI

During the first nine months of 2015 we recognized OTTI charges through earnings of $705,000 against certain of our Non-Agency MBS. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows. We did not recognize any OTTI charges through earnings against our Non-Agency MBS during the first nine months of 2014. At September 30, 2015, we had 271 Agency MBS with a gross unrealized loss of $22.8 million and 76 Non-Agency MBS with a gross unrealized loss of $9.4 million.  Impairments on Agency MBS in an unrealized loss position at September 30, 2015 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such securities, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in our analysis of expected cash flows for our Legacy Non-Agency MBS and any determination of the credit component of OTTI.

Other Income, net

For the first nine months of 2015, Other income, net increased by $862,000 or 2.5%, to $35.4 million, from $34.6 million for the first nine months of 2014.  Other income, net for the first nine months of 2015 primarily reflects $25.2 million of gross gains realized on the sale of $50.7 million Non-Agency MBS, a $10.2 million net gain recorded on residential whole loans held at fair value and a $1.9 million adjustment to the carrying value of residential REO.  During the nine months ended September 30, 2014, we sold Non-Agency MBS for $103.6 million, realizing gross gains of $25.3 million.  In addition, the nine months ended September 30, 2014 included unrealized net gains and net interest income on Linked Transactions of $9.6 million, which included interest income of $11.6 million on the underlying Non-Agency MBS, interest expense of $3.7 million on borrowings under repurchase agreements and an increase of $1.7 million in the fair value of the underlying securities.  As previously mentioned, new accounting guidance effective on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and as a result we did not have any Linked Transactions effective January 1, 2015 (See Note 6 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

Operating and Other Expense

During the first nine months of 2015, we had compensation and benefits and other general and administrative expense of $31.4 million, or 1.32% of average equity, compared to $29.8 million, or 1.23% of average equity, for the first nine months of 2014.  Compensation and benefits expense increased $1.4 million to $19.8 million for the first nine months ended September 30, 2015, compared to $18.4 million for the first nine months ended September 30, 2014, primarily reflecting higher costs associated with our wider residential asset strategy. Our other general and administrative expenses increased by $212,000 to $11.7 million for the first nine months of 2015 compared to $11.5 million for the first nine months of 2014.

Operating and Other Expense during the first nine months of 2015 also includes $6.7 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $5.2 million, consistent with the overall growth in this asset class that has accelerated since the fourth quarter of 2014. The overall increase is primarily due to loan servicing and due diligence related expenses associated with acquisitions closed over the past year. Also included in this expense category is the impact of loan loss provisions and REO maintenance related expenses that are incurred in connection with our investments in this asset class.

Operating and Other Expense for the nine months ended September 30, 2014 included a $1.2 million accrual of interest with respect to prior years undistributed taxable income. No such expense was incurred in the current year period.

 Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Nine Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
September 30, 2015	2.21%	10.09%	23.00%	0.98%	3.3	$7.70
September 30, 2014	2.36	9.63	25.74	1.00	2.7	8.28

(1)
Reflects annualized net income divided by average total assets. The decrease for the nine months ended September 30, 2015 from the nine months ended September 30, 2014 is primarily due to the reclassification of $1.918 billion of MBS previously reported as a component of Linked Transactions.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)
Reflects total average stockholders’ equity divided by total average assets. The decrease for the nine months ended September 30, 2015 from the nine months ended September 30, 2014 is primarily due to the reclassification of $1.918 billion of MBS previously reported as a component of Linked Transactions.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)
Represents the sum of borrowings under repurchase agreements, FHLB advances, securitized debt, payable for unsettled MBS purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity. The increase in our leverage multiple for the nine months ended September 30, 2015 from the nine months ended September 30, 2014 is primarily due to the reclassification of $1.520 billion of repurchase agreements previously reported as a component of Linked Transactions.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional MBS and residential whole loans, consistent with our investment policy, and for working capital which may include, among other things, the repayment of our repurchase agreements.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at September 30, 2015, we had 6.9 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the nine months ended September 30, 2015, we issued 120,180 shares of common stock through our DRSPP, raising net proceeds of approximately $926,000.

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at September 30, 2015 and December 31, 2014:

At September 30, 2015	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.70%	3.00%	6.00%
Legacy Non-Agency MBS	25.74	10.00	63.50
RPL/NPL MBS	21.29	20.00	30.00
U.S. Treasury securities	2.00	2.00	2.00
CRT securities	25.17	25.00	30.00
Residential whole loans	27.69	25.00	34.13

At December 31, 2014	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.79%	3.00%	6.00%
Legacy Non-Agency MBS	28.88	10.00	60.00
RPL/NPL MBS	20.00	20.00	20.00
U.S. Treasury securities	1.62	1.00	2.00
CRT securities	25.00	25.00	25.00
Residential whole loans	33.43	30.00	35.00

The weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have not significantly changed since December 31, 2014, with the exception of Residential whole loans and Legacy Non-Agency MBS. During 2015, the Company has increased the number of counterparties providing repurchase agreement financing for residential whole loans resulting in a lower overall weighted average haircut. The decrease in the weighted average haircut for Legacy Non-Agency MBS results from the unwind during 2015 of certain re-securitization transactions and subsequent refinancing of the underlying MBS at lower haircut levels.

During the first nine months of 2015, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at generally attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS on more favorable terms than financing for Non-Agency MBS.

In July 2015, our wholly-owned subsidiary, MFA Insurance became a member of the FHLB. As a member of the FHLB, MFA Insurance has access to a variety of products and services offered by the FHLB, including secured advances. The ability to borrow from the FHLB is subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. Eligible collateral may include 1-4 family residential mortgage loans, Agency MBS and certain Non-Agency MBS with a rating of “A” and above. The weighted average haircut on our FHLB advances at September 30, 2015 was 6.55%.

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

At September 30, 2015, we had a total of $11.102 billion of MBS, U.S. Treasury securities, CRT securities and residential whole loans and $110.0 million of restricted cash pledged against our repurchase agreements and Swaps.  In addition, at September 30, 2015, we had $285.9 million of Agency MBS pledged against our FHLB advances. At September 30, 2015, we have access to various sources of liquidity which we estimate exceeds $724.1 million. This includes (i) $174.2 million of cash and cash equivalents; (ii) $328.3 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $221.6 million in estimated financing available from unpledged Non-Agency MBS.

The table below presents certain information about our borrowings under repurchase agreements and other advances, and securitized debt:

	Repurchase Agreements and Other Advances						Securitized Debt
Quarter Ended (1)	Quarterly Average Balance		End of Period Balance		Maximum Balance at Any Month-End		Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
September 30, 2015	$9,422,882		$9,475,834		$9,475,834		$51,021	$32,217	$50,269
June 30, 2015	9,720,193		9,635,036		9,746,825		80,754	62,320	80,744
March 31, 2015	9,820,548	(2)	9,809,586	(2)	9,863,779	(2)	103,688	91,280	104,299
December 31, 2014	8,190,491		8,267,388		8,271,123		137,503	110,574	138,026
September 30, 2014	8,267,905		8,125,723		8,272,039		190,753	156,276	190,423

(1)  The information presented in the table above excludes Senior Notes.  The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.
(2) Increase from December 31, 2014 reflects reclassification of $1.520 billion of repurchase agreements previously presented as components of Linked Transactions.

Cash Flows and Liquidity For the Nine Months Ended September 30, 2015

Our cash and cash equivalents decreased by $8.3 million during the nine months ended September 30, 2015, reflecting:  $497.9 million provided by our investing activities; $159.2 million provided by our operating activities; and $665.4 million used in our financing activities.

At September 30, 2015, our debt-to-equity multiple was 3.3 times, as compared to 2.8 times at December 31, 2014.  After adjusting the reported debt-to-equity ratio at December 31, 2014 to reflect new accounting standards that became effective January 1, 2015, which eliminated Linked Transaction accounting and resulted in the reclassification of $1.520 billion of liabilities relating to repurchase agreements that had been previously reported as a component of Linked Transactions, the debt to equity ratio at December 31, 2014 would have been 3.3 times. At September 30, 2015, we had borrowings under repurchase agreements of $9.211 billion with 26 counterparties, of which $4.152 billion was secured by Agency MBS, $2.043 billion was secured by Legacy Non-Agency MBS, $1.998 billion was secured by RPL/NPL MBS, $498.0 million was secured by U.S. Treasuries, $92.6 million was secured by CRT securities and $427.6 million was secured by residential whole loans.  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2014, we had borrowings under repurchase agreements of $8.267 billion with 25 counterparties, of which $5.178 billion was secured by Agency MBS, $2.364 billion was secured by Non-Agency MBS, $507.1 million was secured by U.S. Treasuries, $94.6 million by CRT securities and $142.3 million was secured by residential whole loans.

As of September 30, 2015, we had $265.0 million in outstanding long-term secured FHLB advances, which had a weighted average term to maturity of 4.87 years.

At September 30, 2015, outstanding securitized debt was $32.2 million, which had a weighted average expected remaining term of 0.48 years. During the nine months ended September 30, 2015, securitized debt was reduced by principal payments of $78.2 million.

During the nine months ended September 30, 2015, $497.9 million was provided through our investing activities.  We received cash of $2.323 billion from prepayments and scheduled amortization on our MBS and CRT securities, of which $836.8 million was attributable to Agency MBS and $1.486 billion was from Non-Agency MBS.  We purchased $1.397 billion of Non-Agency MBS and $36.4 million of CRT securities funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In addition, during the nine months ended September 30, 2015 we sold certain of our Non-Agency MBS for $50.7 million, realizing gross gains of $25.2 million.

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

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
September 30, 2015	$397,763	$86,300	$484,063	$433,003	$(51,060)
June 30, 2015	391,088	50,700	441,788	408,968	(32,820)
March 31, 2015	309,114	98,000	407,114	350,036	(57,078)
December 31, 2014	295,962	96,800	392,762	319,881	(72,881)
September 30, 2014	340,341	24,100	364,441	315,594	(48,847)

(1)  Information presented for the 2014 periods include repurchase agreement financings underlying Linked Transactions. New accounting guidance that was effective on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and as a result we did not have any Linked Transactions effective January 1, 2015.

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through September 30, 2015.

During the nine months ended September 30, 2015, we paid $223.0 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $11.3 million on our preferred stock. On September 17, 2015, we declared our third quarter 2015 dividend on our common stock of $0.20 per share; on October 30, 2015, we paid this dividend, which totaled approximately $74.3 million, including dividend equivalents of approximately $263,000.

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

Other Matters

Investment Company Act of 1940

Commencing in the second quarter of 2014, we have organized ourselves as a holding company and conduct our real estate businesses primarily through wholly-owned subsidiaries. We conduct our real estate business so that we are not subject to regulation under the Investment Company Act by maintaining less than 40% of the value of our total assets, exclusive of U.S. Government securities and cash items (which we refer to as our adjusted total assets for Investment Company Act purposes), on an unconsolidated basis in “investment securities” as defined by the Investment Company Act. We refer to this test as the “40% Test”.

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

Interest Rate Risk

We generally acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities, a portion of which are hedged with Swaps. We are exposed to interest rate risk on our residential mortgage assets, as well as on our liabilities (repurchase agreements, FHLB advances and securitized debt). Changes in interest rates can affect our net interest income and the fair value of our assets and liabilities.
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

At September 30, 2015, MFA’s $9.056 billion of Agency MBS and Legacy Non-Agency MBS, were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
Time to Reset	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
(Dollars in Thousands)
< 2 years (5)	$2,036,783	7	16.3%	$2,751,368	6	15.1%	$4,788,151	7	15.5%
2-5 years	870,721	39	21.3	4,854	24	53.0	875,575	39	21.5
> 5 years	231,375	78	14.6	—	—	—	231,375	78	14.6
ARM-MBS Total	$3,138,879	21	17.6%	$2,756,222	6	15.2%	$5,895,101	14	16.3%
15-year fixed (6)	$1,880,486		11.7%	$8,630		19.9%	$1,889,116		11.7%
30-year fixed (6)	—		—	1,267,192		18.7	1,267,192		18.7
40-year fixed (6)	—		—	4,953		20.5	4,953		20.5
Fixed-Rate Total	$1,880,486		11.7%	$1,280,775		18.7%	$3,161,261		14.8%
MBS Total	$5,019,365		15.4%	$4,036,997		16.3%	$9,056,362		15.8%

(1)	Excludes $2.487 billion of RPL/NPL MBS. Refer to table below for further information on RPL/NPL MBS.

(2)	Does not include principal payments receivable of $1.1 million.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic and/or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	3 month average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating-rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at September 30, 2015:

	Fair Value	Net Coupon	Months to Step-Up (1)	Current Credit Support (2)	Original Credit Support	3 Month Average Bond CPR (3)
(Dollars in Thousands)
Re-Performing MBS	$535,180	3.70%	21	46%	40%	32.9%
Non-Performing MBS	1,952,045	3.63	26	50	49	28.5
Total RPL/NPL MBS	$2,487,225	3.64%	25	49%	47%	29.5%

(1)
Months to step-up is the weighted average number of months remaining before the coupon interest rate increases pursuant to the first coupon reset. We anticipate that the securities will be redeemed prior to the step-up date.

(2)
Credit Support for a particular security is expressed as a percentage of all outstanding mortgage loan collateral. A particular security will not be subject to principal loss as long as credit enhancement is greater than zero.

(3)	All principal payments are considered to be prepayments for CPR purposes.

At September 30, 2015, our CRT securities had a fair value of $150.0 million and reset monthly based on one-month LIBOR.

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at September 30, 2015.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at September 30, 2015.

Shock Table

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$12,577,725	$3,085	$12,580,810	$(87,285)	(8.31)%	(0.69)%
+ 50 Basis Point Increase	$12,679,088	$(51,185)	$12,627,903	$(40,192)	(4.41)%	(0.32)%
Actual at September 30, 2015	$12,773,550	$(105,455)	$12,668,095	$—	—	—
- 50 Basis Point Decrease	$12,861,110	$(159,726)	$12,701,384	$33,289	(2.21)%	0.26%
-100 Basis Point Decrease	$12,941,768	$(213,996)	$12,727,772	$59,677	(8.27)%	0.47%

(1)  Such assets include MBS and CRT securities, residential whole loans, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2015.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions with respect to the interest rate sensitive liabilities (assumed to be repurchase agreement financings and securitized debt) include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At September 30, 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At September 30, 2015, the impact on portfolio value was approximated using estimated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.58 which is the weighted average of 1.95 for our Agency MBS, 1.13 for our Non-Agency investments, (3.69) for our Swaps and zero for our cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.22), which is the weighted average of (0.55) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS and zero for our cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

Legacy Non-Agency MBS

In the event of the return of less than 100% of par on our Legacy Non-Agency MBS, credit support contained in the MBS deal structures and the discounted purchase prices we paid mitigate our risk of loss on these investments.  Over time, we expect the level of credit support remaining in certain MBS deal structures to decrease, which will result in an increase in the amount of realized credit loss experienced by our Legacy Non-Agency MBS portfolio.  Our investment process for Legacy Non-Agency MBS involves analysis focused primarily on quantifying and pricing credit risk.  When we purchase Legacy Non-Agency MBS, we assign certain assumptions to each of the MBS, including but not limited to, future interest rates, voluntary prepayment rates, mortgage modifications, default rates and loss severities, and generally allocate a portion of the purchase discount as a Credit Reserve which provides credit protection for such securities.  As part of our surveillance process, we review our Legacy Non-Agency MBS by tracking their actual performance compared to the securities’ expected performance at purchase or, if we have modified our original purchase assumptions, compared to our revised performance expectations.  To the extent that actual performance of a Legacy Non-Agency MBS is less favorable than its expected performance, we may revise our performance expectations.  As a result, we could reduce the accretable discount on the security and/or recognize an other-than-temporary impairment through earnings, either of which could have a material adverse impact on our operating results.

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics of the mortgage loans underlying our Legacy Non-Agency MBS.  The following table presents certain information about our Legacy Non-Agency MBS portfolio at September 30, 2015.  Information presented with respect to the weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, do not reflect the impact of the general decline in home prices or changes in borrowers’ credit scores or the current use of the mortgaged properties.

The information in the table below is presented as of September 30, 2015:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	93	81	100	26	54	65	419
MBS current face (3)	$1,256,499	$893,512	$965,799	$231,130	$572,272	$623,961	$4,543,173
Total purchase discounts, net (3)	$(321,860)	$(239,075)	$(167,663)	$(66,561)	$(193,504)	$(159,787)	$(1,148,450)
Purchase discount designated as Credit Reserve and OTTI (3)(4)	$(212,033)	$(124,531)	$(83,846)	$(65,094)	$(212,151)	$(117,742)	$(815,397)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	16.9%	13.9%	8.7%	28.2%	37.1%	18.9%	17.9%
MBS amortized cost (3)	$934,639	$654,437	$798,136	$164,569	$378,768	$464,174	$3,394,723
MBS fair value (3)	$1,119,461	$781,875	$888,508	$198,907	$477,492	$570,753	$4,036,996
Weighted average fair value to current face	89.1%	87.5%	92.0%	86.1%	83.4%	91.5%	88.9%
Weighted average coupon (6)	3.89%	3.42%	3.13%	4.85%	5.00%	4.30%	3.88%
Weighted average loan age (months) (5)(6)	102	111	125	106	113	125	113
Weighted average current loan size (5)(6)	$523	$503	$321	$398	$253	$259	$400
Percentage amortizing (7)	57%	69%	95%	68%	76%	96%	76%
Weighted average FICO score at origination (5)(8)	731	729	727	706	703	704	721
Owner-occupied loans	90.3%	89.5%	85.5%	83.4%	85.2%	84.2%	87.3%
Rate-term refinancings	28.6%	19.4%	15.0%	21.4%	15.7%	14.6%	20.0%
Cash-out refinancings	34.1%	34.7%	26.9%	43.6%	42.7%	37.5%	34.7%
3 Month CPR (6)	16.3%	17.7%	18.7%	15.4%	15.5%	15.4%	16.8%
3 Month CRR (6)(9)	13.7%	14.0%	15.8%	10.5%	11.0%	12.6%	13.6%
3 Month CDR (6)(9)	3.0%	4.3%	3.3%	5.7%	5.1%	3.4%	3.8%
3 Month loss severity	63.3%	49.5%	42.3%	47.6%	68.6%	49.3%	54.3%
60+ days delinquent (8)	12.6%	12.5%	11.0%	18.9%	19.0%	15.4%	13.8%
Percentage of always current borrowers (Lifetime) (10)	41.4%	41.1%	47.4%	34.6%	28.6%	34.9%	39.8%
Percentage of always current borrowers (12M) (11)	77.3%	76.7%	77.3%	67.7%	64.6%	68.4%	73.9%
Weighted average credit enhancement (8)(12)	0.2%	1.0%	4.5%	0.1%	0.8%	4.2%	1.9%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

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

(3)
Excludes Non-Agency MBS issued in 2013, 2014 and 2015 in which the underlying collateral consists of RPL/NPL MBS. These Non-Agency MBS have a current face of $2.492 billion, amortized cost of $2.490 billion, fair value of $2.487 billion and purchase discounts of $2.4 million at September 30, 2015.

(4)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)	Weighted average is based on MBS current face at September 30, 2015.

(6)	Information provided is based on loans for individual groups owned by us.

(7)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(8)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(9)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(11)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

(12)
Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.  As of September 30, 2015, a total of 282 Non-Agency MBS in our portfolio representing approximately $3.206 billion or 71% of the current face amount of the portfolio had no credit enhancement.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations by state of the mortgages collateralizing our Legacy Non-Agency MBS at September 30, 2015:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	44.0%
Florida	7.5%
New York	5.7%
Virginia	4.0%
Maryland	3.7%

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

The following table presents the five largest geographic concentrations by state of our credit sensitive residential whole loan portfolio at September 30, 2015:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	18.8%
New York	14.8%
Florida	7.9%
New Jersey	7.4%
Maryland	5.1%

Liquidity Risk

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  We pledge residential mortgage assets and cash to secure our repurchase agreements, FHLB advances and Swaps.  At September 30, 2015, we had access to various sources of liquidity which we estimate to be in excess of $724.1 million, an amount which includes (i) $174.2 million of cash and cash equivalents, (ii) $328.3 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that are currently pledged in excess of contractual requirements, and (iii) $221.6 million in estimated financing available from currently unpledged Non-Agency MBS.  Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position.  Additionally, if the FHLB or one or more of our repurchase agreement counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. As such, we cannot assure that we will always be able to roll over our repurchase agreement financings and FHLB advances.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, thereby reducing our ability to use leverage.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company’s management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2015, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2015. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company engaged in no share repurchase activity during the third quarter of 2015 pursuant to the Repurchase Program.  The Company did, however, withhold restricted shares (under the terms of grants under our 2010 Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.  The following table presents information with respect to (i) such withheld restricted shares, and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month		Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
July 1-31, 2015:
Repurchase Program	(2)	—	$—	—	6,616,355
Employee Transactions	(3)	—	—	N/A	N/A
August 1-31, 2015:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	—	—	N/A	N/A
September 1-30, 2015:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	20,209	$7.19	N/A	N/A
Total Repurchase Program	(2)	—	$—	—	6,616,355
Total Employee Transactions	(3)	20,209	$7.39	N/A	N/A

(1)  Includes brokerage commissions.
(2)  As of September 30, 2015, the Company had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.
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

Date: November 4, 2015	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ William S. Gorin
William S. Gorin
Chief Executive Officer

	By:	/s/ Stephen D. Yarad
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