Form 10-K
period 2015-12-31
MFA FINANCIAL, INC.
filed 2016-02-18
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

On June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.73 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 12, 2016, the registrant had a total of 371,076,243 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on or about May 25, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT — This Annual Report on Form 10-K includes “forward-looking” statements within the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include information about possible or assumed future results with respect to the Company’s business, financial condition, liquidity, results of operations, plans and objectives.  You can identify forward-looking statements by such words as “will,” “believe,” expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may” or similar expressions.  We caution that any such forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from these forward-looking statements.  We discuss certain factors that affect our business and that may cause our actual results to differ materially from these forward-looking statements under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update or revise any forward-looking statements except as may be required by law.

In this Annual Report on Form 10-K, references to “we,” “us,” “our” or “the Company” refer to MFA Financial, Inc. and its subsidiaries unless specifically stated otherwise or the context otherwise indicates.  The following defines certain of the commonly used terms in this Annual Report on Form 10-K:  MBS refers to mortgage-backed securities secured by pools of residential mortgage loans; Agency MBS refers to MBS that are issued or guaranteed by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae; Non-Agency MBS refers to residential MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation; Legacy Non-Agency MBS refers to MBS issued prior to 2008; RPL/NPL MBS refers to MBS collateralized by re-performing/non-performing loans; Hybrids refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refer to adjustable-rate mortgage loans and to Hybrids that are past their fixed-rate period, both of which typically have interest rates that adjust annually to an increment over a specified interest rate index; Linked Transactions refer to Non-Agency MBS purchases which were financed with the same counterparty and for periods prior to 2015 considered linked for financial statement reporting purposes and were reported at fair value on a combined basis; and CRT securities refer to credit risk transfer securities which are general obligations of government-sponsored entities (Fannie Mae and Freddie Mac).

PART I

Item 1.  Business.

GENERAL

We are primarily engaged in the real estate finance business. We engage in our business through subsidiaries that invest, on a leveraged basis, in residential mortgage assets, including Agency MBS, Non-Agency MBS, residential whole loans and CRT securities.  Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

We were incorporated in Maryland on July 24, 1997, and began operations on April 10, 1998.  We have elected to be treated as a real estate investment trust (or REIT) for U.S. federal income tax purposes.  In order to maintain our qualification as a REIT, we must comply with a number of requirements under federal tax law, including that we must distribute at least 90% of our annual REIT taxable income to our stockholders. We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (or TRS). In general, a TRS may hold assets and engage in activities that a REIT or qualified REIT subsidiary cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business.

We are a holding company and conduct our real estate finance businesses primarily through wholly-owned subsidiaries, so as to maintain an exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act) by ensuring that less than 40% of the value of our total assets, exclusive of U.S. Government securities and cash items (which we refer to as our adjusted total assets for Investment Company Act purposes), on an unconsolidated basis consist of “investment securities” as defined by the Investment Company Act. We refer to this test as the “40% Test.”

INVESTMENT STRATEGY

As stated above, we primarily invest through subsidiaries in Agency MBS, Non-Agency MBS, residential whole loans and CRT securities.

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

Our Non-Agency MBS portfolio primarily consists of (i) Legacy Non-Agency MBS and (ii) MBS collateralized by re-performing and non-performing loans (or RPL/NPL MBS). In addition to Non-Agency MBS investments, during 2014 we began investing in re-performing and non-performing residential whole loans through our interests in certain consolidated trusts. Our strategy of combining investments in Agency MBS, Non-Agency MBS and residential whole loans is designed to generate attractive returns with less overall sensitivity to changes in the yield curve, the general level of interest rates and prepayments. We expect to continue to seek more credit sensitive assets in 2016, such as residential whole loans, while seeking to minimize sensitivity to interest rates.

Our Legacy Non-Agency MBS have been acquired primarily at discounts to face/par value, which we believe serves to mitigate our exposure to credit risk.  A portion of the purchase discount on substantially all of our Legacy Non-Agency MBS is designated as a non-accretable discount (also referred to hereafter as Credit Reserve), which effectively mitigates our risk of loss on the mortgages collateralizing such MBS and is not expected to be accreted into interest income.  The portion of the purchase discount that is designated as accretable discount is accreted into interest income over the life of the security.  The mortgages collateralizing our Legacy Non-Agency MBS consist primarily of ARMs, 30-year fixed rate mortgages and Hybrids. Legacy Non-Agency ARMs and Hybrids typically exhibit reduced interest rate sensitivity (as compared to fixed-rate Legacy Non-Agency MBS) due to their interest rate adjustments (similar to Agency ARMs and Hybrids). However, yields on Legacy Non-Agency MBS, unlike Agency MBS, also exhibit sensitivity to changes in credit performance.  If credit performance improves, the Credit Reserve may be decreased (and accretable discount increased), resulting in a higher yield over the remaining life of the security. Similarly, deteriorating credit performance could increase the Credit Reserve and decrease the yield over the remaining life of the security or other-than-temporary impairment could result. To the extent that higher interest rates in the future are indicative of an improving economy, better employment data and/or higher home prices, it is possible that these factors will improve the credit performance of Legacy Non-Agency MBS and therefore mitigate the interest rate sensitivity of these securities.

Our RPL/NPL MBS were purchased primarily through new issue at prices at or around par and represent the senior tranches of the related securitizations. These RPL/NPL MBS are structured with significant credit enhancement (typically approximately 50%) and the subordinate tranches absorb all credit losses (until those tranches are extinguished) and typically receive no cash flow (interest or principal) until the senior tranche is paid off. Prior to purchase, we analyze the deal structure in order to assess the associated credit risk. Subsequent to purchase, the ongoing credit risk associated with the deal is evaluated by analyzing the extent to which actual credit losses occur that result in a reduction in the amount of subordination enjoyed by our bond. Based on the recent performance of the collateral underlying our RPL/NPL MBS and current subordination levels, we do not believe that we are currently exposed to significant risk of credit loss on these investments. In addition, these deal structures contain an interest rate step-up feature, whereby the original coupon on the senior tranche increases by 300 basis points if the security that we hold has not been redeemed by the issuer after 36 months. We expect that the combination of the priority cash flow of the senior tranche and the 36-month step-up will result in these securities’ exhibiting short average lives and, accordingly, reduced interest rate sensitivity. Consequently, we believe that RPL/NPL MBS provide attractive returns given our assessment of the interest rate and credit risk associated with these securities.

In addition, during 2015, we continued to transition to more credit sensitive, less interest sensitive residential mortgage assets by acquiring residential whole loans through certain trusts that are consolidated on our balance sheet for financial reporting purposes. To date, we have focused on purchasing packages of both re-performing and non-performing whole loans. Re-performing loans are typically characterized by borrowers who have experienced payment delinquencies in the past and the amount owed on the mortgage may exceed the value of the property pledged as collateral. These loans are purchased at purchase prices that are discounted (often substantially so) to the contractual loan balance to reflect the credit history of the borrower, the loan-to-value (or LTV) of the loan and the coupon. Non-performing loans are typically characterized by borrowers who have defaulted on their obligations and/or have payment delinquencies of 60 days or more at the time we acquire the loan. These loans are also purchased at purchase prices that are discounted (often substantially so) to the contractual loan balance that reflects primarily the non-performing nature of the loan. Typically, this purchase price is a discount to the expected value of the collateral securing the loan, such value to be realized after foreclosure and liquidation of the property. All of the residential whole loans were purchased by the consolidated trusts on a servicing-released basis, i.e., the sellers of such loans transferred the right to service the loans as part of the sale. Because we do not directly service any loans, we have contracted with loan servicing companies with specific expertise in working with delinquent borrowers in an effort to cure delinquencies through, among other things, loan modification and third-party refinancing. To the extent these efforts are successful, we believe our investments in residential whole loans will yield attractive returns. In addition, to the extent that it is not possible to achieve a successful outcome for a particular borrower and the real property collateral must be foreclosed on and liquidated, we believe that the discounted purchase price at which the asset was acquired, provides us with a level of protection against financial loss.

FINANCING STRATEGY

Our financing strategy is designed to increase the size of our investment portfolio by borrowing against a substantial portion of the market value of the assets in our portfolio.  We primarily use repurchase agreements to finance our holdings of MBS, residential whole loans and CRT securities.  We enter into interest rate derivatives to hedge the interest rate risk associated with a portion of our repurchase agreement borrowings.  Going forward, in connection with our current and any future investment in residential whole loans, our financing strategy may expand to the use of securitization or other forms of structured financing.

Repurchase agreements, although legally structured as sale and repurchase transactions, are financing contracts (i.e., borrowings) under which we pledge our MBS, residential whole loans and CRT securities as collateral to secure loans with repurchase agreement counterparties (i.e., lenders).  Repurchase agreements involve the transfer of the pledged collateral to a lender at an agreed upon price in exchange for such lender’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing) at a higher price.  The difference between the sale price that we receive and the repurchase price that we pay represents interest paid to the lender.  Our cost of borrowings under repurchase agreements is generally LIBOR based.  Under our repurchase agreements, we pledge our securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while we retain beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan including any accrued interest and concurrently receive back our pledged collateral from the lender. With the consent of the lender, we may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby, a lender requires that we pledge additional securities or cash as collateral to secure borrowings under our repurchase financing with such lender, are routinely experienced by us when the value of the MBS pledged as collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  We also may make margin calls on counterparties when collateral values increase.

In order to reduce our exposure to counterparty-related risk, we generally seek to enter into repurchase agreements and other financing arrangements, and derivatives, with a diversified group of financial institutions.  At December 31, 2015, we had outstanding balances under repurchase agreements with 27 separate lenders.

In July 2015, the Company’s wholly-owned subsidiary, MFA Insurance, Inc. (or MFA Insurance), became a member of the Federal Home Loan Bank (or FHLB) of Des Moines. At December 31, 2015 and February 16, 2016, MFA Insurance had FHLB advances of approximately $1.500 billion and $1.200 billion, respectively. FHLB advances are secured financing transactions and are carried at their contractual amounts. The ability to borrow from the FHLB is subject to the Company’s continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB.

In January, 2016, the Federal Housing Finance Agency (or FHFA) released its final rule amending its regulation on FHLB membership, which, amongst other things, provided termination rules for current captive insurance members. As a result of such regulation, MFA Insurance will not be permitted new advances or renewal of existing advances and will be required to terminate its FHLB membership and repay any outstanding advances within one year of the rule’s effective date of February 19, 2016.

In addition to repurchase agreements, FHLB advances, securitized debt and 8% Senior Notes due 2042 (or Senior Notes), we may also use other sources of funding in the future to finance our MBS portfolio, including, but not limited to, other types of collateralized borrowings, loan agreements, lines of credit or the issuance of debt securities.

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

EMPLOYEES

At December 31, 2015, we had 50 full-time and three part-time employees.  We believe that our relationship with our employees is good.  None of our employees are unionized or represented under a collective bargaining agreement.

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

Credit Risks

Our investments in Non-Agency MBS (including RPL/NPL MBS) involve credit risk, which could materially adversely affect our results of operations.

The holder of a mortgage or MBS assumes the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest.  Under our investment policy, we have the ability to acquire Non-Agency MBS, residential whole loans and other investment assets of lower credit quality.  In general, Legacy Non-Agency MBS and RPL/NPL MBS (which, as of December 31, 2015 represented 48.8% of our total assets) carry greater investment risk than Agency MBS because they are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation.  Higher-than-expected rates of default and/or higher-than-expected loss severities on the mortgages underlying these investments could adversely affect the value of these assets.  Accordingly, defaults in the payment of principal and/or interest on our Legacy Non-Agency MBS, RPL/NPL MBS and other investment assets of less-than-high credit quality would likely result in our incurring losses of income from, and/or losses in market value relating to, these assets, which could materially adversely affect our results of operations.

Our investments in re-performing and non-performing residential whole loans involve credit risks, some of which are different from our Non-Agency MBS, which could materially adversely affect our results of operations.

Our investment in residential whole loans was relatively speaking our fastest growing asset class during 2015, and represented approximately 6.8% of our total assets as of December 31, 2015. We expect that our investment portfolio in residential whole loans will continue to increase during 2016, as we seek opportunities in these credit sensitive assets. As a holder of residential whole loans, we are subject to the risk that the related borrowers may default or have defaulted on their obligations to make full and timely payments of principal and interest.  If actual results are different from our assumptions in determining the prices paid to acquire such loans, particularly if the market value of the underlying property decreases significantly subsequent to purchase, we may incur significant losses, which could materially adversely affect our results of operations.

A significant portion of our Non-Agency MBS and residential whole loans are secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, regulatory changes, adverse climate changes or other adverse events specific to those markets.

A significant number of the mortgages underlying our Non-Agency MBS and residential whole loan investments are concentrated in certain geographic areas.  For example, we have significantly higher exposure in California, Florida, New York, Virginia, Maryland and New Jersey.  (See “Credit Risk” included under Part II, Item 7A  “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.)  Certain markets within these states (particularly in California and Florida) experienced significant decreases in residential home values during the financial crisis of 2007-2008 and the years thereafter, although in more recent years some of these markets have experienced a recovery in home prices.  Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our Non-Agency MBS and residential whole loan investments.  In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default and foreclosure of re-performing loans and the loans underlying our Non-Agency MBS.  This could, in turn, have a material adverse effect on our credit loss experience on our Non-Agency MBS and residential whole loan investments in the affected market if higher-than-expected rates of default and/or higher-than-expected loss severities on our re-performing loan investments or the mortgages underlying our Non-Agency MBS were to occur.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane or a flood), terrorist attack or a significant adverse climate change may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing the mortgages collateralizing our Non-Agency MBS or residential whole loans.  Because certain natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers (such as hurricanes or certain flooding), or the proceeds payable under any such policy is not sufficient to cover the related repairs, the affected borrowers may have to pay for any repairs themselves.  Under these circumstances, borrowers may decide not to repair their property or may stop paying their mortgages under those circumstances.  This would likely cause defaults and credit loss severities to increase.

Changes in governmental laws and regulations, fiscal policies, property taxes and zoning ordinances can also have a negative impact on property values, which could result in borrowers’ deciding to stop paying their mortgages. This circumstance could cause defaults and loss severities to increase, thereby adversely impacting our results of operations.

We have investments in Non-Agency MBS collateralized by Alt A loans and may also have investments collateralized by subprime mortgage loans, which, due to lower underwriting standards, are subject to increased risk of losses.

We have certain investments in Non-Agency MBS backed by collateral pools containing mortgage loans that were originated under underwriting standards that were less strict than those used in underwriting “prime mortgage loans.”  These lower standards permitted mortgage loans, often with LTV ratios in excess of 80%, to be made to borrowers having impaired credit histories, lower credit scores, higher debt-to-income ratios and/or unverified income.  Difficult economic conditions, including increased interest rates and lower home prices, can result in Alt A and subprime mortgage loans having increased rates of delinquency, foreclosure, bankruptcy and loss (including such as during the credit crisis of 2007-2008 and the housing crisis of the last few years), and are likely to otherwise experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner.  Thus, because of higher delinquency rates and losses associated with Alt A and subprime mortgage loans, the performance of our Non-Agency MBS that are backed by these types of loans could be correspondingly adversely affected, which could materially adversely impact our results of operations, financial condition and business.

We are subject to counterparty risk and may be unable to seek indemnity or require counterparties to repurchase residential whole loans if they breach representations and warranties, which could cause us to suffer losses.

In connection with our residential whole loan investments, we typically enter into a loan purchase agreement, as buyer, of the loans from a seller. When we invest in mortgage loans , sellers typically make very limited representations and warranties about such loans. Residential mortgage loan purchase agreements may entitle the purchaser of the loans to seek indemnity or demand repurchase or substitution of the loans in the event the seller of the loans breaches a representation or warranty given to the purchaser. However, there can be no assurance that a mortgage loan purchase agreement will contain appropriate representations and warranties, that we or the trust that purchases the mortgage loans would be able to enforce a contractual right to repurchase or substitution, or that the seller of the loans will remain solvent or otherwise be able to honor its obligations under its mortgage loan purchase agreements. The inability to obtain or enforce an indemnity or require repurchase of a significant number of loans could require us to absorb the associated losses, and adversely affect our results of operations, financial condition and business.

To the extent that due diligence is conducted on potential assets, such due diligence may not reveal all of the risks associated with such assets and may not reveal other weaknesses in such assets, which could lead to losses.

Before making an investment, we typically, but not always, conduct (either directly or using third parties) certain due diligence. There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, our due diligence processes will uncover all relevant facts, which could result in losses on these assets to the extent we ultimately acquire them, which, in turn, could adversely affect our results of operations, financial condition and business.

We have experienced, and may in the future experience, declines in the market value of certain of our investment securities resulting in our recording impairments, which have had, and may in the future have, an adverse effect on our results of operations and financial condition.

A decline in the market value of our MBS or other investment securities may require us to recognize an “other-than-temporary impairment” (or OTTI) against such assets under GAAP.  When the fair value of an available-for-sale (or AFS) investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.”  If we intend to sell an impaired security, or it is more likely than not that we will be required to sell the impaired security before any anticipated recovery, then we must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If we do not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI that is related to credit losses is required to be recognized through charges to earnings with the remainder recognized through accumulated other comprehensive income/(loss) (or AOCI) on our consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (or OCI) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as on our estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.

Our use of models in connection with the valuation of our assets subjects us to potential risks in the event that such models are incorrect, misleading or based on incomplete information.

As part of our risk management process, we may use models to evaluate, depending on the asset class, house price appreciation and depreciation by county, region, prepayment speeds and foreclosure frequency, cost and timing. Certain assumptions used as inputs to the models may be based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the model output also to be incorrect. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, we may be induced to buy certain assets at prices that are too high, to sell certain other assets at prices that are too low or to miss favorable opportunities altogether, which could have a material adverse impact on our business and growth prospects.

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

The residential whole loans that have been acquired to date were purchased together with the related mortgage servicing rights. We rely on unaffiliated servicing companies to service and manage the mortgages underlying our residential whole loans. If a servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in a higher frequency of default. If a servicer takes longer to liquidate non-performing mortgages, our losses related to those loans may be higher than originally anticipated. Any failure by servicers to service these mortgages and related real estate owned (or REO) properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted with unaffiliated servicing companies to carry out the actual servicing of the loans (including all direct interface with the borrowers), we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. (See “Regulatory Risk and Risks Related to the Investment Company Act of 1940 -- Our business is subject to extensive regulation.) In light of the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

When one of our residential whole loans is foreclosed upon, title to the underlying property is taken by a Company subsidiary. The foreclosure process, especially in judicial foreclosure states such as New York, Florida and New Jersey can be lengthy and expensive, and the delays and costs involved in completing a foreclosure, and then liquidating the property through sale, may materially increase any related loss. Finally, at such time as title is taken to a foreclosed property, it may require more extensive rehabilitation than we estimated at acquisition. Thus, a material amount of foreclosed residential mortgage loans, particularly in the states mentioned above, could result in significant losses in our residential whole loan portfolio and could materially adversely affect our results of operations.

The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may materially adversely affect our business.

The payments of principal and interest we receive on our Agency MBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  Fannie Mae and Freddie Mac are U.S. Government-sponsored entities (or GSEs), but their guarantees are not backed by the full faith and credit of the United States (although the FHFA largely controls their actions through its conservatorship of the two GSEs, which occurred in the wake of the 2007-2008 financial crisis).  Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.

Although since the financial crisis of 2007-2008 the U.S. Government has undertaken several measures to support the positive net worth of Fannie Mae and Freddie Mac, there is no guarantee of continuing capital support if such support were to become necessary.  These uncertainties lead to questions about the availability of, and trading market for, Agency MBS.  Despite the steps taken by the U.S. Government, Fannie Mae and Freddie Mac could default on their guarantee obligations which would materially and adversely affect the value of our Agency MBS.  Accordingly, if these government actions are inadequate in the future and the GSEs were to suffer losses, be significantly reformed, or cease to exist (as discussed below), our business, operations and financial condition could be materially and adversely affected.

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

The mortgages securing our investments are located in many geographic regions across the United States, with significantly higher exposure in California, Florida, New York, Virginia and Maryland.  Several county and municipal governments have discussed using eminent domain to seize from mortgage holders the mortgages of borrowers who are underwater, but not in default. Legislation enacted in 2014 prohibits the FHFA and the Department of Housing and Urban Development from using federal funds to facilitate the seizure of mortgage loans by a state or local municipality. However, if definitive action were to be taken in the future by any local governments, and such actions withstand Constitutional and other legal challenges, resulting in mortgages securing certain of our investments being seized using eminent domain, the consideration received from the seizing authorities for such mortgages may be substantially less than the outstanding principal balance, which would result in a realized loss and a corresponding write-down of the principal balance of those mortgages. The result of these seizures would be that the amounts we receive on our investments would be less than we would otherwise have received if the mortgage loans had not been seized, which may result in a lower return on such assets or require charges for OTTI or loan loss reserves. If governments ultimately adopt such plans and mortgages securing certain of our investments are seized on a widespread scale, it could have a material adverse effect on the value of and/or returns on our assets and our results of operations more generally.

Prepayment and Reinvestment Risk

Prepayment rates on the mortgage loans underlying our MBS may materially adversely affect our profitability or result in liquidity shortfalls that could require us to sell assets in unfavorable market conditions.

The MBS that we acquire are secured by pools of mortgages on residential properties.  In general, the mortgages collateralizing our MBS may be prepaid at any time without penalty.  Prepayments on our MBS result when borrowers satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property.  When we acquire a particular MBS, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on that MBS.  If we purchase MBS at a premium to par value, and borrowers then prepay the underlying mortgage loans at a faster rate than we expected, the increased prepayments on the MBS would result in a yield lower than expected on such securities because we would be required to amortize the related premium on an accelerated basis.  Conversely, if we purchase

MBS at a discount to par value, and borrowers then prepay the underlying mortgage loans at a slower rate than we expected, the decreased prepayments on the MBS would result in a lower yield than expected on such securities and/or may result in OTTI if the fair value of the security is less than its amortized cost.

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

With respect to Agency MBS, we have, at times, purchased securities that have a higher coupon rate than the prevailing market interest rates.  In exchange for a higher coupon rate, we typically pay a premium over par value to acquire such securities.  In accordance with U.S. generally accepted accounting principles (or GAAP), we amortize premiums on our MBS over the life of the related MBS.  If the underlying mortgage loans securing these securities prepay at a more rapid rate than anticipated, we will be required to amortize the related premiums on an accelerated basis, which could adversely affect our profitability.  Defaults on the mortgages underlying Agency MBS typically have the same effect as loan prepayments because of the underlying Agency guarantee. As of December 31, 2015, we had net purchase premiums on our Agency MBS of $172.0 million (or 3.8% of current par value) and net purchase discounts on our Non-Agency MBS of $1.100 billion (or 15.8% of current par value).

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

Our business strategy involves the use of borrowing or “leverage.”  Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our MBS and our residential whole loans and use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets.  We are not required to maintain any particular debt-to-equity ratio.  Future increases in the amount by which the collateral value is required to contractually exceed the repurchase transaction loan amount, decreases in the market value of our MBS, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal.  The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets.  If the interest income on our MBS purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations.  Such losses could be significant as a result of our leveraged structure.  The use of leverage to finance our MBS and other assets involves a number of other risks, including, among other things, the following:

•
Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability and liquidity.  As of December 31, 2015, we had amounts outstanding under repurchase agreements with 27 separate lenders.  A material adverse development involving one or more major financial institutions or the financial markets in general could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether.  Because all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability.  Furthermore, if a number of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales, particularly under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our MBS were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings.

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

•
If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses.  When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders.  Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties in light of recent market conditions.  Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets.  At December 31, 2015, we had greater than 5% stockholders’ equity at risk to the following repurchase agreement counterparties: Credit Suisse (approximately 13.8%), Wells Fargo (approximately 11.3%), RBC (approximately 11.0%), UBS (approximately 7.2%) and Goldman Sachs (approximately 5.1%).

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

An increase in our borrowing costs relative to the interest we receive on our MBS or our re-performing residential whole loans may materially adversely affect our profitability.

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

Amendments to the Federal Home Loan Bank membership regulations will require us to terminate our membership with the FHLB, which could adversely affect our ability to finance our operations.
Our captive insurance subsidiary, MFA Insurance, is a member of the Federal Home Loan Bank of Des Moines (or FHLB Des Moines) and obtains advances from the FHLB Des Moines in the form of secured borrowings. On January 12, 2016, the FHFA amended its regulations governing FHLB membership. The amendments exclude captive insurers from the definition of “insurance company,” making MFA Insurance ineligible for FHLB membership, and, MFA Insurance is required to terminate its membership with the FHLB Des Moines by February 19, 2017. It is also required to repay its existing advances from the FHLB Des Moines by February 19, 2017 or, if earlier, the date it terminates its membership with the FHLB Des Moines, and it is prohibited from receiving new advances or renewing existing advances with the FHLB Des Moines. As of December 31, 2015 and February 16, 2016, MFA Insurance had approximately $1.500 billion and $1.200 billion, respectively, in outstanding secured advances from the FHLB Des Moines. There is no guarantee that we will be able to find suitable counterparties, or any counterparties, to replace the advances received by the FHLB Des Moines or that such replacements will be made on comparable terms, which could adversely affect our ability to finance our operations.

Risks Associated With Adverse Developments in the Mortgage Finance and Credit Markets and Financial Markets Generally

Market conditions for mortgages and mortgage-related assets as well as the broader financial markets may materially adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally.  Significant adverse changes in financial market conditions leading to the forced sale of large quantities of mortgage-related and other financial assets, would result in significant volatility in the market for mortgages and mortgage-related assets and potentially significant losses for ourselves and certain other market participants.   In addition, concerns over actual or anticipated low economic growth rates higher levels of unemployment or uncertainty regarding future U.S. monetary policy may contribute to increased interest rate volatility.   Declines in the value of our investments, or perceived market uncertainty about their value, may make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Additionally, increased volatility and/or deterioration in the broader residential mortgage and MBS markets could materially adversely affect the performance and market value of our investments.

A lack of liquidity in our investments may materially adversely affect our business.

The assets that comprise our investment portfolio and that we acquire are not traded on an exchange.  A portion of our investments are subject to legal and other restrictions on resale and are otherwise generally less liquid than exchange-traded securities.  Any illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises.  In addition, if we are required to liquidate all or a portion of our portfolio quickly, we may realize significantly less than the value at which we have previously recorded our investments.  Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we have or could be attributed with material, non-public information regarding such business entity.  As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Actions by the U.S. Government designed to stabilize or reform the financial markets may not achieve their intended effect or otherwise benefit our business, and could materially adversely affect our business.

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets.  For instance, the Dodd-Frank Act imposes significant restrictions on the proprietary trading activities of certain banking entities and subjects other systemically significant entities and activities regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities.  The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the MBS market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements.  The Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans.  The Dodd-Frank Act’s extensive requirements, and implementation by regulatory agencies such as the Commodity Futures Trading Commission (or CFTC), the Federal Deposit Insurance Corporation (or FDIC), Federal Reserve Board, and the SEC may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of MBS, both of which could have a material adverse effect on our business.

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

Several of our financing counterparties are European banks (or their U.S. based subsidiaries) that, have provided financing to us, particularly repurchase agreement financing for the acquisition of residential mortgage assets.  If European banks and financial institutions experienced a deterioration in financial condition, there is the possibility that this would also negatively affect the operations of their U.S. banking subsidiaries.  This could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

Any downgrade, or perceived potential of a downgrade, of U.S. sovereign credit ratings or the credit ratings of the GSEs by the various credit rating agencies may materially adversely affect our the value of our Agency MBS and our business more generally.

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

Although we do not originate or directly service residential mortgage loans, we must comply with various federal and state laws, rules and regulations as a result of owning MBS and residential whole loans. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Act, and the Gramm-Leach-Bliley Financial Modernization Act of 1999 (or Gramm-Leach-Bliley). These requirements can and do change as statutes and regulations are enacted, promulgated, amended and interpreted, and the recent trend among federal and state lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings in relation to the mortgage industry generally. Although we believe that we have structured our operations and investments to comply with existing legal and regulatory requirements and interpretations, changes in regulatory and legal requirements, including changes in their interpretation and enforcement by lawmakers and regulators, could materially and adversely affect our business and our financial condition, liquidity and results of operations.

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

We are a holding company and conduct our real estate businesses primarily through wholly-owned subsidiaries. We conduct our real estate business so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis will consist of “investment securities.” The securities issued by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. We monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly-owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries.

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

In August 2011, the SEC issued a “concept release” pursuant to which they solicited public comments on a wide range of issues relating to companies engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on Section 3(c)(5)(C) of the Investment Company Act. The concept release and the public comments thereto have not yet resulted in SEC rulemaking or interpretative guidance and we cannot predict what form any such rulemaking or interpretive guidance may take. There can be no assurance, however, that the laws and regulations governing the Investment Company Act status of REITs, or guidance from the SEC or its staff regarding the exemption from registration as an investment company on which we rely, will not change in a manner that adversely affects our operations. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets, if any, to determine which assets are qualifying real estate assets and real estate-related assets. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in us holding assets we might wish to sell or selling assets we might wish to hold.

Certain of our subsidiaries may rely on the exemption provided by Section 3(c)(6) to the extent that they hold residential mortgage loans through majority owned subsidiaries that rely on Section 3(c)(5)(C). The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

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

In accordance with our operating policies, we pursue various types of hedging strategies, including interest rate swap agreements (or Swaps), to seek to mitigate or reduce our exposure to losses from adverse changes in interest rates.  Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and financing sources used and other changing market conditions.  No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed and there is no guarantee that the implementation of any hedging strategy would have the desired impact on our results of operations or financial condition.  Certain of the U.S. federal income tax requirements that we must satisfy in order to qualify as a REIT may limit our ability to hedge against such risks.  We will not enter into derivative transactions if we believe that they will jeopardize our qualification as a REIT.

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

We have elected to qualify as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code) related to REIT qualification.  Accordingly, we will not be subject to U.S. federal income tax to the extent we distribute 100% of our REIT taxable income (which is generally our taxable income, computed without regard to the dividends paid deduction, any net income from prohibited transactions, and any net income from foreclosure property) to stockholders within the timeframe permitted under the Code and provided that we comply with certain income, asset ownership and other tests applicable to REITs.  We believe that we currently meet all of the REIT requirements and intend to continue to qualify as a REIT under the provisions of the Code.  Many of the REIT requirements however are highly technical and complex.  The determination of whether we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve interpretation.  For example, if we are to qualify as a REIT, annually at least 75% of our gross income must come from, among other sources, interest on obligations secured by mortgages on real property or interests in real property, gain from the disposition of real property, including mortgages or interests in real property (other than sales or dispositions of real property, including mortgages on real property, or securities that are treated as mortgages on real property, that we hold primarily for sale to customers in the ordinary course of a trade or business (i.e., prohibited transactions)), dividends, other distributions on and gains from the disposition of shares in other REITs, commitment fees received for agreements to make real estate loans and certain temporary investment income.  In addition, the composition of our assets must meet qualified requirements at the close of each quarter.  There can be no assurance that we will be able to satisfy these or other requirements or that the Internal Revenue Service (or IRS) or a court would agree with any conclusions or positions we have taken in interpreting the REIT requirements.

Even a technical or inadvertent mistake could jeopardize our REIT qualification unless we meet certain statutory relief provisions.  If we were to fail to qualify as a REIT in any taxable year for any reason, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

We may lose our REIT status if the IRS successfully challenges our characterization of our income from foreign TRSs.

We have elected to treat a Cayman Islands company as a TRS. We will likely be required to include in our income, even without the receipt of actual distributions, earnings from our investment in the foreign TRS. Income inclusions from equity investments in foreign corporations are technically neither actual dividends nor any of the other enumerated categories of qualifying income for the 95% gross income test. However, the IRS, based on discretionary authority granted to it under the Code, has issued private letter rulings to other REITs holding that income inclusions from equity investments in foreign corporations would be treated as qualifying income for purposes of the 95% gross income test. Private letter rulings may be relied upon only by the taxpayers to whom they are issued and the IRS may revoke a private letter ruling. Based on those private letter rulings and advice of counsel, we generally intend to treat such income inclusions as qualifying income for purposes of the 95% gross income test. Nevertheless, no assurance can be provided that the IRS would not successfully challenge our treatment of such income as qualifying income. In the event that such income was determined not to qualify for the 95% gross income test, we could be subject to a penalty tax with respect to such income to the extent it exceeds 5% of our gross income or we could fail to continue to qualify as a REIT.

REIT distribution requirements could adversely affect our ability to execute our business plan.

To maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain) to our stockholders within the timeframe permitted under the Code.  We generally must make these distributions in the taxable year to which they relate, or in the following taxable year if declared before we timely (including extensions) file our tax return for the year and if paid with or before the first regular dividend payment after such declaration.  To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income. In addition, if we should fail to distribute during each calendar year at least the sum of (a) 85% of our REIT ordinary income for such year, (b) 95% of our REIT capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (x) the amounts actually distributed, plus (y) the amounts of income we retained and on which we have paid corporate income tax.

The dividend distribution requirement limits the amount of cash we have available for other business purposes, including amounts to fund our growth.  Also, it is possible that because of differences in timing between the recognition of taxable income and the actual receipt of cash, we may have to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to maintain our qualification as a REIT or avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our stockholders’ equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be required to pay certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would reduce our operating cash flow and thus our cash available for distribution to our stockholders.

If our foreign TRSs are subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to distribute to us and that they would have available to pay their creditors.

There is a specific exemption from regular U.S. federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that our foreign TRS will rely on that exemption or otherwise operate in a manner so that it will not be subject to regular U.S. federal income tax on its net income at the entity level. If the IRS succeeded in challenging that tax treatment, it would greatly reduce the amount that the foreign TRS would have available to pay to their creditors and to distribute to us. In addition, even if our foreign TRS qualifies for that exemption, it may nevertheless be subject to U.S. federal withholding tax on certain types of income.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To remain qualified as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. In addition, in certain cases, the modification of a debt instrument could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be contributed to a TRS or disposed of in order for us to qualify or maintain our qualification as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.

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

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes.  The real estate mortgage investment conduit (or REMIC) provisions of the Code generally provide that REMICs are the only form of pass-through entity permitted to issue debt obligations with two or more maturities if the payments on those obligations bear a relationship to the mortgage obligations held by such entity.  If we engage in a non-REMIC securitization transaction, directly or indirectly through a qualified REIT subsidiary (or QRS), in which the assets held by the securitization vehicle consist largely of mortgage loans or MBS, in which the securitization vehicle issues to investors two or more classes of debt instruments that have different maturities, and in which the timing and amount of payments on the debt instruments is determined in large part by the amounts received on the mortgage loans or MBS held by the securitization vehicle, the securitization vehicle will be a taxable mortgage pool.  As long as we or another REIT hold a 100% interest in the equity interests in a taxable mortgage pool, either directly, or through a QRS, it will not be subject to tax.  A portion of the income that we realize with respect to the equity interest we hold in a taxable mortgage pool will, however, be considered to be excess inclusion income and, as a result, a portion of the dividends that we pay to our stockholders will be considered to consist of excess inclusion income.  Such excess inclusion income is treated as unrelated business taxable income (or UBTI) for tax-exempt stockholders, is subject to withholding for foreign stockholders (without the benefit of any treaty reduction), and is not subject to reduction by net operating loss carryovers.  In addition to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Historically, we have not generated excess inclusion income; however, despite our efforts, we may not be able to avoid creating or distributing excess inclusion income to our stockholders in the future.  In addition, we could face limitations in selling equity interests to outside investors in securitization transactions that are taxable mortgage pools or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes.  These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

Our reported GAAP net income may differ from the amount of REIT taxable income and dividend distribution requirements and, therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

Generally, the cumulative net income we report over the life of an asset will be the same for GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different.  Differences exist in the accounting for GAAP net income and REIT taxable income which can lead to significant variances in the amount and timing of when income and losses are recognized under these two measures.  Due to these differences, our reported GAAP financial results could materially differ from our determination of REIT taxable income, and our dividend distribution requirements, and, therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

Over time, accounting principles, conventions, rules, and interpretations may change, which could affect our reported GAAP and taxable earnings, and stockholders’ equity.

Accounting rules for the various aspects of our business change from time to time.  Changes in GAAP, or the accepted interpretation of these accounting principles, can affect our reported income, earnings, and stockholders’ equity.  In addition, changes in tax accounting rules or the interpretations thereof could affect our REIT taxable income and our dividend distribution requirements.  These changes may materially adversely affect our results of operations.

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

The REIT provisions of the Code could substantially limit our ability to hedge our liabilities. Any income from a properly designated hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, or from certain other limited types of hedging transactions, generally does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because a TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectibility rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

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

In addition, we may acquire debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding instrument are “significant modifications” under the applicable Treasury regulations, the modified instrument will be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified instrument exceeds our adjusted tax basis in the unmodified instrument, even if the value of the instrument or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for federal tax purposes.

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

Dividends paid by REITs do not qualify for the reduced tax rates

The maximum regular U.S. federal income tax rate for dividends paid to domestic stockholders that are individuals, trusts and estates is currently 20%.  Dividends paid by REITs, however, are generally not eligible for the reduced rates.  Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. Revisions in U.S. federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.

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

Other Business Risks

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.         Properties.

Office Leases

We pay monthly rent pursuant to two operating leases.  Our lease for our corporate headquarters in New York, New York extends through May 31, 2020.  The lease provides for aggregate cash payments ranging over time of approximately $2.5 million per year, paid on a monthly basis, exclusive of escalation charges.  In addition, as part of this lease agreement, we have provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that we default under certain terms of the lease.  In addition, we have a lease through December 31, 2016, for our off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, lease payments totaling $30,000, annually.

Item 3.         Legal Proceedings.

There are no material legal proceedings to which we are a party or to which any of our assets are subject.

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

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol “MFA.”  On February 12, 2016, the last sales price for our common stock on the New York Stock Exchange was $6.39 per share.  The following table sets forth the high and low sales prices per share of our common stock during each calendar quarter for the years ended December 31, 2015 and 2014:

	2015		2014
Quarter Ended	High	Low	High	Low
March 31	$8.22	$7.68	$7.96	$7.03
June 30	8.04	7.39	8.50	7.65
September 30	7.80	5.78	8.47	7.77
December 31	7.17	6.17	8.45	7.78

Holders

As of February 12, 2016, we had 611 registered holders of our common stock.  Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock.  We have paid full cumulative dividends on our preferred stock on a quarterly basis through December 31, 2015.  We have historically declared cash dividends on our common stock on a quarterly basis.  During 2015 and 2014, we declared total cash dividends to holders of our common stock of $296.4 million ($0.80 per share) and $294.8 million ($0.80 per share), respectively.  In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the year ended December 31, 2015, a portion of our dividends were deemed to be capital gains. For the year ended December 31, 2014, our common stock dividends were characterized as ordinary income to stockholders.  (For additional dividend information, see Notes 13(a) and 13(b) to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

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

We declared and paid the following dividends on our common stock during the years 2015 and 2014:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share
2015	December 9, 2015	December 28, 2015	January 29, 2016	$0.20	(1)
	September 17, 2015	September 29, 2015	October 30, 2015	0.20
	June 15, 2015	June 29, 2015	July 31, 2015	0.20
	March 13, 2015	March 27, 2015	April 30, 2015	0.20

2014	December 9, 2014	December 26, 2014	January 30, 2015	$0.20
	September 17, 2014	September 29, 2014	October 31, 2014	0.20
	June 13, 2014	June 27, 2014	July 31, 2014	0.20
	March 10, 2014	March 28, 2014	April 30, 2014	0.20

(1)	At December 31, 2015, the Company had accrued dividends and dividend equivalents payable of $74.6 million related to the common stock dividend declared on December 9, 2015.

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

Purchases of Equity Securities

As previously disclosed, in August 2005, our Board authorized a stock repurchase program (or Repurchase Program), to repurchase up to 4.0 million shares of our outstanding common stock under the Repurchase Program.  The Board reaffirmed such authorization in May 2010.  In December 2013, our Board increased the number of shares authorized for repurchase to an aggregate of 10.0 million shares (under which approximately 6.6 million shares remain available for repurchase). Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as we deem appropriate (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (or 1934 Act)), using available cash resources.  Shares of common stock repurchased by us under the Repurchase Program are cancelled and, until reissued by us, are deemed to be authorized but unissued shares of our common stock.  The Repurchase Program may be suspended or discontinued by us at any time and without prior notice.

We did not repurchase any shares of our common stock under the Repurchase Program during the years ended December 31, 2015 and 2014.

We engaged in no share repurchase activity during the fourth quarter of 2015 pursuant to the Repurchase program.  We did, however, withhold restricted shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.  The following table presents information with respect to (i) such withheld restricted shares, and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
October 1-31, 2015:
Repurchase Program (2)	—	$—	—	6,616,355
Employee Transactions (3)	—	—	N/A	N/A
November 1-30, 2015:
Repurchase Program (2)	—	—	—	6,616,355
Employee Transactions (3)	—	—	N/A	N/A
December 1-31, 2015:
Repurchase Program (2)	—	—	—	6,616,355
Employee Transactions (3)	266,849	6.77	N/A	N/A
Total Repurchase Program (2)	—	$—	—	6,616,355
Total Employee Transactions (3)	266,849	$6.77	N/A	N/A

(1)	Includes brokerage commissions.

(2)	As of December 31, 2015, we had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.

(3)	Our Equity Plan provides that the value of the shares delivered or withheld be based on the price of our common stock on the date the relevant transaction occurs.

Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 on a monthly basis and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase.  Computershare Shareowner Services LLC is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and who want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and who want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent. During the years ended 2015 and 2014, we issued 162,373 and 4,526,855 shares of common stock through the DRSPP generating net proceeds of approximately $1.2 million and $35.6 million, respectively.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2015, we adopted the Equity Plan, as approved by our stockholders.  The Equity Plan amended and restated our 2010 Equity Compensation Plan. (For a description of the Equity Plan, see Note 15(a) to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.)

The following table presents certain information with respect to our equity compensation plans as of December 31, 2015:

Award (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Restricted Stock Units (or RSUs)	1,875,730
Total	1,875,730		(2)	9,366,840	(3)

(1)  All equity based compensation is granted pursuant to plans that have been approved by our stockholders.
(2)  A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price.  At December 31, 2015, 729,523 RSUs were vested, 584,907 RSUs were subject to time based vesting and 561,300 RSUs will vest subject to achieving a market condition.
(3) Number of securities remaining available for future issuance under equity compensation plans excludes RSUs presented in the table and 110,920 shares of restricted stock, which were issued and outstanding at December 31, 2015.

Item 6.  Selected Financial Data.

Our selected financial data set forth below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes, included under Item 8 of this Annual Report on Form 10-K.

	At or/For the Year Ended December 31,
(Dollars in Thousands, Except per Share Amounts)	2015	2014	2013	2012	2011

Operating Data:
Interest Income	$492,143	$463,817	$482,940	$499,157	$496,747
Interest expense	(176,948)	(159,808)	(164,013)	(171,670)	(149,411)
Net impairment losses recognized in earnings (1)	(705)	—	—	(1,200)	(10,570)
Gain on sales of MBS and U.S. Treasury securities, net (2)	34,900	37,497	25,825	9,001	6,730
Unrealized net gains and net interest income from Linked Transactions	—	17,092	3,225	12,610	3,015
Net gain on residential whole loans held at fair value	17,722	116	—	—	—
Other (loss)/income, net	(1,457)	80	(7,298)	10	1,082
Operating and other expense	(52,429)	(45,290)	(37,970)	(41,069)	(31,179)
Net income	$313,226	$313,504	$302,709	$306,839	$316,414
Preferred stock dividends	15,000	15,000	13,750	8,160	8,160
Issuance costs of redeemed preferred stock (3)	—	—	3,947	—	—
Net income available to common stock and participating securities	$298,226	$298,504	$285,012	$298,679	$308,254
Earnings per share — basic and diluted	$0.80	$0.81	$0.78	$0.83	$0.90
Dividends declared per share of common stock (4)	$0.800	$0.800	$1.640	$0.880	$1.005
Dividends declared per share of preferred stock (5)	$1.875	$1.875	$2.136	$2.125	$2.125

Balance Sheet Data:
MBS and CRT securities	$11,356,643	$10,762,622	$11,371,358	$12,607,625	$10,912,977
Residential whole loans, at carrying value	271,845	207,923	—	—	—
Residential whole loans, at fair value	623,276	143,472	—	—	—
Cash and cash equivalents	165,007	182,437	565,370	401,293	394,022
Linked Transactions	—	398,336	28,181	12,704	55,801
Total assets	13,167,323	12,354,744	12,471,908	13,517,550	11,750,634
Repurchase agreements and other advances	9,388,902	8,267,388	8,339,297	8,752,472	7,813,159
Securitized debt	22,057	110,574	366,205	646,816	875,520
Swaps (in a liability position)	70,526	62,198	28,217	63,034	114,220
Total liabilities	10,200,062	9,151,472	9,329,657	10,206,544	9,252,874
Preferred stock, liquidation preference	200,000	200,000	200,000	96,000	96,000
Total stockholders’ equity	2,967,261	3,203,272	3,142,251	3,311,006	2,497,760

Other Data:
Average total assets	$13,672,737	$12,547,418	$13,192,285	$12,942,171	$11,185,224
Average total stockholders’ equity	$3,129,461	$3,230,932	$3,262,458	$2,945,687	$2,701,204
Return on average total assets (6)	2.18%	2.38%	2.16%	2.31%	2.76%
Return on average total stockholders’ equity (7)	10.01%	9.70%	9.28%	10.42%	11.71%
Total average stockholders’ equity to total average assets (8)	22.89%	25.75%	24.73%	22.76%	24.18%
Dividend payout ratio (9)	1.00	0.99	1.10	1.06	1.09
Book value per share of common stock (10)	$7.47	$8.12	$8.06	$8.99	$6.74

(1)	Reflects OTTI recognized through earnings related to Non-Agency MBS.

(2)
2015:  We sold Non-Agency MBS for $70.7 million, realizing gross gains of $34.9 million. 2014:  We sold Non-Agency MBS for $123.9 million, realizing gross gains of $37.5 million.  2013: We sold Non-Agency MBS for $152.6 million, realizing gross gains of $25.8 million and sold U.S. Treasury securities for $422.2 million, realizing net losses of approximately $24,000. 2012:  We sold Agency MBS for $168.9 million, realizing gross gains of $9.0 million.  2011:  We sold Agency MBS for $150.6 million, realizing gross gains of $6.7 million.

(3)
Issuance costs of redeemed preferred stock represent the original offering costs related to the 8.50% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), which was redeemed on May 16, 2013.

(4)	2013: Includes special cash dividends paid totaling $0.78 per share. 2011: Includes a special cash dividend of $0.02 per share.

(5)	2013: Reflects dividends declared per share on Series A Preferred Stock and 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) of $0.80 and $1.33, respectively.

(6)	Reflects net income available to common stock and participating securities divided by average total assets.

(7)	Reflects net income divided by average total stockholders’ equity.
(8) Reflects total average stockholders’ equity divided by total average assets.
(9)  Reflects dividends declared per share of common stock (excluding special dividends) divided by earnings per share.
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

GENERAL

We are a REIT primarily engaged in the business of investing, on a leveraged basis, in residential mortgage assets, including Agency MBS, Non-Agency MBS, residential whole loans and CRT securities.  Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

At December 31, 2015, we had total assets of approximately $13.167 billion, of which $11.173 billion, or 84.9%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $4.752 billion of Agency MBS and $6.421 billion of Non-Agency MBS which includes $3.795 billion of Legacy Non-Agency MBS and $2.626 billion of RPL/NPL MBS. In addition, at December 31, 2015, we had approximately $895.1 million in residential whole loans acquired through our consolidated trusts, which represented approximately 6.8% of our total assets. Our remaining investment-related assets were primarily comprised of collateral obtained in connection with reverse repurchase agreements, cash and cash equivalents (including restricted cash), CRT securities, MBS-related receivables, derivative instruments, and REO.

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

We are exposed to credit risk in our Non-Agency MBS and residential whole loans, generally meaning that we are subject to credit losses in these portfolios that correspond to the risk of delinquency, default and foreclosure on the underlying real estate collateral.  (See Part I, Item 1A., “Risk Factors - Credit Risks”, of this Annual Report on Form 10-K), We believe the discounted purchase prices paid on certain of these investments mitigates our risk of loss in the event that, as we expect on most such investments, we receive less than 100% of the par value of these securities or loans. Our investment process for credit sensitive assets involves analysis focused primarily on quantifying and pricing credit risk.

The table below presents the composition of our MBS portfolios with respect to repricing characteristics as of December 31, 2015:

	December 31, 2015
Underlying Mortgages	Agency MBS Fair Value (1)	Non-Agency MBS Fair Value (2)	Total MBS (1)(2)	Percent of Total
(In Thousands)
Hybrids in contractual fixed-rate period	$1,411,282	$416,390	$1,827,672	21.4%
Hybrids in adjustable period	1,489,452	2,104,432	3,593,884	42.1
15-year fixed rate	1,780,746	7,728	1,788,474	20.9
Greater than 15-year fixed rate	—	1,206,565	1,206,565	14.1
Floaters	69,733	59,836	129,569	1.5
Total	$4,751,213	$3,794,951	$8,546,164	100.0%

(1)  Does not include principal payments receivable in the amount of $1.0 million.
(2) Does not reflect $2.626 billion of RPL/NPL MBS, which are re-performing deals with both fixed rate and hybrid re-performing loans. These deal structures contain a coupon step-up of 300 basis points at 36 months or sooner from issuance.

As of December 31, 2015, approximately $7.449 billion, or 66.7%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $3.723 billion, or 33.3%, was in its contractual adjustable-rate period, or were floating rate MBS with interest rates that reset monthly.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Legacy Non-Agency MBS may differ significantly.  For the year ended December 31, 2015, our Agency MBS portfolio experienced a weighted average CPR of 13.2%, and our Legacy Non-Agency MBS portfolio experienced a CPR of 14.1%. For the year ended December 31, 2014, our Agency MBS portfolio experienced a weighted average CPR of 13.0%, and our Legacy Non-Agency MBS portfolio (including Legacy Non-Agency MBS underlying our Linked Transactions) experienced a CPR of 12.3%. Over the last consecutive eight quarters, ending with December 31, 2015, the monthly fair value weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 16.7% experienced during the month ended July 31, 2015 to a low of 10.4%, experienced during each of the months ended March 31, 2015 and March 31, 2014, with an average CPR over such quarters of 13.1%.

Our method of accounting for Non-Agency MBS purchased at significant discounts to par value, requires us to make assumptions with respect to each security.  These assumptions include, but are not limited to, future interest rates, voluntary prepayment rates, default rates, mortgage modifications and loss severities.  As part of our Non-Agency MBS surveillance process, we track and compare each security’s actual performance over time to the performance expected at the time of purchase or, if we have modified our original purchase assumptions, to our revised performance expectations.  To the extent that actual performance or our expectation of future performance of our Non-Agency MBS deviates materially from our expected performance parameters, we may revise our performance expectations, such that the amount of purchase discount designated as credit discount may be increased or decreased over time.  Nevertheless, credit losses greater than those anticipated or in excess of the recorded purchase discount could occur, which could materially adversely impact our operating results.

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At December 31, 2015, we had net unrealized gains of $28.8 million on our Agency MBS, comprised of gross unrealized gains of $69.2 million and gross unrealized losses of $40.4 million, and net unrealized gains on our Non-Agency MBS of $559.0 million, comprised of gross unrealized gains of $587.3 million and gross unrealized losses of $28.4 million.  At December 31, 2015, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our Agency MBS and Non-Agency MBS.  Our MBS have longer-term contractual maturities than our borrowings under repurchase agreements. Even though the majority of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at December 31, 2015 were comprised of Swaps.

Our Swap derivative instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  Our Swaps do not extend the maturities of our repurchase agreements; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During 2015, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $710.2 million and a weighted average fixed-pay rate of 1.96% amortize and/or expire.  At December 31, 2015, we had Swaps designated in hedging relationships with an aggregate notional amount of $3.050 billion with a weighted average fixed-pay rate of 1.82% and a weighted average variable interest rate received of 0.34%.

Recent Market Conditions and Our Strategy

During 2015, we continued to invest in residential mortgage assets, including both MBS and, through consolidated trusts, residential whole loans.  At December 31, 2015, our MBS portfolio was approximately $11.173 billion compared to $12.573 billion (including $1.913 billion MBS reported as components of Linked Transactions) at December 31, 2014.

At December 31, 2015, $6.421 billion, or 57.5% of our MBS portfolios was invested in Non-Agency MBS. During the year ended December 31, 2015, the fair value of our Non-Agency MBS holdings increased by $1.665 billion. The primary components of the change during the year in these Non-Agency MBS include the reclassification of $1.913 billion of Non-Agency MBS that were previously reported as a component of Linked Transactions and $1.734 billion of purchases (at a weighted average purchase price of 99.9%). Partially offsetting these increases were $1.845 billion of principal repayments and other principal reductions, a decrease reflecting Non-Agency MBS price changes of $66.3 million and the sale of Non-Agency MBS with a fair value of $70.8 million.

At December 31, 2015, $4.752 billion, or 42.5% of our MBS portfolio was invested in Agency MBS.  During the year ended 2015, the fair value of our Agency MBS decreased by $1.152 billion. This was due to $1.059 billion of principal repayments,$41.2 million of premium amortization and a $51.3 million decrease in net unrealized gains.

In this low interest rate environment, we continue to transition to more credit sensitive, less interest sensitive residential mortgage assets. During the year ended December 31, 2015, we purchased through consolidated trusts residential whole loans of approximately $608.3 million, with an unpaid principal balance of approximately $770.5 million. At December 31, 2015, our total recorded investment in residential whole loans was $895.1 million. Of this amount, $271.8 million is presented as residential whole loans at carrying value and $623.3 million as residential whole loans at fair value in our consolidated balance sheets. For the year ended December 31, 2015, we recognized approximately $16.0 million of income on residential whole loans held at carrying value in Interest Income on our consolidated statement of operations, representing an effective yield of 6.63% (excluding servicing costs). In addition, we recorded net gains on residential whole loans held at fair value of $17.7 million in Other Income, net in our consolidated statement of operations for the year ended December 31, 2015.

We currently expect to continue to seek more credit sensitive, less interest rate sensitive residential mortgage assets during 2016, particularly residential whole loans and Non-Agency MBS (including RPL/NPL MBS). In order to achieve our current investment strategy, we may continue to permit more interest rate sensitive Agency MBS to pay down.

In addition to our investments in Agency MBS, Non-Agency MBS and residential whole loans, we invest in CRT securities, which are debt obligations issued by Fannie Mae and Freddie Mac. At December 31, 2015, our investments in these securities totaled $183.6 million.

New accounting guidance that was effective at the beginning of the year prospectively eliminated the use of Linked Transaction accounting. Accordingly, on adoption of the new standard on January 1, 2015, we reclassified $1.913 billion of Non-Agency MBS and $4.6 million of CRT securities that were previously reported as a component of Linked Transactions to Non-Agency MBS and CRT securities respectively on the consolidated balance sheets. In addition, liabilities of $1.520 billion that were previously presented as a component of Linked Transactions were reclassified to Repurchase agreements on the consolidated balance sheets. Furthermore, an amount of $4.5 million representing net unrealized gains on securities previously reported as a component of Linked Transactions as of December 31, 2014 was reclassified from Accumulated deficit to AOCI (See Notes 2(t) and 6 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K).

Our book value per common share was $7.47 as of December 31, 2015. Book value per common share decreased from $8.12 as of December 31, 2014 due primarily to the impact of realized gains on sales and discount accretion income on Legacy Non-Agency MBS that was recognized and paid as dividends during the year, the change in the value of our Swaps, and lower unrealized gains on our Agency MBS and Legacy Non-Agency MBS, resulting from lower asset values.

At the end of 2015, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of 2014, due to prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 18 basis points to 2.78% for 2015 from 2.96% for 2014.  The net Agency MBS yield decreased to 2.00% for 2015, from 2.23% for 2014.  The net yield for our Legacy Non-Agency MBS portfolio was 7.62% for 2015 compared to 7.74% for 2014.  The decrease in the net yield on our Legacy Non-Agency MBS portfolio is primarily due to prepayments on higher yielding assets in the portfolio, partially offset by increases in accretable discount due to the impact of credit reserve releases, in the current and prior year, that have occurred as a result of the improved credit performance of loans underlying the Legacy Non-Agency MBS portfolio. The net yield for our RPL/NPL MBS portfolio was 3.68% for the year ended December 31, 2015 compared to 3.69% for the year ended December 31, 2014.  In the comparable prior period, the majority of our RPL/NPL MBS were reported as Linked Transactions.

We believe that our $787.5 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows for our existing Legacy Non-Agency MBS portfolio.  Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency MBS portfolio. Home price appreciation during the past few years has generally been driven by a combination of limited housing supply, low mortgage rates, capital flows into own-to-rent foreclosure purchases and demographic-driven U.S. household formation. We estimate that the average LTV of mortgage loans underlying our Legacy Non-Agency MBS has declined from approximately 105% as of January 2012 to approximately 71% as of December 31, 2015.   In addition, we estimate that the percentage of non-delinquent loans underlying our Legacy Non-Agency MBS that are underwater (with LTVs greater than 100%), has declined from approximately 52% as of January 2012 to 7% at December 31, 2015. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Further, during 2014 and 2015, we have also observed faster voluntary prepayment (i.e. prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio. As a result, during the year ended 2015, $41.1 million was transferred from Credit Reserve to accretable discount. This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Legacy Non-Agency MBS. The remaining average contractual life of such assets is approximately 20 years, but based on scheduled loan amortization and prepayments (both voluntary and involuntary), loan balances will decline substantially over time. Consequently, we believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

At December 31, 2015, we have access to various sources of liquidity which we estimate to be in excess of $571.0 million. This amount includes (i) $165.0 million of cash and cash equivalents; (ii) $241.7 million in estimated financing available from unpledged Agency MBS and from other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $164.3 million in estimated financing available from unpledged Non-Agency MBS. Consequently, we believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.  In 2016, we intend to continue to selectively acquire MBS and residential whole loans. In addition, while the majority of our Legacy Non-Agency MBS will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 75% of face value at December 31, 2015.

Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  In July 2015, our wholly-owned subsidiary, MFA Insurance, became a member of the FHLB of Des Moines, further diversifying our potential sources of funding for residential mortgage investments. However, in January, 2016, the FHFA released its final rule amending its regulation on FHLB membership, which, amongst other things, provided termination rules for current captive insurance members. As a result of such regulation, MFA Insurance will not be permitted new advances or renewal of existing advances and will be required to terminate its FHLB membership within one year of the rule’s effective date of February 19, 2016. At December 31, 2015, our debt consisted of borrowings under repurchase agreements with 27 counterparties, FHLB advances, securitized debt, Senior Notes outstanding and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 3.4 times.  (See table on page 55 under Results of Operations that presents our quarterly leverage multiples since March 31, 2014.)

Information About Our Assets

The tables below present certain information about our asset allocation at December 31, 2015.

ASSET ALLOCATION

	Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (1)		MBS Portfolio	Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		Other, net (3)		Total
(Dollars in Thousands)
Fair Value/Carrying Value	$4,752,244		$3,794,951		$2,625,866		$11,173,061	$271,845		$623,276		$479,437		$12,547,619
Less Repurchase Agreements	(2,727,542)		(2,464,982)		(2,080,163)		(7,272,687)	(67,989)		(419,761)		(128,465)		(7,888,902)
Less FHLB advances	(1,500,000)		—		—		(1,500,000)	—		—		—		(1,500,000)
Less Securitized Debt	—		(22,057)		—		(22,057)	—		—		—		(22,057)
Less Senior Notes	—		—		—		—	—		—		(100,000)		(100,000)
Equity Allocated	$524,702		$1,307,912		$545,703		$2,378,317	$203,856		$203,515		$250,972		$3,036,660
Less Swaps at Market Value	—		—		—		—	—		—		(69,399)		(69,399)
Net Equity Allocated	$524,702		$1,307,912		$545,703		$2,378,317	$203,856		$203,515		$181,573		$2,967,261
Debt/Net Equity Ratio (4)	8.06	x	1.90	x	3.81	x		0.33	x	2.06	x		3.38	x

(1)
Represents private-label MBS issued in 2013, 2014 and 2015 in which the underlying collateral consists of re-performing/non-performing loans that were originated in prior years. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
The carrying value of such loans reflects the purchase price, accretion of income, cash received and provision for loan losses since acquisition. At December 31, 2015, the fair value of such loans is estimated to be $289.7 million.

(3)
Includes cash and cash equivalents and restricted cash, securities obtained and pledged as collateral, CRT securities, interest receivable, goodwill, prepaid and other assets, obligation to return securities obtained as collateral of $507.4 million, interest payable, dividends payable and accrued expenses and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements, FHLB advances and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes the obligation to return securities obtained as collateral of $507.4 million, and Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of December 31, 2015 and 2014:

December 31, 2015

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,430,258	104.3%	103.1%	$1,475,086	44	2.99%	8.4%
HARP (4)	146,821	104.7	103.1	151,387	43	2.98	7.9
Other (Post June 2009) (5)	144,596	103.9	106.1	153,477	63	4.14	16.1
Other (Pre June 2009) (6)	745	104.9	106.8	796	79	4.50	28.9
Total 15-Year Fixed Rate	$1,722,420	104.3%	103.4%	$1,780,746	45	3.09%	9.1%

Hybrid:
Other (Post June 2009) (5)	$1,811,007	104.4%	104.8%	$1,897,030	56	2.89%	15.6%
Other (Pre June 2009) (6)	899,185	101.7	105.7	950,666	109	2.60	9.3
Total Hybrid	$2,710,192	103.5%	105.1%	$2,847,696	73	2.80%	13.5%
CMO/Other	$117,791	102.5%	104.2%	$122,771	175	2.52%	12.2%
Total Portfolio	$4,550,403	103.8%	104.4%	$4,751,213	65	2.90%	11.8%

December 31, 2014

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,705,386	104.3%	104.0%	$1,773,255	32	3.01%	7.7%
HARP (4)	177,193	104.7	104.0	184,192	31	2.99	6.5
Other (Post June 2009) (5)	192,325	103.9	107.2	206,132	51	4.15	13.0
Other (Pre June 2009) (6)	1,069	104.9	107.7	1,151	67	4.50	0.8
Total 15-Year Fixed Rate	$2,075,973	104.3%	104.3%	$2,164,730	34	3.12%	8.1%

Hybrid:
Other (Post June 2009) (5)	$2,343,186	104.4%	105.4%	$2,469,714	44	3.15%	17.9%
Other (Pre June 2009) (6)	1,049,495	101.7	106.8	1,120,830	97	2.82	8.8
Total Hybrid	$3,392,681	103.6%	105.8%	$3,590,544	60	3.04%	15.1%
CMO/Other	$141,639	102.5%	104.8%	$148,391	163	2.41%	8.9%
Total Portfolio	$5,610,293	103.8%	105.2%	$5,903,665	53	3.06%	12.3%

(1)  Does not include principal payments receivable of $1.0 million and $542,000 at December 31, 2015 and 2014, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2015 and 2014, respectively.
(3)  Low loan balance represents MBS collateralized by mortgages with original loan balance of less than or equal to $175,000.
(4)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.
(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.
(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of December 31, 2015 and 2014:

 December 31, 2015

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$834,689	104.0%	101.5%	$846,925	36	3.04%	100%	6.9%
3.0%	355,439	105.9	103.4	367,471	42	3.49	100	8.0
3.5%	9,238	103.5	104.9	9,691	62	4.18	100	12.6
4.0%	448,064	103.5	106.4	476,793	61	4.40	79	13.1
4.5%	74,990	105.2	106.5	79,866	65	4.88	33	13.3
Total 15-Year Fixed Rate	$1,722,420	104.3%	103.4%	$1,780,746	45	3.57%	92%	9.1%

December 31, 2014

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$969,213	104.0%	102.2%	$990,328	24	3.04%	100%	6.1%
3.0%	420,623	105.9	104.2	438,377	30	3.49	100	4.4
3.5%	11,990	103.5	106.0	12,706	50	4.17	100	11.7
4.0%	575,040	103.5	107.2	616,662	49	4.40	79	12.4
4.5%	99,107	105.2	107.6	106,657	53	4.88	32	16.9
Total 15-Year Fixed Rate	$2,075,973	104.3%	104.3%	$2,164,730	34	3.60%	91%	8.1%

(1)  Does not include principal payments receivable of $1.0 million and $542,000 at December 31, 2015 and 2014, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2015 and 2014, respectively.
(3)  Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of December 31, 2015 and 2014:

December 31, 2015

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$723,853	104.2%	105.7%	$765,426	2.62%	64	7	23%	15.6%
Agency 7/1	838,505	104.5	104.2	873,765	3.04	51	32	22	16.7
Agency 10/1	248,649	104.7	103.7	257,839	3.18	47	72	61	11.5
Total Hybrids Post June 2009	$1,811,007	104.4%	104.8%	$1,897,030	2.89%	56	27	28%	15.6%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$853,168	101.7%	105.7%	$901,870	2.43%	109	6	59%	8.9%
Coupon >= 4.5% (6)	46,017	101.5	106.0	48,796	5.73	102	18	73	17.4
Total Hybrids Pre June 2009	$899,185	101.7%	105.7%	$950,666	2.60%	109	6	60%	9.3%
Total Hybrids	$2,710,192	103.5%	105.1%	$2,847,696	2.80%	73	20	39%	13.5%

December 31, 2014

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$953,410	104.2%	106.4%	$1,014,865	3.21%	51	11	22%	22.9%
Agency 7/1	1,091,645	104.5	104.7	1,143,315	3.07	40	43	20	14.8
Agency 10/1	298,131	104.7	104.5	311,534	3.22	36	83	59	12.7
Total Hybrids Post June 2009	$2,343,186	104.4%	105.4%	$2,469,714	3.15%	44	35	26%	17.9%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$864,414	101.8%	106.7%	$922,639	2.29%	99	6	57%	7.2%
Coupon >= 4.5% (6)	185,081	101.2	107.1	198,191	5.26	84	13	80	15.6
Total Hybrids Pre June 2009	$1,049,495	101.7%	106.8%	$1,120,830	2.82%	97	7	61%	8.8%
Total Hybrids	$3,392,681	103.6%	105.8%	$3,590,544	3.04%	60	26	37%	15.1%

(1)  Does not include principal payments receivable of $1.0 million and $542,000 at December 31, 2015 and 2014, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2015 and 2014, respectively.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest only period.  Percentage is based on MBS current face at December 31, 2015 and 2014, respectively.
(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.
(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at December 31, 2015 and December 31, 2014. As previously discussed, new accounting guidance that was effective on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and as a result we did not have any Linked Transactions effective January 1, 2015. Accordingly, on adoption of the new standard on January 1, 2015, we reclassified $1.913 billion of Non-Agency MBS and $4.6 million of CRT securities that had previously been reported as a component of Linked Transactions to Non-Agency MBS and CRT securities, respectively on our consolidated balance sheets. Non-Agency MBS at December 31, 2014 is presented: (i) excluding Linked Transactions and reported in accordance with GAAP; (ii) underlying our Linked Transactions and reflected consistent with GAAP reporting requirements (effective on such date); and (iii) on a combined basis (Non-GAAP).

	December 31,
(In Thousands)	2015		2014
(i) Non-Agency MBS (GAAP)
Face/Par	$6,961,493		$5,319,901
Fair Value	6,420,817		4,755,432
Amortized Cost	5,861,843		4,020,241
Purchase Discount Designated as Credit Reserve and OTTI	(787,541)	(1)	(900,557)	(2)
Purchase Discount Designated as Accretable	(312,182)		(399,564)
Purchase Premiums	73		461

(ii) Non-Agency MBS Underlying Linked Transactions
Face/Par			$1,922,487
Fair Value			1,913,189
Amortized Cost			1,908,776
Purchase Discount Designated as Credit Reserve			(15,543)
Purchase Discount Designated as Accretable			1,832

(iii) Combined Non-Agency MBS and MBS Underlying Linked Transactions (Non-GAAP)
Face/Par			$7,242,388
Fair Value			6,668,621
Amortized Cost			5,929,017
Purchase Discount Designated as Credit Reserve and OTTI			(916,100)	(3)
Purchase Discount Designated as Accretable			(397,732)
Purchase Premiums			461
(1)  Includes discount designated as Credit Reserve of $766.0 million and OTTI of $21.5 million.
(2)  Includes discount designated as Credit Reserve of $877.6 million and OTTI of $23.0 million.
(3)  Includes discount designated as Credit Reserve of $893.1 million and OTTI of $23.0 million.

Purchase Discounts on Non-Agency MBS and Securities Underlying Linked Transactions

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount for the years ended December 31, 2015 and 2014. As previously discussed, new accounting guidance that was effective for us on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and as a result we did not have any Linked Transactions effective January 1, 2015. The information presented for the year ended December 31, 2014 includes securities underlying Linked Transactions and is presented on both a GAAP and Non-GAAP basis (effective on such date):

	For the Year Ended December 31,
	2015		2014
GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(900,557)	$(399,564)	$(1,043,037)	$(460,039)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	(15,543)	1,832	—	—
Accretion of discount	—	93,173	—	103,653
Realized credit losses	80,821	—	89,481	—
Purchases	(1,200)	(4,925)	(80,256)	30,003
Sales	8,525	38,420	44,692	20,360
Net impairment losses recognized in earnings	(705)	—	—	—
Unlinking of Linked Transactions	—	—	(6,414)	1,436
Transfers/release of credit reserve	41,118	(41,118)	94,977	(94,977)
Balance at end of period	$(787,541)	$(312,182)	$(900,557)	$(399,564)

Non-GAAP Adjustments	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(4,721)	$(3,212)
Accretion of discount	—	1,004
Realized credit losses	783	—
Purchases	(17,801)	4,950
Unlinking of Linked Transactions	6,414	(1,128)
Transfers/release of credit reserve	(218)	218
Balance at end of period	$(15,543)	$1,832

Non-GAAP Basis	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(1,047,758)	$(463,251)
Accretion of discount	—	104,657
Realized credit losses	90,264	—
Purchases	(98,057)	34,953
Sales	44,692	20,360
Unlinking of Linked Transactions	—	308
Transfers/release of credit reserve	94,759	(94,759)
Balance at end of period	$(916,100)	$(397,732)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents information with respect to the yield components of our Non-Agency MBS for the periods presented:

	For the Year Ended December 31,
	2015		2014		2013
	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS
Non-Agency MBS
Coupon Yield (1)	5.08%	3.61%	5.19%	3.55%	5.63%	4.56%
Effective Yield Adjustment (2)	2.54	0.07	2.55	0.14	1.62	—
Net Yield	7.62%	3.68%	7.74%	3.69%	7.25%	4.56%

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

The information presented as of December 31, 2014 in the above tables on pages 42-43, includes certain underlying Non-Agency MBS and the associated repurchase agreement borrowings that were disclosed both separately and/or on a combined basis with our Non-Agency MBS portfolio. Prior to January 1, 2015, for GAAP financial reporting purposes, we were required to account for these items as Linked Transactions.  Consequently, the presentation of this information in the above tables constitutes Non-GAAP financial measures within the meaning of Regulation G, as promulgated by the SEC.

In assessing the performance of our Non-Agency MBS portfolio prior to January 1, 2015, we did not view these transactions as linked, but rather viewed the performance of the underlying Non-Agency MBS and the related repurchase agreement borrowings as we would any other Non-Agency MBS that was not part of a linked transaction.  Accordingly, as Linked Transaction accounting was discontinued on January 1, 2015, we consider that the Non-GAAP information disclosed in the above table for prior periods provides appropriate comparability to current period disclosures for our Non-Agency MBS portfolio.

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal, and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at December 31, 2015 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	One to Five Years		Five to Ten Years		Over Ten Years		Total MBS (1)
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$653	2.60%	$189,916	3.21%	$3,638,635	2.13%	$3,829,204	$3,865,485	2.19%
Freddie Mac	—	—	130,538	2.80	754,260	2.02	884,798	877,109	2.13
Ginnie Mae	—	—	—	—	9,460	1.71	9,460	9,650	1.71
Total Agency MBS	$653	2.60%	$320,454	3.04%	$4,402,355	2.11%	$4,723,462	$4,752,244	2.18%
Non-Agency MBS	$358,034	4.08%	$4,124	8.36%	$5,499,685	6.05%	$5,861,843	$6,420,817	5.93%
Total MBS	$358,687	4.07%	$324,578	3.11%	$9,902,040	4.30%	$10,585,305	$11,173,061	4.25%

(1)  We did not have any MBS with contractual maturities of less than one year at December 31, 2015.

At December 31, 2015, our CRT securities had an amortized cost of $186.3 million, a fair value of $183.6 million, a weighted average yield of 5.09% and weighted average time to maturity of 9.0 years.

Residential Whole Loans

The following table presents the contractual maturities of the residential whole loans held by consolidated trusts at December 31, 2015 and does not reflect estimates of prepayments or scheduled amortization. For residential whole loans at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Residential Whole Loans at Carrying Value	Residential Whole Loans at Fair Value
Amount due:
Within one year	$2,319	$5,760
After one year:
Over one to five years	3,197	5,437
Over five years	266,329	612,079
Total due after one year	$269,526	$617,516
Total residential whole loans	$271,845	$623,276

The following table presents at December 31, 2015, the dollar amount of our residential whole loans at fair value, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Residential Whole Loans at Fair Value (1)
Interest rates:
Fixed	$342,702
Adjustable	274,814
Total	$617,516

(1) Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of December 31, 2015.

Information is not presented for residential whole loans at carrying value as income is recognized based on pools of assets with similar risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than on the contractual coupons of the underlying loans.

The following table presents additional information regarding our residential whole loans at fair value at December 31, 2015 and 2014:

	Residential Whole Loans at Fair Value
(Dollars in Thousands)	December 31, 2015	December 31, 2014
Loans 90 days or more past due:
Number of Loans	2,426	779
Aggregate Amount Outstanding	$493,640	$128,591

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

Exposure to Financial Counterparties

We finance a significant portion of our MBS and CRT securities with repurchase agreements and other advances.  In connection with these financing arrangements, we pledge our securities as collateral to secure the borrowing.  The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 1%-6% of the amount borrowed (U.S. Treasury and Agency MBS collateral) to up to 64% (Non-Agency MBS collateral).  Consequently, while repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheets, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets.  The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

The table below summarizes our exposure to our counterparties at December 31, 2015, by country of domicile:

Country	Number of Counterparties	Repurchase Agreement Financing and Other Advances		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland	2	$2,141,858		$—	$638,992	4.85%
United Kingdom	2	307,622		—	109,518	0.83
France	2	259,761		—	42,832	0.33
Holland	1	245,494		396	12,934	0.10
Germany	1	—		357	130	—
Total	8	2,954,735		753	804,406	6.11%
Other Countries:
United States (3)	13	$5,141,035		$(70,152)	$1,032,057	7.62%
Canada (4)	4	997,405		—	359,307	2.73
Japan	3	459,332		—	26,371	0.20
China	1	336,395		—	7,108	0.05
Total	21	6,934,167		(70,152)	1,424,843	10.60%
Total Counterparty Exposure	29	$9,888,902	(5)	$(69,399)	$2,229,249	16.71%

(1)
Represents for each counterparty the amount of cash and/or securities pledged as collateral less the aggregate of repurchase agreement financing and other advances, Swaps at fair value, and net interest receivable/payable on all such instruments.

(2)	Includes European-based counterparties as well as U.S.-domiciled subsidiaries of the European parent entity.

(3)	Includes one counterparty that is a central clearing house for our Swaps.

(4)	Includes exposure to foreign based affiliates of the Canadian parent entity.

(5)	Includes $500.0 million of repurchase agreements entered into in connection with contemporaneous repurchase and reverse repurchase agreements with a single counterparty

At December 31, 2015, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Current period estimated taxable and items expected to impact future taxable income

We estimate that for 2015, our taxable income was approximately $307.5 million. Based on dividends paid or declared during 2015, we have undistributed taxable income of approximately $7.6 million, or $0.02 per share. We have until the filing of our 2015 tax return (due not later than September 15, 2016) to declare the distribution of any 2015 REIT taxable income not previously distributed.

Certain events that are expected to occur over the next few quarters are anticipated to impact the amount of taxable income generated, including (i) the unwind of a resecuritization transaction, which is currently expected to generate taxable income of approximately $0.19 per share, and (ii) the receipt of our share of settlement proceeds in connection with the $8.5 billion settlement of the Bank of America/Countrywide MBS litigation, which is expected to generate taxable income of approximately $0.05 per share.

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

Regulatory Developments

The U.S. Congress, Board of Governors of the Federal Reserve System, U.S. Treasury, FDIC, SEC and other governmental and regulatory bodies have taken and continue to consider additional actions in response to the 2007-2008 financial crisis.  In particular, the Dodd-Frank Act created a new regulator, an independent bureau housed within the Federal Reserve System, and known as the Consumer Financial Protection Bureau (or the CFPB). The CFPB has broad authority over a wide range of consumer financial products and services, including mortgage lending.  One portion of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or Mortgage Reform Act), contains new underwriting and servicing standards for the mortgage industry, as well as restrictions on compensation for mortgage originators.  In addition, the Mortgage Reform Act grants broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the

CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating Rating Agencies.

The Dodd-Frank Act requires that numerous regulations, many of which (including those mentioned above regarding underwriting and mortgage originator compensation) have only recently been implemented and operationalized.  As a result, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws that may be adopted in the future, will affect our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, the securitization industry, Swaps and other derivatives.  However, at a minimum, we believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

In addition to the regulatory actions being implemented under the Dodd-Frank Act, on August 31, 2011, the SEC issued a concept release under which it is reviewing interpretive issues related to Section 3(c)(5)(C) of the Investment Company Act.  Section 3(c)(5)(C) excludes from the definition of “investment company” entities that are primarily engaged in, among other things, “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Many companies that engage in the business of acquiring mortgages and mortgage-related instruments seek to rely on existing interpretations of the SEC Staff with respect to Section 3(c)(5)(C) so as not to be deemed an investment company for the purpose of regulation under the Investment Company Act. In connection with the concept release, the SEC requested comments on, among other things, whether it should reconsider its existing interpretation of Section 3(c)(5)(C). To date the SEC has not taken or otherwise announced any further action in connection with the concept release. (For additional discussion of the SEC’s concept release and its potential impact on us, please see Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.)

Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’s guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform.  While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations.  As the FHFA and both houses of Congress continue to consider various measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2016.

Results of Operations

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

General

For 2015, our net income available to our common stock and participating securities was $298.2 million, or $0.80 per basic and diluted common share, relatively unchanged compared to net income available to common stock and participating securities for 2014 of $298.5 million, or $0.81 per basic and diluted common share.

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

For 2015, our net interest spread and margin were 2.33% and 2.65%, respectively, compared to a net interest spread and margin of 2.40% and 2.78%, respectively, for 2014. Our net interest income increased by $11.2 million, or 3.7%, to $315.2 million from $304.0 million for 2014. For 2015, net interest income on RPL/NPL MBS and CRT securities increased by approximately

$60.3 million. Prior to January 1, 2015, the majority of these assets and associated repurchase agreement financings were reported as components of Linked Transactions with net income reported in Other Income, net in our consolidated statement of operations. This increase was partially offset by the $58.9 million decline in net interest income from Agency and Legacy Non-Agency MBS compared to 2014, primarily due to lower average balances of these MBS and associated Agency repurchase financings. In addition, net interest income for 2015 compared to 2014 was approximately $6.2 million higher due to higher investments in residential whole loans at carrying value and lower outstanding balances of securitized debt.

The net interest spread on our Agency MBS portfolio declined to 0.88% for 2015 compared to 1.08% for 2014. The net interest spread on our Legacy Non-Agency MBS portfolio increased to 4.80% for 2015 compared to 4.73% for 2014. The net interest spread on our RPL/NPL MBS portfolio was 2.01% for 2015 compared to 2.10% for 2014. In the comparable prior period, the majority of our RPL/NPL MBS were reported as Linked Transactions with net interest income reported in Other Income, net.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2015, 2014 and 2013.  Average yields are derived by dividing interest income by the average amortized cost of the related assets, and average costs are derived by dividing interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	For the Year Ended December 31,
	2015				2014				2013
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$5,282,198		$105,835	2.00%	$6,388,112		$142,543	2.23%	$6,841,082		$156,046	2.28%
Legacy Non-Agency MBS (1)	3,600,339		274,352	7.62	4,072,237		314,998	7.74	4,507,039		326,749	7.25
RPL/NPL MBS (1)	2,423,808		89,218	3.68	36,065		1,332	3.69	461		21	4.56
Total MBS	11,306,345		469,405	4.15	10,496,414		458,873	4.37	11,348,582		482,816	4.25
CRT securities (1)	133,458		6,572	4.92	16,972		772	4.55	—		—	—
Residential whole loans, at carrying value (2)	241,801		16,036	6.63	58,762		4,083	6.95	—		—	—
Cash and cash equivalents (3)	212,917		130	0.06	358,576		89	0.02	475,287		124	0.03
Total interest-earning assets	11,894,521		492,143	4.14	10,930,724		463,817	4.24	11,823,869		482,940	4.08
Total non-interest-earning assets (2)	1,778,216				1,616,694				1,368,416
Total assets	$13,672,737				$12,547,418				$13,192,285

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements (4)	$4,465,949		$51,891	1.16	$5,662,872		$65,128	1.15	$6,116,468		$72,856	1.19
Legacy Non-Agency repurchase agreements (4)	2,629,059		74,062	2.82	2,625,403		79,302	3.01	2,596,663		71,029	2.74
RPL/NPL repurchase agreements	1,928,392		32,246	1.67	17,200		273	1.59	—		—	—
CRT securities repurchase agreements	92,860		1,614	1.74	11,323		189	1.67	—		—	—
Residential whole loan repurchase agreements	222,336		6,108	2.75	16,060		352	2.19	—		—	—
FHLB advances	257,811		997	0.39	—		—	—	—		—	—
Total repurchase agreements and other advances	9,596,407		166,918	1.74	8,332,858		145,244	1.74	8,713,131		143,885	1.65
Securitized debt	65,681		1,996	3.04	231,828		6,533	2.82	487,476		12,100	2.48
Senior Notes	100,000		8,034	8.03	100,000		8,031	8.03	100,000		8,028	8.03
Total interest-bearing liabilities	9,762,088		176,948	1.81	8,664,686		159,808	1.84	9,300,607		164,013	1.76
Total non-interest-bearing liabilities	781,188				651,800				629,220
Total liabilities	10,543,276				9,316,486				9,929,827
Stockholders’ equity	3,129,461				3,230,932				3,262,458
Total liabilities and stockholders’ equity	$13,672,737				$12,547,418				$13,192,285

Net interest income/net interest rate spread (5)			$315,195	2.33%			$304,009	2.40%			$318,927	2.32%
Net interest-earning assets/net interest margin (6)	$2,132,433			2.65%	$2,266,038			2.78%	$2,523,262			2.70%
Ratio of interest-earning assets to interest-bearing liabilities	1.22	x			1.26	x			1.27	x

(1)
Yields presented throughout this Annual Report on Form 10-K are calculated using average amortized cost data for securities which excludes unrealized gains and losses and includes principal payments receivable on securities.  For GAAP reporting purposes, purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.   Includes Non-Agency MBS transferred to consolidated VIEs.

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

	Year Ended December 31, 2015			Year Ended December 31, 2014
	Compared to			Compared to
	Year Ended December 31, 2014			Year Ended December 31, 2013
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Agency MBS	$(23,092)	$(13,616)	$(36,708)	$(10,163)	$(3,340)	$(13,503)
Legacy Non-Agency MBS	(36,021)	(4,625)	(40,646)	(32,895)	21,123	(11,772)
RPL/NPL MBS (1)	87,884	2	87,886	1,337	(5)	1,332
CRT securities	5,731	69	5,800	772	—	772
Residential whole loans at carrying value (1)	11,872	81	11,953	4,083	—	4,083
Cash and cash equivalents	(5)	46	41	(29)	(6)	(35)
Total net change in income from interest-earning assets	$46,369	$(18,043)	$28,326	$(36,895)	$17,772	$(19,123)

Interest-bearing liabilities:
Agency repurchase agreements	$(13,900)	$663	$(13,237)	$(5,275)	$(2,453)	$(7,728)
Legacy Non-Agency repurchase agreements	110	(5,350)	(5,240)	832	7,441	8,273
RPL/NPL repurchase agreements	31,957	16	31,973	273	—	273
CRT securities repurchase agreements	1,417	8	1,425	189	—	189
Residential whole loan repurchase agreements	5,645	111	5,756	352	—	352
FHLB advances	997	—	997	—	—	—
Securitized debt	(5,013)	476	(4,537)	(7,041)	1,474	(5,567)
Senior Notes	—	3	3	—	3	3
Total net change in expense of interest-bearing liabilities	$21,213	$(4,073)	$17,140	$(10,670)	$6,465	$(4,205)
Net change in net interest income	$25,156	$(13,970)	$11,186	$(26,225)	$11,307	$(14,918)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)

December 31, 2015	2.22%	2.54%
September 30, 2015	2.24	2.58
June 30, 2015	2.33	2.66
March 31, 2015	2.44	2.77

December 31, 2014	2.41	2.76
September 30, 2014	2.32	2.70
June 30, 2014	2.42	2.80
March 31, 2014	2.44	2.84

(1)	Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)	Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency, Legacy Non-Agency MBS and RPL/NPL MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL /NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
December 31, 2015	2.04%	1.17%	0.87%	7.64%	2.90%	4.74%	3.70%	1.81%	1.89%	4.17%	1.81%	2.36%
September 30, 2015	1.84	1.13	0.71	7.60	2.76	4.84	3.74	1.73	2.01	4.08	1.73	2.35
June 30, 2015	1.89	1.06	0.83	7.59	2.77	4.82	3.66	1.60	2.06	4.09	1.65	2.44
March 31, 2015	2.22	1.13	1.09	7.64	2.85	4.79	3.62	1.52	2.10	4.26	1.69	2.57

December 31, 2014	2.17	1.12	1.05	7.68	2.95	4.73	3.19	1.60	1.59	4.33	1.76	2.57
September 30, 2014	2.09	1.14	0.95	7.70	2.97	4.73	3.53	1.49	2.04	4.28	1.75	2.53
June 30, 2014	2.26	1.13	1.13	7.72	3.11	4.61	4.16	—	4.16	4.36	1.77	2.59
March 31, 2014	2.39	1.21	1.18	7.80	3.04	4.76	4.30	—	4.30	4.50	1.80	2.70

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency cost of funding includes 74, 74, 70, 78, 79, 82, 81 and 85 basis points and Legacy Non-Agency cost of funding includes 69, 66, 68,78, 84, 89, 88 and 74 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended December 31, 2015, September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for 2015 decreased by $36.7 million, or 25.8% to $105.8 million from $142.5 million for 2014.  This change primarily reflects a $1.106 billion decrease in the average amortized cost of our Agency MBS portfolio to $5.282 billion for 2015 from $6.388 billion for 2014. In addition, the net yield on our Agency MBS decreased to 2.00% for 2015 from 2.23% for 2014.  At the end of 2015, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of 2014, as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 18 basis points to 2.78% for 2015 from 2.96% for 2014.  During 2015, our Agency MBS portfolio experienced a 13.2% CPR and we recognized a $41.2 million of net premium amortization compared to a CPR of 13.0% and $46.8 million of net premium amortization in 2014. At December 31, 2015, we had net purchase premiums on our Agency MBS of $172.0 million, or 3.8% of current par value, compared to net purchase premiums of $213.3 million, or 3.8% of par value at December 31, 2014.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased $47.2 million, or 14.9%, for 2015 to $363.6 million compared to $316.3 million for 2014. Non-Agency MBS interest income reflected the inclusion of MBS that, prior to January 1, 2015, were accounted for as components of Linked Transactions and income from such securities was reported in Other Income, net in prior periods. In addition, primarily due to the accounting change for Linked Transactions, the average amortized cost of our Non-Agency MBS increased by $1.916 billion or 46.6%, to $6.024 billion for 2015, from $4.108 billion for 2014.  Our Legacy Non-Agency MBS portfolio yielded 7.62% for 2015 compared to 7.74% for 2014. The decrease in the yield on our Legacy Non-Agency MBS is primarily due to prepayments on higher yielding assets in the portfolio, partially offset by increases in accretable discount due to the impact of credit reserve releases, in the current and prior year, that have occurred as a result of the improved credit performance of loans underlying the Legacy Non-Agency MBS portfolio. Our RPL/NPL MBS portfolio yielded 3.68% for 2015 compared to 3.69% for 2014. During 2015, we recognized net purchase discount accretion of $92.8 million on our Non-Agency MBS, compared to $103.4 million for 2014.  At December 31, 2015, we had net purchase discounts of $1.096 billion, including Credit Reserve and previously recognized OTTI of $787.5 million, on our Legacy Non-Agency MBS, or 25.4% of par value.  During 2015 we reallocated $41.1 million of purchased discount designated as Credit Reserve to accretable purchase discount.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPR experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
December 31, 2015	2.76%	2.04%	11.8%	5.09%	7.64%	14.6%	3.68%	3.70%	21.5%
September 30, 2015	2.74	1.84	15.4	5.10	7.60	16.3	3.62	3.74	29.5
June 30, 2015	2.77	1.89	14.8	5.06	7.59	14.8	3.57	3.66	28.6
March 31, 2015	2.99	2.22	10.9	5.11	7.64	11.1	3.56	3.62	19.6

December 31, 2014	2.91	2.17	12.3	5.13	7.68	12.5	3.91	3.19	17.6
September 30, 2014	2.94	2.09	15.1	5.18	7.70	12.7	3.53	3.53	19.7
June 30, 2014	2.99	2.26	13.0	5.27	7.72	12.1	4.16	4.16	15.8
March 31, 2014	3.01	2.39	11.5	5.19	7.80	11.9	4.30	4.30	16.0

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

Interest Expense

Our interest expense for 2015 increased by $17.1 million, or 10.7% to $176.9 million, from $159.8 million for 2014.  This increase primarily reflects an increase in our average borrowings to finance RPL/NPL MBS (primarily due to the reclassification of repurchase agreements previously reported as a component of Linked Transactions as discussed above), residential whole loans and CRT securities, and utilization of FHLB advances, which was partially offset by a decrease in our average repurchase agreement borrowings to finance Agency MBS, lower financing rates on Legacy Non-Agency MBS, and a decrease in the average balance of securitized debt.

At December 31, 2015, we had repurchase agreement borrowings of $7.889 billion of which $3.050 billion was hedged with Swaps, FHLB advances of $1.500 billion and securitized debt of $22.1 million.  At December 31, 2015, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 1.82% and extended 45 months on average with a maximum remaining term of approximately 92 months.

The effective interest rate paid on our borrowings decreased to 1.81% for 2015 from 1.84% for 2014.  This decrease reflects the lower average balance of Agency repurchase agreements and securitized debt, the lower financing rates associated with our Legacy Non-Agency MBS portfolio (including the allocation of Swap expense), partially offset by the increase in our average balance of repurchase agreements used to finance RPL/NPL MBS.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $53.8 million or 57 basis points, for 2015, compared to interest expense of $69.8 million, or 81 basis points, for 2014.  The weighted average fixed-pay rate on our Swaps designated as hedges decreased to 1.86% for 2015 from 1.93% for 2014.  The weighted average variable interest rate received on our Swaps increased to 0.19% for 2015 from 0.16% for 2014.  During 2015, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $710.2 million and a weighted average fixed-pay rate of 1.96% amortize and/or expire.

We expect that our interest expense and funding costs for 2016 will be impacted by market interest rates, the amount of our borrowings and incremental hedging activity, existing and future interest rates on our hedging instruments and the extent to which we execute additional longer-term structured financing transactions.  As a result of these variables, our borrowing costs cannot be predicted with any certainty.  (See Notes 6, 8 and 16 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

OTTI

During 2015 we recognized OTTI charges through earnings of $705,000 against certain of our Non-Agency MBS. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows. We did not recognize any OTTI charges through earnings against our Non-Agency MBS during 2014. At December 31, 2015, we had 336 Agency MBS with a gross unrealized loss of $40.4 million, 59 RPL/NPL MBS with a gross unrealized loss of $19.3 million and 58 Legacy Non-Agency MBS with a gross unrealized loss of $9.1 million.  Impairments on Agency MBS in an unrealized loss position at December 31, 2015 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the year are considered temporary based on an assessment of changes in the expected cash flows for such securities, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in our analysis of expected cash flows for our Legacy Non-Agency MBS and any determination of the credit component of OTTI. (See “Critical Accounting Policies and Estimates” for more information regarding OTTI.)

Other Income, net

For 2015, Other income, net, decreased by $3.6 million to $51.2 million from $54.8 million for 2014. Other income, net for 2015 primarily reflects $34.9 million of gross gains realized on the sale of $70.7 million Non-Agency MBS, a $17.7 million net gain recorded on residential whole loans held at fair value, and $1.8 million of net losses related to loans transferred to REO during the year. During 2014, we sold Non-Agency MBS for $123.9 million and realized gross gains of $37.5 million.  In addition, the year ended 2014 included unrealized net gains and net interest income on Linked Transactions of $17.1 million, which included interest income of $24.4 million on the underlying Non-Agency MBS, interest expense of $8.0 million on borrowings under repurchase agreements and an increase of $677,000 in the fair value of the underlying securities. As previously mentioned, new accounting guidance effective on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and as a result we did not have any Linked Transactions effective January 1, 2015 (See Note 6 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K).

Operating and Other Expense

For 2015, we had compensation and benefits and other general and administrative expense of $42.0 million, or 1.34% of average equity, compared to $40.7 million, or 1.26% of average equity, for 2014.  Compensation and benefits expense increased $712,000 to $26.3 million for 2015, compared to $25.6 million for 2014, primarily reflecting higher costs associated with our wider residential asset strategy. Our other general and administrative expenses increased by $588,000 to $15.8 million for 2015 compared to $15.2 million for 2014.  The increase was primarily due to higher IT development and related costs, data analytics and pricing services related expenses and costs associated with our attaining FHLB membership, partially offset by lower professional services related costs.

Operating and Other Expense during 2015 also includes $10.4 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $7.0 million, consistent with the overall growth in this asset class during 2015. The overall increase is primarily due to loan servicing and due diligence related expenses associated with acquisitions closed over the past year. Also included in this expense category is the impact of loan loss provisions and non-recoverable REO maintenance and other loan related expenses that are incurred in connection with our investments in this asset class.

Operating and Other Expense for 2014 also included a $1.2 million accrual of interest with respect to prior years undistributed taxable income. No such expense was incurred in 2015.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
December 31, 2015	2.10%	9.80%	22.56%	1.05	3.4	$7.47
September 30, 2015	2.22	10.21	22.85	1.00	3.3	7.70
June 30, 2015	2.16	9.78	23.18	1.00	3.3	7.96
March 31, 2015	2.25	10.26	22.97	0.95	3.3	8.13

December 31, 2014	2.44	9.91	25.78	1.00	2.8	8.12
September 30, 2014	2.41	9.62	26.27	1.00	2.7	8.28
June 30, 2014	2.38	9.25	25.69	1.00	2.8	8.37
March 31, 2014	2.30	9.10	25.27	1.00	2.9	8.20

(1) Reflects annualized net income available to common stock and participating securities divided by average total assets. The decrease for the quarter ended March 31, 2015 compared to the quarter ended December 31, 2014 is primarily due to the reclassification of $1.918 billion of MBS previously reported as a component of Linked Transactions.
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
(5) Represents the sum of borrowings under repurchase agreements, FHLB advances, securitized debt, payable for unsettled MBS purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity. The increase in our leverage multiple for the quarter ended March 31, 2015 from the quarter ended December 31, 2014 is primarily due to the reclassification of $1.520 billion of repurchase agreements previously reported as a component of Linked Transactions.
(6) Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

General

For 2014, we had net income available to our common stock and participating securities of $298.5 million, or $0.81 per basic and diluted common share, compared to net income available to common stock and participating securities of $285.0 million, or $0.78 per basic and diluted common share, for 2013.  The increase in net income available to our common stock and participating securities, and the increase of this item on a per share basis primarily reflected an increase in unrealized net gains and net interest income from Linked Transactions, higher gains on sales of MBS partially offset by a reduction in net interest income. Yields on Agency MBS were lower for 2014 compared to 2013 and were impacted by lower coupon yields. Non-Agency MBS yields were higher compared to the prior year period due primarily to the impact of credit reserve releases. In addition, during 2013, we had $7.5 million of unrealized losses on forward contracts for the sale of Agency MBS securities on a generic pool, or to-be-announced basis (or TBA short positions), a $3.9 million write-off of issuance costs on the redemption of the Series A Preferred Stock (see Note 13 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K) and a $2.0 million charge related to the impairment of resecuritization related costs. None of these items re-occurred in 2014.

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

For 2014, our net interest spread and margin were 2.40% and 2.78%, respectively, compared to a net interest spread and margin of 2.32% and 2.70%, respectively, for 2013. Although our net interest spread and margin increased, our net interest income decreased by $14.9 million, or 4.7%, to $304.0 million from $318.9 million for 2013.  This decrease primarily reflected the impact of the lower average balance of our MBS portfolio as measured by amortized cost, increased Non-Agency MBS borrowing costs (including the impact of allocated Swap expense), partially offset by higher yielding Non-Agency MBS due to improved credit performance, a decrease in the average balance of securitized debt and lower Agency MBS borrowing costs.  It should be noted that our reported net interest income for 2014 and 2013 excluded the interest income on Non-Agency MBS and CRT securities and the interest expense on repurchase agreements financings that had been accounted for as Linked Transactions and for which the net interest income was reported in Other income, net in our consolidated statement of operations. For 2014, the net interest earned on our investments accounted for as Linked Transactions increased by approximately $13.5 million to $16.4 million compared to $2.9 million for 2013. The net interest spread on our Agency MBS portfolio declined slightly to 1.08% for 2014 compared to 1.09% for 2013. The net interest spread on our Non-Agency MBS portfolio increased to 4.70% for 2014 compared to 4.55% for 2013.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)

December 31, 2014	2.41%	2.76%
September 30, 2014	2.32	2.70
June 30, 2014	2.42	2.80
March 31, 2014	2.44	2.84

December 31, 2013	2.34	2.75
September 30, 2013	2.24	2.63
June 30, 2013	2.38	2.73
March 31, 2013	2.32	2.69

(1)	Reflected the difference between the yield on average interest-earning assets and average cost of funds.

(2)	Reflected annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency and Non-Agency MBS for the quarterly periods presented:

	Agency MBS			Non-Agency MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
December 31, 2014	2.17%	1.12%	1.05%	7.59%	2.92%	4.66%	4.33%	1.76%	2.57%
September 30, 2014	2.09	1.14	0.95	7.68	2.96	4.72	4.28	1.75	2.53
June 30, 2014	2.26	1.13	1.13	7.71	3.11	4.60	4.36	1.77	2.59
March 31, 2014	2.39	1.21	1.18	7.80	2.99	4.81	4.50	1.80	2.70

December 31, 2013	2.37	1.26	1.11	7.77	3.01	4.76	4.48	1.85	2.63
September 30, 2013	2.13	1.12	1.01	7.33	2.91	4.42	4.20	1.74	2.46
June 30, 2013	2.19	1.15	1.04	7.15	2.41	4.74	4.18	1.56	2.62
March 31, 2013	2.42	1.24	1.18	6.80	2.45	4.35	4.17	1.63	2.54

(1)	Reflected annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflected annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency cost of funding included 79, 82, 81, 85, 86 and 74 basis points and Non-Agency cost of funding included 84, 89, 88, 74, 72 and 57 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended December 31, 2014, September 30, 2014, June 30, 2014, March 31, 2014, December 31, 2013 and September 30, 2013, respectively. Agency cost of funding includes 100 and 88 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended June 30, 2013 and March 31, 2013, respectively. Non-Agency funding cost did not include any costs associated with Swaps in those periods.

(3)	Reflected the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for 2014 decreased by $13.5 million, or 8.7% to $142.5 million from $156.0 million for 2013.  This change primarily reflected a $453.0 million decrease in the average amortized cost of our Agency MBS portfolio to $6.388 billion for 2014 from $6.841 billion for 2013 and a decrease in the net yield on our Agency MBS to 2.23% for 2014 from 2.28% for 2013.  At the end of 2014, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of 2013, due to acquisition of assets in the marketplace at generally lower coupons and as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 17 basis points to 2.96% for 2014 from 3.13% for 2013.  During 2014, our Agency MBS portfolio experienced a 13.0% CPR and we recognized a $46.8 million of net premium amortization compared to a CPR of 17.9% and $57.9 million of net premium amortization in 2013. At December 31, 2014, we had net purchase premiums on our Agency MBS of $213.3 million, or 3.8% of current par value, compared to net purchase premiums of $226.8 million, or 3.6% of par value at December 31, 2013.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) decreased $10.4 million, or 3.2%, for 2014 to $316.3 million compared to $326.8 million for 2013, primarily due to the decrease in the amortized cost of our Non-Agency MBS portfolio, partially offset by the increase in the net yield on our Non-Agency MBS portfolio. For 2014, the average amortized cost of our Non-Agency MBS (excluding Non-Agency MBS reported as a component of Linked Transactions) decreased by $399.2 million or 8.9%, to $4.108 billion, from $4.508 billion for 2013.  Our Non-Agency MBS portfolio yielded 7.70% for 2014 compared to 7.25% for 2013. The increase in the yield on our Non-Agency MBS was primarily due to the impact of credit reserve releases, in the then current and prior year, that had occurred as a result of the improved credit performance of loans underlying the Legacy Non-Agency MBS portfolio. During 2014, we recognized net purchase discount accretion of $103.4 million on our Non-Agency MBS, compared to $73.2 million for 2013.  At December 31, 2014, we had net purchase discounts of $1.300 billion, including Credit Reserve and previously recognized OTTI of $900.6 million, on our Non-Agency MBS, or 24.4% of par value.  During 2014 we reallocated $95.0 million of purchased discount designated as Credit Reserve to accretable purchase discount.

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

Interest Expense

Our interest expense for 2014 decreased by $4.2 million, or 2.6% to $159.8 million, from $164.0 million for 2013.  This decrease primarily reflected a decrease in the average balance of securitized debt, a decrease in our average borrowings to finance Agency MBS and the lower effective interest rate paid on borrowings to finance Agency MBS, which was partially offset by higher effective funding costs associated with Non-Agency MBS, including allocated Swap financing costs, and securitized debt.

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

The effective interest rate paid on our borrowings increased to 1.84% for 2014 from 1.76% for 2013.  This increase reflected additional higher cost financing (including the impact of allocated Swap expense) associated with our Non-Agency MBS portfolio partially offset by the lower average balance of securitized debt and Agency repurchase agreements.  Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $69.8 million or 81 basis points, for 2014, compared to interest expense of $59.0 million, or 63 basis points, for 2013.  The weighted average fixed-pay rate on our Swaps decreased to 1.93% for 2014 from 2.08% for 2013.  The weighted average variable interest rate received on our Swaps decreased to 0.16% for 2014 from 0.19% for 2013.  During 2014, we entered into four new Swaps with an aggregate notional amount of $400.0 million, a weighted average fixed-pay rate of 1.95% with initial maturities ranging from five to seven years, and had Swaps with an aggregate notional amount of $685.0 million and a weighted average fixed-pay rate of 2.28% amortize and/or expire.

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

OTTI

During 2014 and 2013, we did not recognize any OTTI charges through earnings against our Non-Agency MBS. At December 31, 2014, we had 271 Agency MBS with a gross unrealized loss of $33.6 million and 45 Non-Agency MBS and CRT securities with a gross unrealized loss of $5.8 million.  Impairments on Agency MBS in an unrealized loss position at December 31, 2014 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS and CRT securities for which no OTTI was recorded during the year were considered temporary based on an assessment of changes in the expected cash flows for such securities, which considered recent bond performance and expected future performance of the underlying collateral.  Significant judgment was used both in the Company’s analysis of expected cash flows for its Legacy Non-Agency MBS and any determination of the credit component of OTTI. (See “Critical Accounting Policies and Estimates” for more information regarding OTTI.)

Other Income, net

For 2014, Other income, net, increased by $33.0 million to $54.8 million from $21.8 million for 2013. In  2014 Other income, net primarily reflected $37.5 million of net gains realized on the sale of certain Non-Agency MBS and unrealized net gains and net interest income of $17.1 million on our Linked Transactions. In addition, during 2014 we recorded net gains on residential whole loans held at fair value of $116,000, primarily reflecting changes in market value of the underlying loans since acquisition. During 2014, we sold Non-Agency MBS for $123.9 million, realizing gross gains of $37.5 million. During 2013, we sold Non-Agency MBS for $152.6 million, and realized gross gains of $25.8 million and sold U.S. Treasury securities for $422.2 million, realizing net losses of approximately $24,000. The unrealized net gains and net interest income from Linked Transactions of $17.1 million for 2014 included interest income of $24.4 million on the underlying Non-Agency MBS, interest expense of $8.0 million on the borrowings under repurchase agreements and an increase of $677,000 in the fair value of the underlying securities.  The unrealized net gains and net interest income on Linked Transactions of $3.2 million for 2013 included interest income of $3.9 million on the underlying Non-Agency MBS, interest expense of $925,000 on borrowings under repurchase agreements and an increase of $281,000 in the fair value of the underlying securities.  During 2014, certain of our Linked Transactions became unlinked, resulting in our recording Non-Agency MBS with a fair value of $86.4 million on our consolidated balance sheets. The $7.5 million of losses realized on TBA short positions for 2013 reflected losses on the sale of $350.0 million notional of TBA securities.

Operating and Other Expense

For 2014, we had compensation and benefits and other general and administrative expense of $40.7 million, or 1.26% of average equity, compared to $33.7 million, or 1.03% of average equity, for 2013.  The $5.3 million increase in our compensation and benefits expense to $25.6 million for 2014, compared to $20.3 million for 2013, primarily reflected increases in equity-based compensation expense, salary and bonus expense, and payroll taxes. Our other general and administrative expenses increased by $1.8 million to $15.2 million for 2014 compared to $13.4 million for 2013.  The increase was primarily comprised of increases in professional services, board of director expenses and the cost of data and analytical systems.

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

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)		Book Value per Share of Common Stock (5)
December 31, 2014	2.44%	9.91%	25.78%	1.00		$8.12
September 30, 2014	2.41	9.62	26.27	1.00		8.28
June 30, 2014	2.38	9.25	25.69	1.00		8.37
March 31, 2014	2.30	9.10	25.27	1.00		8.20

December 31, 2013	2.37	9.55	24.80	1.00		8.06
September 30, 2013	2.10	8.71	24.12	1.16	(6)	7.85
June 30, 2013	2.10	8.29	25.35	1.16		8.19
March 31, 2013	2.20	8.92	24.63	1.05	(7)	8.84

(1) Reflected annualized net income available to common stock and participating securities divided by average total assets.
(2) Reflected annualized net income divided by average total stockholders’ equity.
(3) Reflected total average stockholders’ equity divided by total average assets.
(4) Reflected dividends declared per share of common stock divided by earnings per share.
(5) Reflected total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.
(6) Excluded the special common stock dividend declared on August 1, 2013.
(7) Excluded the special common stock dividend declared on March 4, 2013.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements include our accounts and all majority owned and controlled subsidiaries.  In addition, we consolidate the special purpose entities (or SPEs) created to facilitate the resecuritization transactions completed in prior years and the acquisition of residential whole loans.  The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements.  In preparing these consolidated financial statements, management has made estimates and judgments of certain amounts included in the consolidated financial statements, giving due consideration to materiality.  Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Our accounting policies are described in Note 2 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.  Management believes the more significant of these to be as follows:

Classifications of Investment Securities and Assessment for Other-Than-Temporary Impairments

Our investments in securities are primarily comprised of Agency MBS and Non-Agency MBS, as discussed and detailed in Notes 2(b) and 3 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.  All of our MBS are designated as available-for-sale (or AFS) and, accordingly, are carried on our consolidated balance sheets at their fair value with unrealized gains and losses excluded from earnings (except when an OTTI is recognized, as discussed below) and reported in AOCI, a component of Stockholders’ Equity.  We do not intend to hold any of our investment securities for trading purposes; however, if available-for-sale securities were classified as trading securities, there could be substantially greater volatility in our earnings.

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

In making our assessments about OTTIs, we review and consider certain information relating to our financial position and the impaired securities, including the nature of such securities, the contractual collateral requirements impacting us and our investment and leverage strategies, as well as subjective information, including our current and targeted liquidity position, the credit quality and expected cash flows of the underlying assets collateralizing such securities, and current and anticipated market conditions.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, we compare the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as management’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that may be susceptible to significant change.

During 2015, we recognized credit-related OTTI losses through earnings related to our Non-Agency MBS of $705,000.  At December 31, 2015, we did not intend to sell any MBS that were in an unrealized loss position, and it is “more likely than not” that we will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on our Agency MBS were $40.4 million at December 31, 2015.  Agency MBS are issued by GSEs and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While our Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, we do not consider any of the current impairments on our Agency MBS to be credit related.  In assessing whether it is more likely than not that we will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, we consider for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as our current and anticipated leverage capacity and liquidity position.  Based on these analyses, we determined that at December 31, 2015 any unrealized losses on our Agency MBS were temporary.

The payments of principal and interest we receive on our Agency MBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.  Fannie Mae and Freddie Mac are GSEs, but their guarantees are not explicitly backed by the full faith and credit of the United States.  Ginnie Mae is part of a U.S. Government agency and its guarantees are explicitly backed by the full faith and credit of the United States.  We believe that the stronger backing for the guarantors of Agency MBS resulting from the conservatorship of Fannie Mae and Freddie Mac has further strengthened their credit worthiness; however, there can be no assurance that these actions will be adequate for their needs.  Accordingly, if these government actions are inadequate and the GSEs suffer losses in the future or cease to exist, our view of the credit worthiness of our Agency MBS could materially change, which may affect our assessment of OTTI for Agency MBS in future periods.  (See Part I, Item 1A., Risk Factors, “The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may materially adversely affect our business.”)

Unrealized losses on our Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $28.4 million, of which $19.3 million were RPL/NPL MBS and $9.1 million were Legacy Non-Agency MBS at December 31, 2015.  Based upon the most recent evaluation, we do not consider these unrealized losses to be indicative of OTTI and do not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or market place bid-ask spreads.  We have reviewed our Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance, where possible, and expected future performance of the underlying collateral.

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

MBS and CRT Securities

We determine the fair value of our Agency MBS, based upon prices obtained from third-party pricing services, which are indicative of market activity and repurchase agreement counterparties.

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

In determining the fair value of our Non-Agency MBS and CRT securities, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants.  In valuing Non-Agency MBS, we understand that pricing services use observable inputs that include, in addition to trading activity observed in the market place, loan delinquency data, credit enhancement levels and vintage, which are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches of Legacy Non-Agency MBS that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  We collect and consider current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available.

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

Swaps

We determine the fair value of our non-centrally cleared Swaps considering valuations obtained from a third-party pricing service. For Swaps that are cleared by a central clearing house, valuations provided by the clearing house are used. All valuations obtained are tested with internally developed models that apply readily observable market parameters.  We consider the creditworthiness of both us and our counterparties, along with collateral provisions contained in each derivative agreement, from the perspective of both us and our counterparties.  All of our Swaps are subject either to bilateral collateral arrangements, or for cleared Swaps, to the clearing house’s margin requirements.  Consequently, no credit valuation adjustment was made in determining the fair value of such instruments.  Our Swaps are classified as Level 2 in the fair value hierarchy.

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

Residential Whole Loans

Residential whole loans included in our consolidated balance sheets are generally comprised of pools of fixed and adjustable rate residential mortgage loans acquired through consolidated trusts in secondary market transactions at discounted purchase prices. The accounting model utilized by us is determined at the time each loan package is initially acquired and is generally based on the delinquency status of the majority of the underlying borrowers in the package at acquisition. The accounting model described below under “Residential Whole Loans at Carrying Value” is typically utilized by us for loans where the underlying borrower has a delinquency status of less than 60 days at the acquisition date. The accounting model described below under “Residential Whole Loans at Fair Value” is typically utilized by us for loans where the underlying borrower has a delinquency status of 60 days or more at the acquisition date. The accounting model initially applied is not subsequently changed.

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

Residential Whole Loans at Carrying Value

Notwithstanding that majority of these loans are considered to be performing substantially in accordance with their current contractual terms and conditions, we have elected to account for these loans as credit impaired as they were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Substantially all of the borrowers have previously experienced payment delinquencies and the amount owed on the mortgage loan may exceed the value of the property pledged as collateral. Consequently, we have assessed that these loans have a higher likelihood of default than newly originated mortgage loans with LTVs of 80% or less to credit worthy borrowers. We believe that amounts paid to acquire these loans represent fair market value at the date of acquisition. Such loans are initially recorded at fair value with no allowance for loan losses. Subsequent to acquisition, the recorded amount reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. These loans are presented on our consolidated balance sheets at carrying value, which reflects the recorded amount reduced by any allowance for loan losses established subsequent to acquisition.

Under the application of this accounting model we may aggregate into pools loans acquired in the same fiscal quarter that are assessed as having similar risk characteristics. For each pool established, or on an individual loans basis for loans not aggregated into pools, we estimate at acquisition and periodically on at least a quarterly basis, the principal and interest cash flows expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield.” This amount is accreted as interest income over the life of the loans using an effective interest rate (level yield) methodology. Interest income recorded each period reflects the amount of accretable yield recognized and not the coupon interest payments received on the underlying loans. The difference between contractually required principal and interest payments and the cash flows expected to be collected, referred to as the “non-accretable difference,” and includes estimates of both the effect of prepayments and expected credit losses over the life of the underlying loans.

A decrease in expected cash flows in subsequent periods may indicate impairment at the pool and/or individual loan level thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. The allowance for loan losses represents the present value of cash flows expected at acquisition, adjusted for any increases due to changes in estimated cash flows that are subsequently no longer expected to be received at the relevant measurement date. A significant increase in expected cash flows in subsequent periods first reduces any previously recognized allowance for loan losses and then will result in a recalculation in the amount of accretable yield. The adjustment of accretable yield due to a significant increase in expected cash flows is accounted for prospectively as a change in estimate and results in reclassification from non-accretable difference to accretable yield.

Residential Whole Loans at Fair Value

Certain of our residential whole loans are presented at fair value on our consolidated balance sheets as a result of a fair value election made at time of acquisition. Given the significant uncertainty associated with estimating the timing of and amount of cash flows associated with these loans that will be collected, and that the cash flows ultimately collected may be dependent on the value of the property securing the loan, we consider that accounting for these loans at fair value should result in a better reflection over time of the economic returns from these loans. We determine the fair value of our residential whole loans held at fair value after considering portfolio valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans and trading activity observed in the market place. Subsequent changes in fair value are reported in current period earnings and presented in Net gain on residential whole loans held at fair value on our consolidated statements of operations.

Cash received reflecting coupon payments on residential whole loans held at fair value is not included in Interest Income, but rather is presented in Net gain on residential whole loans held at fair value on our consolidated statements of operations.

 Hedging Activities

We may use a variety of derivative instruments to economically hedge a portion of our exposure to market risks, including interest rate risk and prepayment risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. Our derivative instruments are currently comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with certain of our borrowings. Prior to 2015, our derivative financial instruments also included Linked Transactions, which were not designated as hedging instruments. New accounting guidance that was effective for us on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting. During 2013, we also entered into TBA short positions which were not designated as hedging instruments.

Our Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows for such liabilities.  Under each Swap, we agree to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month LIBOR, on the notional amount of the Swap.  We document our risk-management policies, including objectives and strategies, as they relate to our hedging activities and the relationship between the hedging instrument and the hedged liability for all Swaps designated as hedging transactions.  We assess, both at inception of a hedge and on a quarterly basis thereafter, whether or not the hedge relationship is “highly effective.”

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

Swaps are carried on our consolidated balance sheets at fair value, as assets, if their fair value is positive, or as liabilities, if their fair value is negative.  Changes in the fair value of our Swaps designated in hedging transactions are recorded in OCI provided that the hedge remains effective.  Changes in fair value for any ineffective amount of a Swap are recognized in earnings.  We have not recognized any change in the value of our existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness.

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

TBA short positions were accounted for as derivative instruments since we could not assert that it was probable at inception and throughout the term of the TBA contract that we would physically deliver the Agency security upon settlement of the contract. TBA short positions were presented as either derivative assets or liabilities, at fair value on our consolidated balance sheets. Gains and losses associated with TBA short positions were reported in Other income, net on our consolidated statements of operations.

Although permitted under certain circumstances, we do not offset cash collateral receivables or payables against our net derivative positions.

Income Taxes

We believe that we operate in, and intend to continue to operate in, a manner that allows and will continue to allow us to be taxed as a REIT.  Provided that we distribute all of our REIT taxable income (including net long-term capital gains) to stockholders in the timeframe permitted by the Code, we do not generally expect to pay corporate level taxes and/or excise taxes.  However, such taxes may arise from time to time in the normal course of our business.  Many of the REIT requirements, however, are highly technical and complex.  In addition, REIT taxable income calculated at the time our financial statements are prepared is based on certain estimates that may be revised as our tax return, which is not required to be filed until September in the following year, is completed.  If we were to fail to meet certain of the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

In addition, we have elected to treat certain of our subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of our business may be conducted through one or more TRS, our income earned by TRS may be subject to corporate income taxation. To maintain our REIT election, no more than 25% (or, for 2018 and subsequent taxable years, 20%) of the value of a REIT’s assets at the end of each quarter may consist of stock or securities in a TRS. For purposes of the determination of U. S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as a TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No deferred tax benefit was recorded by the Company in 2015 or 2014, as a valuation allowance for the full amount of the associated deferred tax asset was recognized as its recovery is not considered more likely than not.

Accounting for Stock-Based Compensation

We expense our equity-based compensation awards that are subject to vesting conditions, ratably over the vesting period of such awards, based upon the fair value of such awards at the grant date.  Compensation expense for equity-based awards is recorded net of estimated forfeitures expected to occur over the vesting period. (See Notes 2(l) and 15 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

During 2010, we granted certain RSUs that vested after either two or four years of service and provided that certain criteria were met, which were based on a formula that included changes in our closing stock price over a two- or four-year period and dividends declared on our common stock during those periods. From 2011 through 2013, we granted certain RSUs that vested annually over a one or three-year period, provided that certain criteria were met, which were based on a formula tied to our achievement of average total stockholder return during that three-year period.  During 2014 and 2015, we made grants of RSUs certain of which cliff vest after a three-year period and certain of which cliff vest after a three-year period, subject to the achievement of certain performance criteria, based on a formula tied to our achievement of average total stockholder return during that three-year period. The features in these awards related to the attainment of total stockholder return over a specified period constitute a “market condition” which impacts the amount of compensation expense recognized for these awards. Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determined the amount of compensation expense recognized.  The amount of compensation expense recognized was not dependent on whether the market condition was or will be achieved, while differences in actual forfeiture experience relative to estimated forfeitures results in adjustments to the timing and amount of compensation expense recognized.

We have awarded dividend equivalents that may be granted as a separate instrument or may be a right associated with the grant of another equity-based award.  Compensation expense for separately awarded dividend equivalents is based on the grant date fair value of such awards and is recognized over the vesting period.  Payments pursuant to these dividend equivalents are charged to Stockholders’ Equity.  Payments pursuant to dividend equivalents that are attached to equity-based awards are charged to Stockholders’ Equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for dividend equivalents to the extent that the attached equity awards do not or are not expected to vest and grantees are not required to return payments of dividends or dividend equivalents to the Company.

RECENT ACCOUNTING STANDARDS TO BE ADOPTED IN FUTURE PERIODS

Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued Accounting Standards Update (or ASU) 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (or ASU 2016-01).The amendments in this ASU affect all entities that hold financial assets or owe financial liabilities, and address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The classification and measurement guidance of investments in debt securities and loans are not affected by the amendments in this ASU. ASU 2016-01 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Early adoption is not permitted for public business entities, except for a provision related to financial statements of fiscal years or interim periods that have not yet been issued, to recognize in other comprehensive income, the change in fair value of a liability resulting from a change in the instrument-specific credit risk measured using the fair value option. Entities should apply the amendments in this ASU by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are currently evaluating the effect that ASU 2016-01 will have on our consolidated financial statements and related disclosures.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (or ASU 2014-09).  The ASU requires an entity to recognize revenue in an amount that reflects the consideration to which it expects to be entitled for the transfer of promised goods or services to customers.  ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 originally would have been effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. On April 29, 2015, the FASB proposed a one-year deferral of the effective date for ASU 2014-09. On July 9, 2015 the FASB affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB would also permit entities to adopt the standard early, but not before the original public entity effective date. We are currently evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures.  We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.

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

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash generally consist of borrowings under repurchase agreements and other collateralized financings, payments of principal and interest we receive on our MBS portfolio, cash generated from our operating results and, to the extent such transactions are entered into, proceeds from capital market and structured financing transactions.  Our most significant uses of cash are generally to pay principal and interest on our financing transactions, to purchase MBS and residential whole loans, to make dividend payments on our capital stock, to fund our operations and to make other investments that we consider appropriate.

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional MBS and residential whole loans, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at December 31, 2015, we had 6.8 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During 2015, we issued 162,373 shares of common stock through our DRSPP, raising net proceeds of approximately $1.2 million.

On April 15, 2013, we completed the issuance of 8.0 million shares of our Series B Preferred Stock with a par value of $0.01 per share and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. The aggregate net proceeds to us from the offering of the Series B Preferred Stock were approximately $193.3 million, after deducting the underwriting discount and related offering expenses. We used a portion of the net proceeds to redeem all of our outstanding Series A Preferred Stock (as discussed below), and used the remaining net proceeds of the offering for general corporate purposes, including, without limitation, to acquire additional MBS consistent with our investment policy, and for working capital, which included, among other things, the repayment of our repurchase agreements.

On May 16, 2013, we redeemed all 3,840,000 outstanding shares of our Series A Preferred Stock at an aggregate redemption price of approximately $97.0 million, or $25.27153 per share, including all accrued and unpaid dividends to the Redemption Date. The redemption value of the Series A Preferred Stock exceeded its carrying value by $3.9 million, which represents the original offering costs for the Series A Preferred Stock.

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at December 31, 2015 and December 31, 2014:

At December 31, 2015	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.67%	3.00%	6.00%
Legacy Non-Agency MBS	25.42	10.00	63.50
RPL/NPL MBS	21.37	20.00	30.00
U.S. Treasury securities	1.60	1.00	2.00
CRT securities	25.04	20.00	30.00
Residential whole loans	27.69	25.00	36.00

At December 31, 2014	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.79%	3.00%	6.00%
Legacy Non-Agency MBS	28.88	10.00	60.00
RPL/NPL MBS	20.00	20.00	20.00
U.S. Treasury securities	1.62	1.00	2.00
CRT securities	25.00	25.00	25.00
Residential whole loans	33.43	30.00	35.00

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

During 2015, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at generally attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS on more favorable terms than financing for Non-Agency MBS.

In July 2015, our wholly-owned subsidiary, MFA Insurance became a member of the FHLB. As a member of the FHLB, MFA Insurance had access to a variety of products and services offered by the FHLB, including secured advances (subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB). The weighted average haircut on our FHLB advances at December 31, 2015 was 7.00%. However, in January, 2016, the FHFA amended its regulation on FHLB membership, which, among other things, provided termination rules for current captive insurance members. As a result, MFA Insurance will not be permitted new advances or renewal of existing advances and will be required to terminate its FHLB membership and repay any outstanding advances by no later than February 19, 2017. As of December 31, 2015 and February 16, 2016, MFA Insurance had approximately $1.500 billion and $1.200 billion, respectively, in outstanding advances (backed by Agency MBS).

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

At December 31, 2015, we had a total of $11.339 billion of MBS, U.S. Treasury securities, CRT securities and residential whole loans and $71.5 million of restricted cash pledged against our repurchase agreements and Swaps.  In addition, at December 31, 2015, we had $1.612 billion of Agency MBS pledged against our FHLB advances. At December 31, 2015 we have access to various sources of liquidity which we estimate exceeds $571.0 million. This includes (i) $165.0 million of cash and cash equivalents; (ii) $241.7 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $164.3 million in estimated financing available from unpledged Non-Agency MBS.

The table below presents certain information about our borrowings under repurchase agreements and other advances, and securitized debt:

	Repurchase Agreements and Other Advances						Securitized Debt
Quarter Ended (1)	Quarterly Average Balance		End of Period Balance		Maximum Balance at Any Month-End		Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
December 31, 2015	$9,428,224		$9,388,902		$9,413,189		$28,252	$22,057	$27,927
September 30, 2015	9,422,882		9,475,834		9,475,834		51,021	32,217	50,269
June 30, 2015	9,720,193		9,635,036		9,746,825		80,754	62,320	80,744
March 31, 2015	9,820,548	(2)	9,809,586	(2)	9,863,779	(2)	103,688	91,280	104,299

December 31, 2014	8,190,491		8,267,388		8,271,123		137,503	110,574	138,026
September 30, 2014	8,267,905		8,125,723		8,272,039		190,753	156,276	190,423
June 30, 2014	8,464,135		8,384,101		8,501,978		264,806	214,048	267,740
March 31, 2014	8,412,045		8,606,129		8,606,129		336,893	292,526	338,965

December 31, 2013	8,462,138		8,339,297		8,504,593		399,762	366,205	398,384
September 30, 2013	8,679,410		8,568,171		8,721,573		440,665	419,693	462,207
June 30, 2013	8,842,018		8,909,283		8,909,283		505,409	443,748	508,893
March 31, 2013	8,873,852		8,902,827		8,956,951		606,858	542,014	609,707

(1)  The information presented in the table above excludes Senior Notes issued in April 2012.  The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.
(2)  The increase from December 31, 2014 reflects the reclassification of $1.520 billion of repurchase agreements previously presented as components of Linked Transactions. New accounting guidance that was effective on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and as a result we did not have any Linked Transactions effective January 1, 2015.

Cash Flows and Liquidity For the Year Ended December 31, 2015

Our cash and cash equivalents decreased by $17.4 million during the year ended December 31, 2015, reflecting: $849.7 million used by our financing activities; $550.1 million provided by our investing activities, primarily from payments on our MBS; and $282.2 million provided by our operating activities.

At December 31, 2015, our debt-to-equity multiple was 3.4 times compared to 2.8 times at December 31, 2014.  After adjusting the reported debt-to-equity ratio at December 31, 2014 to reflect new accounting standards that became effective January 1, 2015, which eliminated Linked Transaction accounting and resulted in the reclassification of $1.520 billion of liabilities relating to repurchase agreements that had been previously reported as a component of Linked Transactions, the debt to equity ratio at December 31, 2014 would have been 3.3 times. At December 31, 2015, we had borrowings under repurchase agreements of $7.889 billion with 27 counterparties, of which $2.728 billion was secured by Agency MBS, $1.960 billion was secured by Legacy Non-Agency MBS, $2.080 billion was secured by RPL/NPL MBS, $504.8 million was secured by U.S. Treasuries, $128.5 million was secured by CRT securities and $487.8 million were secured by residential whole loans.  We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2014, we had borrowings under repurchase agreements of $8.267 billion with 25 counterparties of which $5.178 billion was secured by Agency MBS, $2.233 billion was secured by Legacy Non-Agency MBS, $130.9 million was secured by RPL/NPL MBS, $507.1 million was secured by U.S. Treasuries, $76.0 million was secured by CRT securities and $142.3 million were secured by residential whole loans.

As of December 31, 2015 and February 16, 2016, we had approximately $1.500 billion and $1.200 billion, respectively, in outstanding secured FHLB advances, which had a weighted average term to maturity of 4.79 years. As a result of the previously mentioned final FHFA rule released in January, 2016, MFA Insurance will be required to terminate its FHLB membership and repay the outstanding advances within one year of the rule’s effective date of February 19, 2016.

At December 31, 2015, outstanding securitized debt was $22.1 million, which had a weighted average expected remaining term of 0.35 years. During the year ended December 31, 2015, securitized debt was reduced by principal payments of $88.3 million.

During 2015, we received $550.1 million through our investing activities.  We received cash of $2.917 billion from prepayments and scheduled amortization on our MBS, of which $1.857 billion was from Non-Agency MBS and $1.060 billion was attributable to Agency MBS.  We purchased $1.734 billion of Non-Agency MBS and $76.3 million of CRT securities funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In addition, during 2015 we sold certain of our Non-Agency MBS for $70.7 million, realizing gross gains of $34.9 million.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received For Reverse Margin Calls	Net Assets Received/(Pledged) For Margin Activity
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
December 31, 2015	$225,323	$32,200	$257,523	$276,596	$19,073
September 30, 2015	397,763	86,300	484,063	433,003	(51,060)
June 30, 2015	391,088	50,700	441,788	408,968	(32,820)
March 31, 2015	309,114	98,000	407,114	350,036	(57,078)

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through December 31, 2015.

During 2015, we paid $297.4 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $15.0 million on our preferred stock.  On December 9, 2015, we declared our fourth quarter 2015 dividend on our common stock of $0.20 per share; on January 29, 2016, we paid this dividend, which totaled $74.4 million, including dividend equivalents of approximately $263,000.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the effect on our liquidity and cash flows of contractual obligations for the principal and interest amounts due at December 31, 2015:

	Due During the Year Ending December 31,
(In Thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Repurchase agreements	$7,694,793	$194,109	$—	$—	$—	$—	$7,888,902
Interest expense on repurchase agreements (1)	30,552	10,574	—	—	—	—	41,126
FHLB advances (2)	—	1,500,000	—	—	—	—	1,500,000
Interest expense on FHLB advances (1)(2)	7,501	1,025	—	—	—	—	8,526
Securitized debt (3)	6,219	7,259	7,362	1,217	—	—	22,057
Interest expense on securitized debt (1)	551	356	148	5	—	—	1,060
Senior Notes (4)	—	—	—	—	—	100,000	100,000
Interest expense on Senior Notes (1)	8,000	8,000	8,000	8,000	8,000	171,911	211,911
Long-term lease obligations	2,552	2,522	2,522	2,522	1,050	—	11,168
Total	$7,750,168	$1,723,845	$18,032	$11,744	$9,050	$271,911	$9,784,750

(1)  Interest expense based on the interest rate in effect at December 31, 2015.
(2)  As a result of the previously mentioned final FHFA rule adopted in January, 2016, MFA Insurance’s FHLB membership will terminate one year from the rules effective date of February 19, 2016, requiring any outstanding advances and associated interest to be repaid by February 19, 2017. As a result, the contractual obligations in the table above are reflected as due during the year ended December 31, 2017.
(3)  Securitized debt is contractually scheduled to mature by November 2022.  However, the weighted average life of the securitized debt is estimated to be 0.35 years assuming a 12.0% weighted average CPR.
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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS, an increase of which could result in a reduction of the yield on MBS in our portfolio and an increase of which could require us to reinvest the proceeds received by us as a result of such prepayments in MBS with lower coupons; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans securing our Non-Agency MBS and as related to our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on Non-Agency MBS and the extent of prepayments, realized losses and changes in the composition of our Agency MBS and Non-Agency MBS portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board of Directors and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act, including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are in engaged in the business of acquiring mortgages and mortgage-related interests; our ability to successfully implement our strategy to grow our residential whole loan portfolio; expected returns on our investments in non-performing residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  (See Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K)

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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
We finance the majority of our investments in Agency, Legacy Non-Agency and RPL/NPL MBS with short-term repurchase agreements. In general, when interest rates change, the borrowing costs of our repurchase agreements (net of the impact of Swaps) change more quickly than the yields on our assets. In a rising interest rate environment the borrowing costs of our repurchase agreements may increase faster than the interest income on our assets, thereby reducing our net income. In order to mitigate compression in net income based on such interest rate movements, we use Swaps and other hedging instruments to lock in a portion of the net interest spread between assets and liabilities.

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

At December 31, 2015, MFA’s $8.546 billion of Agency MBS and Legacy Non-Agency MBS were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
Time to Reset

(Dollars in Thousands)
< 2 years (5)	$1,977,308	6	12.7%	$2,580,658	6	13.7%	$4,557,966	6	13.4%
2-5 years	772,627	36	15.7	—	—	—	772,627	36	15.7
> 5 years	220,532	75	11.7	—	—	—	220,532	75	11.7
ARM-MBS Total	$2,970,467	19	13.4%	$2,580,658	6	13.7%	$5,551,125	13	13.6%
15-year fixed (6)	$1,780,746		9.1%	$7,728		4.3%	$1,788,474		9.0%
30-year fixed (6)	—		—	1,199,794		16.4	1,199,794		16.4
40-year fixed (6)	—		—	6,771		14.1	6,771		14.1
Fixed-Rate Total	$1,780,746		9.1%	$1,214,293		16.4%	$2,995,039		12.3%
MBS Total	$4,751,213		11.8%	$3,794,951		14.6%	$8,546,164		13.1%

(1)	Excludes $2.626 billion of RPL/NPL MBS. Refer to table below for further information on RPL/NPL MBS.

(2)	Does not include principal payments receivable of $1.0 million.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic and/or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	3 month average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at December 31, 2015:

	Fair Value	Net Coupon	Months to Step-Up (1)	Current Credit Support (2)	Original Credit Support	3 Month Average Bond CPR (3)
(Dollars in Thousands)
Re-Performing MBS	$490,566	3.69%	18	47%	40%	24.4%
Non-Performing MBS	2,135,300	3.71	24	49	48	20.7
Total RPL/NPL MBS	$2,625,866	3.71%	23	49%	47%	21.5%

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

At December 31, 2015, our CRT securities had a fair value of $183.6 million and reset monthly based on one-month LIBOR.

The information presented in the following “Shock Tables” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at December 31, 2015 and December 31, 2014.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value at the base interest rate scenario at December 31, 2015 and 2014.

December 31, 2015

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$12,318,148	$33,313	$12,351,461	$(85,300)	(8.98)%	(0.69)%
+ 50 Basis Point Increase	$12,415,124	$(18,043)	$12,397,081	$(39,680)	(5.82)%	(0.32)%
Actual at December 31, 2015	$12,506,160	$(69,399)	$12,436,761	$—	—	—
- 50 Basis Point Decrease	$12,591,257	$(120,756)	$12,470,501	$33,740	(1.01)%	0.27%
-100 Basis Point Decrease	$12,670,416	$(172,112)	$12,498,304	$61,543	(8.20)%	0.49%

December 31, 2014

Change in Interest Rates	Estimated Value of Assets (2)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income (3)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$13,067,430	$73,379	$13,140,809	$(91,114)	(5.66)%	(0.69)%
+ 50 Basis Point Increase	$13,183,505	$7,159	$13,190,664	$(41,259)	(3.01)%	(0.31)%
Actual at December 31, 2014	$13,290,985	$(59,062)	$13,231,923	$—	—	—
- 50 Basis Point Decrease	$13,390,860	$(125,282)	$13,265,578	$33,655	(3.36)%	0.25%
-100 Basis Point Decrease	$13,482,139	$(191,503)	$13,290,636	$58,713	(9.48)%	0.44%

(1)	At December 31, 2015 such assets include MBS and CRT securities, residential whole loans, cash and cash equivalents and restricted cash

(2)
At December 31, 2014 such assets include MBS and CRT securities, including linked MBS and CRT securities that were reported as a component of our Linked Transactions on our consolidated balance sheets, residential whole loans, cash and cash equivalents and restricted cash. New accounting guidance that was effective on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and as a result we did not have any Linked Transactions effective January 1, 2015.

(3)	Includes underlying interest income and interest expense associated with MBS and repurchase agreement borrowings underlying our Linked Transactions.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2015 and December 31, 2014.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or 1933 Act) and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions with respect to interest rate sensitive liabilities (assumed to be repurchase agreement financings and securitized debt) include anticipated interest rates, collateral requirements as a percent of the repurchase agreement financings, and the amounts and terms of borrowing.  At December 31, 2015 and December 31, 2014, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of our premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income to decline.

At December 31, 2015, the impact on portfolio value was approximated using estimated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.59 which is the weighted average of 1.97 for our Agency MBS, 1.10 for our Non-Agency investments, (3.45) for our Swaps and zero for our cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.19), which is the weighted average of (0.50) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS and zero for our cash and cash equivalents. At December 31, 2014, the impact on portfolio value was approximated using a calculated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.56 which is the weighted average of 2.02 for our Agency MBS, 1.23 for our Non-Agency MBS, (3.58) for our Swaps and zero for our cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.25), which is the weighted average of (0.56) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS and zero for our cash and cash equivalents.  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements (including those underlying our Linked Transactions), which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

Legacy Non-Agency MBS

In the event of the return of less than 100% of par on our Legacy Non-Agency MBS, credit support contained in the MBS deal structures and the discount purchase prices we paid mitigate our risk of loss on these investments.  Over time, we expect the level of credit support remaining in certain MBS deal structures to decrease, which will result in an increase in the amount of realized credit loss experienced by our Legacy Non-Agency MBS portfolio.  Our investment process for Legacy Non-Agency MBS involves analysis focused primarily on quantifying and pricing credit risk.  When we purchase Legacy Non-Agency MBS, we assign certain assumptions to each of the MBS, including but not limited to, future interest rates, voluntary prepayment rates, mortgage modifications, default rates and loss severities, and generally allocate a portion of the purchase discount as a Credit Reserve which provides credit protection for such securities.  As part of our surveillance process, we review our Legacy Non-Agency MBS by tracking their actual performance compared to the securities’ expected performance at purchase or, if we have modified our original purchase assumptions, compared to our revised performance expectations.  To the extent that actual performance of a Legacy Non-Agency MBS is less favorable than the expected performance, we may revise our performance expectations.  As a result, we could reduce the accretable discount on such security and/or recognize an other-than-temporary impairment through earnings, which could have a material adverse impact on our operating results.

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics underlying our Legacy Non-Agency MBS.  The following table presents certain information about our Legacy Non-Agency MBS portfolio at December 31, 2015.  Information presented with respect to the weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, does not reflect the impact of the general decline in home prices or changes in a borrowers’ credit scores or the current use of the mortgaged properties.

The information in the table below is presented as of December 31, 2015:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	92	76	100	26	56	65	415
MBS current face (3)	$1,197,872	$810,849	$903,183	$220,865	$577,275	$603,444	$4,313,488
Total purchase discounts, net (3)	$(305,408)	$(216,915)	$(158,605)	$(64,305)	$(194,306)	$(156,903)	$(1,096,442)
Purchase discount designated as Credit Reserve and OTTI (3)(4)	$(202,963)	$(112,556)	$(76,834)	$(62,550)	$(212,521)	$(120,116)	$(787,540)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	16.9%	13.9%	8.5%	28.3%	36.8%	19.9%	18.3%
MBS amortized cost (3)	$892,464	$593,934	$744,578	$156,560	$382,969	$446,541	$3,217,046
MBS fair value (3)	$1,056,600	$699,347	$824,482	$189,823	$480,532	$544,167	$3,794,951
Weighted average fair value to current face	88.2%	86.2%	91.3%	85.9%	83.2%	90.2%	88.0%
Weighted average coupon (5)	3.89%	3.40%	3.01%	4.83%	4.85%	4.30%	3.85%
Weighted average loan age (months) (5)(6)	105	114	128	109	116	128	116
Weighted average current loan size (5)(6)	$518	$499	$319	$393	$263	$257	$396
Percentage amortizing (7)	60%	73%	100%	69%	80%	100%	79%
Weighted average FICO score at origination (5)(8)	731	729	727	706	704	705	721
Owner-occupied loans	90.5%	90.9%	85.8%	83.9%	85.1%	83.9%	87.6%
Rate-term refinancings	28.6%	20.2%	15.0%	21.3%	15.7%	14.9%	20.1%
Cash-out refinancings	34.4%	35.4%	26.7%	43.9%	42.3%	37.7%	35.0%
3 Month CPR (6)	14.9%	15.6%	16.3%	14.4%	14.4%	14.9%	15.2%
3 Month CRR (6)(9)	11.5%	12.3%	13.6%	10.7%	10.7%	12.4%	12.1%
3 Month CDR (6)(9)	3.8%	3.9%	3.2%	4.4%	4.3%	3.1%	3.7%
3 Month loss severity	55.7%	49.5%	46.1%	63.0%	63.3%	62.8%	55.2%
60+ days delinquent (8)	12.5%	11.8%	10.8%	18.7%	18.3%	15.3%	13.5%
Percentage of always current borrowers (Lifetime) (10)	40.8%	39.9%	46.4%	34.1%	28.5%	34.4%	38.9%
Percentage of always current borrowers (12M) (11)	77.7%	76.5%	77.3%	68.6%	65.3%	68.0%	73.9%
Weighted average credit enhancement (8)(12)	0.2%	0.8%	4.5%	0.1%	1.1%	3.3%	1.8%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

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

(3)
Excludes Non-Agency MBS issued in 2013, 2014 and 2015 in which the underlying collateral consists of RPL/NPL MBS. These Non-Agency MBS have a current face of $2.648 billion, amortized cost of $2.645 billion, fair value of $2.626 billion and purchase discounts of $3.2 million at December 31, 2015.

(4)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)	Weighted average is based on MBS current face at December 31, 2015.

(6)	Information provided based on loans for individual groups owned by us.

(7)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(8)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(9)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(11)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

(12)
Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.  As of December 31, 2015, a total of 282 Non-Agency MBS in our portfolio representing approximately $3.134 billion or 73% of the current face amount of the portfolio had no credit enhancement.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations of the mortgages collateralizing our Legacy Non-Agency MBS at December 31, 2015:

Property Location	Percent
California	43.9%
Florida	7.5%
New York	5.7%
Virginia	4.0%
Maryland	3.8%

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

CRT Securities

We are exposed to potential credit losses from our investments in CRT securities issued by Fannie Mae and Freddie Mac. While CRT securities are debt obligations of these GSEs, payment of principal on these securities is not guaranteed. As an investor in a CRT security, we may incur a loss if the loans in the associated reference pool experience delinquencies exceeding specified thresholds or other specified credit events occur. We assess the credit risk associated with our investment in CRT securities by assessing the current performance of the loans in the associated reference pool.

Furthermore, as discussed in Part I, Item 1A., “Risk Factors,” and in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this Annual Report on Form 10-K, we are potentially exposed to repurchase agreement counterparties should they default on their obligations and we are unable to recover any excess collateral pledged to them.

Residential Whole Loans

We are also exposed to credit risk from our investments in residential whole loans. Our investment process for residential whole loans is generally similar to that used for Legacy Non-Agency MBS and is likewise focused on quantifying and pricing credit risk. Consequently, these loans are acquired at purchase prices that generally are discounted (often substantially) to the contractual loan balances reflecting a number of factors, including the impaired credit history of the borrower and the value of the collateral securing the loan. In addition, as the owner of the servicing rights, our process is also focused on selecting a sub-servicer with the appropriate expertise to mitigate losses and maximize our overall return. This involves, among other things, performing due diligence on the sub-servicer prior to their engagement as well as ongoing oversight and surveillance. To the extent that loan delinquencies and defaults are higher than our expectation at the time the loans were purchased, the discounted purchase price at which the asset is acquired is intended to provide a level of protection against financial loss.

The following table presents the five largest geographic concentrations by state of our credit sensitive residential whole loan portfolio at December 31, 2015:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	16.7%
New York	16.3%
New Jersey	8.6%
Florida	7.8%
Maryland	5.2%

LIQUIDITY RISK

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreements.  We pledge residential mortgage assets and cash to secure our repurchase agreements, FHLB advances and Swaps.  At December 31, 2015, we had access to various sources of liquidity which we estimate exceeds $571.0 million, an amount that includes (i) $165.0 million of cash and cash equivalents; (ii) $241.7 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that are currently pledged in excess of contractual requirements; and (iii) $164.3 million in estimated financing available from currently unpledged Non-Agency MBS.   Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. As such, we cannot assure you that we will always be able to roll over our repurchase agreement financings and other advances. Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

PREPAYMENT RISK

Premiums arise when we acquire a MBS at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value).  Conversely, discounts arise when we acquire a MBS at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Premiums paid on our MBS are amortized against interest income and accretable purchase discounts on our MBS are accreted to interest income.  Purchase premiums on our MBS, which are primarily carried on our Agency MBS, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the IRR/interest income earned on these assets.  Generally, if prepayments on Non-Agency MBS and residential whole loans purchased at significant discounts and not accounted for at fair value are less than anticipated, we expect that the income recognized on these assets will be reduced and impairments and/or loan loss reserves could result.

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

We have audited the accompanying consolidated balance sheets of MFA Financial, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss)/income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MFA Financial, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 18, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 18, 2016

MFA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	December 31, 2015	December 31, 2014
Assets:
Mortgage-backed securities (“MBS”) and credit risk transfer (“CRT”) securities:
Agency MBS, at fair value ($4,532,094 and $5,519,813 pledged as collateral, respectively)	$4,752,244	$5,904,207
Non-Agency MBS, at fair value ($4,874,372 and $2,377,343 pledged as collateral, respectively)	5,822,519	3,358,426
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”), at fair value (1)	598,298	1,397,006
CRT securities, at fair value ($170,352 and $94,610 pledged as collateral, respectively)	183,582	102,983
Securities obtained and pledged as collateral, at fair value	507,443	512,105
Residential whole loans, at carrying value ($93,692 and $67,536 pledged as collateral, respectively)	271,845	207,923
Residential whole loans, at fair value ($585,971, and $143,072 pledged as collateral, respectively)	623,276	143,472
Cash and cash equivalents	165,007	182,437
Restricted cash	71,538	67,255
Interest receivable	29,002	32,581
Derivative instruments:
MBS linked transactions, net (“Linked Transactions”), at fair value	—	398,336
Interest rate swap agreements (“Swaps”), at fair value	1,127	3,136
Goodwill	7,189	7,189
Prepaid and other assets	134,253	37,688
Total Assets	$13,167,323	$12,354,744

Liabilities:
Repurchase agreements and other advances	$9,388,902	$8,267,388
Securitized debt (2)	22,057	110,574
Obligation to return securities obtained as collateral, at fair value	507,443	512,105
8% Senior Notes due 2042 (“Senior Notes”)	100,000	100,000
Accrued interest payable	16,949	13,095
Swaps, at fair value	70,526	62,198
Dividends and dividend equivalents payable	74,575	74,529
Accrued expenses and other liabilities	19,610	11,583
Total Liabilities	$10,200,062	$9,151,472

Commitments and contingencies (See Note 12)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 370,584 and 370,084 shares issued and outstanding, respectively	3,706	3,701
Additional paid-in capital, in excess of par	3,019,956	3,013,634
Accumulated deficit	(572,332)	(568,596)
Accumulated other comprehensive income	515,851	754,453
Total Stockholders’ Equity	$2,967,261	$3,203,272
Total Liabilities and Stockholders’ Equity	$13,167,323	$12,354,744

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

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2015	2014	2013

Interest Income:
Agency MBS	$105,835	$142,543	$156,046
Non-Agency MBS	317,821	185,806	170,485
Non-Agency MBS transferred to consolidated VIEs	45,749	130,524	156,285
CRT securities	6,572	772	—
Residential whole loans held at carrying value	16,036	4,083	—
Cash and cash equivalent investments	130	89	124
Interest Income	$492,143	$463,817	$482,940

Interest Expense:
Repurchase agreements and other advances	$166,918	$145,244	$143,885
Securitized debt	1,996	6,533	12,100
Senior Notes	8,034	8,031	8,028
Interest Expense	$176,948	$159,808	$164,013

Net Interest Income	$315,195	$304,009	$318,927

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$(525)	$—	$—
Portion of loss reclassed from other comprehensive income	(180)	—	—
Net Impairment Losses Recognized in Earnings	$(705)	$—	$—

Other Income, net:
Unrealized net gains and net interest income from Linked Transactions	$—	$17,092	$3,225
Net gain on residential whole loans held at fair value	17,722	116	—
Losses on TBA short positions	—	—	(7,517)
Gain on sales of MBS and U.S. Treasury securities, net	34,900	37,497	25,825
Other, net	(1,457)	80	219
Other Income, net	$51,165	$54,785	$21,752

Operating and Other Expense:
Compensation and benefits	$26,293	$25,581	$20,328
Other general and administrative expense	15,752	15,164	13,361
Loan servicing and other related operating expenses	10,384	3,383	—
Excise tax and interest	—	1,162	2,250
Impairment of resecuritization related costs	—	—	2,031
Operating and Other Expense	$52,429	$45,290	$37,970

Net Income	$313,226	$313,504	$302,709
Less Preferred Stock Dividends	15,000	15,000	13,750
Less Issuance Costs of Redeemed Preferred Stock	—	—	3,947
Net Income Available to Common Stock and Participating Securities	$298,226	$298,504	$285,012

Earnings per Common Share - Basic and Diluted	$0.80	$0.81	$0.78

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013

Net Income	$313,226	$313,504	$302,709
Other Comprehensive (Loss)/Income:
Unrealized (loss)/gain on Agency MBS, net	(51,332)	65,739	(186,568)
Unrealized (loss)/gain on Non-Agency MBS, net	(143,558)	29,812	134,505
Reclassification adjustment for MBS sales included in net income	(37,207)	(34,948)	(19,833)
Reclassification adjustment for other-than-temporary impairments included in net income	(705)	—	—
Unrealized (loss)/gain on derivative hedging instruments, net	(10,337)	(44,292)	47,614
Reclassification of unrealized loss on de-designated derivative hedging instruments	—	447	—
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	4,537	—	—
Other Comprehensive (Loss)/Income	(238,602)	16,758	(24,282)
Comprehensive Income before preferred stock dividends and issuance costs of redeemed preferred stock	$74,624	$330,262	$278,427
Dividends declared on preferred stock	(15,000)	(15,000)	(13,750)
Issuance costs of redeemed preferred stock	—	—	(3,947)
Comprehensive Income Available to Common Stock and Participating Securities	$59,624	$315,262	$260,730

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
	For the Year Ended December 31, 2015
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	8,000	$80	370,084	$3,701	$3,013,634	$(568,596)	$754,453	$3,203,272
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	—	—	—	(4,537)	4,537	—
Net income	—	—	—	—	—	313,226	—	313,226
Issuance of common stock, net of expenses (1)	—	—	809	5	1,216	—	—	1,221
Repurchase of shares of common stock (1)	—	—	(309)	—	(2,273)	—	—	(2,273)
Equity based compensation expense	—	—	—	—	7,829	—	—	7,829
Accrued dividends attributable to stock-based awards	—	—	—	—	(450)	—	—	(450)
Dividends declared on common stock	—	—	—	—	—	(296,384)	—	(296,384)
Dividends declared on preferred stock	—	—	—	—	—	(15,000)	—	(15,000)
Dividends attributable to dividend equivalents	—	—	—	—	—	(1,041)	—	(1,041)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	(232,802)	(232,802)
Change in unrealized losses on derivative hedging instruments, net	—	—	—	—	—	—	(10,337)	(10,337)
Balance at December 31, 2015	8,000	$80	370,584	$3,706	$3,019,956	$(572,332)	$515,851	$2,967,261

	For the Year Ended December 31, 2014
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	8,000	$80	365,125	$3,651	$2,972,369	$(571,544)	$737,695	$3,142,251
Net income	—	—	—	—	—	313,504	—	313,504
Issuance of common stock, net of expenses (1)	—	—	5,305	50	35,590	—	—	35,640
Repurchase of shares of common stock (1)	—	—	(346)	—	(2,688)	—	—	(2,688)
Equity based compensation expense	—	—	—	—	8,581	—	—	8,581
Accrued dividends attributable to stock-based awards	—	—	—	—	(218)	—	—	(218)
Dividends declared on common stock	—	—	—	—	—	(294,792)	—	(294,792)
Dividends declared on preferred stock	—	—	—	—	—	(15,000)	—	(15,000)
Dividends attributable to dividend equivalents	—	—	—	—	—	(764)	—	(764)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	60,603	60,603
Change in unrealized losses on derivative hedging instruments, net	—	—	—	—	—	—	(43,845)	(43,845)
Balance at December 31, 2014	8,000	$80	370,084	$3,701	$3,013,634	$(568,596)	$754,453	$3,203,272

			For the Year Ended December 31, 2013
(In Thousands, Except Per Share Amounts)	Preferred Stock 8.50% Series A Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2012	3,840	$38	—	$—	357,546	$3,575	$2,805,724	$(260,308)	$761,977	$3,311,006
Net income	—	—	—	—	—	—	—	302,709	—	302,709
Issuance of common stock, net of expenses (1)	—	—	—	—	9,855	97	77,528	—	—	77,625
Redemption of Series A Preferred Stock	(3,840)	(38)	—	—	—	—	(92,015)	—	—	(92,053)
Issuance of Series B Preferred Stock, net of expenses	—	—	8,000	80	—	—	193,236	—	—	193,316
Repurchase of shares of common stock (1)	—	—	—	—	(2,276)	(21)	(16,260)	—	—	(16,281)
Equity based compensation expense	—	—	—	—	—	—	4,156	—	—	4,156
Dividends declared on common stock	—	—	—	—	—	—	—	(594,318)	—	(594,318)
Dividends declared on preferred stock	—	—	—	—	—	—	—	(13,750)	—	(13,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(1,930)	—	(1,930)
Issuance cost of redeemed Preferred stock	—	—	—	—	—	—	—	(3,947)	—	(3,947)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	—	—	(71,896)	(71,896)
Change in unrealized gains on derivative hedging instruments, net	—	—	—	—	—	—	—	—	47,614	47,614
Balance at December 31, 2013	—	$—	8,000	$80	365,125	$3,651	$2,972,369	$(571,544)	$737,695	$3,142,251

(1)  For the year ended December 31, 2015, includes approximately $2.3 million (309,206 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2014, includes approximately $2.7 million (345,559 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2013, includes approximately $15.4 million (2,143,354 shares) repurchased through the Company’s publicly announced stock repurchase program and approximately $849,000 (132,276 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$313,226	$313,504	$302,709
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS and U.S. Treasury securities	(34,900)	(37,497)	(25,825)
Other-than-temporary impairment charges	705	—	—
Accretion of purchase discounts on MBS and CRT securities and residential whole loans	(95,377)	(89,182)	(73,447)
Amortization of purchase premiums on MBS	41,624	32,052	58,207
Depreciation and amortization on real estate, fixed assets and other assets	860	1,191	5,831
Equity-based compensation expense	7,832	8,581	4,158
Unrealized (gain)/loss on residential whole loans at fair value	(6,532)	96	—
Unrealized gains on derivative instruments	—	(1,673)	(1,111)
Decrease in interest receivable	4,844	4,561	8,180
Increase in prepaid and other assets	(6,278)	(12,684)	(5,549)
Realized loss on TBA short positions	—	—	7,517
Increase/(decrease) in accrued expenses and other liabilities, and excise tax and interest	5,425	(8,301)	3,610
Increase in accrued interest payable on financial instruments	50,745	45,165	13,808
Net cash provided by operating activities	$282,174	$255,813	$298,088
Cash Flows From Investing Activities:
Principal payments on MBS and CRT securities	$2,916,807	$1,939,948	$2,770,710
Proceeds from sale of MBS and U.S. Treasury securities	70,747	123,910	574,869
Purchases of MBS and CRT securities	(1,810,303)	(1,261,646)	(1,744,605)
Purchases of residential whole loans	(617,017)	(356,440)	—
Principal payments on residential whole loans	51,427	6,017	—
Purchases of Federal Home Loan Bank stock	(60,017)	—	—
Additions to leasehold improvements, furniture and fixtures	(1,560)	(786)	(373)
Net cash provided by investing activities	$550,084	$451,003	$1,600,601
Cash Flows From Financing Activities:
Principal payments on repurchase agreements and other advances	$(92,012,931)	$(75,939,948)	$(69,851,602)
Proceeds from borrowings under repurchase agreements and other advances	91,614,851	75,868,039	69,438,427
Proceeds from issuance of securitized debt	—	—	129,314
Principal payments on securitized debt	(88,347)	(254,078)	(409,606)
Payments made on obligation to return securities obtained as collateral	—	—	(246,850)
Maturity of obligation to return securities obtained as collateral	—	—	(275,402)
Cash disbursements on financial instruments underlying Linked Transactions	—	(6,750,803)	(419,802)
Cash received from financial instruments underlying Linked Transactions	—	6,336,872	405,436
Payments made for margin calls on repurchase agreements and Swaps	(267,200)	(208,600)	(69,902)
Proceeds from reverse margin calls on repurchase agreements and Swaps	215,100	132,800	22,809
Settlement of TBA short positions	—	—	(7,517)
Proceeds from issuances of common stock	1,218	35,639	77,625
Payments made for redemption of Series A Preferred Stock	—	—	(96,000)
Proceeds from issuance of Series B Preferred Stock	—	—	200,000
Payments made for preferred stock offering costs	—	—	(6,684)
Payments made to repurchase common stock	—	—	(16,281)
Dividends paid on preferred stock	(15,000)	(15,000)	(13,750)
Dividends paid on common stock and dividend equivalents	(297,379)	(294,670)	(594,827)
Net cash used in financing activities	$(849,688)	$(1,089,749)	$(1,734,612)

Net (decrease)/increase in cash and cash equivalents	$(17,430)	$(382,933)	$164,077
Cash and cash equivalents at beginning of period	$182,437	$565,370	$401,293
Cash and cash equivalents at end of period	$165,007	$182,437	$565,370

Supplemental Disclosure of Cash Flow Information:
Interest paid	$172,919	$160,935	$162,186

Non-cash Investing and Financing Activities:
MBS and CRT securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$1,917,813	$—	$—
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$1,519,593	$—	$—
MBS recorded upon de-linking of Linked Transactions	$—	$86,449	$—
Repurchase agreements recorded upon de-linking of Linked Transactions	$—	$49,095	$—
Net increase in securities obtained as collateral/obligation to return securities obtained as collateral	$32,670	$135,165	$401,135
Transfer from residential whole loans to real estate owned	$30,104	$2,904	$—
Dividends and dividend equivalents declared and unpaid	$74,575	$74,529	$73,643

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

(a)  Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could be worse than anticipated in those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on MBS (See Note 3), valuation of MBS and CRT securities (See Notes 3 and 16), income recognition and valuation of residential whole loans (See Notes 4 and 16), valuation of derivative instruments (See Notes 6 and 16) and income recognition on certain Non-Agency MBS purchased at a discount (See Note 3).  In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (See Note 2(o)).  Actual results could differ from those estimates.

The Company has one reportable segment as we manage our business and analyze and report our results of operations on the basis of one operating segment - investing, on a leveraged basis, in residential mortgage assets.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Impairments/OTTI

When the fair value of an AFS security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through AOCI on the consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that may be susceptible to significant change.  (See Note 3)

Non-Agency MBS that are assessed to be of less than high credit quality and on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, Fair Isaac Corporation (“FICO”) scores at loan origination, year of origination, loan-to-value ratios (“LTVs”), geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”), or Fitch, Inc. (collectively, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes.  Impairment assessment for Non-Agency MBS and CRT securities that were purchased at prices close to par and/or are otherwise considered to be of high credit quality involves comparing the present value of the remaining cash flows expected to be collected against the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the instrument’s IRR.

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

Residential whole loans included in the Company’s consolidated balance sheets are generally comprised of pools of fixed and adjustable rate residential mortgage loans acquired through consolidated trusts in secondary market transactions at discounted purchase prices. The accounting model utilized by the Company is determined at the time each loan package is initially acquired

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

and is generally based on the delinquency status of the majority of the underlying borrowers in the package at acquisition. The accounting model described below under “Residential Whole Loans at Carrying Value” is typically utilized by the Company for loans where the underlying borrower has a delinquency status of less than 60 days at the acquisition date. The accounting model described below under “Residential Whole Loans at Fair Value” is typically utilized by the Company for loans where the underlying borrower has a delinquency status of 60 days or more at the acquisition date. The accounting model initially applied is not subsequently changed.

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

Under the application of this accounting model the Company may aggregate into pools loans acquired in the same fiscal quarter that are assessed as having similar risk characteristics. For each pool established, or on an individual loan basis for loans not aggregated into pools, the Company estimates at acquisition and periodically on at least a quarterly basis, the principal and interest cash flows expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield.” This amount is accreted as interest income over the life of the loans using an effective interest rate (level yield) methodology. Interest income recorded each period reflects the amount of accretable yield recognized and not the coupon interest payments received on the underlying loans. The difference between contractually required principal and interest payments and the cash flows expected to be collected is referred to as the “non-accretable difference,” and includes estimates of both the effect of prepayments and expected credit losses over the life of the underlying loans.

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
DECEMBER 31, 2015

Cash received reflecting coupon payments on residential whole loans held at fair value is not included in Interest Income, but rather is presented in Net gain on residential whole loans held at fair value on the Company’s consolidated statements of operations. (See Notes 4 and 16)

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at December 31, 2015 or 2014.  The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency were $120.4 million and $182.4 million at December 31, 2015 and 2014, respectively.  (See Notes 9 and 16)

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral or otherwise in connection with the Company’s Swaps and/or repurchase agreements.  Restricted cash is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its Swaps and repurchase agreements of $71.5 million and $67.3 million at December 31, 2015 and 2014, respectively. (See Notes 6, 8, 9 and 16)

(g)  Goodwill

At December 31, 2015 and 2014, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through December 31, 2015, the Company had not recognized any impairment against its goodwill.

(h) Real Estate Owned (“REO”)

REO represents real estate acquired by the Company, including through foreclosure or deed in lieu of foreclosure, and is initially recorded at fair value less estimated selling costs. Subsequent to acquisition, REO is reported, at each reporting date, at the lower of the current carrying amount or fair value less estimated selling costs and for presentation purposes is included in Prepaid and other assets on the Company’s consolidated balance sheets. Changes in fair value that result in an adjustment to the reported value of an REO property that has a fair value at or below its carrying amount are reported in Other Income, net on the Company’s consolidated statements of operations. (See Note 7)

(i)  Depreciation

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, but may also have longer or shorter terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable on such collateral.  (See Notes 8, 9 and 16)

In addition to the repurchase agreement financing arrangements discussed above, as part of its financing strategy for Non-Agency MBS, the Company has entered into contemporaneous repurchase and reverse repurchase agreements with a single counterparty.  Under a typical reverse repurchase agreement, the Company buys securities from a borrower for cash and agrees to sell the same securities in the future for a price that is higher than the original purchase price.  The difference between the purchase price the Company originally paid and the sale price represents interest received from the borrower.  In contrast, the contemporaneous repurchase and reverse repurchase transactions effectively resulted in the Company pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral from the same counterparty in connection with the reverse repurchase agreement.  No net cash was exchanged between the Company and counterparty at the inception of the transactions.  Securities obtained and pledged as collateral are recorded as an asset on the Company’s consolidated balance sheets.  Interest income is recorded on the reverse repurchase agreement and interest expense is recorded on the repurchase agreement on an accrual basis.  Both the Company and the counterparty have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.  The Company’s liability to the counterparty in connection with this financing arrangement is recorded on the Company’s consolidated balance sheets and disclosed as “Obligation to return securities obtained as collateral, at fair value.”  (See Note 2(c))

Federal Home Loan Bank (“FHLB”) Advances

FHLB advances are secured financing transactions and are carried at their contractual amounts. The ability to borrow from the FHLB is subject to the Company’s continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. The amount of collateral pledged to the FHLB to secure advances is subject to periodic adjustment based on changes in the fair value of the collateral. Accrued interest payable on FHLB advances is included in Accrued interest payable on the Company’s consolidated balance sheets. (See Notes 8, 9, 16 and 18)

In addition, as a condition to membership in the FHLB, the Company’s wholly-owned subsidiary, MFA Insurance, Inc. (“MFA Insurance”) is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

balance of advances from the FHLB. FHLB stock is considered a non-marketable investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. FHLB stock is included in Prepaid and other assets on the Company’s consolidated balance sheets.

(l)  Equity-Based Compensation

Compensation expense for equity-based awards that are subject to vesting conditions, is recognized ratably over the vesting period of such awards, based upon the fair value of such awards at the grant date.  With respect to awards granted in 2009 and prior years, the Company applied a zero forfeiture rate for these awards, as they were granted to a limited number of employees, and historical forfeitures have been minimal.  Forfeitures, or an indication that forfeitures are expected to occur, may result in a revised forfeiture rate and would be accounted for prospectively as a change in estimate.

During 2010, the Company granted certain restricted stock units (“RSUs”) that vested after either two or four years of service and provided that certain criteria were met, which were based on a formula that included changes in the Company’s closing stock price over a two- or four-year period and dividends declared on the Company’s common stock during those periods.  From 2011 through 2013, the Company granted certain RSUs that vested annually over a one or three-year period, provided that certain criteria were met, which were based on a formula tied to the Company’s achievement of average total stockholder return during that three-year period. During 2014 and 2015, the Company made grants of RSUs certain of which cliff vest after a three-year period and certain of which cliff vest after a three-year period, subject to the achievement of certain performance criteria based on a formula tied to the Company’s achievement of average total stockholder return during that three-year period. The features in these awards related to the attainment of total stockholder return over a specified period constitute a “market condition” which impacts the amount of compensation expense recognized for these awards. Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determined the amount of compensation expense recognized.  The amount of compensation expense recognized was not dependent on whether the market condition was or will be achieved, while differences in actual forfeiture experience relative to estimated forfeitures results in adjustments to the timing and amount of compensation expense recognized.

The Company has awarded dividend equivalents that may be granted as a separate instrument or may be a right associated with the grant of another equity-based award.  Compensation expense for separately awarded dividend equivalents is based on the grant date fair value of such awards and is recognized over the vesting period.  Payments pursuant to these dividend equivalents are charged to Stockholders’ Equity.  Payments pursuant to dividend equivalents that are attached to equity-based awards are charged to Stockholders’ Equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for dividend equivalents to the extent that the attached equity awards do not or are not expected to vest and grantees are not required to return payments of dividends or dividend equivalents to the Company.  (See Notes 2(m) and 15)

(m)  Earnings per Common Share (“EPS”)

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

(n)  Comprehensive Income/(Loss)

The Company’s comprehensive income/(loss) available to common stock and participating securities includes net income, the change in net unrealized gains/(losses) on its AFS securities and derivative hedging instruments, (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of AOCI for sold AFS securities and de-designated derivative hedging instruments and is reduced by dividends declared on the Company’s preferred stock and issuance costs of redeemed preferred stock.

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

In addition, the Company has elected to treat certain of its subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business may be conducted through one or more TRS, its income earned by TRS may be subject to corporate income taxation. To maintain the Company’s REIT election, no more than 25% (or, for 2018 and subsequent taxable years, 20%) of the value of a REIT’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U. S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as a TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No deferred tax benefit was recorded by the Company in 2015 or 2014, as a valuation allowance for the full amount of the associated deferred tax asset was recognized as its recovery is not considered more likely than not.

Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of December 31, 2015, 2014 or 2013. The Company filed its 2014 tax return prior to September 15, 2015. The Company’s tax returns for tax years 2010 through 2014 are open to examination.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

(p)  Derivative Financial Instruments

The Company may use a variety of derivative instruments to economically hedge a portion of its exposure to market risks, including interest rate risk and prepayment risk. The objective of the Company’s risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, the Company attempts to mitigate the risk of the cost of its variable rate liabilities increasing during a period of rising interest rates. The Company’s derivative instruments are currently comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with certain of its borrowings. Prior to 2015, the Company’s derivative financial instruments also included Linked Transactions, which were not designated as hedging instruments. New accounting guidance that was effective for the Company on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting. (See Note 6) During 2013, the Company also entered into forward contracts for the sale of Agency MBS securities on a generic pool, or to-be-announced basis (“TBA short positions”) which were not designated as hedging instruments.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

TBA short positions were accounted for as derivative instruments since the Company could not assert that it was probable at inception and throughout the term of the TBA contract, that it would physically deliver the Agency security upon settlement of the contract. TBA short positions were presented as either derivative assets or liabilities, at fair value on its consolidated balance sheets. Gains and losses associated with TBA short positions were reported in Other Income, net on the Company’s consolidated statements of operations. (See Note 6)

The Company did not have any TBA short positions at December 31, 2015 and 2014.

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

In addition to the financial instruments that it is required to report at fair value, the Company has elected the fair value option for certain of its residential whole loans and CRT securities at time of acquisition. Subsequent changes in the fair value of these loans and CRT securities are reported in Net gain on residential whole loans held at fair value and Other Income, net respectively on the Company’s consolidated statements of operations.  A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable. (See Notes 2(d), 4 and 16)

(r)  Variable Interest Entities

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

3.                   MBS and CRT Securities

Agency and Non-Agency MBS

The Company’s MBS are comprised of Agency MBS and Non-Agency MBS which include MBS issued prior to 2008 (“Legacy Non-Agency MBS”) .  These MBS are secured by:  (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”); (iii) mortgages that have interest rates that reset more frequently (collectively, “ARM-MBS”); and (iv) 15 year and longer-term fixed rate mortgages.  In addition, the Company’s MBS are also comprised of MBS secured by re-performing/non-performing loans (“RPL/NPL MBS”), where the cash flows of the bond may not reflect the contractual cash flows of the underlying collateral. RPL/NPL MBS contain a feature where the coupon steps-up 300 basis points at 36 months from issuance or sooner.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following tables present certain information about the Company’s MBS and CRT securities at December 31, 2015 and 2014:

December 31, 2015

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$3,690,020	$139,243	$(59)	$—	$3,829,204	$3,865,485	$62,111	$(25,830)	$36,281
Freddie Mac	851,087	32,680	—	—	884,798	877,109	6,906	(14,595)	(7,689)
Ginnie Mae	9,296	164	—	—	9,460	9,650	190	—	190
Total Agency MBS	4,550,403	172,087	(59)	—	4,723,462	4,752,244	69,207	(40,425)	28,782
Non-Agency MBS:
Expected to Recover Par (3)(4)	2,906,878	73	(31,576)	—	2,875,375	2,878,532	23,300	(20,143)	3,157
Expected to Recover Less than Par (3)	4,054,615	—	(280,606)	(787,541)	2,986,468	3,542,285	564,031	(8,214)	555,817
Total Non-Agency MBS (5)	6,961,493	73	(312,182)	(787,541)	5,861,843	6,420,817	587,331	(28,357)	558,974
Total MBS	11,511,896	172,160	(312,241)	(787,541)	10,585,305	11,173,061	656,538	(68,782)	587,756
CRT securities (6)	192,000	—	(5,689)	—	186,311	183,582	418	(3,147)	(2,729)
Total MBS and CRT securities	$11,703,896	$172,160	$(317,930)	$(787,541)	$10,771,616	$11,356,643	$656,956	$(71,929)	$585,027

December 31, 2014

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$4,587,823	$174,245	$(71)	$—	$4,761,997	$4,843,084	$102,187	$(21,100)	$81,087
Freddie Mac	1,011,659	38,895	—	—	1,051,096	1,049,854	11,280	(12,522)	(1,242)
Ginnie Mae	10,811	189	—	—	11,000	11,269	269	—	269
Total Agency MBS	5,610,293	213,329	(71)	—	5,824,093	5,904,207	113,736	(33,622)	80,114
Non-Agency MBS:
Expected to Recover Par (3)(4)	431,788	461	(29,501)	—	402,748	428,431	26,735	(1,052)	25,683
Expected to Recover Less than Par (3)	4,888,113	—	(370,063)	(900,557)	3,617,493	4,327,001	712,168	(2,660)	709,508
Total Non-Agency MBS (5)	5,319,901	461	(399,564)	(900,557)	4,020,241	4,755,432	738,903	(3,712)	735,191
Total MBS	10,930,194	213,790	(399,635)	(900,557)	9,844,334	10,659,639	852,639	(37,334)	815,305
CRT securities	109,500	—	(4,727)	—	104,773	102,983	324	(2,114)	(1,790)
Total MBS and CRT securities	$11,039,694	$213,790	$(404,362)	$(900,557)	$9,949,107	$10,762,622	$852,963	$(39,448)	$813,515

(1) Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed at December 31, 2015 reflect Credit Reserve of $766.0 million and OTTI of $21.5 million. Amounts disclosed at December 31, 2014 reflect Credit Reserve of $877.6 million and OTTI of $23.0 million.
(2) Includes principal payments receivable of $1.0 million and $542,000 at December 31, 2015 and 2014, respectively, which are not included in the Principal/Current Face.
(3) Based on management’s current estimates of future principal cash flows expected to be received.
(4) At December 31, 2015 RPL/NPL MBS had a $2.648 billion Principal/Current face, $2.645 billion amortized cost and $2.626 billion fair value. At December 31, 2014, RPL/NPL MBS had a $161.0 million Principal/Current face, $161.0 million amortized cost and $161.0 million fair value (excludes RPL/NPL MBS with $1.850 billion Principal/Current face, $1.847 billion amortized cost and $1.847 billion fair value that were presented as a component of Linked Transactions at December 31, 2014).
(5) At December 31, 2015 and 2014, the Company expected to recover approximately 89% and 83%, respectively, of the then-current face amount of Non-Agency MBS.
(6) Amounts disclosed at December 31, 2015 includes CRT securities with a fair value of $62.2 million for which the fair value option has been elected. Such securities have gross unrealized gains of approximately $332,000, gross unrealized losses of approximately $555,000 and net unrealized losses of approximately $223,000 at December 31, 2015.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Unrealized Losses on MBS and CRT Securities

The following table presents information about the Company’s MBS and CRT securities that were in an unrealized loss position at December 31, 2015:

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
(Dollars in Thousands)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS:
Fannie Mae	$856,602	$7,548	121	$813,485	$18,282	109	$1,670,087	$25,830
Freddie Mac	298,768	5,463	42	315,566	9,132	64	614,334	14,595
Total Agency MBS	1,155,370	13,011	163	1,129,051	27,414	173	2,284,421	40,425
Non-Agency MBS:
Expected to Recover Par (1)	2,239,418	16,717	59	212,584	3,426	12	2,452,002	20,143
Expected to Recover Less than Par (1)	184,664	4,348	35	64,081	3,866	11	248,745	8,214
Total Non-Agency MBS	2,424,082	21,065	94	276,665	7,292	23	2,700,747	28,357
Total MBS	3,579,452	34,076	257	1,405,716	34,706	196	4,985,168	68,782
CRT securities (2)	137,585	2,672	33	4,525	475	1	142,110	3,147
Total MBS and CRT securities	$3,717,037	$36,748	290	$1,410,241	$35,181	197	$5,127,278	$71,929

(1) Based on management’s current estimates of future principal cash flows expected to be received.
(2) Amounts disclosed at December 31, 2015 includes CRT securities with a fair value of $54.1 million for which the fair value option has been elected. Such securities have unrealized losses of $555,000 at December 31, 2015.

At December 31, 2015, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale to a third-party by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded, or is limited to specified events of default, none of which has occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $40.4 million at December 31, 2015.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2015 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $28.4 million, of which $19.3 million were RPL/NPL MBS and $9.1 million were Legacy Non-Agency MBS at December 31, 2015.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or market place bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

The Company recognized credit-related OTTI losses through earnings related to its Non-Agency MBS of $705,000 during the year ended December 31, 2015. The Company did not recognize any credit-related OTTI losses through earnings related to its investments during the years ended December 31, 2014 and 2013.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Non-Agency MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for these Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, FICO scores at loan origination, year of origination, LTVs, geographic concentrations, as well as Rating Agency reports, general market assessments, and dialogue with market participants.  Changes in the Company’s evaluation of each of these factors impacts the cash flows expected to be collected at the OTTI assessment date. For Non-Agency MBS purchased at a discount to par that were assessed for and had no OTTI recorded this period, such cash flow estimates indicated that the amount of expected losses decreased compared to the previous OTTI assessment date. These positive cash flow changes are primarily driven by recent improvements in LTVs due to loan amortization and home price appreciation, which, in turn, positively impacts the Company’s estimates of default rates and loss severities for the underlying collateral. In addition, voluntary prepayments (i.e. loans that prepay in full with no loss) have generally trended higher for these MBS which also positively impacts the Company’s estimate of expected loss. Overall, the combination of higher voluntary prepayments and lower LTVs supports the Company’s assessment that such MBS are not other-than-temporarily impaired.

The following table presents the composition of OTTI charges recorded by the Company for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Total OTTI losses	$(525)	$—	$—
OTTI reclassified from OCI	(180)	—	—
OTTI recognized in earnings	$(705)	$—	$—

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Credit loss component of OTTI at beginning of period	$36,115	$36,115	$36,115
Additions for credit related OTTI not previously recognized	461	—	—
Subsequent additional credit related OTTI recorded	244	—	—
Credit loss component of OTTI at end of period	$36,820	$36,115	$36,115

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
	2015		2014
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI (2)	Accretable Discount (1)(2)
Balance at beginning of period	$(900,557)	$(399,564)	$(1,043,037)	$(460,039)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	(15,543)	1,832	—	—
Accretion of discount	—	93,173	—	103,653
Realized credit losses	80,821	—	89,481	—
Purchases	(1,200)	(4,925)	(80,256)	30,003
Sales	8,525	38,420	44,692	20,360
Net impairment losses recognized in earnings	(705)	—	—	—
Unlinking of Linked Transactions	—	—	(6,414)	1,436
Transfers/release of credit reserve	41,118	(41,118)	94,977	(94,977)
Balance at end of period	$(787,541)	$(312,182)	$(900,557)	$(399,564)

(1) Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.
(2)  The Company reallocated $218,000 of purchase discount designated as Credit Reserve to accretable purchase discount on Non-Agency MBS underlying Linked Transactions for the year ended December 31, 2014.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the years ended December 31, 2015, 2014, and 2013:

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$813,515	$752,912	$824,808
Unrealized (loss)/gain on Agency MBS, net	(51,332)	65,739	(186,568)
Unrealized (loss)/gain on Non-Agency MBS, net	(143,558)	29,812	134,505
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	4,537	—	—
Reclassification adjustment for MBS sales included in net income	(37,207)	(34,948)	(19,833)
Reclassification adjustment for OTTI included in net income	(705)	—	—
Change in AOCI from AFS securities	(228,265)	60,603	(71,896)
Balance at end of period	$585,250	$813,515	$752,912

Sales of MBS

During 2015, the Company sold certain Non-Agency MBS for $70.7 million, realizing gross gains of $34.9 million.  During 2014, the Company sold certain Non-Agency MBS for $123.9 million, realizing gross gains of $37.5 million.  During 2013, the

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Company sold certain Non-Agency MBS for $152.6 million realizing gross gains of $25.8 million. The Company has no continuing involvement with any of the sold MBS.

Interest Income on MBS and CRT Securities

The following table presents components of interest income on the Company’s MBS and CRT securities for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Agency MBS
Coupon interest	$147,066	$189,355	$213,995
Effective yield adjustment (1)	(41,231)	(46,812)	(57,949)
Interest income	$105,835	$142,543	$156,046

Legacy Non-Agency MBS
Coupon interest	$183,349	$212,073	$253,560
Effective yield adjustment (2)	91,003	103,491	73,189
Interest income	$274,352	$315,564	$326,749

RPL/NPL MBS
Coupon interest	$87,429	$898	$21
Effective yield adjustment (2)	1,789	(132)	—
Interest income	$89,218	$766	$21

CRT securities
Coupon interest	$5,844	$665	$—
Effective yield adjustment (2)	728	107	—
Interest income	$6,572	$772	$—

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

4. Residential Whole Loans

Included on the Company’s consolidated balance sheets as of December 31, 2015 and 2014 are approximately $895.1 million and $351.4 million, respectively, of residential whole loans arising from the Company’s 100% equity interest in certificates issued by certain trusts established to acquire the loans. Based on its evaluation of these interests and other factors, the Company has determined that the trusts are required to be consolidated for financial reporting purposes.

Residential Whole Loans at Carrying Value

Residential whole loans at carrying value totaled approximately $271.8 million and $207.9 million at December 31, 2015 and 2014, respectively. The carrying value reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. The carrying value is reduced by any allowance for loan losses established subsequent to acquisition.

For the years ended December 31, 2015 and 2014, a net provision for loan losses of approximately $1.0 million and $137,000, respectively, was recorded, which is included in Operating and Other expense on the Company’s consolidated statement of operations.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table presents the activity in the Company’s allowance for loan losses on its residential whole loan pools at carrying value for the years ended December 31, 2015 and 2014:

(In Thousands)	For the Year Ended December 31,
	2015	2014
Balance at the beginning of period	$137	$—
Provisions for loan losses	1,028	137
Balance at the end of period	$1,165	$137

The following table presents information regarding estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the residential whole loans held at carrying value acquired by the Company for the years ended December 31, 2015 and 2014:

(In Thousands)	For the Year Ended December 31,
	2015	2014
Contractually required principal and interest	$160,806	$448,453
Contractual cash flows not expected to be collected (non-accretable yield)	(27,040)	(100,466)
Expected cash flows to be collected	133,766	347,987
Interest component of expected cash flows (accretable yield)	(51,413)	(135,425)
Fair value at the date of acquisition	$82,353	$212,562

The following table presents accretable yield activity for the Company’s residential whole loans held at carrying value for the years ended December 31, 2015 and 2014:

(In Thousands)	For the Year Ended December 31,
	2015	2014
Balance at beginning of period	$133,012	$—
Additions	51,413	135,425
Accretion	(15,511)	(3,996)
Reclassifications to non-accretable difference, net	6,357	1,583
Balance at end of period	$175,271	$133,012

Accretable yield for residential whole loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from non-accretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and non-accretable yield and the accretion of interest income are based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded during the year ended December 31, 2015 is not necessarily indicative of future results.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table presents information regarding the Company’s residential whole loans at fair value at December 31, 2015 and 2014:

(Dollars in Thousands)	December 31, 2015	December 31, 2014
Outstanding principal balance	$786,330	$182,613
Aggregate fair value	$623,276	$143,472
Number of loans	3,143	885

During the years ended December 31, 2015 and 2014, the Company recorded net gains on residential whole loans held at fair value of $17.7 million and $116,000, respectively.

The following table presents the components of Net gain on residential whole loans held at fair value for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,
(In Thousands)	2015	2014
Coupon payments and other income received	$9,303	$504
Net unrealized gains	6,540	(427)
Net gain on payoff/liquidation of loans	1,879	39
Total	$17,722	$116

5.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at December 31, 2015 and 2014:

	December 31,
(In Thousands)	2015	2014
MBS interest receivable:
Fannie Mae	$8,999	$11,761
Freddie Mac	2,177	2,598
Ginnie Mae	15	17
Non-Agency MBS	15,438	16,794
Total MBS interest receivable	26,629	31,170
Residential whole loans	2,259	1,324
CRT securities	92	66
Money market and other investments	22	21
Total interest receivable	$29,002	$32,581

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

6.      Derivative Instruments

The Company’s derivative instruments are currently comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. Prior to 2015, the Company had also entered into Linked Transactions, which were not designated as hedging instruments. (See Notes 2(p), 2(t) and below) The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at December 31, 2015 and 2014:

			December 31,
			2015		2014
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Linked Transactions	Non-Hedging	Assets	N/A	N/A	N/A	$398,336
Non-cleared legacy Swaps (1)	Hedging	Assets	$450,000	$1,127	$450,000	$3,136
Non-cleared legacy Swaps (1)	Hedging	Liabilities	$50,000	$(59)	$760,170	$(4,263)
Cleared Swaps (2)	Hedging	Liabilities	$2,550,000	$(70,467)	$2,550,000	$(57,935)

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
(In Thousands)	2014	2013
Interest income attributable to MBS underlying Linked Transactions	$24,443	$3,869
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(8,028)	(925)
Change in fair value of Linked Transactions included in earnings	677	281
Unrealized net gains and net interest income from Linked Transactions	$17,092	$3,225

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

A number of the Company’s Swap contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  Such financial covenants include minimum net worth requirements and maximum debt-to-equity ratios.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swap contracts, the counterparty to such agreement may have the option to terminate all of its outstanding Swap contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swap contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through December 31, 2015.  At December 31, 2015, the aggregate fair value of assets needed to immediately settle Swap contracts that were in a liability position to the Company, if so required, was approximately $72.0 million, including accrued interest payable of approximately $1.5 million.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table presents the assets pledged as collateral against the Company’s Swap contracts at December 31, 2015 and December 31, 2014:

	December 31,
(In Thousands)	2015	2014
Agency MBS, at fair value	$38,569	$57,247
Restricted cash	70,573	66,486
Total assets pledged against Swaps	$109,142	$123,733

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

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At December 31, 2015, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the years ended December 31, 2015 and 2014.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company did not recognize any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness during any of the three years ended December 31, 2015.

At December 31, 2015, the Company had Swaps designated in hedging relationships with an aggregate notional amount of $3.050 billion, which had net unrealized losses of $69.4 million, and extended 45 months on average with a maximum term of approximately 92 months.

The following table presents certain information with respect to the Company’s Swap activity during the year ended December 31, 2015:

(Dollars in Thousands)	December 31, 2015
New Swaps:
Aggregate notional amount	$—
Weighted average fixed-pay rate	—%
Initial maturity date	N/A
Number of new Swaps	—
Swaps amortized/expired:
Aggregate notional amount	$710,170
Weighted average fixed-pay rate	1.96%

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table presents information about the Company’s Swaps at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days	$50,000	2.13%	0.42%	$22,290	3.63%	0.23%
Over 30 days to 3 months	—	—	—	387,880	1.80	0.16
Over 3 months to 6 months	—	—	—	300,000	2.06	0.17
Over 6 months to 12 months	100,000	0.48	0.32	—	—	—
Over 12 months to 24 months	350,000	0.58	0.27	150,000	1.03	0.16
Over 24 months to 36 months	550,000	1.49	0.32	350,000	0.58	0.16
Over 36 months to 48 months	200,000	1.71	0.42	550,000	1.49	0.16
Over 48 months to 60 months	1,500,000	2.22	0.36	200,000	1.71	0.17
Over 60 months to 72 months	200,000	2.20	0.30	1,500,000	2.22	0.16
Over 72 months to 84 months	—	—	—	200,000	2.20	0.17
Over 84 months (3)	100,000	2.75	0.40	100,000	2.75	0.16
Total Swaps	$3,050,000	1.82%	0.34%	$3,760,170	1.85%	0.16%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.
(3) Reflects one Swap with a maturity date of July 2023.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(Dollars in Thousands)	2015	2014	2013
Interest expense attributable to Swaps	$53,759	$69,842	$59,031
Weighted average Swap rate paid	1.86%	1.93%	2.08%
Weighted average Swap rate received	0.19%	0.16%	0.19%

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

TBA short positions were accounted for as derivative instruments since the Company could not assert that it is probable at inception, and throughout the term of the TBA contract, that it would physically deliver the Agency security upon settlement of the contract. The Company presented TBA short positions as either derivative assets or liabilities, at fair value on its consolidated balance sheets. Gains and losses associated with TBA short positions were reported in Other income, net on the Company’s consolidated statements of operations. During 2013, the Company sold short $350.0 million notional of 15-year Agency MBS 2.5% TBA Securities and realized a loss of $7.5 million on close out of this position. The Company did not have any TBA short positions at December 31, 2015 and 2014.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
AOCI from derivative hedging instruments:
Balance at beginning of period	$(59,062)	$(15,217)	$(62,831)
Unrealized (loss)/gain on Swaps, net	(10,337)	(44,292)	47,614
Reclassification of unrealized loss on de-designated Swaps	—	447	—
Balance at end of period	$(69,399)	$(59,062)	$(15,217)

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

7. Real Estate Owned

At December 31, 2015, the Company had 182 REO properties with an aggregate carrying value of $28.0 million. At December 31, 2014, the Company had 46 REO properties with an aggregate carrying value of $5.5 million. During the years ended December 31, 2015 and 2014, the Company acquired 13 and 24 residential properties, for approximately $1.7 million and $2.6 million, respectively, in connection with the acquisition of residential whole loans.

During the years ended December 31, 2015 and 2014, the Company reclassified 186 and 22 mortgage loans to REO at an aggregate estimated fair value of $30.1 million and $2.9 million, respectively at the time of transfer. Such transfers occur when the Company takes possession of the property by foreclosing on the borrower or completes a “deed-in-lieu of foreclosure” transaction.

At December 31, 2015, $26.1 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $17.3 million of residential whole loans at carrying value and $394.9 million of residential whole loans at fair value at December 31, 2015.

During the year ended December 31, 2015, the Company sold 63 REO properties for consideration of $6.5 million, realizing net gains of approximately $76,000 which are included in Other, net on the Company’s consolidated statements of operations. The Company did not sell any REO properties during the year ended December 31, 2014. In addition, following an updated assessment of liquidation amounts expected to be realized that was performed on all REO held at the end of each quarter during the year ended December 31, 2015, an aggregate adjustment of approximately $3.5 million was recorded to reflect certain REO properties at the lower of cost or estimated fair value for the year ended December 31, 2015.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table presents the activity in the Company’s REO for the years ended December 31, 2015 and 2014. The Company did not have REO prior to 2014.

	For the Year Ended December 31,
(In Thousands)	2015	2014
Balance at beginning of period	$5,492	$—
Adjustments to record at lower of cost or fair value	(3,475)	—
Transfer from residential whole loans (1)	30,104	2,904
Purchases and capital improvements	2,461	2,588
Disposals	(6,556)	—
Balance at end of period	$28,026	$5,492

(1)  Includes net gain recorded on transfer of approximately $1.7 million and $331,000, respectively, for the years ended December 31, 2015 and 2014.

Real estate owned is included in Prepaid and other assets in the Company’s consolidated balance sheets.

8.      Repurchase Agreements and Other Advances

Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and are collateralized by the Company’s MBS, U.S. Treasury securities (obtained as part of a reverse repurchase agreement), CRT securities, residential whole loans and cash, and bear interest that is generally LIBOR-based.  (See Notes 2(k) and 9)  At December 31, 2015, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 21 days and an effective repricing period of 18 months, including the impact of related Swaps.  At December 31, 2014, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 25 days and an effective repricing period of 21 months, including the impact of related Swaps.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at December 31, 2015 and 2014:

(Dollars in Thousands)	December 31, 2015	December 31, 2014
Repurchase agreement borrowings secured by Agency MBS	$2,727,542	$5,177,835
Fair value of Agency MBS pledged as collateral under repurchase agreements	$2,881,049	$5,462,566
Weighted average haircut on Agency MBS (1)	4.67%	4.79%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS (2)	$1,960,222	$2,233,236
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements (2)(3)	$2,818,968	$3,491,312
Weighted average haircut on Legacy Non-Agency MBS (1)	25.42%	28.88%
Repurchase agreement borrowings secured by RPL/NPL MBS (2)	$2,080,163	$130,919
Fair value of RPL/NPL MBS pledged as collateral under repurchase agreements (2)	$2,625,866	$160,688
Weighted average haircut on RPL/NPL MBS (1)	21.37%	20.00%
Repurchase agreements secured by U.S. Treasuries	$504,760	$507,114
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$507,443	$512,105
Weighted average haircut on U.S. Treasuries (1)	1.60%	1.62%
Repurchase agreements secured by CRT securities (2)	$128,465	$75,960
Fair value of CRT securities pledged as collateral under repurchase agreements (2)	$170,352	$94,610
Weighted average haircut on CRT securities (1)	25.04%	25.00%
Repurchase agreements secured by residential whole loans	$487,750	$142,324
Fair value of residential whole loans pledged as collateral under repurchase agreements	$684,136	$212,986
Weighted average haircut on residential whole loans (1)	27.69%	33.43%

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
(3)  Includes $570.5 million and $1.275 billion of Legacy Non-Agency MBS acquired from consolidated VIEs at December 31, 2015 and 2014, respectively, that are eliminated from the Company’s consolidated balance sheets.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
Time Until Interest Rate Reset	Balance	Weighted Average Interest Rate	Balance (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$7,054,483	1.44%	$7,144,737	0.72%
Over 30 days to 3 months	734,955	1.79	1,000,313	1.12
Over 3 months to 12 months	99,464	2.36	122,338	1.98
Total	$7,888,902	1.48%	$8,267,388	0.79%

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements, all of which are accounted for as secured borrowings, at December 31, 2015 and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	December 31, 2015
Contractual Maturity	Agency MBS	Legacy Non-Agency MBS	RPL/NPL MBS	U.S. Treasuries	CRT Securities	Residential Whole Loans	Total	Weighted Average Interest Rate
(Dollars in Thousands)
Overnight	$—	$—	$—	$—	$—	$—	$—	—%
Within 30 days	2,563,741	892,341	1,670,586	504,760	110,921	—	5,742,349	1.27
Over 30 days to 3 months	163,801	613,131	143,705	—	17,544	—	938,181	1.71
Over 3 months to 12 months	—	454,750	265,872	—	—	293,641	1,014,263	2.19
Over 12 months	—	—	—	—	—	194,109	194,109	3.11
Total	$2,727,542	$1,960,222	$2,080,163	$504,760	$128,465	$487,750	$7,888,902	1.48%

Gross amount of recognized liabilities for repurchase agreements in Note 10							$7,888,902
Amounts related to repurchase agreements not included in offsetting disclosure in Note 10							$—

The Company had repurchase agreements with 27 and 25 counterparties at December 31, 2015 and 2014, respectively.  The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2015:

	December 31, 2015
Counterparty	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
(Dollars in Thousands)
Credit Suisse	BBB+/Aa2/A	$410,814	1	13.8%
Wells Fargo (3)	AA-/Aa2/AA	334,613	6	11.3
RBC (4)	AA-/Aa3/AA	327,400	2	11.0
UBS (5)	A/A1/A	214,107	19	7.2
Goldman Sachs	BBB+/A3/A	152,055	9	5.1

(1) As rated at December 31, 2015 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published for these entities.
(2) The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.
(3)  Includes $269.7 million at risk with Wells Fargo Bank, NA and $64.9 million at risk with Wells Fargo Securities LLC.
(4) Includes $309.8 million at risk with RBC Barbados, $10.7 million at risk with Royal Bank of Canada and $6.8 million at risk with RBC Capital Markets LLC. Counterparty ratings are not published for RBC Barbados and RBC Capital Markets LLC.
(5) Includes Non-Agency MBS pledged as collateral with contemporaneous repurchase and reverse repurchase agreements.

FHLB Advances

As of December 31, 2015, MFA Insurance had $1.500 billion in outstanding long-term secured FHLB advances with a weighted average borrowing rate of 0.50% and a weighted average term to maturity of 4.79 years. However, MFA Insurance is required by recent amendments to FHLB membership regulations to terminate its membership and repay the outstanding advances by February 19, 2017. (See Note 18) Interest payable on outstanding FHLB advances at December 31, 2015 totaled approximately $508,000, and is included in Accrued interest payable on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements, derivative hedging instruments and FHLB advances at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$38,569	$—	$57,247	$—
Cash (1)	70,573	—	66,486	—
	109,142	—	123,733	—
Repurchase Agreement Borrowings:
Agency MBS	2,881,049	—	5,462,566	—
Legacy Non-Agency MBS (2)(3)	2,818,968	—	3,491,312	—
RPL/NPL MBS	2,625,866	—	160,688	—
U.S. Treasury securities	507,443	—	512,105	—
CRT securities	170,352	—	94,610	—
Residential whole loans	684,136	—	212,986	—
Cash (1)	965	—	769	—
	9,688,779	—	9,935,036	—
FHLB Advances:
Agency MBS	1,612,476	—	—	—
	1,612,476	—	—	—
Reverse Repurchase Agreements:
U.S. Treasury securities	—	507,443	—	512,105
	—	507,443	—	512,105
Total	$11,410,397	$507,443	$10,058,769	$512,105

(1) Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.
(2) Includes $570.5 million and $1.275 billion of Legacy Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at December 31, 2015 and 2014, respectively, that are eliminated from the Company’s consolidated balance sheets.
(3) In addition, at December 31, 2015 and 2014, $726.7 million and $731.0 million of Legacy Non-Agency MBS, respectively, are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and other advances, and derivative hedging instruments at December 31, 2015:

	December 31, 2015
	Assets Pledged Under Repurchase Agreements and Other Advances			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value	Amortized Cost	Accrued Interest on Pledged Assets	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Assets
Agency MBS (1)	$4,493,525	$4,465,081	$10,593	$38,569	$39,460	$80	$4,542,767
Legacy Non-Agency MBS(2)(3)	2,818,968	2,278,870	10,241	—	—	—	2,829,209
RPL/NPL MBS	2,625,866	2,644,797	1,592	—	—	—	2,627,458
U.S. Treasuries	507,443	507,443	—	—	—	—	507,443
CRT securities	170,352	173,367	83	—	—	—	170,435
Residential whole loans	684,136	673,788	952	—	—	—	685,088
Cash (4)	965	965	—	70,573	70,573	—	71,538
Total	$11,301,255	$10,744,311	$23,461	$109,142	$110,033	$80	$11,433,938

(1)  Includes Agency MBS pledged under FHLB advances with an aggregate fair value of $1.612 billion, aggregate amortized cost of $1.606 billion and aggregate accrued interest of approximately $3.9 million at December 31, 2015.
(2) Includes $570.5 million of Legacy Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at December 31, 2015, that are eliminated from the Company’s consolidated balance sheets.
(3)  In addition, at December 31, 2015, $726.7 million of Legacy Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.
(4) Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

10.      Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and may potentially be offset on the Company’s consolidated balance sheets at December 31, 2015 and 2014:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
December 31, 2015
Swaps, at fair value	$1,127	$—	$1,127	$(1,127)	$—	$—
Total	$1,127	$—	$1,127	$(1,127)	$—	$—

December 31, 2014
Swaps, at fair value	$3,136	$—	$3,136	$(3,136)	$—	$—
Total	$3,136	$—	$3,136	$(3,136)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
December 31, 2015
Swaps, at fair value (2)	$70,526	$—	$70,526	$—	$(70,526)	$—
Repurchase agreements and other advances (3)	9,388,902	—	9,388,902	(9,387,937)	(965)	—
Total	$9,459,428	$—	$9,459,428	$(9,387,937)	$(71,491)	$—

December 31, 2014
Swaps, at fair value (2)	$62,198	$—	$62,198	$—	$(62,198)	$—
Repurchase agreements (3)	8,267,388	—	8,267,388	(8,266,619)	(769)	—
Total	$8,329,586	$—	$8,329,586	$(8,266,619)	$(62,967)	$—

(1) Amounts disclosed in the Financial Instruments column of the table above represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements and other advances, and derivative transactions.  Amounts disclosed in the Cash Collateral Pledged column of the table above represent amounts pledged as collateral against derivative transactions and repurchase agreements, and exclude excess collateral of $47,000 and $4.3 million at December 31, 2015 and 2014, respectively.
(2) The fair value of securities pledged against the Company’s Swaps was $38.6 million and $57.2 million at December 31, 2015 and 2014, respectively.
(3) The fair value of financial instruments pledged against the Company’s repurchase agreements and other advances was $11.300 billion and $9.934 billion at December 31, 2015 and 2014, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

12.    Commitments and Contingencies

(a)  Lease Commitments

The Company pays monthly rent pursuant to two operating leases.  The lease term for the Company’s headquarters in New York, New York extends through May 31, 2020.  The lease provides for aggregate cash payments ranging over time of approximately $2.5 million per year, paid on a monthly basis, exclusive of escalation charges.  In addition, as part of this lease agreement, the Company has provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, the Company has a lease through December 31, 2016 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, lease payments totaling $30,000, annually.

The Company recognized lease expense of $2.6 million, $2.5 million and $2.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, which is included in Other general and administrative expense within the consolidated statements of operations.  At December 31, 2015, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments
(In Thousands)
2016	$2,552
2017	2,522
2018	2,522
2019	2,522
2020	1,050
Total	$11,168

(b)  Representations and Warranties in Connection with Resecuritization Transactions

In connection with the resecuritization transactions engaged in by the Company (See Note 17 for further discussion), the Company has the obligation under certain circumstances to repurchase assets from its VIEs upon breach of certain representations and warranties.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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
Issuance of 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”)
On April 15, 2013, the Company filed articles supplementary amending its charter to reclassify 8,050,000 shares of the Company’s authorized but unissued common stock as shares of the Company’s Series B Preferred Stock. On the same date, the Company completed the issuance of 8.0 million shares of its Series B Preferred Stock with a par value of $0.01 per share, and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. The aggregate net proceeds to the Company from the offering of the Series B Preferred Stock were approximately $193.3 million, after deducting the underwriting discount and related offering expenses. The Company used a portion of the net proceeds to redeem all of its outstanding Series A Preferred Stock (as discussed above), and used the remaining net proceeds of the offering for general corporate purposes, including, without limitation, to acquire additional MBS consistent with its investment policy, and for working capital, which included, among other things, the repayment of its repurchase agreements.
The Company’s Series B Preferred Stock is entitled to receive a dividend at a rate of 7.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up. Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing on April 15, 2018 (subject to the Company’s right, under limited circumstances, to redeem the Series B Preferred Stock prior to that date in order to preserve its qualification as a REIT and upon certain specified change in control transactions in which the Company’s common stock and the acquiring or surviving entity common securities would not be listed on the New York Stock Exchange (the “NYSE”), the NYSE MKT or NASDAQ, or any successor exchanges).
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2013 through December 31, 2015:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2015	November 19, 2015	December 3, 2015	December 31, 2015	$0.46875
	August 24, 2015	September 9, 2015	September 30, 2015	0.46875
	May 18, 2015	June 2, 2015	June 30, 2015	0.46875
	February 13, 2015	February 27, 2015	March 31, 2015	0.46875

2014	November 21, 2014	December 5, 2014	December 31, 2014	$0.46875
	August 25, 2014	September 8, 2014	September 30, 2014	0.46875
	May 19, 2014	June 10, 2014	June 30, 2014	0.46875
	February 14, 2014	February 28, 2014	March 31, 2014	0.46875

2013	November 19, 2013	December 3, 2013	December 31, 2013	$0.46875
	August 22, 2013	September 5, 2013	September 30, 2013	0.46875
	May 20, 2013	June 3, 2013	July 1, 2013	0.39583

(b)  Dividends on Common Stock
The following table presents cash dividends declared by the Company on its common stock from January 1, 2013 through December 31, 2015:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2015	December 9, 2015	December 28, 2015	January 29, 2016	$0.20	(1)
	September 17, 2015	September 29, 2015	October 30, 2015	0.20
	June 15, 2015	June 29, 2015	July 31, 2015	0.20
	March 13, 2015	March 27, 2015	April 30, 2015	0.20

2014	December 9, 2014	December 26, 2014	January 30, 2015	$0.20
	September 17, 2014	September 29, 2014	October 31, 2014	0.20
	June 13, 2014	June 27, 2014	July 31, 2014	0.20
	March 10, 2014	March 28, 2014	April 30, 2014	0.20

2013	December 11, 2013	December 31, 2013	January 31, 2014	$0.20
	September 26, 2013	October 11, 2013	October 31, 2013	0.22
	August 1, 2013	August 12, 2013	August 30, 2013	0.28	(2)
	June 28, 2013	July 12, 2013	July 31, 2013	0.22
	March 28, 2013	April 12, 2013	April 30, 2013	0.22
	March 4, 2013	March 18, 2013	April 10, 2013	0.50	(3)

(1)  At December 31, 2015, the Company had accrued dividends and dividend equivalents payable of $74.6 million related to the common stock dividend declared on December 9, 2015.
(2) Reflects the special cash dividend on common stock declared on August 1, 2013.
(3) Reflects the special cash dividend on common stock declared on March 4, 2013.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes.  However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the year ended December 31, 2015, a portion of the Company’s common stock dividends were deemed to be capitalized gains. For the years ended December 31, 2014 and 2013, our common stock dividends were characterized as ordinary income to stockholders.

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On August 8, 2013, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At December 31, 2015, 6.8 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the years ended December 31, 2015, 2014 and 2013, the Company issued 162,373, 4,526,855 and 9,511,739 shares of common stock through the DRSPP, raising net proceeds of approximately $1.2 million, $35.6 million and $77.6 million, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2015, the Company issued 30,728,992 shares pursuant to the DRSPP, raising net proceeds of $258.3 million.

(d)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock. The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the years ended December 31, 2015 and 2014. During the year ended December 31, 2013, the Company repurchased 2,143,354 shares of its common stock at a total cost of approximately $15.4 million and an average cost of $7.20 per share. At December 31, 2015, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

(e)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015			2014			2013
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI
Balance at beginning of period	$813,515	$(59,062)	$754,453	$752,912	$(15,217)	$737,695	$824,808	$(62,831)	$761,977
OCI before reclassifications	(194,890)	(10,337)	(205,227)	95,551	(44,292)	51,259	(52,063)	47,614	(4,449)
Amounts reclassified from AOCI (1)	(37,912)	—	(37,912)	(34,948)	447	(34,501)	(19,833)	—	(19,833)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	4,537	—	4,537	—	—	—	—	—	—
Net OCI during period (2)	(228,265)	(10,337)	(238,602)	60,603	(43,845)	16,758	(71,896)	47,614	(24,282)
Balance at end of period	$585,250	$(69,399)	$515,851	$813,515	$(59,062)	$754,453	$752,912	$(15,217)	$737,695

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the years ended December 31, 2015, 2014, and 2013:

	For the Year Ended December 31,
	2015	2014	2013
Details about AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(37,207)	$(34,948)	$(19,833)	Gain on sales of MBS and U.S. Treasury securities, net
OTTI recognized in earnings	(705)	—	—	Net impairment losses recognized in earnings
Total AFS Securities	(37,912)	(34,948)	(19,833)

Swaps designated as cash flow hedges:
De-designated Swaps	—	447	—	Other, net
Total Swaps designated as cash flow hedges	—	447	—
Total reclassifications for period	$(37,912)	$(34,501)	$(19,833)

At December 31, 2015, and 2014 the Company had unrealized losses recorded in AOCI of $1.3 million, and $629,000, respectively, on securities for which OTTI had been recognized in earnings in prior periods.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

14.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2015	2014	2013
Numerator:
Net income	$313,226	$313,504	$302,709
Dividends declared on preferred stock	(15,000)	(15,000)	(13,750)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(1,539)	(1,106)	(1,080)
Issuance costs of redeemed preferred stock (1)	—	—	(3,947)
Net income available to common stockholders - basic and diluted	$296,687	$297,398	$283,932

Denominator:
Weighted average common shares for basic and diluted earnings per share (2)	372,114	369,048	362,399
Basic and diluted earnings per share	$0.80	$0.81	$0.78

(1) Issuance costs of redeemed preferred stock represent the original offering costs related to the Series A Preferred Stock, which was redeemed on May 16, 2013. (See Note 13)
(2) At December 31, 2015, the Company had an aggregate of 2.0 million equity instruments outstanding that were not included in the calculation of diluted EPS for the year ended December 31, 2015, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of approximately 111,000 shares of restricted common stock with a weighted average grant date fair value of $7.41 and approximately $1.9 million RSUs with a weighted average grant date fair value of $6.90.  These equity instruments may have a dilutive impact on future EPS.

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

 Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count towards this limit.  At December 31, 2015, approximately 9.4 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock. Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine in its discretion. Payments made on the Company’s outstanding dividend equivalent rights that have been granted as a separate instrument are charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

expected to vest.  The Company made payments in respect of such separate instruments of approximately $16,000, $69,000 and $412,000 during the years ended December 31, 2015, 2014 and 2013, respectively.  The dividend equivalent payments made in respect of such separate instruments for the year ended December 31, 2013, reflect special cash dividends paid of $0.78 per share, or approximately $194,000. At December 31, 2015, there were 8,215 dividend equivalent rights outstanding, which had been awarded separately from, but in connection with, grants of RSUs made in prior years. A 0% forfeiture rate was assumed with respect to such dividend equivalent rights outstanding at December 31, 2015.  At December 31, 2015, the Company had unrecognized compensation expense of approximately $44,000 related to such dividend equivalent rights, which are scheduled to elapse over a weighted average period of 6 months.

The following table presents information about the Company’s dividend equivalents rights awarded as separate instruments at and for each of the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
	Number of Dividend Equivalent Rights
Outstanding at beginning of year:	24,402	218,225	266,075
Granted	—	—	—
Cancelled, forfeited or expired	(16,187)	(193,823)	(47,850)
Outstanding at end of year	8,215	24,402	218,225

The weighted average grant date fair value of the dividend equivalent rights in the above table is $2.77. The determination of the weighted average grant date fair value of these awards required the Company to estimate certain valuation inputs.  In determining the fair value for these awards granted in 2011, the Company applied:  (i) a weighted average volatility estimate of approximately 31%, which was determined considering historic volatility in the price of Company’s common stock over the six-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 2.23% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 13%.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

At December 31, 2015, the Company had no Options outstanding.  The following table presents information about the Company’s Options at and for each of the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,
	2014		2013
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year:	5,000	$8.40	427,000	$10.14
Granted	—	—	—	—
Cancelled, forfeited or expired	(5,000)	8.40	(402,000)	10.25
Exercised (1)	—	—	(20,000)	8.40
Outstanding at end of year	—	$—	5,000	$8.40
Options exercisable at end of year	—	$—	5,000	$8.40

(1) For the year ended December 31, 2013, the intrinsic value of Options exercised was approximately $19,000.

Restricted Stock

At December 31, 2015 and December 31, 2014, the Company had unrecognized compensation expense of approximately $807,000 and $1.8 million, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of approximately $193,000 and $312,000 on unvested shares of restricted stock at December 31, 2015 and December 31, 2014, respectively. The total fair value of restricted shares vested during the years ended December 31, 2015, 2014 and 2013 was approximately $4.3 million, $5.7 million and $2.1 million, respectively.  The unrecognized compensation expense at December 31, 2015 is expected to be recognized over a weighted average period of 1.5 years.

The following table presents information with respect to the Company’s restricted stock for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015		2014		2013
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of year:	243,948	$7.48	443,967	$7.50	483,442	$7.74
Granted	497,007	6.83	491,797	8.29	231,531	7.33
Vested (2)	(629,212)	6.98	(690,397)	8.07	(270,456)	7.77
Cancelled/forfeited	(823)	7.74	(1,419)	7.58	(550)	7.72
Outstanding at end of year	110,920	$7.41	243,948	$7.48	443,967	$7.50

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.
(2) All restrictions associated with restricted stock are removed on vesting.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of December 31, 2015 are designated to be settled in shares of the Company’s common stock.  All RSUs outstanding at December 31, 2015 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled. At December 31, 2015 and December 31, 2014, the Company had unrecognized compensation expense of $4.0 million and $2.7 million, respectively, related to RSUs.   The unrecognized compensation expense at December 31, 2015 is expected to be recognized over a weighted average period of 1.7 years.  A 0% forfeiture rate was assumed with respect to unvested RSUs at December 31, 2015.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table presents information with respect to the Company’s RSUs during the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31, 2015
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	769,174	$7.55	449,300	$5.61	1,218,474	$6.84
Granted (1)	390,804	7.96	291,250	5.73	682,054	7.01
Settled	(17,298)	6.60	—	—	(17,298)	6.60
Cancelled/forfeited	(3,750)	7.97	(3,750)	5.73	(7,500)	6.85
Outstanding at end of year	1,138,930	$7.71	736,800	$5.66	1,875,730	$6.90
RSUs vested but not settled at end of year	554,023	$7.83	175,500	$5.21	729,523	$7.20
RSUs unvested at end of year	584,907	$7.59	561,300	$5.80	1,146,207	$6.71

	For the Year Ended December 31, 2014
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	490,099	$7.75	287,719	$4.32	777,818	$6.48
Granted (2)	357,015	7.22	273,800	5.87	630,815	6.64
Settled	(72,873)	7.28	(14,465)	4.71	(87,338)	6.86
Cancelled/forfeited	(5,067)	7.36	(97,754)	2.67	(102,821)	2.90
Outstanding at end of year	769,174	$7.55	449,300	$5.61	1,218,474	$6.84
RSUs vested but not settled at end of year	467,638	$7.81	175,500	$5.21	643,138	$7.10
RSUs unvested at end of year	301,536	$7.15	273,800	$5.87	575,336	$6.54

	For the Year Ended December 31, 2013
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	448,141	$7.61	279,507	$4.55	727,648	$6.43
Granted (3)	64,483	8.23	48,341	2.59	112,824	5.82
Settled	(21,025)	6.20	(32,066)	2.80	(53,091)	4.15
Cancelled/forfeited	(1,500)	7.77	(8,063)	7.89	(9,563)	7.88
Outstanding at end of year	490,099	$7.75	287,719	$4.32	777,818	$6.48
RSUs vested but not settled at end of year	84,199	$8.50	14,625	$4.69	98,824	$7.93
RSUs unvested at end of year	405,900	$7.60	273,094	$4.30	678,994	$6.27

(1) The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs.  In determining the fair value for 582,500 of these awards granted in 2015, the Company applied:  (i) a weighted average volatility estimate of approximately 18%, which was determined considering historic volatility in the price of Company’s common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

average risk-free rate of 0.90% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 9%.  The weighted average grant date fair value for the remaining 99,554 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date ranging from $7.93 to $7.97. There are no post vesting conditions on these awards.
(2) The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs.  In determining the fair value for 547,600 of these awards granted in 2014, the Company applied:  (i) a weighted average volatility estimate of approximately 22%, which was determined considering historic volatility in the price of Company’s common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 0.73% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 8%.  The weighted average grant date fair value for the remaining 83,215 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date ranging from $7.19 to $8.16. There are no post vesting conditions on these awards.
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

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Restricted shares of common stock	$4,373	$5,553	$2,150
RSUs (1)	3,377	2,886	1,813
Dividend equivalent rights	82	146	195
Total	$7,832	$8,585	$4,158

(1) RSU expense for the year ended December 31, 2014 includes approximately $500,000 for a one-time grant to the Company’s chief executive officer.

(b)  Employment Agreements

At December 31, 2015, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
(In Thousands)	2015	2014	2013
Non-employee directors	$(59)	$69	$17
Total	$(59)	$69	$17

The Company distributed cash of $109,000, $119,000 and $12,000 to the participants of the Deferred Plans during the years ended December 31, 2015, 2014 and 2013, respectively.  The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2015 and 2014 that had not been distributed and the Company’s associated liability for such deferrals at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$601	$614	$324	$446
Total	$601	$614	$324	$446

(1)  Represents the cumulative amounts that were deferred by participants through December 31, 2015 and 2014, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2015, 2014 and 2013, the Company recognized expenses for matching contributions of $309,000, $237,000 and $250,000, respectively.

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
DECEMBER 31, 2015

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

In determining the fair value of its Non-Agency MBS and CRT securities, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants.  In valuing Non-Agency MBS, the Company understands that pricing services use observable inputs that include, in addition to trading activity observed in the marketplace, loan delinquency data, credit enhancement levels and vintage, which are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches of Legacy Non-Agency MBS that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table presents the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2015 and 2014, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at December 31, 2015

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$4,752,244	$—	$4,752,244
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	6,420,817	—	6,420,817
CRT securities	—	183,582	—	183,582
Securities obtained and pledged as collateral	507,443	—	—	507,443
Residential whole loans, at fair value	—	—	623,276	623,276
Swaps	—	1,127	—	1,127
Total assets carried at fair value	$507,443	$11,357,770	$623,276	$12,488,489
Liabilities:
Swaps	$—	$70,526	$—	$70,526
Obligation to return securities obtained as collateral	507,443	—	—	507,443
Total liabilities carried at fair value	$507,443	$70,526	$—	$577,969

Fair Value at December 31, 2014

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$5,904,207	$—	$5,904,207
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	4,755,432	—	4,755,432
CRT securities	—	102,983	—	102,983
Securities obtained and pledged as collateral	512,105	—	—	512,105
Residential whole loans, at fair value	—	—	143,472	143,472
Linked Transactions	—	398,336	—	398,336
Swaps	—	3,136	—	3,136
Total assets carried at fair value	$512,105	$11,164,094	$143,472	$11,819,671
Liabilities:
Swaps	$—	$62,198	$—	$62,198
Obligation to return securities obtained as collateral	512,105	—	—	512,105
Total liabilities carried at fair value	$512,105	$62,198	$—	$574,303

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table presents additional information for the years ended December 31, 2015 and 2014 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Residential Whole Loans, at Fair Value
	For the Year Ended December 31,
(In Thousands)	2015	2014
Balance at beginning of period	$143,472	$—
Purchases and capitalized advances	534,574	147,471
Changes in fair value recorded in Net gain on residential whole loans held at fair value	6,539	(388)
Collection of principal, net of liquidation gains/losses	(34,767)	(1,038)
Transfer to REO	(26,542)	(2,573)
Balance at end of period	$623,276	$143,472

The Company did not transfer any assets or liabilities from one level to another during the years ended December 31, 2015 and 2014.

The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of December 31, 2015 and 2014:

Fair Value Methodology for Level 3 Financial Instruments

	December 31, 2015
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Range	Weighted Average

Residential whole loans, at fair value	$113,166	Discounted cash flow	Discount rate	6.00-8.70%	7.00%
			Prepayment rate	0.25-11.10%	6.59%
			Default rate	0.00-9.10%	3.10%
			Loss severity	10.00-79.40%	17.03%

	$392,557	Liquidation model	Discount rate	6.75-10.02%	6.85%
			Annual change in home prices	(5.51)-6.08%	1.28%
			Liquidation timeline (in years)	0.67-4.42	1.56
			Current value of underlying properties	$14-$3,500	$626
Total	$505,723

(1) Excludes approximately $117.6 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at December 31, 2015.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company’s residential whole loans for which the fair value option was elected at December 31, 2015 and 2014:

	December 31, 2015			December 31, 2014
(In Thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Residential whole loans, at fair value
Total loans	$623,276	$786,330	$(163,054)	$143,472	$182,613	$(39,141)
Loans 90 days or more past due	$493,640	$637,459	$(143,819)	$128,591	$165,358	$(36,767)

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Agency MBS	$4,752,244	$4,752,244	$5,904,207	$5,904,207
Non-Agency MBS, including MBS transferred to consolidated VIEs	6,420,817	6,420,817	4,755,432	4,755,432
CRT securities	183,582	183,582	102,983	102,983
Securities obtained and pledged as collateral	507,443	507,443	512,105	512,105
Residential whole loans, at carrying value	271,845	289,696	207,923	217,386
Residential whole loans, at fair value	623,276	623,276	143,472	143,472
Cash and cash equivalents	165,007	165,007	182,437	182,437
Restricted cash	71,538	71,538	67,255	67,255
Linked Transactions	—	—	398,336	398,336
Swaps	1,127	1,127	3,136	3,136
Financial Liabilities:
Repurchase agreements	7,888,902	7,828,115	8,267,388	8,266,699
FHLB advances	1,500,000	1,500,000	—	—
Securitized debt	22,057	22,057	110,574	110,791
Obligation to return securities obtained as collateral	507,443	507,443	512,105	512,105
Senior Notes	100,000	99,391	100,000	103,031
Swaps	70,526	70,526	62,198	62,198

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

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At December 31, 2015 and 2014, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

Linked Transactions: As previously discussed, new accounting guidance that was effective for the Company on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting, and as a result, the Company did not have any Linked Transactions at December 31, 2015. The Non-Agency MBS that prior to January 1, 2015 were accounted for as a component of Linked Transactions were valued using similar techniques to those used for the Company’s other Non-Agency MBS.  The value of the underlying MBS was then netted against the carrying amount (which approximates fair value) of the repurchase agreement borrowing at the valuation date.  The fair value of Linked Transactions also included accrued interest receivable on the MBS and accrued interest payable on the underlying repurchase agreement borrowings.  The Company’s Linked Transactions were classified as Level 2 in the fair value hierarchy at December 31, 2014.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

The following table summarizes the key details of the resecuritization transactions in which the Company participated as of December 31, 2015:

(Dollars in Thousands)	February 2012	October 2010
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1	DMSI 2010-RS2
Principal value of Non-Agency MBS sold	$433,347	$985,228
Face amount of Bonds issued by the VIE and purchased by 3rd party investors (1)	$186,691	$373,577
Outstanding amount of Senior Bonds at December 31, 2015 (1)	$22,057	$—
Pass-through rate for Senior Bonds issued	2.85%	—%
Face amount of Senior Support Certificates received by the Company (2)	$217,103	$455,063
Cash received	$186,691	$375,621
Notional amount acquired of non-rated, interest only senior certificates (1)	$186,691	$—
Unamortized deferred costs	$190	$—

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

As of December 31, 2015 and 2014, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $598.3 million and $1.397 billion, respectively.  These assets are included in the Company’s consolidated balance sheets and disclosed as “Non-Agency MBS transferred to consolidated VIEs, at fair value”.  As of December 31, 2015 and 2014, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $22.1 million and $110.6 million, respectively.  These Senior Bonds are included in the Company’s consolidated balance sheets and disclosed as “Securitized debt.”  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

Subsequent to the repayment of the outstanding balance of Senior Bonds issued by the CSMC Series 2011-1R Trust (the “Trust”), this resecuritization financing structure was terminated during 2015. The termination was effected through an exchange of the remaining beneficial interests previously issued by the Trust and held by the Company for the underlying securities that had previously been transferred to and held by the Trust at the date of termination. Following the exchange, the beneficial interests were cancelled by the trustee and the Trust was terminated. The exchange and termination of this financing structure did not result in any gain or loss to the Company. As a result of the termination, the underlying securities originally transferred as part of this resecuritization are reported as Non-Agency MBS in the Company’s consolidated balance sheets at December 31, 2015 and interest income from the underlying securities from the date of termination through December 31, 2015 is reported as Interest income from Non-Agency MBS in the Company’s consolidated statements of operations.

Prior to the completion of the Company’s first resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.

Residential Whole Loans

Included on the Company’s consolidated balance sheets as of December 31, 2015 and 2014 is a total of $895.1 million and $351.4 million of residential whole loans, of which approximately $271.8 million and $207.9 million are reported at carrying value and $623.3 million and $143.5 million are reported at fair value, respectively. The inclusion of these assets arises from the Company’s 100% equity interest in certain trusts established to acquire the loans. Based on its evaluation of its 100% interest in these trusts and other factors, the Company has determined that the trusts are required to be consolidated for financial reporting purposes. During 2015 and 2014, approximately $16.0 million and $4.1 million of interest income was recognized from residential whole loans reported at carrying value, respectively, which is included in Interest Income on the Company’s consolidated statements of operations. In addition, the Company recognized net gains of approximately $17.7 million and $116,000, on residential whole loans held at fair value during 2015 and 2014, respectively, which amounts are included in Other Income, net on the Company’s consolidated statements of operations. (See Note 4)

18.  Subsequent Events

Federal Housing Finance Agency (“FHFA”) Final Rule on FHLB Membership

In January, 2016, the FHFA released its final rule amending its regulation on FHLB membership, which, amongst other things, provided termination rules for current captive insurance members. As a result of such regulation, MFA Insurance will not be permitted new advances or renewal of existing advances and will be required to terminate its FHLB membership within one year of the rule’s effective date of February 19, 2016.

Unwind of resecuritization structure

On February 9, 2016, the Company entered into an agreement to amend the DMSI 2010-RS2 Trust Agreement in order to facilitate the unwind of a resecuritization transaction in which the Company originally participated in 2010. Concurrent with the amendment to the Trust Agreement, the Company entered into a transaction to exchange the remaining beneficial interests issued by the DMSI 2010-RS2 Trust (the “Trust”) that were held by the Company for the underlying securities that had previously been transferred to and held by the Trust. The Company expects, following completion of any final Trust distributions, the remaining beneficial interests will be cancelled and the Trust terminated.

For financial reporting purposes, the exchange transaction will not result in any gain or loss to the Company as this resecuritization was accounted for as a financing transaction. However, for purposes of determining REIT taxable income, this resecuritization transaction was originally accounted for as a sale of the underlying securities to the Trust and acquisition by the Company of beneficial interests issued by the Trust. Because the fair value of the underlying securities received exceeded the Company’s tax basis in the remaining beneficial interests at the exchange date, the unwind of this resecuritization structure will result in the Company recognizing taxable income currently estimated to be approximately $70.9 million or $0.19 per common share.

In addition, the unwind of this resecuritization transaction will result in an increase in the Company’s available sources of liquidity as immediately following the exchange transaction, estimated financing from unpledged Non-Agency MBS is increased by approximately $90 million.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015

19.  Summary of Quarterly Results of Operations (Unaudited)

	2015 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest income	$129,943	$123,995	$119,706	$118,499
Interest expense	(43,940)	(42,849)	(43,703)	(46,456)
Net interest income	86,003	81,146	76,003	72,043
Net impairment losses recognized in earnings	(407)	(298)	—	—
Gain on sales of MBS	6,435	7,617	11,196	9,652
Net gain on residential whole loans held at fair value	2,034	3,224	5,565	6,899
Other income/(loss)	311	(678)	(259)	(831)
Operating and other expense	(12,202)	(12,940)	(12,995)	(14,292)
Net income	82,174	78,071	79,510	73,471
Preferred stock dividends	(3,750)	(3,750)	(3,750)	(3,750)
Net income available to common stock and participating securities	$78,424	$74,321	$75,760	$69,721
Earnings per Common Share - Basic and Diluted	$0.21	$0.20	$0.20	$0.19

	2014 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest income	$121,174	$119,294	$112,157	$111,192
Interest expense	(40,921)	(40,569)	(39,358)	(38,960)
Net interest income	80,253	78,725	72,799	72,232
Gain on sales of MBS	3,571	7,852	13,880	12,194
Unrealized net gains and net interest income from Linked Transactions	3,251	3,776	2,559	7,506
Net gain on residential whole loans held at fair value	—	—	—	116
Other (loss)/income	(416)	56	54	386
Operating and other expense	(10,471)	(11,683)	(10,410)	(12,726)
Net income	76,188	78,726	78,882	79,708
Preferred stock dividends	(3,750)	(3,750)	(3,750)	(3,750)
Net income available to common stock and participating securities	$72,438	$74,976	$75,132	$75,958
Earnings per Common Share - Basic and Diluted	$0.20	$0.20	$0.20	$0.20

Schedule IV - Mortgage Loans on Real Estate

December 31, 2015

Asset Type	Number	Interest Rate	Maturity Date Range	Balance Sheet Reported Amount	Principal Amount of Loans Subject to Delinquent Principal or Interest
(Dollars in Thousands)
Residential whole loans at carrying value	1,993	0.00%-14.00%	5/20/2015-11/1/2064	$271,845	$116,370
Residential whole loans at fair value	3,143	1.00%-14.00%	2/1/2004-12/1/2055	623,276	679,353
				$895,121	$795,723

The following table summarizes the changes in the carrying amounts of residential whole loans during the year ended December 31, 2015.

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

	For the Year Ended December 31, 2015
(In Thousands)	Residential whole loans at carrying value	Residential whole loans at fair value
Beginning Balance	$207,923	$143,472
Additions during period:
Purchases and capitalized advances	82,338	534,574
Accretion of purchase discount	15,511	N/A
Deductions during period:
Collection of principal	(17,029)	(34,767)
Collection of interest	(14,053)	—
Changes in fair value recorded in Gain on loans recorded at fair value	N/A	6,539
Provision for loan loss	(1,028)	N/A
Transfer to REO	(1,817)	(26,542)
Ending Balance	$271,845	$623,276

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

In connection with the preparation of this Annual Report on Form 10-K, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2015, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2015. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (the “2013 COSO Framework”). As a result of this assessment, management concluded that, as of December 31, 2015, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s independent registered public accounting firm, KPMG LLP, have issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 145 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MFA Financial, Inc.:

We have audited MFA Financial, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MFA Financial, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss)/income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 18, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 18, 2016

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We expect to file with the SEC, in April 2016 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about May 25, 2016.  The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)         Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements.  The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 81 through 141 of this Annual Report on Form 10-K and are incorporated herein by reference.

(b)         Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

(c)   Financial Statement Schedules required by Regulation S-X

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2015.

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

MFA Financial, Inc.

Date: February 18, 2016	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 18, 2016	By	/s/	William S. Gorin
William S. Gorin
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 18, 2016	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

Date: February 18, 2016	By	/s/	Kathleen A. Hanrahan
Kathleen A. Hanrahan
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 18, 2016	By	/s/	George H. Krauss
George H. Krauss
Chairman and Director

Date: February 18, 2016	By	/s/	Stephen R. Blank
Stephen R. Blank
Director

Date: February 18, 2016	By	/s/	James A. Brodsky
James A. Brodsky
Director

Date: February 18, 2016	By	/s/	Richard J. Byrne
Richard J. Byrne
Director

Date: February 18, 2016	By	/s/	Laurie Goodman
Laurie Goodman
Director

Date: February 18, 2016	By	/s/	Alan L. Gosule
Alan L. Gosule
Director

Date: February 18, 2016	By	/s/	Robin Josephs
Robin Josephs
Director

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K.  The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith.  All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference.  Exhibits numbered 10.1 through 10.22 are management contracts or compensatory plans or arrangements.

3.1    Amended and Restated Articles of Incorporation of the Company, dated April 8, 1998 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated April 24, 1998 (Commission File No. 1-13991)).

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

3.5    Articles of Amendment (Articles Supplementary) to the Amended and Restated Articles of Incorporation of the Company, dated January 1, 2010 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated January 5, 2010 (Commission File No. 1-13991)).

3.6    Articles Supplementary of the Company, dated March 8, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated March 11, 2011 (Commission File No. 1-13991)).

3.7     Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company, dated May 24, 2011 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, dated May 26, 2011 (Commission File No. 1-13991)).

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

10.5    Employment Agreement, entered into as of March 1, 2010, by and between the Company and Sunil Yadav (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-13991)).

10.6    Amendment No. 1, dated February 9, 2015, to Employment Agreement, entered into as of March 1, 2010, by and between the Company and Sunil Yadav (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-13991)).

10.7    2010 Equity Compensation Plan, dated May 10, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated May 10, 2010 (Commission File No. 1-13991)).

10.8    MFA Financial, Inc. Equity Compensation Plan (which is an amendment and restatement of the Company’s 2010 Equity Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2015 (Commission File No. 1-13991)).

10.9    Senior Officers Deferred Bonus Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated December 12, 2008 (Commission File No. 1-13991)).

10.10*    Fourth Amended and Restated 2003 Non-Employee Directors Deferred Compensation Plan, as amended and restated through December 15, 2014.

10.11    Form of Incentive Stock Option Award Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-13991)).

10.12    Form of Non-Qualified Stock Option Award Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-13991)).

10.13    Form of Restricted Stock Award Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-13991)).

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

10.16    Form of Phantom Share Award Agreement (Time-Based Vesting) (Gorin and Knutson) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.17    Form of Phantom Share Award Agreement (Performance-Based Vesting) (Gorin and Knutson) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.18    Form of Phantom Share Award Agreement (Vested Award) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.19    Form of Phantom Share Award Agreement (Time-Based Vesting) relating to each of the Company’s Equity Compensation Plan and the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.20    Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to each of the Company’s Equity Compensation Plan and the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.21    Form of Dividend Equivalent Rights Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.22     Summary Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-13991)).

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

* Filed herewith.

**These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.