Form 10-Q
period 2016-03-31
MFA FINANCIAL, INC.
filed 2016-05-04
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

371,072,639 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 28, 2016.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)	March 31, 2016	December 31, 2015
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”) and credit risk transfer (“CRT”) securities:
Agency MBS, at fair value ($4,317,158 and $4,532,094 pledged as collateral, respectively)	$4,544,883	$4,752,244
Non-Agency MBS, at fair value ($5,003,131 and $4,874,372 pledged as collateral, respectively)	5,902,305	5,822,519
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”), at fair value (1)	198,452	598,298
CRT securities, at fair value ($196,350 and $170,352 pledged as collateral, respectively)	215,803	183,582
Securities obtained and pledged as collateral, at fair value	513,409	507,443
Residential whole loans, at carrying value ($200,854 and $93,692 pledged as collateral, respectively)	376,235	271,845
Residential whole loans, at fair value ($609,769 and $585,971 pledged as collateral, respectively)	647,360	623,276
Cash and cash equivalents	146,236	165,007
Restricted cash	123,676	71,538
Other assets	176,082	166,799
Total Assets	$12,844,441	$13,162,551

Liabilities:
Repurchase agreements and other advances	$9,143,645	$9,387,622
Securitized debt (2)	11,821	21,868
Obligation to return securities obtained as collateral, at fair value	513,409	507,443
8% Senior Notes due 2042 (“Senior Notes”)	96,706	96,697
Other liabilities	217,214	181,660
Total Liabilities	$9,982,795	$10,195,290

Commitments and contingencies (See Note 14)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 370,977 and 370,584 shares issued and outstanding, respectively	3,710	3,706
Additional paid-in capital, in excess of par	3,019,891	3,019,956
Accumulated deficit	(572,445)	(572,332)
Accumulated other comprehensive income	410,410	515,851
Total Stockholders’ Equity	$2,861,646	$2,967,261
Total Liabilities and Stockholders’ Equity	$12,844,441	$13,162,551

(1)	Non-Agency MBS transferred to consolidated VIEs represent assets of the consolidated VIEs that can be used only to settle the obligations of each respective VIE.

(2)
Securitized debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that eliminate on consolidation.  The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company.  (See Notes 14 and 19 for further discussion.)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2016	2015
Interest Income:
Agency MBS	$23,997	$31,673
Non-Agency MBS	80,305	81,248
Non-Agency MBS transferred to consolidated VIEs	5,847	12,043
CRT securities	2,692	1,360
Residential whole loans held at carrying value	4,496	3,591
Cash and cash equivalent investments	140	27
Interest Income	$117,477	$129,942

Interest Expense:
Repurchase agreements and other advances	$45,395	$41,182
Senior Notes and other interest expense	2,205	2,758
Interest Expense	$47,600	$43,940

Net Interest Income	$69,877	$86,002

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$—	$(395)
Portion of loss reclassed from other comprehensive income	—	(12)
Net Impairment Losses Recognized in Earnings	$—	$(407)

Other Income, net:
Net gain on residential whole loans held at fair value	$11,881	$2,034
Gain on sales of MBS	9,745	6,435
Other, net	1,026	311
Other Income, net	$22,652	$8,780

Operating and Other Expense:
Compensation and benefits	$7,407	$6,746
Other general and administrative expense	3,918	3,457
Loan servicing and other related operating expenses	3,134	1,999
Operating and Other Expense	$14,459	$12,202

Net Income	$78,070	$82,173
Less Preferred Stock Dividends	3,750	3,750
Net Income Available to Common Stock and Participating Securities	$74,320	$78,423

Earnings per Common Share - Basic and Diluted	$0.20	$0.21

Dividends Declared per Share of Common Stock	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS)/INCOME (UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2016	2015
Net income	$78,070	$82,173
Other Comprehensive (Loss)/Income:
Unrealized gain on Agency MBS, net	13,226	12,885
Unrealized (loss)/gain on Non-Agency MBS, net	(58,840)	26,150
Reclassification adjustment for MBS sales included in net income	(10,485)	(6,423)
Reclassification adjustment for other-than-temporary impairments included in net income	—	(407)
Unrealized loss on derivative hedging instruments, net	(49,342)	(32,367)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	4,537
Other Comprehensive (Loss)/Income	(105,441)	4,375
Comprehensive (loss)/income before preferred stock dividends	$(27,371)	$86,548
Dividends declared on preferred stock	(3,750)	(3,750)
Comprehensive (Loss)/Income Available to Common Stock and Participating Securities	$(31,121)	$82,798

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Three Months Ended March 31, 2016
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	8,000	$80	370,584	$3,706	$3,019,956	$(572,332)	$515,851	$2,967,261
Net income	—	—	—	—	—	78,070	—	78,070
Issuance of common stock, net of expenses (1)	—	—	589	4	302	—	—	306
Repurchase of shares of common stock (1)	—	—	(196)	—	(1,324)	—	—	(1,324)
Equity based compensation expense	—	—	—	—	1,130	—	—	1,130
Accrued dividends attributable to stock-based awards	—	—	—	—	(173)	—	—	(173)
Dividends declared on common stock	—	—	—	—	—	(74,215)	—	(74,215)
Dividends declared on preferred stock	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(218)	—	(218)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	(56,099)	(56,099)
Change in unrealized losses on derivative hedging instruments, net	—	—	—	—	—	—	(49,342)	(49,342)
Balance at March 31, 2016	8,000	$80	370,977	$3,710	$3,019,891	$(572,445)	$410,410	$2,861,646

	Three Months Ended March 31, 2015
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	8,000	$80	370,084	$3,701	$3,013,634	$(568,596)	$754,453	$3,203,272
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	—	—	—	(4,537)	4,537	—
Net income	—	—	—	—	—	82,173	—	82,173
Issuance of common stock, net of expenses (1)	—	—	61	—	312	—	—	312
Repurchase of shares of common stock (1)	—	—	(11)	—	(151)	—	—	(151)
Equity based compensation expense	—	—	—	—	912	—	—	912
Accrued dividends attributable to stock-based awards	—	—	—	—	(113)	—	—	(113)
Dividends declared on common stock	—	—	—	—	—	(74,072)	—	(74,072)
Dividends declared on preferred stock	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(249)	—	(249)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	32,205	32,205
Change in unrealized losses on derivative hedging instruments, net	—	—	—	—	—	—	(32,367)	(32,367)
Balance at March 31, 2015	8,000	$80	370,134	$3,701	$3,014,594	$(569,031)	$758,828	$3,208,172

(1)  For the three months ended March 31, 2016 and 2015, includes approximately $1.3 million (196,333 shares) and $87,000 (11,074 shares), respectively surrendered for tax purposes related to equity-based compensation awards.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$78,070	$82,173
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS	(9,745)	(6,435)
(Gain)/loss on sales of real estate owned	(509)	26
Other-than-temporary impairment charges	—	407
Accretion of purchase discounts on MBS and CRT securities and residential whole loans	(22,083)	(25,254)
Amortization of purchase premiums on MBS	8,143	9,122
Depreciation and amortization on real estate, fixed assets and other assets	272	115
Equity-based compensation expense	1,134	912
Unrealized gain on residential whole loans at fair value	(6,226)	(602)
Increase in other assets	(6,259)	(13,910)
(Decrease)/increase in other liabilities	(3,798)	4,693
Net cash provided by operating activities	$38,999	$51,247

Cash Flows From Investing Activities:
Principal payments on MBS and CRT securities	$807,349	$588,088
Proceeds from sales of MBS	32,034	10,845
Purchases of MBS and CRT securities	(375,404)	(518,127)
Purchases of residential whole loans and capitalized advances	(165,510)	(40,168)
Principal payments on residential whole loans	21,666	6,260
Proceeds from sales of real estate owned	6,157	581
Redemption of Federal Home Loan Bank stock	10,475	—
Additions to leasehold improvements, furniture and fixtures	(56)	(158)
Net cash provided by investing activities	$336,711	$47,321

Cash Flows From Financing Activities:
Principal payments on repurchase agreements and other advances	$(19,776,510)	$(23,325,613)
Proceeds from borrowings under repurchase agreements and other advances	19,532,131	23,348,218
Principal payments on securitized debt	(10,133)	(19,186)
Payments made for margin calls on repurchase agreements and interest rate swap agreements (“Swaps”)	(117,800)	(98,000)
Proceeds from reverse margin calls on repurchase agreements and Swaps	55,700	60,000
Proceeds from issuances of common stock	306	312
Dividends paid on preferred stock	(3,750)	(3,750)
Dividends paid on common stock and dividend equivalents	(74,425)	(74,269)
Net cash used in financing activities	$(394,481)	$(112,288)
Net decrease in cash and cash equivalents	$(18,771)	$(13,720)
Cash and cash equivalents at beginning of period	$165,007	$182,437
Cash and cash equivalents at end of period	$146,236	$168,717

Non-cash Investing and Financing Activities:
MBS and CRT securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$—	$1,917,813
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$—	$1,519,593
Net (decrease)/increase in securities obtained as collateral/obligation to return securities obtained as collateral	$(5,175)	$20,990
Transfer from residential whole loans to real estate owned	$22,280	$3,448
Dividends and dividend equivalents declared and unpaid	$74,583	$74,581

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

1.   Organization

MFA Financial, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders.  The Company has elected to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. (See Notes 2(o) and 15)

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2016 and results of operations for all periods presented have been made.  The results of operations for the three months ended March 31, 2016 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on MBS (See Note 3), valuation of MBS and CRT securities (See Notes 3 and 18), income recognition and valuation of residential whole loans (See Notes 4 and 18), valuation of derivative instruments (See Notes 6 and 18) and income recognition on certain Non-Agency MBS purchased at a discount (See Note 3).  In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (See Note 2(o)).  Actual results could differ from those estimates.

The Company has one reportable segment as we manage our business and analyze and report our results of operations on the basis of one operating segment; investing, on a leveraged basis, in residential mortgage assets.

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
MARCH 31, 2016

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

Determination of Fair Value for MBS and CRT Securities

In determining the fair value of the Company’s MBS and CRT securities, management considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity.  (See Note 18)

Impairments/OTTI

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
MARCH 31, 2016

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

The Company’s residential whole loans pledged as collateral against repurchase agreements are included in the consolidated balance sheets with amounts pledged disclosed parenthetically.  Purchases and sales of residential whole loans are recorded on the trade date, with amounts recorded reflecting management’s current estimate of assets that will be acquired or disposed at the closing of the transaction. This estimate is subject to revision at the closing of the transaction, pending the outcome of due diligence performed prior to closing.

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

A decrease in expected cash flows in subsequent periods may indicate impairment at the pool and/or individual loan level thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. The allowance for loan losses represents the present value of cash flows expected at acquisition, adjusted for any increases due to changes in estimated cash flows, that are subsequently no longer expected to be received at the relevant measurement date. A significant increase in expected cash flows in subsequent periods first reduces any previously recognized allowance for loan losses and then will result in a recalculation in the amount of accretable yield. The adjustment of accretable yield due to a significant increase in expected

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

cash flows is accounted for prospectively as a change in estimate and results in reclassification from nonaccretable difference to accretable yield. (See Notes 4 and 19)

Residential Whole Loans at Fair Value

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

Cash received reflecting coupon payments on residential whole loans held at fair value is not included in Interest Income, but rather is presented in Net gain on residential whole loans held at fair value on the Company’s consolidated statements of operations. (See Notes 4 and 18)

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at March 31, 2016 or December 31, 2015.  The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency, were $129.3 million and $120.4 million at March 31, 2016 and December 31, 2015, respectively.  (See Notes 10 and 18)

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral or otherwise in connection with the Company’s Swaps and/or repurchase agreements.  Restricted cash is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its Swaps and repurchase agreements of $123.7 million and $71.5 million at March 31, 2016 and December 31, 2015, respectively.  (See Notes 6, 9, 10 and 18)

(g)  Goodwill

At March 31, 2016 and December 31, 2015, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through March 31, 2016, the Company had not recognized any impairment against its goodwill. Goodwill is included in Other assets on the Company’s consolidated balance sheets.

(h) Real Estate Owned (“REO”)

REO represents real estate acquired by the Company, including through foreclosure or deed in lieu of foreclosure, and is initially recorded at fair value less estimated selling costs. Subsequent to acquisition, REO is reported, at each reporting date, at the lower of the current carrying amount or fair value less estimated selling costs and for presentation purposes is included in Other assets on the Company’s consolidated balance sheets. Changes in fair value that result in an adjustment to the reported amount of an REO property that has a fair value at or below its carrying amount are reported in Other Income, net on the Company’s consolidated statements of operations. (See Note 7)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

(i)  Depreciation

Leasehold Improvements and Other Depreciable Assets

Depreciation is computed on the straight-line method over the estimated useful life of the related assets or, in the case of leasehold improvements, over the shorter of the useful life or the lease term.  Furniture, fixtures, computers and related hardware have estimated useful lives ranging from five to eight years at the time of purchase.

(j)  Resecuritization and Other Debt Issuance Costs

Resecuritization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with various resecuritization transactions completed by the Company.  Other debt issuance and related costs include costs incurred by the Company in connection with issuing Senior Notes and certain other repurchase agreement financings. These costs may include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges, are included on the Company’s consolidated balance sheets as a direct deduction from the corresponding debt liability. These deferred charges are amortized as an adjustment to interest expense using the effective interest method. For resecuritization financings, amortization is based upon the actual repayments of the associated beneficial interests issued to third parties. For Senior Notes and other repurchase agreement financings, such costs are amortized over the shorter of the period to the expected or stated legal maturity of the debt instruments. The Company periodically reviews the recoverability of these deferred costs and in the event an impairment charge is required, such amount will be included in Operating and Other Expense on the Company’s consolidated statements of operations.

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

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, but may also have longer or shorter terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable or such collateral.  (See Notes 9, 10 and 18)

In addition to the repurchase agreement financing arrangements discussed above, as part of its financing strategy for Non-Agency MBS, the Company has entered into contemporaneous repurchase and reverse repurchase agreements with a single counterparty.  Under a typical reverse repurchase agreement, the Company buys securities from a borrower for cash and agrees to sell the same securities in the future for a price that is higher than the original purchase price.  The difference between the purchase price the Company originally paid and the sale price represents interest received from the borrower.  In contrast, the contemporaneous repurchase and reverse repurchase transactions effectively resulted in the Company pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

collateral from the same counterparty in connection with the reverse repurchase agreement.  No net cash was exchanged between the Company and counterparty at the inception of the transactions.  Securities obtained and pledged as collateral are recorded as an asset on the Company’s consolidated balance sheets.  Interest income is recorded on the reverse repurchase agreement and interest expense is recorded on the repurchase agreement on an accrual basis.  Both the Company and the counterparty have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.  The Company’s liability to the counterparty in connection with this financing arrangement is recorded on the Company’s consolidated balance sheets and disclosed as “Obligation to return securities obtained as collateral, at fair value.”  (See Note 2(c))

Federal Home Loan Bank (“FHLB”) Advances

FHLB advances are secured financing transactions and are carried at their contractual amounts. The ability to borrow from the FHLB is subject to the Company’s continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. The amount of collateral pledged to the FHLB to secure advances is subject to periodic adjustment based on changes in the fair value of the collateral. Accrued interest payable on FHLB advances is included in Other liabilities on the Company’s consolidated balance sheets. (See Notes 9, 10 and 18)

In addition, as a condition to membership in the FHLB, the Company’s wholly-owned subsidiary, MFA Insurance, Inc. (“MFA Insurance”) is required to purchase and hold a certain amount of FHLB stock, which is based, in part, upon the outstanding principal balance of advances from the FHLB. FHLB stock is considered a non-marketable investment, is carried at cost and is subject to recoverability testing under applicable accounting standards. This stock can only be redeemed or sold at its par value, and only to the FHLB. Accordingly, when evaluating FHLB stock for impairment, the Company considers the ultimate recoverability of the par value rather than recognizing temporary declines in value. FHLB stock is included in Other assets on the Company’s consolidated balance sheets.

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

During 2010, the Company granted certain restricted stock units (“RSUs”) that vested after either two or four years of service and provided that certain criteria were met, which were based on a formula that included changes in the Company’s closing stock price over a two- or four-year period and dividends declared on the Company’s common stock during those periods.  From 2011 through 2013, the Company granted certain RSUs that vested annually over a one or three-year period, provided that certain criteria were met, which were based on a formula tied to the Company’s achievement of average total stockholder return during that three-year period.  During 2014, 2015 and the first quarter of 2016, the Company made grants of RSUs certain of which cliff vest after a three-year period and certain of which cliff vest after a three-year period, subject to the achievement of certain performance criteria based on a formula tied to the Company’s achievement of average total stockholder return during that three-year period. The features in these awards related to the attainment of total stockholder return over a specified period constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determined the amount of compensation expense recognized.  The amount of compensation expense recognized was not dependent on whether the market condition was or will be achieved, while differences in actual forfeiture experience relative to estimated forfeitures results in adjustments to the timing and amount of compensation expense recognized.

The Company has awarded dividend equivalents that may be granted as a separate instrument or may be a right associated with the grant of another equity-based award.  Compensation expense for separately awarded dividend equivalents is based on the grant date fair value of such awards and is recognized over the vesting period.  Payments pursuant to these dividend equivalents are charged to Stockholders’ Equity.  Payments pursuant to dividend equivalents that are attached to equity based awards are charged to Stockholders’ Equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for dividend equivalents to the extent that the attached equity awards do not or are not expected to vest and grantees are not required to return payments of dividends or dividend equivalents to the Company.  (See Notes 2(m) and 17)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

(m)  Earnings per Common Share (“EPS”)

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and other securities that participate in dividends, such as the Company’s unvested restricted stock and RSUs that have non-forfeitable rights to dividends and dividend equivalents attached to/associated with RSUs and vested stock options to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and securities that participate in dividends based on their respective weighted-average shares outstanding for the period.  For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of dilutive unexercised stock options and RSUs outstanding that are unvested and have dividends that are subject to forfeiture using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  (See Note 16)

(n)  Comprehensive Income/(Loss)

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

In addition, the Company has elected to treat certain of its subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business may be conducted through one or more TRS, its income earned by TRS may be subject to corporate income taxation. To maintain the Company’s REIT election, no more than 25% (or, for 2018 and subsequent taxable years, 20%) of the value of a REIT’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U. S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as a TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No deferred tax benefit was recorded by the Company for the three months ended March 31, 2016 and 2015, as a valuation allowance for the full amount of the associated deferred tax asset was recognized as its recovery is not considered more likely than not.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

 Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of March 31, 2016, December 31, 2015, or March 31, 2015. The Company filed its 2014 tax return prior to September 15, 2015. The Company’s tax returns for tax years 2010 through 2014 are open to examination.

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

The Company discontinues hedge accounting on a prospective basis and recognizes changes in fair value through earnings when:  (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge is no longer appropriate.

Although permitted under certain circumstances, the Company does not offset cash collateral receivables or payables against its net derivative positions.  (See Notes 6, 10 and 18)

Linked Transactions

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

New accounting guidance that was effective for the Company on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting as described above. This resulted in changes subsequent to January 1, 2015 to the presentation of assets

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

and liabilities, and revenues and expenses of Non-Agency MBS and associated repurchase agreements that had been accounted for as Linked Transactions prior to that date. The changes include the presentation of Non-Agency MBS and associated repurchase agreements as separate assets and liabilities, rather than on a combined basis on the Company’s consolidated balance sheets. In addition, starting in 2015, interest income related to the securities and interest expense related to the associated repurchase agreements are separately presented and included in the determination of the Company’s net interest income on its consolidated statement of operations. Further, the previous treatment of Linked Transactions as forward (derivative) instruments recorded at fair value at the end of each period, with changes in fair value included in net income, was discontinued and effective January 1, 2015 MBS that were previously accounted for as components of Linked Transactions are accounted for on a consistent basis with other MBS held by the Company as AFS securities.  (See Note 6)

(q)  Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

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

In addition to the financial instruments that it is required to report at fair value, the Company has elected the fair value option for certain of its residential whole loans and CRT securities at time of acquisition. Subsequent changes in the fair value of these loans and CRT securities are reported in Net gain on residential whole loans held at fair value and Other income, net respectively on the Company’s consolidated statements of operations.  A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable. (See Notes 2(d), 4 and 18)

 (r)  Variable Interest Entities

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

Prior to the completion of its initial resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or Qualifying Special Purpose Entities (“QSPEs”) and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.  (See Note 19)

The Company also includes in its consolidated balance sheets certain financial assets and liabilities that are acquired/issued by trusts and /or other special purpose entities that have been evaluated as being required to be consolidated by the Company under the applicable accounting guidance.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

(t)  New Accounting Standards and Interpretations

Accounting Standards Adopted in 2016

Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (or ASU 2015-03).  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt issued at a discount. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 requires retrospective application and was effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. While the Company’s adoption of ASU 2015-03 beginning on January 1, 2016, did not have a material impact on the Company’s financial position, it did result in changes, subsequent to adoption, to the presentation of assets and liabilities prior to that date. On adoption of the new standard on January 1, 2016, the Company reclassified debt issuance costs of $3.3 million related to Senior Notes, $1.3 million related to repurchase agreements and $189,000 related to its Securitized debt from Other assets and present them as a reduction in the corresponding liability on its consolidated balance sheet.

Consolidation - Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (or ASU 2015-02).  The amendments in this ASU change the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. At the effective date, all previous consolidation analyses that the guidance affects must be reconsidered. ASU 2015-02 was effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Company’s adoption of ASU 2015-02 on January 1, 2016 did not have an impact on the Company’s consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

3.                   MBS and CRT Securities

Agency and Non-Agency MBS

The Company’s MBS are comprised of Agency MBS and Non-Agency MBS which include MBS issued prior to 2008 (“Legacy Non-Agency MBS”). These MBS are secured by:  (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”); (iii) mortgages that have interest rates that reset more frequently (collectively, “ARM-MBS”); and (iv) 15 year and longer-term fixed rate mortgages. In addition, the Company’s MBS are also comprised of MBS secured by re-performing/non-performing loans (“RPL/NPL MBS”), where the cash flows of the bond may not reflect the contractual cash flows of the underlying collateral. The Company’s RPL/NPL MBS are structured with a contractual coupon step-up feature where the coupon steps-up 300 basis points at 36 months from issuance or sooner. The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements, FHLB advances and Swaps.  (See Note 10)

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.  The payment of principal and/or interest on Ginnie Mae MBS is explicitly backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have been under the conservatorship of the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities.

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

CRT Securities

CRT securities are debt obligations issued by Fannie Mae and Freddie Mac. While the coupon payments are paid by Fannie Mae or Freddie Mac on a monthly basis, the payment of principal is dependent on the performance of loans in a reference pool of MBS securitized by Fannie Mae or Freddie Mac. As principal on loans in the reference pool are paid, principal payments on the securities are made and the principal balances of the securities are reduced. Consequently, CRT securities mirror the payment and prepayment behavior of the mortgage loans in the reference pool. As an investor in a CRT security, the Company may incur a loss if certain defined credit events occur, including if the loans in the reference pool experience delinquencies exceeding specified thresholds. The Company assesses the credit risk associated with CRT securities by assessing the current and expected future performance of the associated reference pool. The Company pledges a significant portion of its CRT securities as collateral against its borrowings under repurchase agreements.  (See Note 10)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

The following tables present certain information about the Company’s MBS and CRT securities at March 31, 2016 and December 31, 2015:

March 31, 2016

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$3,512,731	$132,452	$(57)	$—	$3,645,126	$3,684,575	$54,304	$(14,855)	$39,449
Freddie Mac	816,393	31,343	—	—	848,854	851,230	7,358	(4,982)	2,376
Ginnie Mae	8,740	155	—	—	8,895	9,078	183	—	183
Total Agency MBS	4,337,864	163,950	(57)	—	4,502,875	4,544,883	61,845	(19,837)	42,008
Non-Agency MBS:
Expected to Recover Par (3)(4)	2,774,846	66	(28,004)	—	2,746,908	2,747,272	19,377	(19,013)	364
Expected to Recover Less than Par (3)	3,876,544	—	(253,327)	(757,564)	2,865,653	3,353,485	499,855	(12,023)	487,832
Total Non-Agency MBS (5)	6,651,390	66	(281,331)	(757,564)	5,612,561	6,100,757	519,232	(31,036)	488,196
Total MBS	10,989,254	164,016	(281,388)	(757,564)	10,115,436	10,645,640	581,077	(50,873)	530,204
CRT securities (6)	222,085	—	(6,466)	—	215,619	215,803	1,668	(1,484)	184
Total MBS and CRT securities	$11,211,339	$164,016	$(287,854)	$(757,564)	$10,331,055	$10,861,443	$582,745	$(52,357)	$530,388

December 31, 2015

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$3,690,020	$139,243	$(59)	$—	$3,829,204	$3,865,485	$62,111	$(25,830)	$36,281
Freddie Mac	851,087	32,680	—	—	884,798	877,109	6,906	(14,595)	(7,689)
Ginnie Mae	9,296	164	—	—	9,460	9,650	190	—	190
Total Agency MBS	4,550,403	172,087	(59)	—	4,723,462	4,752,244	69,207	(40,425)	28,782
Non-Agency MBS:
Expected to Recover Par (3)(4)	2,906,878	73	(31,576)	—	2,875,375	2,878,532	23,300	(20,143)	3,157
Expected to Recover Less than Par (3)	4,054,615	—	(280,606)	(787,541)	2,986,468	3,542,285	564,031	(8,214)	555,817
Total Non-Agency MBS (5)	6,961,493	73	(312,182)	(787,541)	5,861,843	6,420,817	587,331	(28,357)	558,974
Total MBS	11,511,896	172,160	(312,241)	(787,541)	10,585,305	11,173,061	656,538	(68,782)	587,756
CRT securities (6)	192,000	—	(5,689)	—	186,311	183,582	418	(3,147)	(2,729)
Total MBS and CRT securities	$11,703,896	$172,160	$(317,930)	$(787,541)	$10,771,616	$11,356,643	$656,956	$(71,929)	$585,027

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at March 31, 2016 reflect Credit Reserve of $736.4 million and OTTI of $21.2 million.  Amounts disclosed at December 31, 2015 reflect Credit Reserve of $766.0 million and OTTI of $21.5 million.

(2)	Includes principal payments receivable of $1.1 million and $1.0 million at March 31, 2016 and December 31, 2015, respectively, which are not included in the Principal/Current Face.

(3)	Based on management’s current estimates of future principal cash flows expected to be received.

(4)
At March 31, 2016 RPL/NPL MBS had a $2.515 billion Principal/Current face, $2.514 billion amortized cost and $2.496 billion fair value. At December 31, 2015, RPL/NPL MBS had a $2.648 billion Principal/Current face, $2.645 billion amortized cost and $2.626 billion fair value.

(5)	At March 31, 2016 and December 31, 2015, the Company expected to recover approximately 89% and 89%, respectively, of the then-current face amount of Non-Agency MBS.

(6)
Amounts disclosed at March 31, 2016 includes CRT securities with a fair value of $92.9 million for which the fair value option has been elected. Such securities have gross unrealized gains of approximately $1.4 million, gross unrealized losses of approximately $132,000 and net unrealized gains of approximately $1.2 million at March 31, 2016. Amounts disclosed at December 31, 2015 includes CRT securities with a fair value of $62.2 million for which the fair value option has been elected. Such securities have gross unrealized gains of approximately $332,000, gross unrealized losses of approximately $555,000 and net unrealized losses of approximately $223,000 at December 31, 2015.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

Unrealized Losses on MBS and CRT Securities

The following table presents information about the Company’s MBS and CRT securities that were in an unrealized loss position at March 31, 2016:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(Dollars in Thousands)
Agency MBS:
Fannie Mae	$566,376	$4,507	95	$976,991	$10,348	129	$1,543,367	$14,855
Freddie Mac	4,523	1	1	517,333	4,981	92	521,856	4,982
Total Agency MBS	570,899	4,508	96	1,494,324	15,329	221	2,065,223	19,837
Non-Agency MBS:
Expected to Recover Par (1)	1,841,079	15,689	55	181,507	3,324	10	2,022,586	19,013
Expected to Recover Less than Par (1)	276,920	7,233	43	67,129	4,790	15	344,049	12,023
Total Non-Agency MBS	2,117,999	22,922	98	248,636	8,114	25	2,366,635	31,036
Total MBS	2,688,898	27,430	194	1,742,960	23,443	246	4,431,858	50,873
CRT securities (2)	95,402	1,071	23	4,588	413	1	99,990	1,484
Total MBS and CRT securities	$2,784,300	$28,501	217	$1,747,548	$23,856	247	$4,531,848	$52,357

(1)	Based on management’s current estimates of future principal cash flows expected to be received.

(2)
Amounts disclosed at March 31, 2016 includes CRT securities with a fair value of $24.7 million for which the fair value option has been elected. Such securities have unrealized losses of $132,000 at March 31, 2016.

At March 31, 2016, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale to a third-party by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded or is limited to specified events of default, none of which has occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $19.8 million at March 31, 2016.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at March 31, 2016 any unrealized losses on its Agency MBS were temporary.

Unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $31.0 million at March 31, 2016, of which $17.8 million were RPL/NPL MBS and $13.2 million were Legacy Non-Agency MBS at March 31, 2016. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or market place bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

The Company did not recognize any credit-related OTTI losses through earnings related to its MBS during the three months ended March 31, 2016. The Company recognized credit-related OTTI losses through earnings related to its Non-Agency MBS of $407,000 during the three months ended March 31, 2015.

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

The following table presents the composition of OTTI charges recorded by the Company for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In Thousands)	2016	2015
Total OTTI losses	$—	$(395)
OTTI reclassified from OCI	—	(12)
OTTI recognized in earnings	$—	$(407)

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	Three Months Ended March 31,
(In Thousands)	2016	2015
Credit loss component of OTTI at beginning of period	$36,820	$36,115
Additions for credit related OTTI not previously recognized	—	395
Subsequent additional credit related OTTI recorded	—	12
Credit loss component of OTTI at end of period	$36,820	$36,522

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(787,541)	$(312,182)	$(900,557)	$(399,564)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	(15,543)	1,832
Accretion of discount	—	21,406	—	24,800
Realized credit losses	18,050	—	19,624	—
Purchases	(4,294)	1,606	(34)	(3,410)
Sales	12,020	12,040	1,049	9,969
Net impairment losses recognized in earnings	—	—	(407)	—
Transfers/release of credit reserve	4,201	(4,201)	22,335	(22,335)
Balance at end of period	$(757,564)	$(281,331)	$(873,533)	$(388,708)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In Thousands)	2016	2015
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$585,250	$813,515
Unrealized gain on Agency MBS, net	13,226	12,885
Unrealized (loss)/gain on Non-Agency MBS, net	(58,840)	26,150
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	4,537
Reclassification adjustment for MBS sales included in net income	(10,485)	(6,423)
Reclassification adjustment for OTTI included in net income	—	(407)
Change in AOCI from AFS securities	(56,099)	36,742
Balance at end of period	$529,151	$850,257

Sales of MBS

During the three months ended March 31, 2016, the Company sold certain Non-Agency MBS for $32.0 million realizing gross gains of $9.7 million.  During the three months ended March 31, 2015, the Company sold certain Non-Agency MBS for $10.8 million, realizing gross gains of $6.4 million. The Company has no continuing involvement with any of the sold MBS.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

 Interest Income on MBS and CRT Securities

The following table presents the components of interest income on the Company’s MBS and CRT securities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In Thousands)	2016	2015
Agency MBS
Coupon interest	$32,132	$40,743
Effective yield adjustment (1)	(8,135)	(9,070)
Interest income	$23,997	$31,673

Legacy Non-Agency MBS
Coupon interest	$40,309	$49,356
Effective yield adjustment (2)	19,913	24,406
Interest income	$60,222	$73,762

RPL/NPL MBS
Coupon interest	$24,370	$19,185
Effective yield adjustment (2)	1,560	344
Interest income	$25,930	$19,529

CRT securities
Coupon interest	$2,356	$1,202
Effective yield adjustment (2)	336	158
Interest income	$2,692	$1,360

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

4.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at March 31, 2016 and December 31, 2015, are approximately $1.024 billion and $895.1 million, respectively, of residential whole loans arising from the Company’s 100% equity interest in certificates issued by certain trusts established to acquire the loans. Based on its evaluation of these interests and other factors, the Company has determined that the trusts are required to be consolidated for financial reporting purposes.

Residential Whole Loans at Carrying Value

Residential whole loans at carrying value totaled approximately $376.2 million and $271.8 million at March 31, 2016 and December 31, 2015, respectively. The carrying value reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. The carrying value is reduced by any allowance for loan losses established subsequent to acquisition.

The Company recorded an allowance for loan losses of approximately $1.1 million on its residential whole loan pools held at carrying value as of March 31, 2016. For the three months ended March 31, 2016 and March 31, 2015, a net (reversal of)/provision for loan losses of approximately $(37,000) and $327,000 was recorded, respectively, which is included in Operating and Other expense on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

The following table presents the activity in the Company’s allowance for loan losses on its residential whole loan pools at carrying value for the three months ended March 31, 2016 and 2015:

(In Thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Balance at the beginning of period	$1,165	$137
(Reversal of)/Provisions for loan losses	(37)	327
Balance at the end of period	$1,128	$464

The following table presents information regarding estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the residential whole loans held at carrying value acquired by the Company for the three months ended March 31, 2016 and 2015:

(In Thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Contractually required principal and interest	$199,092	$78,799
Contractual cash flows not expected to be collected (non-accretable yield)	(28,663)	(13,357)
Expected cash flows to be collected	170,429	65,442
Interest component of expected cash flows (accretable yield)	(58,509)	(26,840)
Fair value at the date of acquisition	$111,920	$38,602

The following table presents accretable yield activity for the Company’s residential whole loans held at carrying value for the three months ended March 31, 2016 and 2015:

(In Thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Balance at beginning of period	$175,271	$133,012
Additions	58,509	26,840
Accretion	(4,436)	(3,468)
Reclassifications to non-accretable difference, net	64	(1,433)
Balance at end of period	$229,408	$154,951

Accretable yield for residential whole loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from non-accretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and non-accretable yield and the accretion of interest income are based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded during the three months ended March 31, 2016 is not necessarily indicative of future results.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

The following table presents information regarding the Company’s residential whole loans at fair value at March 31, 2016 and December 31, 2015:

(Dollars in Thousands)	March 31, 2016	December 31, 2015
Outstanding principal balance	$810,263	$786,330
Aggregate fair value	$647,360	$623,276
Number of loans	3,086	3,143

During the three months ended March 31, 2016 and 2015, the Company recorded net gains on residential whole loans held at fair value of $11.9 million and $2.0 million, respectively.

The following table presents the components of Net gain on residential whole loans held at fair value for the three months ended March 31, 2016 and 2015:

(In Thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Coupon payments and other income received	$4,401	$1,321
Net unrealized gains	6,226	345
Net gain on payoff/liquidation of loans	1,254	368
Total	$11,881	$2,034

5.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at March 31, 2016 and December 31, 2015:

(In Thousands)	March 31, 2016	December 31, 2015
MBS interest receivable:
Fannie Mae	$8,640	$8,999
Freddie Mac	2,091	2,177
Ginnie Mae	15	15
Non-Agency MBS	14,853	15,438
Total MBS interest receivable	25,599	26,629
Residential whole loans	3,298	2,259
CRT securities	196	92
Money market and other investments	33	22
Total interest receivable	$29,126	$29,002

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

6.      Derivative Instruments

The Company’s derivative instruments are currently comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. Prior to 2015, the Company had also entered into Linked Transactions, which were not designated as hedging instruments. (See Note 2(p), and below) The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at March 31, 2016 and December 31, 2015:

			March 31, 2016		December 31, 2015
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Non-cleared legacy Swaps (1)	Hedging	Assets	$300,000	$152	$450,000	$1,127
Non-cleared legacy Swaps (1)	Hedging	Liabilities	$150,000	$(117)	$50,000	$(59)
Cleared Swaps (2)	Hedging	Liabilities	$2,550,000	$(118,776)	$2,550,000	$(70,467)

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

A number of the Company’s Swap contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  Such financial covenants include minimum net worth requirements and maximum debt-to-equity ratios.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swap contracts, the counterparty to such agreement may have the option to terminate all of its outstanding Swap contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swap contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through March 31, 2016.  At March 31, 2016, the aggregate fair value of assets needed to immediately settle Swap contracts that were in a liability position to the Company, if so required, was approximately $120.2 million, including accrued interest payable of approximately $1.3 million.

The following table presents the assets pledged as collateral against the Company’s Swap contracts at March 31, 2016 and December 31, 2015:

(In Thousands)	March 31, 2016	December 31, 2015
Agency MBS, at fair value	$36,927	$38,569
Restricted cash	118,264	70,573
Total assets pledged against Swaps	$155,191	$109,142

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At March 31, 2016, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the three months ended March 31, 2016 and 2015.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company did not recognize any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness during the three months ended March 31, 2016 and 2015.

At March 31, 2016, the Company had Swaps designated in hedging relationships with an aggregate notional amount of $3.000 billion, which had net unrealized losses of $118.7 million, and extended 43 months on average with a maximum term of approximately 89 months.

The following table presents certain information with respect to the Company’s Swap activity during the three months ended March 31, 2016:

(Dollars in Thousands)	Three Months Ended March 31, 2016
New Swaps:
Aggregate notional amount	$—
Weighted average fixed-pay rate	—%
Initial maturity date	N/A
Number of new Swaps	—
Swaps amortized/expired:
Aggregate notional amount	$50,000
Weighted average fixed-pay rate	2.13%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

The following table presents information about the Company’s Swaps at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$50,000	2.13%	0.42%
Over 6 months to 12 months	150,000	0.54	0.44	100,000	0.48	0.32
Over 12 months to 24 months	300,000	0.57	0.44	350,000	0.58	0.27
Over 24 months to 36 months	650,000	1.53	0.44	550,000	1.49	0.32
Over 36 months to 48 months	100,000	1.71	0.43	200,000	1.71	0.42
Over 48 months to 60 months	1,600,000	2.22	0.44	1,500,000	2.22	0.36
Over 60 months to 72 months	100,000	2.21	0.44	200,000	2.20	0.30
Over 84 months (3)	100,000	2.75	0.43	100,000	2.75	0.40
Total Swaps	$3,000,000	1.82%	0.44%	$3,050,000	1.82%	0.34%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.
(3) Reflects one Swap with a maturity date of July 2023.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in Thousands)	2016	2015
Interest expense attributable to Swaps	$10,650	$15,382
Weighted average Swap rate paid	1.82%	1.84%
Weighted average Swap rate received	0.42%	0.17%

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In Thousands)	2016	2015
AOCI from derivative hedging instruments:
Balance at beginning of period	$(69,399)	$(59,062)
Unrealized loss on Swaps, net	(49,342)	(32,367)
Balance at end of period	$(118,741)	$(91,429)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

7.    Real Estate Owned

At March 31, 2016, the Company had 270 REO properties with an aggregate carrying value of $43.3 million. At December 31, 2015, the Company had 182 REO properties with an aggregate carrying value of $28.0 million. During the three months ended March 31, 2016 and 2015, the Company did not acquire any residential properties in connection with the acquisition of residential whole loans.

During the three months ended March 31, 2016 and 2015, the Company reclassified 138 and 25 mortgage loans to REO at an aggregate estimated fair value less estimated selling costs of $22.3 million and $4.0 million, respectively at the time of transfer. Such transfers occur when the Company takes possession of the property by foreclosing on the borrower or completes a “deed-in-lieu of foreclosure” transaction.

At March 31, 2016, $42.1 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $18.7 million of residential whole loans at carrying value and $366.6 million of residential whole loans at fair value at March 31, 2016.

During the three months ended March 31, 2016 and 2015, the Company sold 50 and five REO properties for consideration of $6.2 million and $581,000, realizing net gains of approximately $509,000 and net losses of approximately $26,000, respectively, which are included in Other, net on the Company’s consolidated statements of operations. In addition, following an updated assessment of liquidation amounts expected to be realized that was performed on all REO held at the end of the quarter a downward adjustment of approximately $1.8 million was recorded to reflect certain REO properties at the lower of cost or estimated fair value as of March 31, 2016. The Company did not record a lower of cost or estimated fair value adjustment on its REO properties during the quarter ended March 31, 2015.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

The following table presents the activity in the Company’s REO for the three months ended March 31, 2016 and 2015:

(In Thousands)	Three Months Ended
	March 31, 2016	March 31, 2015
Balance at beginning of period	$28,026	$5,492
Adjustments to record at lower of cost or fair value	(1,777)	—
Transfer from residential whole loans (1)	22,280	3,448
Purchases and capital improvements	410	—
Disposals	(5,648)	(607)
Balance at end of period	$43,291	$8,333

(1)  Includes net gain recorded on transfer of approximately $441,000 and $285,000, respectively, for the three months ended March 31, 2016 and 2015.

Real estate owned is included in Other assets in the Company’s consolidated balance sheets.

8.    Other Assets

The following table presents the components of the Company’s Other assets at March 31, 2016 and December 31, 2015:

(In Thousands)	March 31, 2016	December 31, 2015
REO	$43,291	$28,026
Interest receivable	29,126	29,002
Swaps, at fair value	152	1,127
Goodwill	7,189	7,189
Prepaid and other assets	96,324	101,455
Total Other Assets	$176,082	$166,799

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

9.      Repurchase Agreements and Other Advances

Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and are collateralized by the Company’s MBS, U.S. Treasury securities (obtained as part of a reverse repurchase agreement), CRT securities, residential whole loans and cash, and bear interest that is generally LIBOR-based.  (See Notes 2(k) and 10)  At March 31, 2016, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 20 days and an effective repricing period of 16 months, including the impact of related Swaps.  At December 31, 2015, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 21 days and an effective repricing period of 18 months, including the impact of related Swaps.

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at March 31, 2016 and December 31, 2015:

(Dollars in Thousands)	March 31, 2016	December 31, 2015
Repurchase agreement borrowings secured by Agency MBS	$2,851,997	$2,727,542
Fair value of Agency MBS pledged as collateral under repurchase agreements	$2,994,028	$2,881,049
Weighted average haircut on Agency MBS (1)	4.69%	4.67%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS	$1,954,499	$1,960,222
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements (2)	$2,692,830	$2,818,968
Weighted average haircut on Legacy Non-Agency MBS (1)	24.27%	25.42%
Repurchase agreement borrowings secured by RPL/NPL MBS	$1,911,483	$2,080,163
Fair value of RPL/NPL MBS pledged as collateral under repurchase agreements	$2,496,165	$2,625,866
Weighted average haircut on RPL/NPL MBS (1)	23.49%	21.37%
Repurchase agreements secured by U.S. Treasuries	$504,999	$504,760
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$513,409	$507,443
Weighted average haircut on U.S. Treasuries (1)	1.59%	1.60%
Repurchase agreements secured by CRT securities	$139,409	$128,465
Fair value of CRT securities pledged as collateral under repurchase agreements	$196,350	$170,352
Weighted average haircut on CRT securities (1)	24.91%	25.04%
Repurchase agreements secured by residential whole loans (3)	$589,136	$487,750
Fair value of residential whole loans pledged as collateral under repurchase agreements	$815,745	$684,136
Weighted average haircut on residential whole loans (1)	26.05%	27.69%

(1)	Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.
(2) Includes $185.9 million and $570.5 million of Legacy Non-Agency MBS acquired from consolidated VIEs at March 31, 2016 and December 31, 2015, respectively, that are eliminated from the Company’s consolidated balance sheets.
(3) Excludes $878,000 and $1.3 million of unamortized debt issuance costs at March 31, 2016 and December 31, 2015, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$7,079,968	1.44%	$7,054,483	1.44%
Over 30 days to 3 months	772,091	2.00	734,955	1.79
Over 3 months to 12 months	99,464	2.36	99,464	2.36
Total repurchase agreements	7,951,523	1.51%	7,888,902	1.48%
Less debt issuance costs	878		1,280
Total repurchase agreements less debt issuance costs	$7,950,645		$7,887,622

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements, all of which are accounted for as secured borrowings, at March 31, 2016 and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	March 31, 2016
Contractual Maturity	Agency MBS	Legacy Non-Agency MBS	RPL/NPL MBS	U.S. Treasuries	CRT Securities	Residential Whole Loans	Total (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Overnight	$—	$—	$—	$—	$—	$—	$—	—%
Within 30 days	2,851,997	933,113	1,429,721	504,999	122,861	—	5,842,691	1.23
Over 30 days to 3 months	—	581,487	73,376	—	16,548	—	671,411	2.02
Over 3 months to 12 months	—	439,899	408,386	—	—	410,578	1,258,863	2.29
Over 12 months	—	—	—	—	—	178,558	178,558	3.13
Total	$2,851,997	$1,954,499	$1,911,483	$504,999	$139,409	$589,136	$7,951,523	1.51%

Gross amount of recognized liabilities for repurchase agreements in Note 11							$7,951,523
Amounts related to repurchase agreements not included in offsetting disclosure in Note 11							$—

(1)	Excludes $878,000 of unamortized debt issuance costs at March 31, 2016.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

The Company had repurchase agreements with 27 counterparties at both March 31, 2016 and December 31, 2015, respectively.  The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2016:

	March 31, 2016
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Wells Fargo (3)	AA-/Aa2/AA	$350,432	6	12.3%
Credit Suisse	BBB+/Aa2/A	343,366	1	12.0
RBC (4)	AA-/Aa3/AA	269,663	2	9.4
Goldman Sachs	BBB+/A3/A	183,706	5	6.4
UBS (5)	A/A1/A	166,961	16	5.8

(1)	As rated at March 31, 2016 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

(3)	Includes $284.9 million at risk with Wells Fargo Bank, NA and $65.5 million at risk with Wells Fargo Securities LLC.

(4)
Includes $225.3 million at risk with RBC Barbados, $37.7 million at risk with Royal Bank of Canada and $6.7 million at risk with RBC Capital Markets LLC. Counterparty ratings are not published for RBC Barbados and RBC Capital Markets LLC.

(5)	Includes Non-Agency MBS pledged as collateral with contemporaneous repurchase and reverse repurchase agreements.

FHLB Advances

As of March 31, 2016, MFA Insurance had $1.193 billion in outstanding long-term secured FHLB advances with a weighted average borrowing rate of 0.55% and a weighted average term to maturity of 4.55 years. However, MFA Insurance is required by recent amendments to FHLB membership regulations to terminate its membership and repay the outstanding advances by February 19, 2017. Interest payable on outstanding FHLB advances at March 31, 2016 totaled approximately $472,000, and is included in Accrued interest payable on the Company’s consolidated balance sheets.

10.      Collateral Positions

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements, derivative hedging instruments and FHLB advances at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$36,927	$—	$38,569	$—
Cash (1)	118,264	—	70,573	—
	155,191	—	109,142	—
Repurchase Agreement Borrowings:
Agency MBS	2,994,028	—	2,881,049	—
Legacy Non-Agency MBS (2)(3)	2,692,830	—	2,818,968	—
RPL/NPL MBS	2,496,165	—	2,625,866	—
U.S. Treasury securities	513,409	—	507,443	—
CRT securities	196,350	—	170,352	—
Residential whole loans	815,745	—	684,136	—
Cash (1)	5,412	—	965	—
	9,713,939	—	9,688,779	—

FHLB Advances:
Agency MBS	1,286,203	—	1,612,476	—
	1,286,203	—	1,612,476	—

Reverse Repurchase Agreements:
U.S. Treasury securities	—	513,409	—	507,443
	—	513,409	—	507,443
Total	$11,155,333	$513,409	$11,410,397	$507,443

(1)  Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.
(2)  Includes $185.9 million and $570.5 million of Legacy Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at March 31, 2016 and December 31, 2015, respectively, that are eliminated from the Company’s consolidated balance sheets.
(3)  In addition, at March 31, 2016 and December 31, 2015, $675.5 million and $726.7 million of Legacy Non-Agency MBS, respectively, are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and other advances, and derivative hedging instruments at March 31, 2016:

	March 31, 2016
	Assets Pledged Under Repurchase Agreements and Other Advances			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value	Amortized Cost	Accrued Interest on Pledged Assets	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Assets
Agency MBS (1)	$4,280,231	$4,241,609	$10,111	$36,927	$37,174	$75	$4,327,344
Legacy Non-Agency MBS (2)(3)	2,692,830	2,272,910	9,961	—	—	—	2,702,791
RPL/NPL MBS	2,496,165	2,513,829	1,393	—	—	—	2,497,558
U.S. Treasuries	513,409	513,409	—	—	—	—	513,409
CRT securities	196,350	196,695	176	—	—	—	196,526
Residential whole loans	815,745	798,377	1,609	—	—	—	817,354
Cash (4)	5,412	5,412	—	118,264	118,264	—	123,676
Total	$11,000,142	$10,542,241	$23,250	$155,191	$155,438	$75	$11,178,658

(1)
Includes Agency MBS pledged under FHLB advances with an aggregate fair value of $1.286 billion, aggregate amortized cost of $1.275 billion and aggregate accrued interest of approximately $3.1 million at March 31, 2016.

(2)
Includes $185.9 million of Legacy Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at March 31, 2016, that are eliminated from the Company’s consolidated balance sheets.

(3)
In addition, at March 31, 2016, $675.5 million of Legacy Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

(4)	Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

11.    Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and may potentially be offset on the Company’s consolidated balance sheets at March 31, 2016 and December 31, 2015:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
March 31, 2016
Swaps, at fair value	$152	$—	$152	$(152)	$—	$—
Total	$152	$—	$152	$(152)	$—	$—

December 31, 2015
Swaps, at fair value	$1,127	$—	$1,127	$(1,127)	$—	$—
Total	$1,127	$—	$1,127	$(1,127)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
March 31, 2016
Swaps, at fair value (2)	$118,893	$—	$118,893	$(629)	$(118,264)	$—
Repurchase agreements and other advances (3) (4)	9,144,523	—	9,144,523	(9,139,111)	(5,412)	—
Total	$9,263,416	$—	$9,263,416	$(9,139,740)	$(123,676)	$—

December 31, 2015
Swaps, at fair value (2)	$70,526	$—	$70,526	$—	$(70,526)	$—
Repurchase agreements and other advances (3) (4)	9,388,902	—	9,388,902	(9,387,937)	(965)	—
Total	$9,459,428	$—	$9,459,428	$(9,387,937)	$(71,491)	$—

(1) Amounts disclosed in the Financial Instruments column of the table above represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements and other advances, and derivative transactions.  Amounts disclosed in the Cash Collateral Pledged column of the table above represent amounts pledged as collateral against derivative transactions and repurchase agreements, and exclude excess collateral of $47,000 at December 31, 2015.
(2) The fair value of securities pledged against the Company’s Swaps was $36.9 million and $38.6 million at March 31, 2016 and December 31, 2015, respectively.
(3) The fair value of financial instruments pledged against the Company’s repurchase agreements and other advances was $10.995 billion and $11.300 billion at March 31, 2016 and December 31, 2015, respectively.
(4) Excludes $878,000 and $1.3 million of unamortized debt issuance costs at March 31, 2016 and December 31, 2015, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

12.     Senior Notes

On April 11, 2012 the Company issued $100.0 million in aggregate principal amount of its Senior Notes in an underwritten public offering.  The total net proceeds to the Company from the offering of the Senior Notes were approximately $96.6 million, after deducting offering expenses and the underwriting discount.  The Senior Notes bear interest at a fixed rate of 8.00% per year, paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year and will mature on April 15, 2042.  The Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 8.31%. The Company may redeem the Senior Notes, in whole or in part, at any time on or after April 15, 2017 at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not excluding, the redemption date.

The Senior Notes are the Company’s senior unsecured obligations and are subordinate to all of the Company’s secured indebtedness, which includes the Company’s repurchase agreements, obligation to return securities obtained as collateral, and other financing arrangements, to the extent of the value of the collateral securing such indebtedness.

13. Other Liabilities

The following table presents the components of the Company’s Other liabilities at March 31, 2016 and December 31, 2015:

(In Thousands)	March 31, 2016	December 31, 2015
Accrued interest payable	$13,402	$16,949
Swaps, at fair value	118,893	70,526
Dividends and dividend equivalents payable	74,583	74,575
Accrued expenses and other liabilities	10,336	19,610
Total Other Liabilities	$217,214	$181,660

14.    Commitments and Contingencies

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

(b)  Representations and Warranties in Connection with Resecuritization Transactions

In connection with the resecuritization transactions engaged in by the Company (See Note 19 for further discussion), the Company has the obligation under certain circumstances to repurchase assets from its VIEs upon breach of certain representations and warranties.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

15.    Stockholders’ Equity

(a) Preferred Stock

Issuance of 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”)

On April 15, 2013, the Company completed the issuance of 8.0 million shares of its Series B Preferred Stock with a par value of $0.01 per share, and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. The Company’s Series B Preferred Stock is entitled to receive a dividend at a rate of 7.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up. Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing on April 15, 2018 (subject to the Company’s right, under limited circumstances, to redeem the Series B Preferred Stock prior to that date in order to preserve its qualification as a REIT and upon certain specified change in control transactions in which the Company’s common stock and the acquiring or surviving entity common securities would not be listed on the New York Stock Exchange (the “NYSE”), the NYSE MKT or NASDAQ, or any successor exchange.
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
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2016 through March 31, 2016:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 12, 2016	February 29, 2016	March 31, 2016	$0.46875

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2016 through March 31, 2016:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
March 11, 2016	March 28, 2016	April 29, 2016	$0.20	(1)

(1)  At March 31, 2016, the Company had accrued dividends and dividend equivalents payable of $74.6 million related to the common stock dividend declared on March 11, 2016.

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On August 8, 2013, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At March 31, 2016, 6.8 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

During the three months ended March 31, 2016, the Company issued 47,674 shares of common stock through the DRSPP, raising net proceeds of approximately $302,000.  From the inception of the DRSPP in September 2003 through March 31, 2016, the Company issued 30,776,666 shares pursuant to the DRSPP, raising net proceeds of $258.6 million.

(d)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2016.  At March 31, 2016, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

(e)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Loss on Swaps	Total AOCI
Balance at beginning of period	$585,250	$(69,399)	$515,851
OCI before reclassifications	(45,614)	(49,342)	(94,956)
Amounts reclassified from AOCI (1)	(10,485)	—	(10,485)
Net OCI during the period (2)	(56,099)	(49,342)	(105,441)
Balance at end of period	$529,151	$(118,741)	$410,410

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

The following table presents changes in the balances of each component of the Company’s AOCI for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Loss on Swaps	Total AOCI
Balance at beginning of period	$813,515	$(59,062)	$754,453
OCI before reclassifications	39,035	(32,367)	6,668
Amounts reclassified from AOCI (1)	(6,830)	—	(6,830)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	4,537	—	4,537
Net OCI during the period (2)	36,742	(32,367)	4,375
Balance at end of period	$850,257	$(91,429)	$758,828

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three months ended March 31, 2016:

	Three Months Ended March 31, 2016
Details about AOCI Components	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income Is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(10,485)	Gain on sales of MBS
Total AFS Securities	$(10,485)
Total reclassifications for period	$(10,485)

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three months ended March 31, 2015:

	Three Months Ended March 31, 2015
Details about AOCI Components	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income Is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(6,423)	Gain on sales of MBS
OTTI recognized in earnings	(407)	Net impairment losses recognized in earnings
Total AFS Securities	$(6,830)
Total reclassifications for period	$(6,830)

At March 31, 2016 and December 31, 2015, the Company had unrealized losses recorded in AOCI of $1.7 million and $1.3 million, respectively on securities for which OTTI had been recognized in earnings in prior periods.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

16.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2016	2015
Numerator:
Net income	$78,070	$82,173
Dividends declared on preferred stock	(3,750)	(3,750)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(395)	(395)
Net income to common stockholders - basic and diluted	$73,925	$78,028

Denominator:
Weighted average common shares for basic and diluted earnings per share (1)	370,942	371,910
Basic and diluted earnings per share	$0.20	$0.21

(1)
At March 31, 2016, the Company had an aggregate of 2.0 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three months ended March 31, 2016, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of approximately 96,000 shares of restricted common stock with a weighted average grant date fair value of $7.37 and approximately 2.0 million RSUs with a weighted average grant date fair value of $6.82.  These equity instruments may have a dilutive impact on future EPS.

17.    Equity Compensation, Employment Agreements and Other Benefit Plans

(a)  Equity Compensation Plan

In accordance with the terms of the Company’s Equity Compensation Plan (the “Equity Plan”), which was adopted by the Company’s stockholders on May 21, 2015 (and which amended and restated the Company’s 2010 Equity Compensation Plan), directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services for the Company and any of its subsidiaries are eligible to receive grants of stock options (“Options”), restricted stock, RSUs, dividend equivalent rights and other stock-based awards under the Equity Plan.

Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count towards this limit.  At March 31, 2016, approximately 8.8 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights that have been granted as a separate instrument are charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made payments in respect of such separate instruments of approximately $1,600 and $5,000 during the three months ended March 31, 2016 and 2015, respectively. At March 31, 2016, there were 8,215 dividend equivalent rights outstanding, which had been awarded separately from, but in connection with, grants of RSUs made in prior years. A 0% forfeiture rate was assumed with respect to such dividend equivalent rights outstanding at March 31, 2016. At March 31, 2016, the Company

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

had unrecognized compensation expense of approximately $22,000 related to such dividend equivalent rights, which are scheduled to elapse over a weighted average period of 3 months.

Options

The Company did not grant any stock options during the three months ended March 31, 2016 and 2015. At March 31, 2016, the Company had no stock options outstanding.

Restricted Stock

The Company did not award any shares of restricted common stock during the three months ended March 31, 2016 and 2015. At March 31, 2016 and December 31, 2015, the Company had unrecognized compensation expense of $654,000 and $807,000, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of approximately $167,000 and $193,000 on unvested shares of restricted stock at March 31, 2016 and December 31, 2015, respectively.  The unrecognized compensation expense at March 31, 2016 is expected to be recognized over a weighted average period of 1.3 years.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of March 31, 2016 are designated to be settled in shares of the Company’s common stock.  The Company granted 615,000 and 590,000 RSUs during the three months ended March 31, 2016 and 2015. During the three months ended March 31, 2016 an aggregate of 10,000 RSUs were forfeited. There were no RSUs forfeited during the three months ended March 31, 2015. All RSUs outstanding at March 31, 2016 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled.  At March 31, 2016 and December 31, 2015, the Company had unrecognized compensation expense of $7.1 million and $4.0 million, respectively, related to RSUs.  The unrecognized compensation expense at March 31, 2016 is expected to be recognized over a weighted average period of 2.1 years.  A 0% forfeiture rate was assumed with respect to unvested RSUs at March 31, 2016.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In Thousands)	2016	2015
Restricted shares of common stock	$152	$246
RSUs	960	646
Dividend equivalent rights	22	20
Total	$1,134	$912

(b)  Employment Agreements

At March 31, 2016, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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
MARCH 31, 2016

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(In Thousands)	2016	2015
Non-employee directors	$49	$(8)
Total	$49	$(8)

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through March 31, 2016 and December 31, 2015 that had not been distributed and the Company’s associated liability for such deferrals at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$638	$654	$601	$614
Total	$638	$654	$601	$614

(1)  Represents the cumulative amounts that were deferred by participants through March 31, 2016 and December 31, 2015, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended March 31, 2016 and 2015, the Company recognized expenses for matching contributions of $86,000 and $75,000, respectively.

18.  Fair Value of Financial Instruments

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at March 31, 2016

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$4,544,883	$—	$4,544,883
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	6,100,757	—	6,100,757
CRT securities	—	215,803	—	215,803
Securities obtained and pledged as collateral	513,409	—	—	513,409
Residential whole loans, at fair value	—	—	647,360	647,360
Swaps	—	152	—	152
Total assets carried at fair value	$513,409	$10,861,595	$647,360	$12,022,364
Liabilities:
Swaps	$—	$118,893	$—	$118,893
Obligation to return securities obtained as collateral	513,409	—	—	513,409
Total liabilities carried at fair value	$513,409	$118,893	$—	$632,302

Fair Value at December 31, 2015

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$4,752,244	$—	$4,752,244
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	6,420,817	—	6,420,817
CRT securities	—	183,582	—	183,582
Securities obtained and pledged as collateral	507,443	—	—	507,443
Residential whole loans, at fair value	—	—	623,276	623,276
Swaps	—	1,127	—	1,127
Total assets carried at fair value	$507,443	$11,357,770	$623,276	$12,488,489
Liabilities:
Swaps	$—	$70,526	$—	$70,526
Obligation to return securities obtained as collateral	507,443	—	—	507,443
Total liabilities carried at fair value	$507,443	$70,526	$—	$577,969

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

The following table presents additional information for the three months ended March 31, 2016 and 2015 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Residential Whole Loans, at Fair Value
	Three Months Ended March 31,
(In Thousands)	2016	2015
Balance at beginning of period	$623,276	$143,472
Purchases and capitalized advances	53,590	4,725
Changes in fair value recorded in Net gain on residential whole loans held at fair value	6,226	602
Collection of principal, net of liquidation gains/losses	(14,602)	(2,176)
Transfer to REO	(21,130)	(3,163)
Balance at end of period	$647,360	$143,460

The Company did not transfer any assets or liabilities from one level to another during the three months ended March 31, 2016 and 2015.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of March 31, 2016 and December 31, 2015:

Fair Value Methodology for Level 3 Financial Instruments

	March 31, 2016
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$165,177	Discounted cash flow	Discount rate	6.5%	5.0-7.7%
			Prepayment rate	7.1%	0.3-11.5%
			Default rate	2.7%	0.0-8.3%
			Loss severity	13.8%	0.0-79.1%

	$435,971	Liquidation model	Discount rate	7.8%	6.8-42.0%
			Annual change in home prices	1.1%	(6.1)-5.8%
			Liquidation timeline (in years)	1.6	0.7-4.4
			Current value of underlying properties	$623	$14-$4,200
Total	$601,148

	December 31, 2015
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$113,166	Discounted cash flow	Discount rate	7.0%	6.0-8.7%
			Prepayment rate	6.6%	0.3-11.1%
			Default rate	3.1%	0.0-9.1%
			Loss severity	17.0%	10.0-79.4%

	$392,557	Liquidation model	Discount rate	6.9%	6.8-10.0%
			Annual change in home prices	1.3%	(5.5)-6.1%
			Liquidation timeline (in years)	1.6	0.7-4.4
			Current value of underlying properties	$626	$14-$3,500
Total	$505,723

(1) Excludes approximately $46.2 million and $117.6 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at March 31, 2016 and December 31, 2015, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company’s residential whole loans for which the fair value option was elected, at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
(In Thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Residential whole loans, at fair value
Total loans	$647,360	$810,263	$(162,903)	$623,276	$786,330	$(163,054)
Loans 90 days or more past due	$498,989	$639,747	$(140,758)	$493,640	$637,459	$(143,819)

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Agency MBS	$4,544,883	$4,544,883	$4,752,244	$4,752,244
Non-Agency MBS, including MBS transferred to consolidated VIEs	6,100,757	6,100,757	6,420,817	6,420,817
CRT securities	215,803	215,803	183,582	183,582
Securities obtained and pledged as collateral	513,409	513,409	507,443	507,443
Residential whole loans, at carrying value	376,235	392,924	271,845	289,696
Residential whole loans, at fair value	647,360	647,360	623,276	623,276
Cash and cash equivalents	146,236	146,236	165,007	165,007
Restricted cash	123,676	123,676	71,538	71,538
Swaps	152	152	1,127	1,127
Financial Liabilities (1):
Repurchase agreements	7,950,645	7,952,474	7,887,622	7,828,115
FHLB advances	1,193,000	1,193,000	1,500,000	1,500,000
Securitized debt	11,821	11,924	21,868	22,057
Obligation to return securities obtained as collateral	513,409	513,409	507,443	507,443
Senior Notes	96,706	100,351	96,697	99,391
Swaps	118,893	118,893	70,526	70,526

(1) Carrying value of Senior Notes, Securitized debt and certain Repurchase agreements is net of associated debt issuance costs.

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis, as previously described, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table:

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At March 31, 2016 and December 31, 2015, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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

19.  Use of Special Purpose Entities and Variable Interest Entities

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

The following table summarizes the key details of the resecuritization transactions in which the Company participated as of March 31, 2016:

(Dollars in Thousands)	February 2012
Name of Trust (Consolidated as a VIE)	WFMLT Series 2012-RR1
Principal value of Non-Agency MBS sold	$433,347
Face amount of Bonds issued by the VIE and purchased by 3rd party investors	$186,691
Outstanding amount of Senior Bonds at March 31, 2016	$11,924
Pass-through rate for Senior Bonds issued	2.85%
Face amount of Senior Support Certificates received by the Company (1)	$216,603
Cash received	$186,691
Notional amount acquired of non-rated, interest only senior certificates	$186,691
Unamortized deferred costs	$103

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

As of March 31, 2016 and December 31, 2015, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $198.5 million and $598.3 million, respectively.  These assets are included in the Company’s consolidated balance sheets and disclosed as “Non-Agency MBS transferred to consolidated VIEs, at fair value”.  As of March 31, 2016 and December 31, 2015, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $11.9 million and $22.1 million, respectively.  These Senior Bonds are included in the Company’s consolidated balance sheets and disclosed as “Securitized debt.”  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

During the quarter, the Company entered into an agreement to amend the Trust Agreement of the DMSI 2010-RS2 Trust (the “Trust”) in order to facilitate the unwind of this resecuritization transaction. Concurrent with the amendment to the Trust Agreement, the Company entered into a transaction to exchange the remaining beneficial interests issued by the Trust and held by the Company for the underlying securities that had previously been transferred to and held by the Trust. The Company expects, following completion of any final Trust distributions, the remaining beneficial interests will be cancelled and the Trust terminated.

For financial reporting purposes, the exchange transaction did not result in any gain or loss to the Company as this resecuritization was accounted for as a financing transaction.  However, for purposes of determining REIT taxable income, this resecuritization transaction was originally accounted for as a sale of the underlying securities to the Trust and acquisition of beneficial interests issued by the Trust.  Because the fair value of the underlying securities received exceeded the Company’s tax basis in the remaining beneficial interests at the exchange date, the unwind of this resecuritization structure resulted in the Company recognizing taxable income currently estimated to be approximately $70.9 million or $0.19 per common share. In addition, the underlying securities originally transferred as part of this resecuritization are reported as Non-Agency MBS in the Company’s consolidated balance sheets at March 31, 2016 and interest income from the underlying securities from the date of exchange transaction through March 31, 2016 is reported as Interest income from Non-Agency MBS in the Company’s consolidated statements of operations.

Prior to the completion of the Company’s first resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and, other than acquiring MBS issued by such entities, it had no other involvement with VIEs or QSPEs.

Residential Whole Loans

Included on the Company’s consolidated balance sheets as of March 31, 2016 and December 31, 2015 is a total of $1.024 billion and $895.1 million of residential whole loans, of which approximately $376.2 million and $271.8 million are reported at carrying value and $647.4 million and $623.3 million are reported at fair value, respectively. The inclusion of these assets arises from the Company’s 100% equity interest in certain trusts established to acquire the loans. Based on its evaluation of its 100% interest in these trusts and other factors, the Company has determined that the trusts are required to be consolidated for financial reporting purposes. During the three months ended March 31, 2016 and 2015, approximately $4.5 million and $3.6 million, respectively, of interest income was recognized from residential whole loans reported at carrying value which is included in Interest Income on the Company’s consolidated statements of operations. In addition, the Company recognized net gains of approximately $11.9 million and $2.0 million, on residential whole loans held at fair value during the three months ended March 31, 2016 and 2015, respectively, which amounts are included in Other Income, net on the Company’s consolidated statements of operations. (See Note 4)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to MFA Financial, Inc. and its subsidiaries as “the Company,” “MFA,” “we,” “us,” or “our,” unless we specifically state otherwise or the context otherwise indicates.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2015.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS, an increase of which could result in a reduction of the yield on MBS in our portfolio and an increase of which could require us to reinvest the proceeds received by us as a result of such prepayments in MBS with lower coupons; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans securing our Non-Agency MBS and relating to our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on Non-Agency MBS and the extent of prepayments, realized losses and changes in the composition of our Agency MBS and Non-Agency MBS portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to successfully implement our strategy to grow our residential whole loan portfolio; expected returns on our investments in non-performing residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At March 31, 2016, we had total assets of approximately $12.844 billion, of which $10.646 billion, or 82.9%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $4.545 billion of Agency MBS and $6.101 billion of Non-Agency MBS which includes $3.605 billion of Legacy Non-Agency MBS and $2.496 billion of RPL/NPL MBS.  In addition, at March 31, 2016, we had approximately $1.024 billion in residential whole loans acquired through our consolidated trusts, which represented approximately 8.0% of our total assets. Our remaining investment-related assets were primarily comprised of collateral obtained in connection with reverse repurchase agreements, cash and cash equivalents (including restricted cash), CRT securities, REO, MBS-related receivables and derivative instruments.

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

As of March 31, 2016, approximately $7.054 billion, or 66.3%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $3.591 billion, or 33.7%, was in its contractual adjustable-rate period, or were floating rate MBS with interest rates that reset monthly.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Legacy Non-Agency MBS may differ significantly.  For the three months ended March 31, 2016, our Agency MBS portfolio experienced a weighted average CPR of 11.7%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 13.3%. Over the last consecutive eight quarters, ending with March 31, 2016, the monthly fair value weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 16.7% experienced during the month ended July 31, 2015 to a low of 10.4%, experienced during the month ended March 31, 2015, with an average CPR over such quarters of 13.2%.

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

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At March 31, 2016, we had net unrealized gains of $42.0 million on our Agency MBS, comprised of gross unrealized gains of $61.8 million and gross unrealized losses of $19.8 million and net unrealized gains on our Non-Agency MBS of $488.2 million, comprised of gross unrealized gains of $519.2 million and gross unrealized losses of $31.0 million. At March 31, 2016, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our MBS and CRT securities.  Our MBS have longer-term contractual maturities than our borrowings under repurchase agreements.   Even though the majority of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at March 31, 2016 were comprised of Swaps.

Our Swap derivative instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  Our Swaps do not extend the maturities of our repurchase agreements; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the three months ended March 31, 2016, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $50.0 million and a weighted average fixed-pay rate of 2.13% amortize and/or expire. At March 31, 2016, we had Swaps designated in hedging relationships with an aggregate notional amount of $3.000 billion with a weighted average fixed-pay rate of 1.82% and a weighted average variable interest rate received of 0.44%.

Recent Market Conditions and Our Strategy

During the first quarter of 2016, we continued to invest in residential mortgage assets, including both MBS and, through consolidated trusts, residential whole loans.   At March 31, 2016, our MBS portfolio was approximately $10.646 billion compared to $11.173 billion at December 31, 2015. At March 31, 2016 our total investment in residential whole loans was $1.024 billion compared to $895.1 million at December 31, 2015.

At March 31, 2016, $6.101 billion, or 57.3% of our MBS portfolio, was invested in Non-Agency MBS.  During the three months ended March 31, 2016, the fair value of our Non-Agency MBS holdings decreased by $320.1 million. The primary components of the change during the quarter in these Non-Agency MBS include $587.9 million of principal repayments and other principal reductions, a decrease reflecting Non-Agency MBS price changes of $46.6 million and the sale of Non-Agency MBS with a fair value of $32.0 million partially offset by $346.4 million of purchases (at a weighted average purchase price of 99.2%).

At March 31, 2016, $4.545 billion, or 42.7% of our MBS portfolio, was invested in Agency MBS.  During the three months ended March 31, 2016, the fair value of our Agency MBS decreased by $207.4 million. This was due to $212.5 million of principal repayments, and $8.1 million of premium amortization partially offset by a $13.2 million increase in net unrealized gains.

In this low interest rate environment, we continue to transition to more credit sensitive, less interest sensitive residential mortgage assets. During the three months ended March 31, 2016, we purchased, through consolidated trusts, approximately $160.5 million of residential whole loans with an unpaid principal balance of approximately $200.9 million. At March 31, 2016, our total recorded investment in residential whole loans was $1.024 billion. Of this amount, $376.2 million is presented as residential whole loans at carrying value and $647.4 million as residential whole loans at fair value in our consolidated balance sheets. For the three months ended March 31, 2016, we recognized approximately $4.5 million of income on residential whole loans held at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 6.53% (excluding servicing costs). In addition, we recorded a net gain on residential whole loans held at fair value of $11.9 million in Other Income, net in our consolidated statements of operations for the three months ended March 31, 2016.

We currently expect to continue to seek more credit sensitive, less interest rate sensitive residential mortgage assets during 2016, particularly residential whole loans and Non-Agency MBS (including RPL/NPL MBS). In order to achieve our current investment strategy, interest rate sensitive Agency MBS may continue to run off without reinvestment in this asset class.

In addition to our investments in Agency MBS, Non-Agency MBS and residential whole loans, we invest in CRT securities, which are debt obligations issued by Fannie Mae and Freddie Mac. At March 31, 2016 our investments in these securities totaled $215.8 million.

Our book value per common share was $7.17 as of March 31, 2016. Book value per common share decreased from $7.47 as of December 31, 2015 due primarily to the impact of fair value changes of Legacy Non-Agency MBS and Swaps, the impact of realized gains on sales and discount accretion income on Legacy Non-Agency MBS that was recognized and paid as dividends during the quarter partially offset by slightly higher unrealized gains on our Agency MBS.

At the end of the first quarter of 2016, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the first quarter of 2015, due to prepayments on higher coupon assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio decreased to 2.78% for the three months ended March 31, 2016 from 2.99% for the three months ended March 31, 2015.  The net Agency MBS yield decreased to 2.07% for the three months ended March 31, 2016, from 2.22% for the three months ended March 31, 2015.  The net yield for our Legacy Non-Agency MBS portfolio was 7.61% for the three months ended March 31, 2016 compared to 7.64% for the three months ended March 31, 2015.  The decrease in the net yield on our Legacy Non-Agency MBS portfolio is primarily due to prepayments on higher yielding assets in the portfolio. The net yield for our RPL/NPL MBS portfolio was 3.97% for the three months ended March 31, 2016 compared to 3.62% for the three months ended March 31, 2015.  The increase in the net yield on our RPL/NPL MBS portfolio is primarily due to the addition since the first quarter of 2015 of higher yielding RPL/NPL MBS and the impact of redemptions during the quarter of certain RPL/NPL MBS that had been previously purchased at a discount.

We believe that our $757.6 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows for our existing Legacy Non-Agency MBS portfolio.  Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency portfolio. Home price appreciation during the past few years has generally been driven by a combination of limited housing supply, low mortgage rates and demographic-driven U.S. household formation. We estimate that the average LTV of mortgage loans underlying our Legacy Non-Agency MBS has declined from approximately 105% as of January 2012 to approximately 69% as of March 31, 2016. In addition, we estimate that the percentage of non-delinquent loans underlying our Legacy Non-Agency MBS that are underwater (with LTVs greater than 100%), has declined from approximately 52% as of January 2012 to 5% at March 31, 2016. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Further, during 2015 and the first three months of 2016, we have also observed faster voluntary prepayment (i.e., prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio. As a result, during the three months ended March 31, 2016, $4.2 million was transferred from Credit Reserve to accretable discount.  This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Legacy Non-Agency MBS. The remaining average contractual life of such assets is approximately 20 years, but based on scheduled loan amortization and prepayments (both voluntary and involuntary), loan balances will decline substantially over time. Consequently, we believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

At March 31, 2016, we have access to various sources of liquidity which we estimate to be in excess of $550.3 million. This amount includes (i) $146.2 million of cash and cash equivalents; (ii) $233.9 million in estimated financing available from unpledged Agency MBS and from other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $170.2 million in estimated financing available from unpledged Non-Agency MBS. Consequently, we believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.  During the remainder of 2016, we intend to continue to selectively acquire MBS and residential whole loans. In addition, while the majority of our Legacy Non-Agency MBS will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 75% of face value at March 31, 2016.

Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  In July 2015, our wholly-owned subsidiary, MFA Insurance, became a member of the Federal Home Loan Bank of Des Moines, further diversifying our potential sources of funding for residential mortgage investments. However, in January 2016, the Federal Housing Finance Agency (or FHFA) released its final rule amending its regulation on FHLB membership, which, amongst other things, provided termination rules for current captive insurance members. As a result of such regulation, MFA Insurance will not be permitted new advances or renewal of existing advances and will be required to terminate its FHLB membership within one year the rule’s effective date of February 19, 2016. During the quarter we reduced our FHLB advances by approximately $300 million to $1.193 billion at March 31, 2016, with a further reduction of approximately $300 million subsequent to the end of the quarter. At March 31, 2016, our debt consisted of borrowings under repurchase agreements with 27 counterparties, FHLB advances, securitized debt, payable for unsettled purchases, Senior Notes outstanding and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 3.4 times.  (See table on page 70 under Results of Operations that presents our quarterly leverage multiples since March 31, 2015.)

Information About Our Assets

The tables below present certain information about our asset allocation at March 31, 2016:

ASSET ALLOCATION

	Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (1)		MBS Portfolio	Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		Other, net (3)		Total
(Dollars in Thousands)
Fair Value/Carrying Value	$4,544,883		$3,604,592		$2,496,165		$10,645,640	$376,235		$647,360		$563,348		$12,232,583
Less Payable for Unsettled Purchases	—		—		—		—	(24)		—		—		(24)
Less Repurchase Agreements	(2,851,996)		(2,459,499)		(1,911,483)		(7,222,978)	(154,135)		(434,123)		(139,409)		(7,950,645)
Less FHLB advances	(1,193,000)		—		—		(1,193,000)	—		—		—		(1,193,000)
Less Securitized Debt	—		(11,821)		—		(11,821)	—		—		—		(11,821)
Less Senior Notes	—		—		—		—	—		—		(96,706)		(96,706)
Equity Allocated	$499,887		$1,133,272		$584,682		$2,217,841	$222,076		$213,237		$327,233		$2,980,387
Less Swaps at Market Value	—		—		—		—	—		—		(118,741)		(118,741)
Net Equity Allocated	$499,887		$1,133,272		$584,682		$2,217,841	$222,076		$213,237		$208,492		$2,861,646
Debt/Net Equity Ratio (4)	8.09	x	2.18	x	3.27	x		0.69	x	2.04	x		3.41	x

(1)
Represents private-label MBS issued in 2013, 2014, 2015 and 2016 in which the underlying collateral consists of re-performing/non-performing loans that were originated in prior years. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
The carrying value of such loans reflects the purchase price, accretion of income, cash received and provision for loan losses since acquisition. At March 31, 2016, the fair value of such loans is estimated to be $392.9 million.

(3)
Includes cash and cash equivalents and restricted cash, securities obtained and pledged as collateral, CRT securities, other assets, obligation to return securities obtained as collateral of $513.4 million and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements, FHLB advances, payable for unsettled purchases and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes the obligation to return securities obtained as collateral of $513.4 million and Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of March 31, 2016 and December 31, 2015:

March 31, 2016

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,369,946	104.3%	104.4%	$1,430,279	47	2.98%	8.5%
HARP (4)	140,628	104.7	104.4	146,869	46	2.98	7.8
Other (Post June 2009) (5)	135,156	103.9	106.8	144,309	66	4.14	14.2
Other (Pre June 2009) (6)	722	104.9	106.9	772	82	4.50	1.6
Total 15-Year Fixed Rate	$1,646,452	104.3%	104.6%	$1,722,229	48	3.08%	8.9%

Hybrid:
Other (Post June 2009) (5)	$1,716,570	104.4%	104.7%	$1,797,144	59	2.91%	15.1%
Other (Pre June 2009) (6)	862,861	101.7	105.3	908,425	112	2.65	10.3
Total Hybrid	$2,579,431	103.5%	104.9%	$2,705,569	76	2.83%	13.5%
CMO/Other	$111,981	102.5%	103.6%	$115,967	179	2.61%	11.0%
Total Portfolio	$4,337,864	103.8%	104.7%	$4,543,765	68	2.92%	11.7%

December 31, 2015

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,430,258	104.3%	103.1%	$1,475,086	44	2.99%	8.4%
HARP (4)	146,821	104.7	103.1	151,387	43	2.98	7.9
Other (Post June 2009) (5)	144,596	103.9	106.1	153,477	63	4.14	16.1
Other (Pre June 2009) (6)	745	104.9	106.8	796	79	4.50	28.9
Total 15-Year Fixed Rate	$1,722,420	104.3%	103.4%	$1,780,746	45	3.09%	9.1%

Hybrid:
Other (Post June 2009) (5)	$1,811,007	104.4%	104.8%	$1,897,030	56	2.89%	15.6%
Other (Pre June 2009) (6)	899,185	101.7	105.7	950,666	109	2.60	9.3
Total Hybrid	$2,710,192	103.5%	105.1%	$2,847,696	73	2.80%	13.5%
CMO/Other	$117,791	102.5%	104.2%	$122,771	175	2.52%	12.2%
Total Portfolio	$4,550,403	103.8%	104.4%	$4,751,213	65	2.90%	11.8%

(1)  Does not include principal payments receivable of $1.1 million and $1.0 million at March 31, 2016 and December 31, 2015, respectively.
(2)  Weighted average is based on MBS current face at March 31, 2016 and December 31, 2015, respectively.
(3)  Low loan balance represents MBS collateralized by mortgages with an original loan balance of less than or equal to $175,000.
(4)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.
(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.
(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of March 31, 2016 and December 31, 2015:

March 31, 2016

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$804,910	104.0%	103.2%	$830,528	39	3.04%	100%	6.5%
3.0%	340,228	105.9	104.8	356,670	45	3.49	100	8.9
3.5%	8,783	103.5	105.8	9,292	65	4.18	100	10.1
4.0%	422,314	103.5	106.6	450,349	64	4.40	80	12.6
4.5%	70,217	105.2	107.4	75,390	68	4.88	33	13.7
Total 15-Year Fixed Rate	$1,646,452	104.3%	104.6%	$1,722,229	48	3.56%	92%	8.9%

December 31, 2015

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$834,689	104.0%	101.5%	$846,925	36	3.04%	100%	6.9%
3.0%	355,439	105.9	103.4	367,471	42	3.49	100	8.0
3.5%	9,238	103.5	104.9	9,691	62	4.18	100	12.6
4.0%	448,064	103.5	106.4	476,793	61	4.40	79	13.1
4.5%	74,990	105.2	106.5	79,866	65	4.88	33	13.3
Total 15-Year Fixed Rate	$1,722,420	104.3%	103.4%	$1,780,746	45	3.57%	92%	9.1%

(1)  Does not include principal payments receivable of $1.1 million and $1.0 million at March 31, 2016 and December 31, 2015, respectively.
(2)  Weighted average is based on MBS current face at March 31, 2016 and December 31, 2015, respectively.
(3)  Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of March 31, 2016 and December 31, 2015:

March 31, 2016

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$684,949	104.2%	105.1%	$720,193	2.68%	67	7	24%	15.1%
Agency 7/1	791,420	104.5	104.2	825,044	3.04	54	29	22	16.7
Agency 10/1	240,201	104.7	104.9	251,907	3.17	50	69	61	10.1
Total Hybrids Post June 2009	$1,716,570	104.4%	104.7%	$1,797,144	2.91%	59	26	29%	15.1%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$822,136	101.7%	105.2%	$865,187	2.50%	112	5	58%	10.0%
Coupon >= 4.5% (6)	40,725	101.5	106.2	43,238	5.73	104	15	71	17.4
Total Hybrids Pre June 2009	$862,861	101.7%	105.3%	$908,425	2.65%	112	5	58%	10.3%
Total Hybrids	$2,579,431	103.5%	104.9%	$2,705,569	2.83%	76	19	39%	13.5%

December 31, 2015

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$723,853	104.2%	105.7%	$765,426	2.62%	64	7	23%	15.6%
Agency 7/1	838,505	104.5	104.2	873,765	3.04	51	32	22	16.7
Agency 10/1	248,649	104.7	103.7	257,839	3.18	47	72	61	11.5
Total Hybrids Post June 2009	$1,811,007	104.4%	104.8%	$1,897,030	2.89%	56	27	28%	15.6%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$853,168	101.7%	105.7%	$901,870	2.43%	109	6	59%	8.9%
Coupon >= 4.5% (6)	46,017	101.5	106.0	48,796	5.73	102	18	73	17.4
Total Hybrids Pre June 2009	$899,185	101.7%	105.7%	$950,666	2.60%	109	6	60%	9.3%
Total Hybrids	$2,710,192	103.5%	105.1%	$2,847,696	2.80%	73	20	39%	13.5%

(1)  Does not include principal payments receivable of $1.1 million and $1.0 million at March 31, 2016 and December 31, 2015, respectively.
(2)  Weighted average is based on MBS current face at March 31, 2016 and December 31, 2015, respectively.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest-only period.  Percentage is based on MBS current face at March 31, 2016 and December 31, 2015, respectively.
(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.
(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at March 31, 2016 and December 31, 2015:

(In Thousands)	March 31, 2016		December 31, 2015
Non-Agency MBS
Face/Par	$6,651,390		$6,961,493
Fair Value	6,100,757		6,420,817
Amortized Cost	5,612,561		5,861,843
Purchase Discount Designated as Credit Reserve and OTTI	(757,564)	(1)	(787,541)	(2)
Purchase Discount Designated as Accretable	(281,331)		(312,182)
Purchase Premiums	66		73

(1)  Includes discount designated as Credit Reserve of $736.4 million and OTTI of $21.2 million.
(2)  Includes discount designated as Credit Reserve of $766.0 million and OTTI of $21.5 million.

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, for the three months ended March 31, 2016 and March 31, 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(787,541)	$(312,182)	$(900,557)	$(399,564)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	(15,543)	1,832
Accretion of discount	—	21,406	—	24,800
Realized credit losses	18,050	—	19,624	—
Purchases	(4,294)	1,606	(34)	(3,410)
Sales	12,020	12,040	1,049	9,969
Net impairment losses recognized in earnings	—	—	(407)	—
Transfers/release of credit reserve	4,201	(4,201)	22,335	(22,335)
Balance at the end of period	$(757,564)	$(281,331)	$(873,533)	$(388,708)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents information with respect to the yield components of our Non-Agency MBS for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS
Coupon Yield (1)	5.09%	3.73%	5.11%	3.56%
Effective Yield Adjustment (2)	2.52	0.24	2.53	0.06
Net Yield	7.61%	3.97%	7.64%	3.62%

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

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal, and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at March 31, 2016 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	One to Five Years		Five to Ten Years		Over Ten Years		Total MBS (1)
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$588	2.47%	$323,255	2.99%	$3,321,283	2.04%	$3,645,126	$3,684,575	2.13%
Freddie Mac	—	—	131,479	3.12	717,375	1.94	848,854	851,230	2.12
Ginnie Mae	—	—	—	—	8,895	1.87	8,895	9,078	1.87
Total Agency MBS	$588	2.47%	$454,734	3.03%	$4,047,553	2.02%	$4,502,875	$4,544,883	2.12%
Non-Agency MBS	$269,395	3.96%	$3,894	8.34%	$5,339,272	6.35%	$5,612,561	$6,100,757	6.24%
Total MBS	$269,983	3.96%	$458,628	3.07%	$9,386,825	4.49%	$10,115,436	$10,645,640	4.41%

(1)  We did not have any MBS with contractual maturities of less than one year at March 31, 2016.

At March 31, 2016, our CRT securities had an amortized cost of $215.6 million, a fair value of $215.8 million, a weighted average yield of 5.22% and weighted average time to maturity of 9.0 years.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loans held by consolidated trusts at March 31, 2016 and does not reflect estimates of prepayments or scheduled amortization. For residential whole loans at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Residential Whole Loans at Carrying Value	Residential Whole Loans at Fair Value
Amount due:
Within one year	$2,350	$6,250
After one year:
Over one to five years	3,739	5,874
Over five years	370,146	635,236
Total due after one year	$373,885	$641,110
Total residential whole loans	$376,235	$647,360

The following table presents at March 31, 2016, the dollar amount of our residential whole loans at fair value, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Residential Whole Loans at Fair Value (1)
Interest rates:
Fixed	$377,063
Adjustable	264,047
Total	$641,110

(1)  Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of March 31, 2016.

Information is not presented for residential whole loans at carrying value as income is recognized based on pools of assets with similar risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than on the contractual coupons of the underlying loans.

The following table presents additional information regarding our residential whole loans at fair value at March 31, 2016 and December 31, 2015:

	Residential Whole Loans, at Fair Value
(Dollars in Thousands)	March 31, 2016	December 31, 2015
Loans 90 days or more past due:
Number of Loans	2,283	2,426
Aggregate Amount Outstanding	$498,989	$493,640

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

In addition, we use Swaps to manage interest rate risk exposure in connection with our repurchase agreement financings. We will make cash payments or pledge securities as collateral as part of a margin arrangement in connection with interest rate Swaps that are in an unrealized loss position. In the event that a counterparty for a Swap that is not subject to central clearing were to default on its obligation, we would be exposed to a loss to a Swap counterparty to the extent that the amount of cash or securities pledged exceeded the unrealized loss on the associated Swaps and we were not able to recover the excess collateral.

The table below summarizes our exposure to our counterparties at March 31, 2016, by country:

Country	Number of Counterparties	Repurchase Agreement Financing and Other Advances		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland	2	$1,565,190		$—	$528,754	4.12%
United Kingdom	2	248,685		—	107,112	0.83
France	2	379,106		—	82,013	0.64
Holland	1	386,646		(31)	17,780	0.14
Germany	1	—		62	(146)	—
Total	8	2,579,627		31	735,513	5.73%
Other Countries:
United States (3)	14	$4,954,170		$(118,772)	$1,090,438	8.49%
Canada (4)	4	1,268,831		—	282,084	2.20
Japan	3	489,304		—	27,994	0.22
China	1	352,591		—	11,174	0.09
Total	22	7,064,896		(118,772)	1,411,690	11.00%
Total Counterparty Exposure	30	$9,644,523	(5)	$(118,741)	$2,147,203	16.73%

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

At March 31, 2016, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Current period estimated taxable and items expected to impact future taxable income

We estimate that for the three months ended March 31, 2016, our taxable income was approximately $134.0 million. Based on dividends paid or declared during the three months ended March 31, 2016, we have undistributed taxable income of approximately $64.2 million, or $0.17 per share. We have until the filing of our 2016 tax return (due not later than September 15, 2017) to declare the distribution of any 2016 REIT taxable income not previously distributed.

During the remainder of 2016, it is also anticipated that we will receive our share of settlement proceeds in connection with the $8.5 billion settlement of the Bank of America/Countrywide MBS litigation, which is expected to generate taxable income of approximately $0.05 per share.

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

Resecuritization transactions result in differences between GAAP net income and REIT Taxable Income

For tax purposes, depending on the transaction structure, a resecuritization transaction may be treated either as a sale or a financing of the underlying MBS.  Income recognized from resecuritization transactions will differ for tax and GAAP.  For tax purposes, we own and may in the future acquire interests in resecuritization trusts, in which several of the classes of securities are or will be issued with Original Issue Discount (or OID).  As the holder of the retained interests in the trust, we generally will be required to include OID in our current gross interest income over the term of the applicable securities as the OID accrues.  The rate at which the OID is recognized into taxable income is calculated using a constant rate of yield to maturity, with realized losses impacting the amount of OID recognized in REIT taxable income once they are actually incurred.  For tax purposes, REIT taxable income may be recognized in excess of economic income (i.e., OID) or in advance of the corresponding cash flow from these assets, thereby effecting our dividend distribution requirement to stockholders. In addition, for resecuritization transactions that were treated as a sale of the underlying MBS for tax purposes, the unwind of any such transaction will likely result in a taxable gain or loss that is likely not recognized in GAAP net income as resecuritization transactions are typically accounted for as financing transactions for GAAP purposes.

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

Results of Operations

Quarter Ended March 31, 2016 Compared to the Quarter Ended March 31, 2015

General

For the first quarter of 2016, we had net income available to our common stock and participating securities of $74.3 million, or $0.20 per basic and diluted common share, compared to net income available to common stock and participating securities of $78.4 million, or $0.21 per basic and diluted common share, for the first quarter of 2015.  The decrease in net income available to our common stock and participating securities and the decrease of this item on a per share basis primarily reflects a decrease in net interest income on our Agency MBS, Legacy Non-Agency MBS and higher loan servicing and other related operating expenses, partially offset by higher net gains on residential whole loans held at fair value, higher net interest income on RPL/NPL MBS and gains on sales of MBS.

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

For the first quarter of 2016, our net interest spread and margin were 2.18% and 2.51%, respectively, compared to a net interest spread and margin of 2.44% and 2.77%, respectively, for the first quarter of 2015. Our net interest income decreased by $16.1 million, or 18.7%, to $69.9 million from $86.0 million for the first quarter of 2015.  Current quarter net interest income from Agency MBS and Legacy Non-Agency MBS declined compared to the first quarter of 2015 by approximately $17.4 million, primarily due to lower average balances of these securities and associated MBS repurchase agreement financings, as well as lower yields earned on Agency and Legacy Non-Agency MBS. In addition, net interest income for the current quarter compared to the first quarter of 2015 was approximately $2.3 million lower due to higher average balances of repurchase agreement financings associated with Residential whole loans at carrying value. This was partially offset by higher net interest income on RPL/NPL MBS and CRT securities of approximately $3.5 million.

The net interest spread on our Agency MBS portfolio decreased to 0.80% for the first quarter of 2016 compared to 1.09% for the first quarter of 2015. The net interest spread on our Legacy Non-Agency MBS portfolio decreased to 4.75% for the first quarter of 2016 compared to 4.79% for the first quarter of 2015. The net interest spread on our RPL/NPL MBS portfolio was 1.90% for the first quarter of 2016 compared to 2.10% for the first quarter of 2015.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2016 and 2015.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended March 31,
	2016				2015
(Dollars in Thousands)	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Agency MBS (1)	$4,626,159		$23,997	2.07%	$5,718,372		$31,673	2.22%
Legacy Non-Agency MBS (1)	3,164,902		60,222	7.61	3,861,297		73,762	7.64
RPL/NPL MBS (1)	2,613,715		25,930	3.97	2,156,778		19,529	3.62
Total MBS	10,404,776		110,149	4.23	11,736,447		124,964	4.26
CRT securities (1)	199,438		2,692	5.40	114,616		1,360	4.75
Residential whole loans, at carrying value (2)	275,399		4,496	6.53	222,105		3,591	6.47
Cash and cash equivalents (3)	232,271		140	0.24	245,557		27	0.04
Total interest-earning assets	11,111,884		117,477	4.23	12,318,725		129,942	4.22
Total non-interest-earning assets (2)	1,890,919				1,618,276
Total assets	$13,002,803				$13,937,001

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements and FHLB advances (4)	$4,169,069		$13,152	1.27	$5,115,270		$14,205	1.13
Legacy Non-Agency repurchase agreements (4)	2,427,784		17,188	2.85	2,763,098		19,430	2.85
RPL/NPL repurchase agreements	2,015,913		10,366	2.07	1,718,092		6,428	1.52
CRT securities repurchase agreements	137,281		686	2.01	83,040		352	1.72
Residential whole loan repurchase agreements	488,725		4,003	3.29	141,048		767	2.21
Total repurchase agreements and other advances	9,238,772		45,395	1.98	9,820,548		41,182	1.70
Securitized debt	18,425		196	4.28	103,218		750	2.95
Senior Notes	96,700		2,009	8.31	96,667		2,008	8.31
Total interest-bearing liabilities	9,353,897		47,600	2.05	10,020,433		43,940	1.78
Total non-interest-bearing liabilities	762,992				712,553
Total liabilities	10,116,889				10,732,986
Stockholders’ equity	2,885,914				3,204,015
Total liabilities and stockholders’ equity	$13,002,803				$13,937,001

Net interest income/net interest rate spread (5)			$69,877	2.18%			$86,002	2.44%
Net interest-earning assets/net interest margin (6)	$1,757,987			2.51%	$2,298,292			2.77%
Ratio of interest-earning assets to interest-bearing liabilities	1.19	x			1.23	x

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

	Three Months Ended March 31, 2016
	Compared to
	Three Months Ended March 31, 2015
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(5,712)	$(1,964)	$(7,676)
Legacy Non-Agency MBS	(13,241)	(299)	(13,540)
RPL/NPL MBS	4,403	1,998	6,401
CRT securities	1,123	209	1,332
Residential whole loans, at carrying value (1)	870	35	905
Cash and cash equivalents	(2)	115	113
Total net change in income from interest-earning assets	$(12,559)	$94	$(12,465)

Interest-bearing liabilities:
Agency repurchase agreements and FHLB advances	$(2,787)	$1,734	$(1,053)
Legacy Non-Agency repurchase agreements	(2,231)	(11)	(2,242)
RPL/NPL repurchase agreements	1,273	2,665	3,938
CRT securities repurchase agreements	266	68	334
Residential whole loan repurchase agreements	2,696	540	3,236
Securitized debt	(798)	244	(554)
Senior Notes	1	—	1
Total net change in expense of interest-bearing liabilities	$(1,580)	$5,240	$3,660
Net change in net interest income	$(10,979)	$(5,146)	$(16,125)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
March 31, 2016	2.18%	2.51%
December 31, 2015	2.22	2.54
September 30, 2015	2.24	2.58
June 30, 2015	2.33	2.66
March 31, 2015	2.44	2.77

(1)  Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)  Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)
March 31, 2016	2.07%	1.27%	0.80%	7.61%	2.86%	4.75%	3.97%	2.07%	1.90%	4.23%	1.91%	2.32%
December 31, 2015	2.04	1.17	0.87	7.64	2.90	4.74	3.70	1.81	1.89	4.17	1.81	2.36
September 30, 2015	1.84	1.13	0.71	7.60	2.76	4.84	3.74	1.73	2.01	4.08	1.73	2.35
June 30, 2015	1.89	1.06	0.83	7.59	2.77	4.82	3.66	1.60	2.06	4.09	1.65	2.44
March 31, 2015	2.22	1.13	1.09	7.64	2.85	4.79	3.62	1.52	2.10	4.26	1.69	2.57

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency cost of funding includes 65, 74, 74, 70 and 78 basis points and Legacy Non-Agency cost of funding includes 65, 69, 66, 68 and 78 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the first quarter of 2016 decreased by $7.7 million, or 24.2% to $24.0 million from $31.7 million for the first quarter of 2015.  This change primarily reflects a $1.092 billion decrease in the average amortized cost of our Agency MBS portfolio to $4.626 billion for the first quarter of 2016 from $5.718 billion for the first quarter of 2015. In addition, the net yield on our Agency MBS decreased to 2.07% for the first quarter of 2016 from 2.22% for the first quarter of 2015. At the end of the first quarter of 2016, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the first quarter of 2015, as a result of prepayments on higher coupon assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio decreased to 2.78% for the first quarter of 2016 from 2.99% for the first quarter of 2015.  During the first quarter of 2016, our Agency MBS portfolio experienced an 11.7% CPR and we recognized $8.1 million of net premium amortization compared to a CPR of 10.9% and $9.1 million of net premium amortization for the first quarter of 2015. At March 31, 2016, we had net purchase premiums on our Agency MBS of $163.9 million, or 3.8% of current par value, compared to net purchase premiums of $172.0 million, or 3.8% of par value at December 31, 2015.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) decreased $7.1 million, or 7.7%, for the first quarter of 2016 to $86.2 million compared to $93.3 million for the first quarter of 2015, primarily due to the decrease in the average amortized cost of our Non-Agency MBS portfolio of $239.5 million or 4.0%, to $5.779 billion from $6.018 billion for the first quarter of 2015. Our Legacy Non-Agency MBS portfolio yielded 7.61% for the first quarter of 2016 compared to 7.64% for the first quarter of 2015. The decrease in the yield on our Legacy Non-Agency MBS is primarily due to prepayments on higher yielding assets in the portfolio. Our RPL/NPL MBS portfolio yielded 3.97% for the first quarter of 2016 compared to 3.62% for the first quarter of 2015. The increase in the net yield on our RPL/NPL MBS portfolio is primarily due to the addition since the first quarter of 2015 of higher yielding RPL/NPL MBS and the impact of redemptions during the quarter of certain RPL/NPL MBS that had been previously purchased at a discount.

During the first quarter of 2016, we recognized net purchase discount accretion of $21.5 million on our Non-Agency MBS, compared to $24.8 million for the first quarter of 2015.  At March 31, 2016, we had net purchase discounts of $1.037 billion, including Credit Reserve and previously recognized OTTI of $757.6 million, on our Legacy Non-Agency MBS, or 25.1% of par value.  During the first quarter of 2016 we reallocated $4.2 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPR experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
March 31, 2016	2.78%	2.07%	11.7%	5.09%	7.61%	13.3%	3.73%	3.97%	23.0%
December 31, 2015	2.76	2.04	11.8	5.09	7.64	14.6	3.68	3.70	21.5
September 30, 2015	2.74	1.84	15.4	5.10	7.60	16.3	3.62	3.74	29.5
June 30, 2015	2.77	1.89	14.8	5.06	7.59	14.8	3.57	3.66	28.6
March 31, 2015	2.99	2.22	10.9	5.11	7.64	11.1	3.56	3.62	19.6

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

Interest Expense

Our interest expense for the first quarter of 2016 increased by $3.7 million, or 8.3% to $47.6 million, from $43.9 million for the first quarter of 2015.  This increase primarily reflects an increase in financing rates on our Agency MBS, an increase in our average borrowings to finance RPL/NPL MBS and residential whole loans, and utilization of FHLB advances, which was partially offset by a decrease in our average repurchase agreement borrowings to finance Agency MBS and Legacy Non-Agency MBS and a decrease in the average balance of securitized debt.

At March 31, 2016, we had repurchase agreement borrowings of $7.951 billion of which $3.000 billion was hedged with Swaps, FHLB advances of $1.193 billion and securitized debt of $11.8 million.  At March 31, 2016, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 1.82% and extended 43 months on average with a maximum remaining term of approximately 89 months.

The effective interest rate paid on our borrowings increased to 2.05% for the quarter ended March 31, 2016 from 1.78% for the quarter ended March 31, 2015.  This increase reflects higher financing rates on our Agency MBS and RPL/NPL MBS, the increase in our average balance of repurchase agreements to finance residential whole loans and RPL/NPL MBS, partially offset by the lower average balance of Agency and Legacy Non-Agency repurchase agreements and securitized debt.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $10.7 million or 46 basis points, for the first quarter of 2016, compared to interest expense of $15.4 million, or 62 basis points, for the first quarter of 2015.  The weighted average fixed-pay rate on our Swaps designated as hedges decreased to 1.82% for the quarter ended March 31, 2016 from 1.84% for the quarter ended March 31, 2015.  The weighted average variable interest rate received on our Swaps increased to 0.42% for the quarter ended March 31, 2016 from 0.17% for the quarter ended March 31, 2015.  During the quarter ended March 31, 2016, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $50.0 million and a weighted average fixed-pay rate of 2.13% amortize and/or expire.

We expect that our interest expense and funding costs for the remainder of 2016 will be impacted by market interest rates, the amount of our borrowings and incremental hedging activity, existing and future interest rates on our hedging instruments and the extent to which we execute additional longer-term structured financing transactions.  As a result of these variables, our borrowing costs cannot be predicted with certainty.  (See Notes 6, 9 and 18 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

OTTI

During the first quarter of 2016, we did not recognize any OTTI changes through earnings against our Non-Agency MBS. During the first quarter of 2015 we recognized OTTI charges through earnings of $407,000 against certain of our Non-Agency MBS. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows. At March 31, 2016, we had 317 Agency MBS with a gross unrealized loss of $19.8 million, 52 RPL/NPL MBS with a gross unrealized loss of $17.8 million, and 71 Legacy Non-Agency MBS with a gross unrealized loss of $13.2 million.  Impairments on Agency MBS in an unrealized loss position at March 31, 2016 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such securities, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in our analysis of expected cash flows for our Legacy Non-Agency MBS and any determination of the credit component of OTTI.

Other Income, net

For the first quarter of 2016, Other Income, net increased by $13.9 million, or 158.0%, to $22.7 million compared to $8.8 million for the first quarter of 2015.  Other Income, net for the first quarter of 2016 primarily reflects an $11.9 million net gain recorded on residential whole loans held at fair value, and $9.7 million of gross gains realized on the sale of $32.0 million Non-Agency MBS. During the three months ended March 31, 2015, we sold Non-Agency MBS for $10.8 million, realizing gross gains of $6.4 million.

Operating and Other Expense

For the first quarter of 2016, we had compensation and benefits and other general and administrative expense of $11.3 million, or 1.57% of average equity, compared to $10.2 million, or 1.27% of average equity, for the first quarter of 2015.  Compensation and benefits expense increased $661,000 to $7.4 million for the first quarter of 2016, compared to $6.7 million for the first quarter of 2015, primarily reflecting higher headcount and recognition for accounting purposes of additional expense associated with long term incentive awards. Our other general and administrative expenses increased by $461,000 to $3.9 million for the quarter ended March 31, 2016 compared to $3.5 million for the quarter ended March 31, 2015, primarily due to higher IT development and related expenses and higher professional service related costs.

Operating and Other Expense for the first quarter of 2016 also includes $3.1 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $1.1 million, consistent with the overall growth in this asset class during 2015. The overall increase is primarily due to increased loan servicing and modification fees and non-recoverable advances on REO and carrying value loans which were partially offset by a decrease in the provision for loan losses recognized.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
March 31, 2016	2.29%	10.82%	22.19%	1.00	3.4	$7.17
December 31, 2015	2.10	9.80	22.56	1.05	3.4	7.47
September 30, 2015	2.22	10.21	22.85	1.00	3.3	7.70
June 30, 2015	2.16	9.78	23.18	1.00	3.3	7.96
March 31, 2015	2.25	10.26	22.97	0.95	3.3	8.13

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)
Represents the sum of borrowings under repurchase agreements, FHLB advances, securitized debt, payable for unsettled purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity.

(6)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

Recent Accounting Standards to be Adopted in Future Periods

Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (or ASU 2016-09). The amendments of this ASU will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We are currently evaluating the effect that ASU 2016-09 will have on our consolidated financial statements and related disclosures.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (or ASU 2016-02). The amendments in this ASU establish a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (or ASU 2016-01).The amendments in this ASU affect all entities that hold financial assets or owe financial liabilities, and address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The classification and measurement guidance of investments in debt securities and loans are not affected by the amendments in this ASU. ASU 2016-01 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Early adoption is not permitted for public business entities, except for a provision related to financial statements of fiscal years or interim periods that have not yet been issued, to recognize in other comprehensive income, the change in fair value of a liability resulting from a change in the instrument-specific credit risk measured using the fair value option. Entities should apply the amendments in this ASU by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are currently evaluating the effect that ASU 2016-01 will have on our consolidated financial statements and related disclosures.

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

Proposed Accounting Standards

The FASB has recently issued or discussed a number of proposed standards on such topics as measurement of credit impairment, hedge accounting, classification of certain cash flows, and disclosures about liquidity risk and interest rate risk.  Some of the proposed changes are potentially significant and could have a material impact on our reporting.  We have not yet fully evaluated the potential impact of these proposals but will make such an evaluation as the standards are finalized.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional MBS and residential whole loans, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at March 31, 2016, we had 6.8 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the three months ended March 31, 2016, we issued 47,674 shares of common stock through our DRSPP, raising net proceeds of approximately $302,000.

Our borrowings under repurchase agreements are uncommitted and renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time.  The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association.  In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement.  Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (as defined below), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions.

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at March 31, 2016 and December 31, 2015:

At March 31, 2016	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.69%	3.00%	6.00%
Legacy Non-Agency MBS	24.27	15.00	60.00
RPL/NPL MBS	23.49	17.50	30.00
U.S. Treasury securities	1.59	1.00	2.00
CRT securities	24.91	20.00	30.00
Residential whole loans	26.05	25.00	35.00

At December 31, 2015	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.67%	3.00%	6.00%
Legacy Non-Agency MBS	25.84	10.00	63.50
RPL/NPL MBS	21.05	20.00	30.00
U.S. Treasury securities	1.60	1.00	2.00
CRT securities	25.04	20.00	30.00
Residential whole loans	27.69	25.00	36.00

The weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have not significantly changed since December 31, 2015.

During the first three months of 2016, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at generally attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS on more favorable terms than financing for Non-Agency MBS.

In July 2015, our wholly-owned subsidiary, MFA Insurance became a member of the FHLB. As a member of the FHLB, MFA Insurance had access to a variety of products and services offered by the FHLB, including secured advances (subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB). The weighted average haircut on our FHLB advances at March 31, 2016 was 5.56%. However, in January, 2016, the FHFA amended its regulation on FHLB membership, which, among other things, provided termination rules for current captive insurance members. As a result, MFA Insurance will not be permitted new advances or renewal of existing advances and will be required to terminate its FHLB membership and repay any outstanding advances by no later than February 19, 2017. As of March 31, 2016, MFA Insurance had approximately $1.193 billion in outstanding advances (backed by Agency MBS).

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

At March 31, 2016, we had a total of $9.745 billion of MBS, U.S. Treasury securities, CRT securities and residential whole loans and $123.7 million of restricted cash pledged against our repurchase agreements and Swaps. In addition, at March 31, 2016, we had $1.286 billion of Agency MBS pledged against our FHLB advances. At March 31, 2016, we have access to various sources of liquidity which we estimate exceeds $550.3 million. This includes (i) $146.2 million of cash and cash equivalents; (ii) $233.9 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $170.2 million in estimated financing available from unpledged Non-Agency MBS.

The table below presents certain information about our borrowings under repurchase agreements and other advances, and securitized debt:

	Repurchase Agreements and Other Advances			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
March 31, 2016	$9,238,772	$9,143,645	$9,205,547	$18,425	$11,821	$18,247
December 31, 2015	9,428,211	9,387,623	9,413,189	28,009	21,867	27,686
September 30, 2015	9,422,881	9,475,834	9,486,357	50,691	31,940	49,941
June 30, 2015	9,720,193	9,635,035	9,746,825	80,343	61,965	80,331
March 31, 2015	9,820,548	9,809,587	9,863,779	103,218	90,842	103,827

(1)  The information presented in the table above excludes Senior Notes issued in April 2012. The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.

Cash Flows and Liquidity For the Three Months Ended March 31, 2016

Our cash and cash equivalents decreased by $18.8 million during the three months ended March 31, 2016, reflecting:  $336.7 million provided by our investing activities; $39.0 million provided by our operating activities; and $394.5 million used in our financing activities.

At both March 31, 2016 and December 31, 2015, our debt-to-equity multiple was 3.4 times. At March 31, 2016, we had borrowings under repurchase agreements of $7.951 billion with 27 counterparties, of which $2.852 billion was secured by Agency MBS, $1.954 billion was secured by Legacy Non-Agency MBS, $1.911 billion was secured by RPL/NPL MBS, $505.0 million was secured by U.S. Treasuries, $139.4 million was secured by CRT securities and $589.1 million was secured by residential whole loans.  In addition, we had $1.193 billion in outstanding FHLB advances, secured by Agency MBS. We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2015, we had borrowings under repurchase agreements of $7.889 billion with 27 counterparties, of which $2.728 billion was secured by Agency MBS, $1.960 billion was secured by Legacy Non-Agency MBS, $2.080 billion was secured by RPL/NPL MBS, $504.8 million was secured by U.S. Treasuries, $128.5 million by CRT securities and $487.8 million was secured by residential whole loans. In addition, we had $1.500 billion in outstanding FHLB advances, secured by Agency MBS.

At March 31, 2016, outstanding securitized debt was $11.8 million, which had a weighted average expected remaining term of 0.21 years. During the three months ended March 31, 2016, securitized debt was reduced by principal payments of $10.1 million.

During the three months ended March 31, 2016, $336.7 million was provided through our investing activities.  We received cash of $807.3 million from prepayments and scheduled amortization on our MBS, of which $212.4 million was attributable to Agency MBS and $594.9 million was from Non-Agency MBS.  We purchased $346.4 million of Non-Agency MBS and $29.0 million of CRT securities funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In addition, during the three months ended March 31, 2016 we sold certain of our Non-Agency MBS for $32.0 million, realizing gross gains of $9.7 million.

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

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
March 31, 2016	$269,027	$117,800	$386,827	$325,233	$(61,594)
December 31, 2015	225,323	32,200	257,523	276,596	19,073
September 30, 2015	397,763	86,300	484,063	433,003	(51,060)
June 30, 2015	391,088	50,700	441,788	408,968	(32,820)
March 31, 2015	309,114	98,000	407,114	350,036	(57,078)

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through March 31, 2016.

During the three months ended March 31, 2016, we paid $74.4 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $3.8 million on our preferred stock. On March 11, 2016, we declared our first quarter 2016 dividend on our common stock of $0.20 per share; on April 29, 2016, we paid this dividend, which totaled approximately $74.4 million, including dividend equivalents of approximately $218,000.

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

We use Swaps as part of our overall interest rate risk management strategy. Such derivative financial instruments are intended to act as a hedge against future interest rate increases on our repurchase agreement financings, which rates are typically highly correlated with LIBOR. While our derivatives do not extend the maturities of our borrowings under repurchase agreements, they do, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreement financings that are hedged.

At March 31, 2016, MFA’s $8.148 billion of Agency MBS and Legacy Non-Agency MBS were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
Time to Reset	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
(Dollars in Thousands)
< 2 years (5)	$1,904,332	6	13.2%	$2,423,295	5	12.6%	$4,327,627	6	12.8%
2-5 years	727,022	35	15.7	—	—	—	727,022	35	15.7
> 5 years	190,182	74	7.1	—	—	—	190,182	74	7.1
ARM-MBS Total	$2,821,536	18	13.4%	$2,423,295	5	12.6%	$5,244,831	12	13.0%
15-year fixed (6)	$1,722,229		8.9%	$7,273		2.0%	$1,729,502		8.9%
30-year fixed (6)	—		—	1,167,667		15.2	1,167,667		15.2
40-year fixed (6)	—		—	6,357		13.2	6,357		13.2
Fixed-Rate Total	$1,722,229		8.9%	$1,181,297		15.1%	$2,903,526		11.6%
MBS Total	$4,543,765		11.7%	$3,604,592		13.3%	$8,148,357		12.5%

(1)	Excludes $2.496 billion of RPL/NPL MBS. Refer to table below for further information on RPL/NPL MBS.

(2)	Does not include principal payments receivable of $1.1 million.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic and/or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	3 month average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating-rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at March 31, 2016:

	Fair Value	Net Coupon	Months to Step-Up (1)	Current Credit Support (2)	Original Credit Support	3 Month Average Bond CPR (3)
(Dollars in Thousands)
Re-Performing MBS	$481,921	3.72%	15	47%	40%	14.2%
Non-Performing MBS	2,014,244	3.79	23	49	48	25.0
Total RPL/NPL MBS	$2,496,165	3.78%	22	48%	47%	23.0%

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

At March 31, 2016, our CRT securities had a fair value of $215.8 million and reset monthly based on one-month LIBOR.

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at March 31, 2016.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at March 31, 2016.

Shock Table

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$11,999,611	$(24,666)	$11,974,945	$(77,954)	(8.58)%	(0.65)%
+ 50 Basis Point Increase	$12,088,466	$(71,703)	$12,016,763	$(36,136)	(5.21)%	(0.30)%
Actual at March 31, 2016	$12,171,640	$(118,741)	$12,052,899	$—	—	—
- 50 Basis Point Decrease	$12,249,135	$(165,778)	$12,083,357	$30,458	(0.58)%	0.25%
-100 Basis Point Decrease	$12,320,950	$(212,816)	$12,108,134	$55,235	(7.84)%	0.46%

(1)  Such assets include MBS and CRT securities, residential whole loans, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2016.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made with respect to the interest rate sensitive liabilities (assumed to be repurchase agreement financings and securitized debt) include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At March 31, 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At March 31, 2016, the impact on portfolio value was approximated using estimated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.55 which is the weighted average of 1.68 for our Agency MBS, 1.15 for our Non-Agency investments, (3.27) for our Swaps and zero for our cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.19), which is the weighted average of (0.50) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS and zero for our cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics of the mortgage loans underlying our Legacy Non-Agency MBS.  The following table presents certain information about our Legacy Non-Agency MBS portfolio at March 31, 2016.  Information presented with respect to the weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, do not reflect the impact of the general decline in home prices or changes in borrowers’ credit scores or the current use of the mortgaged properties.

The information in the table below is presented as of March 31, 2016:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	93	76	100	25	55	65	414
MBS current face (3)	$1,145,702	$787,109	$873,201	$203,166	$526,855	$599,728	$4,135,761
Total purchase discounts, net (3)	$(289,778)	$(210,560)	$(150,460)	$(59,268)	$(174,546)	$(152,417)	$(1,037,029)
Purchase discount designated as Credit Reserve and OTTI (3)(4)	$(197,331)	$(105,021)	$(74,563)	$(58,699)	$(199,898)	$(122,052)	$(757,564)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	17.2%	13.3%	8.5%	28.9%	37.9%	20.4%	18.3%
MBS amortized cost (3)	$855,924	$576,549	$722,741	$143,898	$352,309	$447,311	$3,098,732
MBS fair value (3)	$999,609	$671,579	$789,579	$173,549	$436,741	$533,535	$3,604,592
Weighted average fair value to current face	87.2%	85.3%	90.4%	85.4%	82.9%	89.0%	87.2%
Weighted average coupon (5)	3.96%	3.37%	3.12%	4.88%	5.06%	4.38%	3.92%
Weighted average loan age (months) (5)(6)	108	117	131	112	119	131	120
Weighted average current loan size (5)(6)	$513	$502	$313	$403	$251	$251	$392
Percentage amortizing (7)	59%	77%	100%	69%	86%	99%	81%
Weighted average FICO score at origination (5)(8)	731	728	727	706	703	705	721
Owner-occupied loans	90.0%	90.5%	86.0%	87.2%	85.8%	84.1%	87.7%
Rate-term refinancings	28.4%	20.3%	14.9%	21.5%	15.9%	14.9%	20.1%
Cash-out refinancings	34.5%	35.9%	26.5%	44.1%	43.3%	38.2%	35.2%
3 Month CPR (6)	13.2%	15.0%	14.0%	13.6%	12.9%	13.5%	13.7%
3 Month CRR (6)(9)	10.6%	12.1%	11.4%	11.1%	9.0%	10.6%	10.9%
3 Month CDR (6)(9)	2.9%	3.4%	2.9%	2.9%	4.4%	4.0%	3.4%
3 Month loss severity	54.0%	47.6%	44.0%	81.3%	64.4%	72.7%	57.1%
60+ days delinquent (8)	12.1%	11.4%	10.5%	17.9%	17.9%	15.5%	13.1%
Percentage of always current borrowers (Lifetime) (10)	40.0%	39.5%	45.1%	32.6%	27.0%	33.5%	38.0%
Percentage of always current borrowers (12M) (11)	77.9%	77.4%	77.2%	68.1%	65.6%	68.0%	74.2%
Weighted average credit enhancement (8)(12)	0.2%	0.9%	4.6%	0.1%	0.9%	3.1%	1.8%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

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

(3)
Excludes Non-Agency MBS issued in 2013, 2014, 2015 and 2016 in which the underlying collateral consists of RPL/NPL MBS. These Non-Agency MBS have a current face of $2.515 billion, amortized cost of $2.514 billion, fair value of $2.496 billion and purchase discounts of $1.8 million at March 31, 2016.

(4)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)	Weighted average is based on MBS current face at March 31, 2016.

(6)	Information provided is based on loans for individual groups owned by us.

(7)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(8)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(9)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(11)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

(12)
Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.  As of March 31, 2016, a total of 281 Non-Agency MBS in our portfolio representing approximately $2.990 billion or 72% of the current face amount of the portfolio had no credit enhancement.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations by state of the mortgages collateralizing our Legacy Non-Agency MBS at March 31, 2016:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	43.6%
Florida	7.5%
New York	5.8%
Virginia	4.0%
Maryland	3.8%

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

Residential Whole Loans

We are also exposed to credit risk from our investments in residential whole loans. Our investment process for residential whole loans is generally similar to that used for Legacy Non-Agency MBS and is likewise focused on quantifying and pricing credit risk. Consequently, these loans are acquired at purchase prices that are generally discounted (often substantially) to the contractual loan balances based on a number of factors, including the impaired credit history of the borrower and the value of the collateral securing the loan. In addition, as the owner of the servicing rights, our process is also focused on selecting a sub-servicer with the appropriate expertise to mitigate losses and maximize our overall return. This involves, among other things, performing due diligence on the sub-servicer prior to their engagement as well as ongoing oversight and surveillance. To the extent that loan delinquencies and defaults are higher than our expectation at the time the loans were purchased, the discounted purchase price at which the asset is acquired is intended to provide a level of protection against financial loss.

The following table presents the five largest geographic concentrations by state of our credit sensitive residential whole loan portfolio at March 31, 2016:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	20.8%
New York	14.6%
New Jersey	8.1%
Florida	7.2%
Maryland	6.3%

Liquidity Risk

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  We pledge residential mortgage assets and cash to secure our repurchase agreements, FHLB advances and Swaps.  At March 31, 2016, we had access to various sources of liquidity which we estimate to be in excess of $550.3 million, an amount which includes (i) $146.2 million of cash and cash equivalents, (ii) $233.9 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that are currently pledged in excess of contractual requirements, and (iii) $170.2 million in estimated financing available from currently unpledged Non-Agency MBS.  Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position.  Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. As such, we cannot assure you that we will always be able to roll over our repurchase agreement financings and other advances.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2016, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2016. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. There are no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that the Company faces are not limited to those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Additional risks and uncertainties not currently known to the Company (or that it currently believes to be immaterial) may also adversely affect the Company’s business and the trading price of our securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

As previously disclosed, in August 2005, the Company’s Board authorized a Repurchase Program, to repurchase up to 4.0 million shares of the Company’s outstanding common stock under the Repurchase Program.  The Board reaffirmed such authorization in May 2010.  In December, 2013, the Company’s Board increased the number of shares authorized for repurchase to an aggregate of 10.0 million shares (under which approximately 6.6 million shares remain available for repurchase). This authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program may be made at times and in amounts as we deem appropriate (including, in our discretion, through the use of one or more plans adopted under Rule 10b-5-1 promulgated under the 1934 Act), using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.

The Company engaged in no share repurchase activity during the first quarter of 2016 pursuant to the Repurchase Program.  The Company did, however, withhold restricted shares (under the terms of grants under our Equity Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.  The following table presents information with respect to (i) such withheld restricted shares, and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month		Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
January 1-31, 2016:
Repurchase Program	(2)	—	$—	—	6,616,355
Employee Transactions	(3)	188,215	6.75	N/A	N/A
February 1-29, 2016:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	—	—	N/A	N/A
March 1-31, 2016:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	8,118	$6.85	N/A	N/A
Total Repurchase Program	(2)	—	$—	—	6,616,355
Total Employee Transactions	(3)	196,333	$6.75	N/A	N/A

(1)  Includes brokerage commissions.
(2)  As of March 31, 2016, the Company had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.
(3)  The Company’s Equity Plan provides that the value of the shares delivered or withheld be based on the price of its common stock on the date the relevant transaction occurs.

Item 6. Exhibits

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2016	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ William S. Gorin
William S. Gorin
Chief Executive Officer

	By:	/s/ Stephen D. Yarad
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