Form 10-Q
period 2016-06-30
MFA FINANCIAL, INC.
filed 2016-08-03
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

371,111,410 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 28, 2016.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)	June 30, 2016	December 31, 2015
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”) and credit risk transfer (“CRT”) securities:
Agency MBS, at fair value ($4,075,446 and $4,532,094 pledged as collateral, respectively)	$4,307,882	$4,752,244
Non-Agency MBS, at fair value ($5,111,148 and $4,874,372 pledged as collateral, respectively)	5,911,206	5,822,519
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”), at fair value (1)	193,674	598,298
CRT securities, at fair value ($255,675 and $170,352 pledged as collateral, respectively)	272,569	183,582
Securities obtained and pledged as collateral, at fair value	512,059	507,443
Residential whole loans, at carrying value ($221,050 and $93,692 pledged as collateral, respectively)	392,172	271,845
Residential whole loans, at fair value ($592,945 and $585,971 pledged as collateral, respectively)	684,582	623,276
Cash and cash equivalents	182,765	165,007
Restricted cash	143,084	71,538
Other assets	227,555	166,799
Total Assets	$12,827,548	$13,162,551

Liabilities:
Repurchase agreements and other advances	$9,038,087	$9,387,622
Obligation to return securities obtained as collateral, at fair value	512,059	507,443
8% Senior Notes due 2042 (“Senior Notes”)	96,715	96,697
Other liabilities (2)	233,019	203,528
Total Liabilities	$9,879,880	$10,195,290

Commitments and contingencies (See Note 14)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 371,027 and 370,584 shares issued and outstanding, respectively	3,710	3,706
Additional paid-in capital, in excess of par	3,021,861	3,019,956
Accumulated deficit	(571,709)	(572,332)
Accumulated other comprehensive income	493,726	515,851
Total Stockholders’ Equity	$2,947,668	$2,967,261
Total Liabilities and Stockholders’ Equity	$12,827,548	$13,162,551

(1)	Non-Agency MBS transferred to consolidated VIEs represent assets of the consolidated VIEs that can be used only to settle the obligations of each respective VIE.

(2)
Other liabilities includes $21.9 million of Securitized debt at December 31, 2015. Securitized debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that eliminate on consolidation.  The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company.  (See Notes 13, 14 and 19 for further discussion.)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2016	2015	2016	2015
Interest Income:
Agency MBS	$21,592	$25,739	$45,589	$57,412
Non-Agency MBS	80,441	80,916	160,746	162,164
Non-Agency MBS transferred to consolidated VIEs	3,324	11,595	9,171	23,638
CRT securities	3,222	1,524	5,914	2,884
Residential whole loans held at carrying value	5,758	4,193	10,195	7,784
Cash and cash equivalent investments	170	29	310	56
Interest Income	$114,507	$123,996	$231,925	$253,938

Interest Expense:
Repurchase agreements and other advances	$45,574	$40,223	$90,969	$81,405
Senior Notes and other interest expense	2,146	2,626	4,351	5,384
Interest Expense	$47,720	$42,849	$95,320	$86,789

Net Interest Income	$66,787	$81,147	$136,605	$167,149

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$—	$(130)	$—	$(525)
Portion of loss reclassed from other comprehensive income	—	(168)	—	(180)
Net Impairment Losses Recognized in Earnings	$—	$(298)	$—	$(705)

Other Income, net:
Net gain on residential whole loans held at fair value	$14,470	$3,224	$26,351	$5,258
Gain on sales of MBS	9,241	7,617	18,986	14,052
Other, net	3,319	(678)	4,404	(367)
Other Income, net	$27,030	$10,163	$49,741	$18,943

Operating and Other Expense:
Compensation and benefits	$7,022	$6,531	$14,429	$13,277
Other general and administrative expense	4,881	4,678	8,799	8,135
Loan servicing and other related operating expenses	2,964	1,732	6,098	3,731
Operating and Other Expense	$14,867	$12,941	$29,326	$25,143

Net Income	$78,950	$78,071	$157,020	$160,244
Less Preferred Stock Dividends	3,750	3,750	7,500	7,500
Net Income Available to Common Stock and Participating Securities	$75,200	$74,321	$149,520	$152,744

Earnings per Common Share - Basic and Diluted	$0.20	$0.20	$0.40	$0.41

Dividends Declared per Share of Common Stock	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Net income	$78,950	$78,071	$157,020	$160,244
Other Comprehensive Income/(Loss):
Unrealized gain/(loss) on Agency MBS, net	11,572	(25,250)	24,798	(12,365)
Unrealized gain/(loss) on Non-Agency MBS, net	93,662	(57,695)	35,300	(31,402)
Reclassification adjustment for MBS sales included in net income	(8,688)	(7,863)	(19,651)	(14,429)
Reclassification adjustment for other-than-temporary impairments included in net income	—	(298)	—	(705)
Unrealized (loss)/gain on derivative hedging instruments, net	(13,230)	26,858	(62,572)	(5,509)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	—	4,537
Other Comprehensive Income/(Loss)	83,316	(64,248)	(22,125)	(59,873)
Comprehensive income before preferred stock dividends	$162,266	$13,823	$134,895	$100,371
Dividends declared on preferred stock	(3,750)	(3,750)	(7,500)	(7,500)
Comprehensive Income Available to Common Stock and Participating Securities	$158,516	$10,073	$127,395	$92,871

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2016
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	8,000	$80	370,584	$3,706	$3,019,956	$(572,332)	$515,851	$2,967,261
Net income	—	—	—	—	—	157,020	—	157,020
Issuance of common stock, net of expenses (1)	—	—	647	4	596	—	—	600
Repurchase of shares of common stock (1)	—	—	(204)	—	(1,384)	—	—	(1,384)
Equity based compensation expense	—	—	—	—	3,038	—	—	3,038
Accrued dividends attributable to stock-based awards	—	—	—	—	(345)	—	—	(345)
Dividends declared on common stock	—	—	—	—	—	(148,438)	—	(148,438)
Dividends declared on preferred stock	—	—	—	—	—	(7,500)	—	(7,500)
Dividends attributable to dividend equivalents	—	—	—	—	—	(459)	—	(459)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	40,447	40,447
Change in unrealized losses on derivative hedging instruments, net	—	—	—	—	—	—	(62,572)	(62,572)
Balance at June 30, 2016	8,000	$80	371,027	$3,710	$3,021,861	$(571,709)	$493,726	$2,947,668

	Six Months Ended June 30, 2015
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	8,000	$80	370,084	$3,701	$3,013,634	$(568,596)	$754,453	$3,203,272
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	—	—	—	(4,537)	4,537	—
Net income	—	—	—	—	—	160,244	—	160,244
Issuance of common stock, net of expenses (1)	—	—	134	1	622	—	—	623
Repurchase of shares of common stock (1)	—	—	(22)	—	(238)	—	—	(238)
Equity based compensation expense	—	—	—	—	2,569	—	—	2,569
Accrued dividends attributable to stock-based awards	—	—	—	—	(225)	—	—	(225)
Dividends declared on common stock	—	—	—	—	—	(148,153)	—	(148,153)
Dividends declared on preferred stock	—	—	—	—	—	(7,500)	—	(7,500)
Dividends attributable to dividend equivalents	—	—	—	—	—	(513)	—	(513)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	(58,901)	(58,901)
Change in unrealized losses on derivative hedging instruments, net	—	—	—	—	—	—	(5,509)	(5,509)
Balance at June 30, 2015	8,000	$80	370,196	$3,702	$3,016,362	$(569,055)	$694,580	$3,145,669

(1)  For the six months ended June 30, 2016 and 2015, includes approximately $1.4 million (204,451 shares) and $169,000 (22,148 shares), respectively surrendered for tax purposes related to equity-based compensation awards.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2016	2015
Cash Flows From Operating Activities:
Net income	$157,020	$160,244
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS	(18,986)	(14,052)
(Gain)/loss on sales of real estate owned	(1,107)	231
Other-than-temporary impairment charges	—	705
Accretion of purchase discounts on MBS and CRT securities and residential whole loans	(42,738)	(49,805)
Amortization of purchase premiums on MBS	17,417	21,108
Depreciation and amortization on real estate, fixed assets and other assets	565	332
Equity-based compensation expense	3,042	2,569
Unrealized gain on residential whole loans at fair value	(14,616)	(1,510)
Increase in other assets	(73,632)	(21,962)
Increase in other liabilities	9,141	22,878
Net cash provided by operating activities	$36,106	$120,738

Cash Flows From Investing Activities:
Principal payments on MBS and CRT securities	$1,631,361	$1,474,569
Proceeds from sales of MBS	51,819	27,177
Purchases of MBS and CRT securities	(924,705)	(1,180,522)
Purchases of residential whole loans and capitalized advances	(256,299)	(43,661)
Principal payments on residential whole loans	47,104	16,427
Proceeds from sales of real estate owned	16,133	2,027
Redemption of Federal Home Loan Bank stock	36,395	—
Additions to leasehold improvements, furniture and fixtures	(247)	(257)
Net cash provided by investing activities	$601,561	$295,760

Cash Flows From Financing Activities:
Principal payments on repurchase agreements and other advances	$(40,222,753)	$(52,143,570)
Proceeds from borrowings under repurchase agreements and other advances	39,872,388	51,991,623
Principal payments on securitized debt	(22,057)	(48,107)
Payments made for margin calls on repurchase agreements and interest rate swap agreements (“Swaps”)	(181,400)	(148,700)
Proceeds from reverse margin calls on repurchase agreements and Swaps	89,700	123,800
Proceeds from issuances of common stock	600	623
Dividends paid on preferred stock	(7,500)	(7,500)
Dividends paid on common stock and dividend equivalents	(148,887)	(148,612)
Net cash used in financing activities	$(619,909)	$(380,443)
Net increase in cash and cash equivalents	$17,758	$36,055
Cash and cash equivalents at beginning of period	$165,007	$182,437
Cash and cash equivalents at end of period	$182,765	$218,492

Non-cash Investing and Financing Activities:
MBS and CRT securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$—	$1,917,813
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$—	$1,519,593
Net (decrease)/increase in securities obtained as collateral/obligation to return securities obtained as collateral	$(11,675)	$22,930
Transfer from residential whole loans to real estate owned	$44,991	$7,002
Dividends and dividend equivalents declared and unpaid	$74,584	$74,584

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2016 and results of operations for all periods presented have been made.  The results of operations for the six months ended June 30, 2016 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on MBS (See Note 3), valuation of MBS and CRT securities (See Notes 3 and 18), income recognition and valuation of residential whole loans (See Notes 4 and 18), valuation of derivative instruments (See Notes 6 and 18) and income recognition on certain Non-Agency MBS (defined below) purchased at a discount (See Note 3).  In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (See Note 2(o)).  Actual results could differ from those estimates.

The Company has one reportable segment as it manages its business and analyzes and reports its results of operations on the basis of one operating segment; investing, on a leveraged basis, in residential mortgage assets.

The consolidated financial statements of the Company include the accounts of all subsidiaries; all intercompany accounts and transactions have been eliminated. In addition, the Company consolidates the remaining special purpose entities created to facilitate resecuritization transactions completed in prior years and the acquisition of residential whole loans. Certain prior period amounts have been reclassified to conform to the current period presentation.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

(b)  MBS (including Non-Agency MBS transferred to consolidated VIEs) and CRT Securities

The Company has investments in residential MBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae (collectively, “Agency MBS”), and residential MBS that are not guaranteed by any U.S. Government agency or any federally chartered corporation (“Non-Agency MBS”). In addition, the Company has investments in CRT securities that are issued by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by Fannie Mae and Freddie Mac and the principal payments received are based on the performance of loans in a reference pool of previously securitized MBS. As the loans in the underlying reference pool are paid, the principal balance of the CRT securities is paid. As an investor in a CRT security, the Company may incur a loss if certain defined credit events occur, including, for certain CRT securities, if the loans in the reference pool experience delinquencies exceeding specified thresholds.

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
JUNE 30, 2016

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
JUNE 30, 2016

(c)  Securities Obtained and Pledged as Collateral/Obligation to Return Securities Obtained as Collateral

The Company has obtained securities as collateral under collateralized financing arrangements in connection with its financing strategy for Non-Agency MBS.  Securities obtained as collateral in connection with these transactions are recorded on the Company’s consolidated balance sheets as an asset along with a liability representing the obligation to return the collateral obtained, at fair value.  While beneficial ownership of securities obtained remains with the counterparty, the Company has the right to transfer the collateral obtained or to pledge it as part of a subsequent collateralized financing transaction.  (See Note 2(k) for Repurchase Agreements and Reverse Repurchase Agreements)

(d)  Residential Whole Loans

Residential whole loans included in the Company’s consolidated balance sheets are comprised of pools of fixed and adjustable rate residential mortgage loans acquired through consolidated trusts in secondary market transactions generally at discounted purchase prices. The accounting model utilized by the Company is determined at the time each loan package is initially acquired and is generally based on the delinquency status of the majority of the underlying borrowers in the package at acquisition. The accounting model described below under “Residential Whole Loans at Carrying Value” is typically utilized by the Company for loans where the underlying borrower has a delinquency status of less than 60 days at the acquisition date. The accounting model described below under “Residential Whole Loans at Fair Value” is typically utilized by the Company for loans where the underlying borrower has a delinquency status of 60 days or more at the acquisition date. The accounting model initially applied is not subsequently changed.

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

Residential Whole Loans at Carrying Value

Notwithstanding that the majority of these loans are considered to be performing substantially in accordance with their current contractual terms and conditions, the Company has elected to account for these loans as credit impaired as they were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Substantially all of the borrowers have previously experienced payment delinquencies and the amount owed on the mortgage loan may exceed the value of the property pledged as collateral. Consequently, the Company has assessed that these loans have a higher likelihood of default than newly originated mortgage loans with LTVs of 80% or less to creditworthy borrowers. The Company believes that amounts paid to acquire these loans represent fair market value at the date of acquisition. Such loans are initially recorded at fair value with no allowance for loan losses. Subsequent to acquisition, the recorded amount reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. These loans are presented on the Company’s consolidated balance sheets at carrying value, which reflects the recorded amount reduced by any allowance for loan losses established subsequent to acquisition.

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
JUNE 30, 2016

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

Cash received reflecting coupon payments on residential whole loans held at fair value is not included in Interest Income, but rather is presented in Net gain on residential whole loans held at fair value on the Company’s consolidated statements of operations. Cash outflows associated with taxes and loan related escrow payments made by the Company on behalf of the borrower are included in the basis of the loan and are reflected in Net gain on residential whole loans held at fair value. (See Notes 4 and 18)

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at June 30, 2016 or December 31, 2015.  The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency, were $132.7 million and $120.4 million at June 30, 2016 and December 31, 2015, respectively.  (See Notes 10 and 18)

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral or otherwise in connection with the Company’s Swaps and/or repurchase agreements.  Restricted cash is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its Swaps and repurchase agreements of $143.1 million and $71.5 million at June 30, 2016 and December 31, 2015, respectively.  (See Notes 6, 9, 10 and 18)

(g)  Goodwill

At June 30, 2016 and December 31, 2015, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through June 30, 2016, the Company had not recognized any impairment against its goodwill. Goodwill is included in Other assets on the Company’s consolidated balance sheets.

(h) Real Estate Owned (“REO”)

REO represents real estate acquired by the Company, including through foreclosure, deed in lieu of foreclosure or purchased in connection with the acquisition of residential whole loans. REO acquired through foreclosure or deed in lieu of foreclosures is initially recorded at fair value less estimated selling costs. REO acquired in connection with the acquisition of residential whole loans is initially recorded at its purchase price. Subsequent to acquisition, REO is reported, at each reporting date, at the lower of the current carrying amount or fair value less estimated selling costs and for presentation purposes is included in Other assets on

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

the Company’s consolidated balance sheets. Changes in fair value that result in an adjustment to the reported amount of an REO property that has a fair value at or below its carrying amount are reported in Other Income, net on the Company’s consolidated statements of operations. (See Note 7)

(i)  Depreciation

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

(k)  Repurchase Agreements and Other Advances

Repurchase Agreements

The Company finances the holdings of a significant portion of its residential mortgage assets with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although legally structured as sale and repurchase transactions, the Company accounts for repurchase agreements as secured borrowings. Under its repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, the Company is required to repay the loan including any accrued interest and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase financing with such lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  The Company also may make margin calls on counterparties when collateral values increase.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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
JUNE 30, 2016

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

In addition, the Company has elected to treat certain of its subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business may be conducted through one or more TRS, its income earned by TRS may be subject to corporate income taxation. To maintain the Company’s REIT election, no more than 25% (or, for 2018 and subsequent taxable years, 20%) of the value of a REIT’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U. S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as a TRS record current

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No deferred tax benefit was recorded by the Company for the six months ended June 30, 2016 and 2015, as a valuation allowance for the full amount of the associated deferred tax asset was recognized as its recovery is not considered more likely than not.

 Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of June 30, 2016, December 31, 2015, or June 30, 2015. The Company filed its 2014 tax return prior to September 15, 2015. The Company’s tax returns for tax years 2010 through 2014 are open to examination.

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

Swaps are carried on the Company’s consolidated balance sheets at fair value, in Other assets, if their fair value is positive, or in Other liabilities, if their fair value is negative.  Changes in the fair value of the Company’s Swaps designated in hedging transactions are recorded in OCI provided that the hedge remains effective.  Changes in fair value for any ineffective amount of a Swap are recognized in earnings.  The Company has not recognized any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

The Company has in prior years entered into several resecuritization transactions which resulted in the Company consolidating the VIEs that were created to facilitate the transactions and to which the underlying assets in connection with the resecuritizations were transferred.  In determining the accounting treatment to be applied to these resecuritization transactions, the Company concluded that the entities used to facilitate these transactions were VIEs and that they should be consolidated.  If the Company had determined that consolidation was not required, it would have then assessed whether the transfer of the underlying assets would qualify as a sale or should be accounted for as secured financings under GAAP.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

Prior to the completion of its initial resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or Qualifying Special Purpose Entities (“QSPEs”) and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.  (See Note 19)

The Company also includes on its consolidated balance sheets certain financial assets and liabilities that are acquired/issued by trusts and /or other special purpose entities that have been evaluated as being required to be consolidated by the Company under the applicable accounting guidance.

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

(t)  New Accounting Standards and Interpretations

Accounting Standards Adopted in 2016

Interest - Imputation of Interest - Simplifying the Presentation of Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”).  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation of debt issued at a discount. The recognition and measurement guidance of debt issuance costs are not affected by the amendments in this ASU. ASU 2015-03 requires retrospective application and was effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. While the Company’s adoption of ASU 2015-03 beginning on January 1, 2016, did not have a material impact on the Company’s financial position, it did result in changes, subsequent to adoption, to the presentation of assets and liabilities prior to that date. On adoption of the new standard on January 1, 2016, the Company reclassified debt issuance costs of $3.3 million related to Senior Notes, $1.3 million related to repurchase agreements and $189,000 related to its Securitized debt from Other assets and present them as a reduction in the corresponding liability on its consolidated balance sheet.

Consolidation - Amendments to the Consolidation Analysis

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”).  The amendments in this ASU change the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. It also eliminates the VIE consolidation model based on majority exposure to variability that applied to certain investment companies and similar entities. At the effective date, all previous consolidation analyses that the guidance affects must be reconsidered. ASU 2015-02 was effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015.  The Company’s adoption of ASU 2015-02 on January 1, 2016 did not have an impact on the Company’s consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

CRT Securities

CRT securities are debt obligations issued by Fannie Mae and Freddie Mac. While the coupon payments are paid by Fannie Mae or Freddie Mac on a monthly basis, the payment of principal is dependent on the performance of loans in a reference pool of MBS securitized by Fannie Mae or Freddie Mac. As principal on loans in the reference pool are paid, principal payments on the securities are made and the principal balances of the securities are reduced. Consequently, CRT securities mirror the payment and prepayment behavior of the mortgage loans in the reference pool. As an investor in a CRT security, the Company may incur a loss if certain defined credit events occur, including, for certain CRT securities, if the loans in the reference pool experience delinquencies exceeding specified thresholds. The Company assesses the credit risk associated with CRT securities by assessing the current and expected future performance of the associated reference pool. The Company pledges a significant portion of its CRT securities as collateral against its borrowings under repurchase agreements.  (See Note 10)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

The following tables present certain information about the Company’s MBS and CRT securities at June 30, 2016 and December 31, 2015:

June 30, 2016

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$3,311,761	$124,665	$(56)	$—	$3,436,370	$3,483,200	$56,317	$(9,487)	$46,830
Freddie Mac	778,878	29,879	—	—	809,426	815,997	8,677	(2,106)	6,571
Ginnie Mae	8,358	148	—	—	8,506	8,685	179	—	179
Total Agency MBS	4,098,997	154,692	(56)	—	4,254,302	4,307,882	65,173	(11,593)	53,580
Non-Agency MBS:
Expected to Recover Par (3)(4)	2,903,420	65	(35,991)	—	2,867,494	2,892,151	32,196	(7,539)	24,657
Expected to Recover Less than Par (3)	3,681,218	—	(289,557)	(724,198)	2,667,463	3,212,729	551,328	(6,062)	545,266
Total Non-Agency MBS (5)	6,584,638	65	(325,548)	(724,198)	5,534,957	6,104,880	583,524	(13,601)	569,923
Total MBS	10,683,635	154,757	(325,604)	(724,198)	9,789,259	10,412,762	648,697	(25,194)	623,503
CRT securities (6)	272,635	—	(5,494)	—	267,141	272,569	6,017	(589)	5,428
Total MBS and CRT securities	$10,956,270	$154,757	$(331,098)	$(724,198)	$10,056,400	$10,685,331	$654,714	$(25,783)	$628,931

December 31, 2015

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$3,690,020	$139,243	$(59)	$—	$3,829,204	$3,865,485	$62,111	$(25,830)	$36,281
Freddie Mac	851,087	32,680	—	—	884,798	877,109	6,906	(14,595)	(7,689)
Ginnie Mae	9,296	164	—	—	9,460	9,650	190	—	190
Total Agency MBS	4,550,403	172,087	(59)	—	4,723,462	4,752,244	69,207	(40,425)	28,782
Non-Agency MBS:
Expected to Recover Par (3)(4)	2,906,878	73	(31,576)	—	2,875,375	2,878,532	23,300	(20,143)	3,157
Expected to Recover Less than Par (3)	4,054,615	—	(280,606)	(787,541)	2,986,468	3,542,285	564,031	(8,214)	555,817
Total Non-Agency MBS (5)	6,961,493	73	(312,182)	(787,541)	5,861,843	6,420,817	587,331	(28,357)	558,974
Total MBS	11,511,896	172,160	(312,241)	(787,541)	10,585,305	11,173,061	656,538	(68,782)	587,756
CRT securities (6)	192,000	—	(5,689)	—	186,311	183,582	418	(3,147)	(2,729)
Total MBS and CRT securities	$11,703,896	$172,160	$(317,930)	$(787,541)	$10,771,616	$11,356,643	$656,956	$(71,929)	$585,027

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at June 30, 2016 reflect Credit Reserve of $703.3 million and OTTI of $20.9 million.  Amounts disclosed at December 31, 2015 reflect Credit Reserve of $766.0 million and OTTI of $21.5 million.

(2)	Includes principal payments receivable of $669,000 and $1.0 million at June 30, 2016 and December 31, 2015, respectively, which are not included in the Principal/Current Face.

(3)	Based on management’s current estimates of future principal cash flows expected to be received.

(4)
At June 30, 2016 RPL/NPL MBS had a $2.6 billion Principal/Current face, $2.6 billion amortized cost and $2.6 billion fair value. At December 31, 2015, RPL/NPL MBS had a $2.6 billion Principal/Current face, $2.6 billion amortized cost and $2.6 billion fair value.

(5)	At June 30, 2016 and December 31, 2015, the Company expected to recover approximately 89% and 89%, respectively, of the then-current face amount of Non-Agency MBS.

(6)
Amounts disclosed at June 30, 2016 includes CRT securities with a fair value of $146.3 million for which the fair value option has been elected. Such securities have gross unrealized gains of approximately $3.5 million, gross unrealized losses of approximately $273,000 and net unrealized gains of approximately $3.2 million at June 30, 2016. Amounts disclosed at December 31, 2015 includes CRT securities with a fair value of $62.2 million for which the fair value option has been elected. Such securities have gross unrealized gains of approximately $332,000, gross unrealized losses of approximately $555,000 and net unrealized losses of approximately $223,000 at December 31, 2015.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

Unrealized Losses on MBS and CRT Securities

The following table presents information about the Company’s MBS and CRT securities that were in an unrealized loss position at June 30, 2016:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(Dollars in Thousands)
Agency MBS:
Fannie Mae	$443,802	$3,352	75	$890,245	$6,135	125	$1,334,047	$9,487
Freddie Mac	—	—	—	373,670	2,106	71	373,670	2,106
Total Agency MBS	443,802	3,352	75	1,263,915	8,241	196	1,707,717	11,593
Non-Agency MBS:
Expected to Recover Par (1)	665,270	2,529	23	724,895	5,010	23	1,390,165	7,539
Expected to Recover Less than Par (1)	66,546	941	16	116,340	5,121	20	182,886	6,062
Total Non-Agency MBS	731,816	3,470	39	841,235	10,131	43	1,573,051	13,601
Total MBS	1,175,618	6,822	114	2,105,150	18,372	239	3,280,768	25,194
CRT securities (2)	51,558	296	14	4,708	293	1	56,266	589
Total MBS and CRT securities	$1,227,176	$7,118	128	$2,109,858	$18,665	240	$3,337,034	$25,783

(1)	Based on management’s current estimates of future principal cash flows expected to be received.

(2)
Amounts disclosed at June 30, 2016 includes CRT securities with a fair value of $36.5 million for which the fair value option has been elected. Such securities have unrealized losses of $273,000 at June 30, 2016.

At June 30, 2016, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.  With respect to Non-Agency MBS held by consolidated VIEs, the ability of any entity to cause the sale to a third-party by the VIE prior to the maturity of these Non-Agency MBS is either specifically precluded or is limited to specified events of default, none of which has occurred to date.

Gross unrealized losses on the Company’s Agency MBS were $11.6 million at June 30, 2016.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2016 any unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $13.6 million at June 30, 2016, of which $6.8 million were RPL/NPL MBS and $6.8 million were Legacy Non-Agency MBS. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or market place bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

The Company did not recognize any credit-related OTTI losses through earnings related to its MBS during the three and six months ended June 30, 2016. The Company recognized credit-related OTTI losses through earnings related to its Non-Agency MBS of $298,000 and $705,000, respectively, during the three and six months ended June 30, 2015.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

The following table presents the composition of OTTI charges recorded by the Company for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Total OTTI losses	$—	$(130)	$—	$(525)
OTTI reclassified from OCI	—	(168)	—	(180)
OTTI recognized in earnings	$—	$(298)	$—	$(705)

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

(In Thousands)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Credit loss component of OTTI at beginning of period	$36,820	$36,820
Additions for credit related OTTI not previously recognized	—	—
Subsequent additional credit related OTTI recorded	—	—
Credit loss component of OTTI at end of period	$36,820	$36,820

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(757,564)	$(281,331)	$(873,533)	$(388,708)
Impact of RMBS Issuer Settlement (2)	—	(52,881)	—	—
Accretion of discount	—	19,511	—	24,095
Realized credit losses	15,729	—	21,226	—
Purchases	(6,581)	1,774	(711)	(715)
Sales	1,863	9,734	848	7,833
Net impairment losses recognized in earnings	—	—	(298)	—
Transfers/release of credit reserve	22,355	(22,355)	5,451	(5,451)
Balance at end of period	$(724,198)	$(325,548)	$(847,017)	$(362,946)

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(787,541)	$(312,182)	$(900,557)	$(399,564)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	(15,543)	1,832
Impact of RMBS Issuer settlement (2)	—	(52,881)	—	—
Accretion of discount	—	40,917	—	48,895
Realized credit losses	33,779	—	40,850	—
Purchases	(10,875)	3,380	(745)	(4,125)
Sales	13,883	21,774	1,897	17,802
Net impairment losses recognized in earnings	—	—	(705)	—
Transfers/release of credit reserve	26,556	(26,556)	27,786	(27,786)
Balance at end of period	$(724,198)	$(325,548)	$(847,017)	$(362,946)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of approximately $61.8 million of cash proceeds (a one-time payment) received by the Company during the three months ended June 30, 2016 in connection with the settlement of litigation related to certain Countrywide Residential Mortgage Backed Securitization Trusts.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$529,151	$850,257	$585,250	$813,515
Unrealized gain/(loss) on Agency MBS, net	11,572	(25,250)	24,798	(12,365)
Unrealized gain/(loss) on Non-Agency MBS, net	93,662	(57,695)	35,300	(31,402)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	—	4,537
Reclassification adjustment for MBS sales included in net income	(8,688)	(7,863)	(19,651)	(14,429)
Reclassification adjustment for OTTI included in net income	—	(298)	—	(705)
Change in AOCI from AFS securities	96,546	(91,106)	40,447	(54,364)
Balance at end of period	$625,697	$759,151	$625,697	$759,151

Sales of MBS

During the three and six months ended June 30, 2016, the Company sold certain Non-Agency MBS for $19.8 million and $51.8 million, realizing gross gains of $9.2 million and $19.0 million, respectively.  During the three and six months ended June 30, 2015, the Company sold certain Non-Agency MBS for $16.3 million and $27.2 million, realizing gross gains of $7.6 million and $14.1 million, respectively. The Company has no continuing involvement with any of the sold MBS.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

 Interest Income on MBS and CRT Securities

The following table presents the components of interest income on the Company’s MBS and CRT securities for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Agency MBS
Coupon interest	$30,848	$37,646	$62,980	$78,388
Effective yield adjustment (1)	(9,256)	(11,907)	(17,391)	(20,976)
Interest income	$21,592	$25,739	$45,589	$57,412

Legacy Non-Agency MBS
Coupon interest	$39,549	$46,974	$79,858	$96,330
Effective yield adjustment (2)	19,302	23,454	39,216	47,860
Interest income	$58,851	$70,428	$119,074	$144,190

RPL/NPL MBS
Coupon interest	$24,773	$21,518	$49,142	$40,703
Effective yield adjustment (1)	141	565	1,701	909
Interest income	$24,914	$22,083	$50,843	$41,612

CRT securities
Coupon interest	$2,807	$1,366	$5,163	$2,568
Effective yield adjustment (2)	415	158	751	316
Interest income	$3,222	$1,524	$5,914	$2,884

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS and RPL/NPL MBS, interest income is recorded at an effective yield, which reflects net premium amortization/accretion based on actual prepayment activity.
(2)  The effective yield adjustment is the difference between the net income calculated using the net yield, which is based on management’s estimates of the amount and timing of future cash flows, less the current coupon yield.

4.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at June 30, 2016 and December 31, 2015, are approximately $1.1 billion and $895.1 million, respectively, of residential whole loans arising from the Company’s 100% equity interest in certificates issued by certain trusts established to acquire the loans. Based on its evaluation of these interests and other factors, the Company has determined that the trusts are required to be consolidated for financial reporting purposes.

Residential Whole Loans at Carrying Value

Residential whole loans at carrying value totaled approximately $392.2 million and $271.8 million at June 30, 2016 and December 31, 2015, respectively. The carrying value reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. The carrying value is reduced by any allowance for loan losses established subsequent to acquisition.

As of June 30, 2016 the Company had established an allowance for loan losses of approximately $1.0 million on its residential whole loan pools held at carrying value. For the three and six months ended June 30, 2016 a net reversal of provision for loan losses of approximately $105,000 and $142,000 was recorded, respectively, which is included in Operating and Other expense on the Company’s consolidated statements of operations. For the three and six months ended June 30, 2015 a net provision for loan losses of approximately $123,000 and $450,000 was recorded, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

The following table presents the activity in the Company’s allowance for loan losses on its residential whole loan pools at carrying value for the three and six months ended June 30, 2016 and 2015:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at the beginning of period	$1,128	$464	$1,165	$137
(Reversal of)/provisions for loan losses	(105)	123	(142)	450
Balance at the end of period	$1,023	$587	$1,023	$587

The following table presents information regarding estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the residential whole loans held at carrying value acquired by the Company for the three and six months ended June 30, 2016 and 2015:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Contractually required principal and interest	$42,234	$14,505	$241,326	$93,304
Contractual cash flows not expected to be collected (non-accretable yield)	(6,374)	(3,795)	(35,037)	(17,152)
Expected cash flows to be collected	35,860	10,710	206,289	76,152
Interest component of expected cash flows (accretable yield)	(11,240)	(4,440)	(69,749)	(31,280)
Fair value at the date of acquisition	$24,620	$6,270	$136,540	$44,872

The following table presents accretable yield activity for the Company’s residential whole loans held at carrying value for the three and six months ended June 30, 2016 and 2015:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$229,408	$154,951	$175,271	$133,012
Additions	11,240	4,440	69,749	31,280
Accretion	(5,758)	(3,965)	(10,195)	(7,433)
Reclassifications (to)/from non-accretable difference, net	(363)	148	(298)	(1,285)
Balance at end of period	$234,527	$155,574	$234,527	$155,574
Accretable yield for residential whole loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represents the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from non-accretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and non-accretable yield and the accretion of interest income are based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded during the three and six months ended June 30, 2016 is not necessarily indicative of future results.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

The following table presents information regarding the Company’s residential whole loans at fair value at June 30, 2016 and December 31, 2015:

(Dollars in Thousands)	June 30, 2016	December 31, 2015
Outstanding principal balance	$844,846	$786,330
Aggregate fair value	$684,582	$623,276
Number of loans	3,117	3,143

During the three and six months ended June 30, 2016, the Company recorded net gains on residential whole loans held at fair value of $14.5 million and $26.4 million, respectively. During the three and six months ended June 30, 2015, the Company recorded net gains on residential whole loans at fair value of $3.2 million and $5.3 million, respectively.

The following table presents the components of Net gain on residential whole loans held at fair value for the three and six months ended June 30, 2016 and 2015:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Coupon payments and other income received	$5,333	$1,572	$9,734	$2,893
Net unrealized gains	8,390	1,165	14,616	1,510
Net gain on payoff/liquidation of loans	747	487	2,001	855
Total	$14,470	$3,224	$26,351	$5,258

5.      Interest Receivable

The following table presents the Company’s interest receivable by investment category at June 30, 2016 and December 31, 2015:

(In Thousands)	June 30, 2016	December 31, 2015
MBS interest receivable:
Fannie Mae	$8,266	$8,999
Freddie Mac	2,007	2,177
Ginnie Mae	15	15
Non-Agency MBS	14,433	15,438
Total MBS interest receivable	24,721	26,629
Residential whole loans	3,131	2,259
CRT securities	140	92
Money market and other investments	42	22
Total interest receivable	$28,034	$29,002

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

6.      Derivative Instruments

The Company’s derivative instruments are currently comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. Prior to 2015, the Company had also entered into Linked Transactions, which were not designated as hedging instruments. (See Note 2(p), and below) The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at June 30, 2016 and December 31, 2015:

			June 30, 2016		December 31, 2015
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Non-cleared legacy Swaps (1)	Hedging	Assets	$—	$—	$450,000	$1,127
Non-cleared legacy Swaps (1)	Hedging	Liabilities	$450,000	$(296)	$50,000	$(59)
Cleared Swaps (2)	Hedging	Liabilities	$2,550,000	$(131,675)	$2,550,000	$(70,467)

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

A number of the Company’s Swap contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  Such financial covenants include minimum net worth requirements and maximum debt-to-equity ratios.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swap contracts, the counterparty to such agreement may have the option to terminate all of its outstanding Swap contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swap contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through June 30, 2016.  At June 30, 2016, the aggregate fair value of assets needed to immediately settle Swap contracts that were in a liability position to the Company, if so required, was approximately $133.2 million, including accrued interest payable of approximately $1.2 million.

The following table presents the assets pledged as collateral against the Company’s Swap contracts at June 30, 2016 and December 31, 2015:

(In Thousands)	June 30, 2016	December 31, 2015
Agency MBS, at fair value	$35,661	$38,569
Restricted cash	135,894	70,573
Total assets pledged against Swaps	$171,555	$109,142

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At June 30, 2016, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the three and six months ended June 30, 2016 and 2015.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company did not recognize any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness during the three and six months ended June 30, 2016 and 2015.

At June 30, 2016, the Company had Swaps designated in hedging relationships with an aggregate notional amount of $3.0 billion, which had net unrealized losses of $132.0 million, and extended 40 months on average with a maximum term of approximately 86 months.

The following table presents certain information with respect to the Company’s Swap activity during the three and six months ended June 30, 2016:

(Dollars in Thousands)	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
New Swaps:
Aggregate notional amount	$—	$—
Weighted average fixed-pay rate	—%	—%
Initial maturity date	N/A	N/A
Number of new Swaps	—	—
Swaps amortized/expired:
Aggregate notional amount	$—	$50,000
Weighted average fixed-pay rate	—%	2.13%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

The following table presents information about the Company’s Swaps at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$50,000	2.13%	0.42%
Over 3 months to 6 months	100,000	0.48	0.45	—	—	—
Over 6 months to 12 months	350,000	0.58	0.46	100,000	0.48	0.32
Over 12 months to 24 months	50,000	1.45	0.45	350,000	0.58	0.27
Over 24 months to 36 months	700,000	1.56	0.45	550,000	1.49	0.32
Over 36 months to 48 months	200,000	2.05	0.45	200,000	1.71	0.42
Over 48 months to 60 months	1,500,000	2.24	0.45	1,500,000	2.22	0.36
Over 60 months to 72 months	—	—	—	200,000	2.20	0.30
Over 84 months (3)	100,000	2.75	0.45	100,000	2.75	0.40
Total Swaps	$3,000,000	1.82%	0.45%	$3,050,000	1.82%	0.34%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.
(3) Reflects one Swap with a maturity date of July 2023.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2016	2015	2016	2015
Interest expense attributable to Swaps	$10,459	$13,174	$21,109	$28,555
Weighted average Swap rate paid	1.82%	1.83%	1.82%	1.84%
Weighted average Swap rate received	0.44%	0.18%	0.43%	0.18%

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
AOCI from derivative hedging instruments:
Balance at beginning of period	$(118,741)	$(91,429)	$(69,399)	$(59,062)
Unrealized (loss)/gain on Swaps, net	(13,230)	26,858	(62,572)	(5,509)
Balance at end of period	$(131,971)	$(64,571)	$(131,971)	$(64,571)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

New accounting guidance that was effective for the Company on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting. An entity is required to present changes in accounting for transactions outstanding on the effective date as a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. Accordingly, on adoption of the new standard on January 1, 2015, the Company reclassified $1.9 billion of Non-Agency MBS and $4.6 million of CRT securities that were previously reported as a component of Linked Transactions to Non-Agency MBS and CRT securities, respectively on the consolidated balance sheet. In addition, liabilities of $1.5 billion that were previously presented as a component of Linked Transactions were reclassified to Repurchase agreements on the consolidated balance sheet. Furthermore, an amount of $4.5 million representing net unrealized gains on securities previously reported as a component of Linked Transactions as of December 31, 2014 was reclassified from Accumulated deficit to AOCI. These reclassification adjustments had no net impact on the Company’s overall Total Stockholders’ Equity.

7.    Real Estate Owned

At June 30, 2016, the Company had 328 REO properties with an aggregate carrying value of $56.8 million. At December 31, 2015, the Company had 182 REO properties with an aggregate carrying value of $28.0 million.

During the three and six months ended June 30, 2016, the Company reclassified 128 and 266 mortgage loans to REO at an aggregate estimated fair value less estimated selling costs of $22.7 million and $45.0 million, respectively, at the time of transfer. During the three and six months ended June 30, 2015, the Company reclassified 23 and 48 mortgage loans to REO at an aggregate estimated fair value less estimated selling costs of $3.6 million and $7.0 million, respectively, at the time of transfer. Such transfers occur when the Company takes possession of the property by foreclosing on the borrower or completes a “deed-in-lieu of foreclosure” transaction.

At June 30, 2016, $54.7 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $23.9 million of residential whole loans at carrying value and $456.6 million of residential whole loans at fair value at June 30, 2016.

During the three and six months ended June 30, 2016, the Company sold 72 and 122 REO properties for consideration of $10.0 million and $16.2 million, realizing net gains of approximately $598,000 and $1.1 million, respectively. During the three and six months ended June 30, 2015, the Company sold 14 and 19 REO properties for consideration of $1.4 million and $2.0 million, realizing net losses of approximately $204,000 and $231,000, respectively. These amounts are included in Other, net on the Company’s consolidated statements of operations. In addition, following an updated assessment of liquidation amounts expected to be realized that was performed on all REO held at the end of the second quarters of 2016 and 2015, a downward adjustment of

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

approximately $1.2 million and $1.4 million was recorded to reflect certain REO properties at the lower of cost or estimated fair value as of June 30, 2016 and June 30, 2015, respectively.

The following table presents the activity in the Company’s REO for the three and six months ended June 30, 2016 and 2015:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Balance at beginning of period	$43,291	$8,333	$28,026	$5,492
Adjustments to record at lower of cost or fair value	(1,219)	(1,379)	(2,996)	(1,379)
Transfer from residential whole loans (1)	22,711	3,554	44,991	7,002
Purchases and capital improvements	1,379	—	1,789	—
Disposals	(9,378)	(1,651)	(15,026)	(2,258)
Balance at end of period	$56,784	$8,857	$56,784	$8,857

(1)  Includes net gain recorded on transfer of approximately $1.3 million and $309,000, respectively, for the three months ended June 30, 2016 and 2015, respectively, and approximately $1.7 million and $594,000 for the six months ended June 30, 2016 and 2015, respectively.

Real estate owned is included in Other assets in the Company’s consolidated balance sheets.

8.    Other Assets

The following table presents the components of the Company’s Other assets at June 30, 2016 and December 31, 2015:

(In Thousands)	June 30, 2016	December 31, 2015
REO	$56,784	$28,026
Interest receivable	28,034	29,002
Swaps, at fair value	—	1,127
Goodwill	7,189	7,189
Prepaid and other assets	135,548	101,455
Total Other Assets	$227,555	$166,799

9.      Repurchase Agreements and Other Advances

Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and are collateralized by the Company’s MBS, U.S. Treasury securities (obtained as part of a reverse repurchase agreement), CRT securities, residential whole loans and cash, and bear interest that is generally LIBOR-based.  (See Notes 2(k) and 10)  At June 30, 2016, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 21 days and an effective repricing period of 14 months, including the impact of related Swaps.  At December 31, 2015, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 21 days and an effective repricing period of 18 months, including the impact of related Swaps.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at June 30, 2016 and December 31, 2015:

(Dollars in Thousands)	June 30, 2016	December 31, 2015
Repurchase agreement borrowings secured by Agency MBS	$3,276,823	$2,727,542
Fair value of Agency MBS pledged as collateral under repurchase agreements	$3,454,649	$2,881,049
Weighted average haircut on Agency MBS (1)	4.67%	4.67%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS	$1,865,974	$1,960,222
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements (2)	$2,611,165	$2,818,968
Weighted average haircut on Legacy Non-Agency MBS (1)	24.45%	25.84%
Repurchase agreement borrowings secured by RPL/NPL MBS	$2,069,976	$2,080,163
Fair value of RPL/NPL MBS pledged as collateral under repurchase agreements	$2,690,238	$2,625,866
Weighted average haircut on RPL/NPL MBS (1)	23.01%	21.05%
Repurchase agreements secured by U.S. Treasuries	$505,751	$504,760
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$512,059	$507,443
Weighted average haircut on U.S. Treasuries (1)	1.59%	1.60%
Repurchase agreements secured by CRT securities	$190,973	$128,465
Fair value of CRT securities pledged as collateral under repurchase agreements	$255,675	$170,352
Weighted average haircut on CRT securities (1)	25.29%	25.04%
Repurchase agreements secured by residential whole loans (3)	$584,040	$487,750
Fair value of residential whole loans pledged as collateral under repurchase agreements	$818,527	$684,136
Weighted average haircut on residential whole loans (1)	26.10%	27.69%

(1)	Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.
(2) Includes $190.3 million and $570.5 million of Legacy Non-Agency MBS acquired from consolidated VIEs at June 30, 2016 and December 31, 2015, respectively, that are eliminated from the Company’s consolidated balance sheets.
(3) Excludes $450,000 and $1.3 million of unamortized debt issuance costs at June 30, 2016 and December 31, 2015, respectively.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$7,340,126	1.39%	$7,054,483	1.44%
Over 30 days to 3 months	896,242	1.92	734,955	1.79
Over 3 months to 12 months	257,169	2.03	99,464	2.36
Total repurchase agreements	8,493,537	1.47%	7,888,902	1.48%
Less debt issuance costs	450		1,280
Total repurchase agreements less debt issuance costs	$8,493,087		$7,887,622

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements, all of which are accounted for as secured borrowings, at June 30, 2016 and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	June 30, 2016
Contractual Maturity	Agency MBS	Legacy Non-Agency MBS	RPL/NPL MBS	U.S. Treasuries	CRT Securities	Residential Whole Loans	Total (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Overnight	$—	$—	$—	$—	$—	$—	$—	—%
Within 30 days	3,190,594	933,213	1,426,126	505,751	159,051	—	6,214,735	1.20
Over 30 days to 3 months	86,229	570,918	428,483	—	31,922	134,721	1,252,273	2.00
Over 3 months to 12 months	—	361,843	215,367	—	—	282,457	859,667	2.26
Over 12 months	—	—	—	—	—	166,862	166,862	3.16
Total	$3,276,823	$1,865,974	$2,069,976	$505,751	$190,973	$584,040	$8,493,537	1.47%

Gross amount of recognized liabilities for repurchase agreements in Note 11							$8,493,537
Amounts related to repurchase agreements not included in offsetting disclosure in Note 11							$—

(1)	Excludes $450,000 of unamortized debt issuance costs at June 30, 2016.

The Company had repurchase agreements with 28 and 27 counterparties at June 30, 2016 and December 31, 2015, respectively.  The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2016:

	June 30, 2016
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Wells Fargo (3)	AA-/Aa2/AA	$346,925	6	11.8%
RBC (4)	AA-/Aa3/AA	291,718	2	9.9
Credit Suisse	BBB+/Aa2/A-	262,640	1	8.9
Goldman Sachs	BBB+/A3/A	216,956	4	7.4
UBS (5)	A+/A1/A+	167,154	14	5.7

(1)	As rated at June 30, 2016 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

(3)	Includes $275.9 million at risk with Wells Fargo Bank, NA and $71.0 million at risk with Wells Fargo Securities LLC.

(4)
Includes $249.6 million at risk with RBC Barbados, $35.7 million at risk with Royal Bank of Canada and $6.4 million at risk with RBC Capital Markets LLC. Counterparty ratings are not published for RBC Barbados and RBC Capital Markets LLC.

(5)	Includes Non-Agency MBS pledged as collateral with contemporaneous repurchase and reverse repurchase agreements.

FHLB Advances

As of June 30, 2016 and December 31, 2015, MFA Insurance had $545.0 million and $1.5 billion in outstanding long-term secured FHLB advances with a weighted average borrowing rate of 0.64% and 0.50%, respectively. At June 30, 2016, the FHLB

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

advances had a weighted average term to maturity of 4.31 years. However, MFA Insurance is required by recent amendments to FHLB membership regulations to terminate its membership and repay the outstanding advances by February 19, 2017. Interest payable on outstanding FHLB advances at June 30, 2016 and December 31, 2015 totaled approximately $218,000 and $508,000, respectively, and is included in Other liabilities on the Company’s consolidated balance sheets.

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

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements, derivative hedging instruments and FHLB advances at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$35,661	$—	$38,569	$—
Cash (1)	135,894	—	70,573	—
	171,555	—	109,142	—
Repurchase Agreement Borrowings:
Agency MBS	3,454,649	—	2,881,049	—
Legacy Non-Agency MBS (2)(3)	2,611,165	—	2,818,968	—
RPL/NPL MBS	2,690,238	—	2,625,866	—
U.S. Treasury securities	512,059	—	507,443	—
CRT securities	255,675	—	170,352	—
Residential whole loans	818,527	—	684,136	—
Cash (1)	7,190	—	965	—
	10,349,503	—	9,688,779	—

FHLB Advances:
Agency MBS	585,136	—	1,612,476	—
	585,136	—	1,612,476	—

Reverse Repurchase Agreements:
U.S. Treasury securities	—	512,059	—	507,443
	—	512,059	—	507,443
Total	$11,106,194	$512,059	$11,410,397	$507,443

(1)  Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.
(2)  Includes $190.3 million and $570.5 million of Legacy Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at June 30, 2016 and December 31, 2015, respectively, that are eliminated from the Company’s consolidated balance sheets.
(3)  In addition, at June 30, 2016 and December 31, 2015, $697.2 million and $726.7 million of Legacy Non-Agency MBS, respectively, are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and other advances, and derivative hedging instruments at June 30, 2016:

	June 30, 2016
	Assets Pledged Under Repurchase Agreements and Other Advances			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value	Amortized Cost	Accrued Interest on Pledged Assets	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Assets
Agency MBS (1)	$4,039,785	$3,990,571	$9,637	$35,661	$35,653	$72	$4,085,155
Legacy Non-Agency MBS (2)(3)	2,611,165	2,140,135	9,714	—	—	—	2,620,879
RPL/NPL MBS	2,690,238	2,694,113	1,443	—	—	—	2,691,681
U.S. Treasuries	512,059	512,059	—	—	—	—	512,059
CRT securities	255,675	250,535	129	—	—	—	255,804
Residential whole loans	818,527	793,019	2,017	—	—	—	820,544
Cash (4)	7,190	7,190	—	135,894	135,894	—	143,084
Total	$10,934,639	$10,387,622	$22,940	$171,555	$171,547	$72	$11,129,206

(1)
Includes Agency MBS pledged under FHLB advances with an aggregate fair value of $585.1 million, aggregate amortized cost of $576.0 million and aggregate accrued interest of approximately $1.4 million at June 30, 2016.

(2)
Includes $190.3 million of Legacy Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at June 30, 2016, that are eliminated from the Company’s consolidated balance sheets.

(3)
In addition, at June 30, 2016, $697.2 million of Legacy Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

(4)	Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

11.    Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and may potentially be offset on the Company’s consolidated balance sheets at June 30, 2016 and December 31, 2015:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
June 30, 2016
Swaps, at fair value	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

December 31, 2015
Swaps, at fair value	$1,127	$—	$1,127	$(1,127)	$—	$—
Total	$1,127	$—	$1,127	$(1,127)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
June 30, 2016
Swaps, at fair value (2)	$131,971	$—	$131,971	$—	$(131,971)	$—
Repurchase agreements and other advances (3) (4)	9,038,537	—	9,038,537	(9,031,347)	(7,190)	—
Total	$9,170,508	$—	$9,170,508	$(9,031,347)	$(139,161)	$—

December 31, 2015
Swaps, at fair value (2)	$70,526	$—	$70,526	$—	$(70,526)	$—
Repurchase agreements and other advances (3) (4)	9,388,902	—	9,388,902	(9,387,937)	(965)	—
Total	$9,459,428	$—	$9,459,428	$(9,387,937)	$(71,491)	$—

(1) Amounts disclosed in the Financial Instruments column of the table above represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements and other advances, and derivative transactions.  Amounts disclosed in the Cash Collateral Pledged column of the table above represent amounts pledged as collateral against derivative transactions and repurchase agreements, and exclude excess collateral of $3.9 million and $47,000 at June 30, 2016 and December 31, 2015, respectively.
(2) The fair value of securities pledged against the Company’s Swaps was $35.7 million and $38.6 million at June 30, 2016 and December 31, 2015, respectively.
(3) The fair value of financial instruments pledged against the Company’s repurchase agreements and other advances was $10.9 billion and $11.3 billion at June 30, 2016 and December 31, 2015, respectively.
(4) Excludes $450,000 and $1.3 million of unamortized debt issuance costs at June 30, 2016 and December 31, 2015, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

13. Other Liabilities

The following table presents the components of the Company’s Other liabilities at June 30, 2016 and December 31, 2015:

(In Thousands)	June 30, 2016	December 31, 2015
Accrued interest payable	$13,259	$16,949
Swaps, at fair value	131,971	70,526
Dividends and dividend equivalents payable	74,584	74,575
Securitized debt	—	21,868
Accrued expenses and other liabilities	13,205	19,610
Total Other Liabilities	$233,019	$203,528

14.    Commitments and Contingencies

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2016 through June 30, 2016:

Declaration Date	Record Date	Payment Date	Dividend Per Share
May 18, 2016	June 3, 2016	June 30, 2016	$0.46875
February 12, 2016	February 29, 2016	March 31, 2016	0.46875

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2016 through June 30, 2016:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
June 14, 2016	June 28, 2016	July 29, 2016	$0.20	(1)
March 11, 2016	March 28, 2016	April 29, 2016	0.20

(1)  At June 30, 2016, the Company had accrued dividends and dividend equivalents payable of $74.6 million related to the common stock dividend declared on June 14, 2016.

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On August 8, 2013, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At June 30, 2016, 6.8 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

During the three and six months ended June 30, 2016, the Company issued 42,458 and 90,132 shares of common stock through the DRSPP, raising net proceeds of approximately $294,000 and $596,000, respectively.  From the inception of the DRSPP in September 2003 through June 30, 2016, the Company issued 30,819,124 shares pursuant to the DRSPP, raising net proceeds of $258.9 million.

(d)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2016.  At June 30, 2016, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

(e)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Loss on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Loss on Swaps	Total AOCI
Balance at beginning of period	$529,151	$(118,741)	$410,410	$585,250	$(69,399)	$515,851
OCI before reclassifications	105,234	(13,230)	92,004	60,098	(62,572)	(2,474)
Amounts reclassified from AOCI (1)	(8,688)	—	(8,688)	(19,651)	—	(19,651)
Net OCI during the period (2)	96,546	(13,230)	83,316	40,447	(62,572)	(22,125)
Balance at end of period	$625,697	$(131,971)	$493,726	$625,697	$(131,971)	$493,726

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2015:

	Three Months Ended June 30, 2015			Six Months Ended June 30, 2015
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized (Loss)/Gain on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Loss on Swaps	Total AOCI
Balance at beginning of period	$850,257	$(91,429)	$758,828	$813,515	$(59,062)	$754,453
OCI before reclassifications	(82,945)	26,858	(56,087)	(43,767)	(5,509)	(49,276)
Amounts reclassified from AOCI (1)	(8,161)	—	(8,161)	(15,134)	—	(15,134)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	—	4,537	—	4,537
Net OCI during the period (2)	(91,106)	26,858	(64,248)	(54,364)	(5,509)	(59,873)
Balance at end of period	$759,151	$(64,571)	$694,580	$759,151	$(64,571)	$694,580

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income Is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(8,688)	$(19,651)	Gain on sales of MBS
Total AFS Securities	$(8,688)	$(19,651)
Total reclassifications for period	$(8,688)	$(19,651)

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

At June 30, 2016 and December 31, 2015, the Company had unrealized losses recorded in AOCI of $893,000 and $1.3 million, respectively, on securities for which OTTI had been recognized in earnings in prior periods.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

16.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2016	2015	2016	2015
Numerator:
Net income	$78,950	$78,071	$157,020	$160,244
Dividends declared on preferred stock	(3,750)	(3,750)	(7,500)	(7,500)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(421)	(391)	(814)	(786)
Net income to common stockholders - basic and diluted	$74,779	$73,930	$148,706	$151,958

Denominator:
Weighted average common shares for basic and diluted earnings per share (1)	373,023	370,164	372,946	371,992
Basic and diluted earnings per share	$0.20	$0.20	$0.40	$0.41

(1)
At June 30, 2016, the Company had an aggregate of 2.1 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three and six months ended June 30, 2016, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of approximately 80,429 shares of restricted common stock with a weighted average grant date fair value of $7.32 and approximately 2.1 million RSUs with a weighted average grant date fair value of $6.84.  These equity instruments may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count towards this limit.  At June 30, 2016, approximately 8.6 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1,500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights that have been granted as a separate instrument are charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made payments in respect of such separate instruments of approximately $2,000 and $5,000 during the three months ended June 30, 2016 and 2015, respectively, and approximately $3,000 and $10,000 during the six months ended June 30, 2016 and 2015, respectively. At June 30, 2016, there were 8,215 dividend equivalent rights outstanding, which had been

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

awarded separately from, but in connection with, grants of RSUs made in prior years. A 0% forfeiture rate was assumed with respect to such dividend equivalent rights outstanding at June 30, 2016.

Options

The Company did not grant any stock options during the six months ended June 30, 2016 and 2015. At June 30, 2016, the Company had no stock options outstanding.

Restricted Stock

The Company did not award any shares of restricted common stock during the six months ended June 30, 2016 and awarded 12,611 shares of restricted common stock during the six months ended June 30, 2015. At June 30, 2016 and December 31, 2015, the Company had unrecognized compensation expense of approximately $502,000 and $807,000, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of approximately $136,000 and $193,000 on unvested shares of restricted stock at June 30, 2016 and December 31, 2015, respectively.  The unrecognized compensation expense at June 30, 2016 is expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of June 30, 2016 are designated to be settled in shares of the Company’s common stock.  The Company granted 113,195 and 728,195 RSUs during the three and six months ended June 30, 2016, respectively, and granted 81,355 and 671,335 RSUs during the three and six months ended June 30, 2015, respectively. During the six months ended June 30, 2016 an aggregate of 10,000 RSUs were forfeited. There were 7,500 RSUs forfeited during the six months ended June 30, 2015. All RSUs outstanding at June 30, 2016 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled.  At June 30, 2016 and December 31, 2015, the Company had unrecognized compensation expense of $5.6 million and $4.0 million, respectively, related to RSUs.  The unrecognized compensation expense at June 30, 2016 is expected to be recognized over a weighted average period of 1.9 years.  A 0% forfeiture rate was assumed with respect to unvested RSUs at June 30, 2016.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Restricted shares of common stock	$152	$348	$304	$594
RSUs	1,734	1,288	2,694	1,934
Dividend equivalent rights	22	21	44	41
Total	$1,908	$1,657	$3,042	$2,569

(b)  Employment Agreements

At June 30, 2016, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Non-employee directors	$72	$(8)	$121	$(16)
Total	$72	$(8)	$121	$(16)

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2016 and December 31, 2015 that had not been distributed and the Company’s associated liability for such deferrals at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$781	$868	$601	$614
Total	$781	$868	$601	$614

(1)  Represents the cumulative amounts that were deferred by participants through June 30, 2016 and December 31, 2015, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended June 30, 2016 and 2015, the Company recognized expenses for matching contributions of $86,000 and $75,000, respectively, and $173,000 and $150,000 for the six months ended June 30, 2016 and 2015, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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
JUNE 30, 2016

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

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at June 30, 2016

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$4,307,882	$—	$4,307,882
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	6,104,880	—	6,104,880
CRT securities	—	272,569	—	272,569
Securities obtained and pledged as collateral	512,059	—	—	512,059
Residential whole loans, at fair value	—	—	684,582	684,582
Total assets carried at fair value	$512,059	$10,685,331	$684,582	$11,881,972
Liabilities:
Swaps	$—	$131,971	$—	$131,971
Obligation to return securities obtained as collateral	512,059	—	—	512,059
Total liabilities carried at fair value	$512,059	$131,971	$—	$644,030

Fair Value at December 31, 2015

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$4,752,244	$—	$4,752,244
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	6,420,817	—	6,420,817
CRT securities	—	183,582	—	183,582
Securities obtained and pledged as collateral	507,443	—	—	507,443
Residential whole loans, at fair value	—	—	623,276	623,276
Swaps	—	1,127	—	1,127
Total assets carried at fair value	$507,443	$11,357,770	$623,276	$12,488,489
Liabilities:
Swaps	$—	$70,526	$—	$70,526
Obligation to return securities obtained as collateral	507,443	—	—	507,443
Total liabilities carried at fair value	$507,443	$70,526	$—	$577,969

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

The following table presents additional information for the three and six months ended June 30, 2016 and 2015 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis.

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

	Residential Whole Loans, at Fair Value
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2016	2015	2016	2015
Balance at beginning of period	$647,360	$144,507	$623,276	$143,472
Purchases and capitalized advances	66,169	47,700	119,759	53,729
Changes in fair value recorded in Net gain on residential whole loans held at fair value	8,390	1,165	14,616	1,510
Collection of principal, net of liquidation gains/losses	(16,187)	(6,394)	(30,789)	(8,570)
Transfer to REO	(21,149)	(3,117)	(42,279)	(6,280)
Balance at end of period	$684,583	$183,861	$684,583	$183,861

The Company did not transfer any assets or liabilities from one level to another during the three and six months ended June 30, 2016 and 2015.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of June 30, 2016 and December 31, 2015:

Fair Value Methodology for Level 3 Financial Instruments

	June 30, 2016
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$176,829	Discounted cash flow	Discount rate	6.6%	5.0-7.6%
			Prepayment rate	7.2%	0.3-12.1%
			Default rate	2.8%	0.0-9.4%
			Loss severity	13.8%	0.0-79.1%

	$440,227	Liquidation model	Discount rate	7.7%	6.8-42.0%
			Annual change in home prices	1.0%	(4.4)-6.4%
			Liquidation timeline (in years)	1.5	0.1-4.4
			Current value of underlying properties	$654	$14-$4,900
Total	$617,056

	December 31, 2015
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$113,166	Discounted cash flow	Discount rate	7.0%	6.0-8.7%
			Prepayment rate	6.6%	0.3-11.1%
			Default rate	3.1%	0.0-9.1%
			Loss severity	17.0%	10.0-79.4%

	$392,557	Liquidation model	Discount rate	6.9%	6.8-10.0%
			Annual change in home prices	1.3%	(5.5)-6.1%
			Liquidation timeline (in years)	1.6	0.7-4.4
			Current value of underlying properties	$626	$14-$3,500
Total	$505,723

(1) Excludes approximately $67.5 million and $117.6 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at June 30, 2016 and December 31, 2015, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company’s residential whole loans for which the fair value option was elected, at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
(In Thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Residential whole loans, at fair value
Total loans	$684,582	$844,846	$(160,264)	$623,276	$786,330	$(163,054)
Loans 90 days or more past due	$520,590	$653,151	$(132,561)	$493,640	$637,459	$(143,819)

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Agency MBS	$4,307,882	$4,307,882	$4,752,244	$4,752,244
Non-Agency MBS, including MBS transferred to consolidated VIEs	6,104,880	6,104,880	6,420,817	6,420,817
CRT securities	272,569	272,569	183,582	183,582
Securities obtained and pledged as collateral	512,059	512,059	507,443	507,443
Residential whole loans, at carrying value	392,172	408,035	271,845	289,696
Residential whole loans, at fair value	684,582	684,582	623,276	623,276
Cash and cash equivalents	182,765	182,765	165,007	165,007
Restricted cash	143,084	143,084	71,538	71,538
Swaps	—	—	1,127	1,127
Financial Liabilities (1):
Repurchase agreements	8,493,087	8,493,080	7,887,622	7,828,115
FHLB advances	545,000	545,000	1,500,000	1,500,000
Securitized debt	—	—	21,868	22,057
Obligation to return securities obtained as collateral	512,059	512,059	507,443	507,443
Senior Notes	96,715	102,511	96,697	101,391
Swaps	131,971	131,971	70,526	70,526
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
JUNE 30, 2016

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

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At June 30, 2016 and December 31, 2015, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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

Resecuritization transactions

The Company has in prior years entered into several resecuritization transactions that resulted in the Company consolidating as VIEs the SPEs that were created to facilitate the transactions and to which the underlying assets in connection with the resecuritizations were transferred. See Note 2(r) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with resecuritization transactions.

The Company has engaged in resecuritization transactions primarily for the purpose of obtaining non-recourse financing on a portion of its Non-Agency MBS portfolio, as well as refinancing a portion of its Non-Agency MBS portfolio on improved terms. Notwithstanding the Company’s participation in these transactions, the risks facing the Company are largely unchanged as the Company remains economically exposed to the first loss position on the underlying MBS transferred to the VIEs.

The activities that can be performed by an entity created to facilitate a resecuritization transaction are generally specified in the entity’s formation documents. Those documents do not permit the entity, any beneficial interest holder in the entity, or any

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

Based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company has determined that it is required to consolidate each remaining VIE created to facilitate these resecuritization transactions.

As of June 30, 2016 and December 31, 2015, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $193.7 million and $598.3 million, respectively.  These assets are included in the Company’s consolidated balance sheets and disclosed as “Non-Agency MBS transferred to consolidated VIEs, at fair value.”  During the three months ended June 30, 2016 the principal balance for the WFMLT Series 2012-RR1 A1 Bond was paid-off, thereby reducing the aggregate outstanding balance of credit support provided for the senior Non-Agency MBS sold to third-party investors in resecuritization transactions (“Senior Bonds”) issued by consolidated VIEs to zero. As of December 31, 2015, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $22.1 million.  These Senior Bonds are included in Other liabilities on the Company’s consolidated balance sheets and disclosed as “Securitized debt.”  The holders of the Senior Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the Non-Agency MBS sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

During the first quarter of 2016, the Company entered into an agreement to amend the Trust Agreement of the DMSI 2010-RS2 Trust (the “Trust”) in order to facilitate the unwind of this resecuritization transaction. Concurrent with the amendment to the Trust Agreement, the Company entered into a transaction to exchange the remaining beneficial interests issued by the Trust and held by the Company for the underlying securities that had previously been transferred to and held by the Trust. The Company expects, following completion of any final Trust distributions, the remaining beneficial interests will be cancelled and the Trust terminated.

For financial reporting purposes, the exchange transaction did not result in any gain or loss to the Company as this resecuritization was accounted for as a financing transaction.  However, for purposes of determining REIT taxable income, this resecuritization transaction was originally accounted for as a sale of the underlying securities to the Trust and acquisition of beneficial interests issued by the Trust.  Because the fair value of the underlying securities received exceeded the Company’s tax basis in the remaining beneficial interests at the exchange date, the unwind of this resecuritization structure resulted in the Company recognizing taxable income currently estimated to be approximately $70.9 million or $0.19 per common share. In addition, the underlying securities originally transferred as part of this resecuritization are reported as Non-Agency MBS in the Company’s consolidated balance sheets at June 30, 2016 and interest income from the underlying securities from the date of exchange transaction through June 30, 2016 is reported as Interest income from Non-Agency MBS in the Company’s consolidated statements of operations.

Prior to the completion of the Company’s first resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and, other than acquiring MBS issued by such entities, it had no other involvement with VIEs or QSPEs.

Residential Whole Loans

Included on the Company’s consolidated balance sheets as of June 30, 2016 and December 31, 2015 is a total of $1.1 billion and $895.1 million of residential whole loans, of which approximately $392.2 million and $271.8 million are reported at carrying value and $684.6 million and $623.3 million are reported at fair value, respectively. The inclusion of these assets arises from the Company’s 100% equity interest in certain trusts established to acquire the loans. Based on its evaluation of its 100% interest in

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

these trusts and other factors, the Company has determined that the trusts are required to be consolidated for financial reporting purposes. During the three and six months ended June 30, 2016, the Company recognized interest income from residential whole loans reported at carrying value of approximately $5.8 million and $10.2 million, respectively. During the three and six months ended June 30, 2015, the Company recognized interest income from residential whole loans reported at carrying value of approximately $4.2 million and $7.8 million, respectively. These amounts are included in Interest Income on the Company’s consolidated statements of operations. In addition, the Company recognized net gains on residential whole loans held at fair value during the three and six months ended June 30, 2016 of approximately $14.5 million and $26.4 million, respectively. During the three and six months ended June 30, 2015, the Company recognized net gains on residential whole loans held at fair value of $3.2 million and $5.3 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations. (See Note 4)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At June 30, 2016, we had total assets of approximately $12.8 billion, of which $10.4 billion, or 81.2%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $4.3 billion of Agency MBS and $6.1 billion of Non-Agency MBS which includes $3.5 billion of Legacy Non-Agency MBS and $2.6 billion of RPL/NPL MBS.  In addition, at June 30, 2016, we had approximately $1.1 billion in residential whole loans acquired through our consolidated trusts, which represented approximately 8.4% of our total assets. Our remaining investment-related assets were primarily comprised of collateral obtained in connection with reverse repurchase agreements, cash and cash equivalents (including restricted cash), CRT securities, REO, MBS-related receivables and derivative instruments.

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

We are exposed to credit risk in our Non-Agency MBS and residential whole loans, generally meaning that we are subject to credit losses in these portfolios that correspond to the risk of delinquency, default and foreclosure on the underlying real estate collateral. We believe the discounted purchase prices paid on certain of these investments mitigates our risk of loss in the event that, as we expect on most such investments, we receive less than 100% of the par value of these securities or loans.  Our investment process for credit sensitive assets focuses primarily on quantifying and pricing credit risk.

As of June 30, 2016, approximately $6.8 billion, or 65.3%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $3.6 billion, or 34.7%, was in its contractual adjustable-rate period, or were floating rate MBS with interest rates that reset monthly.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Legacy Non-Agency MBS may differ significantly.  For the three months ended June 30, 2016, our Agency MBS portfolio experienced a weighted average CPR of 13.9%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 16.1%. Over the last consecutive eight quarters, ending with June 30, 2016, the monthly fair value weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 16.7% experienced during the month ended July 31, 2015 to a low of 10.4%, experienced during the month ended March 31, 2015, with an average CPR over such quarters of 13.5%.

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

It is our business strategy to hold our MBS as long-term investments.  On at least a quarterly basis, we assess our ability and intent to continue to hold each security and, as part of this process, we monitor our securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of our securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At June 30, 2016, we had net unrealized gains of $53.6 million on our Agency MBS, comprised of gross unrealized gains of $65.2 million and gross unrealized losses of $11.6 million and net unrealized gains on our Non-Agency MBS of $569.9 million, comprised of gross unrealized gains of $583.5 million and gross unrealized losses of $13.6 million. At June 30, 2016, we did not intend to sell any of our MBS that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our MBS, residential whole loans and CRT securities.  Our residential mortgage investments have longer-term contractual maturities than our borrowings under repurchase agreements.   Even though the majority of our MBS have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our MBS.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at June 30, 2016 were comprised of Swaps.

Our Swap derivative instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  Our Swaps do not extend the maturities of our repurchase agreements; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the six months ended June 30, 2016, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $50.0 million and a weighted average fixed-pay rate of 2.13% amortize and/or expire. At June 30, 2016, we had Swaps designated in hedging relationships with an aggregate notional amount of $3.0 billion with a weighted average fixed-pay rate of 1.82% and a weighted average variable interest rate received of 0.45%.

Recent Market Conditions and Our Strategy

During the second quarter of 2016, we continued to invest in residential mortgage assets, including both MBS and, through consolidated trusts, residential whole loans.  At June 30, 2016, our MBS portfolio was approximately $10.4 billion compared to $11.2 billion at December 31, 2015. At June 30, 2016 our total investment in residential whole loans was $1.1 billion compared to $895.1 million at December 31, 2015.

At June 30, 2016, $6.1 billion, or 58.6% of our MBS portfolio, was invested in Non-Agency MBS.  During the three months ended June 30, 2016, the fair value of our Non-Agency MBS holdings increased by $4.1 million. The primary components of the change during the quarter in these Non-Agency MBS include $498.2 million of purchases (at a weighted average purchase price of 99.0%), an increase reflecting Non-Agency MBS price changes of $99.5 million, partially offset by $573.8 million of principal repayments and other principal reductions (including approximately $61.8 million of cash proceeds (a one-time payment) received by us during the three months ended June 30, 2016 in connection with the settlement of litigation related to certain Countrywide Residential Mortgage Backed Securitization Trusts) and the sale of Non-Agency MBS with a fair value of $19.8 million.

At June 30, 2016, $4.3 billion, or 41.4% of our MBS portfolio, was invested in Agency MBS.  During the three months ended June 30, 2016, the fair value of our Agency MBS decreased by $237.0 million. This was due to $239.3 million of principal repayments, and $9.3 million of premium amortization partially offset by a $11.6 million increase in net unrealized gains.

In this low interest rate environment, we continue to invest in more credit sensitive, less interest sensitive residential mortgage assets. During the three months ended June 30, 2016, we purchased, through consolidated trusts, approximately $88.9 million of residential whole loans with an unpaid principal balance of approximately $110.9 million. At June 30, 2016, our total recorded investment in residential whole loans was $1.1 billion. Of this amount, $392.2 million is presented as residential whole loans at carrying value and $684.6 million as residential whole loans at fair value in our consolidated balance sheets. For the three months ended June 30, 2016, we recognized approximately $5.8 million of income on residential whole loans held at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 6.17% (excluding servicing costs). In addition, we recorded a net gain on residential whole loans held at fair value of $14.5 million in Other Income, net in our consolidated statements of operations for the three months ended June 30, 2016.

We currently expect to continue to seek more credit sensitive, less interest rate sensitive residential mortgage assets during 2016, particularly residential whole loans and Non-Agency MBS (including RPL/NPL MBS). In order to achieve our current investment strategy, interest rate sensitive Agency MBS may continue to run off without reinvestment in this asset class.

In addition to our investments in Agency MBS, Non-Agency MBS and residential whole loans, we invest in CRT securities, which are debt obligations issued by Fannie Mae and Freddie Mac. At June 30, 2016 our investments in these securities totaled $272.6 million.

Our book value per common share was $7.41 as of June 30, 2016. Book value per common share increased from $7.17 as of March 31, 2016 due primarily to the impact of fair value changes of Legacy Non-Agency MBS and Agency MBS, partially offset by the impact of realized gains on sales and discount accretion income on Legacy Non-Agency MBS that was recognized and declared as dividends during the quarter and unrealized losses on our Swaps.

At the end of the second quarter of 2016, the average coupon on mortgages underlying our Agency MBS was slightly higher compared to the end of the second quarter of 2015, due to upward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio increased to 2.80% for the three months ended June 30, 2016, from 2.77% for the three months ended June 30, 2015.  The net Agency MBS yield increased to 1.96% for the three months ended June 30, 2016, from 1.89% for the three months ended June 30, 2015. The net yield for our Legacy Non-Agency MBS portfolio was 7.72% for the three months ended June 30, 2016 compared to 7.59% for the three months ended June 30, 2015.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the impact of the cash proceeds (a one-time payment) received during the second quarter in connection with the settlement of litigation related to certain Countrywide Residential Mortgage Backed Securitization Trusts and the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, resulting in credit reserve releases in the current and prior year. The net yield for our RPL/NPL MBS portfolio was 3.83% for the three months ended June 30, 2016 compared to 3.66% for the three months ended June 30, 2015.  The increase in the net yield on our RPL/NPL MBS portfolio is primarily due to the addition of higher yielding RPL/NPL MBS since the second quarter of 2015. Despite heavy supply, RPL/NPL MBS spreads have tightened since the first quarter of 2016, as more buyers find these short-duration and well credit-protected assets attractive.

We believe that our $724.2 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows for our existing Legacy Non-Agency MBS portfolio.  Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency portfolio. Home price appreciation during the past few years has generally been driven by a combination of limited housing supply, low mortgage rates and demographic-driven U.S. household formation. We estimate that the average LTV of mortgage loans underlying our Legacy Non-Agency MBS has declined from approximately 105% as of January 2012 to approximately 68% as of June 30, 2016. In addition, we estimate that the percentage of non-delinquent loans underlying our Legacy Non-Agency MBS that are underwater (with LTVs greater than 100%), has declined from approximately 52% as of January 2012 to 5% at June 30, 2016. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Further, during 2015 and the first six months of 2016, we have also observed faster voluntary prepayment (i.e., prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio. As a result, during the three months ended June 30, 2016, $22.4 million was transferred from Credit Reserve to accretable discount.  This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Legacy Non-Agency MBS. The remaining average contractual life of such assets is approximately 20 years, but based on scheduled loan amortization and prepayments (both voluntary and involuntary), loan balances will decline substantially over time. Consequently, we believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

At June 30, 2016, we have access to various sources of liquidity which we estimate to be in excess of $522.7 million. This amount includes (i) $182.8 million of cash and cash equivalents; (ii) $220.2 million in estimated financing available from unpledged

Agency MBS and from other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $119.7 million in estimated financing available from unpledged Non-Agency MBS. Consequently, we believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.  During the remainder of 2016, we intend to continue to selectively acquire MBS and residential whole loans. In addition, while the majority of our Legacy Non-Agency MBS will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 73% of face value at June 30, 2016.

Repurchase agreement funding for both Agency MBS and Non-Agency MBS continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  In July 2015, our wholly-owned subsidiary, MFA Insurance, became a member of the Federal Home Loan Bank of Des Moines, further diversifying our potential sources of funding for residential mortgage investments. However, in January 2016, the Federal Housing Finance Agency (or FHFA) released its final rule amending its regulation on FHLB membership, which, amongst other things, provided termination rules for current captive insurance members. As a result of such regulation, MFA Insurance will not be permitted new advances or renewal of existing advances and will be required to terminate its FHLB membership within one year of the rule’s effective date of February 19, 2016. During the second quarter of 2016 we reduced our FHLB advances by approximately $648 million to approximately $545 million at June 30, 2016, with a further reduction of approximately $25 million subsequent to the end of the quarter. At June 30, 2016, our debt consisted of borrowings under repurchase agreements with 28 counterparties, FHLB advances, Senior Notes outstanding and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 3.3 times.  (See table on page 71 under Results of Operations that presents our quarterly leverage multiples since June 30, 2015.)

Information About Our Assets

The tables below present certain information about our asset allocation at June 30, 2016:

ASSET ALLOCATION

	Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (1)		MBS Portfolio	Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		Other, net (3)	Total
(Dollars in Thousands)
Fair Value/Carrying Value	$4,307,882		$3,465,874		$2,639,006		$10,412,762	$392,172		$684,582		$724,925	$12,214,441
Less Payable for Unsettled Purchases	—		—		—		—	—		—		—	—
Less Repurchase Agreements	(3,276,823)		(2,371,726)		(2,069,976)		(7,718,525)	(171,808)		(411,781)		(190,973)	(8,493,087)
Less FHLB advances	(545,000)		—		—		(545,000)	—		—		—	(545,000)
Less Senior Notes	—		—		—		—	—		—		(96,715)	(96,715)
Equity Allocated	$486,059		$1,094,148		$569,030		$2,149,237	$220,364		$272,801		$437,237	$3,079,639
Less Swaps at Market Value	—		—		—		—	—		—		(131,971)	(131,971)
Net Equity Allocated	$486,059		$1,094,148		$569,030		$2,149,237	$220,364		$272,801		$305,266	$2,947,668
Debt/Net Equity Ratio (4)	7.86	x	2.17	x	3.64	x		0.78	x	1.51	x		3.27	x

(1)
Represents private-label MBS issued in 2013, 2014, 2015 and 2016 in which the underlying collateral consists of re-performing/non-performing loans that were originated in prior years. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
The carrying value of such loans reflects the purchase price, accretion of income, cash received and provision for loan losses since acquisition. At June 30, 2016, the fair value of such loans is estimated to be approximately $408.0 million.

(3)
Includes cash and cash equivalents and restricted cash, securities obtained and pledged as collateral, CRT securities, other assets, obligation to return securities obtained as collateral of $512.1 million and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements, FHLB advances and payable for unsettled purchases as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity ratio also includes the obligation to return securities obtained as collateral of $512.1 million and Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of June 30, 2016 and December 31, 2015:

June 30, 2016

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,303,990	104.3%	105.0%	$1,368,930	49	2.98%	10.3%
HARP (4)	131,576	104.7	104.9	138,073	49	2.97	13.5
Other (Post June 2009) (5)	124,727	103.9	107.7	134,270	69	4.14	16.2
Other (Pre June 2009) (6)	701	104.9	108.1	758	85	4.50	1.1
Total 15-Year Fixed Rate	$1,560,994	104.3%	105.2%	$1,642,031	51	3.07%	11.1%

Hybrid:
Other (Post June 2009) (5)	$1,605,207	104.4%	104.9%	$1,683,803	61	2.94%	18.5%
Other (Pre June 2009) (6)	825,942	101.7	105.4	870,679	114	2.77	10.7
Total Hybrid	$2,431,149	103.5%	105.1%	$2,554,482	79	2.89%	15.8%
CMO/Other	$106,854	102.5%	103.6%	$110,700	181	2.64%	10.1%
Total Portfolio	$4,098,997	103.8%	105.1%	$4,307,213	71	2.95%	13.9%

December 31, 2015

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,430,258	104.3%	103.1%	$1,475,086	44	2.99%	8.4%
HARP (4)	146,821	104.7	103.1	151,387	43	2.98	7.9
Other (Post June 2009) (5)	144,596	103.9	106.1	153,477	63	4.14	16.1
Other (Pre June 2009) (6)	745	104.9	106.8	796	79	4.50	28.9
Total 15-Year Fixed Rate	$1,722,420	104.3%	103.4%	$1,780,746	45	3.09%	9.1%

Hybrid:
Other (Post June 2009) (5)	$1,811,007	104.4%	104.8%	$1,897,030	56	2.89%	15.6%
Other (Pre June 2009) (6)	899,185	101.7	105.7	950,666	109	2.60	9.3
Total Hybrid	$2,710,192	103.5%	105.1%	$2,847,696	73	2.80%	13.5%
CMO/Other	$117,791	102.5%	104.2%	$122,771	175	2.52%	12.2%
Total Portfolio	$4,550,403	103.8%	104.4%	$4,751,213	65	2.90%	11.8%

(1)  Does not include principal payments receivable of $669,000 and $1.0 million at June 30, 2016 and December 31, 2015, respectively.
(2)  Weighted average is based on MBS current face at June 30, 2016 and December 31, 2015, respectively.
(3)  Low loan balance represents MBS collateralized by mortgages with an original loan balance of less than or equal to $175,000.
(4)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.
(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.
(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of June 30, 2016 and December 31, 2015:

June 30, 2016

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$771,476	104.0%	103.8%	$800,795	42	3.04%	100%	8.2%
3.0%	321,933	105.9	105.2	338,513	48	3.49	100	11.9
3.5%	8,228	103.5	106.4	8,753	68	4.18	100	14.6
4.0%	393,530	103.5	107.4	422,480	67	4.40	80	15.5
4.5%	65,827	105.2	108.6	71,490	71	4.88	33	13.7
Total 15-Year Fixed Rate	$1,560,994	104.3%	105.2%	$1,642,031	51	3.56%	92%	11.1%

December 31, 2015

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$834,689	104.0%	101.5%	$846,925	36	3.04%	100%	6.9%
3.0%	355,439	105.9	103.4	367,471	42	3.49	100	8.0
3.5%	9,238	103.5	104.9	9,691	62	4.18	100	12.6
4.0%	448,064	103.5	106.4	476,793	61	4.40	79	13.1
4.5%	74,990	105.2	106.5	79,866	65	4.88	33	13.3
Total 15-Year Fixed Rate	$1,722,420	104.3%	103.4%	$1,780,746	45	3.57%	92%	9.1%

(1)  Does not include principal payments receivable of $669,000 and $1.0 million at June 30, 2016 and December 31, 2015, respectively.
(2)  Weighted average is based on MBS current face at June 30, 2016 and December 31, 2015, respectively.
(3)  Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of June 30, 2016 and December 31, 2015:

June 30, 2016

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$644,498	104.3%	105.3%	$678,771	2.78%	70	8	24%	16.7%
Agency 7/1	736,219	104.5	104.5	769,238	3.03	57	26	22	19.8
Agency 10/1	224,490	104.7	105.0	235,794	3.14	53	67	63	19.1
Total Hybrids Post June 2009	$1,605,207	104.4%	104.9%	$1,683,803	2.94%	61	24	29%	18.5%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$789,222	101.7%	105.4%	$831,630	2.63%	115	5	53%	10.4%
Coupon >= 4.5% (6)	36,720	101.5	106.3	39,049	5.72	107	13	70	16.0
Total Hybrids Pre June 2009	$825,942	101.7%	105.4%	$870,679	2.77%	114	5	54%	10.7%
Total Hybrids	$2,431,149	103.5%	105.1%	$2,554,482	2.89%	79	18	37%	15.8%

December 31, 2015

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$723,853	104.2%	105.7%	$765,426	2.62%	64	7	23%	15.6%
Agency 7/1	838,505	104.5	104.2	873,765	3.04	51	32	22	16.7
Agency 10/1	248,649	104.7	103.7	257,839	3.18	47	72	61	11.5
Total Hybrids Post June 2009	$1,811,007	104.4%	104.8%	$1,897,030	2.89%	56	27	28%	15.6%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$853,168	101.7%	105.7%	$901,870	2.43%	109	6	59%	8.9%
Coupon >= 4.5% (6)	46,017	101.5	106.0	48,796	5.73	102	18	73	17.4
Total Hybrids Pre June 2009	$899,185	101.7%	105.7%	$950,666	2.60%	109	6	60%	9.3%
Total Hybrids	$2,710,192	103.5%	105.1%	$2,847,696	2.80%	73	20	39%	13.5%

(1)  Does not include principal payments receivable of $669,000 and $1.0 million at June 30, 2016 and December 31, 2015, respectively.
(2)  Weighted average is based on MBS current face at June 30, 2016 and December 31, 2015, respectively.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest-only period.  Percentage is based on MBS current face at June 30, 2016 and December 31, 2015, respectively.
(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.
(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at June 30, 2016 and December 31, 2015:

(In Thousands)	June 30, 2016		December 31, 2015
Non-Agency MBS
Face/Par	$6,584,638		$6,961,493
Fair Value	6,104,880		6,420,817
Amortized Cost	5,534,957		5,861,843
Purchase Discount Designated as Credit Reserve and OTTI	(724,198)	(1)	(787,541)	(2)
Purchase Discount Designated as Accretable	(325,548)		(312,182)
Purchase Premiums	65		73

(1)  Includes discount designated as Credit Reserve of $703.3 million and OTTI of $20.9 million.
(2)  Includes discount designated as Credit Reserve of $766.0 million and OTTI of $21.5 million.

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, for the three and six months ended June 30, 2016 and June 30, 2015:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(757,564)	$(281,331)	$(873,533)	$(388,708)
Impact of RMBS Issuer Settlement (2)	—	(52,881)	—	—
Accretion of discount	—	19,511	—	24,095
Realized credit losses	15,729	—	21,226	—
Purchases	(6,581)	1,774	(711)	(715)
Sales	1,863	9,734	848	7,833
Net impairment losses recognized in earnings	—	—	(298)	—
Transfers/release of credit reserve	22,355	(22,355)	5,451	(5,451)
Balance at the end of period	$(724,198)	$(325,548)	$(847,017)	$(362,946)

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(787,541)	$(312,182)	$(900,557)	$(399,564)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	(15,543)	1,832
Impact of RMBS Issuer Settlement (2)	—	(52,881)	—	—
Accretion of discount	—	40,917	—	48,895
Realized credit losses	33,779	—	40,850	—
Purchases	(10,875)	3,380	(745)	(4,125)
Sales	13,883	21,774	1,897	17,802
Net impairment losses recognized in earnings	—	—	(705)	—
Transfers/release of credit reserve	26,556	(26,556)	27,786	(27,786)
Balance at the end of period	$(724,198)	$(325,548)	$(847,017)	$(362,946)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of approximately $61.8 million of cash proceeds (a one-time payment) received by the Company during the three months ended June 30, 2016 in connection with the settlement of litigation related to certain Countrywide Residential Mortgage Backed Securitization Trusts.

The following table presents information with respect to the yield components of our Non-Agency MBS for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS
Coupon Yield (1)	5.19%	3.81%	5.06%	3.57%
Effective Yield Adjustment (2)	2.53	0.02	2.53	0.09
Net Yield	7.72%	3.83%	7.59%	3.66%

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

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal, and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at June 30, 2016 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total MBS
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$45	0.31%	$478	2.52%	$329,862	2.84%	$3,105,985	1.83%	$3,436,370	$3,483,200	1.93%
Freddie Mac	—	—	—	—	141,667	2.73	667,759	1.82	809,426	815,997	1.98
Ginnie Mae	—	—	—	—	—	—	8,506	1.49	8,506	8,685	1.49
Total Agency MBS	$45	0.31%	$478	2.52%	$471,529	2.81%	$3,782,250	1.83%	$4,254,302	$4,307,882	1.94%
Non-Agency MBS	$—	—	$247,046	3.98%	$3,979	17.43%	$5,283,932	6.36%	$5,534,957	$6,104,880	6.26%
Total MBS	$45	0.31%	$247,524	3.97%	$475,508	2.93%	$9,066,182	4.47%	$9,789,259	$10,412,762	4.38%

At June 30, 2016, our CRT securities had an amortized cost of $267.1 million, a fair value of $272.6 million, a weighted average yield of 5.22% and weighted average time to maturity of 8.0 years.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loans held by consolidated trusts at June 30, 2016 and does not reflect estimates of prepayments or scheduled amortization. For residential whole loans at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Residential Whole Loans at Carrying Value	Residential Whole Loans at Fair Value
Amount due:
Within one year	$2,735	$6,681
After one year:
Over one to five years	3,159	4,755
Over five years	386,278	673,146
Total due after one year	$389,437	$677,901
Total residential whole loans	$392,172	$684,582

The following table presents at June 30, 2016, the dollar amount of our residential whole loans at fair value, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Residential Whole Loans at Fair Value (1)
Interest rates:
Fixed	$432,447
Adjustable	252,135
Total	$684,582

(1)  Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of June 30, 2016.

Information is not presented for residential whole loans at carrying value as income is recognized based on pools of assets with similar risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than on the contractual coupons of the underlying loans.

The following table presents additional information regarding our residential whole loans at fair value at June 30, 2016 and December 31, 2015:

	Residential Whole Loans, at Fair Value
(Dollars in Thousands)	June 30, 2016	December 31, 2015
Loans 90 days or more past due:
Number of Loans	2,241	2,426
Aggregate Amount Outstanding	$520,590	$493,640

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

Exposure to Financial Counterparties

We finance a significant portion of our residential mortgage assets with repurchase agreements and other advances. In connection with these financing arrangements, we pledge our assets as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 1% - 6% of the amount borrowed (U.S. Treasury and Agency MBS collateral) to up to 60% (Non-Agency MBS collateral). Consequently, while repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheets, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

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

The table below summarizes our exposure to our counterparties at June 30, 2016, by country:

Country	Number of Counterparties	Repurchase Agreement Financing and Other Advances		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland (3)	2	$1,295,208		$—	$461,669	3.60%
United Kingdom	2	314,890		—	151,983	1.18
France	2	502,297		—	100,341	0.78
Holland	1	350,776		(153)	15,088	0.12
Germany	1	—		(38)	(225)	—
Total	8	2,463,171		(191)	728,856	5.68%
Other Countries:
United States (4)	15	$4,875,097		$(131,780)	$1,089,988	8.50%
Canada (5)	4	1,377,799		—	334,567	2.61
Japan (6)	3	474,110		—	27,484	0.21
China (6)	1	348,360		—	9,257	0.07
Total	23	7,075,366		(131,780)	1,461,296	11.39%
Total Counterparty Exposure	31	$9,538,537	(7)	$(131,971)	$2,190,152	17.07%

(1)
Represents for each counterparty the amount of cash and/or securities pledged as collateral less the aggregate of repurchase agreement financing and other advances, Swaps at fair value, and net interest receivable/payable on all such instruments.

(2)	Includes European-based counterparties as well as U.S.-domiciled subsidiaries of the European parent entity.

(3)	Includes London branch of one counterparty and Cayman Islands branch of the other counterparty.

(4)	Includes one counterparty that is a central clearing house for our Swaps.

(5)
Includes Canada-based counterparties as well as U.S.-domiciled subsidiaries of Canadian parent entities. In the case of one counterparty, also includes exposure of $249.6 million to Barbados-based affiliate of the Canadian parent entity.

(6)	Exposure is to U.S.-domiciled subsidiary of the Japanese or Chinese parent entity, as the case may be.

(7)	Includes $500.0 million of repurchase agreements entered into in connection with contemporaneous repurchase and reverse repurchase agreements with a single counterparty.

At June 30, 2016, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Uncertainty in the global financial market and weak economic conditions in Europe, including as a result of the United Kingdom’s recent vote to leave the European Union (“Brexit”) could potentially impact our major European financial counterparties, with the possibility that this would also impact the operations of their U.S. domiciled subsidiaries. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general. Management monitors our exposure to our repurchase agreement and Swap counterparties on a regular basis, using various methods, including review of recent rating agency actions or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements and/or the fair value of Swaps with our counterparties. We intend to make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements, or take other necessary actions to reduce the amount of our exposure to a counterparty when such actions are considered necessary.

Tax Considerations

Current period estimated taxable and items expected to impact future taxable income

We estimate that for the six months ended June 30, 2016, our taxable income was approximately $228.6 million. Based on dividends paid or declared during the six months ended June 30, 2016, we have undistributed taxable income of approximately $80.9 million, or $0.22 per share. We have until the filing of our 2016 tax return (due not later than September 15, 2017) to declare the distribution of any 2016 REIT taxable income not previously distributed.

Estimated undistributed taxable income as of the end of the quarter reflects the impact of proceeds received of approximately $61.8 million in connection with the settlement of litigation related to certain Countrywide Residential Mortgage Backed

Securitization Trusts, resulting in additional estimated taxable income for the six months ended June 30, 2016 of approximately $0.05 per share.

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

Results of Operations

Quarter Ended June 30, 2016 Compared to the Quarter Ended June 30, 2015

General

For the second quarter of 2016, we had net income available to our common stock and participating securities of $75.2 million, or $0.20 per basic and diluted common share, compared to net income available to common stock and participating securities of $74.3 million, or $0.20 per basic and diluted common share, for the second quarter of 2015.

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

For the second quarter of 2016, our net interest spread and margin were 2.14% and 2.46%, respectively, compared to a net interest spread and margin of 2.33% and 2.66%, respectively, for the second quarter of 2015. Our net interest income decreased by $14.4 million, or 17.7%, to $66.8 million from $81.1 million for the second quarter of 2015.  Current quarter net interest income from Agency MBS and Legacy Non-Agency MBS declined compared to the second quarter of 2015 by approximately $13.7 million, primarily due to lower average balances of these securities and associated MBS repurchase agreement financings, partially offset by higher yields earned on Agency and Legacy Non-Agency MBS. In addition, net interest income for the current quarter compared to the second quarter of 2015 was approximately $2.2 million lower due to higher average balances of repurchase agreement financings associated with Residential whole loans at carrying value. This was partially offset by higher net interest income on RPL/NPL MBS and CRT securities of approximately $1.4 million.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended June 30, 2016 and 2015.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended June 30,
	2016				2015
(Dollars in Thousands)	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Agency MBS (1)	$4,402,040		$21,592	1.96%	$5,443,465		$25,739	1.89%
Legacy Non-Agency MBS (1)	3,047,889		58,851	7.72	3,711,855		70,428	7.59
RPL/NPL MBS (1)	2,603,709		24,914	3.83	2,411,958		22,083	3.66
Total MBS	10,053,638		105,357	4.19	11,567,278		118,250	4.09
CRT securities (1)	236,629		3,222	5.45	125,597		1,524	4.85
Residential whole loans, at carrying value (2)	373,572		5,758	6.17	243,689		4,193	6.88
Cash and cash equivalents (3)	271,068		170	0.25	254,117		29	0.05
Total interest-earning assets	10,934,907		114,507	4.19	12,190,681		123,996	4.07
Total non-interest-earning assets (2)	1,981,968				1,582,293
Total assets	$12,916,875				$13,772,974

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements and FHLB advances (4)	$3,960,392		$12,654	1.26%	$4,881,361		$12,873	1.06%
Legacy Non-Agency repurchase agreements (4)	2,376,697		17,256	2.87	2,695,134		18,562	2.76
RPL/NPL repurchase agreements	2,023,477		10,256	2.01	1,914,849		7,627	1.60
CRT securities repurchase agreements	168,894		861	2.02	93,460		397	1.70
Residential whole loan repurchase agreements	572,997		4,547	3.14	135,389		764	2.26
Total repurchase agreements and other advances	9,102,457		45,574	1.98	9,720,193		40,223	1.66
Securitized debt	8,520		137	6.36	80,343		618	3.07
Senior Notes	96,709		2,009	8.31	96,677		2,008	8.31
Total interest-bearing liabilities	9,207,686		47,720	2.05	9,897,213		42,849	1.74
Total non-interest-bearing liabilities	792,630				683,240
Total liabilities	10,000,316				10,580,453
Stockholders’ equity	2,916,559				3,192,521
Total liabilities and stockholders’ equity	$12,916,875				$13,772,974

Net interest income/net interest rate spread (5)			$66,787	2.14%			$81,147	2.33%
Net interest-earning assets/net interest margin (6)	$1,727,221			2.46%	$2,293,468			2.66%
Ratio of interest-earning assets to interest-bearing liabilities	1.19	x			1.23	x

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

	Three Months Ended June 30, 2016
	Compared to
	Three Months Ended June 30, 2015
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(5,056)	$909	$(4,147)
Legacy Non-Agency MBS	(12,771)	1,194	(11,577)
RPL/NPL MBS	1,796	1,035	2,831
CRT securities	1,492	206	1,698
Residential whole loans, at carrying value (1)	2,040	(475)	1,565
Cash and cash equivalents	2	139	141
Total net change in income from interest-earning assets	$(12,497)	$3,008	$(9,489)

Interest-bearing liabilities:
Agency repurchase agreements and FHLB advances	$(2,547)	$2,328	$(219)
Legacy Non-Agency repurchase agreements	(2,066)	760	(1,306)
RPL/NPL repurchase agreements	478	2,151	2,629
CRT securities repurchase agreements	378	86	464
Residential whole loan repurchase agreements	3,378	405	3,783
Securitized debt	(1,414)	933	(481)
Senior Notes	1	—	1
Total net change in expense of interest-bearing liabilities	$(1,792)	$6,663	$4,871
Net change in net interest income	$(10,705)	$(3,655)	$(14,360)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
June 30, 2016	2.14%	2.46%
March 31, 2016	2.18	2.51
December 31, 2015	2.22	2.54
September 30, 2015	2.24	2.58
June 30, 2015	2.33	2.66

(1)  Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)  Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)
June 30, 2016	1.96%	1.26%	0.70%	7.72%	2.88%	4.84%	3.83%	2.01%	1.82%	4.19%	1.91%	2.28%
March 31, 2016	2.07	1.27	0.80	7.61	2.86	4.75	3.97	2.07	1.90	4.23	1.91	2.32
December 31, 2015	2.04	1.17	0.87	7.64	2.90	4.74	3.70	1.81	1.89	4.17	1.81	2.36
September 30, 2015	1.84	1.13	0.71	7.60	2.76	4.84	3.74	1.73	2.01	4.08	1.73	2.35
June 30, 2015	1.89	1.06	0.83	7.59	2.77	4.82	3.66	1.60	2.06	4.09	1.65	2.44

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency cost of funding includes 63, 65, 74, 74 and 70 basis points and Legacy Non-Agency cost of funding includes 69, 65, 69, 66 and 68 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015 and June 30, 2015, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the second quarter of 2016 decreased by $4.1 million, or 16.1% to $21.6 million from $25.7 million for the second quarter of 2015.  This change primarily reflects a $1.0 billion decrease in the average amortized cost of our Agency MBS portfolio to $4.4 billion for the second quarter of 2016 from $5.4 billion for the second quarter of 2015 partially offset by an increase in the net yield on our Agency MBS to 1.96% for the second quarter of 2016 from 1.89% for the second quarter of 2015. At the end of the second quarter of 2016, the average coupon on mortgages underlying our Agency MBS was slightly higher compared to the end of the second quarter of 2015. The coupon yield on our Agency MBS portfolio increased to 2.80% for the second quarter of 2016 from 2.77% for the second quarter of 2015.  During the second quarter of 2016, our Agency MBS portfolio experienced a 13.9% CPR and we recognized $9.3 million of net premium amortization compared to a CPR of 14.8% and $11.9 million of net premium amortization for the second quarter of 2015. At June 30, 2016, we had net purchase premiums on our Agency MBS of $154.6 million, or 3.8% of current par value, compared to net purchase premiums of $172.0 million, or 3.8% of par value at December 31, 2015.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) decreased $8.7 million, or 9.5%, for the second quarter of 2016 to $83.8 million compared to $92.5 million for the second quarter of 2015. This decrease is primarily due to the decrease in the average amortized cost of our Non-Agency MBS portfolio of $472.2 million or 7.7%, to $5.7 billion from $6.1 billion for the second quarter of 2015. Our Legacy Non-Agency MBS portfolio yielded 7.72% for the second quarter of 2016 compared to 7.59% for the second quarter of 2015. The increase in the yield on our Legacy Non-Agency MBS reflects the impact of the cash proceeds (a one-time payment) received during the quarter in connection with the settlement of litigation related to certain Countrywide Residential Mortgage Backed Securitization Trusts, and the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, resulting in credit reserve releases, in the current and prior year. Our RPL/NPL MBS portfolio yielded 3.83% for the second quarter of 2016 compared to 3.66% for the second quarter of 2015. The increase in the net yield on our RPL/NPL MBS portfolio is primarily due to the addition of higher yielding RPL/NPL MBS since the second quarter of 2015.

During the second quarter of 2016, we recognized net purchase discount accretion of $19.4 million on our Non-Agency MBS, compared to $24.0 million for the second quarter of 2015.  At June 30, 2016, we had net purchase discounts of $1.0 billion, including Credit Reserve and previously recognized OTTI of $724.2 million, on our Legacy Non-Agency MBS, or 26.6% of par value.  During the second quarter of 2016 we reallocated $22.4 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the components of the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPR experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
June 30, 2016	2.80%	1.96%	13.9%	5.19%	7.72%	16.1%	3.81%	3.83%	25.4%
March 31, 2016	2.78	2.07	11.7	5.09	7.61	13.3	3.73	3.97	23.0
December 31, 2015	2.76	2.04	11.8	5.09	7.64	14.6	3.68	3.70	21.5
September 30, 2015	2.74	1.84	15.4	5.10	7.60	16.3	3.62	3.74	29.5
June 30, 2015	2.77	1.89	14.8	5.06	7.59	14.8	3.57	3.66	28.6

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

Interest Expense

Our interest expense for the second quarter of 2016 increased by $4.9 million, or 11.4%, to $47.7 million, from $42.8 million for the second quarter of 2015.  This increase primarily reflects increased financing rates on our repurchase agreement financings, an increase in our average borrowings to finance RPL/NPL MBS and residential whole loans, and utilization of FHLB advances, which was partially offset by a decrease in our average repurchase agreement borrowings to finance Agency MBS and Legacy Non-Agency MBS and a decrease in the average balance of securitized debt.

At June 30, 2016, we had repurchase agreement borrowings of $8.5 billion of which $3.0 billion was hedged with Swaps and FHLB advances of $545.0 million.  At June 30, 2016, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 1.82% and extended 40 months on average with a maximum remaining term of approximately 86 months.

The effective interest rate paid on our borrowings increased to 2.05% for the quarter ended June 30, 2016, from 1.74% for the quarter ended June 30, 2015.  This increase reflects higher financing rates on our repurchase agreement financings and the increase in our average balance of repurchase agreements to finance residential whole loans and RPL/NPL MBS, partially offset by the lower average balance of Agency and Legacy Non-Agency repurchase agreements and securitized debt.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $10.5 million, or 45 basis points, for the second quarter of 2016, as compared to interest expense of $13.2 million, or 53 basis points, for the second quarter of 2015.  The weighted average fixed-pay rate on our Swaps designated as hedges decreased to 1.82% for the quarter ended June 30, 2016 from 1.83% for the quarter ended June 30, 2015.  The weighted average variable interest rate received on our Swaps increased to 0.44% for the quarter ended June 30, 2016 from 0.18% for the quarter ended June 30, 2015.  During the quarter ended June 30, 2016, we did not enter into any new Swaps and had no Swaps amortize and/or expire.

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

OTTI

During the second quarter of 2016, we did not recognize any OTTI changes through earnings against our Non-Agency MBS. During the second quarter of 2015 we recognized OTTI charges through earnings of $298,000 against certain of our Non-Agency MBS. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows. At June 30, 2016, we had 271 Agency MBS with a gross unrealized loss of $11.6 million, 37 RPL/NPL MBS with a gross unrealized loss of $6.8 million and 45 Legacy Non-Agency MBS with a gross unrealized loss of $6.8 million.  Impairments on Agency MBS in an unrealized loss position at June 30, 2016 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such securities, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in our analysis of expected cash flows for our Legacy Non-Agency MBS and any determination of the credit component of OTTI.

Other Income, net

For the second quarter of 2016, Other Income, net increased by $16.9 million, or 166.0%, to $27.0 million compared to $10.2 million for the second quarter of 2015.  This increase primarily reflects a $14.5 million net gain recorded on residential whole loans held at fair value, and $9.2 million of gross gains realized on the sale of $19.8 million Non-Agency MBS. During the three months ended June 30, 2015, we sold Non-Agency MBS for $16.3 million, realizing gross gains of $7.6 million, and recorded a net gain on residential whole loans held at fair value of $3.2 million.

Operating and Other Expense

For the second quarter of 2016, we had compensation and benefits and other general and administrative expense of $11.9 million, or 1.63% of average equity, compared to $11.2 million, or 1.40% of average equity, for the second quarter of 2015.  Compensation and benefits expense increased $491,000 to $7.0 million for the second quarter of 2016, compared to $6.5 million for the second quarter of 2015, primarily reflecting higher headcount and recognition for accounting purposes of additional expense associated with long term incentive awards. Our other general and administrative expenses increased by $203,000 to $4.9 million for the quarter ended June 30, 2016 compared to $4.7 million for the quarter ended June 30, 2015, primarily due to higher IT development and related expenses.

Operating and Other Expense for the second quarter of 2016 also includes $3.0 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $1.2 million, consistent with the overall growth in this asset class during 2016. The overall increase is primarily due to increased loan servicing and modification fees and non-recoverable advances on REO and carrying value loans which were partially offset by a decrease in the provision for loan losses recognized.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
June 30, 2016	2.33%	10.83%	22.58%	1.00	3.3	$7.41
March 31, 2016	2.29	10.82	22.19	1.00	3.4	7.17
December 31, 2015	2.10	9.80	22.56	1.05	3.4	7.47
September 30, 2015	2.22	10.21	22.85	1.00	3.3	7.70
June 30, 2015	2.16	9.78	23.18	1.00	3.3	7.96

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)
Represents the sum of borrowings under repurchase agreements, FHLB advances, securitized debt, payable for unsettled purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity.

(6)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

Six Month Period Ended June 30, 2016 Compared to the Six Month Period Ended June 30, 2015

General

For the six months ended June 30, 2016, we had net income available to common stock and participating securities of $149.5 million, or $0.40 per basic and diluted common share, compared to net income available to common stock and participating securities of $152.7 million, or $0.41 per basic and diluted common share, for the six months ended June 30, 2015. The decrease in net income available to our common stock and participating securities, and the decrease of this item on a per share basis reflects a decrease in net interest income on our Agency MBS, Legacy Non-Agency MBS and higher loan servicing and other related operating expenses, partially offset by higher net gains on residential whole loans held at fair value, gains on sales of MBS and higher net interest income on RPL/NPL MBS and CRT securities.

Net Interest Income

For the first six months of 2016, our net interest spread and margin were 2.18% and 2.50%, respectively, compared to a net interest spread and margin of 2.38% and 2.72%, respectively, for the first six months of 2015. Our net interest income decreased by $30.5 million, or 18.3%, to $136.6 million from $167.1 million for the first six months of 2015.  For the six months ended June 30, 2016, net interest income from Agency and Legacy Non-Agency MBS declined compared to six months ended June 30, 2015, by approximately $31.1 million, primarily due to lower average balances of these securities and associated MBS repurchase agreement financings, as well as lower yields earned on Agency MBS. In addition, net interest income for the first six months of 2016 compared to the first six months of 2015 was approximately $4.6 million lower due to higher average balances of repurchase agreement financings associated with Residential whole loans at carrying value. This was partially offset by higher net interest income on RPL/NPL MBS and CRT securities of approximately $4.9 million.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the six months ended June 30, 2016 and 2015.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Six Months Ended June 30,
	2016				2015
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$4,514,099		$45,589	2.02%	$5,580,159		$57,412	2.06%
Legacy Non-Agency MBS (1)	3,106,396		119,074	7.67	3,786,163		144,190	7.62
RPL/NPL MBS (1)	2,608,712		50,843	3.90	2,285,073		41,612	3.64
Total MBS	10,229,207		215,506	4.21	11,651,395		243,214	4.17
CRT securities (1)	218,034		5,914	5.42	120,137		2,884	4.80
Residential whole loans, at carrying value (2)	324,485		10,195	6.28	232,958		7,784	6.68
Cash and cash equivalents (3)	251,669		310	0.25	249,861		56	0.04
Total interest-earning assets	11,023,395		231,925	4.21	12,254,351		253,938	4.14
Total non-interest-earning assets (2)	1,936,444				1,602,058
Total assets	$12,959,839				$13,856,409

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements and FHLB advances (4)	$4,064,730		$25,806	1.26%	$4,997,669		$27,078	1.09%
Legacy Non-Agency repurchase agreements (4)	2,402,241		34,445	2.84	2,728,928		37,993	2.81
RPL/NPL repurchase agreements	2,019,695		20,621	2.02	1,817,014		14,055	1.56
CRT securities repurchase agreements	153,087		1,547	2.00	88,279		749	1.71
Residential whole loans repurchase agreements	530,860		8,550	3.19	138,203		1,530	2.22
Total repurchase agreements and other advances	9,170,613		90,969	1.96	9,770,093		81,405	1.68
Securitized debt	13,473		333	4.89	91,717		1,368	3.01
Senior Notes	96,704		4,018	8.31	96,672		4,016	8.31
Total interest-bearing liabilities	9,280,790		95,320	2.03	9,958,482		86,789	1.76
Total non-interest-bearing liabilities	777,811				700,485
Total liabilities	10,058,601				10,658,967
Stockholders’ equity	2,901,238				3,197,442
Total liabilities and stockholders’ equity	$12,959,839				$13,856,409

Net interest income/ net interest rate spread (5)			$136,605	2.18%			$167,149	2.38%
Net interest-earning assets/ net interest margin (6)	$1,742,605			2.50%	$2,295,869			2.72%
Ratio of interest-earning assets to interest-bearing liabilities	1.19	x			1.23	x

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

	Six Months Ended June 30, 2016
	Compared to
	Six Months Ended June 30, 2015
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(10,784)	$(1,039)	$(11,823)
Legacy Non-Agency MBS	(25,143)	27	(25,116)
RPL/NPL MBS	6,170	3,061	9,231
CRT securities	2,614	416	3,030
Residential whole loans, at carrying value (1)	2,496	(85)	2,411
Cash and cash equivalents	1	253	254
Total net change in income from interest-earning assets	$(24,646)	$2,633	$(22,013)

Interest-bearing liabilities:
Agency repurchase agreements and FHLB advances	$(5,213)	$3,941	$(1,272)
Legacy Non-Agency repurchase agreements	(3,986)	438	(3,548)
RPL/NPL repurchase agreements	1,803	4,763	6,566
CRT securities repurchase agreements	649	149	798
Residential whole loan repurchase agreements	6,091	929	7,020
Securitized debt	(1,587)	552	(1,035)
Senior Notes	2	—	2
Total net change in expense of interest-bearing liabilities	$(2,241)	$10,772	$8,531
Net change in net interest income	$(22,405)	$(8,139)	$(30,544)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Six Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
June 30, 2016	2.02%	1.26%	0.76%	7.67%	2.85%	4.82%	3.90%	2.02%	1.88%	4.21%	1.89%	2.32%
June 30, 2015	2.06%	1.09%	0.97%	7.62%	2.81%	4.81%	3.64%	1.56%	2.08%	4.17%	1.68%	2.49%

(1) Reflects annualized interest income on MBS divided by average amortized cost of MBS.
(2) Reflects annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency cost of funding includes 63 and 74 basis points and Legacy Non-Agency cost of funding includes 66 and 73 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the six months ended June 30, 2016 and 2015, respectively.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the first six months of 2016 decreased by $11.8 million, or 20.6%, to $45.6 million from $57.4 million for the first six months of 2015.  This change primarily reflects a $1.1 billion decrease in the average amortized cost of our Agency MBS portfolio to $4.5 billion for the first six months of 2016 from $5.6 billion for the first six months of 2015. In addition, the net yield on our Agency MBS decreased to 2.02% for first six months of 2016 from 2.06% for the first six months of 2015.  At the end of the second quarter of 2016, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of the second quarter of 2015.  The coupon yield on our Agency MBS portfolio declined 2 basis points to 2.79% for the first six months of 2016 from 2.81% for the first six months of 2015.  During the first six months of 2016, our Agency MBS portfolio experienced an 11.0% CPR and we recognized $17.4 million of net premium amortization compared to a CPR of 11.0% and $21.0 million of net premium amortization for the first six months of 2015.  At June 30, 2016, we had net purchase premiums on our Agency MBS of $154.6 million, or 3.8% of current par value, compared to net purchase premiums of $172.0 million, or 3.8% of par value at December 31, 2015.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) decreased by $15.9 million, or 8.5%, for the first six months of 2016 to $169.9 million compared to $185.8 million for the first six months of 2015, primarily due to the decrease in the average amortized cost of our Non-Agency portfolio of $356.1 million or 5.9%, to $5.7 billion from $6.1 billion for the first six months of 2015.  Our Legacy Non-Agency MBS portfolio yielded 7.67% for the first six months of 2016 compared to 7.62% for the first six months of 2015.  The increase in the yield on our Legacy Non-Agency MBS reflects the impact of the cash proceeds (a one-time payment) received during the quarter ended June 30, 2016 in connection with the settlement of litigation related to certain Countrywide Residential Mortgage Backed Securitization Trusts, and the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, resulting in credit reserve releases, in the current and prior year, which was partially offset by prepayments on higher yielding assets in the portfolio. Our RPL/NPL MBS portfolio yielded 3.90% for the first six months of 2016 compared to 3.64% for the first six months of 2015. The increase in the net yield on our RPL/NPL MBS is primarily due to the addition of higher yielding RPL/NPL MBS since the second quarter of 2015 and the impact of redemptions during the first six months of 2016 of certain RPL/NPL MBS that had been previously purchased at a discount.

During the first six months of 2016, we recognized net purchase discount accretion of $40.9 million on our Non-Agency MBS, compared to $48.8 million for the first six months of 2015.  At June 30, 2016, we had net purchase discounts of $1.0 billion, including Credit Reserve and previously recognized OTTI of $724.2 million, on our Legacy Non-Agency MBS, or 26.6% of par value.  During the first six months of 2016 we reallocated $26.6 million of purchased discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yields and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Six Months Ended	Coupon Yield (1)	Net Yield (2)	6 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	6 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	6 Month Average Bond CPR (4)
June 30, 2016	2.79%	2.02%	11.0%	5.16%	7.67%	12.7%	3.77%	3.90%	24.2%
June 30, 2015	2.81	2.06	11.0	5.09	7.62	11.2	3.56	3.64	24.6

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

Interest Expense

Our interest expense for the first six months of 2016 increased by $8.5 million, or 9.8%, to $95.3 million, from $86.8 million for the first six months of 2015.  This increase primarily reflects an increase in our average borrowings to finance residential whole loans and RPL/NPL MBS, an increase in financing rates on our repurchase agreement financings, and utilization of FHLB advances, which was partially offset by a decrease in our average repurchase agreement borrowings to finance Agency MBS and Legacy Non-Agency MBS and a decrease in the average balance of securitized debt.

At June 30, 2016, we had repurchase agreement borrowings of $8.5 billion, of which $3.0 billion was hedged with Swaps and FHLB advances of $545.0 million.  At June 30, 2016, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 1.82% and extended 40 months on average with a maximum remaining term of approximately 86 months.

The effective interest rate paid on our borrowings increased to 2.03% for the six months ended June 30, 2016, from 1.76% for the six months ended June 30, 2015.  This increase reflects higher financing rates on our repurchase agreement financings, the increase in our average balance of repurchase agreements to finance residential whole loans and RPL/NPL MBS, partially offset by the lower average balance of Agency and Legacy Non-Agency repurchase agreements and securitized debt.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $21.1 million, or 45 basis points, for the six months ended June 30, 2016, compared to interest expense of $28.6 million, or 58 basis points, for the first six months of 2015.  The weighted average fixed-pay rate on our Swaps designated as hedges decreased to 1.82% for the first six months of 2016 from 1.84% for the first six months of 2015.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 0.43% for the first six months of 2016 from 0.18% for the first six months of 2015.  During the first six months ended June 30, 2016, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $50.0 million and a weighted average fixed-pay rate of 2.13% amortize and/or expire.

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

OTTI

During the first six months of 2016, we did not recognize any OTTI charges through earnings against our Non-Agency MBS. During the first six months of 2015 we recognized OTTI charges through earnings of $705,000 against certain of our Non-Agency MBS. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows. At June 30, 2016, we had 271 Agency MBS with a gross unrealized loss of $11.6 million, 37 RPL/NPL MBS with a gross unrealized loss of $6.8 million, and 45 Legacy Non-Agency MBS with a gross unrealized loss of $6.8 million.  Impairments on Agency MBS in an unrealized loss position at June 30, 2016 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such securities, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in our analysis of expected cash flows for our Legacy Non-Agency MBS and any determination of the credit component of OTTI.

Other Income, net

For the first six months of 2016, Other income, net increased by $30.8 million, or 162.6%, to $49.7 million compared to $18.9 million for the first six months of 2015.  Other income, net for the first six months of 2016 primarily reflects a $26.4 million net gain recorded on residential whole loans held at fair value, and $19.0 million of gross gains realized on the sale of $51.8 million Non-Agency MBS.  During the six months ended June 30, 2015, we sold Non-Agency MBS for $27.2 million, realizing gross gains of $14.1 million and recorded a net gain on residential whole loans held at fair value of $5.3 million.

Operating and Other Expense

During the first six months of 2016, we had compensation and benefits and other general and administrative expense of $23.2 million, or 1.60% of average equity, compared to $21.4 million, or 1.34% of average equity, for the first six months of 2015.  Compensation and benefits expense increased $1.2 million to $14.4 million for the first six months ended June 30, 2016, compared to $13.3 million for the first six months ended June 30, 2015, primarily reflecting higher headcount and recognition for accounting purposes of additional expense associated with long term incentive awards. Our other general and administrative expenses increased by $664,000 to $8.8 million for the first six months of 2016 compared to $8.1 million for the first six months of 2015, primarily due to higher IT development and related expenses.

Operating and Other Expense during the first six months of 2016 also includes $6.1 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $2.4 million, consistent with the overall growth in this asset class during 2016. The overall increase is primarily due to increased loan servicing and modification fees and non-recoverable advances on REO and carrying value loans which were partially offset by a decrease in the provision for loan losses recognized.

 Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Six Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
June 30, 2016	2.31%	10.82%	22.39%	1.00	3.3	$7.41
June 30, 2015	2.20	10.02	23.08	0.98	3.3	7.96

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

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

Recent Accounting Standards to be Adopted in Future Periods

Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurements of Credit Losses on Financial Instruments (or ASU 2016-13). The amendments in ASU 2016-13 require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 also requires enhanced financial statement disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. Under ASU 2016-13 credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in this ASU require that credit losses be recorded through an allowance for credit losses, which will allow subsequent reversals in credit loss estimates to be recognized in current income. In addition, the allowance on available-for-sale debt securities will be limited to the extent that the fair value is less than the amortized cost.

ASU 2016-13 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The amendments in this ASU are required to be applied by recording a cumulative-effect adjustment to equity as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. We are currently evaluating the effect that ASU 2016-13 will have on our consolidated financial statements and related disclosures.

Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (or ASU 2016-09). The amendments of this ASU will require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. It will also allow an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. We do not expect the adoption of ASU 2016-09 to have a significant impact on our financial position or financial statement disclosures.

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

Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (or ASU 2016-01). The amendments in this ASU affect all entities that hold financial assets or owe financial liabilities, and address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The classification and measurement guidance of investments in debt securities and loans are not affected by the amendments in this ASU. ASU 2016-01 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Early adoption is not permitted for public business entities, except for a provision related to financial statements of fiscal years or interim periods that have not yet been issued, to recognize in other comprehensive income, the change in fair value of a liability resulting from a change in the instrument-specific credit risk measured using the fair value option. The amendments in this ASU are required to be applied by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We are currently evaluating the effect that ASU 2016-01 will have on our consolidated financial statements and related disclosures.

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

Proposed Accounting Standards

The FASB has recently issued or discussed a number of proposed standards on such topics as hedge accounting, classification of certain cash flows, and disclosures about liquidity risk and interest rate risk.  Some of the proposed changes are potentially significant and could have a material impact on our reporting.  We have not yet fully evaluated the potential impact of these proposals but will make such an evaluation as the standards are finalized.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional MBS and residential whole loans, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at June 30, 2016, we had 6.8 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the six months ended June 30, 2016, we issued 90,132 shares of common stock through our DRSPP, raising net proceeds of approximately $596,000.

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at June 30, 2016 and December 31, 2015:

At June 30, 2016	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.67%	3.00%	6.00%
Legacy Non-Agency MBS	24.45	15.00	60.00
RPL/NPL MBS	23.01	17.50	30.00
U.S. Treasury securities	1.59	1.00	2.00
CRT securities	25.29	20.00	30.00
Residential whole loans	26.10	25.00	35.00

At December 31, 2015	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.67%	3.00%	6.00%
Legacy Non-Agency MBS	25.84	10.00	63.50
RPL/NPL MBS	21.05	20.00	30.00
U.S. Treasury securities	1.60	1.00	2.00
CRT securities	25.04	20.00	30.00
Residential whole loans	27.69	25.00	36.00

The weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have not significantly changed since December 31, 2015.

During the first six months of 2016, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for both Agency MBS and Non-Agency MBS has been available to us at generally attractive market terms from multiple counterparties.  Typically, due to the credit risk inherent to Non-Agency MBS, repurchase agreement funding involving Non-Agency MBS is available from fewer counterparties, at terms requiring higher collateralization and higher interest rates, than repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS on more favorable terms than financing for Non-Agency MBS.

In July 2015, our wholly-owned subsidiary, MFA Insurance became a member of the FHLB. As a member of the FHLB, MFA Insurance had access to a variety of products and services offered by the FHLB, including secured advances (subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB). The weighted average haircut on our FHLB advances at June 30, 2016 was 6.55% compared to 7.00% as of December 31, 2015. However, in January, 2016, the FHFA amended its regulation on FHLB membership, which, among other things, provided termination rules for current captive insurance members. As a result, MFA Insurance will not be permitted new advances or renewal of existing advances and will be required to terminate its FHLB membership and repay any outstanding advances by no later than February 19, 2017. As of June 30, 2016, MFA Insurance had approximately $545.0 million in outstanding advances (backed by Agency MBS) compared to $1.5 billion as of December 31, 2015.

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

At June 30, 2016, we had a total of $10.4 billion of MBS, U.S. Treasury securities, CRT securities and residential whole loans and $143.1 million of restricted cash pledged against our repurchase agreements and Swaps. In addition, at June 30, 2016, we had $585.1 million of Agency MBS pledged against our FHLB advances. At June 30, 2016, we have access to various sources of liquidity which we estimate exceeds $522.7 million. This includes (i) $182.8 million of cash and cash equivalents; (ii) $220.2 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $119.7 million in estimated financing available from unpledged Non-Agency MBS.

The table below presents certain information about our borrowings under repurchase agreements and other advances, and securitized debt:

	Repurchase Agreements and Other Advances			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
June 30, 2016	$9,102,457	$9,038,087	$9,114,859	$8,520	$—	$8,568
March 31, 2016	9,238,772	9,143,645	9,205,547	18,425	11,821	18,247
December 31, 2015	9,428,211	9,387,622	9,413,189	28,009	21,868	27,686
September 30, 2015	9,422,881	9,475,834	9,486,357	50,691	31,940	49,941
June 30, 2015	9,720,193	9,635,035	9,746,825	80,343	61,965	80,331

(1)  The information presented in the table above excludes Senior Notes issued in April 2012. The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.

Cash Flows and Liquidity For the Six Months Ended June 30, 2016

Our cash and cash equivalents increased by $17.8 million during the six months ended June 30, 2016, reflecting:  $601.6 million provided by our investing activities; $36.1 million provided by our operating activities; and $619.9 million used in our financing activities.

At June 30, 2016, our debt-to-equity multiple was 3.3 times, as compared to 3.4 times at December 31, 2015. At June 30, 2016, we had borrowings under repurchase agreements of $8.5 billion with 28 counterparties, of which $3.3 billion was secured by Agency MBS, $1.9 billion was secured by Legacy Non-Agency MBS, $2.1 billion was secured by RPL/NPL MBS, $505.8 million was secured by U.S. Treasuries, $191.0 million was secured by CRT securities and $584.0 million was secured by residential whole loans.  In addition, at June 30, 2016 we had $545.0 million in outstanding FHLB advances, secured by Agency MBS. We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2015, we had borrowings under repurchase agreements of $7.9 billion with 27 counterparties, of which $2.7 billion was secured by Agency MBS, $2.0 billion was secured by Legacy Non-Agency MBS, $2.1 billion was secured by RPL/NPL MBS, $504.8 million was secured by U.S. Treasuries, $128.5 million by CRT securities and $487.8 million was secured by residential whole loans. In addition, at December 31, 2015 we had $1.5 billion in outstanding FHLB advances, secured by Agency MBS.

During the six months ended June 30, 2016, we made principal payments of $22.1 million to payoff the balance of our securitized debt.

During the six months ended June 30, 2016, $601.6 million was provided through our investing activities.  We received cash of $1.6 billion from prepayments and scheduled amortization on our MBS, of which $451.8 million was attributable to Agency MBS and $1.2 billion was from Non-Agency MBS (which includes approximately $61.8 million of cash proceeds (a one-time payment) received during the three months ended June 30, 2016 in connection with the settlement of litigation related to certain Countrywide Residential Mortgage Backed Securitization Trusts).  We purchased $844.6 million of Non-Agency MBS and $80.1 million of CRT securities funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In addition, during the six months ended June 30, 2016 we sold certain of our Non-Agency MBS for $51.8 million, realizing gross gains of $19.0 million.

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

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
June 30, 2016	$326,555	$63,600	$390,155	$281,912	$(108,243)
March 31, 2016	269,027	117,800	386,827	325,233	(61,594)
December 31, 2015	225,323	32,200	257,523	276,596	19,073
September 30, 2015	397,763	86,300	484,063	433,003	(51,060)
June 30, 2015	391,088	50,700	441,788	408,968	(32,820)

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through June 30, 2016.

During the six months ended June 30, 2016, we paid $148.9 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $7.5 million on our preferred stock. On June 14, 2016, we declared our second quarter 2016 dividend on our common stock of $0.20 per share; on July 29, 2016, we paid this dividend, which totaled approximately $74.4 million, including dividend equivalents of approximately $241,000.

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

At June 30, 2016, MFA’s $7.8 billion of Agency MBS and Legacy Non-Agency MBS were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
Time to Reset	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
(Dollars in Thousands)
< 2 years (5)	$1,844,984	7	14.6%	$2,354,307	5	15.5%	$4,199,291	6	15.2%
2-5 years	646,936	33	17.6	—	—	—	646,936	33	17.6
> 5 years	173,262	72	18.2	—	—	—	173,262	72	18.2
ARM-MBS Total	$2,665,182	17	15.6%	$2,354,307	5	15.5%	$5,019,489	12	15.6%
15-year fixed (6)	$1,642,031		11.1%	$6,685		14.7%	$1,648,716		11.1%
30-year fixed (6)	—		—	1,098,577		17.3	1,098,577		17.3
40-year fixed (6)	—		—	6,305		12.7	6,305		12.7
Fixed-Rate Total	$1,642,031		11.1%	$1,111,567		17.3%	$2,753,598		13.8%
MBS Total	$4,307,213		13.9%	$3,465,874		16.1%	$7,773,087		15.0%

(1)	Excludes $2.6 billion of RPL/NPL MBS. Refer to table below for further information on RPL/NPL MBS.

(2)	Does not include principal payments receivable of $669,000.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic and/or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	3 month average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating-rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at June 30, 2016:

	Fair Value	Net Coupon	Months to Step-Up (1)	Current Credit Support (2)	Original Credit Support	3 Month Average Bond CPR (3)
(Dollars in Thousands)
Re-Performing MBS	$485,319	3.71%	13	47%	40%	20.1%
Non-Performing MBS	2,153,687	3.87	23	48	47	26.6
Total RPL/NPL MBS	$2,639,006	3.84%	21	48%	46%	25.4%

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

At June 30, 2016, our CRT securities had a fair value of $272.6 million and reset monthly based on one-month LIBOR.

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at June 30, 2016.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at June 30, 2016.

Shock Table

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$11,941,810	$(45,114)	$11,896,696	$(75,130)	(7.97)%	(0.63)%
+ 50 Basis Point Increase	$12,026,411	$(88,543)	$11,937,868	$(33,958)	(4.41)%	(0.28)%
Actual at June 30, 2016	$12,103,797	$(131,971)	$11,971,826	$—	—	—
- 50 Basis Point Decrease	$12,173,969	$(175,399)	$11,998,570	$26,744	0.01%	0.22%
-100 Basis Point Decrease	$12,236,926	$(218,827)	$12,018,099	$46,273	(6.96)%	0.39%

(1)  Such assets include MBS and CRT securities, residential whole loans, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2016.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made with respect to the interest rate sensitive liabilities (assumed to be repurchase agreement financings and securitized debt) include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At June 30, 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At June 30, 2016, the impact on portfolio value was approximated using estimated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.50 which is the weighted average of 1.50 for our Agency MBS, 1.11 for our Non-Agency investments, (3.03) for our Swaps and zero for our cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.24), which is the weighted average of (0.67) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS and zero for our cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics of the mortgage loans underlying our Legacy Non-Agency MBS.  The following table presents certain information about our Legacy Non-Agency MBS portfolio at June 30, 2016.  Information presented with respect to the weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, do not reflect the impact of the general decline in home prices or changes in borrowers’ credit scores or the current use of the mortgaged properties.

The information in the table below is presented as of June 30, 2016:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	93	76	97	27	57	67	417
MBS current face (3)	$1,090,730	$742,232	$805,358	$201,495	$517,447	$582,799	$3,940,061
Total purchase discounts, net (3)	$(289,000)	$(200,185)	$(140,727)	$(65,587)	$(187,012)	$(165,305)	$(1,047,816)
Purchase discount designated as Credit Reserve and OTTI (3)(4)	$(189,247)	$(99,483)	$(66,604)	$(58,362)	$(185,261)	$(125,241)	$(724,198)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	17.4%	13.4%	8.3%	29.0%	35.8%	21.5%	18.4%
MBS amortized cost (3)	$801,730	$542,047	$664,631	$135,908	$330,435	$417,494	$2,892,245
MBS fair value (3)	$961,311	$646,346	$741,719	$170,001	$429,458	$517,039	$3,465,874
Weighted average fair value to current face	88.1%	87.1%	92.1%	84.4%	83.0%	88.7%	88.0%
Weighted average coupon (5)	4.00%	3.37%	3.29%	4.98%	4.98%	4.40%	3.97%
Weighted average loan age (months) (5)(6)	111	120	134	115	122	134	122
Weighted average current loan size (5)(6)	$513	$497	$312	$385	$260	$247	$390
Percentage amortizing (7)	60%	82%	100%	70%	92%	100%	83%
Weighted average FICO score at origination (5)(8)	731	729	727	705	703	705	721
Owner-occupied loans	90.6%	90.5%	86.2%	84.1%	85.9%	84.0%	87.7%
Rate-term refinancings	28.8%	20.6%	15.0%	21.7%	15.9%	14.7%	20.3%
Cash-out refinancings	35.0%	36.3%	26.6%	44.4%	43.2%	38.4%	35.6%
3 Month CPR (6)	17.9%	15.2%	16.6%	15.7%	17.3%	15.0%	16.5%
3 Month CRR (6)(9)	14.2%	12.2%	13.9%	12.1%	12.9%	11.7%	13.1%
3 Month CDR (6)(9)	4.4%	3.5%	3.1%	4.1%	5.1%	3.9%	4.0%
3 Month loss severity	50.3%	49.3%	39.9%	54.5%	60.3%	53.5%	50.8%
60+ days delinquent (8)	11.6%	11.4%	9.7%	18.2%	16.8%	14.5%	12.6%
Percentage of always current borrowers (Lifetime) (10)	39.2%	38.0%	44.7%	32.4%	27.4%	32.7%	37.2%
Percentage of always current borrowers (12M) (11)	78.1%	77.6%	77.9%	69.0%	67.1%	68.1%	74.6%
Weighted average credit enhancement (8)(12)	0.2%	0.6%	4.8%	0.1%	1.2%	3.5%	1.9%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

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

(3)
Excludes Non-Agency MBS issued in 2013, 2014, 2015 and 2016 in which the underlying collateral consists of RPL/NPL MBS. These Non-Agency MBS have a current face of $2.6 billion, amortized cost of $2.6 billion, fair value of $2.6 billion and purchase discounts of $1.9 million at June 30, 2016.

(4)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)	Weighted average is based on MBS current face at June 30, 2016.

(6)	Information provided is based on loans for individual groups owned by us.

(7)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(8)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(9)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(11)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

(12)
Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.  As of June 30, 2016, a total of 286 Non-Agency MBS in our portfolio representing approximately $2.9 billion or 74% of the current face amount of the portfolio had no credit enhancement.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations by state of the mortgages collateralizing our Legacy Non-Agency MBS at June 30, 2016:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	43.6%
Florida	7.5%
New York	5.9%
Virginia	4.0%
Maryland	3.8%

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

The following table presents the five largest geographic concentrations by state of our credit sensitive residential whole loan portfolio at June 30, 2016:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	21.6%
New York	14.9%
New Jersey	7.8%
Florida	7.5%
Maryland	5.8%

Liquidity Risk

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  We pledge residential mortgage assets and cash to secure our repurchase agreements, FHLB advances and Swaps.  At June 30, 2016, we had access to various sources of liquidity which we estimate to be in excess of $522.7 million, an amount which includes (i) $182.8 million of cash and cash equivalents, (ii) $220.2 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that are currently pledged in excess of contractual requirements, and (iii) $119.7 million in estimated financing available from currently unpledged Non-Agency MBS.  Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position.  Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. As such, we cannot assure you that we will always be able to roll over our repurchase agreement financings and other advances.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2016, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2016. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company engaged in no share repurchase activity during the second quarter of 2016 pursuant to the Repurchase Program.  The Company did, however, withhold restricted shares (under the terms of grants under our Equity Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.  The following table presents information with respect to (i) such withheld restricted shares and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month		Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
April 1-30, 2016:
Repurchase Program	(2)	—	$—	—	6,616,355
Employee Transactions	(3)	—	—	N/A	N/A
May 1-31, 2016:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	—	—	N/A	N/A
June 1-30, 2016:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	8,118	$7.27	N/A	N/A
Total Repurchase Program	(2)	—	$—	—	6,616,355
Total Employee Transactions	(3)	8,118	$7.27	N/A	N/A

(1)  Includes brokerage commissions.
(2)  As of June 30, 2016, the Company had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.
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

Date: August 3, 2016	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ William S. Gorin
William S. Gorin
Chief Executive Officer

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

10.1	Modification to Compensation Payable to the Non-Executive Chairman of the Board.

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of  the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1