Form 10-K
period 2016-12-31
MFA FINANCIAL, INC.
filed 2017-02-16
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

On June 30, 2016, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.7 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 10, 2017, the registrant had a total of 372,841,520 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on or about May 24, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

CAUTIONARY STATEMENT — This Annual Report on Form 10-K includes “forward-looking” statements within the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include information about possible or assumed future results with respect to the Company’s business, financial condition, liquidity, results of operations, plans and objectives.  You can identify forward-looking statements by such words as “will,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may” or similar expressions.  We caution that any such forward-looking statements made by us are not guarantees of future performance and that actual results may differ materially from these forward-looking statements.  We discuss certain factors that affect our business and that may cause our actual results to differ materially from these forward-looking statements under “Item 1A. Risk Factors” of this Annual Report on Form 10-K.  You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  We undertake no obligation to update or revise any forward-looking statements except as may be required by law.

In this Annual Report on Form 10-K, references to “we,” “us,” “our” or “the Company” refer to MFA Financial, Inc. and its subsidiaries unless specifically stated otherwise or the context otherwise indicates.  The following defines certain of the commonly used terms in this Annual Report on Form 10-K:  MBS generally refers to mortgage-backed securities secured by pools of residential mortgage loans; Agency MBS refers to MBS that are issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”); Non-Agency MBS refers to MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation and include (i) Legacy Non-Agency MBS, which are Non-Agency MBS issued prior to 2008, and (ii) 3 Year Step-up securities, which refer primarily to Non-Agency MBS the majority of which are collateralized by re-performing and non-performing loans and are structured with a contractual coupon step-up feature where the coupon increases up to 300 basis points at 36 months from issuance or sooner. Hybrids refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, typically adjust annually to an increment over a specified interest rate index; ARMs refer to adjustable-rate mortgage loans and to Hybrids that are past their fixed-rate period, both of which typically have interest rates that adjust annually to an increment over a specified interest rate index; Linked Transactions refer to Non-Agency MBS purchases which were financed with the same counterparty from which they were purchased and for periods prior to 2015 considered linked for financial statement reporting purposes and were reported at fair value on a combined basis; and CRT securities refer to credit risk transfer securities which are general obligations of Fannie Mae and Freddie Mac.

PART I

Item 1.  Business.

GENERAL

We are primarily engaged in the real estate finance business. We engage in our business through subsidiaries that invest, on a leveraged basis, in residential mortgage assets, including Non-Agency MBS, Agency MBS, residential whole loans and CRT securities.  Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

We were incorporated in Maryland on July 24, 1997, and began operations on April 10, 1998.  We have elected to be treated as a real estate investment trust (or REIT) for U.S. federal income tax purposes.  In order to maintain our qualification as a REIT, we must comply with a number of requirements under federal tax law, including that we must distribute at least 90% of our annual REIT taxable income to our stockholders. We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (or TRS). In general, a TRS may hold assets and engage in activities that a REIT or qualified REIT subsidiary (or QRS) may not hold or engage in directly, and a TRS generally may engage in any real estate or non-real estate related business.

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

INVESTMENT STRATEGY

As stated above, we primarily invest through subsidiaries in Non-Agency MBS, Agency MBS, residential whole loans and CRT securities.

Our Non-Agency MBS portfolio primarily consists of (i) Legacy Non-Agency MBS and (ii) 3 Year Step-up securities. In addition to Non-Agency MBS investments, we invest in re-performing and non-performing residential whole loans through our interests in certain consolidated trusts. Our strategy of combining investments in Agency MBS, Non-Agency MBS and residential whole loans is designed to generate attractive returns with less overall sensitivity to changes in the yield curve, the general level of interest rates and prepayments. We expect to continue to seek more credit sensitive assets in 2017, such as residential whole loans.

Our Legacy Non-Agency MBS have been acquired primarily at discounts to face/par value, which we believe serves to mitigate our exposure to credit risk.  A portion of the purchase discount on substantially all of our Legacy Non-Agency MBS is designated as a non-accretable discount (also referred to hereafter as Credit Reserve), which effectively mitigates our risk of loss on the mortgages collateralizing such MBS and is not expected to be accreted into interest income.  The portion of the purchase discount that is designated as accretable discount is accreted into interest income over the life of the security.  The mortgages collateralizing our Legacy Non-Agency MBS consist primarily of ARMs, 30-year fixed-rate mortgages and Hybrids. Legacy Non-Agency ARMs and Hybrids typically exhibit reduced interest rate sensitivity (as compared to fixed-rate Legacy Non-Agency MBS) due to their interest rate adjustments (similar to Agency ARMs and Hybrids). However, yields on Legacy Non-Agency MBS, unlike Agency MBS, also exhibit sensitivity to changes in credit performance.  If credit performance improves, the Credit Reserve may be decreased (and accretable discount increased), resulting in a higher yield over the remaining life of the security. Similarly, deteriorating credit performance could increase the Credit Reserve and decrease the yield over the remaining life of the security or other-than-temporary impairment could result. To the extent that higher interest rates in the future are indicative of an improving economy, better employment data and/or higher home prices, it is possible that these factors will improve the credit performance of Legacy Non-Agency MBS and therefore mitigate the interest rate sensitivity of these securities.

Our 3 Year Step-up securities were purchased primarily as new issuances at prices at or around par and represent the senior tranches of the related securitizations. These 3 Year Step-up securities are structured with significant credit enhancement (typically approximately 50%) and the subordinate tranches absorb all credit losses (until those tranches are extinguished) and typically receive no cash flow (interest or principal) until the senior tranche is paid off. Prior to purchase, we analyze the deal structure in order to assess the associated credit risk. Subsequent to purchase, the ongoing credit risk associated with the investment is evaluated by analyzing the extent to which actual credit losses occur that result in a reduction in the amount of subordination enjoyed by our bond. Based on the recent performance of the collateral underlying our 3 Year Step-up securities and current subordination levels, we do not believe that we are currently exposed to significant risk of credit loss on these investments. In addition, the structures of these investments contain a contractual coupon step-up feature, where the coupon on the senior tranche increases up to 300 basis points if the security that we hold has not been redeemed by the issuer at 36 months or sooner. We expect that the combination of the priority cash flow of the senior tranche and the 36-month step-up will result in these securities’ exhibiting short average lives and, accordingly, reduced interest rate sensitivity. Consequently, we believe that 3 Year Step-up securities provide attractive returns given our assessment of the interest rate and credit risk associated with these securities.

The mortgages collateralizing our Agency MBS portfolio are predominantly Hybrids, 15-year fixed-rate mortgages and ARMs.  While we have not purchased any Agency MBS since the first quarter of 2014, our Agency MBS were selected to generate attractive returns relative to interest rate and prepayment risks. The Hybrid loans collateralizing our MBS typically have initial fixed-rate periods at origination of three, five, seven or ten years.  At the end of this fixed-rate period, these mortgages become adjustable and their interest rates adjust based on the London Interbank Offered Rate (or LIBOR) or in some cases the one-year constant maturity treasury rate (or CMT). These interest rate adjustments are typically limited by periodic caps (which limit the amount of the interest rate change from the prior rate) and lifetime caps (which are maximum interest rates permitted for the life of the mortgage). As coupons earned on Agency Hybrids and ARMs adjust over time as interest rates change, these assets are generally less sensitive to changes in interest rates than are fixed-rate MBS. In general, Hybrid loans and ARMs have 30-year final maturities and they amortize over this 30-year period. While the coupons on 15-year fixed-rate mortgages do not adjust, they amortize according to a 15-year amortization schedule and have a 15-year final maturity. Due to their accelerated amortization and shorter final maturity, these assets are generally less sensitive to changes in long-term interest rates as compared to fixed-rate mortgages with a longer final maturity, such as 30-year mortgages.

During 2016, we continued to invest in more credit sensitive, less interest rate sensitive residential whole loans, which we acquired through certain trusts that are consolidated on our balance sheet for financial reporting purposes. To date, we have focused on purchasing packages of both re-performing and non-performing whole loans. Re-performing loans are typically characterized by borrowers who have experienced payment delinquencies in the past and the amount owed on the mortgage may exceed the value of the property pledged as collateral. These loans are purchased at purchase prices that are discounted (often substantially so) to the contractual loan balance to reflect the impaired credit history of the borrower, the loan-to-value (or LTV) of the loan and the coupon. Non-performing loans are typically characterized by borrowers who have defaulted on their obligations and/or have payment delinquencies of 60 days or more at the time we acquire the loan. These loans are also purchased at purchase prices that are discounted (often substantially so) to the contractual loan balance that reflects primarily the non-performing nature of the loan. Typically, this purchase price is a discount to the expected value of the collateral securing the loan, such value to be realized after foreclosure and liquidation of the property. All of the residential whole loans were purchased by the consolidated trusts on a servicing-released basis, i.e., the sellers of such loans transferred the right to service the loans as part of the sale. Because we do not directly service any loans, we have contracted with loan servicing companies with specific expertise in working with delinquent borrowers in an effort to cure delinquencies through, among other things, loan modification and third-party refinancing. To the extent these efforts are successful, we believe our investments in residential whole loans will yield attractive returns. In addition, to the extent that it is not possible to achieve a successful outcome for a particular borrower and the real property collateral must be foreclosed on and liquidated, we believe that the discounted purchase price at which the asset was acquired provides us with a level of protection against financial loss. Given the increase in the size of our residential whole loan investments and our ongoing focus on this asset class, we expect that balances of real estate owned (or REO) property to increase in the short- to medium-term.
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

Repurchase agreements, although legally structured as sale and repurchase transactions, are financing contracts (i.e., borrowings) under which we pledge our residential mortgage assets as collateral to secure loans with repurchase agreement counterparties (i.e., lenders).  Repurchase agreements involve the transfer of the pledged collateral to a lender at an agreed upon price in exchange for such lender’s simultaneous agreement to return the same security back to the borrower at a future date (i.e., the maturity of the borrowing) at a higher price.  The difference between the sale price that we receive and the repurchase price that we pay represents interest paid to the lender.  Our cost of borrowings under repurchase agreements is generally LIBOR based.  Under our repurchase agreements, we pledge our securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while we retain beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan including any accrued interest and concurrently receive back our pledged collateral from the lender. With the consent of the lender, we may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that we pledge additional securities or cash as collateral to secure borrowings under our repurchase financing with such lender, are routinely experienced by us when the value of the MBS pledged as collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  We also may make margin calls on counterparties when collateral values increase.

In order to reduce our exposure to counterparty-related risk, we generally seek to enter into repurchase agreements and other financing arrangements, and derivatives, with a diversified group of financial institutions.  At December 31, 2016, we had outstanding balances under repurchase agreements with 31 separate lenders.

In July 2015, our wholly-owned subsidiary, MFA Insurance, Inc. (or MFA Insurance), became a member of the Federal Home Loan Bank (or FHLB) of Des Moines. In January, 2016, the Federal Housing Finance Agency (or FHFA) released its final rule amending its regulation on FHLB membership, which, among other things, provided termination rules for current captive insurance members. As a result of such regulation, MFA Insurance is not permitted to obtain new advances or renewal of existing advances and is required to terminate its FHLB membership and repay any outstanding advances by February 19, 2017. At December 31, 2016, MFA Insurance had FHLB advances of approximately $215.0 million, which were all repaid in January 2017.

In addition to repurchase agreements and 8% Senior Notes due 2042 (or Senior Notes), we may also use other sources of funding in the future to finance our MBS, whole loan and CRT securities portfolios, including, but not limited to, other types of collateralized borrowings, loan agreements, lines of credit or the issuance of debt and/or equity securities.

COMPETITION

We operate in the mortgage REIT industry.  We believe that our principal competitors in the business of acquiring and holding residential mortgage assets of the types in which we invest are financial institutions, such as banks, savings and loan institutions, specialty finance companies, insurance companies, institutional investors, including mutual funds and pension funds, hedge funds and other mortgage REITs, as well as the U.S. Federal Reserve as part of its monetary policy activities.  Some of these entities may not be subject to the same regulatory constraints (i.e., REIT compliance or maintaining an exemption under the Investment Company Act) as us.  In addition, many of these entities have greater financial resources and access to capital than us.  The existence of these entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of residential mortgage assets, resulting in higher prices and lower yields on such assets.

EMPLOYEES

At December 31, 2016, we had 50 full-time and two part-time employees.  We believe that our relationship with our employees is good.  None of our employees are unionized or represented under a collective bargaining agreement.

AVAILABLE INFORMATION

We maintain a website at www.mfafinancial.com.  We make available, free of charge, on our website our (a) Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including any amendments thereto), proxy statements and other information (or, collectively, the Company Documents) filed with, or furnished to, the Securities and Exchange Commission (or SEC), as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Directors (or our Board).  Our Company Documents filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.  We also provide copies of the foregoing materials, free of charge, to stockholders who request them.  Requests should be directed to the attention of our General Counsel at MFA Financial, Inc., 350 Park Avenue, 20th Floor, New York, New York 10022.

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

We may change our investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders.  A change in our investment strategy may increase our exposure to interest rate risk, credit risk, default risk and/or real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our making investments in asset categories different from our historical investments.  For example, in recent years, we have made new investments principally in credit sensitive assets such as residential whole loans, 3 Year Step-up securities and CRT securities, while we have let our investments in more interest-rate sensitive assets, such as Agency MBS, run-off. These changes could materially adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or make distributions.

Credit and Other Risks Related to Our Investments

Our investments in Non-Agency MBS (including 3 Year Step-up securities) involve credit risk, which could materially adversely affect our results of operations.

The holder of a mortgage or MBS assumes the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest.  Under our investment policy, we have the ability to acquire Non-Agency MBS, residential whole loans and other investment assets of lower credit quality.  In general, our portfolios of Legacy Non-Agency MBS and 3 Year Step-up securities (which, as of December 31, 2016 represented 46.7% of our total assets, and has grown in recent periods as we focus on investment opportunities in more credit-sensitive assets, while allowing our Agency MBS to runoff) carry greater investment risk than Agency MBS because they are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation.  Higher-than-expected rates of default and/or higher-than-expected loss severities on the mortgages underlying these investments could adversely affect the value of these assets.  Accordingly, defaults in the payment of principal and/or interest on our Legacy Non-Agency MBS, 3 Year Step-up securities and other investment assets of less-than-high credit quality would likely result in our incurring losses of income from, and/or losses in market value relating to, these assets, which could materially adversely affect our results of operations.

Our investments in re-performing and non-performing residential whole loans involve credit risks, some of which are different from our Non-Agency MBS, which could materially adversely affect our results of operations.

Our portfolio of residential whole loans continued to be our fastest growing asset class during 2016, and represented approximately 11.3% of our total assets as of December 31, 2016. We expect that our investment portfolio in residential whole loans will continue to increase during 2017, as we seek opportunities in these credit sensitive assets. As a holder of residential whole loans, we are subject to the risk that the related borrowers may default or have defaulted on their obligations to make full and timely payments of principal and interest.  (In addition to the credit risk associated with these assets, residential whole loans are less liquid than certain of our other credit-sensitive assets, such as Non-Agency MBS, which may make them more difficult to dispose of if the need or desire arises.) If actual results are different from our assumptions in determining the prices paid to acquire such loans, particularly if the market value of the underlying properties decreases significantly subsequent to purchase, we may incur significant losses, which could materially adversely affect our results of operations.

A significant portion of our Non-Agency MBS and residential whole loans are secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, regulatory changes, adverse climate changes or other adverse events specific to those markets.

A significant number of the mortgages underlying our Non-Agency MBS and residential whole loan investments are concentrated in certain geographic areas.  For example, we have significant exposure in California, New York, Florida, New Jersey and Maryland.  (See “Credit Risk” included under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.)  Certain markets within these states (particularly in California and Florida) experienced significant decreases in residential home values during the financial crisis of 2007-2008 and the years thereafter, although in more recent years some of these markets have experienced a recovery in home prices.  Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our Non-Agency MBS and residential whole loan investments.  In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default and foreclosure of re-performing loans and the loans underlying our Non-Agency MBS and the risk of loss upon liquidation of these assets.  This could, in turn, have a material adverse effect on our credit loss experience on our Non-Agency MBS and residential whole loan investments in the affected market if higher-than-expected rates of default and/or higher-than-expected loss severities on our re-performing loan investments or the mortgages underlying our Non-Agency MBS were to occur.

The occurrence of a natural disaster (such as an earthquake, tornado, hurricane or a flood), terrorist attack or a significant adverse climate change may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing the mortgages collateralizing our Non-Agency MBS or residential whole loans.  Because certain natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers (such as hurricanes or certain flooding), or the proceeds payable under any such policy are not sufficient to cover the related repairs, the affected borrowers may have to pay for any repairs themselves.  Under these circumstances, borrowers may decide not to repair their property or may stop paying their mortgages under those circumstances.  This would likely cause defaults and credit loss severities to increase.

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

We have certain investments in Non-Agency MBS backed by collateral pools containing mortgage loans that were originated under underwriting standards that were less strict than those used in underwriting “prime mortgage loans.”  These lower standards permitted mortgage loans, often with LTV ratios in excess of 80%, to be made to borrowers having impaired credit histories, lower credit scores, higher debt-to-income ratios and/or unverified income.  Difficult economic conditions, including increased interest rates and lower home prices, can result in Alt A and subprime mortgage loans having increased rates of delinquency, foreclosure, bankruptcy and loss (such as during the credit crisis of 2007-2008 and the housing crisis that followed), and are likely to otherwise experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner.  Thus, because of higher delinquency rates and losses associated with Alt A and subprime mortgage loans, the performance of our Non-Agency MBS that are backed by these types of loans could be correspondingly adversely affected, which could materially adversely impact our results of operations, financial condition and business.

We are subject to counterparty risk and may be unable to seek indemnity or require counterparties to repurchase residential whole loans if they breach representations and warranties, which could cause us to suffer losses.

In connection with our residential whole loan investments, we typically enter into a loan purchase agreement, as buyer, of the loans from a seller. When we invest in mortgage loans, sellers typically make very limited representations and warranties about such loans that are very limited both in scope and duration. Residential mortgage loan purchase agreements may entitle the purchaser of the loans to seek indemnity or demand repurchase or substitution of the loans in the event the seller of the loans breaches a representation or warranty given to the purchaser. However, there can be no assurance that a mortgage loan purchase agreement will contain appropriate representations and warranties, that we or the trust that purchases the mortgage loans would be able to enforce a contractual right to repurchase or substitution, or that the seller of the loans will remain solvent or otherwise be able to honor its obligations under its mortgage loan purchase agreements. The inability to obtain or enforce an indemnity or require repurchase of a significant number of loans could require us to absorb the associated losses, and adversely affect our results of operations, financial condition and business.

The due diligence we undertake on potential investments may be limited and/or not reveal all of the risks associated with such investments and may not reveal other weaknesses in such assets, which could lead to losses.

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

A decline in the market value of our MBS or other investment securities may require us to recognize an “other-than-temporary impairment” (or OTTI) against such assets under U.S. generally accepted accounting principles (or GAAP).  When the fair value of an available-for-sale (or AFS) investment security is less than its amortized cost at the balance sheet date, the security is considered impaired.  We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.”  If we intend to sell an impaired security, or it is more likely than not that we will be required to sell the impaired security before any anticipated recovery, then we must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If we do not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI that is related to credit losses is required to be recognized through charges to earnings with the remainder recognized through accumulated other comprehensive income/(loss) (or AOCI) on our consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (or OCI) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as on our estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.

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

Our investments in residential whole loans are difficult to value and are dependent upon the ability to finance and refinance such investments. The inability to do so could materially and adversely affect our liquidity and results of operations.
The difficulty in valuation is particularly significant with respect to our less liquid investments such as our re-performing loans (or RPLs) and non-performing loans (or NPLs). RPLs are loans on which a borrower was previously delinquent but has resumed repaying. Our ability to sell RPLs for a profit depends on the borrower continuing to make payments. An RPL could become a NPL, which could reduce our earnings. Our investments in residential whole loans may require us to engage in workout negotiations, restructuring and/or the possibility of foreclosure. These processes may be lengthy and expensive. If loans become REO, we, through a designated servicer that we retain, will have to manage these properties and may not be able to sell them. See “Our Ability to Sell REO on Terms Acceptable to Us or at All May Be Limited.”

We may work with our third-party servicers and seek to refinance an NPL or RPL to realize greater value from such loan. However, there may be impediments to executing a refinancing strategy for NPLs and RPLs. For example, many mortgage lenders have adjusted their loan programs and underwriting standards, which has reduced the availability of mortgage credit to prospective borrowers. This has resulted in reduced availability of financing alternatives for borrowers seeking to refinance their mortgage loans. In addition, the value of some borrowers’ homes may have declined below the amount of the mortgage loans on such homes resulting in higher loan-to-value ratios, which has left the borrowers with insufficient equity in their homes to permit them to refinance. To the extent prevailing mortgage interest rates rise from their current low levels, these risks would be exacerbated. The effect of the above would likely serve to make refinancing of NPLs and RPLs potentially more difficult and less profitable for us.

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

The U.S. Government, through the U.S. Federal Reserve, the U.S. Treasury Department, the Federal Housing Administration (or the FHA) and other agencies implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (or HAMP), which provided homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program (or H4H Program), which allowed certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid foreclosure, and the Home Affordable Refinance Program (or HARP), which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed-rate mortgages.  While some of these programs (such as HAMP and the H4H Program) have since expired, the U.S. Treasury Department, FHFA, FHA, and Consumer Financial Protection Bureau (CPFB) have issued guiding principles for future loss mitigation programs. In addition, Fannie Mae and Freddie Mac have announced their new Flex Modification foreclosure prevention program, developed at the direction of FHFA, that will launch in 2017. Federal loss mitigation programs, as well as proprietary loss mitigation programs offered by investors and servicers, may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans.  Especially with our Non-Agency MBS and residential whole loan investments, a continuing number of loan modifications with respect to a given underlying loan, including, but not limited to, those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such investments.  These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, that result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may materially adversely affect the value of, and the returns on, these assets.

We may be adversely affected by risks affecting borrowers or the asset or property types in which certain of our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.
Our assets are not subject to any geographic, diversification or concentration limitations except that we concentrate in residential mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography, asset, property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or is undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for real estate in these areas may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks to these investments.
Our investments in residential whole loans subject us to servicing-related risks, including those associated with foreclosure and liquidation.

The residential whole loans that have been acquired to date were purchased together with the related mortgage servicing rights. We rely on third-party servicers to service and manage the mortgages underlying our residential whole loans. The ultimate returns generated by these investments may depend on the quality of the servicer. If a servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in a higher frequency of default. If a servicer takes longer to liquidate non-performing mortgages, our losses related to those loans may be higher than originally anticipated. Any failure by servicers to service these mortgages and/or to competently manage and dispose of REO properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted with third-party servicers to carry out the actual servicing of the loans (including all direct interface with the borrowers), we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. (See “Regulatory Risk and Risks Related to the Investment Company Act of 1940 -- Our business is subject to extensive regulation”) In light of the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

When one of our residential whole loans is foreclosed upon, title to the underlying property is taken by a Company subsidiary. The foreclosure process, especially in judicial foreclosure states such as New York, Florida and New Jersey, can be lengthy and expensive, and the delays and costs involved in completing a foreclosure, and then subsequently liquidating the REO property through sale, may materially increase any related loss. In addition, at such time as title is taken to a foreclosed property, it may require more extensive rehabilitation than we estimated at acquisition. Thus, a material amount of foreclosed residential mortgage loans, particularly in the states mentioned above, could result in significant losses in our residential whole loan portfolio and could materially adversely affect our results of operations.

The expanding body of federal, state and local regulations and the investigations of servicers may increase their cost of compliance and the risks of noncompliance, and may adversely affect their ability to perform their servicing obligations.
 We have engaged, and we depend upon, third-party servicers to service the residential mortgage loans that we acquire through consolidated trusts. We also depend upon the servicers that have been hired by issuers to service the mortgages underlying the MBS that we acquire. The mortgage servicing business is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions and increased compliance costs on a substantial portion of their operations. The volume of new or modified laws and regulations has increased in recent years. Some jurisdictions and municipalities have enacted laws that restrict loan servicing activities, including delaying or preventing foreclosures or forcing the modification of certain mortgages.
 Federal legislation has also been proposed which, among other things, could hinder the ability of a servicer to foreclose promptly on defaulted residential loans, and which could result in servicers being held responsible for violations in the residential loan origination process. Certain mortgage lenders and third-party servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan modification programs relating to loans they hold or service. These federal, state and local legislative or regulatory actions that result in modifications of our outstanding mortgages, or interests in mortgages acquired by us either directly through consolidated trusts or through our investments in residential MBS, may adversely affect the value of, and returns on, such investments. Mortgage servicers may be incented by the Federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgages. As a consequence of the foregoing matters, our business, financial condition, results of operations and ability to pay dividends, if any, to our stockholders may be adversely affected.

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

Although the U.S. Government has undertaken several measures to support the positive net worth of Fannie Mae and Freddie Mac since the financial crisis of 2007-2008, there is no guarantee of continuing capital support if such support were to become necessary.  These uncertainties lead to questions about the availability of, and trading market for, Agency MBS.  Despite the steps taken by the U.S. Government, Fannie Mae and Freddie Mac could default on their guarantee obligations which would materially and adversely affect the value of our Agency MBS.  Accordingly, if these government actions are inadequate in the future and the GSEs were to suffer losses, be significantly reformed, or cease to exist (as discussed below), our business, operations and financial condition could be materially and adversely affected.

In addition, the problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans.  In 2011, the Obama administration proposed a plan to wind down the GSEs, and both houses of Congress have considered legislation to reform the GSEs, their functions and their missions. President Trump’s Secretary of the Treasury has made comments indicating that housing finance reform may be on the agenda for the Trump administration, but no detailed proposals have yet been put forth. The future roles of Fannie Mae and Freddie Mac may be reduced (perhaps significantly) and the nature of their guarantee obligations could be limited relative to historical measurements.  Alternatively, it is still possible that Fannie Mae and Freddie Mac could be dissolved entirely or privatized, and, as mentioned above, the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market.  Any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, operations and financial condition.  If Fannie Mae or Freddie Mac were to be eliminated, or their structures were to change radically (in particular a limitation or removal of the guarantee obligation), we could be unable to acquire additional Agency MBS and our existing Agency MBS could be materially and adversely impacted.

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

Rapid changes in the values of our residential mortgage investments and other assets may make it more difficult for us to maintain our qualification as a REIT or exemption from registration under the Investment Company Act.
If the market value or income potential of our MBS, residential mortgage investments and other assets declines as a result of increased interest rates, prepayment rates or other factors, we may need to increase certain real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from registration under the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty could be exacerbated by the illiquid nature of certain investments. We might have to make investment decisions that we otherwise would not make absent our REIT qualification and Investment Company Act considerations. (See “Regulatory Risk and Risks Related to the Investment Company Act of 1940” and “Risks Related to Our Taxation as a REIT and the Taxation of Our Assets.”)

Our ability to sell REO on terms acceptable to us or at all may be limited.
REO properties are illiquid relative to other assets we own. Furthermore, real estate markets are affected by many factors that are beyond our control, such as general and local economic conditions, availability of financing, interest rates and supply and demand. We cannot predict whether we will be able to sell any REO for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of an REO. In certain circumstances, we may be required to expend cash to correct defects or to make improvements before a property can be sold, and we cannot assure that we will have cash available to correct defects or make improvements. As a result, our ownership of REOs could materially and adversely affect our liquidity and results of operations.

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

With respect to Agency MBS, we have, at times, purchased securities that have a higher coupon rate than the prevailing market interest rates.  In exchange for a higher coupon rate, we typically pay a premium over par value to acquire such securities.  In accordance with U.S. GAAP, we amortize premiums on our MBS over the life of the related MBS.  If the underlying mortgage loans securing these securities prepay at a more rapid rate than anticipated, we will be required to amortize the related premiums on an accelerated basis, which could adversely affect our profitability.  Defaults on the mortgages underlying Agency MBS typically have the same effect as loan prepayments because of the underlying Agency guarantee. As of December 31, 2016, we had net purchase premiums on our Agency MBS of $135.1 million (or 3.8% of current par value) and net purchase discounts on our Non-Agency MBS of $972.4 million (or 15.7% of current par value).

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

Our business strategy involves the use of borrowing or “leverage.”  Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our residential mortgage investments and use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets.  Although we are not required to maintain any particular debt-to-equity ratio, certain of our borrowing agreements contain provisions requiring us not to have a debt-to-equity ratio exceeding specified levels.  Future increases in the amount by which the collateral value is required to contractually exceed the repurchase transaction loan amount, decreases in the market value of our residential mortgage investments, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal.  The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets.  If the interest income on the residential mortgage investments that we have purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations.  Such losses could be significant as a result of our leveraged structure.  The use of leverage to finance our residential mortgage investments involves a number of other risks, including, among other things, the following:

•
Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability and liquidity.  As of December 31, 2016, we had amounts outstanding under repurchase agreements with 31 separate lenders.  A material adverse development involving one or more major financial institutions or the financial markets in general could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether.  Because all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability.  Furthermore, if a number of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales, particularly under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our residential mortgage investments were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings. In addition, uncertainty in the global finance market and weak economic conditions in Europe, including as a result of the United Kingdom’s decision to exit from the European Union (commonly referred to as “Brexit”), could cause the conditions described above to have a more pronounced affect on our European counterparties.

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

•
If we are unable to renew our borrowings at acceptable interest rates, it may force us to sell assets under adverse market conditions, which may materially adversely affect our liquidity and profitability.  Since we rely primarily on borrowings under repurchase agreements to finance our residential mortgage investments, our ability to achieve our investment objectives depends on our ability to borrow funds in sufficient amounts and on acceptable terms, and on our ability to renew or replace maturing borrowings on a continuous basis.  Our repurchase agreement credit lines are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms.  Our ability to enter into repurchase transactions in the future will depend on the market value of our residential mortgage investments pledged to secure the specific borrowings, the availability of acceptable financing and market liquidity and other conditions existing in the lending market at that time.  If we are not able to renew or replace maturing borrowings, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales, particularly under adverse market conditions could result in lower sales prices than ordinary market sales made in the normal course of business.  If our residential mortgage investments were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could materially adversely affect our earnings.

•
A decline in the market value of our assets may result in margin calls that may force us to sell assets under adverse market conditions, which may materially adversely affect our liquidity and profitability.  In general, the market value of our residential mortgage investments is impacted by changes in interest rates, prevailing market yields and other market conditions, including home prices  A decline in the market value of our residential mortgage investments may limit our ability to borrow against such assets or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value, under our repurchase agreements.  Posting additional collateral or cash to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could materially adversely affect our business.  As a result, we could be forced to sell a portion of our assets, including MBS in an unrealized loss position, in order to maintain liquidity.

•
If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses.  When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders.  Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties in light of recent market conditions.  Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets.  At December 31, 2016, we had greater than 5% stockholders’ equity at risk to the following repurchase agreement counterparties: Wells Fargo (approximately 12.8%), RBC (approximately 9.0%), Goldman Sachs (approximately 7.0%), Credit Suisse (approximately 6.3%) and UBS (approximately 5.5%).

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

Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings.  We rely primarily on borrowings under repurchase agreements to finance the acquisition of residential mortgage investments, which have longer-term contractual maturities.  Even though the majority of our investments have interest rates that adjust over time based on changes in corresponding interest rate indexes, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our investments.  In general, if the interest expense on our borrowings increases relative to the interest income we earn on our investments, our profitability may be materially adversely affected, including due to the following reasons:

•
Changes in interest rates, cyclical or otherwise, may materially adversely affect our profitability.  Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control.  In general, we finance the acquisition of our investments through borrowings in the form of repurchase transactions, which exposes us to interest rate risk on the financed assets.  The cost of our borrowings is based on prevailing market interest rates.  Because the terms of our repurchase transactions typically range from one to six months at inception, the interest rates on our borrowings generally adjust more frequently (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) than the interest rates on our investments.  During a period of rising interest rates, our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin.  The severity of any such decline would depend on our asset/liability composition, including the impact of hedging transactions, at the time as well as the magnitude and period over which interest rates increase.  Further, an increase in short-term interest rates could also have a negative impact on the market value of our residential mortgage investments.  If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

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

•
Adjustments of interest rates on our borrowings may not be matched to interest rate indexes on our MBS.  In general, the interest rates on our repurchase transactions are based on LIBOR, while the interest rates on our ARM-MBS may be indexed to LIBOR or CMT rate.  Accordingly, any increase in LIBOR relative to one-year CMT rates will generally result in an increase in our borrowing costs that is not matched by a corresponding increase in the interest earned on our ARM-

MBS tied to these other index rates.  Any such interest rate index mismatch could adversely affect our profitability, which may negatively impact our distributions to stockholders.

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

Certain of our current lenders require, and future lenders may require, us to enter into restrictive covenants relating to our operations.
The various agreements pursuant to which we borrow money to finance our residential mortgage investments generally include customary representations, warranties and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each master repurchase or loan agreement, typical supplemental terms include requirements of minimum equity, leverage ratios and performance triggers relating to a decline in equity or net income over a period of time. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we could be in default under the affected agreements and those lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain of our financing agreements contain cross-default or cross-acceleration provisions, so that if a default or acceleration of indebtedness occurs under any one agreement, the lenders under our other agreements could also declare a default. Further, under our agreements, we are typically required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities, loans or cash.
 Future lenders may impose similar or additional restrictions and other covenants on us. If we fail to meet or satisfy any of these covenants, we could be in default under these agreements, and our lenders could elect to declare outstanding amounts due and payable, require the posting of additional collateral and enforce their interests against then-existing collateral. We could also be subject to cross-default and acceleration rights and, with respect to collateralized debt, the posting of additional collateral and foreclosure rights upon default. Further, this could also make it difficult for us to satisfy the qualification requirements necessary to maintain our status as a REIT for U.S. federal income tax purposes.

Amendments to the Federal Home Loan Bank membership regulations that require us to terminate our membership with the FHLB could adversely affect our ability to finance our operations.
Our captive insurance subsidiary, MFA Insurance, is a member of the Federal Home Loan Bank of Des Moines (or FHLB Des Moines) and, until January 2017, obtained advances from the FHLB Des Moines in the form of secured borrowings. On January 12, 2016, the FHFA amended its regulations governing FHLB membership. The amendments exclude captive insurers from the definition of “insurance company,” making MFA Insurance ineligible for FHLB membership, and, MFA Insurance’s membership with the FHLB Des Moines will terminate February 19, 2017. MFA Insurance is also required to repay all advances from the FHLB Des Moines by such date, and it did so in January 2017. During the period of its membership, MFA Insurance used its borrowing capacity with the FHLB Des Moines to obtain advances at competitive rates. There can be no assurance that we will be able to replace the borrowing capacity provided by the FHLB Des Moines on terms as favorable as those received from such institution, which could affect our ability to finance our assets and our results of operations.

Risks Associated With Adverse Developments in the Mortgage Finance and Credit Markets and Financial Markets Generally

Market conditions for mortgages and mortgage-related assets as well as the broader financial markets may materially adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally.  Significant adverse changes in financial market conditions leading to the forced sale of large quantities of mortgage-related and other financial assets, would result in significant volatility in the market for mortgages and mortgage-related assets and potentially significant losses for ourselves and certain other market participants.  In addition, concerns over actual or anticipated low economic growth rates higher levels of unemployment or uncertainty regarding future U.S. monetary policy (particularly in light of the new presidential administration and related uncertainties) may contribute to increased interest rate volatility.   Declines in the value of our investments, or perceived market uncertainty about their value, may make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Additionally, increased volatility and/or deterioration in the broader residential mortgage and MBS markets could materially adversely affect the performance and market value of our investments.

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

In addition, the U.S. Government, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to continue to address the fallout from the 2007-2008 financial and credit crisis domestically and internationally.  International financial regulators are examining standard setting for systemically significant entities, such as those considered by the Third Basel Accords (Basel III) to be incorporated by domestic entities. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition.

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

Several of our financing counterparties are European banks (or their U.S. based subsidiaries) that, have provided financing to us, particularly repurchase agreement financing for the acquisition of residential mortgage assets.  If European banks and financial institutions experienced a deterioration in financial condition, there is the possibility that this would also negatively affect the operations of their U.S. banking subsidiaries.  This risk could be more pronounced in light of Brexit. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

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

We conduct our operations so that neither we nor any of our subsidiaries are required to register as an investment company under the Investment Company Act. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. Government securities and cash items) on an unconsolidated basis (i.e., the 40% Test). Excluded from the term “investment securities” are, among other things, U.S. Government securities and securities issued by majority-owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company for private funds set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act.

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

If the value of securities issued by our subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we own, exceeds 40% of our adjusted total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so or (c) to register as an investment company under the Investment Company Act, any of which could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

We expect that our subsidiaries that invest in residential mortgage loans (whether through a consolidated trust or otherwise) will rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of each of these subsidiaries’ assets be comprised of qualifying real estate assets and at least 80% of each of their portfolios be comprised of qualifying real estate assets and real estate-related assets under the Investment Company Act. Mortgage loans that were fully and exclusively secured by real property are generally qualifying real estate assets for purposes of the exemption. All or substantially all of our residential mortgage loans are fully and exclusively secured by real property with a loan-to-value ratio of less than 100%. As a result, we believe our residential mortgage loans that are fully and exclusively secured by real property meet the definition of qualifying real estate assets. To the extent we own any residential mortgage loans with a loan-to-value ratio of greater than 100%, we intend to classify, depending on guidance from the SEC staff, only the portion of the value of such loans that does not exceed the value of the real estate collateral as qualifying real estate assets and the excess as real estate-related assets.

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

To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the exceptions we and our subsidiaries rely on from registration under the Investment Company Act, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

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

As indicated above, from time to time we enter into Swaps. Entities entering into Swaps are exposed to credit losses in the event of non-performance by counterparties to these transactions. The CFTC issued new rules that became effective in October 2012 regarding Swaps under the authority granted to it pursuant to the Dodd-Frank Act. Although the new rules do not directly affect the negotiations and terms of individual Swap transactions between counterparties, they do require that the clearing of all Swap transactions through registered derivatives clearing organizations, or swap execution facilities, through standardized documents under which each Swap counterparty transfers its position to another entity whereby the centralized clearinghouse effectively becomes the counterparty to each side of the Swap. It is the intent of the Dodd-Frank Act that the clearing of Swaps in this manner is designed to avoid concentration of swap risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members. In addition to greater initial and periodic margin (collateral) requirements and additional transaction fees both by the swap execution facility and the clearinghouse, the Swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation, and regulation could adversely affect our business and results of operations. Additionally, for all Swaps we entered into prior to June 2013, we are not required to clear them through the central clearinghouse and these Swaps are still subject to the risks of non-performance by any of the individual counterparties with whom we entered into these transactions. If the Swap counterparty cannot perform under the terms of a Swap, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the Swap, and the hedged liability would cease to be hedged by the Swap. We may also be at risk for any collateral we have pledged to secure our obligation under the Swap if the counterparty becomes insolvent or files for bankruptcy. Default by a party with whom we enter into a hedging transaction may result in a loss and force us to cover our commitments, if any, at the then-current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that there will always be a liquid secondary market that will exist for hedging instruments purchased or sold and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

We have elected to qualify as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code) related to REIT qualification.  Accordingly, we will not be subject to U.S. federal income tax to the extent we distribute 100% of our REIT taxable income (which is generally our taxable income, computed without regard to the dividends paid deduction, any net income from prohibited transactions, and any net income from foreclosure property) to stockholders within the timeframe permitted under the Code and provided that we comply with certain income, asset ownership and other tests applicable to REITs.  We believe that we currently meet all of the REIT requirements and intend to continue to qualify as a REIT under the provisions of the Code.  Many of the REIT requirements however are highly technical and complex.  The determination of whether we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve interpretation.  For example, if we are to qualify as a REIT, annually at least 75% of our gross income must come from, among other sources, interest on obligations secured by mortgages on real property or interests in real property, gain from the disposition of real property, including mortgages or interests in real property (other than sales or dispositions of real property, including mortgages on real property, or securities that are treated as mortgages on real property, that we hold primarily for sale to customers in the ordinary course of a trade or business (i.e., prohibited transactions)), dividends or other distributions on, and gains from the disposition of shares in other REITs, commitment fees received for agreements to make real estate loans and certain temporary investment income.  In addition, the composition of our assets must meet certain requirements at the close of each quarter.  There can be no assurance that we will be able to satisfy these or other requirements or that the Internal Revenue Service (or IRS) or a court would agree with any conclusions or positions we have taken in interpreting the REIT requirements.

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

To maintain our qualification as a REIT, we must distribute at least 90% of our REIT taxable income (determined without regard to the dividends paid deduction and excluding any net capital gain) to our stockholders within the timeframe permitted under the Code.  We generally must make these distributions in the taxable year to which they relate, or in the following taxable year if declared before we timely (including extensions) file our tax return for the year and if paid with or before the first regular dividend payment after such declaration.  To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal income tax on our undistributed taxable income at regular corporate income tax rates. In addition, if we should fail to distribute during each calendar year at least the sum of (a) 85% of our REIT ordinary income for such year, (b) 95% of our REIT capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (x) the amounts actually distributed, plus (y) the amounts of income we retained and on which we have paid corporate income tax.

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

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be required to pay certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory (i.e., prohibited transactions tax) we may hold some of our assets through TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would reduce our operating cash flow and thus our cash available for distribution to our stockholders.

If our foreign TRS is subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to pay its creditors and distribute to us.

There is a specific exemption from regular U.S. federal income tax for non-U.S. corporations that restrict their activities in the United States to trading stock and securities (or any activity closely related thereto) for their own account, whether such trading (or such other activity) is conducted by the corporation or its employees through a resident broker, commission agent, custodian or other agent. We intend that our foreign TRS will rely on that exemption or otherwise operate in a manner so that it will not be subject to regular U.S. federal income tax on its net income at the entity level. If the IRS succeeded in challenging that tax treatment, it would greatly reduce the amount that the foreign TRS would have available to pay to its creditors and to distribute to us. In addition, even if our foreign TRS qualifies for that exemption, it may nevertheless be subject to U.S. federal withholding tax on certain types of income.

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

Our ownership of and relationship with any TRS which we may form or acquire will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 25% of the value of a REIT's total assets (or 20% beginning in calendar year 2018) may consist of stock or securities of one or more TRSs. A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. Any domestic TRS that we may form will pay federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

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

The tax on prohibited transactions may limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans in a manner that was treated as a sale of the loans for U.S. federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose to engage in certain sales of loans through a TRS and not at the REIT level, and we may be limited as to the structures we are able to utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes.  The real estate mortgage investment conduit (or REMIC) provisions of the Code generally provide that REMICs are the only form of pass-through entity permitted to issue debt obligations with two or more maturities if the payments on those obligations bear a relationship to the mortgage obligations held by such entity.  If we engage in a non-REMIC securitization transaction, directly or indirectly through a QRS, in which the assets held by the securitization vehicle consist largely of mortgage loans or MBS, in which the securitization vehicle issues to investors two or more classes of debt instruments that have different maturities, and in which the timing and amount of payments on the debt instruments is determined in large part by the amounts received on the mortgage loans or MBS held by the securitization vehicle, the securitization vehicle will be a taxable mortgage pool.  As long as we or another REIT hold a 100% interest in the equity interests in a taxable mortgage pool, either directly, or through a QRS, the taxable mortgage pool will not be subject to tax.  A portion of the income that we realize with respect to the equity interest we hold in a taxable mortgage pool will, however, be considered to be excess inclusion income and, as a result, a portion of the dividends that we pay to our stockholders will be considered to consist of excess inclusion income.  Such excess inclusion income is treated as unrelated business taxable income (or UBTI) for tax-exempt stockholders, is subject to withholding for foreign stockholders (without the benefit of any treaty reduction), and is not subject to reduction by net operating loss carryovers.

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

Generally, the cumulative net income we report over the life of an asset will be the same for GAAP and tax purposes, although the timing of this income recognition over the life of the asset could be materially different.  Differences exist in the accounting for GAAP net income and REIT taxable income which can lead to significant variances in the amount and timing of when income and losses are recognized under these two measures.  Due to these differences, our reported GAAP financial results could materially differ from our determination of REIT taxable income and our dividend distribution requirements, and, therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.

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

We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

Some of the debt instruments that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made. If such debt instruments turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

In addition, we may acquire debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding instrument are “significant modifications” under the applicable Treasury regulations, the modified instrument will be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified instrument exceeds our adjusted tax basis in the unmodified instrument, even if the value of the instrument or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for U.S. federal income tax purposes.

Finally, in the event that any debt instruments acquired by us are delinquent as to mandatory principal and interest payments, or in the event payments with respect to a particular instrument are not made when due, we may nonetheless be required to continue to recognize the unpaid interest as taxable income as it accrues, despite doubt as to its ultimate collectability. Similarly, we may be required to accrue interest income with respect to debt instruments at its stated rate regardless of whether corresponding cash payments are received or are ultimately collectible. In each case, while we would in general ultimately have an offsetting loss deduction available to us when such interest was determined to be uncollectible, the utility of that deduction could depend on our having taxable income in that later year or thereafter.

For these and other reasons, we may have difficulty making distributions sufficient to maintain our qualification as a REIT or avoid corporate income tax and the 4% excise tax in a particular year.

Dividends paid by REITs do not qualify for the reduced tax rates.

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

In addition, according to publicly released statements, a top legislative priority of the Trump administration and of the current Congress may be significant reform of the Code, including significant changes to taxation of business entities. At present, both the timing and the details of any such tax reform and the impact of any potential tax reform on an investment in our Company are unclear. We cannot assure you that any such changes will not adversely affect the taxation of a stockholder.

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

We are dependent on information systems and their failure (including in connection with cyber attacks) could significantly disrupt our business.

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

We operate in a highly competitive market for investment opportunities.  Our profitability depends, in large part, on our ability to acquire MBS or other investments at favorable prices.  In acquiring our investments, we compete with a variety of institutional investors, including other REITs, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions.  Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do.  Some competitors may have a lower cost of funds and access to funding sources that are not available to us.  Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exemption from the Investment Company Act similar to ours.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish additional business relationships than us.  Furthermore, government or regulatory action and competition for investment securities of the types and classes which we acquire may lead to the price of such assets increasing, which may further limit our ability to generate desired returns.  We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  Also, as a result of this competition, desirable investments may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.         Properties.

Office Leases

We pay monthly rent pursuant to two operating leases.  Our lease for our corporate headquarters in New York, New York extends through May 31, 2020.  The lease provides for aggregate cash payments ranging over time of approximately $2.5 million per year, paid on a monthly basis, exclusive of escalation charges.  In addition, as part of this lease agreement, we have provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that we default under certain terms of the lease.  In addition, we have a lease through December 31, 2021, for our off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, lease payments totaling approximately $32,000, annually.

Item 3.         Legal Proceedings.

There are no material legal proceedings to which we are a party or to which any of our assets are subject.

Item 4.         Mine Safety Disclosures.

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol “MFA.”  On February 10, 2017, the last sales price for our common stock on the New York Stock Exchange was $8.06 per share.  The following table sets forth the high and low sales prices per share of our common stock during each calendar quarter for the years ended December 31, 2016 and 2015:

	2016		2015
Quarter Ended	High	Low	High	Low
March 31	$6.98	$5.61	$8.22	$7.68
June 30	7.38	6.69	8.04	7.39
September 30	7.86	7.21	7.80	5.78
December 31	8.05	7.03	7.17	6.17

Holders

As of February 10, 2017, we had 584 registered holders of our common stock.  Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock.  We have paid full cumulative dividends on our preferred stock on a quarterly basis through December 31, 2016.  We have historically declared cash dividends on our common stock on a quarterly basis.  During 2016 and 2015, we declared total cash dividends to holders of our common stock of $297.0 million ($0.80 per share) and $296.4 million ($0.80 per share), respectively.  In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the years ended December 31, 2016 and 2015, a portion of our dividends were deemed to be capital gains. For the year ended December 31, 2014, our common stock dividends were characterized as ordinary income to stockholders.  (For additional dividend information, see Notes 12(a) and 12(b) to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

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

We declared and paid the following dividends on our common stock during the years 2016 and 2015:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share
2016	December 14, 2016	December 28, 2016	January 31, 2017	$0.20	(1)
	September 15, 2016	September 28, 2016	October 31, 2016	0.20
	June 14, 2016	June 28, 2016	July 29, 2016	0.20
	March 11, 2016	March 28, 2016	April 29, 2016	0.20

2015	December 9, 2015	December 28, 2015	January 29, 2016	$0.20
	September 17, 2015	September 29, 2015	October 30, 2015	0.20
	June 15, 2015	June 29, 2015	July 31, 2015	0.20
	March 13, 2015	March 27, 2015	April 30, 2015	0.20

(1)	At December 31, 2016, the Company had accrued dividends and dividend equivalents payable of $74.7 million related to the common stock dividend declared on December 14, 2016.

Dividends are declared and paid at the discretion of our Board and depend on our cash available for distribution, financial condition, ability to maintain our qualification as a REIT, and such other factors that our Board may deem relevant.  We have not established a minimum payout level for our common stock.  (See Part I, Item 1A., “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends.)

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

We did not repurchase any shares of our common stock under the Repurchase Program during the years ended December 31, 2016 and 2015.

We engaged in no share repurchase activity during the fourth quarter of 2016 pursuant to the Repurchase program.  We did, however, withhold restricted shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or restricted stock units (or RSUs).  The following table presents information with respect to (i) such withheld restricted shares, and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
October 1-31, 2016:
Repurchase Program (2)	—	$—	—	6,616,355
Employee Transactions (3)	—	—	N/A	N/A
November 1-30, 2016:
Repurchase Program (2)	—	—	—	6,616,355
Employee Transactions (3)	—	—	N/A	N/A
December 1-31, 2016:
Repurchase Program (2)	—	—	—	6,616,355
Employee Transactions (3)	270,095	7.67	N/A	N/A
Total Repurchase Program (2)	—	$—	—	6,616,355
Total Employee Transactions (3)	270,095	$7.67	N/A	N/A

(1)	Includes brokerage commissions.

(2)	As of December 31, 2016, we had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.

(3)	Our Equity Plan provides that the value of the shares delivered or withheld be based on the price of our common stock on the date the relevant transaction occurs.

Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 on a monthly basis and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase.  Computershare Shareowner Services LLC is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and who want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and who want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent. During the years ended 2016 and 2015, we issued 653,793 and 162,373 shares of common stock through the DRSPP generating net proceeds of approximately $4.7 million and $1.2 million, respectively.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2015, we adopted the Equity Plan, as approved by our stockholders.  The Equity Plan amended and restated our 2010 Equity Compensation Plan. (For a description of the Equity Plan, see Note 14(a) to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.)

The following table presents certain information with respect to our equity compensation plans as of December 31, 2016:

Award (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
RSUs	2,058,099
Total	2,058,099		(2)	8,162,746	(3)

(1)  All equity based compensation is granted pursuant to plans that have been approved by our stockholders.
(2)  A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price.  At December 31, 2016, 911,318 RSUs were vested, 576,781 RSUs were subject to time based vesting and 570,000 RSUs will vest subject to achieving a market condition.
(3) Number of securities remaining available for future issuance under equity compensation plans excludes RSUs presented in the table and 28,968 shares of restricted stock, which were issued and outstanding at December 31, 2016.

Item 6.  Selected Financial Data.

Our selected financial data set forth below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes, included under Item 8 of this Annual Report on Form 10-K.

	At or/For the Year Ended December 31,
(Dollars in Thousands, Except per Share Amounts)	2016	2015	2014	2013	2012

Operating Data:
Interest Income	$457,169	$492,143	$463,817	$482,940	$499,157
Interest expense	(193,355)	(176,948)	(159,808)	(164,013)	(171,670)
Net impairment losses recognized in earnings (1)	(485)	(705)	—	—	(1,200)
Net gain on residential whole loans held at fair value	59,684	17,722	116	—	—
Gain on sales of MBS and U.S. Treasury securities, net (2)	35,837	34,900	37,497	25,825	9,001
Unrealized net gains and net interest income from Linked Transactions	—	—	17,092	3,225	12,610
Other income/(loss), net	13,802	(1,457)	80	(7,298)	10
Operating and other expense	(59,984)	(52,429)	(45,290)	(37,970)	(41,069)
Net income	$312,668	$313,226	$313,504	$302,709	$306,839
Preferred stock dividends	15,000	15,000	15,000	13,750	8,160
Issuance costs of redeemed preferred stock (3)	—	—	—	3,947	—
Net income available to common stock and participating securities	$297,668	$298,226	$298,504	$285,012	$298,679
Earnings per share — basic and diluted	$0.80	$0.80	$0.81	$0.78	$0.83
Dividends declared per share of common stock (4)	$0.80	$0.80	$0.80	$1.64	$0.88
Dividends declared per share of preferred stock (5)	$1.875	$1.875	$1.875	$2.136	$2.125

Balance Sheet Data:
MBS and CRT securities	$9,969,163	$11,356,643	$10,762,622	$11,371,358	$12,607,625
Residential whole loans, at carrying value	590,540	271,845	207,923	—	—
Residential whole loans, at fair value	814,682	623,276	143,472	—	—
Cash and cash equivalents	260,112	165,007	182,437	565,370	401,293
Linked Transactions	—	—	398,336	28,181	12,704
Total assets	12,484,022	13,162,551	12,354,242	12,469,379	13,509,494
Repurchase agreements and other advances	8,687,268	9,387,622	8,267,388	8,339,297	8,752,472
Securitized debt	—	21,868	110,072	363,676	638,760
Swaps (in a liability position)	46,954	70,526	62,198	28,217	63,034
Total liabilities	9,450,120	10,195,290	9,150,970	9,327,128	10,198,488
Preferred stock, liquidation preference	200,000	200,000	200,000	200,000	96,000
Total stockholders’ equity	3,033,902	2,967,261	3,203,272	3,142,251	3,311,006

Other Data:
Average total assets	$12,836,580	$13,669,055	$12,542,584	$13,192,285	$12,942,171
Average total stockholders’ equity	$2,965,570	$3,129,461	$3,230,932	$3,262,458	$2,945,687
Return on average total assets (6)	2.32%	2.18%	2.38%	2.16%	2.31%
Return on average total stockholders’ equity (7)	10.54%	10.01%	9.70%	9.28%	10.42%
Total average stockholders’ equity to total average assets (8)	23.10%	22.89%	25.75%	24.73%	22.76%
Dividend payout ratio (9)	1.00	1.00	0.99	1.10	1.06
Book value per share of common stock (10)	$7.62	$7.47	$8.12	$8.06	$8.99

(1)	Reflects OTTI recognized through earnings related to Non-Agency MBS.

(2)
2016:  We sold Non-Agency MBS for $85.6 million, realizing gross gains of $35.8 million. 2015:  We sold Non-Agency MBS for $70.7 million, realizing gross gains of $34.9 million. 2014:  We sold Non-Agency MBS for $123.9 million, realizing gross gains of $37.5 million.  2013: We sold Non-Agency MBS for $152.6 million, realizing gross gains of $25.8 million and sold U.S. Treasury securities for $422.2 million, realizing net losses of approximately $24,000. 2012:  We sold Agency MBS for $168.9 million, realizing gross gains of $9.0 million.

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

At December 31, 2016, we had total assets of approximately $12.5 billion, of which $9.6 billion, or 76.6%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $3.7 billion of Agency MBS and $5.8 billion of Non-Agency MBS which includes $3.2 billion of Legacy Non-Agency MBS and $2.7 billion of MBS that are primarily structured with a contractual coupon step-up feature where the coupon increases up to 300 basis points at 36 months from issuance or sooner (or 3 Year Step-up securities). These 3 Year Step-up securities are primarily backed by securitized re-performing and non-performing loans. In addition, at December 31, 2016, we had approximately $1.4 billion in residential whole loans acquired through our consolidated trusts, which represented approximately 11.3% of our total assets. Our remaining investment-related assets were primarily comprised of collateral obtained in connection with reverse repurchase agreements, cash and cash equivalents (including restricted cash), CRT securities, REO, MBS-related receivables, and derivative instruments.

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

Our investments in residential mortgage assets expose us to credit risk, generally meaning that we are subject to credit losses due to the risk of delinquency, default and foreclosure on the underlying real estate collateral.  (See Part I, Item 1A., “Risk Factors - Credit and Other Risks Related to our Investments”, of this Annual Report on Form 10-K.) We believe the discounted purchase prices paid on certain of these investments mitigate our risk of loss in the event that, as we expect on most such investments, we receive less than 100% of the par value of these investments. Our investment process for credit sensitive assets focuses primarily on quantifying and pricing credit risk.

The table below presents the composition of our MBS portfolios with respect to repricing characteristics as of December 31, 2016:

	December 31, 2016
Underlying Mortgages	Agency MBS Fair Value (1)	Non-Agency MBS Fair Value (2)	Total MBS (1)(2)	Percent of Total
(In Thousands)
Hybrids in contractual fixed-rate period	$918,371	$138,583	$1,056,954	15.3%
Hybrids in adjustable period	1,323,356	1,954,578	3,277,934	47.5
15-year fixed rate	1,439,461	5,856	1,445,317	20.9
Greater than 15-year fixed rate	—	1,032,276	1,032,276	14.9
Floaters	54,705	39,832	94,537	1.4
Total	$3,735,893	$3,171,125	$6,907,018	100.0%

(1)  Does not include principal payments receivable in the amount of $2.6 million.
(2) Does not reflect $2.7 billion of 3 Year Step-up securities, which are securitized financial instruments primarily backed by both fixed rate and hybrid re-performing and non-performing loans. These deal structures contain a step-up feature where the coupon increases up to 300 basis points at 36 months from issuance or sooner.

As of December 31, 2016, approximately $3.5 billion, or 51.2%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $3.4 billion, or 48.8%, was in its contractual adjustable-rate period, or were floating rate MBS with interest rates that reset monthly.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.

Premiums arise when we acquire MBS at a price in excess of the principal balance of the mortgages securing such MBS (i.e., par value).  Conversely, discounts arise when we acquire MBS at a price below the principal balance of the mortgages securing such MBS or acquire residential whole loans at a price below the principal balance of the mortgage.  Premiums paid on our MBS are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums, which are primarily carried on our Agency MBS and certain CRT securities, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the internal rate of return (or IRR)/interest income earned on such assets.

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Legacy Non-Agency MBS may differ significantly.  For the year ended December 31, 2016, our Agency MBS portfolio experienced a weighted average CPR of 14.4%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 15.6%. For the year ended December 31, 2015, our Agency MBS portfolio experienced a weighted average CPR of 13.2%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 14.1%. Over the last consecutive eight quarters, ending with December 31, 2016, the monthly weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 17.0% experienced during the month ended September 30, 2016 to a low of 10.4%, experienced during the month ended March 31, 2015, with an average CPR over such quarters of 14.2%.

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

It is our business strategy to hold our residential mortgage assets as long-term investments.  On at least a quarterly basis, excluding investments for which the fair value option has been elected or for which specialized loan accounting is otherwise applied, we assess our ability and intent to continue to hold each asset and, as part of this process, we monitor our MBS and CRT securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of these securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At December 31, 2016, we had net unrealized gains of $19.5 million on our Agency MBS, comprised of gross unrealized gains of $50.7 million and gross unrealized losses of $31.2 million, and net unrealized gains on our Non-Agency MBS of $591.6 million, comprised of gross unrealized gains of $596.8 million and gross unrealized losses of $5.2 million.  At December 31, 2016, we did not intend to sell any of our MBS or CRT securities that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our residential mortgage assets. Our residential mortgage investments have longer-term contractual maturities than our borrowings under repurchase agreements. Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at December 31, 2016 were comprised of Swaps.

Our Swap derivative instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  Our Swaps do not extend the maturities of our repurchase agreements; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During 2016, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $150.0 million and a weighted average fixed-pay rate of 1.03% amortize and/or expire.  At December 31, 2016, we had Swaps designated in hedging relationships with an aggregate notional amount of $2.9 billion with a weighted average fixed-pay rate of 1.87% and a weighted average variable interest rate received of 0.72%.

Recent Market Conditions and Our Strategy

During 2016, we continued to invest in residential mortgage assets, including both MBS, CRT securities and, through consolidated trusts, residential whole loans.  At December 31, 2016, our MBS portfolio was approximately $9.6 billion compared to $11.2 billion at December 31, 2015. At December 31, 2016, our total investment in residential whole loans was $1.4 billion compared to $895.1 million at December 31, 2015.

At December 31, 2016, $5.8 billion, or 60.9% of our MBS portfolio was invested in Non-Agency MBS. During the year ended December 31, 2016, the fair value of our Non-Agency MBS holdings decreased by $595.0 million. The primary components of the change during the year in these Non-Agency MBS include $2.3 billion of principal repayments and other principal reductions and the sale of Non-Agency MBS with a fair value of $85.6 million partially offset by $1.7 billion of purchases (at a weighted average purchase price of 99.3%), and an increase reflecting Non-Agency MBS price changes of $55.2 million.

At December 31, 2016, $3.7 billion, or 39.1% of our MBS portfolio was invested in Agency MBS.  During the year ended 2016, the fair value of our Agency MBS decreased by $1.0 billion. This was due to $967.5 million of principal repayments, $36.9 million of premium amortization and a $9.3 million decrease in net unrealized gains.

In this low interest rate environment, we continue to invest in more credit sensitive, less interest sensitive residential mortgage assets. During the year ended December 31, 2016, we purchased, through consolidated trusts, approximately $659.4 million of residential whole loans with an unpaid principal balance of approximately $810.4 million. At December 31, 2016, our total recorded investment in residential whole loans was $1.4 billion. Of this amount, $590.5 million is presented as residential whole loans at carrying value and $814.7 million as residential whole loans at fair value in our consolidated balance sheets. For the year ended December 31, 2016, we recognized approximately $23.9 million of income on residential whole loans held at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 6.13% (excluding servicing costs). In addition, we recorded a net gain on residential whole loans held at fair value of $59.7 million in Other Income, net in our consolidated statements of operations for the year ended December 31, 2016.

During 2016 we purchased $194.9 million of CRT securities, which are debt obligations issued by Fannie Mae and Freddie Mac. At December 31, 2016, our investments in these securities totaled $404.9 million.

We currently expect to continue to seek more credit sensitive, less interest rate sensitive residential mortgage assets during 2017, including residential whole loans Non-Agency MBS and CRT securities. In order to achieve our current investment strategy, interest rate sensitive Agency MBS may continue to run off without reinvestment in this asset class.

Our book value per common share was $7.62 as of December 31, 2016. Book value per common share increased from $7.47 as of December 31, 2015 due primarily to the impact of fair value changes of Legacy Non-Agency MBS, CRT securities and Swaps, partially offset by a decline in fair value changes on our Agency MBS and the impact of discount accretion income on Legacy Non-Agency MBS that was recognized and declared as dividends during the year.

At the end of 2016, the average coupon on mortgages underlying our Agency MBS was slightly higher compared to the end of 2015, due to upward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio increased to 2.82% for 2016 from 2.78% for 2015.  The net Agency MBS yield decreased to 1.95% for 2016, from 2.00% for 2015 primarily due to an increase in premium amortization as a result of higher CPRs in 2016 compared to 2015.  The net yield for our Legacy Non-Agency MBS portfolio was 7.90% for 2016 compared to 7.62% for 2015.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the impact of the cash proceeds received during 2016 in connection with the settlements of litigation related to certain Countrywide and Citigroup sponsored residential mortgage backed securitization trusts and the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases, in the current and prior year. The net yield for our 3 Year Step-up securities portfolio was 3.90% for the year ended December 31, 2016 compared to 3.68% for the year ended December 31, 2015.  The increase in the net yield on this portfolio is primarily due to the addition of higher yielding securities during 2016 and the impact of redemptions during 2016 of certain securities that had been previously purchased at a discount.

We believe that our $694.2 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows for our existing Legacy Non-Agency MBS portfolio.  Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency portfolio. Home price appreciation during the past few years has generally been driven by a combination of limited housing supply, low mortgage rates and demographic-driven U.S. household formation. We estimate that the average LTV of mortgage loans underlying our Legacy Non-Agency MBS has declined from approximately 105% as of January 2012 to approximately 65% as of December 31, 2016.   In addition, we estimate that the percentage of non-delinquent loans underlying our Legacy Non-Agency MBS that are underwater (with LTVs greater than 100%), has declined from approximately 52% as of January 2012 to 3% at December 31, 2016. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Further, since 2015 we have also observed faster voluntary prepayment (i.e. prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio. As a result, during the year ended 2016, $37.7 million was transferred from Credit Reserve to accretable discount. This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Legacy Non-Agency MBS. The remaining average contractual life of such assets is approximately 19 years, but based on scheduled loan amortization and prepayments (both voluntary and involuntary), loan balances will decline substantially over time. Consequently, we believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

At December 31, 2016, we have access to various sources of liquidity which we estimate to be in excess of $684.5 million. This amount includes (i) $260.1 million of cash and cash equivalents; (ii) $221.1 million in estimated financing available from unpledged Agency MBS and from other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $203.3 million in estimated financing available from unpledged Non-Agency MBS. Our sources of liquidity do not include restricted cash. We believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.  In 2017, we intend to continue to selectively acquire MBS and residential whole loans. In addition, while the majority of our Legacy Non-Agency MBS will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted average amortized cost of 73% of face value at December 31, 2016.

Repurchase agreement funding for our residential mortgage investments continues to be available to us from multiple counterparties.  Typically, repurchase agreement funding involving credit-sensitive investments is available at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  In July 2015, our wholly-owned subsidiary, MFA Insurance, became a member of the FHLB of Des Moines, further diversifying our potential sources of funding for residential mortgage investments. However, in January 2016, the Federal Housing Finance Agency released its final rule amending its regulation on FHLB membership, which, among other things, provided termination rules for current captive insurance members. As a result of such regulation, MFA Insurance is not permitted new advances or renewal of existing advances and is required to terminate its FHLB membership and repay any outstanding advances by February 19, 2017. During

2016 we reduced our FHLB advances by approximately $1.3 billion to approximately $215.0 million at December 31, 2016. The FHLB advances outstanding at December 31, 2016 were all repaid in January 2017. At December 31, 2016, our debt consisted of borrowings under repurchase agreements with 31 counterparties, FHLB advances, Senior Notes outstanding and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 3.1 times.  (See table on page 55 under Results of Operations that presents our quarterly leverage multiples since March 31, 2015.)

Information About Our Assets

The tables below present certain information about our asset allocation at December 31, 2016.

ASSET ALLOCATION

	Agency MBS		Legacy Non-Agency MBS		3 Year Step-up Securities (1)		MBS Portfolio	Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		Other, net (3)	Total
(Dollars in Thousands)
Fair Value/Carrying Value	$3,738,497		$3,171,125		$2,654,691		$9,564,313	$590,540		$814,682		$895,089	$11,864,624
Less Repurchase Agreements	(3,095,020)		(2,195,509)		(2,078,684)		(7,369,213)	(343,063)		(488,787)		(271,205)	(8,472,268)
Less FHLB advances	(215,000)		—		—		(215,000)	—		—		—	(215,000)
Less Senior Notes	—		—		—		—	—		—		(96,733)	(96,733)
Equity Allocated	$428,477		$975,616		$576,007		$1,980,100	$247,477		$325,895		$527,151	$3,080,623
Less Swaps at Market Value	—		—		—		—	—		—		(46,721)	(46,721)
Net Equity Allocated	$428,477		$975,616		$576,007		$1,980,100	$247,477		$325,895		$480,430	$3,033,902
Debt/Net Equity Ratio (4)	7.7	x	2.3	x	3.6	x		1.4	x	1.5	x		3.1	x

(1)
3 Year Step-up securities are MBS that are backed primarily by securitized re-performing and non-performing loans. The securities are structured such that the coupon increases up to 300 basis points at 36 months from issuance or sooner. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
The carrying value of such loans reflects the purchase price, accretion of income, cash received and provision for loan losses since acquisition. At December 31, 2016, the fair value of such loans is estimated to be approximately $621.5 million.

(3)
Includes cash and cash equivalents and restricted cash, securities obtained and pledged as collateral, CRT securities, other assets, obligation to return securities obtained as collateral of $510.8 million and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements and FHLB advances as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity Ratio also includes the obligation to return securities obtained as collateral of $510.8 million and Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of December 31, 2016 and 2015:

December 31, 2016

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,170,788	104.3%	103.0%	$1,206,174	55	2.97%	11.2%
HARP (4)	116,790	104.7	103.0	120,290	54	2.96	12.1
Other (Post June 2009) (5)	106,343	104.0	105.7	112,400	75	4.14	14.3
Other (Pre June 2009) (6)	564	104.9	105.9	597	91	4.50	28.8
Total 15-Year Fixed Rate	$1,394,485	104.3%	103.2%	$1,439,461	57	3.06%	11.5%

Hybrid:
Other (Post June 2009) (5)	$1,370,019	104.4%	104.8%	$1,436,184	67	2.99%	19.9%
Other (Pre June 2009) (6)	720,419	101.7	105.6	761,052	120	3.03	17.0
Total Hybrid	$2,090,438	103.5%	105.1%	$2,197,236	86	3.01%	18.9%
CMO/Other	$96,379	102.5%	102.9%	$99,196	187	2.81%	14.7%
Total Portfolio	$3,581,302	103.8%	104.3%	$3,735,893	77	3.02%	15.9%

December 31, 2015

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,430,258	104.3%	103.1%	$1,475,086	44	2.99%	8.4%
HARP (4)	146,821	104.7	103.1	151,387	43	2.98	7.9
Other (Post June 2009) (5)	144,596	103.9	106.1	153,477	63	4.14	16.1
Other (Pre June 2009) (6)	745	104.9	106.8	796	79	4.50	28.9
Total 15-Year Fixed Rate	$1,722,420	104.3%	103.4%	$1,780,746	45	3.09%	9.1%

Hybrid:
Other (Post June 2009) (5)	$1,811,007	104.4%	104.8%	$1,897,030	56	2.89%	15.6%
Other (Pre June 2009) (6)	899,185	101.7	105.7	950,666	109	2.60	9.3
Total Hybrid	$2,710,192	103.5%	105.1%	$2,847,696	73	2.80%	13.5%
CMO/Other	$117,791	102.5%	104.2%	$122,771	175	2.52%	12.2%
Total Portfolio	$4,550,403	103.8%	104.4%	$4,751,213	65	2.90%	11.8%

(1)  Does not include principal payments receivable of $2.6 million and $1.0 million at December 31, 2016 and 2015, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2016 and 2015, respectively.
(3)  Low loan balance represents MBS collateralized by mortgages with an original loan balance of less than or equal to $175,000.
(4)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.
(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.
(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of December 31, 2016 and 2015:

 December 31, 2016

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$700,388	104.0%	101.6%	$711,696	48	3.04%	100%	9.9%
3.0%	288,648	105.9	103.3	298,311	54	3.49	100	11.3
3.5%	7,244	103.5	104.6	7,576	74	4.18	100	15.7
4.0%	343,105	103.5	105.9	363,258	73	4.40	80	14.2
4.5%	55,100	105.2	106.4	58,620	77	4.88	34	14.5
Total 15-Year Fixed Rate	$1,394,485	104.3%	103.2%	$1,439,461	57	3.54%	92%	11.5%

December 31, 2015

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$834,689	104.0%	101.5%	$846,925	36	3.04%	100%	6.9%
3.0%	355,439	105.9	103.4	367,471	42	3.49	100	8.0
3.5%	9,238	103.5	104.9	9,691	62	4.18	100	12.6
4.0%	448,064	103.5	106.4	476,793	61	4.40	79	13.1
4.5%	74,990	105.2	106.5	79,866	65	4.88	33	13.3
Total 15-Year Fixed Rate	$1,722,420	104.3%	103.4%	$1,780,746	45	3.57%	92%	9.1%

(1)  Does not include principal payments receivable of $2.6 million and $1.0 million at December 31, 2016 and 2015, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2016 and 2015, respectively.
(3)  Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of December 31, 2016 and 2015:

December 31, 2016

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$551,736	104.3%	105.7%	$583,318	2.93%	76	6	25%	17.7%
Agency 7/1	618,414	104.5	104.3	645,200	3.00	62	21	24	22.8
Agency 10/1	199,869	104.7	103.9	207,666	3.13	58	61	64	17.1
Total Hybrids Post June 2009	$1,370,019	104.4%	104.8%	$1,436,184	2.99%	67	21	30%	19.9%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$691,572	101.7%	105.6%	$730,626	2.92%	121	6	33%	16.9%
Coupon >= 4.5% (6)	28,847	101.4	105.5	30,426	5.71	112	7	69	18.1
Total Hybrids Pre June 2009	$720,419	101.7%	105.6%	$761,052	3.03%	120	6	34%	17.0%
Total Hybrids	$2,090,438	103.5%	105.1%	$2,197,236	3.01%	86	15	32%	18.9%

December 31, 2015

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$723,853	104.2%	105.7%	$765,426	2.62%	64	7	23%	15.6%
Agency 7/1	838,505	104.5	104.2	873,765	3.04	51	32	22	16.7
Agency 10/1	248,649	104.7	103.7	257,839	3.18	47	72	61	11.5
Total Hybrids Post June 2009	$1,811,007	104.4%	104.8%	$1,897,030	2.89%	56	27	28%	15.6%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$853,168	101.7%	105.7%	$901,870	2.43%	109	6	59%	8.9%
Coupon >= 4.5% (6)	46,017	101.5	106.0	48,796	5.73	102	18	73	17.4
Total Hybrids Pre June 2009	$899,185	101.7%	105.7%	$950,666	2.60%	109	6	60%	9.3%
Total Hybrids	$2,710,192	103.5%	105.1%	$2,847,696	2.80%	73	20	39%	13.5%

(1)  Does not include principal payments receivable of $2.6 million and $1.0 million at December 31, 2016 and 2015, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2016 and 2015, respectively.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest only period.  Percentage is based on MBS current face at December 31, 2016 and 2015, respectively.
(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.
(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at December 31, 2016 and 2015:

	December 31,
(In Thousands)	2016		2015
Non-Agency MBS
Face/Par	$6,206,598		$6,961,493
Fair Value	5,825,816		6,420,817
Amortized Cost	5,234,223		5,861,843
Purchase Discount Designated as Credit Reserve and OTTI	(694,241)	(1)	(787,541)	(2)
Purchase Discount Designated as Accretable	(278,191)		(312,182)
Purchase Premiums	57		73

(1)  Includes discount designated as Credit Reserve of $675.6 million and OTTI of $18.6 million.
(2)  Includes discount designated as Credit Reserve of $766.0 million and OTTI of $21.5 million.

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016		2015
	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
(In Thousands)
Balance at beginning of period	$(787,541)	$(312,182)	$(900,557)	$(399,564)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	(15,543)	1,832
Impact of RMBS Issuer settlement (2)	—	(59,900)	—	—
Accretion of discount	—	80,548	—	93,173
Realized credit losses	64,217	—	80,821	—
Purchases	(25,999)	13,094	(1,200)	(4,925)
Sales	17,863	37,953	8,525	38,420
Net impairment losses recognized in earnings	(485)	—	(705)	—
Transfers/release of credit reserve	37,704	(37,704)	41,118	(41,118)
Balance at end of period	$(694,241)	$(278,191)	$(787,541)	$(312,182)
(1) Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of approximately $61.8 million and $7.0 million of cash proceeds (a one-time payment) received by us during the year ended December 31, 2016 in connection with the settlements of litigation related to certain Countrywide and Citigroup sponsored residential mortgage backed securitization trusts, respectively.

The following table presents information with respect to the yield components of our Non-Agency MBS for the periods presented:

	For the Year Ended December 31,
	2016		2015		2014
	Legacy Non-Agency MBS	3 Year Step-up Securities	Legacy Non-Agency MBS	3 Year Step-up Securities	Legacy Non-Agency MBS	3 Year Step-up Securities
Non-Agency MBS
Coupon Yield (1)	5.24%	3.82%	5.08%	3.61%	5.19%	3.55%
Effective Yield Adjustment (2)	2.66	0.08	2.54	0.07	2.55	0.14
Net Yield	7.90%	3.90%	7.62%	3.68%	7.74%	3.69%

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

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal, and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at December 31, 2016 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	One to Five Years		Five to Ten Years		Over Ten Years		Total MBS
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$—	—%	$304,938	2.92%	$2,683,127	1.89%	$2,988,065	$3,014,464	1.99%
Freddie Mac	—	—	126,313	2.81	596,972	1.73	723,285	716,209	1.92
Ginnie Mae	—	—	—	—	7,686	1.93	7,686	7,824	1.93
Total Agency MBS	$—	—%	$431,251	2.89%	$3,287,785	1.86%	$3,719,036	$3,738,497	1.98%
Non-Agency MBS	$265,625	4.93%	$3,462	7.89%	$4,965,136	6.32%	$5,234,223	$5,825,816	6.25%
Total MBS	$265,625	4.93%	$434,713	2.93%	$8,252,921	4.54%	$8,953,259	$9,564,313	4.47%

At December 31, 2016, our CRT securities had an amortized cost of $382.7 million, a fair value of $404.9 million, a weighted average yield of 5.86% and weighted average time to maturity of 9.0 years. At December 31, 2015, our CRT securities had an amortized cost of $186.3 million, a fair value of $183.6 million, a weighted average yield of 5.09% and a weighted average time to maturity of 9.0 years.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loans held by consolidated trusts at December 31, 2016 and does not reflect estimates of prepayments or scheduled amortization. For residential whole loans at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Residential Whole Loans at Carrying Value	Residential Whole Loans at Fair Value
Amount due:
Within one year	$1,257	$6,302
After one year:
Over one to five years	3,176	5,833
Over five years	586,107	802,547
Total due after one year	$589,283	$808,380
Total residential whole loans	$590,540	$814,682

The following table presents at December 31, 2016, the dollar amount of our residential whole loans at fair value, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Residential Whole Loans at Fair Value (1)
Interest rates:
Fixed	$512,988
Adjustable	295,392
Total	$808,380

(1) Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of December 31, 2016.

Information is not presented for residential whole loans at carrying value as income is recognized based on pools of assets with similar risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than on the contractual coupons of the underlying loans.

The following table presents additional information regarding our residential whole loans at fair value at December 31, 2016 and 2015:

	Residential Whole Loans at Fair Value
(Dollars in Thousands)	December 31, 2016	December 31, 2015
Loans 90 days or more past due:
Number of Loans	2,560	2,426
Aggregate Amount Outstanding	$570,025	$493,640

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

The table below summarizes our exposure to our counterparties at December 31, 2016, by country:

Country	Number of Counterparties	Repurchase Agreement Financing and Other Advances		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland (3)	3	$1,184,333		$—	$387,945	3.11%
United Kingdom	3	317,098		—	104,529	0.84
France	2	577,553		—	128,123	1.03
Holland	1	217,174		52	14,293	0.11
Germany	1	—		90	(66)	—
Total	10	2,296,158		142	634,824	5.09%
Other Countries:
United States (4)	16	$4,683,567		$(46,863)	$1,110,546	8.90%
Canada (5)	4	1,298,419		—	289,422	2.32
Japan (6)	3	507,379		—	33,578	0.27
China (6)	1	401,955		—	15,446	0.12
Total	24	6,891,320		(46,863)	1,448,992	11.61%
Total Counterparty Exposure	34	$9,187,478	(7)	$(46,721)	$2,083,816	16.70%

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

(5)
Includes Canada-based counterparties as well as U.S.-domiciled subsidiaries of Canadian parent entities. In the case of one counterparty, also includes exposure of $241.6 million to Barbados-based affiliate of the Canadian parent entity.

(6)	Exposure is to U.S.-domiciled subsidiary of the Japanese or Chinese parent entity, as the case may be.

(7)	Includes $500.0 million of repurchase agreements entered into in connection with contemporaneous repurchase and reverse repurchase agreements with a single counterparty.

At December 31, 2016, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Uncertainty in the global financial market and weak economic conditions in Europe, including as a result of the United Kingdom’s recent vote to leave the European Union (commonly referred to as “Brexit”), could potentially impact our major European financial counterparties, with the possibility that this would also impact the operations of their U.S. domiciled subsidiaries. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general. Management monitors our exposure to our repurchase agreement and Swap counterparties on a regular basis, using various methods, including review of recent rating agency actions or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements and/or the fair value of Swaps with our counterparties. We intend to make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements, or take other necessary actions to reduce the amount of our exposure to a counterparty when such actions are considered necessary.

Tax Considerations

Current period estimated taxable and items expected to impact future taxable income

We estimate that for 2016, our taxable income was approximately $366.9 million. Based on dividends paid or declared during 2016, we have undistributed taxable income of approximately $58.8 million, or $0.16 per share. We have until the filing of our 2016 tax return (due not later than September 15, 2017) to declare the distribution of any 2016 REIT taxable income not previously distributed.

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

The determination of taxable income attributable to Non-Agency MBS and residential whole loans is dependent on a number of factors, including principal payments, defaults, loss mitigation efforts and loss severities.  In estimating taxable income for Non-Agency MBS and residential whole loans during the year, management considers estimates of the amount of discount expected to be accreted.  Such estimates require significant judgment and actual results may differ from these estimates.  Moreover, the deductibility of realized losses from Non-Agency MBS and residential whole loans, and their effect on market discount accretion is analyzed on an asset-by-asset basis and while they will result in a reduction of taxable income, this reduction tends to occur gradually and primarily for Non-Agency MBS in periods after the realized losses are reported.

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

The Federal Housing Finance Agency (or FHFA) and both houses of Congress have discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’ guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform.  While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations.  As the FHFA and both houses of Congress continue to consider various measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2017. However, we cannot be certain if any housing and/or mortgage-related legislation will emerge from committee, or be approved by Congress, and if so, what the effect will be on our business.

Results of Operations

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

General

For 2016, we had net income available to our common stock and participating securities of $297.7 million, or $0.80 per basic and diluted common share, unchanged compared to net income available to common stock and participating securities for 2015 of $298.2 million, or $0.80 per basic and diluted common share.

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

For 2016, our net interest spread and margin were 2.11% and 2.45%, respectively, compared to a net interest spread and margin of 2.33% and 2.65%, respectively, for 2015. Our net interest income decreased by $51.4 million, or 16.3%, to $263.8 million from $315.2 million for 2015. For 2016 net interest income from Agency MBS and Legacy Non-Agency MBS declined compared to 2015 by approximately $55.2 million, primarily due to lower average amounts invested in these securities and higher funding costs, partially offset by higher yields earned on Legacy Non-Agency MBS. This decrease was partially offset by higher net interest income on residential whole loans at carrying value, 3 Year Step-up securities and CRT securities of approximately $12.1 million, primarily due to higher average balances and yields on 3 Year Step-up securities and CRT securities and higher average balances of residential loans at carrying value. In addition, net interest income also includes $13.9 million of interest expense associated with residential whole loans at fair value, reflecting a $8.9 million increase in borrowing costs related to these investments compared to 2015, consistent with the overall growth of this asset class during 2016. Coupon interest income received from residential whole loans at fair value is presented as a component of the total income earned on these investments and therefore is included in Other income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2016, 2015 and 2014.  Average yields are derived by dividing interest income by the average amortized cost of the related assets, and average costs are derived by dividing interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	For the Year Ended December 31,
	2016				2015				2014
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$4,258,744		$83,069	1.95%	$5,282,198		$105,835	2.00%	$6,388,112		$142,543	2.23%
Legacy Non-Agency MBS (1)	2,941,507		232,500	7.90	3,600,339		274,352	7.62	4,072,237		314,998	7.74
3 Year Step-up securities (1)	2,618,775		102,140	3.90	2,423,808		89,218	3.68	36,065		1,332	3.69
Total MBS	9,819,026		417,709	4.25	11,306,345		469,405	4.15	10,496,414		458,873	4.37
CRT securities (1)	271,566		14,770	5.44	133,458		6,572	4.92	16,972		772	4.55
Residential whole loans, at carrying value (2)	389,910		23,916	6.13	241,801		16,036	6.63	58,762		4,083	6.95
Cash and cash equivalents (3)	291,064		774	0.27	212,917		130	0.06	358,576		89	0.02
Total interest-earning assets	10,771,566		457,169	4.24	11,894,521		492,143	4.14	10,930,724		463,817	4.24
Total non-interest-earning assets (2)	2,065,014				1,774,534				1,611,860
Total assets	$12,836,580				$13,669,055				$12,542,584

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Agency repurchase agreements and FHLB advances (4)	$3,820,611		$50,420	1.32	$4,723,760		$52,888	1.12	$5,662,872		$65,128	1.15
Legacy Non-Agency repurchase agreements (4)	2,322,688		68,771	2.96	2,629,059		74,062	2.82	2,625,403		79,302	3.01
3 Year Step-up securities repurchase agreements	2,040,257		42,785	2.10	1,928,392		32,246	1.67	17,200		273	1.59
CRT securities repurchase agreements	196,296		4,091	2.08	92,860		1,614	1.74	11,323		189	1.67
Residential whole loan at carrying value repurchase agreements	170,206		5,020	2.95	47,459		1,131	2.38	5,460		120	2.19
Residential whole loan at fair value repurchase agreements	422,417		13,899	3.29	174,877		4,977	2.85	10,600		232	2.19
Total repurchase agreements and other advances	8,972,475		184,986	2.06	9,596,407		166,918	1.74	8,332,858		145,244	1.74
Securitized debt	6,700		333	4.97	65,319		1,996	3.06	230,345		6,533	2.84
Senior Notes	96,714		8,036	8.31	96,680		8,034	8.31	96,649		8,031	8.31
Total interest-bearing liabilities	9,075,889		193,355	2.13	9,758,406		176,948	1.81	8,659,852		159,808	1.85
Total non-interest-bearing liabilities	795,121				781,188				651,800
Total liabilities	9,871,010				10,539,594				9,311,652
Stockholders’ equity	2,965,570				3,129,461				3,230,932
Total liabilities and stockholders’ equity	$12,836,580				$13,669,055				$12,542,584

Net interest income/net interest rate spread (5)			$263,814	2.11%			$315,195	2.33%			$304,009	2.39%
Net interest-earning assets/net interest margin (6)	$1,695,677			2.45%	$2,136,115			2.65%	$2,270,872			2.78%
Ratio of interest-earning assets to interest-bearing liabilities	1.19	x			1.22	x			1.26	x

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

	Year Ended December 31, 2016			Year Ended December 31, 2015
	Compared to			Compared to
	Year Ended December 31, 2015			Year Ended December 31, 2014
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Agency MBS	$(20,028)	$(2,738)	$(22,766)	$(23,092)	$(13,616)	$(36,708)
Legacy Non-Agency MBS	(51,758)	9,906	(41,852)	(36,021)	(4,625)	(40,646)
3 Year Step-up securities	7,422	5,500	12,922	87,884	2	87,886
CRT securities	7,446	752	8,198	5,731	69	5,800
Residential whole loans, at carrying value (1)	9,166	(1,286)	7,880	11,872	81	11,953
Cash and cash equivalents	64	580	644	(5)	46	41
Total net change in income from interest-earning assets	$(47,688)	$12,714	$(34,974)	$46,369	$(18,043)	$28,326

Interest-bearing liabilities:
Agency repurchase agreements and FHLB advances	$(11,046)	$8,578	$(2,468)	$(12,903)	$663	$(12,240)
Legacy Non-Agency repurchase agreements	(8,937)	3,646	(5,291)	110	(5,350)	(5,240)
3 Year Step-up securities repurchase agreements	1,959	8,580	10,539	31,957	16	31,973
CRT securities repurchase agreements	2,102	375	2,477	1,417	8	1,425
Residential whole loan at carrying value repurchase agreements	3,562	327	3,889	999	12	1,011
Residential whole loan at fair value repurchase agreements	8,036	886	8,922	4,654	91	4,745
Securitized debt	(2,452)	789	(1,663)	(5,013)	476	(4,537)
Senior Notes	2	—	2	—	3	3
Total net change in expense from interest-bearing liabilities	$(6,774)	$23,181	$16,407	$21,221	$(4,081)	$17,140
Net change in net interest income	$(40,914)	$(10,467)	$(51,381)	$25,148	$(13,962)	$11,186

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)

December 31, 2016	2.12%	2.46%
September 30, 2016	2.13	2.46
June 30, 2016	2.14	2.46
March 31, 2016	2.18	2.51

December 31, 2015	2.22	2.54
September 30, 2015	2.24	2.58
June 30, 2015	2.33	2.66
March 31, 2015	2.44	2.77

(1)	Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)	Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency, Legacy Non-Agency MBS and 3 Year Step-up securities for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			3 Year Step-up Securities			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
December 31, 2016	1.92%	1.41%	0.51%	8.24%	3.01%	5.23%	3.94%	2.16%	1.78%	4.35%	2.07%	2.28%
September 30, 2016	1.83	1.28	0.55	8.09	2.98	5.11	3.86	2.05	1.81	4.24	1.96	2.28
June 30, 2016	1.96	1.26	0.70	7.72	2.88	4.84	3.83	2.01	1.82	4.19	1.91	2.28
March 31, 2016	2.07	1.27	0.80	7.61	2.86	4.75	3.97	2.07	1.90	4.23	1.91	2.32

December 31, 2015	2.04	1.17	0.87	7.64	2.90	4.74	3.70	1.81	1.89	4.17	1.81	2.36
September 30, 2015	1.84	1.13	0.71	7.60	2.76	4.84	3.74	1.73	2.01	4.08	1.73	2.35
June 30, 2015	1.89	1.06	0.83	7.59	2.77	4.82	3.66	1.60	2.06	4.09	1.65	2.44
March 31, 2015	2.22	1.13	1.09	7.64	2.85	4.79	3.62	1.52	2.10	4.26	1.69	2.57

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency cost of funding includes 65, 62, 63, 65, 74, 74, 70 and 78 basis points and Legacy Non-Agency cost of funding includes 69, 74, 69, 65, 69, 66, 68 and 78 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended December 31, 2016, September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for 2016 decreased by $22.8 million, or 21.5% to $83.1 million from $105.8 million for 2015.  This change primarily reflects a $1.0 billion decrease in the average amortized cost of our Agency MBS portfolio to $4.3 billion for 2016 from $5.3 billion for 2015. In addition, the net yield on our Agency MBS decreased to 1.95% for 2016 from 2.00% for 2015.  At the end of 2016, the average coupon on mortgages underlying our Agency MBS was slightly higher compared to the end of 2015.  However, during 2016, our Agency MBS portfolio experienced a 14.4% CPR and we recognized a $36.9 million of net premium amortization compared to a CPR of 13.2% and $41.2 million of net premium amortization in 2015, which resulted in the year on year decline in net yield. At December 31, 2016, we had net purchase premiums on our Agency MBS of

$135.1 million, or 3.8% of current par value, compared to net purchase premiums of $172.0 million, or 3.8% of par value at December 31, 2015.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) decreased $28.9 million, or 8.0%, for 2016 to $334.6 million compared to $363.6 million for 2015, primarily due to the decrease in the average amortized cost of our Non-Agency portfolio of $463.9 million or 7.7%, to $5.6 billion for 2016, from $6.0 billion for 2015.  This decrease more than offset that impact of the higher yields generated on our Legacy Non-Agency MBS portfolio, which were 7.90% for 2016 compared to 7.62% for 2015. The increase in the yield on our Legacy Non-Agency MBS reflects the impact of the cash proceeds (a one-time payment) received during the quarter ended June 30, 2016 in connection with the settlements of litigation related to certain Countrywide and Citigroup sponsored residential mortgage backed securitization trusts and the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, resulting in credit reserve releases, in the current and prior year. Our 3 Year Step-up securities portfolio yielded 3.90% for 2016 compared to 3.68% for 2015. The increase in the net yield on this portfolio is primarily due to the addition of higher yielding securities since 2015 and the impact of redemptions during 2016 of certain securities that had been previously purchased at a discount.

During 2016, we recognized net purchase discount accretion of $80.6 million on our Non-Agency MBS, compared to $92.8 million for 2015.  At December 31, 2016, we had net purchase discounts of $970.8 million, including Credit Reserve and previously recognized OTTI of $694.2 million, on our Legacy Non-Agency MBS, or 27.3% of par value.  During 2016, we reallocated $37.7 million of purchased discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and 3 Year Step-up securities and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			3 Year Step-up Securities
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
December 31, 2016	2.86%	1.92%	15.9%	5.40%	8.24%	17.3%	3.91%	3.94%	25.6%
September 30, 2016	2.83	1.83	16.7	5.28	8.09	15.9	3.83	3.86	32.2
June 30, 2016	2.80	1.96	13.9	5.19	7.72	16.1	3.81	3.83	25.4
March 31, 2016	2.78	2.07	11.7	5.09	7.61	13.3	3.73	3.97	23.0

December 31, 2015	2.76	2.04	11.8	5.09	7.64	14.6	3.68	3.70	21.5
September 30, 2015	2.74	1.84	15.4	5.10	7.60	16.3	3.62	3.74	29.5
June 30, 2015	2.77	1.89	14.8	5.06	7.59	14.8	3.57	3.66	28.6
March 31, 2015	2.99	2.22	10.9	5.11	7.64	11.1	3.56	3.62	19.6

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

Interest Expense

Our interest expense for 2016 increased by $16.4 million, or 9.3% to $193.4 million, from $176.9 million for 2015.  This increase primarily reflects an increase in financing rates on our repurchase agreement financings, an increase in our average borrowings to finance residential whole loans, CRT securities and 3 Year Step-up securities, which was partially offset by a decrease in our average repurchase agreement borrowings to finance Agency MBS and Legacy Non-Agency MBS, and a decrease in the average balance of FHLB advances and securitized debt.

At December 31, 2016, we had repurchase agreement borrowings of $8.5 billion of which $2.9 billion was hedged with Swaps and FHLB advances of $215.0 million. At December 31, 2016, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 1.87% and extended 35 months on average with a maximum remaining term of approximately 80 months.

The effective interest rate paid on our borrowings increased to 2.13% for 2016 from 1.81% for 2015.  This increase reflects higher financing rates on our repurchase agreement financings, the increase in our average balance of repurchase agreements to finance residential whole loans, CRT securities and 3 Year Step-up securities, partially offset by the lower average balance of Agency and Legacy Non-Agency repurchase agreements, FHLB advances and securitized debt.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $40.9 million or 45 basis points, for 2016, compared to interest expense of $53.8 million, or 57 basis points, for 2015.  The weighted average fixed-pay rate on our Swaps designated as hedges decreased to 1.82% for 2016 from 1.86% for 2015.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 0.48% for 2016 from 0.19% for 2015.  During 2016, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $150.0 million and a weighted average fixed-pay rate of 1.03% amortize and/or expire.

We expect that our interest expense and funding costs for 2017 will be impacted by market interest rates, the amount of our borrowings and incremental hedging activity, existing and future interest rates on our hedging instruments and the extent to which we execute additional longer-term structured financing transactions.  As a result of these variables, our borrowing costs cannot be predicted with any certainty.  (See Notes 5(b), 6 and 15 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

OTTI

During 2016 and 2015, we recognized OTTI charges through earnings against certain of our Non-Agency MBS of $485,000 and $705,000, respectively. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows. At December 31, 2016, we had 344 Agency MBS with a gross unrealized loss of $31.2 million and 55 Non-Agency MBS with a gross unrealized loss of $5.2 million. Impairments on Agency MBS in an unrealized loss position at December 31, 2016 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the year are considered temporary based on an assessment of changes in the expected cash flows for such securities, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in our analysis of expected cash flows for our Legacy Non-Agency MBS and any determination of the credit component of OTTI. (See “Critical Accounting Policies and Estimates” for more information regarding OTTI.)

Other Income, net

For 2016, Other income, net, increased by $58.2 million, or 113.7% to $109.3 million from $51.2 million for 2015. Other income, net for 2016 primarily reflects a $59.7 million net gain recorded on residential whole loans held at fair value and $35.8 million of gross gains realized on the sale of $85.6 million Non-Agency MBS and $13.0 million of unrealized gains on CRT securities accounted for at fair value. During 2015, we sold Non-Agency MBS for $70.7 million, realizing gross gains of $34.9 million, recorded a net gain on residential whole loans held at fair value of $17.7 million and $1.8 million of net losses related to loans transferred to REO.

Operating and Other Expense

For 2016, we had compensation and benefits and other general and administrative expenses of $45.6 million, or 1.54% of average equity, compared to $42.0 million, or 1.34% of average equity, for 2015.  Compensation and benefits expense increased $3.0 million to $29.3 million for 2016, compared to $26.3 million for 2015, which primarily reflects higher headcount and recognition for accounting purposes of additional expense associated with long term incentive awards. Our other general and administrative expenses increased by $579,000 to $16.3 million for 2016 compared to $15.8 million for 2015.  The increase was primarily due to higher IT development and related expenses.

Operating and Other Expense during 2016 also includes $14.4 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $4.0 million, consistent with the overall growth in this asset class during 2016. The overall increase is primarily due to increased loan servicing and modification fees and non-recoverable advances on REO which were partially offset by a decrease in the provision for loan losses recognized and lower loan acquisition related expenses for 2016.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
December 31, 2016	2.18%	9.52%	24.19%	1.11	3.1	$7.62
September 30, 2016	2.47	11.05	23.46	0.95	3.1	7.64
June 30, 2016	2.33	10.83	22.58	1.00	3.3	7.41
March 31, 2016	2.29	10.82	22.19	1.00	3.4	7.17

December 31, 2015	2.10	9.80	22.56	1.05	3.4	7.47
September 30, 2015	2.22	10.21	22.85	1.00	3.3	7.70
June 30, 2015	2.16	9.78	23.18	1.00	3.3	7.96
March 31, 2015	2.25	10.26	22.97	0.95	3.3	8.13

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

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

For 2015, our net interest spread and margin were 2.33% and 2.65%, respectively, compared to a net interest spread and margin of 2.39% and 2.78%, respectively, for 2014. Our net interest income increased by $11.2 million, or 3.7%, to $315.2 million from $304.0 million for 2014. For 2015, net interest income on 3 Year Step-up securities and CRT securities increased by approximately $60.3 million. Prior to January 1, 2015, the majority of these assets and associated repurchase agreement financings were reported as components of Linked Transactions with net income reported in Other Income, net in our consolidated statement of operations. This increase was partially offset by the $55.3 million decline in net interest income from Agency and Legacy Non-Agency MBS compared to 2014, primarily due to lower average balances of these MBS and associated Agency repurchase financings. In addition, net interest income for 2015 compared to 2014 was approximately $6.2 million higher due to higher investments in residential whole loans.

The net interest spread on our Agency MBS portfolio declined to 0.88% for 2015 compared to 1.08% for 2014. The net interest spread on our Legacy Non-Agency MBS portfolio increased to 4.80% for 2015 compared to 4.73% for 2014. The net interest spread on our 3 Year Step-up securities portfolio was 2.01% for 2015 compared to 2.10% for 2014. In the comparable prior period, the majority of our 3 Year Step-up securities were reported as Linked Transactions with net interest income reported in Other Income, net.

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

The following table presents the components of the net interest spread earned on our Agency, Legacy Non-Agency MBS and 3 Year Step-up securities for the quarterly periods presented:

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

(2)
Reflected annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency cost of funding includes 74, 74, 70, 78, 79, 82, 81 and 85 basis points and Legacy Non-Agency cost of funding includes 69, 66, 68,78, 84, 89, 88 and 74 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended December 31, 2015, September 30, 2015, June 30, 2015, March 31, 2015, December 31, 2014, September 30, 2014, June 30, 2014 and March 31, 2014, respectively.

(3)	Reflected the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for 2015 decreased by $36.7 million, or 25.8% to $105.8 million from $142.5 million for 2014.  This change primarily reflected a $1.1 billion decrease in the average amortized cost of our Agency MBS portfolio to $5.3 billion for 2015 from $6.4 billion for 2014. In addition, the net yield on our Agency MBS decreased to 2.00% for 2015 from 2.23% for 2014.  At the end of 2015, the average coupon on mortgages underlying our Agency MBS was lower compared to the end of 2014, as a result of prepayments on higher yielding assets and downward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio declined 18 basis points to 2.78% for 2015 from 2.96% for 2014.  During 2015, our Agency MBS portfolio experienced a 13.2% CPR and we recognized a $41.2 million of net premium amortization compared to a CPR of 13.0% and $46.8 million of net premium amortization in 2014. At December 31, 2015, we had net purchase premiums on our Agency MBS of $172.0 million, or 3.8% of current par value, compared to net purchase premiums of $213.3 million, or 3.8% of par value at December 31, 2014.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) increased $47.2 million, or 14.9%, for 2015 to $363.6 million compared to $316.3 million for 2014. Non-Agency MBS interest income reflected the inclusion of MBS that, prior to January 1, 2015, were accounted for as components of Linked Transactions and income from such securities was reported in Other Income, net in prior periods. In addition, primarily due to the accounting change for Linked Transactions, the average amortized cost of our Non-Agency MBS increased by $1.9 billion or 46.6%, to $6.0 billion for 2015, from $4.1 billion for 2014.  Our Legacy Non-Agency MBS portfolio yielded 7.62% for 2015 compared to 7.74% for 2014. The decrease in the yield on our Legacy Non-Agency MBS was primarily due to prepayments on higher yielding assets in the portfolio, partially offset by increases in accretable discount due to the impact of credit reserve releases, in the current and prior year, that have occurred as a result of the improved credit performance of loans underlying the Legacy Non-Agency MBS portfolio. Our 3 Year Step-up securities portfolio yielded 3.68% for 2015 compared to 3.69% for 2014. During 2015, we recognized net purchase discount accretion of $92.8 million on our Non-Agency MBS, compared to $103.4 million for 2014.  At December 31, 2015, we had net purchase discounts of $1.1 billion, including Credit Reserve and previously recognized OTTI of $787.5 million, on our Legacy Non-Agency MBS, or 25.4% of par value.  During 2015 we reallocated $41.1 million of purchased discount designated as Credit Reserve to accretable purchase discount.

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

Interest Expense

Our interest expense for 2015 increased by $17.1 million, or 10.7% to $176.9 million, from $159.8 million for 2014.  This increase primarily reflected an increase in our average borrowings to finance 3 Year Step-up securities (primarily due to the reclassification of repurchase agreements previously reported as a component of Linked Transactions as discussed above), residential whole loans and CRT securities, and utilization of FHLB advances, which was partially offset by a decrease in our average repurchase agreement borrowings to finance Agency MBS, lower financing rates on Legacy Non-Agency MBS, and a decrease in the average balance of securitized debt.

At December 31, 2015, we had repurchase agreement borrowings of $7.9 billion of which $3.1 billion was hedged with Swaps, FHLB advances of $1.5 billion and securitized debt of $22.1 million.  At December 31, 2015, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 1.82% and extended 45 months on average with a maximum remaining term of approximately 92 months.

The effective interest rate paid on our borrowings decreased to 1.81% for 2015 from 1.84% for 2014.  This decrease reflected the lower average balance of Agency repurchase agreements and securitized debt, the lower financing rates associated with our Legacy Non-Agency MBS portfolio (including the allocation of Swap expense), partially offset by the increase in our average balance of repurchase agreements used to finance 3 Year Step-up securities.

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

OTTI

During 2015 we recognized OTTI charges through earnings of $705,000 against certain of our Non-Agency MBS. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows. We did not recognize any OTTI charges through earnings against our Non-Agency MBS during 2014. At December 31, 2015, we had 336 Agency MBS with a gross unrealized loss of $40.4 million, 59 - 3 Year Step-up securities with a gross unrealized loss of $19.3 million and 58 Legacy Non-Agency MBS with a gross unrealized loss of $9.1 million.  Impairments on Agency MBS in an unrealized loss position at December 31, 2015 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the year are considered temporary based on an assessment of changes in the expected cash flows for such securities, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in our analysis of expected cash flows for our Legacy Non-Agency MBS and any determination of the credit component of OTTI. (See “Critical Accounting Policies and Estimates” for more information regarding OTTI.)

Other Income, net

Other income, net for 2015 decreased by $3.6 million to $51.2 million from $54.8 million for 2014. Other income, net for 2015 primarily reflected $34.9 million of gross gains realized on the sale of $70.7 million Non-Agency MBS, a $17.7 million net gain recorded on residential whole loans held at fair value, and $1.8 million of net losses related to loans transferred to REO during the year. During 2014, we sold Non-Agency MBS for $123.9 million and realized gross gains of $37.5 million.  In addition, the year ended 2014 included unrealized net gains and net interest income on Linked Transactions of $17.1 million, which included interest income of $24.4 million on the underlying Non-Agency MBS, interest expense of $8.0 million on borrowings under repurchase agreements and an increase of $677,000 in the fair value of the underlying securities. As previously mentioned, new accounting guidance effective on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and as a result we did not have any Linked Transactions effective January 1, 2015 (See Note 5(b) to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K).

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

Operating and Other Expense during 2015 also included $10.4 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $7.0 million, consistent with the overall growth in this asset class during 2015. The overall increase was primarily due to loan servicing and due diligence related expenses associated with acquisitions closed over the past year. Also included in this expense category is the impact of loan loss provisions and non-recoverable REO maintenance and other loan related expenses that are incurred in connection with our investments in this asset class.

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

(1) Reflected annualized net income available to common stock and participating securities divided by average total assets. The decrease for the quarter ended March 31, 2015 compared to the quarter ended December 31, 2014 was primarily due to the reclassification of $1.9 billion of MBS previously reported as a component of Linked Transactions.
(2) Reflected annualized net income divided by average total stockholders’ equity.
(3) Reflected total average stockholders’ equity divided by total average assets. The decrease for the quarter ended March 31, 2015 compared to the quarter ended December 31, 2014 was primarily due to the reclassification of $1.9 billion of MBS previously reported as a component of Linked Transactions.
(4) Reflected dividends declared per share of common stock divided by earnings per share.
(5) Represented the sum of borrowings under repurchase agreements, FHLB advances, securitized debt, payable for unsettled MBS purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity. The increase in our leverage multiple for the quarter ended March 31, 2015 from the quarter ended December 31, 2014 was primarily due to the reclassification of $1.5 billion of repurchase agreements previously reported as a component of Linked Transactions.
(6) Reflected total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

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

During 2016, we recognized credit-related OTTI losses through earnings related to our Non-Agency MBS of $485,000.  At December 31, 2016, we did not intend to sell any MBS that were in an unrealized loss position, and it is “more likely than not” that we will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on our Agency MBS were $31.2 million at December 31, 2016.  Agency MBS are issued by GSEs and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While our Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, we do not consider any of the current impairments on our Agency MBS to be credit related.  In assessing whether it is more likely than not that we will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, we consider for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as our current and anticipated leverage capacity and liquidity position.  Based on these analyses, we determined that at December 31, 2016 any unrealized losses on our Agency MBS were temporary.

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

Gross unrealized losses on our Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $5.2 million at December 31, 2016.  Based upon the most recent evaluation, we do not consider these unrealized losses to be indicative of OTTI and do not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/

or marketplace bid-ask spreads.  We have reviewed our Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance, where possible, and expected future performance of the underlying collateral.

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

Residential Whole Loans, at Fair Value

We determine the fair value of our residential whole loans held at fair value after considering portfolio valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans and trading activity observed in the marketplace. The Company’s residential whole loans held at fair value are classified as Level 3 in the fair value hierarchy.

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

Our residential whole loans pledged as collateral against repurchase agreements are included in the consolidated balance sheets with the amounts pledged disclosed parenthetically.  Purchases and sales of residential whole loans are recorded on the trade date, with amounts recorded reflecting management’s current estimate of assets that will be acquired or disposed at the closing of the transaction. This estimate is subject to revision at the closing of the transaction, pending the outcome of due diligence performed prior to closing. Recorded amounts of residential whole loans for which the closing of the purchase transaction is yet to occur are not eligible to be pledged as collateral against any repurchase agreement financing until the closing of the purchase transaction.

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

Under the application of this accounting model, we may aggregate into pools loans acquired in the same fiscal quarter that are assessed as having similar risk characteristics. For each pool established, or on an individual loans basis for loans not aggregated into pools, we estimate at acquisition and periodically on at least a quarterly basis, the principal and interest cash flows expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield.” This amount is accreted as interest income over the life of the loans using an effective interest rate (level yield) methodology. Interest income recorded each period reflects the amount of accretable yield recognized and not the coupon interest payments received on the underlying loans. The difference between contractually required principal and interest payments and the cash flows expected to be collected is referred to as the “non-accretable difference,” and includes estimates of both the effect of prepayments and expected credit losses over the life of the underlying loans.

A decrease in expected cash flows in subsequent periods may indicate impairment at the pool and/or individual loan level, thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. The allowance for loan losses represents the present value of cash flows expected at acquisition, adjusted for any increases due to changes in estimated cash flows, that are subsequently no longer expected to be received at the relevant measurement date. A significant increase in expected cash flows in subsequent periods first reduces any previously recognized allowance for loan losses and then will result in a recalculation in the amount of accretable yield. The adjustment of accretable yield due to a significant increase in expected cash flows is accounted for prospectively as a change in estimate and results in reclassification from non-accretable difference to accretable yield.

Residential Whole Loans at Fair Value

Certain of our residential whole loans are presented at fair value on our consolidated balance sheets as a result of a fair value election made at time of acquisition. Given the significant uncertainty associated with estimating the timing of and amount of cash flows associated with these loans that will be collected, and that the cash flows ultimately collected may be dependent on the value of the property securing the loan, we consider that accounting for these loans at fair value should result in a better reflection over time of the economic returns from these loans. We determine the fair value of our residential whole loans held at fair value after considering portfolio valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans and trading activity observed in the marketplace. Subsequent changes in fair value are reported in current period earnings and presented in Net gain on residential whole loans held at fair value on our consolidated statements of operations.

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

Swaps are carried on our consolidated balance sheets at fair value, in Other assets, if their fair value is positive, or in Other liabilities, if their fair value is negative.  Changes in the fair value of our Swaps designated in hedging transactions are recorded in OCI provided that the hedge remains effective.  Changes in fair value for any ineffective amount of a Swap are recognized in earnings.  We have not recognized any change in the value of our existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness.

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

In addition, we have elected to treat certain of our subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of our business may be conducted through one or more TRS, our income earned by TRS may be subject to corporate income taxation. To maintain our REIT election, no more than 25% (or, for 2018 and subsequent taxable years, 20%) of the value of a REIT’s assets at the end of each calendar quarter may consist of stock or securities in a TRS. For purposes of the determination of U. S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as a TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No deferred tax benefit was recorded by the Company in 2016 or 2015, as a valuation allowance for the full amount of the associated deferred tax asset was recognized as its recovery is not considered more likely than not.

Accounting for Equity-Based Compensation

We expense our equity-based compensation awards that are subject to vesting conditions, ratably over the vesting period of such awards, based upon the fair value of such awards at the grant date.  Compensation expense for equity-based awards is recorded net of estimated forfeitures expected to occur over the vesting period. (See Notes 2(l) and 14 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

From 2011 through 2013, we granted certain RSUs that vested annually over a one or three-year period, provided that certain criteria were met, which were based on a formula tied to our achievement of average total stockholder return during that three-year period.  Starting in January 2014, we have made annual grants of RSUs certain of which cliff vest after a three-year period and others of which cliff vest after a three-year period, subject to the achievement of certain performance criteria, based on a formula tied to our achievement of average total stockholder return during that three-year period. The features in these awards related to the attainment of total stockholder return over a specified period constitute a “market condition” which impacts the amount of compensation expense recognized for these awards. Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determined the amount of compensation expense recognized.

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

RECENT ACCOUNTING STANDARDS TO BE ADOPTED IN FUTURE PERIODS

Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued Accounting Standards Update (or ASU) 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (or ASU 2017-04). The amendments in ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill (Step 2 from today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). Public business entities should adopt the amendments in ASU 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The amendments of this ASU should be applied in a prospective basis. We do not expect the adoption of ASU 2017-04 to have a significant impact on our financial position or financial statement disclosures.

Statement of Cash Flows - Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (or ASU 2016-18). ASU 2016-18 clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments in ASU 2016-18 require restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, provided that all of the amendments are adopted in the same period. The amendments of this ASU should generally be applied using a retrospective transition method to each period presented. We do not expect the adoption of ASU 2016-18 to have a significant impact on our financial position or financial statement disclosures.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (or ASU 2016-02). The amendments in this ASU establish a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. While we continue to evaluate the potential impact that adoption of ASU 2016-02 will have on our financial reporting, given the relatively limited nature and extent of lease financing transactions that we have entered into, we do not expect that the adoption of ASU 2016-02 will have a significant impact on our financial position or financial statement disclosures.

Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (or ASU 2016-01). The amendments in this ASU affect all entities that hold financial assets or owe financial liabilities, and address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The classification and measurement guidance of investments in debt securities and loans are not affected by the amendments in this ASU. ASU 2016-01 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Early adoption is not permitted for public business entities, except for a provision related to financial statements of fiscal years or interim periods that have not yet been issued, to recognize in other comprehensive income, the change in fair value of a liability resulting from a change in the instrument-specific credit risk measured using the fair value option. The amendments in this ASU by are required to be applied by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We do not expect that adoption of ASU 2016-01 will have a significant impact on our financial position or financial statement disclosures.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (or ASU 2014-09).  The ASU requires an entity to recognize revenue in an amount that reflects the consideration to which it expects to be entitled for the transfer of promised goods or services to customers.  ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 originally would have been effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. On April 29, 2015, the FASB proposed a one-year deferral of the effective date for ASU 2014-09. On July 9, 2015 the FASB affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB would also permit entities to adopt the standard early, but not before the original public entity effective date. We continue to monitor overall industry efforts to implement this ASU, including evaluating recent implementation questions and practice issues that may impact our business. As this monitoring effort continues, we will continue to assess potential impacts to our financial reporting procedures and controls (if any) as well as any impact on our financial position or financial statement disclosures.

Proposed Accounting Standards

The FASB has recently issued or discussed a number of proposed standards on topics including hedge accounting and disclosures about liquidity risk and interest rate risk.  Some of the proposed changes are potentially significant and could have a material impact on our reporting.  We have not yet fully evaluated the potential impact of these proposals but will make such an evaluation as the standards are finalized.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of cash generally consist of borrowings under repurchase agreements and other collateralized financings, payments of principal and interest we receive on our investment portfolio, cash generated from our operating results and, to the extent such transactions are entered into, proceeds from capital market and structured financing transactions.  Our most significant uses of cash are generally to pay principal and interest on our financing transactions, to purchase residential mortgage assets, to make dividend payments on our capital stock, to fund our operations and to make other investments that we consider appropriate.

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional securities and residential whole loans, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at December 31, 2016, we had 14.5 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During 2016, we issued 653,793 shares of common stock through our DRSPP, raising net proceeds of approximately $4.7 million.

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

With respect to margin maintenance requirements for repurchase agreements secured by harder to value assets, such as Non-Agency MBS and residential whole loans, margin calls are typically determined by our counterparties based on their assessment of changes in the fair value of the underlying collateral and in accordance with the agreed upon haircuts specified in the transaction confirmation with the counterparty.  We address margin call requests in accordance with the required terms specified in the applicable repurchase agreement and such requests are typically satisfied by posting additional cash or collateral on the same business day.  We review margin calls made by counterparties and assess them for reasonableness by comparing the counterparty valuation against our valuation determination.  When we believe that a margin call is unnecessary because our assessment of collateral value differs from the counterparty valuation, we typically hold discussions with the counterparty and are able to resolve the matter.  In the unlikely event that resolution cannot be reached, we will look to resolve the dispute based on the remedies available to us under the terms of the repurchase agreement, which in some instances may include the engagement of a third party to review collateral valuations.   For other agreements that do not include such provisions, we could resolve the matter by substituting collateral as permitted in accordance with the agreement or otherwise request the counterparty to return the collateral in exchange for cash to unwind the financing.

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at December 31, 2016 and 2015:

At December 31, 2016	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.67%	3.00%	6.00%
Legacy Non-Agency MBS	24.01	15.00	60.00
3 Year Step-up securities	22.28	15.00	50.00
U.S. Treasury securities	1.60	1.00	2.00
CRT securities	23.22	20.00	25.00
Residential whole loans	25.03	20.00	35.00

At December 31, 2015	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.67%	3.00%	6.00%
Legacy Non-Agency MBS	25.84	10.00	63.50
3 Year Step-up securities	21.05	20.00	30.00
U.S. Treasury securities	1.60	1.00	2.00
CRT securities	25.04	20.00	30.00
Residential whole loans	27.69	25.00	36.00

Over the course of 2016, the weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have remained fairly consistent compared to the end of 2015. Weighted average haircuts have decreased on Legacy Non-Agency MBS, CRT securities and residential whole loans and increased on 3 Year Step-up securities.

During 2016, the financial market environment was impacted by continued accommodative monetary policy.  Repurchase agreement funding for our residential mortgage investments has been available to us at generally attractive market terms from multiple counterparties.  Typically, due to the risks inherent in credit sensitive residential mortgage investments, repurchase agreement funding involving such investments is available at terms requiring higher collateralization and higher interest rates, than repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS on more favorable terms than financing for credit sensitive investments.

In July 2015, our wholly-owned subsidiary, MFA Insurance became a member of the FHLB. As a member of the FHLB, MFA Insurance had access to a variety of products and services offered by the FHLB, including secured advances (subject to our continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB). The weighted average haircut on our FHLB advances at December 31, 2016 was 6.55% compared to 7.00% as of December 31, 2015. However, in January, 2016, the FHFA amended its regulation on FHLB membership, which, among other things, provided termination rules for current captive insurance members. As a result of such regulation, MFA Insurance is not be permitted new advances or renewal of existing advances and is required to terminate its FHLB membership and repay any outstanding advances by February 19, 2017. As of December 31, 2016, MFA Insurance had approximately $215.0 million in outstanding advances (backed by Agency MBS) compared to $1.5 billion as of December 31, 2015. The FHLB advances outstanding at December 31, 2016 were all repaid in January 2017.

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

At December 31, 2016, we had a total of $10.3 billion of MBS, U.S. Treasury securities, CRT securities and residential whole loans and $58.5 million of restricted cash pledged against our repurchase agreements and Swaps.  In addition, at December 31, 2016, we had $227.2 million of Agency MBS pledged against our FHLB advances. At December 31, 2016 we have access to various sources of liquidity which we estimate exceeds $684.5 million. This includes (i) $260.1 million of cash and cash equivalents; (ii) $221.1 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $203.3 million in estimated financing available from unpledged Non-Agency MBS.  Our sources of liquidity do not include restricted cash.

The table below presents certain information about our borrowings under repurchase agreements and other advances, and securitized debt:

	Repurchase Agreements and Other Advances						Securitized Debt
Quarter Ended (1)	Quarterly Average Balance		End of Period Balance		Maximum Balance at Any Month-End		Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
December 31, 2016	$8,684,803		$8,687,268		$8,815,846		$—	$—	$—
September 30, 2016	8,868,173		8,697,756		8,917,550		—	—	—
June 30, 2016	9,102,457		9,038,087		9,114,859		8,520	—	8,568
March 31, 2016	9,238,772		9,143,645		9,205,547		18,425	11,821	18,247

December 31, 2015	9,428,211		9,387,622		9,413,189		28,009	21,868	27,686
September 30, 2015	9,422,882		9,475,834		9,486,357		50,691	31,940	49,941
June 30, 2015	9,720,193		9,635,035		9,746,825		80,343	61,965	80,331
March 31, 2015	9,820,548	(2)	9,809,587	(2)	9,863,779	(2)	103,218	90,842	103,827

December 31, 2014	8,190,491		8,267,388		8,271,123		137,503	110,574	138,026
September 30, 2014	8,267,905		8,125,723		8,272,039		190,753	156,276	190,423
June 30, 2014	8,464,135		8,384,101		8,501,978		264,806	214,048	267,740
March 31, 2014	8,412,045		8,606,129		8,606,129		336,893	292,526	338,965
(1)  The information presented in the table above excludes Senior Notes issued in April 2012.  The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.
(2)  The increase from December 31, 2014 reflects the reclassification of $1.5 billion of repurchase agreements previously presented as components of Linked Transactions. New accounting guidance that was effective on January 1, 2015 prospectively eliminated the use of Linked Transaction accounting and as a result we did not have any Linked Transactions effective January 1, 2015.

Cash Flows and Liquidity For the Year Ended December 31, 2016

Our cash and cash equivalents increased by $95.1 million during the year ended December 31, 2016, reflecting: $1.0 billion provided by our investing activities, primarily from payments on our MBS; $1.0 billion used by our financing activities; and $85.5 million provided by our operating activities.

At December 31, 2016, our debt-to-equity multiple was 3.1 times compared to 3.4 times at December 31, 2015.  At December 31, 2016, we had borrowings under repurchase agreements of $8.5 billion with 31 counterparties, of which $3.1 billion was secured by Agency MBS, $1.7 billion was secured by Legacy Non-Agency MBS, $2.1 billion was secured by 3 Year Step-up securities, $504.6 million was secured by U.S. Treasuries, $271.2 million was secured by CRT securities and $832.1 million were secured by residential whole loans.  In addition, at December 31, 2016, we had $215.0 million in outstanding FHLB advances, secured by Agency MBS. We continue to have available capacity under our repurchase agreement credit lines.  At December 31, 2015, we had borrowings under repurchase agreements of $7.9 billion with 27 counterparties, of which $2.7 billion was secured by Agency MBS, $2.0 billion was secured by Legacy Non-Agency MBS, $2.1 billion was secured by 3 Year Step-up securities, $504.8 million was secured by U.S. Treasuries, $128.5 million was secured by CRT securities and $487.8 million were secured by residential whole loans. In addition, At December 31, 2015, we had $1.5 billion in outstanding FHLB advances, secured by Agency MBS.

During 2016, we made principal payments of $22.1 million to pay off the balance of our securitized debt.

During 2016, $1.0 billion was provided through our investing activities. We received cash of $3.3 billion from prepayments and scheduled amortization on our MBS, of which $967.5 million was attributable to Agency MBS and $2.4 billion was from Non-Agency MBS. We purchased $1.7 billion of Non-Agency MBS and $194.9 million of CRT securities funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In addition, during 2016 we sold certain of our Non-Agency MBS for $85.6 million, realizing gross gains of $35.8 million.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received For Reverse Margin Calls	Net Assets Received/(Pledged) For Margin Activity
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
December 31, 2016	$337,694	$8,000	$345,694	$357,163	$11,469
September 30, 2016	343,351	28,700	372,051	343,139	(28,912)
June 30, 2016	326,555	63,600	390,155	281,912	(108,243)
March 31, 2016	269,027	117,800	386,827	325,233	(61,594)

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through December 31, 2016.

During 2016, we paid $297.9 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $15.0 million on our preferred stock.  On December 14, 2016, we declared our fourth quarter 2016 dividend on our common stock of $0.20 per share; on January 31, 2017, we paid this dividend, which totaled $74.6 million, including dividend equivalents of approximately $233,000.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the effect on our liquidity and cash flows of contractual obligations for the principal and interest amounts due at December 31, 2016:

	Due During the Year Ending December 31,
(In Thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Repurchase agreements	$8,472,268	$—	$—	$—	$—	$—	$8,472,268
Interest expense on repurchase agreements (1)	38,486	—	—	—	—	—	38,486
FHLB advances (2)	215,000	—	—	—	—	—	215,000
Interest expense on FHLB advances (1)(2)	144	—	—	—	—	—	144
Senior Notes (3)	—	—	—	—	—	100,000	100,000
Interest expense on Senior Notes (1)	8,000	8,000	8,000	8,000	8,000	163,911	203,911
Long-term lease obligations	2,553	2,553	2,553	1,082	32	—	8,773
Total	$8,736,451	$10,553	$10,553	$9,082	$8,032	$263,911	$9,038,582

(1)  Interest expense based on the interest rate in effect at December 31, 2016.
(2)  As a result of the previously mentioned final FHFA rule adopted in January, 2016, MFA Insurance’s FHLB membership will terminate one year from the rules effective date of February 19, 2016, requiring any outstanding advances and associated interest to be repaid by February 19, 2017. As a result, the contractual obligations in the table above are reflected as due during the year ended December 31, 2017. The FHLB advances outstanding at December 31, 2016 were all repaid in January 2017.
(3)  Senior Notes mature April 2042 but may be redeemed, in whole or in part, at any time on or after April 15, 2017. Excludes debt issuance costs of $3.3 million.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS, an increase of which could result in a reduction of the yield on MBS in our portfolio and an increase of which could require us to reinvest the proceeds received by us as a result of such prepayments in MBS with lower coupons; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans securing our Non-Agency MBS and relating to our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on Non-Agency MBS and residential whole loans and the extent of prepayments, realized losses and changes in the composition of our Agency MBS, Non-Agency MBS and residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modification foreclosure and liquidation; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to successfully implement our strategy to grow our residential whole loan portfolio; expected returns on our investments in NPLs, which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  (See Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K)

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

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
We finance the majority of our investments in residential mortgage assets with short-term repurchase agreements. In general, when interest rates change, the borrowing costs of our repurchase agreements (net of the impact of Swaps) change more quickly than the yield on our assets. In a rising interest rate environment the borrowing costs of our repurchase agreements may increase faster than the interest income on our assets, thereby reducing our net income. In order to mitigate compression in net income based on such interest rate movements, we use Swaps to lock in a portion of the net interest spread between assets and liabilities.

When interest rates change, the fair value of our residential mortgage assets could change at a different rate than the fair value of our liabilities. We measure the sensitivity of our portfolio to changes in interest rates by estimating the duration of our assets and liabilities. Duration is the approximate percentage change in fair value for a 100 basis point parallel shift in the yield curve. In general, our assets have higher duration than our liabilities and in order to reduce this exposure we use Swaps to reduce the gap in duration between our assets and liabilities.

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

The majority of our 3 Year Step-up securities deal structures contain a contractual coupon step-up feature where the coupon increases up to 300 basis points if the bond is not redeemed by the issuer at 36 months or sooner. Therefore, we believe their fair value exhibits little sensitivity to changes in interest rates. We estimate the duration of these securities using management’s assumptions.

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

At December 31, 2016, MFA’s $6.9 billion of Agency MBS and Legacy Non-Agency MBS were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
Time to Reset

(Dollars in Thousands)
< 2 years (5)	$1,789,859	7	18.8%	$2,132,993	5	16.9%	$3,922,852	6	17.7%
2-5 years	384,703	33	19.8	—	—	—	384,703	33	19.8
> 5 years	121,870	69	14.4	—	—	—	121,870	69	14.4
ARM-MBS Total	$2,296,432	15	18.7%	$2,132,993	5	16.9%	$4,429,425	10	17.8%
15-year fixed (6)	$1,439,461		11.5%	$5,856		4.3%	$1,445,317		11.5%
30-year fixed (6)	—		—	1,021,505		18.1	1,021,505		18.1
40-year fixed (6)	—		—	10,771		21.0	10,771		21.0
Fixed-Rate Total	$1,439,461		11.5%	$1,038,132		18.0%	$2,477,593		14.5%
MBS Total	$3,735,893		15.9%	$3,171,125		17.3%	$6,907,018		16.6%

(1)	Excludes $2.7 billion of 3 Year Step-up securities. Refer to table below for further information.

(2)	Does not include principal payments receivable of $2.6 million.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic and/or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	3 month average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating-rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our 3 Year Step-up securities portfolio at December 31, 2016:

	Fair Value	Net Coupon	Months to Step-Up (1)	Current Credit Support (2)	Original Credit Support	3 Month Average Bond CPR (3)
(Dollars in Thousands)
Re-Performing loans	$317,064	3.60%	13	41%	37%	23.4%
Non-Performing loans and other	2,337,627	3.97	20	47	45	25.9
Total 3 Year Step-up securities	$2,654,691	3.92%	19	46%	44%	25.6%

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

At December 31, 2016, our CRT securities had a fair value of $404.9 million and reset monthly based on one-month LIBOR.

Shock Table

The information presented in the following “Shock Tables” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at December 31, 2016 and 2015.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at December 31, 2016 and 2015.

December 31, 2016

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$11,724,000	$29,484	$11,753,484	$(91,546)	(8.94)%	(0.77)%
+ 50 Basis Point Increase	$11,809,837	$(8,618)	$11,801,219	$(43,811)	(4.48)%	(0.37)%
Actual at December 31, 2016	$11,891,751	$(46,721)	$11,845,030	$—	—	—
- 50 Basis Point Decrease	$11,969,743	$(84,823)	$11,884,920	$39,890	1.24%	0.34%
-100 Basis Point Decrease	$12,043,812	$(122,925)	$11,920,887	$75,857	(1.27)%	0.64%

December 31, 2015

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$12,318,148	$33,313	$12,351,461	$(85,300)	(8.98)%	(0.69)%
+ 50 Basis Point Increase	$12,415,124	$(18,043)	$12,397,081	$(39,680)	(5.82)%	(0.32)%
Actual at December 31, 2015	$12,506,160	$(69,399)	$12,436,761	$—	—	—
- 50 Basis Point Decrease	$12,591,257	$(120,756)	$12,470,501	$33,740	(1.01)%	0.27%
-100 Basis Point Decrease	$12,670,416	$(172,112)	$12,498,304	$61,543	(8.20)%	0.49%

(1)	Such assets include MBS and CRT securities, residential whole loans, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2016 and 2015.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or 1933 Act) and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made with respect to the interest rate sensitive liabilities (assumed to be repurchase agreement financings and securitized debt) include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At December 31, 2016 and 2015, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At December 31, 2016, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.71, which is the weighted average of 1.84 for our Agency MBS, 1.19 for our Non-Agency investments, (2.67) for our Swaps and zero for our cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.13), which is the weighted average of (0.42) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS and zero for our cash and cash equivalents. At December 31, 2015, the impact on portfolio value was approximated using estimated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.59 which is the weighted average of 1.97 for our Agency MBS, 1.10 for our Non-Agency investments, (3.45) for our Swaps and zero for our cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.19), which is the weighted average of (0.50) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS and zero for our cash and cash equivalents.  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics of the mortgage loans underlying our Legacy Non-Agency MBS.  The following table presents certain information about our Legacy Non-Agency MBS portfolio at December 31, 2016.  Information presented with respect to the weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, do not reflect the impact of the general changes in home prices or changes in borrowers’ credit scores or the current use of the mortgaged properties.

The information in the table below is presented as of December 31, 2016:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	92	71	95	27	60	66	411
MBS current face (3)	$978,484	$615,984	$717,330	$181,009	$541,624	$518,653	$3,553,084
Total purchase discounts, net (3)	$(269,039)	$(167,317)	$(126,649)	$(60,400)	$(195,871)	$(151,500)	$(970,776)
Purchase discount designated as Credit Reserve and OTTI (3)(4)	$(172,756)	$(86,401)	$(64,045)	$(54,953)	$(197,032)	$(119,054)	$(694,241)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	17.7%	14.0%	8.9%	30.4%	36.4%	23.0%	19.5%
MBS amortized cost (3)	$709,445	$448,667	$590,681	$120,609	$345,753	$367,153	$2,582,308
MBS fair value (3)	$874,166	$546,262	$670,586	$154,704	$458,380	$467,027	$3,171,125
Weighted average fair value to current face	89.3%	88.7%	93.5%	85.5%	84.6%	90.0%	89.2%
Weighted average coupon (5)	4.03%	3.27%	3.46%	5.01%	4.97%	4.55%	4.05%
Weighted average loan age (months) (5)(6)	117	126	140	121	128	140	128
Weighted average current loan size (5)(6)	$507	$500	$306	$372	$259	$244	$382
Percentage amortizing (7)	66%	99%	100%	81%	99%	100%	89%
Weighted average FICO score at origination (5)(8)	730	729	726	704	703	703	720
Owner-occupied loans	90.5%	90.9%	86.0%	84.1%	86.2%	84.5%	87.8%
Rate-term refinancings	29.1%	21.6%	14.8%	21.7%	15.7%	14.4%	20.4%
Cash-out refinancings	35.1%	35.0%	27.5%	44.8%	44.9%	38.5%	36.0%
3 Month CPR (6)	18.2%	18.4%	18.2%	19.6%	14.5%	19.0%	17.9%
3 Month CRR (6)(9)	16.0%	16.9%	15.5%	16.4%	11.7%	14.8%	15.2%
3 Month CDR (6)(9)	2.9%	1.9%	3.2%	4.1%	3.4%	4.9%	3.2%
3 Month loss severity	62.6%	49.5%	41.1%	79.2%	62.6%	58.1%	57.0%
60+ days delinquent (8)	11.6%	12.0%	9.5%	16.9%	16.0%	13.8%	12.5%
Percentage of always current borrowers (Lifetime) (10)	37.6%	35.9%	42.7%	29.8%	25.9%	30.5%	35.1%
Percentage of always current borrowers (12M) (11)	77.9%	77.1%	78.7%	68.9%	68.4%	68.4%	74.6%
Weighted average credit enhancement (8)(12)	0.2%	0.5%	4.8%	0.0%	1.2%	3.4%	1.8%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

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

(3)
Excludes Non-Agency MBS issued since 2012 in which the underlying collateral consists of 3 Year Step-up securities. These Non-Agency MBS have a current face of $2.7 billion, amortized cost of $2.7 billion, fair value of $2.7 billion and purchase discounts of $1.6 million at December 31, 2016.

(4)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)	Weighted average is based on MBS current face at December 31, 2016.

(6)	Information provided is based on loans for individual groups owned by us.

(7)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(8)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(9)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(11)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

(12)
Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.  As of December 31, 2016, a total of 291 Non-Agency MBS in our portfolio representing approximately $2.6 billion or 75% of the current face amount of the portfolio had no credit enhancement.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations by state of the mortgages collateralizing our Legacy Non-Agency MBS at December 31, 2016:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	43.2%
Florida	7.6%
New York	6.2%
Virginia	3.9%
New Jersey	3.9%

3 Year Step-up Securities

Our 3 Year Step-up securities were purchased primarily through new issue at prices at or around par and represent the senior tranches of the related securitizations. The majority of these securities are structured with significant credit enhancement (typically approximately 50%) and the subordinate tranches absorb all credit losses (until those tranches are extinguished) and typically receive no cash flow (interest or principal) until the senior tranche is paid off. Prior to purchase, we analyze the deal structure in order to assess the associated credit risk. Subsequent to purchase, the ongoing credit risk associated with the deal is evaluated by analyzing the extent to which actual credit losses occur that result in a reduction in the amount of subordination enjoyed by our bond. Based on the recent performance of the underlying collateral and current subordination levels, we do not believe that we are currently exposed to significant risk of credit loss on these investments.

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

The following table presents the five largest geographic concentrations by state of our credit sensitive residential whole loan portfolio at December 31, 2016:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	21.5%
New York	14.3%
Florida	8.0%
New Jersey	7.0%
Maryland	5.3%

LIQUIDITY RISK

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  We pledge residential mortgage assets and cash to secure our repurchase agreements, FHLB advances and Swaps.  At December 31, 2016, we had access to various sources of liquidity which we estimate to be in excess of $684.5 million, an amount which includes (i) $260.1 million of cash and cash equivalents; (ii) $221.1 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that are currently pledged in excess of contractual requirements; and (iii) $203.3 million in estimated financing available from currently unpledged Non-Agency MBS. Our sources of liquidity do not include restricted cash. Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. As such, we cannot assure you that we will always be able to roll over our repurchase agreement financings and other advances. Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

PREPAYMENT RISK

Premiums arise when we acquire a MBS at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value).  Conversely, discounts arise when we acquire a MBS at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Premiums paid on our MBS are amortized against interest income and accretable purchase discounts on our MBS are accreted to interest income.  Purchase premiums, which are primarily carried on our Agency MBS and certain CRT securities, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the IRR/interest income earned on these assets.  Generally, if prepayments on Non-Agency MBS and residential whole loans purchased at significant discounts and not accounted for at fair value are less than anticipated, we expect that the income recognized on these assets will be reduced and impairments and/or loan loss reserves may result.

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

We have audited the accompanying consolidated balance sheets of MFA Financial, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MFA Financial, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 16, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP

New York, New York
February 16, 2017

MFA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	December 31, 2016	December 31, 2015
Assets:
Mortgage-backed securities (“MBS”) and credit risk transfer (“CRT”) securities:
Agency MBS, at fair value ($3,540,401 and $4,532,094 pledged as collateral, respectively)	$3,738,497	$4,752,244
Non-Agency MBS, at fair value ($4,978,199 and $4,874,372 pledged as collateral, respectively)	5,651,412	5,822,519
Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”), at fair value (1)	174,404	598,298
CRT securities, at fair value ($357,488 and $170,352 pledged as collateral, respectively)	404,850	183,582
Securities obtained and pledged as collateral, at fair value	510,767	507,443
Residential whole loans, at carrying value ($427,880 and $93,692 pledged as collateral, respectively)	590,540	271,845
Residential whole loans, at fair value ($734,331, and $585,971 pledged as collateral, respectively)	814,682	623,276
Cash and cash equivalents	260,112	165,007
Restricted cash	58,463	71,538
Other assets	280,295	166,799
Total Assets	$12,484,022	$13,162,551

Liabilities:
Repurchase agreements and other advances	$8,687,268	$9,387,622
Obligation to return securities obtained as collateral, at fair value	510,767	507,443
8% Senior Notes due 2042 (“Senior Notes”)	96,733	96,697
Other liabilities (2)	155,352	203,528
Total Liabilities	$9,450,120	$10,195,290

Commitments and contingencies (See Note 11)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 371,854 and 370,584 shares issued and outstanding, respectively	3,719	3,706
Additional paid-in capital, in excess of par	3,029,062	3,019,956
Accumulated deficit	(572,641)	(572,332)
Accumulated other comprehensive income	573,682	515,851
Total Stockholders’ Equity	$3,033,902	$2,967,261
Total Liabilities and Stockholders’ Equity	$12,484,022	$13,162,551

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

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2016	2015	2014

Interest Income:
Agency MBS	$83,069	$105,835	$142,543
Non-Agency MBS	319,030	317,821	185,806
Non-Agency MBS transferred to consolidated VIEs	15,610	45,749	130,524
CRT securities	14,770	6,572	772
Residential whole loans held at carrying value	23,916	16,036	4,083
Cash and cash equivalent investments	774	130	89
Interest Income	$457,169	$492,143	$463,817

Interest Expense:
Repurchase agreements and other advances	$184,986	$166,918	$145,244
Senior Notes and other interest expense	8,369	10,030	14,564
Interest Expense	$193,355	$176,948	$159,808

Net Interest Income	$263,814	$315,195	$304,009

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$(1,255)	$(525)	$—
Portion of loss recognized in/(reclassed from) other comprehensive income	770	(180)	—
Net Impairment Losses Recognized in Earnings	$(485)	$(705)	$—

Other Income, net:
Net gain on residential whole loans held at fair value	$59,684	$17,722	$116
Gain on sales of MBS	35,837	34,900	37,497
Unrealized net gains and net interest income from Linked Transactions	—	—	17,092
Other, net	13,802	(1,457)	80
Other Income, net	$109,323	$51,165	$54,785

Operating and Other Expense:
Compensation and benefits	$29,281	$26,293	$25,581
Other general and administrative expense	16,331	15,752	15,164
Loan servicing and other related operating expenses	14,372	10,384	3,383
Excise tax and interest	—	—	1,162
Operating and Other Expense	$59,984	$52,429	$45,290

Net Income	$312,668	$313,226	$313,504
Less Preferred Stock Dividends	15,000	15,000	15,000
Net Income Available to Common Stock and Participating Securities	$297,668	$298,226	$298,504

Earnings per Common Share - Basic and Diluted	$0.80	$0.80	$0.81

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014

Net Income	$312,668	$313,226	$313,504
Other Comprehensive Income/(Loss):
Unrealized (loss)/gain on Agency MBS, net	(9,322)	(51,332)	65,739
Unrealized gain/(loss) on Non-Agency MBS, net	81,882	(143,558)	29,812
Reclassification adjustment for MBS sales included in net income	(36,922)	(37,207)	(34,948)
Reclassification adjustment for other-than-temporary impairments included in net income	(485)	(705)	—
Unrealized gain/(loss) on derivative hedging instruments, net	22,678	(10,337)	(44,292)
Reclassification of unrealized loss on de-designated derivative hedging instruments	—	—	447
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	4,537	—
Other Comprehensive Income/(Loss)	57,831	(238,602)	16,758
Comprehensive Income before preferred stock dividends	$370,499	$74,624	$330,262
Dividends declared on preferred stock	(15,000)	(15,000)	(15,000)
Comprehensive Income Available to Common Stock and Participating Securities	$355,499	$59,624	$315,262

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	For the Year Ended December 31, 2016
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	8,000	$80	370,584	$3,706	$3,019,956	$(572,332)	$515,851	$2,967,261
Net income	—	—	—	—	—	312,668	—	312,668
Issuance of common stock, net of expenses	—	—	1,758	13	4,647	—	—	4,660
Repurchase of shares of common stock (1)	—	—	(488)	—	(3,551)	—	—	(3,551)
Equity based compensation expense	—	—	—	—	8,695	—	—	8,695
Accrued dividends attributable to stock-based awards	—	—	—	—	(685)	—	—	(685)
Dividends declared on common stock	—	—	—	—	—	(297,046)	—	(297,046)
Dividends declared on preferred stock	—	—	—	—	—	(15,000)	—	(15,000)
Dividends attributable to dividend equivalents	—	—	—	—	—	(931)	—	(931)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	35,153	35,153
Change in unrealized gains on derivative hedging instruments, net	—	—	—	—	—	—	22,678	22,678
Balance at December 31, 2016	8,000	$80	371,854	$3,719	$3,029,062	$(572,641)	$573,682	$3,033,902

	For the Year Ended December 31, 2015
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	8,000	$80	370,084	$3,701	$3,013,634	$(568,596)	$754,453	$3,203,272
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	—	—	—	(4,537)	4,537	—
Net income	—	—	—	—	—	313,226	—	313,226
Issuance of common stock, net of expenses	—	—	809	5	1,216	—	—	1,221
Repurchase of shares of common stock (1)	—	—	(309)	—	(2,273)	—	—	(2,273)
Equity based compensation expense	—	—	—	—	7,829	—	—	7,829
Accrued dividends attributable to stock-based awards	—	—	—	—	(450)	—	—	(450)
Dividends declared on common stock	—	—	—	—	—	(296,384)	—	(296,384)
Dividends declared on preferred stock	—	—	—	—	—	(15,000)	—	(15,000)
Dividends attributable to dividend equivalents	—	—	—	—	—	(1,041)	—	(1,041)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	(232,802)	(232,802)
Change in unrealized losses on derivative hedging instruments, net	—	—	—	—	—	—	(10,337)	(10,337)
Balance at December 31, 2015	8,000	$80	370,584	$3,706	$3,019,956	$(572,332)	$515,851	$2,967,261

	For the Year Ended December 31, 2014
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2013	8,000	$80	365,125	$3,651	$2,972,369	$(571,544)	$737,695	$3,142,251
Net income	—	—	—	—	—	313,504	—	313,504
Issuance of common stock, net of expenses	—	—	5,305	50	35,590	—	—	35,640
Repurchase of shares of common stock (1)	—	—	(346)	—	(2,688)	—	—	(2,688)
Equity based compensation expense	—	—	—	—	8,581	—	—	8,581
Accrued dividends attributable to stock-based awards	—	—	—	—	(218)	—	—	(218)
Dividends declared on common stock	—	—	—	—	—	(294,792)	—	(294,792)
Dividends declared on preferred stock	—	—	—	—	—	(15,000)	—	(15,000)
Dividends attributable to dividend equivalents	—	—	—	—	—	(764)	—	(764)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	60,603	60,603
Change in unrealized losses on derivative hedging instruments, net	—	—	—	—	—	—	(43,845)	(43,845)
Balance at December 31, 2014	8,000	$80	370,084	$3,701	$3,013,634	$(568,596)	$754,453	$3,203,272

(1) For the year ended December 31, 2016, includes approximately $3.6 million (487,559 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2015, includes approximately $2.3 million (309,206 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2014, includes approximately $2.7 million (345,559 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Cash Flows From Operating Activities:
Net income	$312,668	$313,226	$313,504
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS	(35,837)	(34,900)	(37,497)
Gain on sales of real estate owned	(3,229)	(76)	—
Other-than-temporary impairment charges	485	705	—
Accretion of purchase discounts on MBS and CRT securities and residential whole loans	(84,615)	(95,377)	(89,182)
Amortization of purchase premiums on MBS and CRT securities	36,725	41,624	32,052
Depreciation and amortization on real estate, fixed assets and other assets	964	860	1,191
Equity-based compensation expense	9,162	7,832	8,581
Unrealized (gain)/loss on residential whole loans at fair value	(31,254)	(6,532)	96
Increase in other assets	(112,614)	(5,407)	(9,796)
(Decrease)/increase in other liabilities	(6,943)	56,170	36,864
Net cash provided by operating activities	$85,512	$278,125	$255,813
Cash Flows From Investing Activities:
Principal payments on MBS and CRT securities	$3,339,597	$2,916,807	$1,939,948
Proceeds from sale of MBS	85,594	70,747	123,910
Purchases of MBS and CRT securities	(1,908,346)	(1,810,303)	(1,261,646)
Purchases of residential whole loans and capitalized advances	(677,003)	(617,017)	(356,440)
Principal payments on residential whole loans	103,997	51,427	6,017
Proceeds from sales of real estate owned	34,200	4,049	—
Redemption of Federal Home Loan Bank stock	51,400	—	—
Purchases of Federal Home Loan Bank stock	(1,805)	(60,017)	—
Additions to leasehold improvements, furniture and fixtures	(708)	(1,560)	(786)
Net cash provided by investing activities	$1,026,926	$554,133	$451,003
Cash Flows From Financing Activities:
Principal payments on repurchase agreements and other advances	$(82,408,484)	$(92,012,931)	$(75,939,948)
Proceeds from borrowings under repurchase agreements and other advances	81,706,806	91,614,851	75,868,039
Principal payments on securitized debt	(22,057)	(88,347)	(254,078)
Cash disbursements on financial instruments underlying Linked Transactions	—	—	(6,750,803)
Cash received from financial instruments underlying Linked Transactions	—	—	6,336,872
Payments made for margin calls on repurchase agreements and interest rate swap agreements (“Swaps”)	(177,363)	(267,200)	(208,600)
Proceeds from reverse margin calls on repurchase agreements and Swaps	192,000	215,100	132,800
Proceeds from issuances of common stock	4,660	1,218	35,639
Dividends paid on preferred stock	(15,000)	(15,000)	(15,000)
Dividends paid on common stock and dividend equivalents	(297,895)	(297,379)	(294,670)
Net cash used in financing activities	$(1,017,333)	$(849,688)	$(1,089,749)
Net increase/(decrease) in cash and cash equivalents	$95,105	$(17,430)	$(382,933)
Cash and cash equivalents at beginning of period	$165,007	$182,437	$565,370
Cash and cash equivalents at end of period	$260,112	$165,007	$182,437

Supplemental Disclosure of Cash Flow Information:
Interest paid	$194,626	$172,919	$160,935

Non-cash Investing and Financing Activities:
MBS and CRT securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$—	$1,917,813	$—
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$—	$1,519,593	$—
MBS recorded upon de-linking of Linked Transactions	$—	$—	$86,449
Repurchase agreements recorded upon de-linking of Linked Transactions	$—	$—	$49,095
Net increase in securities obtained as collateral/obligation to return securities obtained as collateral	$5,385	$32,670	$135,165
Transfer from residential whole loans to real estate owned	$91,896	$30,104	$2,904
Dividends and dividend equivalents declared and unpaid	$74,657	$74,575	$74,529

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

(b)  MBS (including Non-Agency MBS transferred to consolidated VIEs) and CRT Securities

The Company has investments in residential MBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Agency MBS”), and residential MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation (“Non-Agency MBS”). In addition, the Company has investments in CRT securities that are issued by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by Fannie Mae and Freddie Mac and the principal payments received are based on the performance of loans in a reference pool of previously securitized MBS. As the loans in the underlying reference pool are paid, the principal balance of the CRT securities is paid. As an investor in a CRT security, the Company may incur a loss if certain defined credit events occur, including, for certain CRT securities, if the loans in the reference pool experience delinquencies exceeding specified thresholds.

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
DECEMBER 31, 2016

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

Under the application of this accounting model, the Company may aggregate into pools loans acquired in the same fiscal quarter that are assessed as having similar risk characteristics. For each pool established, or on an individual loans basis for loans not aggregated into pools, the Company estimates at acquisition and periodically on at least a quarterly basis, the principal and interest cash flows expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield.” This amount is accreted as interest income over the life of the loans using an effective interest rate (level yield) methodology. Interest income recorded each period reflects the amount of accretable yield recognized and not the coupon interest payments received on the underlying loans. The difference between contractually required principal and interest payments and the cash flows expected to be collected is referred to as the “non-accretable difference,” and includes estimates of both the effect of prepayments and expected credit losses over the life of the underlying loans.

A decrease in expected cash flows in subsequent periods may indicate impairment at the pool and/or individual loan level, thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. The allowance for loan losses represents the present value of cash flows expected at acquisition, adjusted for any increases due to changes in estimated cash flows, that are subsequently no longer expected to be received at the relevant measurement date. A significant increase in expected cash flows in subsequent periods first reduces any previously recognized allowance for loan losses and then will result in a recalculation in the amount of accretable yield. The adjustment of accretable yield due to a significant increase in expected cash flows is accounted for prospectively as a change in estimate and results in reclassification from nonaccretable difference to accretable yield. (See Notes 4 and 16)

Residential Whole Loans at Fair Value

Certain of the Company’s residential whole loans are presented at fair value on its consolidated balance sheets as a result of a fair value election made at time of acquisition. Given the significant uncertainty associated with estimating the timing of and amount of cash flows associated with these loans that will be collected, and that the cash flows ultimately collected may be dependent on the value of the property securing the loan, the Company considers that accounting for these loans at fair value should result in a better reflection over time of the economic returns from these loans. The Company determines the fair value of its residential whole loans held at fair value after considering portfolio valuations obtained from a third-party who specializes in

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

providing valuations of residential mortgage loans and trading activity observed in the marketplace. Subsequent changes in fair value are reported in current period earnings and presented in Net gain on residential whole loans held at fair value on the Company’s consolidated statements of operations.

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

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at December 31, 2016 or 2015.  The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency were $208.9 million and $120.4 million at December 31, 2016 and 2015, respectively.  (See Notes 7 and 15)

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties as collateral or otherwise in connection with the Company’s Swaps and/or repurchase agreements.  Restricted cash is not available to the Company for general corporate purposes, but may be applied against amounts due to counterparties to the Company’s repurchase agreements and/or Swaps, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its Swaps and repurchase agreements of $58.5 million and $71.5 million at December 31, 2016 and 2015, respectively. (See Notes 5(b), 6, 7 and 15)

(g)  Goodwill

At December 31, 2016 and 2015, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through December 31, 2016, the Company had not recognized any impairment against its goodwill. Goodwill is included in Other assets on the Company’s consolidated balance sheets.

(h) Real Estate Owned (“REO”)

REO represents real estate acquired by the Company, including through foreclosure, deed in lieu of foreclosure, or purchased in connection with the acquisition of residential whole loans. REO acquired through foreclosure or deed in lieu of foreclosure is initially recorded at fair value less estimated selling costs. REO acquired in connection with the acquisition of residential whole loans is initially recorded at its purchase price. Subsequent to acquisition, REO is reported, at each reporting date, at the lower of the current carrying amount or fair value less estimated selling costs and for presentation purposes is included in Other assets on the Company’s consolidated balance sheets. Changes in fair value that result in an adjustment to the reported amount of an REO property that has a fair value at or below its carrying amount are reported in Other Income, net on the Company’s consolidated statements of operations. (See Note 5(a))

(i)  Depreciation

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
DECEMBER 31, 2016

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

(k)  Repurchase Agreements and Other Advances

Repurchase Agreements

The Company finances the holdings of a significant portion of its residential mortgage assets with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although legally structured as sale and repurchase transactions, the Company accounts for repurchase agreements as secured borrowings. Under its repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, which is equal in value to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, the Company is required to repay the loan, including any accrued interest and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional securities or cash as collateral to secure borrowings under its repurchase financing with such lender, are routinely experienced by the Company when the value of the MBS pledged as collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  The Company also may make margin calls on counterparties when collateral values increase.

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
DECEMBER 31, 2016

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

From 2011 through 2013, the Company granted certain restricted stock units (“RSUs”) that vested annually over a one or three-year period, provided that certain criteria were met, which were based on a formula tied to the Company’s achievement of average total stockholder return during that three-year period.  Starting in January 2014, the Company has made annual grants of RSUs certain of which cliff vest after a three-year period and others of which cliff vest after a three-year period, subject to the achievement of certain performance criteria based on a formula tied to the Company’s achievement of average total stockholder return during that three-year period. The features in these awards related to the attainment of total stockholder return over a specified period constitute a “market condition” which impacts the amount of compensation expense recognized for these awards. Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which in addition to estimates regarding the amount of RSUs expected to be forfeited during the associated service period, determined the amount of compensation expense recognized.  The amount of compensation expense recognized was not dependent on whether the market condition was or will be achieved, while differences in actual forfeiture experience relative to estimated forfeitures results in adjustments to the timing and amount of compensation expense recognized.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

(o)  U.S. Federal Income Taxes

The Company has elected to be taxed as a REIT under the provisions of the Internal Revenue Code of 1986, as amended, (the “Code”) and the corresponding provisions of state law.  The Company expects to operate in a manner that will enable it to satisfy the various requirements to maintain its status as a REIT for federal income tax purposes. In order to maintain its status as a REIT, the Company must, among other things, distribute at least 90% of its REIT taxable income (excluding net long-term capital gains) to stockholders in the timeframe permitted by the Code.  As long as the Company maintains its status as a REIT, the Company will not be subject to regular federal income tax to the extent that it distributes 100% of its REIT taxable income (including net long-term capital gains) to its stockholders within the permitted timeframe.  Should this not occur, the Company would be subject to federal taxes at prevailing corporate tax rates on the difference between its REIT taxable income and the amounts deemed to be distributed for that tax year.  As the Company’s objective is to distribute 100% of its REIT taxable income to its stockholders within the permitted timeframe, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.  Should the Company incur a liability for corporate income tax, such amounts would be recorded as REIT income tax expense on the Company’s consolidated statements of operations. Furthermore, if the Company fails to distribute during each calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain income for such year, and (iii) any undistributed taxable income from prior periods, the Company would be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed. To the extent that the Company incurs interest, penalties or related excise taxes in connection with its tax obligations, including as a result of its assessment of uncertain tax positions, such amounts will be included in Operating and Other Expense on the Company’s consolidated statements of operations.

In addition, the Company has elected to treat certain of its subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business may be conducted through one or more TRS, its income earned by TRS may be subject to corporate income taxation. To maintain the Company’s REIT election, no more than 25% (or, for 2018 and subsequent taxable years, 20%) of the value of a REIT’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U. S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as a TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No deferred tax benefit was recorded by the Company in 2016 or 2015, as a valuation allowance for the full amount of the associated deferred tax asset was recognized as its recovery is not considered more likely than not.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of December 31, 2016, 2015 or 2014. The Company filed its 2015 tax return prior to September 15, 2016. The Company’s tax returns for tax years 2011 and 2013 through 2015 are open to examination.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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
DECEMBER 31, 2016

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

Presentation of Financial Statements - Going Concern

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The amendments in this ASU provide guidance in GAAP about management’s responsibility to evaluate whether there is a substantial doubt about an entity’s going concern and to provide related footnote disclosures. In connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 was effective for the Company for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. The adoption of ASU 2014-15 did not have any impact on the Company’s financial position or financial statement disclosures.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

3.                   MBS and CRT Securities

Agency and Non-Agency MBS

The Company’s MBS are comprised of Agency MBS and Non-Agency MBS which include MBS issued prior to 2008 (“Legacy Non-Agency MBS”).  These MBS are secured by:  (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”); (iii) mortgages that have interest rates that reset more frequently (collectively, “ARM-MBS”); and (iv) 15 year and longer-term fixed rate mortgages.  In addition, the Company also holds MBS that are structured with a contractual coupon step-up feature where the coupon increases up to 300 basis points at 36 months from issuance or sooner (“3 Year Step-up securities”). The majority of the Company’s 3 Year Step-up securities are backed by securitized re-performing and non-performing loans and the cash flows of the bond may not reflect the contractual cash flows of the underlying collateral.

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

Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs):  The Company’s Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation.  Credit risk associated with Non-Agency MBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral.

CRT Securities

CRT securities are debt obligations issued by Fannie Mae and Freddie Mac. While the coupon payments are paid by Fannie Mae or Freddie Mac on a monthly basis, the payment of principal is dependent on the performance of loans in a reference pool of MBS securitized by Fannie Mae or Freddie Mac. As principal on loans in the reference pool are paid, principal payments on the securities are made and the principal balances of the securities are reduced. Consequently, CRT securities mirror the payment and prepayment behavior of the mortgage loans in the reference pool. As an investor in a CRT security, the Company may incur a loss if certain defined credit events occur, including, for certain CRT securities, if the loans in the reference pool experience delinquencies exceeding specified thresholds. The Company assesses the credit risk associated with CRT securities by assessing the current and expected future performance of the associated reference pool. The Company pledges a significant portion of its CRT securities as collateral against its borrowings under repurchase agreements. CRT securities that were accounted for as components of Linked Transactions prior to 2015 are not reflected in the tables for prior periods set forth in this note, as they were accounted for as derivatives. (See Note 5(b))

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following tables present certain information about the Company’s MBS and CRT securities at December 31, 2016 and 2015:

December 31, 2016

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$2,879,807	$108,310	$(51)	$—	$2,988,066	$3,014,464	$45,706	$(19,308)	$26,398
Freddie Mac	693,945	26,736	—	—	723,285	716,209	4,809	(11,885)	(7,076)
Ginnie Mae	7,550	136	—	—	7,686	7,824	138	—	138
Total Agency MBS	3,581,302	135,182	(51)	—	3,719,037	3,738,497	50,653	(31,193)	19,460
Non-Agency MBS:
Expected to Recover Par (3)(4)	2,847,398	57	(24,273)	—	2,823,182	2,847,291	26,477	(2,368)	24,109
Expected to Recover Less than Par (3)	3,359,200	—	(253,918)	(694,241)	2,411,041	2,978,525	570,318	(2,834)	567,484
Total Non-Agency MBS (5)	6,206,598	57	(278,191)	(694,241)	5,234,223	5,825,816	596,795	(5,202)	591,593
Total MBS	9,787,900	135,239	(278,242)	(694,241)	8,953,260	9,564,313	647,448	(36,395)	611,053
CRT securities (6)	384,993	3,312	(5,557)	—	382,748	404,850	22,105	(3)	22,102
Total MBS and CRT securities	$10,172,893	$138,551	$(283,799)	$(694,241)	$9,336,008	$9,969,163	$669,553	$(36,398)	$633,155

December 31, 2015

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$3,690,020	$139,243	$(59)	$—	$3,829,204	$3,865,485	$62,111	$(25,830)	$36,281
Freddie Mac	851,087	32,680	—	—	884,798	877,109	6,906	(14,595)	(7,689)
Ginnie Mae	9,296	164	—	—	9,460	9,650	190	—	190
Total Agency MBS	4,550,403	172,087	(59)	—	4,723,462	4,752,244	69,207	(40,425)	28,782
Non-Agency MBS:
Expected to Recover Par (3)(4)	2,906,878	73	(31,576)	—	2,875,375	2,878,532	23,300	(20,143)	3,157
Expected to Recover Less than Par (3)	4,054,615	—	(280,606)	(787,541)	2,986,468	3,542,285	564,031	(8,214)	555,817
Total Non-Agency MBS (5)	6,961,493	73	(312,182)	(787,541)	5,861,843	6,420,817	587,331	(28,357)	558,974
Total MBS	11,511,896	172,160	(312,241)	(787,541)	10,585,305	11,173,061	656,538	(68,782)	587,756
CRT securities	192,000	—	(5,689)	—	186,311	183,582	418	(3,147)	(2,729)
Total MBS and CRT securities	$11,703,896	$172,160	$(317,930)	$(787,541)	$10,771,616	$11,356,643	$656,956	$(71,929)	$585,027

(1) Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed at December 31, 2016 reflect Credit Reserve of $675.6 million and OTTI of $18.6 million. Amounts disclosed at December 31, 2015 reflect Credit Reserve of $766.0 million and OTTI of $21.5 million.
(2) Includes principal payments receivable of $2.6 million and $1.0 million at December 31, 2016 and 2015, respectively, which are not included in the Principal/Current Face.
(3) Based on management’s current estimates of future principal cash flows expected to be received.
(4) At December 31, 2016, 3 Year Step-up securities had a $2.7 billion Principal/Current face, $2.7 billion amortized cost and $2.7 billion fair value. At December 31, 2015, 3 Year Step-up securities had a $2.6 billion Principal/Current face, $2.6 billion amortized cost and $2.6 billion fair value.
(5) At December 31, 2016 and 2015, the Company expected to recover approximately 89% and 89%, respectively, of the then-current face amount of Non-Agency MBS.
(6) Amounts disclosed at December 31, 2016 includes CRT securities with a fair value of $271.2 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $12.7 million and net unrealized losses of approximately $3,000 at December 31, 2016. Amounts disclosed at December 31, 2015 includes CRT securities with a fair value of $62.2 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $332,000, gross unrealized losses of approximately $555,000 and net unrealized losses of approximately $223,000 at December 31, 2015.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Unrealized Losses on MBS and CRT Securities

The following table presents information about the Company’s MBS and CRT securities that were in an unrealized loss position at December 31, 2016:

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
(Dollars in Thousands)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS:
Fannie Mae	$380,834	$3,207	76	$933,019	$16,101	156	$1,313,853	$19,308
Freddie Mac	276,595	4,838	47	248,498	7,047	65	525,093	11,885
Total Agency MBS	657,429	8,045	123	1,181,517	23,148	221	1,838,946	31,193
Non-Agency MBS:
Expected to Recover Par (1)	691,114	1,426	19	196,431	942	14	887,545	2,368
Expected to Recover Less than Par (1)	37,344	310	8	94,320	2,524	14	131,664	2,834
Total Non-Agency MBS	728,458	1,736	27	290,751	3,466	28	1,019,209	5,202
Total MBS	1,385,887	9,781	150	1,472,268	26,614	249	2,858,155	36,395
CRT securities (2)	2,503	3	1	—	—	—	2,503	3
Total MBS and CRT securities	$1,388,390	$9,784	151	$1,472,268	$26,614	249	$2,860,658	$36,398

(1) Based on management’s current estimates of future principal cash flows expected to be received.
(2) Amounts disclosed at December 31, 2016 includes CRT securities with a fair value of $2.5 million for which the fair value option has been elected. Such securities have unrealized losses of $3,000 at December 31, 2016.

At December 31, 2016, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency MBS were $31.2 million at December 31, 2016.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2016 any unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency MBS (including Non-Agency MBS transferred to consolidated VIEs) were $5.2 million at December 31, 2016.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

The Company recognized credit-related OTTI losses through earnings related to its Non-Agency MBS of $485,000 and $705,000 during the years ended December 31, 2016 and 2015. The Company did not recognize any credit-related OTTI losses through earnings related to its investments during the year ended 2014.

Non-Agency MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for these Non-Agency MBS is based on its review of the underlying mortgage

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

The following table presents the composition of OTTI charges recorded by the Company for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Total OTTI losses	$(1,255)	$(525)	$—
OTTI recognized in/(reclassified from) OCI	770	(180)	—
OTTI recognized in earnings	$(485)	$(705)	$—

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Credit loss component of OTTI at beginning of period	$36,820	$36,115	$36,115
Additions for credit related OTTI not previously recognized	314	461	—
Subsequent additional credit related OTTI recorded	171	244	—
Credit loss component of OTTI at end of period	$37,305	$36,820	$36,115

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
	2016		2015
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(787,541)	$(312,182)	$(900,557)	$(399,564)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	(15,543)	1,832
Impact of RMBS Issuer settlement (2)	—	(59,900)	—	—
Accretion of discount	—	80,548	—	93,173
Realized credit losses	64,217	—	80,821	—
Purchases	(25,999)	13,094	(1,200)	(4,925)
Sales	17,863	37,953	8,525	38,420
Net impairment losses recognized in earnings	(485)	—	(705)	—
Transfers/release of credit reserve	37,704	(37,704)	41,118	(41,118)
Balance at end of period	$(694,241)	$(278,191)	$(787,541)	$(312,182)

(1) Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of approximately $61.8 million and $7.0 million of cash proceeds (a one-time payment) received by the Company during the year ended December 31, 2016 in connection with the settlements of litigation related to certain Countrywide and Citigroup sponsored residential mortgage backed securitization trusts, respectively.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the years ended December 31, 2016, 2015, and 2014:

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$585,250	$813,515	$752,912
Unrealized (loss)/gain on Agency MBS, net	(9,322)	(51,332)	65,739
Unrealized gain/(loss) on Non-Agency MBS, net	81,882	(143,558)	29,812
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	4,537	—
Reclassification adjustment for MBS sales included in net income	(36,922)	(37,207)	(34,948)
Reclassification adjustment for OTTI included in net income	(485)	(705)	—
Change in AOCI from AFS securities	35,153	(228,265)	60,603
Balance at end of period	$620,403	$585,250	$813,515

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Sales of MBS

During 2016, the Company sold certain Non-Agency MBS for $85.6 million, realizing gross gains of $35.8 million.  During 2015, the Company sold certain Non-Agency MBS for $70.7 million, realizing gross gains of $34.9 million.  During 2014, the Company sold certain Non-Agency MBS for $123.9 million realizing gross gains of $37.5 million. The Company has no continuing involvement with any of the sold MBS.

Interest Income on MBS and CRT Securities

The following table presents components of interest income on the Company’s MBS and CRT securities for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Agency MBS
Coupon interest	$119,966	$147,066	$189,355
Effective yield adjustment (1)	(36,897)	(41,231)	(46,812)
Interest income	$83,069	$105,835	$142,543

Legacy Non-Agency MBS
Coupon interest	$154,057	$183,349	$212,073
Effective yield adjustment (2)	78,443	91,003	103,491
Interest income	$232,500	$274,352	$315,564

3 Year Step-up securities
Coupon interest	$100,032	$87,429	$898
Effective yield adjustment (1)	2,108	1,789	(132)
Interest income	$102,140	$89,218	$766

CRT securities
Coupon interest	$13,023	$5,844	$665
Effective yield adjustment (2)	1,747	728	107
Interest income	$14,770	$6,572	$772

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

4. Residential Whole Loans

Included on the Company’s consolidated balance sheets as of December 31, 2016 and 2015 are approximately $1.4 billion and $895.1 million, respectively, of residential whole loans arising from the Company’s 100% equity interest in certificates issued by certain trusts established to acquire the loans. Based on its evaluation of these interests and other factors, the Company has determined that the trusts are required to be consolidated for financial reporting purposes.

Residential Whole Loans at Carrying Value

Residential whole loans at carrying value totaled approximately $590.5 million and $271.8 million at December 31, 2016 and 2015, respectively. The carrying value reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. The carrying value is reduced by any allowance for loan losses established subsequent to acquisition.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

As of December 31, 2016 the Company had established an allowance for loan losses of approximately $1.0 million on its residential whole loan pools held at carrying value. For the year ended December 31, 2016, a net reversal of provision for loan losses of approximately $175,000 was recorded, which is included in Operating and Other expense on the Company’s consolidated statements of operations. For the years ended December 31, 2015 and 2014, a net provision for loan losses of approximately $1.0 million and $137,000 was recorded, respectively.

The following table presents the activity in the Company’s allowance for loan losses on its residential whole loan pools at carrying value for the years ended December 31, 2016, 2015 and 2014:

(In Thousands)	For the Year Ended December 31,
	2016	2015	2014
Balance at the beginning of period	$1,165	$137	$—
(Reversal of provisions)/provisions for loan losses	(175)	1,028	137
Balance at the end of period	$990	$1,165	$137

The following table presents information regarding estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the residential whole loans held at carrying value acquired by the Company for the years ended December 31, 2016, 2015 and 2014:

(In Thousands)	For the Year Ended December 31,
	2016	2015
Contractually required principal and interest	$662,747	$160,806
Contractual cash flows not expected to be collected (non-accretable yield)	(117,694)	(27,040)
Expected cash flows to be collected	545,053	133,766
Interest component of expected cash flows (accretable yield)	(181,534)	(51,413)
Fair value at the date of acquisition	$363,519	$82,353

The following table presents accretable yield activity for the Company’s residential whole loans held at carrying value for the years ended December 31, 2016 and 2015:

(In Thousands)	For the Year Ended December 31,
	2016	2015
Balance at beginning of period	$175,271	$133,012
Additions	181,534	51,413
Accretion	(23,916)	(15,511)
Reclassifications from non-accretable difference, net	1,490	6,357
Balance at end of period	$334,379	$175,271

Accretable yield for residential whole loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represent the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from non-accretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and non-accretable yield and the accretion of interest income are based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded during the year ended December 31, 2016 is not necessarily indicative of future results.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

The following table presents information regarding the Company’s residential whole loans held at fair value at December 31, 2016 and 2015:

(Dollars in Thousands)	December 31, 2016	December 31, 2015
Outstanding principal balance	$966,276	$786,330
Aggregate fair value	$814,682	$623,276
Number of loans	3,812	3,143

During the years ended December 31, 2016, 2015 and 2014, the Company recorded net gains on residential whole loans held at fair value of $59.7 million, $17.7 million and $116,000, respectively.

The following table presents the components of Net gain on residential whole loans held at fair value for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Coupon payments and other income received	$23,017	$9,304	$504
Net unrealized gains/(losses)	31,254	6,539	(427)
Net gain on payoff/liquidation of loans	5,413	1,879	39
Total	$59,684	$17,722	$116

5.    Other Assets

The following table presents the components of the Company’s Other assets at December 31, 2016 and 2015:

(In Thousands)	December 31, 2016	December 31, 2015
REO	$80,503	$28,026
Interest receivable	27,795	29,002
Swaps, at fair value	233	1,127
Goodwill	7,189	7,189
Prepaid and other assets	164,575	101,455
Total Other Assets	$280,295	$166,799

(a) Real Estate Owned

At December 31, 2016, the Company had 447 REO properties with an aggregate carrying value of $80.5 million. At December 31, 2015, the Company had 182 REO properties with an aggregate carrying value of $28.0 million.

During the years ended December 31, 2016 and 2015, the Company reclassified 517 and 186 mortgage loans to REO at an aggregate estimated fair value less estimated selling costs of $91.9 million and $30.1 million, respectively at the time of transfer. Such transfers occur when the Company takes possession of the property by foreclosing on the borrower or completes a “deed-in-lieu of foreclosure” transaction.

At December 31, 2016, $79.3 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

addition, formal foreclosure proceedings were in process with respect to $29.6 million of residential whole loans at carrying value and $501.8 million of residential whole loans at fair value at December 31, 2016.

During the year ended December 31, 2016, the Company sold 256 REO properties for consideration of $37.9 million, realizing net gains of approximately $3.2 million. During the year ended December 31, 2015, the Company sold 63 REO properties for consideration of $6.5 million, realizing net gains of approximately $76,000. These amounts are included in Other, net on the Company’s consolidated statements of operations. The Company did not sell any REO properties during the year ended December 31, 2014. In addition, following an updated assessment of liquidation amounts expected to be realized that was performed on all REO held at the end of each quarter during the years ended December 31, 2016 and 2015, an aggregate downward adjustment of approximately $7.5 million and $3.5 million was recorded to reflect certain REO properties at the lower of cost or estimated fair value for the years ended December 31, 2016 and 2015, respectively.

The following table presents the activity in the Company’s REO for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,
(In Thousands)	2016	2015
Balance at beginning of period	$28,026	$5,492
Adjustments to record at lower of cost or fair value	(7,527)	(3,475)
Transfer from residential whole loans (1)	91,896	30,104
Purchases and capital improvements	2,825	2,461
Disposals	(34,717)	(6,556)
Balance at end of period	$80,503	$28,026

(1)  Includes net gain recorded on transfer of approximately $2.9 million and $1.7 million, respectively, for the years ended December 31, 2016 and 2015.

(b) Derivative Instruments

The Company’s derivative instruments are currently comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. Prior to 2015, the Company had also entered into Linked Transactions, which were not designated as hedging instruments. (See Notes 2(p) and below) The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at December 31, 2016 and 2015:

			December 31,
			2016		2015
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Non-cleared legacy Swaps (1)	Hedging	Assets	$350,000	$233	$450,000	$1,127
Non-cleared legacy Swaps (1)	Hedging	Liabilities	$—	$—	$50,000	$(59)
Cleared Swaps (2)	Hedging	Liabilities	$2,550,000	$(46,954)	$2,550,000	$(70,467)

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

clearing house are subject to initial margin requirements. Certain derivative contracts provide for cross collateralization with repurchase agreements with the same counterparty.

A number of the Company’s Swap contracts include financial covenants, which, if breached, could cause an event of default or early termination event to occur under such agreements.  Such financial covenants include minimum net worth requirements and maximum debt-to-equity ratios.  If the Company were to cause an event of default or trigger an early termination event pursuant to one of its Swap contracts, the counterparty to such agreement may have the option to terminate all of its outstanding Swap contracts with the Company and, if applicable, any close-out amount due to the counterparty upon termination of the Swap contracts would be immediately payable by the Company.  The Company was in compliance with all of its financial covenants through December 31, 2016.  At December 31, 2016, the aggregate fair value of assets needed to immediately settle Swap contracts that were in a liability position to the Company, if so required, was approximately $48.0 million, including accrued interest payable of approximately $1.0 million.

The following table presents the assets pledged as collateral against the Company’s Swap contracts at December 31, 2016 and 2015:

	December 31,
(In Thousands)	2016	2015
Agency MBS, at fair value	$32,468	$38,569
Restricted cash	53,849	70,573
Total assets pledged against Swaps	$86,317	$109,142

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At December 31, 2016, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the years ended December 31, 2016 and 2015.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company did not recognize any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness during any of the three years ended December 31, 2016.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

At December 31, 2016, the Company had Swaps designated in hedging relationships with an aggregate notional amount of $2.9 billion, which had net unrealized losses of $46.7 million, and extended 35 months on average with a maximum term of approximately 80 months.

The following table presents certain information with respect to the Company’s Swap activity during the year ended December 31, 2016:

(Dollars in Thousands)	December 31, 2016
New Swaps:
Aggregate notional amount	$—
Weighted average fixed-pay rate	—%
Initial maturity date	N/A
Number of new Swaps	—
Swaps amortized/expired:
Aggregate notional amount	$150,000
Weighted average fixed-pay rate	1.03%

The following table presents information about the Company’s Swaps at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$50,000	2.13%	0.42%
Over 30 days to 3 months	50,000	0.67	0.64	—	—	—
Over 3 months to 6 months	300,000	0.57	0.66	—	—	—
Over 6 months to 12 months	—	—	—	100,000	0.48	0.32
Over 12 months to 24 months	550,000	1.49	0.71	350,000	0.58	0.27
Over 24 months to 36 months	200,000	1.71	0.76	550,000	1.49	0.32
Over 36 months to 48 months	1,500,000	2.22	0.74	200,000	1.71	0.42
Over 48 months to 60 months	200,000	2.20	0.75	1,500,000	2.22	0.36
Over 60 months to 72 months	—	—	—	200,000	2.20	0.30
Over 72 months to 84 months (3)	100,000	2.75	0.74	—	—	—
Over 84 months	—	—	—	100,000	2.75	0.40
Total Swaps	$2,900,000	1.87%	0.72%	$3,050,000	1.82%	0.34%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.
(3) At December 31, 2016, reflects one Swap with a maturity date of July 2023.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(Dollars in Thousands)	2016	2015	2014
Interest expense attributable to Swaps	$40,898	$53,759	$69,842
Weighted average Swap rate paid	1.82%	1.86%	1.93%
Weighted average Swap rate received	0.48%	0.19%	0.16%

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
AOCI from derivative hedging instruments:
Balance at beginning of period	$(69,399)	$(59,062)	$(15,217)
Unrealized gain/(loss) on Swaps, net	22,678	(10,337)	(44,292)
Reclassification of unrealized loss on de-designated Swaps	—	—	447
Balance at end of period	$(46,721)	$(69,399)	$(59,062)

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

31, 2014 was reclassified from Accumulated deficit to AOCI. These reclassification adjustments had no net impact on the Company’s overall Total Stockholders’ Equity.

The following table presents certain information about the components of the unrealized net gains and net interest income from Linked Transactions included in the Company’s consolidated statements of operations for the year ended December 31, 2014:

(In Thousands)	For the Year Ended December 31, 2014
Interest income attributable to MBS underlying Linked Transactions	$24,443
Interest expense attributable to linked repurchase agreement borrowings underlying Linked Transactions	(8,028)
Change in fair value of Linked Transactions included in earnings	677
Unrealized net gains and net interest income from Linked Transactions	$17,092

(c)      Interest Receivable

The following table presents the Company’s interest receivable by investment category at December 31, 2016 and 2015:

	December 31,
(In Thousands)	2016	2015
MBS interest receivable:
Fannie Mae	$7,402	$8,999
Freddie Mac	1,802	2,177
Ginnie Mae	14	15
Non-Agency MBS	13,435	15,438
Total MBS interest receivable	22,653	26,629
Residential whole loans	4,415	2,259
CRT securities	254	92
Money market and other investments	473	22
Total interest receivable	$27,795	$29,002

6.      Repurchase Agreements and Other Advances

Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and are collateralized by the Company’s MBS, U.S. Treasury securities (obtained as part of a reverse repurchase agreement), CRT securities, residential whole loans and cash, and bear interest that is generally LIBOR-based.  (See Notes 2(k) and 7)  At December 31, 2016, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 19 days and an effective repricing period of 12 months, including the impact of related Swaps.  At December 31, 2015, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 21 days and an effective repricing period of 18 months, including the impact of related Swaps.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at December 31, 2016 and 2015:

(Dollars in Thousands)	December 31, 2016	December 31, 2015
Repurchase agreement borrowings secured by Agency MBS	$3,095,020	$2,727,542
Fair value of Agency MBS pledged as collateral under repurchase agreements	$3,280,689	$2,881,049
Weighted average haircut on Agency MBS (1)	4.67%	4.67%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS	$1,690,937	$1,960,222
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements (2)	$2,317,708	$2,818,968
Weighted average haircut on Legacy Non-Agency MBS (1)	24.01%	25.84%
Repurchase agreement borrowings secured by 3 Year Step-up securities	$2,078,684	$2,080,163
Fair value of 3 Year Step-up securities pledged as collateral under repurchase agreements	$2,660,491	$2,625,866
Weighted average haircut on 3 Year Step-up securities (1)	22.28%	21.05%
Repurchase agreements secured by U.S. Treasuries	$504,572	$504,760
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$510,767	$507,443
Weighted average haircut on U.S. Treasuries (1)	1.60%	1.60%
Repurchase agreements secured by CRT securities	$271,205	$128,465
Fair value of CRT securities pledged as collateral under repurchase agreements	$357,488	$170,352
Weighted average haircut on CRT securities (1)	23.22%	25.04%
Repurchase agreements secured by residential whole loans (3)	$832,060	$487,750
Fair value of residential whole loans pledged as collateral under repurchase agreements	$1,175,088	$684,136
Weighted average haircut on residential whole loans (1)	25.03%	27.69%

(1)  Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount
(2)  Includes $172.4 million and $570.5 million of Legacy Non-Agency MBS acquired from consolidated VIEs at December 31, 2016 and 2015, respectively, that are eliminated from the Company’s consolidated balance sheets.
(3) Excludes $210,000 and $1.3 million of unamortized debt issuance costs at December 31, 2016 and 2015, respectively.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
Time Until Interest Rate Reset	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$7,284,062	1.77%	$7,054,483	1.44%
Over 30 days to 3 months	1,188,416	1.91	734,955	1.79
Over 3 months to 12 months	—	—	99,464	2.36
Total repurchase agreements	$8,472,478	1.79%	$7,888,902	1.48%
Less debt issuance costs	$210		$1,280
Total repurchase agreements less debt issuance costs	$8,472,268		$7,887,622

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements, all of which are accounted for as secured borrowings, at December 31, 2016 and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	December 31, 2016
Contractual Maturity	Agency MBS	Legacy Non-Agency MBS	3 Year Step-up Securities	U.S. Treasuries	CRT Securities	Residential Whole Loans	Total (1)	Weighted Average Interest Rate
(Dollars in Thousands)
Overnight	$—	$—	$—	$—	$—	$—	$—	—%
Within 30 days	2,768,277	1,006,956	1,379,254	504,572	267,316	—	5,926,375	1.67
Over 30 days to 3 months	326,743	433,244	467,873	—	3,889	117,839	1,349,588	1.76
Over 3 months to 12 months	—	250,737	231,557	—	—	714,221	1,196,515	2.72
Over 12 months	—	—	—	—	—	—	—	—
Total	$3,095,020	$1,690,937	$2,078,684	$504,572	$271,205	$832,060	$8,472,478	1.79%

Gross amount of recognized liabilities for repurchase agreements in Note 8							$8,472,268
Amounts related to repurchase agreements not included in offsetting disclosure in Note 8							$—

(1)	Excludes $210,000 of unamortized debt issuance costs at December 31, 2016.

The Company had repurchase agreements with 31 and 27 counterparties at December 31, 2016 and 2015, respectively.  The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2016:

	December 31, 2016
Counterparty	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
(Dollars in Thousands)
Wells Fargo (3)	AA-/Aa2/AA	$388,455	4	12.8%
RBC (4)	AA-/Aa3/AA	274,261	1	9.0
Goldman Sachs	BBB+/A3/A	211,377	2	7.0
Credit Suisse (5)	BBB+/Aa2/A-	191,594	3	6.3
UBS (6)	A+/A1/A+	167,127	6	5.5

(1) As rated at December 31, 2016 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published for these entities.
(2) The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.
(3)  Includes $295.3 million at risk with Wells Fargo Bank, NA and $93.2 million at risk with Wells Fargo Securities LLC.
(4) Includes $238.2 million at risk with RBC Barbados, $30.4 million at risk with Royal Bank of Canada and $5.7 million at risk with RBC Capital Markets LLC. Counterparty ratings are not published for RBC Barbados and RBC Capital Markets LLC.
(5) Includes $141.8 million at risk with Credit Suisse AG, Cayman Islands and $49.8 million at risk with Credit Suisse. Counterparty ratings are not published for Credit Suisse AG, Cayman Islands.
(6) Includes Non-Agency MBS pledged as collateral with contemporaneous repurchase and reverse repurchase agreements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

FHLB Advances

As of December 31, 2016 and 2015, MFA Insurance had $215.0 million and $1.5 billion in outstanding long-term secured FHLB advances with a weighted average borrowing rate of 0.78% and 0.50%, respectively. At December 31, 2016, the FHLB advances had a weighted average term to maturity of 3.67 years. However, MFA Insurance is required by amendments to FHLB membership regulations to terminate its membership and repay the outstanding advances by February 19, 2017. The Company’s FHLB advances outstanding at December 31, 2016 were all repaid in January 2017. Interest payable on outstanding FHLB advances at December 31, 2016 and 2015 totaled approximately $42,000 and $508,000, respectively, and is included in Other liabilities on the Company’s consolidated balance sheets.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements, derivative hedging instruments and FHLB advances at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$32,468	$—	$38,569	$—
Cash (1)	53,849	—	70,573	—
	86,317	—	109,142	—
Repurchase Agreement Borrowings:
Agency MBS	3,280,689	—	2,881,049	—
Legacy Non-Agency MBS (2)(3)	2,317,708	—	2,818,968	—
3 Year Step-up securities	2,660,491	—	2,625,866	—
U.S. Treasury securities	510,767	—	507,443	—
CRT securities	357,488	—	170,352	—
Residential whole loans	1,175,088	—	684,136	—
Cash (1)	4,614	—	965	—
	10,306,845	—	9,688,779	—
FHLB Advances:
Agency MBS	227,244	—	1,612,476	—
	227,244	—	1,612,476	—
Reverse Repurchase Agreements:
U.S. Treasury securities	—	510,767	—	507,443
	—	510,767	—	507,443
Total	$10,620,406	$510,767	$11,410,397	$507,443

(1) Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.
(2) Includes $172.4 million and $570.5 million of Legacy Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at December 31, 2016 and 2015, respectively, that are eliminated from the Company’s consolidated balance sheets.
(3) In addition, at December 31, 2016 and 2015, $688.2 million and $726.7 million of Legacy Non-Agency MBS, respectively, are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and other advances, and derivative hedging instruments at December 31, 2016:

	December 31, 2016
	Assets Pledged Under Repurchase Agreements and Other Advances			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value	Amortized Cost	Accrued Interest on Pledged Assets	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Assets
Agency MBS (1)	$3,507,933	$3,488,904	$8,654	$32,468	$33,216	$67	$3,549,122
Legacy Non-Agency MBS(2)(3)	2,317,708	1,841,401	8,613	—	—	—	2,326,321
3 Year Step-up securities	2,660,491	2,657,726	1,848	—	—	—	2,662,339
U.S. Treasuries	510,767	510,767	—	—	—	—	510,767
CRT securities	357,488	336,706	222	—	—	—	357,710
Residential whole loans (4)	1,175,088	1,162,212	3,248	—	—	—	1,178,336
Cash (5)	4,614	4,614	—	53,849	53,849	—	58,463
Total	$10,534,089	$10,002,330	$22,585	$86,317	$87,065	$67	$10,643,058

(1)  Includes Agency MBS pledged under FHLB advances with an aggregate fair value of $227.2 million, aggregate amortized cost of $226.6 million and aggregate accrued interest of approximately $597,000 at December 31, 2016.
(2) Includes $172.4 million of Legacy Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs at December 31, 2016, that are eliminated from the Company’s consolidated balance sheets.
(3)  In addition, at December 31, 2016, $688.2 million of Legacy Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.
(4) Includes residential whole loans held at carrying value with an aggregate fair value of $440.8 million and aggregate amortized cost of $427.9 million and residential whole loans held at fair value with an aggregate fair value and amortized cost of $732.4 million.
(5) Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

8.      Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and may potentially be offset on the Company’s consolidated balance sheets at December 31, 2016 and 2015:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
December 31, 2016
Swaps, at fair value	$233	$—	$233	$(233)	$—	$—
Total	$233	$—	$233	$(233)	$—	$—

December 31, 2015
Swaps, at fair value	$1,127	$—	$1,127	$(1,127)	$—	$—
Total	$1,127	$—	$1,127	$(1,127)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
December 31, 2016
Swaps, at fair value (2)	$46,954	$—	$46,954	$—	$(46,954)	$—
Repurchase agreements and other advances (3)(4)	8,687,478	—	8,687,478	(8,682,864)	(4,614)	—
Total	$8,734,432	$—	$8,734,432	$(8,682,864)	$(51,568)	$—

December 31, 2015
Swaps, at fair value (2)	$70,526	$—	$70,526	$—	$(70,526)	$—
Repurchase agreements and other advances (3)(4)	9,388,902	—	9,388,902	(9,387,937)	(965)	—
Total	$9,459,428	$—	$9,459,428	$(9,387,937)	$(71,491)	$—

(1) Amounts disclosed in the Financial Instruments column of the table above represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements and other advances, and derivative transactions.  Amounts disclosed in the Cash Collateral Pledged column of the table above represent amounts pledged as collateral against derivative transactions and repurchase agreements, and exclude excess collateral of $6.9 million and $47,000 at December 31, 2016 and 2015, respectively.
(2) The fair value of securities pledged against the Company’s Swaps was $32.5 million and $38.6 million at December 31, 2016 and 2015, respectively.
(3) The fair value of financial instruments pledged against the Company’s repurchase agreements and other advances was $10.5 billion and $11.3 billion at December 31, 2016 and 2015, respectively.
(4) Excludes $210,000 and $1.3 million of unamortized debt issuance costs at December 31, 2016 and 2015, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

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

10. Other Liabilities

The following table presents the components of the Company’s Other liabilities at December 31, 2016 and 2015:

(In Thousands)	December 31, 2016	December 31, 2015
Accrued interest payable	$14,129	$16,949
Swaps, at fair value	46,954	70,526
Dividends and dividend equivalents payable	74,657	74,575
Securitized debt	—	21,868
Accrued expenses and other liabilities	19,612	19,610
Total Other Liabilities	$155,352	$203,528

11.    Commitments and Contingencies

Lease Commitments

The Company pays monthly rent pursuant to two operating leases.  The lease term for the Company’s headquarters in New York, New York extends through May 31, 2020.  The lease provides for aggregate cash payments ranging over time of approximately $2.5 million per year, paid on a monthly basis, exclusive of escalation charges.  In addition, as part of this lease agreement, the Company has provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, the Company has a lease through December 31, 2021 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, lease payments totaling approximately $32,000, annually.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The Company recognized lease expense of $2.5 million, $2.6 million and $2.5 million for the years ended December 31, 2016, 2015 and 2014, respectively, which is included in Other general and administrative expense within the consolidated statements of operations.  At December 31, 2016, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments
(In Thousands)
2017	$2,553
2018	2,553
2019	2,553
2020	1,082
2021	32
Total	$8,773

12.    Stockholders’ Equity

(a) Preferred Stock

On April 15, 2013, the Company completed the issuance of 8.0 million shares of its 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) with a par value of $0.01 per share, and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. The Company’s Series B Preferred Stock is entitled to receive a dividend at a rate of 7.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up. Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing on April 15, 2018 (subject to the Company’s right, under limited circumstances, to redeem the Series B Preferred Stock prior to that date in order to preserve its qualification as a REIT) and upon certain specified change in control transactions in which the Company’s common stock and the acquiring or surviving entity common securities would not be listed on the New York Stock Exchange (the “NYSE”), the NYSE MKT or NASDAQ, or any successor exchange.
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2014 through December 31, 2016:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2016	November 22, 2016	December 6, 2016	December 30, 2016	$0.46875
	August 12, 2016	September 2, 2016	September 30, 2016	0.46875
	May 18, 2016	June 3, 2016	June 30, 2016	0.46875
	February 12, 2016	February 29, 2016	March 31, 2016	0.46875

2015	November 19, 2015	December 3, 2015	December 31, 2015	$0.46875
	August 24, 2015	September 9, 2015	September 30, 2015	0.46875
	May 18, 2015	June 2, 2015	June 30, 2015	0.46875
	February 13, 2015	February 27, 2015	March 31, 2015	0.46875

2014	November 21, 2014	December 5, 2014	December 31, 2014	$0.46875
	August 25, 2014	September 8, 2014	September 30, 2014	0.46875
	May 19, 2014	June 10, 2014	June 30, 2014	0.46875
	February 14, 2014	February 28, 2014	March 31, 2014	0.46875

(b)  Dividends on Common Stock
The following table presents cash dividends declared by the Company on its common stock from January 1, 2014 through December 31, 2016:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2016	December 14, 2016	December 28, 2016	January 31, 2017	$0.20	(1)
	September 15, 2016	September 28, 2016	October 31, 2016	0.20
	June 14, 2016	June 28, 2016	July 29, 2016	0.20
	March 11, 2016	March 28, 2016	April 29, 2016	0.20

2015	December 9, 2015	December 28, 2015	January 29, 2016	$0.20
	September 17, 2015	September 29, 2015	October 30, 2015	0.20
	June 15, 2015	June 29, 2015	July 31, 2015	0.20
	March 13, 2015	March 27, 2015	April 30, 2015	0.20

2014	December 9, 2014	December 26, 2014	January 30, 2015	$0.20
	September 17, 2014	September 29, 2014	October 31, 2014	0.20
	June 13, 2014	June 27, 2014	July 31, 2014	0.20
	March 10, 2014	March 28, 2014	April 30, 2014	0.20

(1)  At December 31, 2016, the Company had accrued dividends and dividend equivalents payable of $74.7 million related to the common stock dividend declared on December 14, 2016.

In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes.  However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the years ended December 31, 2016 and 2015, a portion of the Company’s common stock dividends

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

were deemed to be capitalized gains. For the year ended December 31, 2014, our common stock dividends were characterized as ordinary income to stockholders.

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 16, 2016, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (“SEC”) under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At December 31, 2016, 14.5 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the years ended December 31, 2016, 2015 and 2014, the Company issued 653,793, 162,373 and 4,526,855 shares of common stock through the DRSPP, raising net proceeds of approximately $4.7 million, $1.2 million and $35.6 million, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2016, the Company issued 31,382,785 shares pursuant to the DRSPP, raising net proceeds of $262.9 million.

(d)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock. The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the three years ended December 31, 2016. At December 31, 2016, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

(e)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016			2015			2014
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI
Balance at beginning of period	$585,250	$(69,399)	$515,851	$813,515	$(59,062)	$754,453	$752,912	$(15,217)	$737,695
OCI before reclassifications	72,560	22,678	95,238	(194,890)	(10,337)	(205,227)	95,551	(44,292)	51,259
Amounts reclassified from AOCI (1)	(37,407)	—	(37,407)	(37,912)	—	(37,912)	(34,948)	447	(34,501)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	—	4,537	—	4,537	—	—	—
Net OCI during period (2)	35,153	22,678	57,831	(228,265)	(10,337)	(238,602)	60,603	(43,845)	16,758
Balance at end of period	$620,403	$(46,721)	$573,682	$585,250	$(69,399)	$515,851	$813,515	$(59,062)	$754,453

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the years ended December 31, 2016, 2015, and 2014:

	For the Year Ended December 31,
	2016	2015	2014
Details about AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(36,922)	$(37,207)	$(34,948)	Gain on sales of MBS
OTTI recognized in earnings	(485)	(705)	—	Net impairment losses recognized in earnings
Total AFS Securities	(37,407)	(37,912)	(34,948)

Swaps designated as cash flow hedges:
De-designated Swaps	—	—	447	Other, net
Total Swaps designated as cash flow hedges	—	—	447
Total reclassifications for period	$(37,407)	$(37,912)	$(34,501)

At December 31, 2016 and 2015, the Company had unrealized losses recorded in AOCI of $1.7 million and $1.3 million, respectively, on securities for which OTTI had been recognized in earnings in prior periods.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

13.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2016	2015	2014
Numerator:
Net income	$312,668	$313,226	$313,504
Dividends declared on preferred stock	(15,000)	(15,000)	(15,000)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(1,628)	(1,539)	(1,106)
Net income available to common stockholders - basic and diluted	$296,040	$296,687	$297,398

Denominator:
Weighted average common shares for basic and diluted earnings per share (1)	371,122	372,114	369,048
Basic and diluted earnings per share	$0.80	$0.80	$0.81

(1) At December 31, 2016, the Company had an aggregate of 2.0 million equity instruments outstanding that were not included in the calculation of diluted EPS for the year ended December 31, 2016, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of approximately 29,000 shares of restricted common stock with a weighted average grant date fair value of $7.12 and approximately $2.0 million RSUs with a weighted average grant date fair value of $6.85.  These equity instruments may have a dilutive impact on future EPS.

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

 Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count towards this limit.  At December 31, 2016, approximately 8.2 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1.5 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock. Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board (the “Compensation Committee”) shall determine in its discretion. Payments made on the Company’s outstanding dividend equivalent rights that have been granted as a separate instrument are charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made payments in respect of such separate instruments of approximately $5,000, $16,000 and $69,000 during the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, there were no dividend

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

equivalent rights outstanding, which had been awarded separately from, but in connection with, grants of RSUs made in prior years.

The following table presents information about the Company’s dividend equivalents rights awarded as separate instruments at and for each of the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
	Number of Dividend Equivalent Rights
Outstanding at beginning of year:	8,215	24,402	218,225
Granted	—	—	—
Cancelled, forfeited or expired	(8,215)	(16,187)	(193,823)
Outstanding at end of year	—	8,215	24,402

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

The Company did not grant any stock options during the three years ended December 31, 2016. At December 31, 2016, the Company had no Options outstanding.  The following table presents information about the Company’s Options at and for the year ended December 31, 2014:

For the Year Ended December 31,
2014
	Number of Options	Weighted Average Exercise Price
Outstanding at beginning of year:	5,000	$8.40
Granted	—	—
Cancelled, forfeited or expired	(5,000)	8.40
Exercised	—	—
Outstanding at end of year	—	$—
Options exercisable at end of year	—	$—

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Restricted Stock

At December 31, 2016 and December 31, 2015, the Company had unrecognized compensation expense of approximately $203,000 and $807,000, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of approximately $55,000 and $193,000 on unvested shares of restricted stock at December 31, 2016 and December 31, 2015, respectively. The total fair value of restricted shares vested during the years ended December 31, 2016, 2015 and 2014 was approximately $4.3 million, $4.3 million and $5.7 million, respectively.  The unrecognized compensation expense at December 31, 2016 is expected to be recognized over a weighted average period of one year.

The following table presents information with respect to the Company’s restricted stock for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016		2015		2014
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of year:	110,920	$7.41	243,948	$7.48	443,967	$7.50
Granted	487,216	7.66	497,007	6.83	491,797	8.29
Vested (2)	(567,851)	7.64	(629,212)	6.98	(690,397)	8.07
Cancelled/forfeited	(1,317)	7.12	(823)	7.74	(1,419)	7.58
Outstanding at end of year	28,968	$7.12	110,920	$7.41	243,948	$7.48

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.
(2) All restrictions associated with restricted stock are removed on vesting.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of December 31, 2016 are designated to be settled in shares of the Company’s common stock.  All RSUs outstanding at December 31, 2016 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled. At December 31, 2016 and 2015, the Company had unrecognized compensation expense of $3.6 million and $4.0 million, respectively, related to RSUs.   The unrecognized compensation expense at December 31, 2016 is expected to be recognized over a weighted average period of 1.6 years.  A 0% forfeiture rate was assumed with respect to unvested RSUs at December 31, 2016.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table presents information with respect to the Company’s RSUs during the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31, 2016
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	1,138,930	$7.71	736,800	$5.66	1,875,730	$6.90
Granted (1)	420,695	6.81	307,500	4.81	728,195	5.96
Settled	(360,326)	7.75	(175,500)	5.21	(535,826)	6.92
Cancelled/forfeited	(5,000)	7.32	(5,000)	5.27	(10,000)	6.29
Outstanding at end of year	1,194,299	$7.38	863,800	$5.45	2,058,099	$6.57
RSUs vested but not settled at end of year	617,518	$7.45	293,800	$5.83	911,318	$6.93
RSUs unvested at end of year	576,781	$7.30	570,000	$5.25	1,146,781	$6.28

	For the Year Ended December 31, 2015
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	769,174	$7.55	449,300	$5.61	1,218,474	$6.84
Granted (2)	390,804	7.96	291,250	5.73	682,054	7.01
Settled	(17,298)	6.60	—	—	(17,298)	6.60
Cancelled/forfeited	(3,750)	7.97	(3,750)	5.73	(7,500)	6.85
Outstanding at end of year	1,138,930	$7.71	736,800	$5.66	1,875,730	$6.90
RSUs vested but not settled at end of year	554,023	$7.83	175,500	$5.21	729,523	$7.20
RSUs unvested at end of year	584,907	$7.59	561,300	$5.80	1,146,207	$6.71

	For the Year Ended December 31, 2014
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	490,099	$7.75	287,719	$4.32	777,818	$6.48
Granted (3)	357,015	7.22	273,800	5.87	630,815	6.64
Settled	(72,873)	7.28	(14,465)	4.71	(87,338)	6.86
Cancelled/forfeited	(5,067)	7.36	(97,754)	2.67	(102,821)	2.90
Outstanding at end of year	769,174	$7.55	449,300	$5.61	1,218,474	$6.84
RSUs vested but not settled at end of year	467,638	$7.81	175,500	$5.21	643,138	$7.10
RSUs unvested at end of year	301,536	$7.15	273,800	$5.87	575,336	$6.54

(1) The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs.  In determining the fair value for 615,000 of these awards granted in 2016, the Company applied:  (i) a weighted average volatility estimate of approximately 17%, which was determined considering historic volatility in the price of Company’s common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 1.20% based on the continuously compounded constant maturity treasury rate corresponding to a maturity

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 11%.  The weighted average grant date fair value for the remaining 113,195 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $7.20. There are no post vesting conditions on these awards.
(2) The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs.  In determining the fair value for 582,500 of these awards granted in 2015, the Company applied:  (i) a weighted average volatility estimate of approximately 18%, which was determined considering historic volatility in the price of Company’s common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 0.90% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 9%.  The weighted average grant date fair value for the remaining 99,554 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date ranging from $7.93 to $7.97. There are no post vesting conditions on these awards.
(3) The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs.  In determining the fair value for 547,600 of these awards granted in 2014, the Company applied:  (i) a weighted average volatility estimate of approximately 22%, which was determined considering historic volatility in the price of Company’s common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s common stock at the grant date; (ii) a weighted average risk-free rate of 0.73% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards; and (iii) an estimated annual dividend yield of 8%.  The weighted average grant date fair value for the remaining 83,215 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date ranging from $7.19 to $8.16. There are no post vesting conditions on these awards.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Restricted shares of common stock	$4,326	$4,373	$5,553
RSUs (1)	4,792	3,377	2,886
Dividend equivalent rights	44	82	146
Total	$9,162	$7,832	$8,585

(1) RSU expense for the year ended December 31, 2014 includes approximately $500,000 for a one-time grant to the Company’s chief executive officer.

(b)  Employment Agreements

At December 31, 2016, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
(In Thousands)	2016	2015	2014
Non-employee directors	$231	$(59)	$69
Total	$231	$(59)	$69

The Company distributed cash of $122,000, $109,000 and $119,000 to the participants of the Deferred Plans during the years ended December 31, 2016, 2015 and 2014, respectively.  The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2016 and 2015 that had not been distributed and the Company’s associated liability for such deferrals at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$1,066	$1,263	$601	$614
Total	$1,066	$1,263	$601	$614

(1)  Represents the cumulative amounts that were deferred by participants through December 31, 2016 and 2015, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2016, 2015 and 2014, the Company recognized expenses for matching contributions of $359,000, $309,000 and $237,000, respectively.

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
DECEMBER 31, 2016

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

Residential Whole Loans, at Fair Value

The Company determines the fair value of its residential whole loans held at fair value after considering valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans trading activity observed in the marketplace. The Company’s residential whole loans held at fair value are classified as Level 3 in the fair value hierarchy.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2016 and 2015, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at December 31, 2016

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$3,738,497	$—	$3,738,497
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	5,825,816	—	5,825,816
CRT securities	—	404,850	—	404,850
Securities obtained and pledged as collateral	510,767	—	—	510,767
Residential whole loans, at fair value	—	—	814,682	814,682
Swaps	—	233	—	233
Total assets carried at fair value	$510,767	$9,969,396	$814,682	$11,294,845
Liabilities:
Swaps	$—	$46,954	$—	$46,954
Obligation to return securities obtained as collateral	510,767	—	—	510,767
Total liabilities carried at fair value	$510,767	$46,954	$—	$557,721

Fair Value at December 31, 2015

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$4,752,244	$—	$4,752,244
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	6,420,817	—	6,420,817
CRT securities	—	183,582	—	183,582
Securities obtained and pledged as collateral	507,443	—	—	507,443
Residential whole loans, at fair value	—	—	623,276	623,276
Swaps	—	1,127	—	1,127
Total assets carried at fair value	$507,443	$11,357,770	$623,276	$12,488,489
Liabilities:
Swaps	$—	$70,526	$—	$70,526
Obligation to return securities obtained as collateral	507,443	—	—	507,443
Total liabilities carried at fair value	$507,443	$70,526	$—	$577,969

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents additional information for the years ended December 31, 2016 and 2015 about the Company’s residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	For the Year Ended December 31,
(In Thousands)	2016	2015
Balance at beginning of period	$623,276	$143,472
Purchases and capitalized advances	316,407	534,574
Changes in fair value recorded in Net gain on residential whole loans held at fair value	31,254	6,539
Collection of principal, net of liquidation gains/losses	(66,694)	(34,767)
Repurchases	(2,909)	—
Transfer to REO	(86,652)	(26,542)
Balance at end of period	$814,682	$623,276

The Company did not transfer any assets or liabilities from one level to another during the years ended December 31, 2016 and 2015.

Fair Value Methodology for Level 3 Financial Instruments

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of December 31, 2016 and 2015:

	December 31, 2016
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$253,287	Discounted cash flow	Discount rate	6.6%	5.0-7.7%
			Prepayment rate	7.6%	0.0-12.0%
			Default rate	2.9%	0.0-9.7%
			Loss severity	13.0%	0.0-77.5%

	$516,014	Liquidation model	Discount rate	7.7%	6.8-26.9%
			Annual change in home prices	1.7%	(9.2)-7.7%
			Liquidation timeline (in years)	1.6	0.1-4.4
			Current value of underlying properties (3)	$634	$5-$4,900
Total	$769,301

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

	December 31, 2015
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$113,166	Discounted cash flow	Discount rate	7.0%	6.0-8.7%
			Prepayment rate	6.6%	0.3-11.1%
			Default rate	3.1%	0.0-9.1%
			Loss severity	17.03%	10.0-79.4%

	$392,557	Liquidation model	Discount rate	6.9%	6.8-10.0%
			Annual change in home prices	1.3%	(5.5)-6.1%
			Liquidation timeline (in years)	1.6	0.7-4.4
			Current value of underlying properties (3)	$626	$14-$3,500
Total	$505,723

(1) Excludes approximately $45.4 million and $117.6 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at December 31, 2016 and 2015, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $320,000 and $305,000 as of December 31, 2016 and 2015, respectively.

The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company’s residential whole loans for which the fair value option was elected at December 31, 2016 and 2015:

	December 31, 2016			December 31, 2015
(In Thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Residential whole loans, at fair value
Total loans	$814,682	$966,174	$(151,492)	$623,276	$786,330	$(163,054)
Loans 90 days or more past due	$570,025	$695,282	$(125,257)	$493,640	$637,459	$(143,819)

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Agency MBS	$3,738,497	$3,738,497	$4,752,244	$4,752,244
Non-Agency MBS, including MBS transferred to consolidated VIEs	5,825,816	5,825,816	6,420,817	6,420,817
CRT securities	404,850	404,850	183,582	183,582
Securities obtained and pledged as collateral	510,767	510,767	507,443	507,443
Residential whole loans, at carrying value	590,540	621,548	271,845	289,696
Residential whole loans, at fair value	814,682	814,682	623,276	623,276
Cash and cash equivalents	260,112	260,112	165,007	165,007
Restricted cash	58,463	58,463	71,538	71,538
Swaps	233	233	1,127	1,127
Financial Liabilities (1):
Repurchase agreements	8,472,268	8,472,078	7,887,622	7,828,115
FHLB advances	215,000	215,000	1,500,000	1,500,000
Securitized debt	—	—	21,868	22,057
Obligation to return securities obtained as collateral	510,767	510,767	507,443	507,443
Senior Notes	96,733	101,111	96,697	101,391
Swaps	46,954	46,954	70,526	70,526

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

Residential Whole Loans at Carrying Value:  The Company determines the fair value of its residential whole loans held at carrying value after considering portfolio valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans and trading activity observed in the marketplace. The Company’s residential whole loans held at carrying value are classified as Level 3 in the fair value hierarchy.

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At December 31, 2016 and 2015, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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
DECEMBER 31, 2016

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

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. At December 31, 2016, the Company’s REO had an aggregate carrying value of $80.5 million and aggregate estimated fair value of $91.1 million. The Company’s REO is classified as Level 3 in the fair value hierarchy.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

As of December 31, 2016 and 2015, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $174.4 million and $598.3 million, respectively.  These assets are included in the Company’s consolidated balance sheets and disclosed as “Non-Agency MBS transferred to consolidated VIEs, at fair value”.  During the year ended December 31, 2016, the principal balance for the WFMLT Series 2012-RR1 A1 Bond was paid-off, thereby reducing the aggregate outstanding balance of credit support provided for the senior Non-Agency MBS sold to third-party investors in resecuritization transactions (“Senior Bonds”) issued by consolidated VIEs to zero. As of December 31, 2015, the aggregate outstanding balance of Senior Bonds issued by consolidated VIEs was $22.1 million.  These Senior Bonds are included in Other liabilities on the Company’s consolidated balance sheets and disclosed as “Securitized debt.”

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

For financial reporting purposes, the exchange transaction and termination of this financing structure did not result in any gain or loss to the Company as this resecuritization was accounted for as a financing transaction.  However, for purposes of determining REIT taxable income, this resecuritization transaction was originally accounted for as a sale of the underlying securities to the Trust and acquisition of beneficial interests issued by the Trust.  Because the fair value of the underlying securities received exceeded the Company’s tax basis in the remaining beneficial interests at the exchange date, the unwind of this resecuritization structure resulted in the Company recognizing taxable income currently estimated to be approximately $70.9 million or $0.19 per common share. In addition, the underlying securities originally transferred as part of this resecuritization are reported as Non-Agency MBS in the Company’s consolidated balance sheets at December 31, 2016 and interest income from the underlying securities from the date of exchange transaction through December 31, 2016 is reported as Interest income from Non-Agency MBS in the Company’s consolidated statements of operations.

 Prior to the completion of the Company’s first resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.

Residential Whole Loans

Included on the Company’s consolidated balance sheets as of December 31, 2016 and 2015 are a total of $1.4 billion and $895.1 million of residential whole loans, of which approximately $590.5 million and $271.8 million are reported at carrying value and $814.7 million and $623.3 million are reported at fair value, respectively. The inclusion of these assets arises from the Company’s 100% equity interest in certain trusts established to acquire the loans. Based on its evaluation of its 100% interest in these trusts and other factors, the Company has determined that the trusts are required to be consolidated for financial reporting purposes. During 2016, 2015 and 2014, the Company recognized interest income from residential whole loans reported at carrying value of approximately $23.9 million, $16.0 million and $4.1 million, respectively, which is included in Interest Income on the Company’s consolidated statements of operations. In addition, the Company recognized net gains on residential whole loans held at fair value during 2016, 2015 and 2014 of approximately $59.7 million, $17.7 million and $116,000, respectively, which amounts are included in Other Income, net on the Company’s consolidated statements of operations. (See Note 4)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016

17.  Summary of Quarterly Results of Operations (Unaudited)

	2016 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest income	$117,418	$114,507	$112,716	$112,528
Interest expense	(47,600)	(47,720)	(48,167)	(49,868)
Net interest income	69,818	66,787	64,549	62,660
Net impairment losses recognized in earnings	—	—	(485)	—
Net gain on residential whole loans held at fair value	11,881	14,470	18,701	14,632
Gain on sales of MBS	9,745	9,241	7,083	9,768
Other income	1,085	3,319	8,117	1,281
Operating and other expense	(14,459)	(14,867)	(14,954)	(15,704)
Net income	78,070	78,950	83,011	72,637
Preferred stock dividends	(3,750)	(3,750)	(3,750)	(3,750)
Net income available to common stock and participating securities	$74,320	$75,200	$79,261	$68,887
Earnings per Common Share - Basic and Diluted	$0.20	$0.20	$0.21	$0.18

	2015 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest income	$129,943	$123,995	$119,706	$118,499
Interest expense	(43,940)	(42,849)	(43,703)	(46,456)
Net interest income	86,003	81,146	76,003	72,043
Net impairment losses recognized in earnings	(407)	(298)	—	—
Net gain on residential whole loans held at fair value	2,034	3,224	5,565	6,899
Gain on sales of MBS	6,435	7,617	11,196	9,652
Other income/(loss)	311	(678)	(259)	(831)
Operating and other expense	(12,202)	(12,940)	(12,995)	(14,292)
Net income	82,174	78,071	79,510	73,471
Preferred stock dividends	(3,750)	(3,750)	(3,750)	(3,750)
Net income available to common stock and participating securities	$78,424	$74,321	$75,760	$69,721
Earnings per Common Share - Basic and Diluted	$0.21	$0.20	$0.20	$0.19

Schedule IV - Mortgage Loans on Real Estate

December 31, 2016

Asset Type	Number	Interest Rate	Maturity Date Range	Balance Sheet Reported Amount	Principal Amount of Loans Subject to Delinquent Principal or Interest
(Dollars in Thousands)
Residential Whole Loans at Carrying Value
Original loan balance $0 - $149,999	1,189	0.00% - 13.08%	3/1/2011-9/1/2057	$82,718	$16,826
Original loan balance $150,000 - $299,999	1,107	1.00% - 11.00%	2/1/2016-11/1/2064	168,636	19,800
Original loan balance $300,000 - $449,999	469	1.31% - 9.75%	3/1/2018-5/1/2062	126,681	15,258
Original loan balance greater than $449,999	461	1.25% - 8.50%	9/1/2018-12/1/2057	212,505	24,258
	3,226			$590,540	$76,142

Residential Whole Loans at Fair Value
Original loan balance $0 - $149,999	1,268	1.00% - 14.99%	2/1/2004-10/1/2056	$101,448	$71,868
Original loan balance $150,000 - $299,999	1,324	1.80% - 12.38%	6/1/2012-2/1/2057	217,555	176,177
Original loan balance $300,000 - $449,999	621	1.87% - 11.00%	7/1/2013-7/1/2056	176,389	155,087
Original loan balance greater than $449,999	599	0.00% - 10.88%	9/1/2013-12/1/2056	319,290	292,150
	3,812			$814,682	$695,282

	7,038			$1,405,222	$771,424

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

The following table summarizes the changes in the carrying amounts of residential whole loans during the year ended December 31, 2016:

	For the Year Ended December 31, 2016
(In Thousands)	Residential Whole Loans at Carrying Value	Residential Whole Loans at Fair Value
Beginning Balance	$271,845	$623,276
Additions during period:
Purchases and capitalized advances	363,089	316,407
Yield accreted	23,916	N/A
Deductions during period:
Collection of principal	(44,692)	(66,694)
Collection of interest	(21,428)	N/A
Changes in fair value recorded in Gain on loans recorded at fair value	N/A	31,254
Provision for loan loss	175	N/A
Repurchases	—	(2,909)
Transfer to REO	(2,365)	(86,652)
Ending Balance	$590,540	$814,682

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

In connection with the preparation of this Annual Report on Form 10-K, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2016, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2016. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (the “2013 COSO Framework”). As a result of this assessment, management concluded that, as of December 31, 2016, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 141 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MFA Financial, Inc.:

We have audited MFA Financial, Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MFA Financial, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 16, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

New York, New York
February 16, 2017

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We expect to file with the SEC, in April 2017 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about May 24, 2017.  The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

We have adopted a set of Corporate Governance Guidelines, which together with the charters of the three standing committees of our Board of Directors (Audit, Compensation, and Nominating and Corporate Governance), and our Code of Business Conduct and Ethics (which constitutes the Company’s code of ethics), provide the framework for the governance of the Company.  A complete copy of our Corporate Governance Guidelines, the charters of each of the Board committees and the Code of Business Conduct and Ethics (which applies not only to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, but also to all other employees of the Company) may be found by clicking on the “Company Information” link found at the top of our homepage at www.mfafinancial.com and then clicking on the “Corporate Governance” link (information from such site is not incorporated by reference into this Annual Report on Form 10-K).  You may also obtain free copies of these materials by writing to our General Counsel at the Company’s headquarters.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)         Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements.  The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 80 through 137 of this Annual Report on Form 10-K and are incorporated herein by reference.

(b)         Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

(c)   Financial Statement Schedules required by Regulation S-X

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2016.

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

MFA Financial, Inc.

Date: February 16, 2017	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 16, 2017	By	/s/	William S. Gorin
William S. Gorin
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 16, 2017	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

Date: February 16, 2017	By	/s/	Kathleen A. Hanrahan
Kathleen A. Hanrahan
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 16, 2017	By	/s/	George H. Krauss
George H. Krauss
Chairman and Director

Date: February 16, 2017	By	/s/	Stephen R. Blank
Stephen R. Blank
Director

Date: February 16, 2017	By	/s/	James A. Brodsky
James A. Brodsky
Director

Date: February 16, 2017	By	/s/	Richard J. Byrne
Richard J. Byrne
Director

Date: February 16, 2017	By	/s/	Laurie Goodman
Laurie Goodman
Director

Date:	By
Alan L. Gosule
Director

Date: February 16, 2017	By	/s/	Robin Josephs
Robin Josephs
Director

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K.  The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith.  All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference.  Exhibits numbered 10.1 through 10.27 are management contracts or compensatory plans or arrangements.

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

10.2    Employment Agreement, entered into as of November 4, 2016, by and between the Company and William S. Gorin (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated November 4, 2016 (Commission File No. 1-13991)).

10.3    Employment Agreement, entered into as of January 21, 2014, by and between the Company and Craig L. Knutson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.4    Employment Agreement, entered into as of November 4, 2016, by and between the Company and Craig L. Knutson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated November 4, 2016 (Commission File No. 1-13991)).

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

10.7    Employment Agreement, entered into as of March 1, 2010, by and between the Company and Sunil Yadav (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-13991)).

10.8    Amendment No. 1, dated February 9, 2015, to Employment Agreement, entered into as of March 1, 2010, by and between the Company and Sunil Yadav (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-13991)).

10.9    2010 Equity Compensation Plan, dated May 10, 2010 (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated May 10, 2010 (Commission File No. 1-13991)).

10.10    MFA Financial, Inc. Equity Compensation Plan (which is an amendment and restatement of the Company’s 2010 Equity Compensation Plan) (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 22, 2015 (Commission File No. 1-13991)).

10.11    Senior Officers Deferred Bonus Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated December 12, 2008 (Commission File No. 1-13991)).

10.12    Fourth Amended and Restated 2003 Non-Employee Directors Deferred Compensation Plan, as amended and restated through December 15, 2014.

10.13    Form of Incentive Stock Option Award Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-13991)).

10.14    Form of Non-Qualified Stock Option Award Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-13991)).

10.15    Form of Restricted Stock Award Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-13991)).

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

10.18    Form of Phantom Share Award Agreement (Time-Based Vesting) (Gorin and Knutson) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.19    Form of Phantom Share Award Agreement (Performance-Based Vesting) (Gorin and Knutson) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.20    Form of Phantom Share Award Agreement (Performance-Based Vesting) (Gorin and Knutson) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated January 11, 2017 (Commission File No. 1-13991)).

10.21    Form of Phantom Share Award Agreement (Vested Award) relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.22    Form of Phantom Share Award Agreement (Time-Based Vesting) relating to each of the Company’s Equity Compensation Plan and the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.23    Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to each of the Company’s Equity Compensation Plan and the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.24    Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated January 11, 2017 (Commission File No. 1-13991)).

10.25    Form of Dividend Equivalent Rights Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.26     Summary Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-13991)).

10.27    Modification to Compensation Payable to the Non-Executive Chairman of the Board (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016 (Commission File No. 1-13991)).

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

99.1    Notice of Blackout Period to Directors and Executive Officers of MFA Financial, Inc., dated December 22, 2016 (incorporated herein by reference to Exhibit 99.1 to the Company’s Form 8-K, dated December 22, 2016 (Commission File No. 1-13991)).

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