Form 10-Q
period 2017-06-30
MFA FINANCIAL, INC.
filed 2017-08-02
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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
Not Applicable
(Former name, former address and former fiscal year, if changed since last period)
_____________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

396,326,125 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 27, 2017.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEET

(In Thousands Except Per Share Amounts)	June 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”) and credit risk transfer (“CRT”) securities:
Agency MBS, at fair value ($3,125,864 and $3,540,401 pledged as collateral, respectively)	$3,248,007	$3,738,497
Non-Agency MBS, at fair value ($3,548,633 and $4,892,399 pledged as collateral, respectively) (1)	4,592,275	5,825,816
CRT securities, at fair value ($517,067 and $357,488 pledged as collateral, respectively)	636,315	404,850
Securities obtained and pledged as collateral, at fair value	370,837	510,767
Residential whole loans, at carrying value ($270,553 and $427,880 pledged as collateral, respectively) (2)	661,319	590,540
Residential whole loans, at fair value ($671,106 and $734,331 pledged as collateral, respectively) (2)	983,270	814,682
Cash and cash equivalents	745,480	260,112
Restricted cash	11,843	58,463
Other assets	287,470	280,295
Total Assets	$11,536,816	$12,484,022

Liabilities:
Repurchase agreements and other advances	$7,040,844	$8,687,268
Obligation to return securities obtained as collateral, at fair value	510,237	510,767
8% Senior Notes due 2042 (“Senior Notes”)	96,753	96,733
Payable for unsettled MBS and residential whole loans purchases	364,389	—
Other liabilities	249,949	155,352
Total Liabilities	$8,262,172	$9,450,120

Commitments and contingencies (See Note 11)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 396,311 and 371,854 shares issued and outstanding, respectively	3,963	3,719
Additional paid-in capital, in excess of par	3,214,701	3,029,062
Accumulated deficit	(576,482)	(572,641)
Accumulated other comprehensive income	632,382	573,682
Total Stockholders’ Equity	$3,274,644	$3,033,902
Total Liabilities and Stockholders’ Equity	$11,536,816	$12,484,022

(1)	Includes approximately $174.4 million of Non-Agency MBS transferred to consolidated VIEs at December 31, 2016. Such assets can be used only to settle the obligations of each respective VIE.

(2)
Includes approximately $134.1 million of Residential whole loans, at carrying value and $42.2 million of Residential whole loans, at fair value transferred to a consolidated VIE at June 30, 2017. Such assets can be used only to settle the obligations of the VIE.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2017	2016	2017	2016
Interest Income:
Agency MBS	$16,587	$21,592	$34,481	$45,589
Non-Agency MBS	74,217	83,765	156,460	169,917
CRT securities	7,846	3,222	14,222	5,914
Residential whole loans held at carrying value	8,503	5,758	17,193	10,195
Other interest-earning investments	1,957	—	3,656	—
Cash and cash equivalent investments	1,047	170	1,402	310
Interest Income	$110,157	$114,507	$227,414	$231,925

Interest Expense:
Repurchase agreements and other advances	$46,802	$45,574	$95,141	$90,969
Senior Notes and other interest expense	2,220	2,146	4,230	4,351
Interest Expense	$49,022	$47,720	$99,371	$95,320

Net Interest Income	$61,135	$66,787	$128,043	$136,605

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$—	$—	$(63)	$—
Portion of loss reclassed from other comprehensive income	(618)	—	(969)	—
Net Impairment Losses Recognized in Earnings	$(618)	$—	$(1,032)	$—

Other Income, net:
Net gain on residential whole loans held at fair value	$16,208	$15,742	$29,981	$28,090
Net gain on sales of MBS and U.S. Treasury securities	5,889	9,241	15,597	18,986
Other, net	14,847	2,047	19,359	2,665
Other Income, net	$36,944	$27,030	$64,937	$49,741

Operating and Other Expense:
Compensation and benefits	$7,573	$7,022	$15,366	$14,429
Other general and administrative expense	5,754	4,881	9,979	8,799
Loan servicing and other related operating expenses	4,199	2,964	8,608	6,098
Operating and Other Expense	$17,526	$14,867	$33,953	$29,326

Net Income	$79,935	$78,950	$157,995	$157,020
Less Preferred Stock Dividends	3,750	3,750	7,500	7,500
Net Income Available to Common Stock and Participating Securities	$76,185	$75,200	$150,495	$149,520

Earnings per Common Share - Basic and Diluted	$0.20	$0.20	$0.39	$0.40

Dividends Declared per Share of Common Stock	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Net income	$79,935	$78,950	$157,995	$157,020
Other Comprehensive Income/(Loss):
Unrealized (loss)/gain on Agency MBS, net	(11,157)	11,572	(19,209)	24,798
Unrealized gain on Non-Agency MBS, net	56,167	93,662	83,663	35,300
Reclassification adjustment for MBS sales included in net income	(5,656)	(8,688)	(15,602)	(19,651)
Reclassification adjustment for other-than-temporary impairments included in net income	(618)	—	(1,032)	—
Derivative hedging instrument fair value changes, net	(1,017)	(13,230)	10,880	(62,572)
Other Comprehensive Income/(Loss)	37,719	83,316	58,700	(22,125)
Comprehensive income before preferred stock dividends	$117,654	$162,266	$216,695	$134,895
Dividends declared on preferred stock	(3,750)	(3,750)	(7,500)	(7,500)
Comprehensive Income Available to Common Stock and Participating Securities	$113,904	$158,516	$209,195	$127,395

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2017
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	8,000	$80	371,854	$3,719	$3,029,062	$(572,641)	$573,682	$3,033,902
Net income	—	—	—	—	—	157,995	—	157,995
Issuance of common stock, net of expenses (1)	—	—	24,953	244	186,006	—	—	186,250
Repurchase of shares of common stock (1)	—	—	(496)	—	(3,892)	—	—	(3,892)
Equity based compensation expense	—	—	—	—	3,300	—	—	3,300
Accrued dividends attributable to stock-based awards	—	—	—	—	225	—	—	225
Dividends declared on common stock	—	—	—	—	—	(153,855)	—	(153,855)
Dividends declared on preferred stock	—	—	—	—	—	(7,500)	—	(7,500)
Dividends attributable to dividend equivalents	—	—	—	—	—	(481)	—	(481)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	47,820	47,820
Derivative hedging instrument fair value changes, net	—	—	—	—	—	—	10,880	10,880
Balance at June 30, 2017	8,000	$80	396,311	$3,963	$3,214,701	$(576,482)	$632,382	$3,274,644

	Six Months Ended June 30, 2016
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	8,000	$80	370,584	$3,706	$3,019,956	$(572,332)	$515,851	$2,967,261
Net income	—	—	—	—	—	157,020	—	157,020
Issuance of common stock, net of expenses (1)	—	—	647	4	596	—	—	600
Repurchase of shares of common stock (1)	—	—	(204)	—	(1,384)	—	—	(1,384)
Equity based compensation expense	—	—	—	—	3,038	—	—	3,038
Accrued dividends attributable to stock-based awards	—	—	—	—	(345)	—	—	(345)
Dividends declared on common stock	—	—	—	—	—	(148,438)	—	(148,438)
Dividends declared on preferred stock	—	—	—	—	—	(7,500)	—	(7,500)
Dividends attributable to dividend equivalents	—	—	—	—	—	(459)	—	(459)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	40,447	40,447
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	(62,572)	(62,572)
Balance at June 30, 2016	8,000	$80	371,027	$3,710	$3,021,861	$(571,709)	$493,726	$2,947,668

(1)  For the six months ended June 30, 2017 and 2016, includes approximately $3.9 million (496,325 shares) and $1.4 million (204,451 shares), respectively surrendered for tax purposes related to equity-based compensation awards.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$157,995	$157,020
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS and U.S. Treasury securities	(15,597)	(18,986)
Gain on sales of real estate owned	(2,039)	(1,107)
Gain on liquidation of residential whole loans	(2,059)	—
Other-than-temporary impairment charges	1,032	—
Accretion of purchase discounts on MBS and CRT securities and residential whole loans	(46,179)	(42,738)
Amortization of purchase premiums on MBS and CRT securities	16,002	17,417
Depreciation and amortization on real estate, fixed assets and other assets	439	565
Equity-based compensation expense	3,459	3,042
Unrealized gain on residential whole loans at fair value	(7,209)	(14,616)
Decrease/(increase) in other assets and other	960	(73,632)
(Decrease)/increase in other liabilities	(10,660)	9,141
Net cash provided by operating activities	$96,144	$36,106

Cash Flows From Investing Activities:
Principal payments on MBS and CRT securities and other investments	$2,461,731	$1,631,361
Proceeds from sales of MBS and U.S. Treasury securities	177,625	51,819
Purchases of MBS and CRT securities and other investments	(888,736)	(924,705)
Purchases of residential whole loans and capitalized advances	(9,408)	(256,299)
Principal payments on residential whole loans	69,615	47,104
Proceeds from sales of real estate owned	30,459	16,133
Redemption of Federal Home Loan Bank stock	10,422	36,395
Additions to leasehold improvements, furniture and fixtures	(333)	(247)
Net cash provided by investing activities	$1,851,375	$601,561

Cash Flows From Financing Activities:
Principal payments on repurchase agreements and other advances	$(39,588,099)	$(40,222,753)
Proceeds from borrowings under repurchase agreements and other advances	37,941,405	39,872,388
Proceeds from issuance of securitized debt	147,847	—
Principal payments on securitized debt	(2,652)	(22,057)
Payments made for securitization related costs	(1,008)	—
Payments made for margin calls and settlements on repurchase agreements and interest rate swap agreements (“Swaps”)	(40,478)	(181,400)
Proceeds from reverse margin calls and settlements on repurchase agreements and Swaps	51,517	89,700
Proceeds from issuances of common stock	186,250	600
Dividends paid on preferred stock	(7,500)	(7,500)
Dividends paid on common stock and dividend equivalents	(149,433)	(148,887)
Net cash used in financing activities	$(1,462,151)	$(619,909)
Net increase in cash and cash equivalents	$485,368	$17,758
Cash and cash equivalents at beginning of period	$260,112	$165,007
Cash and cash equivalents at end of period	$745,480	$182,765

Non-cash Investing and Financing Activities:
Net decrease in securities obtained as collateral/obligation to return securities obtained as collateral	$(2,782)	$(11,675)
Transfer from residential whole loans to real estate owned	$58,444	$44,991
Dividends and dividend equivalents declared and unpaid	$79,559	$74,584

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

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

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2017 and results of operations for all periods presented have been made.  The results of operations for the three and six months ended June 30, 2017 should not be construed as indicative of the results to be expected for the full year.

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

The consolidated financial statements of the Company include the accounts of all subsidiaries; all intercompany accounts and transactions have been eliminated. In addition, the Company consolidates entities established to facilitate its loan securitization transaction as well as related to the acquisition of residential whole loans. Certain prior period amounts have been reclassified to conform to the current period presentation.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

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
JUNE 30, 2017

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
JUNE 30, 2017

(c)  Securities Obtained and Pledged as Collateral/Obligation to Return Securities Obtained as Collateral

The Company has obtained securities as collateral under collateralized financing arrangements in connection with its financing strategy for Non-Agency MBS.  Securities obtained as collateral in connection with these transactions are recorded on the Company’s consolidated balance sheets as an asset along with a liability representing the obligation to return the collateral obtained, at fair value.  While beneficial ownership of securities obtained remains with the counterparty, the Company has the right to transfer the collateral obtained or to pledge it as part of a subsequent collateralized financing transaction.  (See Note 2(k) for Repurchase Agreements and Reverse Repurchase Agreements)

(d)  Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

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

The Company’s residential whole loans pledged as collateral against repurchase agreements are included in the consolidated balance sheets with amounts pledged disclosed parenthetically.  Purchases and sales of residential whole loans are recorded on the trade date, with amounts recorded reflecting management’s current estimate of assets that will be acquired or disposed at the closing of the transaction. This estimate is subject to revision at the closing of the transaction, pending the outcome of due diligence performed prior to closing. Recorded amounts of residential whole loans for which the closing of the purchase transaction is yet to occur are not eligible to be pledged as collateral against any repurchase agreement financing until the closing of the purchase transaction. (See Notes 4, 7, 15 and 16)

Residential Whole Loans at Carrying Value

Notwithstanding that the majority of these loans are considered to be performing substantially in accordance with their current contractual terms and conditions, the Company has elected to account for these loans as credit impaired as they were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Substantially all of the borrowers have previously experienced payment delinquencies and the amount owed on the mortgage loan may exceed the value of the property pledged as collateral. Consequently, the Company has assessed that these loans have a higher likelihood of default than newly originated mortgage loans with LTVs of 80% or less to creditworthy borrowers. The Company believes that amounts paid to acquire these loans represent fair market value at the date of acquisition. Such loans are initially recorded at the purchase price with no allowance for loan losses. Subsequent to acquisition, the recorded amount reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. These loans are presented on the Company’s consolidated balance sheets at carrying value, which reflects the recorded amount reduced by any allowance for loan losses established subsequent to acquisition.

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
JUNE 30, 2017

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

Cash received reflecting coupon payments on residential whole loans held at fair value is not included in Interest Income, but rather is presented in Net gain on residential whole loans held at fair value on the Company’s consolidated statements of operations. Cash outflows associated with loan-related advances made by the Company on behalf of the borrower are included in the basis of the loan and are reflected in Net gain on residential whole loans held at fair value.

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at June 30, 2017 or December 31, 2016.  The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency, were $700.3 million and $208.9 million at June 30, 2017 and December 31, 2016, respectively.  (See Notes 7 and 15)

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties in connection with certain of the Company’s Swaps and/or repurchase agreements that is not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to repurchase agreement and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its Swaps and repurchase agreements of $11.8 million and $58.5 million at June 30, 2017 and December 31, 2016, respectively.  (See Notes 5(c), 6, 7 and 15)

(g)  Goodwill

At June 30, 2017 and December 31, 2016, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through June 30, 2017, the Company had not recognized any impairment against its goodwill. Goodwill is included in Other assets on the Company’s consolidated balance sheets.

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
JUNE 30, 2017

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

(j)  MBS Resecuritization, Loan Securitization and Other Debt Issuance Costs

MBS resecuritization and loan securitization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with various MBS resecuritization and loan securitization transactions completed by the Company.  Other debt issuance and related costs include costs incurred by the Company in connection with issuing Senior Notes and certain other repurchase agreement financings. These costs may include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges, are included on the Company’s consolidated balance sheets as a direct deduction from the corresponding debt liability. These deferred charges are amortized as an adjustment to interest expense using the effective interest method. For Senior Notes and other repurchase agreement financings, such costs are amortized over the shorter of the period to the expected or stated legal maturity of the debt instruments. The Company periodically reviews the recoverability of these deferred costs and in the event an impairment charge is required, such amount will be included in Operating and Other Expense on the Company’s consolidated statements of operations.

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
JUNE 30, 2017

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
JUNE 30, 2017

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

In addition, the Company has elected to treat certain of its subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business may be conducted through one or more TRS, its income earned by TRS may be subject to corporate income taxation. To maintain the Company’s REIT election, no more than 25% (or, for 2018 and subsequent taxable years, 20%) of the value of a REIT’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U.S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as a TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No deferred tax benefit was recorded by the Company for the six months ended June 30, 2017 and 2016, as a valuation allowance for the full amount of the associated deferred tax asset was recognized as its recovery is not considered more likely than not.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

 Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of June 30, 2017, December 31, 2016, or June 30, 2016. The Company filed its 2015 tax return prior to September 15, 2016. The Company’s tax returns for tax years 2011 and 2013 through 2015 are open to examination.

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

Swaps are carried on the Company’s consolidated balance sheets at fair value, in Other assets, if their fair value is positive, or in Other liabilities, if their fair value is negative.  Beginning in January 2017, variation margin payments on the Company’s Swaps that have been novated to a clearing house are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap. Changes in the fair value of the Company’s Swaps designated in hedging transactions are recorded in OCI provided that the hedge remains effective.  Changes in fair value for any ineffective amount of a Swap are recognized in earnings.  The Company has not recognized any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness.

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

As of June 30, 2017, all of the Company’s Swaps have been novated to a central clearing house. (See Notes 5(c), 7 and 15)

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
JUNE 30, 2017

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

The Company has in prior years entered into several MBS resecuritization transactions and during the second quarter of 2017, completed a loan securitization transaction which resulted in the Company consolidating the VIEs that were created to facilitate these transactions.  In determining the accounting treatment to be applied to these transactions, the Company concluded that the entities used to facilitate these transactions were VIEs and that they should be consolidated.  If the Company had determined that consolidation was not required, it would have then assessed whether the transfers of the underlying assets would qualify as sales or should be accounted for as secured financings under GAAP. (See Note 16)

The Company also includes on its consolidated balance sheets certain financial assets and liabilities that are acquired/issued by trusts and/or other special purpose entities that have been evaluated as being required to be consolidated by the Company under the applicable accounting guidance.

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
JUNE 30, 2017

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

The following tables present certain information about the Company’s MBS and CRT securities at June 30, 2017 and December 31, 2016:

June 30, 2017

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$2,493,469	$94,298	$(46)	$—	$2,587,721	$2,598,146	$32,459	$(22,034)	$10,425
Freddie Mac	627,249	24,183	—	—	653,044	642,758	2,971	(13,257)	(10,286)
Ginnie Mae	6,867	124	—	—	6,991	7,103	112	—	112
Total Agency MBS	3,127,585	118,605	(46)	—	3,247,756	3,248,007	35,542	(35,291)	251
Non-Agency MBS:
Expected to Recover Par (3)(4)	1,903,483	53	(26,737)	—	1,876,799	1,907,798	31,286	(287)	30,999
Expected to Recover Less than Par (3)	2,921,366	—	(231,230)	(626,498)	2,063,638	2,684,477	621,057	(218)	620,839
Total Non-Agency MBS (5)	4,824,849	53	(257,967)	(626,498)	3,940,437	4,592,275	652,343	(505)	651,838
Total MBS	7,952,434	118,658	(258,013)	(626,498)	7,188,193	7,840,282	687,885	(35,796)	652,089
CRT securities (6)	584,711	7,617	(4,281)	—	588,047	636,315	48,268	—	48,268
Total MBS and CRT securities	$8,537,145	$126,275	$(262,294)	$(626,498)	$7,776,240	$8,476,597	$736,153	$(35,796)	$700,357

December 31, 2016

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$2,879,807	$108,310	$(51)	$—	$2,988,066	$3,014,464	$45,706	$(19,308)	$26,398
Freddie Mac	693,945	26,736	—	—	723,285	716,209	4,809	(11,885)	(7,076)
Ginnie Mae	7,550	136	—	—	7,686	7,824	138	—	138
Total Agency MBS	3,581,302	135,182	(51)	—	3,719,037	3,738,497	50,653	(31,193)	19,460
Non-Agency MBS:
Expected to Recover Par (3)(4)	2,847,398	57	(24,273)	—	2,823,182	2,847,291	26,477	(2,368)	24,109
Expected to Recover Less than Par (3)	3,359,200	—	(253,918)	(694,241)	2,411,041	2,978,525	570,318	(2,834)	567,484
Total Non-Agency MBS (5)	6,206,598	57	(278,191)	(694,241)	5,234,223	5,825,816	596,795	(5,202)	591,593
Total MBS	9,787,900	135,239	(278,242)	(694,241)	8,953,260	9,564,313	647,448	(36,395)	611,053
CRT securities (6)	384,993	3,312	(5,557)	—	382,748	404,850	22,105	(3)	22,102
Total MBS and CRT securities	$10,172,893	$138,551	$(283,799)	$(694,241)	$9,336,008	$9,969,163	$669,553	$(36,398)	$633,155

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at June 30, 2017 reflect Credit Reserve of $611.2 million and OTTI of $15.3 million.  Amounts disclosed at December 31, 2016 reflect Credit Reserve of $675.6 million and OTTI of $18.6 million.

(2)	Includes principal payments receivable of $1.6 million and $2.6 million at June 30, 2017 and December 31, 2016, respectively, which are not included in the Principal/Current Face.

(3)	Based on management’s current estimates of future principal cash flows expected to be received.

(4)
Includes 3 Year Step-up securities, which at June 30, 2017 had a $1.7 billion Principal/Current face, $1.7 billion amortized cost and $1.7 billion fair value. At December 31, 2016, 3 Year Step-up securities had a $2.7 billion Principal/Current face, $2.7 billion amortized cost and $2.7 billion fair value.

(5)	At June 30, 2017 and December 31, 2016, the Company expected to recover approximately 87% and 89%, respectively, of the then-current face amount of Non-Agency MBS.

(6)
Amounts disclosed at June 30, 2017 includes CRT securities with a fair value of $497.0 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $32.1 million at June 30, 2017. Amounts disclosed at December 31, 2016 includes CRT securities with a fair value of $271.2 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $12.7 million and net unrealized losses of approximately $3,000 at December 31, 2016.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

Unrealized Losses on MBS and CRT Securities

The following table presents information about the Company’s MBS and CRT securities that were in an unrealized loss position at June 30, 2017:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(Dollars in Thousands)
Agency MBS:
Fannie Mae	$455,698	$3,956	103	$809,588	$18,078	157	$1,265,286	$22,034
Freddie Mac	258,941	5,648	49	226,159	7,609	65	485,100	13,257
Total Agency MBS	714,639	9,604	152	1,035,747	25,687	222	1,750,386	35,291
Non-Agency MBS:
Expected to Recover Par (1)	—	—	—	13,871	287	9	13,871	287
Expected to Recover Less than Par (1)	3,318	112	1	7,860	106	1	11,178	218
Total Non-Agency MBS	3,318	112	1	21,731	393	10	25,049	505
Total MBS	717,957	9,716	153	1,057,478	26,080	232	1,775,435	35,796
CRT securities	—	—	—	—	—	—	—	—
Total MBS and CRT securities	$717,957	$9,716	153	$1,057,478	$26,080	232	$1,775,435	$35,796

(1)	Based on management’s current estimates of future principal cash flows expected to be received.

At June 30, 2017, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency MBS were $35.3 million at June 30, 2017.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2017 any unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency MBS were $505,000 at June 30, 2017. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

The Company recognized credit-related OTTI losses through earnings related to its Non-Agency MBS of $618,000 and $1.0 million during the three and six months ended June 30, 2017, respectively. The Company did not recognize any credit-related OTTI losses through earnings related to its investments during the three and six ended June 30, 2016.

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
JUNE 30, 2017

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

The following table presents the composition of OTTI charges recorded by the Company for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Total OTTI losses	$—	$—	$(63)	$—
OTTI reclassified from OCI	(618)	—	(969)	—
OTTI recognized in earnings	$(618)	$—	$(1,032)	$—

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	Three Months Ended June 30,	Six Months Ended June 30,
(In Thousands)	2017	2017
Credit loss component of OTTI at beginning of period	$37,719	$37,305
Additions for credit related OTTI not previously recognized	—	63
Subsequent additional credit related OTTI recorded	618	969
Credit loss component of OTTI at end of period	$38,337	$38,337

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(653,337)	$(269,724)	$(757,564)	$(281,331)
Impact of RMBS Issuer Settlement (2)	—	—	—	(52,881)
Accretion of discount	—	20,223	—	19,511
Realized credit losses	13,139	—	15,729	—
Purchases	(484)	(1,520)	(6,581)	1,774
Sales	5,037	2,819	1,863	9,734
Net impairment losses recognized in earnings	(618)	—	—	—
Transfers/release of credit reserve	9,765	(9,765)	22,355	(22,355)
Balance at end of period	$(626,498)	$(257,967)	$(724,198)	$(325,548)

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(694,241)	$(278,191)	$(787,541)	$(312,182)
Impact of RMBS Issuer Settlement (2)	—	—	—	(52,881)
Accretion of discount	—	41,840	—	40,917
Realized credit losses	25,463	—	33,779	—
Purchases	(484)	(1,520)	(10,875)	3,380
Sales	24,778	(1,078)	13,883	21,774
Net impairment losses recognized in earnings	(1,032)	—	—	—
Transfers/release of credit reserve	19,018	(19,018)	26,556	(26,556)
Balance at end of period	$(626,498)	$(257,967)	$(724,198)	$(325,548)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.
(2) Includes the impact of approximately $61.8 million of cash proceeds (a one-time payment) received by the Company during the three months ended June 30, 2016 in connection with the settlement of litigation related to certain Countrywide-sponsored residential mortgage backed securitization trusts.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$629,487	$529,151	$620,403	$585,250
Unrealized (loss)/gain on Agency MBS, net	(11,157)	11,572	(19,209)	24,798
Unrealized gain on Non-Agency MBS, net	56,167	93,662	83,663	35,300
Reclassification adjustment for MBS sales included in net income	(5,656)	(8,688)	(15,602)	(19,651)
Reclassification adjustment for OTTI included in net income	(618)	—	(1,032)	—
Change in AOCI from AFS securities	38,736	96,546	47,820	40,447
Balance at end of period	$668,223	$625,697	$668,223	$625,697

Sales of MBS

During the three and six months ended June 30, 2017, the Company sold certain Non-Agency MBS for $16.9 million and $38.5 million, realizing gross gains of $5.9 million and $15.6 million, respectively.  During the three and six months ended June 30, 2016, the Company sold certain Non-Agency MBS for $19.8 million and $51.8 million, realizing gross gains of $9.2 million and $19.0 million, respectively. The Company has no continuing involvement with any of the sold MBS.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

 Interest Income on MBS and CRT Securities

The following table presents the components of interest income on the Company’s MBS and CRT securities for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Agency MBS
Coupon interest	$24,904	$30,848	$51,117	$62,980
Effective yield adjustment (1)	(8,317)	(9,256)	(16,636)	(17,391)
Interest income	$16,587	$21,592	$34,481	$45,589

Legacy Non-Agency MBS
Coupon interest	$32,444	$39,549	$67,108	$79,858
Effective yield adjustment (2)	19,586	19,302	41,028	39,216
Interest income	$52,030	$58,851	$108,136	$119,074

3 Year Step-up securities
Coupon interest	$21,549	$24,773	$47,512	$49,142
Effective yield adjustment (1)	638	141	812	1,701
Interest income	$22,187	$24,914	$48,324	$50,843

CRT securities
Coupon interest	$6,586	$2,807	$11,843	$5,163
Effective yield adjustment (2)	1,260	415	2,379	751
Interest income	$7,846	$3,222	$14,222	$5,914

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

4.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at June 30, 2017 and December 31, 2016 are approximately $1.6 billion and $1.4 billion, respectively, of residential whole loans arising from the Company’s interests in certain entities established to acquire the loans and entities in connection with its loan securitization transaction. The Company has assessed that these entities are required to be consolidated.

Residential Whole Loans, at Carrying Value

Residential whole loans, at carrying value totaled approximately $661.3 million and $590.5 million at June 30, 2017 and December 31, 2016, respectively. The carrying value reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. The carrying value is reduced by any allowance for loan losses established subsequent to acquisition. The Company had approximately 3,800 and 3,200 Residential whole loans held at carrying value at June 30, 2017 and December 31, 2016, respectively.

As of June 30, 2017 the Company had established an allowance for loan losses of approximately $375,000 on its residential whole loan pools held at carrying value. For the three and six months ended June 30, 2017, a net reversal of provision for loan losses of approximately $394,000 and $615,000 was recorded, respectively, which is included in Operating and Other Expense on the Company’s consolidated statement of operations. For the three and six months ended June 30, 2016, a net reversal of provision for loan losses of approximately $105,000 and $142,000 was recorded, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

The following table presents the activity in the Company’s allowance for loan losses on its residential whole loan pools held at carrying value for the three and six months ended June 30, 2017 and 2016:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at the beginning of period	$769	$1,128	$990	$1,165
Reversal of provisions for loan losses	(394)	(105)	(615)	(142)
Balance at the end of period	$375	$1,023	$375	$1,023

The following table presents information regarding estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the residential whole loans held at carrying value acquired by the Company for the three and six months ended June 30, 2017 and 2016:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (1)	2016	2017 (1)	2016
Contractually required principal and interest	$—	$42,234	$—	$241,326
Contractual cash flows not expected to be collected (non-accretable yield)	—	(6,374)	—	(35,037)
Expected cash flows to be collected	—	35,860	—	206,289
Interest component of expected cash flows (accretable yield)	—	(11,240)	—	(69,749)
Fair value at the date of acquisition	$—	$24,620	$—	$136,540

(1) Excluded from the table above are approximately $101.4 million of residential whole loans held at carrying value for which the closing of the purchase transaction had not occurred as of June 30, 2017.

The following table presents accretable yield activity for the Company’s residential whole loans held at carrying value for the three and six months ended June 30, 2017 and 2016:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (1)	2016	2017 (1)	2016
Balance at beginning of period	$325,551	$229,408	$334,379	$175,271
Additions	—	11,240	—	69,749
Accretion	(8,503)	(5,758)	(17,193)	(10,195)
Reclassifications from/(to) non-accretable difference, net	1,077	(363)	939	(298)
Balance at end of period	$318,125	$234,527	$318,125	$234,527

(1) Excluded from the table above are approximately $101.4 million of residential whole loans held at carrying value for which the closing of the purchase transaction had not occurred as of June 30, 2017.

Accretable yield for residential whole loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represent the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from non-accretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and non-accretable yield and the accretion of interest income are based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded during the three and six months ended June 30, 2017 is not necessarily indicative of future results.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

Residential Whole Loans, at Fair Value

Certain of the Company’s residential whole loans are presented at fair value on its consolidated balance sheets as a result of a fair value election made at time of acquisition. Subsequent changes in fair value are reported in current period earnings and presented in Net gain on residential whole loans held at fair value on the Company’s consolidated statements of operations.

The following table presents information regarding the Company’s residential whole loans held at fair value at June 30, 2017 and December 31, 2016:

(Dollars in Thousands)	June 30, 2017 (1)	December 31, 2016
Outstanding principal balance	$860,902	$966,174
Aggregate fair value	$744,072	$814,682
Number of loans	3,335	3,812
(1) Excluded from the table above are approximately $239.2 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of June 30, 2017.

During the three and six months ended June 30, 2017, the Company recorded net gains on residential whole loans held at fair value of $16.2 million and $30.0 million, respectively. During the three and six months ended June 30, 2016, the Company recorded net gains on residential whole loans held at fair value of $15.7 million and $28.1 million, respectively.

The following table presents the components of Net gain on residential whole loans held at fair value for the three and six months ended June 30, 2017 and 2016:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Coupon payments and other income received	$9,974	$5,333	$18,148	$9,734
Net unrealized gains	4,262	8,390	7,209	14,616
Net gain on payoff/liquidation of loans	752	747	1,619	2,001
Net gain on transfer to REO	1,220	1,272	3,005	1,739
Total	$16,208	$15,742	$29,981	$28,090

5.    Other Assets

The following table presents the components of the Company’s Other assets at June 30, 2017 and December 31, 2016:

(In Thousands)	June 30, 2017	December 31, 2016
REO	$104,443	$80,503
Corporate loan	100,201	85,800
Interest receivable	26,669	27,795
Swaps, at fair value	—	233
Goodwill	7,189	7,189
Prepaid and other assets	48,968	78,775
Total Other Assets	$287,470	$280,295

(a) Real Estate Owned

At June 30, 2017, the Company had 564 REO properties with an aggregate carrying value of $104.4 million. At December 31, 2016, the Company had 447 REO properties with an aggregate carrying value of $80.5 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

During the three and six months ended June 30, 2017, the Company reclassified 168 and 347 mortgage loans to REO at an aggregate estimated fair value less estimated selling costs of $27.3 million and $58.4 million, respectively, at the time of transfer. During the three and six months ended June 30, 2016, the Company reclassified 128 and 266 mortgage loans to REO at an aggregate estimated fair value less estimated selling costs of $22.7 million and $45.0 million, respectively, at the time of transfer. Such transfers occur when the Company takes possession of the property by foreclosing on the borrower or completes a “deed-in-lieu of foreclosure” transaction.

At June 30, 2017, $104.1 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $30.6 million of residential whole loans held at carrying value and $438.1 million of residential whole loans held at fair value at June 30, 2017.

During the three and six months ended June 30, 2017, the Company sold 145 and 229 REO properties for consideration of $21.8 million and $34.5 million, realizing net gains of approximately $1.2 million and $2.0 million, respectively. During the three and six months ended June 30, 2016, the Company sold 72 and 122 REO properties for consideration of $10.0 million and $16.2 million, realizing net gains of approximately $598,000 and $1.1 million, respectively. These amounts are included in Other, net on the Company’s consolidated statements of operations. In addition, following an updated assessment of liquidation amounts expected to be realized that was performed on all REO held at the end of the second quarters of 2017 and 2016, downward adjustments of approximately $2.4 million and $1.2 million were recorded to reflect certain REO properties at the lower of cost or estimated fair value as of June 30, 2017 and 2016, respectively.

The following table presents the activity in the Company’s REO for the three and six months ended June 30, 2017 and 2016:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Balance at beginning of period	$98,708	$43,291	$80,503	$28,026
Adjustments to record at lower of cost or fair value	(2,354)	(1,219)	(4,177)	(2,996)
Transfer from residential whole loans (1)	27,345	22,711	58,444	44,991
Purchases and capital improvements	1,109	1,379	1,882	1,789
Disposals	(20,365)	(9,378)	(32,209)	(15,026)
Balance at end of period	$104,443	$56,784	$104,443	$56,784

(1)  Includes net gain recorded on transfer of approximately $1.1 million and $1.3 million for the three months ended June 30, 2017 and 2016, respectively; and approximately $2.5 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively.

(b) Corporate Loan

The Company has entered into a loan agreement with an entity that originates loans and owns the related mortgage servicing rights (“MSRs”). The loan is secured by certain Government, Agency and Private-Label MSRs, as well as other unencumbered assets owned by the borrower. Under the terms of the loan agreement, the Company has committed to lend $130.0 million of which approximately $101.1 million was drawn at June 30, 2017. At June 30, 2017, the coupon paid by the borrower on the drawn amount is 7.73%, the remaining term associated with the loan is 3.0 years and remaining commitment period on any undrawn amount is 1.0 year. During the commitment period, the Company receives a commitment fee of 1% of the undrawn amount.
The term loan is recorded on the Company’s balance sheet at the drawn amount, with interest income recognized on an accrual basis. Commitment fees received are deferred and recognized as interest income over the remaining loan term at the time of draw. At the end of the commitment period, any remaining deferred commitment fees will be recorded as Other income. The Company evaluates the recoverability of the loan on a quarterly basis by considering various factors, including the current status of the loan, changes in fair value of the MSRs that secure the loan and the recent financial performance of the borrower. At June 30, 2017, no allowance for loan loss was recorded in relation to this loan.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(c) Derivative Instruments

The Company’s derivative instruments are currently comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at June 30, 2017 and December 31, 2016:

			June 30, 2017		December 31, 2016
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Non-cleared legacy Swaps (1)	Hedging	Assets	$—	$—	$350,000	$233
Cleared Swaps (2)	Hedging	Liabilities	$2,550,000	$—	$2,550,000	$(46,954)

(1)  Non-cleared legacy Swaps include Swaps executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. The Company’s final non-cleared legacy Swaps expired during the three months ended June 30, 2017.
(2) Cleared Swaps include Swaps executed bilaterally with a counterparty in the over-the-counter market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties. As of June 30, 2017, all of the Company’s Swaps have been novated to and are cleared by a central clearing house are subject to initial margin requirements. Beginning in January 2017, variation margin payments on the Company’s cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap.

Swaps

The following table presents the assets pledged as collateral against the Company’s Swap contracts at June 30, 2017 and December 31, 2016:

(In Thousands)	June 30, 2017	December 31, 2016
Agency MBS, at fair value	$24,432	$32,468
Restricted cash	5,039	53,849
Total assets pledged against Swaps	$29,471	$86,317

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At June 30, 2017, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the three and six months ended June 30, 2017 and 2016.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company did not recognize any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness during the three and six months ended June 30, 2017 and 2016.

At June 30, 2017, the Company had Swaps designated in hedging relationships with an aggregate notional amount of $2.6 billion and extended 33 months on average with a maximum term of approximately 74 months.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

The following table presents certain information with respect to the Company’s Swap activity during the three and six months ended June 30, 2017:

(Dollars in Thousands)	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
New Swaps:
Number of new Swaps	—	—
Aggregate notional amount	$—	$—
Swaps amortized/expired:
Aggregate notional amount	$300,000	$350,000
Weighted average fixed-pay rate	0.57%	0.58%

The following table presents information about the Company’s Swaps at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$—	—%	—%
Over 30 days to 3 months	—	—	—	50,000	0.67	0.64
Over 3 months to 6 months	—	—	—	300,000	0.57	0.66
Over 6 months to 12 months	50,000	1.45	1.22	—	—	—
Over 12 months to 24 months	700,000	1.56	1.18	550,000	1.49	0.71
Over 24 months to 36 months	200,000	2.05	1.22	200,000	1.71	0.76
Over 36 months to 48 months	1,500,000	2.24	1.20	1,500,000	2.22	0.74
Over 48 months to 60 months	—	—	—	200,000	2.20	0.75
Over 60 months to 72 months	—	—	—	—	—	—
Over 72 months to 84 months (3)	100,000	2.75	1.21	100,000	2.75	0.74
Total Swaps	$2,550,000	2.04%	1.20%	$2,900,000	1.87%	0.72%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.
(3) Reflects one Swap with a maturity date of July 2023.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2017	2016	2017	2016
Interest expense attributable to Swaps	$6,488	$10,459	$14,297	$21,109
Weighted average Swap rate paid	1.98%	1.82%	1.93%	1.82%
Weighted average Swap rate received	1.01%	0.44%	0.90%	0.43%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,			Six Months Ended June 30,
(In Thousands)	2017		2016	2017	2016
AOCI from derivative hedging instruments:
Balance at beginning of period	$(34,824)	—	$(118,741)	$(46,721)	$(69,399)
Net (loss)/gain on Swaps	(1,017)		(13,230)	10,880	(62,572)
Balance at end of period	$(35,841)		$(131,971)	$(35,841)	$(131,971)

6.      Repurchase Agreements and Other Advances

Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and bear interest that is generally LIBOR-based.  (See Notes 2(k) and 7)  At June 30, 2017, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 18 days and an effective repricing period of one month, including the impact of related Swaps.  At December 31, 2016, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 19 days and an effective repricing period of 12 months, including the impact of related Swaps.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at June 30, 2017 and December 31, 2016:

(Dollars in Thousands)	June 30, 2017	December 31, 2016
Repurchase agreement borrowings secured by Agency MBS	$2,882,272	$3,095,020
Fair value of Agency MBS pledged as collateral under repurchase agreements	$3,101,432	$3,280,689
Weighted average haircut on Agency MBS (1)	4.56%	4.67%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS	$1,464,693	$1,690,937
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements (2)	$1,980,719	$2,317,708
Weighted average haircut on Legacy Non-Agency MBS (1)	22.52%	24.01%
Repurchase agreement borrowings secured by 3 Year Step-up securities	$1,217,086	$2,035,351
Fair value of 3 Year Step-up securities pledged as collateral under repurchase agreements	$1,567,914	$2,574,691
Weighted average haircut on 3 Year Step-up securities (1)	22.68%	21.70%
Repurchase agreements secured by U.S. Treasuries	$368,877	$504,572
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$370,837	$510,767
Weighted average haircut on U.S. Treasuries (1)	1.59%	1.60%
Repurchase agreements secured by CRT securities	$400,813	$271,205
Fair value of CRT securities pledged as collateral under repurchase agreements	$517,067	$357,488
Weighted average haircut on CRT securities (1)	22.12%	23.22%
Repurchase agreements secured by residential whole loans (3)	$656,914	$832,060
Fair value of residential whole loans pledged as collateral under repurchase agreements	$960,218	$1,175,088
Weighted average haircut on residential whole loans (1)	26.26%	25.03%
Repurchase agreements secured by other investments	$50,556	$43,333
Fair value of other investments pledged as collateral under repurchase agreements	$100,201	$85,800
Weighted average haircut on other investments (1)	50.00%	50.00%

(1)	Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.
(2) Includes $172.4 million of Legacy Non-Agency MBS acquired from consolidated VIEs that are eliminated from the Company’s consolidated balance sheets at December 31, 2016.
(3) Excludes $367,000 and $210,000 of unamortized debt issuance costs at June 30, 2017 and December 31, 2016, respectively.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$6,569,128	2.09%	$7,284,062	1.77%
Over 30 days to 3 months	472,083	2.54	1,188,416	1.91
Total repurchase agreements	7,041,211	2.12%	8,472,478	1.79%
Less debt issuance costs	367		210
Total repurchase agreements less debt issuance costs	$7,040,844		$8,472,268

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements, all of which are accounted for as secured borrowings, at June 30, 2017, and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	June 30, 2017
Contractual Maturity	Overnight	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 months	Total
(Dollars in Thousands)
Agency MBS	$—	$2,882,272	$—	$—	$—	$2,882,272
Legacy Non-Agency MBS	—	840,386	330,789	293,518	—	1,464,693
3 Year Step-up securities	—	703,932	96,754	416,400	—	1,217,086
U.S. Treasuries	—	368,877	—	—	—	368,877
CRT securities	—	356,273	44,540	—	—	400,813
Residential whole loans	—	—	131,599	497,370	27,945	656,914
Other investments	—	50,556	—	—	—	50,556
Total (1)	$—	$5,202,296	$603,682	$1,207,288	$27,945	$7,041,211

Weighted Average Interest Rate	—%	1.83%	2.82%	2.98%	3.60%	2.12%

Gross amount of recognized liabilities for repurchase agreements in Note 8						$7,041,211
Amounts related to repurchase agreements not included in offsetting disclosure in Note 8						$—

(1)	Excludes $367,000 of unamortized debt issuance costs at June 30, 2017.

The Company had repurchase agreements with 32 and 31 counterparties at June 30, 2017 and December 31, 2016, respectively.  The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2017:

	June 30, 2017
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Wells Fargo (3)	AA-/Aa2/AA	$224,842	6	6.9%
Credit Suisse (4)	BBB+/Aa2/A-	217,279	3	6.6
UBS (5)	A+/A1/A+	167,384	11	5.1

(1)	As rated at June 30, 2017 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

(3)	Includes $212.3 million at risk with Wells Fargo Bank, NA and $12.6 million at risk with Wells Fargo Securities LLC.

(4)	Includes $9.9 million at risk with Credit Suisse AG, Cayman Islands and $207.3 million at risk with Credit Suisse. Counterparty ratings are not published for Credit Suisse AG, Cayman Islands.
(5) Includes Non-Agency MBS pledged as collateral with contemporaneous repurchase and reverse repurchase agreements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

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

7.      Collateral Positions

The Company pledges securities or cash as collateral to its counterparties pursuant to its borrowings under repurchase agreements and for initial margin payments on centrally cleared Swaps. In addition, the Company receives securities or cash as collateral pursuant to financing provided under reverse repurchase agreements.  The Company exchanges collateral with its counterparties based on changes in the fair value, notional amount and term of the associated repurchase agreements and Swap contracts, as applicable.  In connection with these margining practices, either the Company or its counterparty may be required to pledge cash or securities as collateral.  When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral or provide collateral to the Company in the form of cash or equivalent securities.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements, derivative hedging instruments and FHLB advances at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$24,432	$—	$32,468	$—
Cash (1)	5,039	—	53,849	—
	29,471	—	86,317	—
Repurchase Agreement Borrowings:
Agency MBS	3,101,432	—	3,280,689	—
Legacy Non-Agency MBS (2)(3)	1,980,719	—	2,317,708	—
3 Year Step-up securities	1,567,914	—	2,574,691	—
U.S. Treasury securities	370,837	—	510,767	—
CRT securities	517,067	—	357,488	—
Residential whole loans	960,218	—	1,175,088	—
Other investments	100,201	—	85,800	—
Cash (1)	6,804	—	4,614	—
	8,605,192	—	10,306,845	—

FHLB Advances:
Agency MBS	—	—	227,244	—
	—	—	227,244	—

Reverse Repurchase Agreements:
U.S. Treasury securities	—	510,237	—	510,767
	—	510,237	—	510,767
Total	$8,634,663	$510,237	$10,620,406	$510,767

(1)  Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.
(2)  Includes $172.4 million of Legacy Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs that are eliminated from the Company’s consolidated balance sheets at December 31, 2016.
(3)  In addition, at June 30, 2017 and December 31, 2016, $692.0 million and $688.2 million of Legacy Non-Agency MBS, respectively, are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at June 30, 2017:

	June 30, 2017
	Assets Pledged Under Repurchase Agreements			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value	Amortized Cost	Accrued Interest on Pledged Assets	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Assets
Agency MBS	$3,101,432	$3,100,753	$7,916	$24,432	$25,096	$50	$3,133,830
Legacy Non-Agency MBS (1)	1,980,719	1,550,498	7,236	—	—	—	1,987,955
3 Year Step-up securities	1,567,914	1,563,770	1,174	—	—	—	1,569,088
U.S. Treasuries	370,837	373,713	—	—	—	—	370,837
CRT securities	517,067	473,421	323	—	—	—	517,390
Residential whole loans (2)	960,218	941,659	2,645	—	—	—	962,863
Other investments	100,201	100,201	636	—	—	—	100,837
Cash (3)	6,804	6,804	—	5,039	5,039	—	11,843
Total	$8,605,192	$8,110,819	$19,930	$29,471	$30,135	$50	$8,654,643

(1)
In addition, at June 30, 2017, $692.0 million of Legacy Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

(2)
Includes residential whole loans held at carrying value with an aggregate fair value of $289.1 million and aggregate amortized cost of $270.6 million and residential whole loans held at fair value with an aggregate fair value and amortized cost of $671.1 million.

(3)	Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

8.    Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and may potentially be offset on the Company’s consolidated balance sheets at June 30, 2017 and December 31, 2016:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
June 30, 2017
Swaps, at fair value	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

December 31, 2016
Swaps, at fair value	$233	$—	$233	$(233)	$—	$—
Total	$233	$—	$233	$(233)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
June 30, 2017
Swaps, at fair value (2)	$—	$—	$—	$—	$—	$—
Repurchase agreements and other advances (3)(4)	7,041,211	—	7,041,211	(7,034,407)	(6,804)	—
Total	$7,041,211	$—	$7,041,211	$(7,034,407)	$(6,804)	$—

December 31, 2016
Swaps, at fair value (2)	$46,954	$—	$46,954	$—	$(46,954)	$—
Repurchase agreements and other advances (3)(4)	8,687,478	—	8,687,478	(8,682,864)	(4,614)	—
Total	$8,734,432	$—	$8,734,432	$(8,682,864)	$(51,568)	$—

(1) Amounts disclosed in the Financial Instruments column of the table above represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements and other advances, and derivative transactions.  Amounts disclosed in the Cash Collateral Pledged column of the table above represent amounts pledged as collateral against derivative transactions and repurchase agreements, and exclude excess collateral of $5.0 million and $6.9 million at June 30, 2017 and December 31, 2016, respectively.
(2) The fair value of securities pledged against the Company’s Swaps was $24.4 million and $32.5 million at June 30, 2017 and December 31, 2016, respectively. Beginning in January 2017, variation margin payments on the Company’s cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap.
(3) The fair value of financial instruments pledged against the Company’s repurchase agreements and other advances was $8.6 billion and $10.5 billion at June 30, 2017 and December 31, 2016, respectively.
(4) Excludes $367,000 and $210,000 of unamortized debt issuance costs at June 30, 2017 and December 31, 2016, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

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

10. Other Liabilities

The following table presents the components of the Company’s Other liabilities at June 30, 2017 and December 31, 2016:

(In Thousands)	June 30, 2017	December 31, 2016
Securitized debt (1)	$143,698	$—
Dividends and dividend equivalents payable	79,559	74,657
Accrued interest payable	11,629	14,129
Swaps, at fair value (2)	—	46,954
Accrued expenses and other liabilities	15,063	19,612
Total Other Liabilities	$249,949	$155,352

(1)
Securitized debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated on consolidation. The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company. (See Notes 11 and 16 for further discussion.)

(2)
Beginning in January 2017, variation margin payments on the Company’s cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap.

11.    Commitments and Contingencies

(a) Lease Commitments

The Company pays monthly rent pursuant to two operating leases.  The lease term for the Company’s headquarters in New York, New York extends through June 30, 2020.  The lease provides for aggregate cash payments ranging over time of approximately $2.5 million per year, paid on a monthly basis, exclusive of escalation charges.  In addition, as part of this lease agreement, the Company has provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, the

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

Company has a lease through December 31, 2021 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, lease payments totaling $32,000, annually.

(b) Corporate Loan

The Company has entered into a loan agreement with an entity that originates loans and owns MSRs. The loan is secured by certain Government, Agency and Private-Label MSRs, as well as other unencumbered assets owned by the borrower. Under the terms of the loan agreement, the Company has committed to lend $130.0 million of which approximately $101.1 million was drawn at June 30, 2017.

(c) Representations and Warranties in Connection with Loan Securitization Transaction

In connection with the loan securitization transaction entered into by the Company in June 2017 (See Note 16 for further discussion), the Company has the obligation under certain circumstances to repurchase assets previously transferred to a securitization vehicle upon breach of certain representations and warranties. As of June 30, 2017, the Company had no reserve established for repurchases of loans and was not aware of any repurchase claims that would require the establishment of such a reserve.

(d) MBS Purchase Commitment

At June 30, 2017, the Company had a commitment to purchase Non-Agency MBS at an estimated price of $23.8 million. The expected settlement amount is included in the Non-Agency MBS balances presented at fair value on the Company’s consolidated balance sheets, with a corresponding liability included in Payable for unsettled MBS and residential whole loan purchases.

(e) Residential Whole Loan Purchase Commitments

At June 30, 2017, the Company has agreed, subject to the completion of due diligence, and customary closing conditions, to purchase residential whole loans at an aggregate estimated purchase price of $340.6 million, including $101.4 million of Residential whole loans, at carrying value and $239.2 million of Residential whole loans, at fair value. The expected settlement amounts are included in the Company’s consolidated balance sheets in Residential whole loans, at carrying value and Residential whole loans, at fair value, with a corresponding liability included in Payable for unsettled MBS and residential whole loan purchases.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2017 through June 30, 2017:

Declaration Date	Record Date	Payment Date	Dividend Per Share
May 16, 2017	June 2, 2017	June 30, 2017	$0.46875
February 17, 2017	March 6, 2017	March 31, 2017	0.46875

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2017 through June 30, 2017:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
June 12, 2017	June 29, 2017	July 28, 2017	$0.20	(1)
March 8, 2017	March 29, 2017	April 28, 2017	0.20

(1)  At June 30, 2017, the Company had accrued dividends and dividend equivalents payable of $79.6 million related to the common stock dividend declared on June 12, 2017.

(c) Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through public offerings during the three and six months ended June 30, 2017. The Company did not issue any common stock through public offerings during the three and six months ended June 30, 2016.

Share Issue Date	Shares Issued	Gross Proceeds Per Share	Gross Proceeds
(In Thousands, Except Per Share Amounts)
May 10, 2017	23,000	$7.85	$180,550	(1)

(1) The Company incurred approximately $411,000 of expenses in connection with this equity offering.

(d) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 16, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At June 30, 2017, 13.5 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and six months ended June 30, 2017, the Company issued 488,474 and 1,002,798 shares of common stock through the DRSPP, raising net proceeds of approximately $4.0 million and $7.9 million, respectively.  From the inception of the DRSPP in September 2003 through June 30, 2017, the Company issued 32,385,583 shares pursuant to the DRSPP, raising net proceeds of $270.9 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

(e)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2017.  At June 30, 2017, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

(f)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI
Balance at beginning of period	$629,487	$(34,824)	$594,663	$620,403	$(46,721)	$573,682
OCI before reclassifications	45,010	(1,017)	43,993	64,454	10,880	75,334
Amounts reclassified from AOCI (1)	(6,274)	—	(6,274)	(16,634)	—	(16,634)
Net OCI during the period (2)	38,736	(1,017)	37,719	47,820	10,880	58,700
Balance at end of period	$668,223	$(35,841)	$632,382	$668,223	$(35,841)	$632,382

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016			Six Months Ended June 30, 2016
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI
Balance at beginning of period	$529,151	$(118,741)	$410,410	$585,250	$(69,399)	$515,851
OCI before reclassifications	105,234	(13,230)	92,004	60,098	(62,572)	(2,474)
Amounts reclassified from AOCI (1)	(8,688)	—	(8,688)	(19,651)	—	(19,651)
Net OCI during the period (2)	96,546	(13,230)	83,316	40,447	(62,572)	(22,125)
Balance at end of period	$625,697	$(131,971)	$493,726	$625,697	$(131,971)	$493,726

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(5,656)	$(15,602)	Net gain on sales of MBS and U.S. Treasury securities
OTTI recognized in earnings	(618)	(1,032)	Net impairment losses recognized in earnings
Total AFS Securities	$(6,274)	$(16,634)
Total reclassifications for period	$(6,274)	$(16,634)

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and six months ended June 30, 2016:

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(8,688)	$(19,651)	Net gain on sales of MBS and U.S. Treasury securities
Total AFS Securities	$(8,688)	$(19,651)
Total reclassifications for period	$(8,688)	$(19,651)

At June 30, 2017 and December 31, 2016, the Company had unrealized losses recorded in AOCI of approximately $106,000 and $1.7 million, respectively, on securities for which OTTI had been recognized in earnings in prior periods.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

13.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2017	2016	2017	2016
Numerator:
Net income	$79,935	$78,950	$157,995	$157,020
Dividends declared on preferred stock	(3,750)	(3,750)	(7,500)	(7,500)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(459)	(421)	(890)	(814)
Net income to common stockholders - basic and diluted	$75,726	$74,779	$149,605	$148,706

Denominator:
Weighted average common shares for basic and diluted earnings per share (1)	386,303	373,023	379,479	372,946
Basic and diluted earnings per share	$0.20	$0.20	$0.39	$0.40

(1)
At June 30, 2017, the Company had an aggregate of 2.5 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three and six months ended June 30, 2017, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of approximately 14,000 shares of restricted common stock with a weighted average grant date fair value of $7.12 and approximately 2.5 million RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $6.59. These equity instruments may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count towards this limit.  At June 30, 2017, approximately 6.9 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1.5 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee of the Board (the “Compensation Committee”) at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of June 30, 2017 are designated to be settled in shares of the Company’s common stock.  The Company granted 140,195 and 898,945 RSUs during three and six months ended June 30, 2017, respectively, and granted 113,195 and 728,195 RSUs during the three and six months ended June 30, 2016, respectively. There were no RSUs forfeited during the six months ended June 30, 2017.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

During the six months ended June 30, 2016 an aggregate of 10,000 RSUs were forfeited. All RSUs outstanding at June 30, 2017 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled.  At June 30, 2017 and December 31, 2016, the Company had unrecognized compensation expense of $6.9 million and $3.6 million, respectively, related to RSUs.  The unrecognized compensation expense at June 30, 2017 is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock

The Company did not award any shares of restricted common stock during the six months ended June 30, 2017 and 2016. At June 30, 2017 and December 31, 2016, the Company had unrecognized compensation expense of approximately $102,000 and $203,000, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of approximately $43,000 and $55,000 on unvested shares of restricted stock at June 30, 2017 and December 31, 2016, respectively.  The unrecognized compensation expense at June 30, 2017 is expected to be recognized over a weighted average period of six months.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights that have been granted as a separate instrument are charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company did not make any payments in respect of such instruments during the six months ended June 30, 2017 and made payments of approximately $2,000 and $3,000 in respect of such separate instruments during the three and six months ended June 30, 2016, respectively. At June 30, 2017, there were no dividend equivalent rights outstanding, which had been awarded separately from, but in connection with, grants of RSUs made in prior years.

Options

The Company did not grant any stock options during the six months ended June 30, 2017 and 2016. At June 30, 2017, the Company had no stock options outstanding.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
RSUs	$2,302	$1,734	$3,358	$2,694
Restricted shares of common stock	51	152	101	304
Dividend equivalent rights	—	22	—	44
Total	$2,353	$1,908	$3,459	$3,042

(b)  Employment Agreements

At June 30, 2017, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Non-employee directors	$100	$72	$214	$121
Total	$100	$72	$214	$121

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2017 and December 31, 2016 that had not been distributed and the Company’s associated liability for such deferrals at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$1,366	$1,776	$1,066	$1,263
Total	$1,366	$1,776	$1,066	$1,263

(1)  Represents the cumulative amounts that were deferred by participants through June 30, 2017 and December 31, 2016, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended June 30, 2017 and 2016, the Company recognized expenses for matching contributions of $87,500 and $86,000, respectively, and $175,000 and $173,000 and for the six months ended June 30, 2017 and 2016, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

Swaps

As of June 30, 2017, all of the Company’s Swaps are cleared by a central clearing house. Valuations provided by the clearing house are used for purposes of determining the fair value of the Company’s Swaps. Such valuations obtained are tested with internally developed models that apply readily observable market parameters.   As the Company’s Swaps as of June 30, 2017 are subject to the clearing house’s margin requirements, no credit valuation adjustment was considered necessary in determining the fair value of such instruments.  Beginning in January 2017, variation margin payments on the Company’s cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap. Swaps are classified as Level 2 in the fair value hierarchy.

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at June 30, 2017

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$3,248,007	$—	$3,248,007
Non-Agency MBS	—	4,318,314	273,961	4,592,275
CRT securities	—	636,315	—	636,315
Securities obtained and pledged as collateral	370,837	—	—	370,837
Residential whole loans, at fair value	—	—	983,270	983,270
Total assets carried at fair value	$370,837	$8,202,636	$1,257,231	$9,830,704
Liabilities:
Swaps	$—	$—	$—	$—
Obligation to return securities obtained as collateral	510,237	—	—	510,237
Total liabilities carried at fair value	$510,237	$—	$—	$510,237

Fair Value at December 31, 2016

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$3,738,497	$—	$3,738,497
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	5,825,816	—	5,825,816
CRT securities	—	404,850	—	404,850
Securities obtained and pledged as collateral	510,767	—	—	510,767
Residential whole loans, at fair value	—	—	814,682	814,682
Swaps	—	233	—	233
Total assets carried at fair value	$510,767	$9,969,396	$814,682	$11,294,845
Liabilities:
Swaps	$—	$46,954	$—	$46,954
Obligation to return securities obtained as collateral	510,767	—	—	510,767
Total liabilities carried at fair value	$510,767	$46,954	$—	$557,721

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and six months ended June 30, 2017 and 2016 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value (1)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017	2016
Balance at beginning of period	$775,152	$647,360	$814,682	$623,276
Purchases and capitalized advances	4,831	66,169	10,164	119,759
Changes in fair value recorded in Net gain on residential whole loans held at fair value	4,262	8,390	7,209	14,616
Collection of principal, net of liquidation gains/losses	(15,652)	(16,187)	(35,695)	(30,789)
Repurchases	(450)	—	(756)	—
Transfer to REO	(24,071)	(21,149)	(51,532)	(42,279)
Balance at end of period	$744,072	$684,583	$744,072	$684,583

(1) Excludes approximately $239.2 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of June 30, 2017.

The following table presents additional information for the three and six months ended June 30, 2017 and 2016 about the Company’s investments in term notes backed by MSR-related collateral held at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Term Notes Backed by MSR-Related Collateral
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2017	2016	2017 (1)	2016
Balance at beginning of period	$282,332	$—	$—	$—
Purchases	—	—	150,000	—
Collection of principal	(8,371)	—	(17,019)	—
Transfers from Level 2 to Level 3 (1)	—	—	140,980	—
Balance at end of period	$273,961	$—	$273,961	$—

(1) Investments in term notes backed by MSR-related collateral were transferred from Level 2 to Level 3 during the six months ended June 30, 2017 as there has been very limited secondary market trading in these securities since issuance. Transfers between levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

The Company did not transfer any assets or liabilities from one level to another during the three months ended June 30, 2017 and three and six months ended June 30, 2016.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$286,039	Discounted cash flow	Discount rate	6.2%	5.0-7.1%
			Prepayment rate	7.9%	0.0-13.2%
			Default rate	3.8%	0.0-9.4%
			Loss severity	12.5%	0.0-77.0%

	$458,033	Liquidation model	Discount rate	7.7%	6.8-26.9%
			Annual change in home prices	1.8%	(1.8)-9.8%
			Liquidation timeline (in years)	1.5	0.1-4.4
			Current value of underlying properties (3)	$660	$15-$4,900
Total	$744,072

	December 31, 2016
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$253,287	Discounted cash flow	Discount rate	6.6%	5.0-7.7%
			Prepayment rate	7.6%	0.0-12.0%
			Default rate	2.9%	0.0-9.7%
			Loss severity	13.0%	0.0-77.5%

	$516,014	Liquidation model	Discount rate	7.7%	6.8-26.9%
			Annual change in home prices	1.7%	(9.2)-7.7%
			Liquidation timeline (in years)	1.6	0.1-4.4
			Current value of underlying properties (3)	$634	$5-$4,900
Total	$769,301

(1) Excludes approximately $239.2 million and $45.4 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at June 30, 2017 and December 31, 2016, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $354,000 and $320,000 as of June 30, 2017 and December 31, 2016, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company’s residential whole loans for which the fair value option was elected, at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
(In Thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Residential whole loans, at fair value
Total loans	$744,072	$860,902	$(116,830)	$814,682	$966,174	$(151,492)
Loans 90 days or more past due	$481,310	$571,791	$(90,481)	$570,025	$695,282	$(125,257)
(1) Excludes approximately $239.2 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of June 30, 2017.

Term Notes Backed by MSR-Related Collateral

The Company’s valuation process for term notes backed by MSR-related collateral considers a number of factors, including a comparable bond analysis performed by a third-party pricing service which involves determining a pricing spread at issuance of the term note. The pricing spread is used at each subsequent valuation date to determine an implied yield to maturity of the term note, which is used to derive an indicative market value for the security. This indicative market value is further reviewed by the Company and may be adjusted to ensure it reflects a realistic exit price at the valuation date given the structural features of these securities. At June 30, 2017, the indicative implied yields used in the valuation of these securities ranged from 3.3% to 6.1%. The weighted average indicative yield to maturity was 4.68%. Other factors taken into consideration include indicative values provided by repurchase agreement counterparties, estimated changes in fair value of the related underlying MSR collateral and the financial performance of the ultimate parent or sponsoring entity of the issuer, who has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Agency MBS	$3,248,007	$3,248,007	$3,738,497	$3,738,497
Non-Agency MBS, including MBS transferred to consolidated VIEs	4,592,275	4,592,275	5,825,816	5,825,816
CRT securities	636,315	636,315	404,850	404,850
Securities obtained and pledged as collateral	370,837	370,837	510,767	510,767
Residential whole loans, at carrying value	661,319	711,044	590,540	621,548
Residential whole loans, at fair value	983,270	983,270	814,682	814,682
Cash and cash equivalents	745,480	745,480	260,112	260,112
Restricted cash	11,843	11,843	58,463	58,463
Corporate loan	100,201	100,201	85,800	85,800
Swaps	—	—	233	233
Financial Liabilities (1):
Repurchase agreements	7,040,844	7,041,043	8,472,268	8,472,078
FHLB advances	—	—	215,000	215,000
Obligation to return securities obtained as collateral	510,237	510,237	510,767	510,767
Securitized debt	143,698	145,193	—	—
Senior Notes	96,753	100,315	96,733	101,111
Swaps	—	—	46,954	46,954

(1) Carrying value of securitized debt, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis discussed on pages 43-47, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table that are not reported at fair value on a recurring basis:

Residential Whole Loans, at Carrying Value:  The Company determines the fair value of its residential whole loans held at carrying value after considering portfolio valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans and trading activity observed in the market place. The Company’s residential whole loans held at carrying value are classified as Level 3 in the fair value hierarchy.

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At June 30, 2017 and December 31, 2016, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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
JUNE 30, 2017

to interest rate repricing, which may be at maturity.  Such interest rates are estimated based on LIBOR rates observed in the market.  The Company’s repurchase agreements are classified as Level 2 in the fair value hierarchy.

FHLB Advances: As previously discussed, the Company did not have any FHLB advances as of June 30, 2017. FHLB advances at December 31, 2016 reflected collateralized borrowings at variable market interest rates that reset on a monthly basis. Accordingly, the carrying amount of FHLB advances were considered to approximate fair value. The Company’s FHLB advances at December 31, 2016 were classified as Level 2 in the fair value hierarchy.

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

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. At June 30, 2017 and December 31, 2016, the Company’s REO had an aggregate carrying value of $104.4 million and $80.5 million, and an aggregate estimated fair value of $119.2 million and $91.1 million, respectively. The Company’s REO is classified as Level 3 in the fair value hierarchy.

16.  Use of Special Purpose Entities and Variable Interest Entities

A Special Purpose Entity (“SPE”) is an entity designed to fulfill a specific limited need of the company that organized it.  SPEs are often used to facilitate transactions that involve securitizing financial assets or resecuritizing previously securitized financial assets.  The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying financial assets on improved terms.  Securitization involves transferring assets to a SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt or equity instruments.  Investors in an SPE usually have recourse only to the assets in the SPE and, depending on the overall structure of the transaction, may benefit from various forms of credit enhancement such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

The Company has in prior years entered into several MBS resecuritization transactions and during the second quarter of 2017, a loan securitization transaction that resulted in the Company consolidating as VIEs the SPEs that were created to facilitate these transactions. See Note 2(r) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with securitization and resecuritization transactions.

The Company has engaged in loan securitization and MBS resecuritization transactions primarily for the purpose of obtaining improved overall financing terms as well as non-recourse financing on a portion of its residential whole loan and Non-Agency MBS portfolios. Notwithstanding the Company’s participation in these transactions, the risks facing the Company are largely unchanged as the Company remains economically exposed to the first loss position on the underlying assets transferred to the VIEs.

Loan Securitization Transaction

In June 2017, as part of a loan securitization transaction, the Company sold residential whole loans with an aggregate unpaid principal balance of approximately $219.8 million, comprised of approximately $137.0 million Residential whole loans, at carrying value (with unpaid principal balance of $176.6 million) and approximately $44.4 million of Residential whole loans, at fair value (with unpaid principal balance of $43.2 million) to MFA 2017-RPL1 Trust, which the Company consolidates as a VIE. In connection with this transaction, third-party investors purchased $147.8 million face amount of fixed-rate, sequential senior and mezzanine bonds (“Sold Bonds”) issued by the VIE at a weighted average fixed-rate of 2.753% and the Company acquired $72.0 million face amount of four classes of rated and non-rated certificates issued by this trust, which together provide credit support to the Sold Bonds, and received $147.8 million in cash, excluding expenses, accrued interest and underwriting fees. The Company also acquired two non-rated, variable-rate interest-only certificates issued by the trust, each with a notional amount of $219.8 million in connection with the transaction.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

As of June 30, 2017, as a result of the transaction described above, securitized loans with a carrying value of approximately $134.1 million are included in “Residential whole loans, at carrying value” and securitized loans with a fair value of approximately $42.2 million are included in “Residential whole loans, at fair value,” on the Company’s consolidated balance sheets. As of June 30, 2017, the aggregate carrying value of Sold Bonds issued by consolidated VIEs was $143.7 million.  These Sold Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets.  The holders of the Sold Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

Resecuritization Transactions

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

For financial reporting purposes, the exchange transaction and termination of this financing structure did not result in any gain or loss to the Company as this resecuritization was accounted for as a financing transaction.  However, for purposes of determining REIT taxable income, this resecuritization transaction was originally accounted for as a sale of the underlying securities to the Trust and acquisition of beneficial interests issued by the Trust.  Because the fair value of the underlying securities received exceeded the Company’s tax basis in the remaining beneficial interests at the exchange date, the unwind of this resecuritization structure resulted in the Company recognizing taxable income currently estimated to be approximately $47.1 million, or $0.12 per common share. In addition, the underlying securities originally transferred as part of this resecuritization are reported as Non-Agency MBS in the Company’s consolidated balance sheets at June 30, 2017 and interest income from the underlying securities from the date of exchange transaction through June 30, 2017 is reported as Interest income from Non-Agency MBS in the Company’s consolidated statements of operations.

As of June 30, 2017 the Company did not have any Non-Agency MBS that were resecuritized as described above. At December 31, 2016, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $174.4 million.  These assets were included in the Company’s consolidated balance sheets and disclosed as “Non-Agency MBS transferred to consolidated VIEs, at fair value.”

The Company concluded that the entities created to facilitate these MBS resecuritization and loan securitization transactions are VIEs.  The Company then completed an analysis of whether each VIE created to facilitate the securitization and resecuritization transactions should be consolidated by the Company, based on consideration of its involvement in each VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of each VIE.  In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•	whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE; and

•	whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

Based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that it was required to consolidate each VIE created to facilitate these loan securitization and MBS resecuritization transactions.

Prior to the completion of the Company’s first MBS resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or QSPEs and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of June 30, 2017 and December 31, 2016 are a total of $1.6 billion and $1.4 billion of residential whole loans, of which approximately $661.3 million and $590.5 million are reported at carrying value and $983.3 million and $814.7 million are reported at fair value, respectively. The inclusion of these assets arises from the Company’s interests in certain entities established to acquire the loans and entities in connection with its loan securitization transaction. The Company has assessed that these entities are required to be consolidated. During the three and six months ended June 30, 2017, the Company recognized interest income from residential whole loans reported at carrying value of approximately $8.5 million and $17.2 million, respectively. During the three and six months ended June 30, 2016, the Company recognized interest income from residential whole loans reported at carrying value of approximately $5.8 million and $10.2 million, respectively. These amounts are included in Interest Income on the Company’s consolidated statements of operations. In addition, the Company recognized net gains on residential whole loans held at fair value during the three and six months ended June 30, 2017 of approximately $16.2 million and $30.0 million, respectively. During the three and six months ended June 30, 2016, the Company recognized net gains on residential whole loans held at fair value of $15.7 million and $28.1 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statement of operations. (See Note 4)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market value of our MBS; changes in the prepayment rates on the mortgage loans securing our MBS, an increase of which could result in a reduction of the yield on MBS in our portfolio and an increase of which could require us to reinvest the proceeds received by us as a result of such prepayments in MBS with lower coupons; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans securing our Non-Agency MBS and relating to our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on Non-Agency MBS and residential whole loans and the extent of prepayments, realized losses and changes in the composition of our Agency MBS, Non-Agency MBS and residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modification foreclosure and liquidation; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to successfully implement our strategy to grow our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; expected returns on our investments in nonperforming loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At June 30, 2017, we had total assets of approximately $11.5 billion, of which $7.8 billion, or 68%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $3.2 billion of Agency MBS and $4.6 billion of Non-Agency MBS which includes $2.9 billion of Legacy Non-Agency MBS and $1.7 billion of MBS that are primarily structured with a contractual coupon step-up feature where the coupon increases up to 300 basis points at 36 months from issuance or sooner (or 3 Year Step-up securities). These 3 Year Step-up securities are primarily backed by securitized re-performing and non-performing loans. In addition, at June 30, 2017, we had approximately $1.6 billion in residential whole loans acquired through our consolidated trusts, which represented approximately 14.3% of our total assets. Our remaining investment-related assets were primarily comprised of collateral obtained in connection with reverse repurchase agreements, cash and cash equivalents (including restricted cash), CRT securities, REO and MBS-related receivables.

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

As of June 30, 2017, approximately $4.4 billion, or 58.1%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $3.2 billion, or 41.9%, was in its contractual adjustable-rate period, or were floating rate MBS with interest rates that reset monthly.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Legacy Non-Agency MBS may differ significantly.  For the three months ended June 30, 2017, our Agency MBS portfolio experienced a weighted average CPR of 16.3%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 18.2%. Over the last consecutive eight quarters, ending with June 30, 2017, the monthly weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 17.7% experienced during the month ended April 30, 2017 to a low of 11.3%, experienced during the month ended February 29, 2016, with an average CPR over such quarters of 15.2%.

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

It is our business strategy to hold our residential mortgage assets as long-term investments.  On at least a quarterly basis, excluding investments for which the fair value option has been elected or for which specialized loan accounting is otherwise applied, we assess our ability and intent to continue to hold each asset and, as part of this process, we monitor our MBS and CRT securities for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of these securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At June 30, 2017, we had net unrealized gains of $251,000 on our Agency MBS, comprised of gross unrealized gains of $35.5 million and gross unrealized losses of $35.3 million and net unrealized gains on our Non-Agency MBS of $651.8 million, comprised of gross unrealized gains of $652.3 million and gross unrealized losses of $505,000. At June 30, 2017, we did not intend to sell any of our MBS or CRT securities that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our residential mortgage assets.  Our residential mortgage investments have longer-term contractual maturities than our borrowings under repurchase agreements.  Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at June 30, 2017 were comprised of Swaps.

Our Swap derivative instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  Our Swaps do not extend the maturities of our repurchase agreements; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the six months ended June 30, 2017, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $350.0 million and a weighted average fixed-pay rate of 0.58% amortize and/or expire. At June 30, 2017, we had Swaps designated in hedging relationships with an aggregate notional amount of $2.6 billion with a weighted average fixed-pay rate of 2.04% and a weighted average variable interest rate received of 1.20%.

Recent Market Conditions and Our Strategy

During the second quarter of 2017, we continued to invest in residential mortgage assets, primarily 3 Year Step-up securities, residential whole loans and CRT securities.  At June 30, 2017, our MBS portfolio was approximately $7.8 billion compared to $9.6 billion at December 31, 2016. At June 30, 2017, our total investment in residential whole loans was $1.6 billion compared to $1.4 billion at December 31, 2016.

At June 30, 2017, $4.6 billion, or 58.6% of our MBS portfolio, was invested in Non-Agency MBS.  During the three months ended June 30, 2017, the fair value of our Non-Agency MBS holdings decreased by $875.9 million. The primary components of the change during the quarter in these Non-Agency MBS include $1.5 billion of principal repayments and other principal reductions and the sale of Non-Agency MBS with a fair value of $16.9 million partially offset by $535.1 million of purchases (at a weighted average purchase price of 99.6%), and an increase reflecting Non-Agency MBS price changes of $70.9 million.

At June 30, 2017, $3.2 billion, or 41.4% of our MBS portfolio, was invested in Agency MBS.  During the three months ended June 30, 2017, the fair value of our Agency MBS decreased by $246.6 million. This was due to $230.3 million of principal repayments, $8.3 million of premium amortization, an $11.2 million decrease in net unrealized gains partially offset by the addition of $3.2 million of newly acquired assets.

In this low interest rate environment, we continue to invest in more credit sensitive, less interest sensitive residential mortgage assets. During the three months ended June 30, 2017, we purchased or committed to purchase, through consolidated trusts, approximately $340.6 million of residential whole loans with an unpaid principal balance of approximately $428.5 million. At June 30, 2017, our total recorded investment in residential whole loans was $1.6 billion. Of this amount, $661.3 million is presented as Residential whole loans, at carrying value and $983.3 million as Residential whole loans, at fair value in our consolidated balance sheets. For the three months ended June 30, 2017, we recognized approximately $8.5 million of income on residential whole loans held at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 5.99% (excluding servicing costs). In addition, we recorded a net gain on residential whole loans held at fair value of $16.2 million in Other Income, net in our consolidated statements of operations for the three months ended June 30, 2017.

During the three months ended June 30, 2017, as part of a loan securitization transaction, we sold residential whole loans an aggregate unpaid principal balance of approximately $219.8 million, comprised of approximately $137.0 million Residential whole loans, at carrying value (with unpaid principal balance of $176.6 million) and approximately $44.4 million of Residential whole loans, at fair value (with unpaid principal balance of $43.2 million) to MFA 2017-RPL1 Trust, which we consolidate as a VIE. In connection with this transaction, third-party investors purchased $147.8 million face amount of fixed-rate, sequential senior and mezzanine bonds (or Sold Bonds) issued by the VIE at a weighted average fixed-rate of 2.753% and we acquired $72.0 million face amount of four classes of rated and non-rated certificates issued by this trust, which together provide credit support to the Sold Bonds, and received $147.8 million in cash, excluding expenses, accrued interest and underwriting fees. We also acquired two non-rated, variable-rate interest-only certificates issued by the trust, each with a notional amount of $219.8 million in connection with the transaction.

During the three months ended June 30, 2017 we purchased $122.4 million of CRT securities, which are debt obligations issued by Fannie Mae and Freddie Mac. At June 30, 2017, our investments in these securities totaled $636.3 million.

We currently expect to continue to seek more credit sensitive, less interest rate sensitive residential mortgage assets during the remainder of 2017, including residential whole loans, Non-Agency MBS and CRT securities. During the second quarter of 2017, while we successfully purchased (or committed to purchase) over $1.0 billion of investments in 3 Year Step-up securities, credit sensitive residential whole loans and CRT securities, we also experienced an elevated level of runoff in 3 Year Step-up securities as issuers called a number of deals and refinanced at lower coupons.

Our book value per common share was $7.76 as of June 30, 2017. Book value per common share increased from $7.66 as of March 31, 2017 due primarily to the impact of fair value changes of Legacy Non-Agency MBS, partially offset by a decline in fair value changes on our Agency MBS and the impact of discount accretion income on Legacy Non-Agency MBS that was recognized and declared as dividends during the quarter.

At the end of the second quarter of 2017, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the second quarter of 2016, due to upward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio increased to 2.94% for the three months ended June 30, 2017, from 2.80% for the three months ended June 30, 2016.  The net Agency MBS yield remained unchanged at 1.96% primarily as a result of higher CPRs experienced for the three months ended June 30, 2017 compared to the three months ended June 30, 2016. The net yield for our Legacy Non-Agency MBS portfolio was 8.85% for the three months ended June 30, 2017 compared to 7.72% for the three months ended June 30, 2016.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the impact of the cash proceeds received during 2016 in connection with the settlement of litigation related to certain Countrywide and Citigroup sponsored residential mortgage backed securitization trusts, the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and the impact of redemptions during 2017 of certain securities that had been previously purchased at a discount. The net yield for our 3 Year Step-up securities portfolio was 4.38% for the three months ended June 30, 2017 compared to 3.83% for the three months ended June 30, 2016.  The increase in the net yield reflects an increase in the average coupon yield to 4.25% for the three months ended June 30, 2017 from 3.81% for the three months ended June 30, 2016 and higher accretion income recognized in the current quarter due to the impact of redemptions of certain securities that had been previously purchased at a discount.

We believe that our $626.5 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows for our existing Legacy Non-Agency MBS portfolio.  In addition, while the majority of our Legacy Non-Agency MBS will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted amortized cost of 72% of face value at June 30, 2017. Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency portfolio. Home price appreciation during the past few years has generally been driven by a combination of limited housing supply, low mortgage rates and demographic-driven U.S. household formation. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Further, during 2016 and the six months ended June 30, 2017, we have also observed faster voluntary prepayment (i.e., prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio. As a result, during the three months ended June 30, 2017, $9.8 million was transferred from Credit Reserve to accretable discount.  This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Legacy Non-Agency MBS. The remaining average contractual life of such assets is approximately 19 years, but based on scheduled loan amortization and prepayments (both voluntary and involuntary), loan balances will decline substantially over time. Consequently, we believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

At June 30, 2017, we have access to various sources of liquidity which we estimate to be in excess of $1.3 billion. This amount includes (i) $745.5 million of cash and cash equivalents; (ii) $193.6 million in estimated financing available from unpledged Agency MBS and from other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $313.0 million in estimated financing available from unpledged Non-Agency MBS. Our sources of liquidity do not include restricted cash. We believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.

Repurchase agreement funding for our residential mortgage investments continued to be available to us from multiple counterparties during the second quarter of 2017.  Typically, repurchase agreement funding involving credit-sensitive investments is available at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At June 30, 2017, our debt consisted of borrowings under repurchase agreements with 32 counterparties, securitized debt, Senior Notes outstanding and obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 2.5 times.  (See table on page 74 under Results of Operations that presents our quarterly leverage multiples since June 30, 2016.)

Information About Our Assets

The tables below present certain information about our asset allocation at June 30, 2017:

ASSET ALLOCATION

	Agency MBS		Legacy Non-Agency MBS		3 Year Step-up Securities (1)		Credit Risk Transfer Securities		Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		Other, net (3)	Total
(Dollars in Millions)
Fair Value/Carrying Value	$3,248		$2,897		$1,695		$636		$662		$983		$799	$10,920
Less Payable for Unsettled Purchases	—		—		(24)		—		(101)		(239)		—	(364)
Less Repurchase Agreements	(2,882)		(1,833)		(1,217)		(401)		(205)		(452)		(51)	(7,041)
Less Senior Notes	—		—		—		—		—		—		(97)	(97)
Less Securitized Debt	—		—		—		—		(115)		(28)		—	(143)
Net Equity Allocated	$366		$1,064		$454		$235		$241		$264		$651	$3,275
Debt/Net Equity Ratio (4)	7.9	x	1.7	x	2.7	x	1.7	x	1.7	x	2.7	x		2.5	x

(1)
3 Year Step-up securities are MBS that are backed primarily by securitized re-performing and non-performing loans. The securities are structured such that the coupon increases up to 300 basis points at 36 months from issuance or sooner. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
The carrying value of such loans reflects the purchase price, accretion of income, cash received and provision for loan losses since acquisition. At June 30, 2017, the fair value of such loans is estimated to be approximately $711.0 million.

(3)	Includes cash and cash equivalents and restricted cash, securities obtained and pledged as collateral, other assets, obligation to return securities obtained as collateral and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements, securitized debt and payable for unsettled purchases as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity Ratio also includes the obligation to return securities obtained as collateral of $510.2 million and Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of June 30, 2017 and December 31, 2016:

June 30, 2017

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,057,307	104.3%	102.4%	$1,082,418	61	2.96%	10.2%
HARP (4)	103,074	104.7	102.5	105,628	60	2.95	11.4
Other (Post June 2009) (5)	93,365	104.0	105.3	98,327	81	4.14	11.5
Other (Pre June 2009) (6)	378	104.9	105.4	398	97	4.50	2.6
Total 15-Year Fixed Rate	$1,254,124	104.3%	102.6%	$1,286,771	62	3.04%	10.4%

Hybrid:
Other (Post June 2009) (5)	$1,181,165	104.4%	104.4%	$1,233,272	73	3.11%	20.5%
Other (Pre June 2009) (6)	605,716	101.7	105.2	637,081	126	3.28	20.8
Total Hybrid	$1,786,881	103.5%	104.7%	$1,870,353	91	3.17%	20.6%
CMO/Other	$86,580	102.5%	103.1%	$89,271	193	2.93%	12.5%
Total Portfolio	$3,127,585	103.8%	103.8%	$3,246,395	82	3.11%	16.3%

December 31, 2016

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,170,788	104.3%	103.0%	$1,206,174	55	2.97%	11.2%
HARP (4)	116,790	104.7	103.0	120,290	54	2.96	12.1
Other (Post June 2009) (5)	106,343	104.0	105.7	112,400	75	4.14	14.3
Other (Pre June 2009) (6)	564	104.9	105.9	597	91	4.50	28.8
Total 15-Year Fixed Rate	$1,394,485	104.3%	103.2%	$1,439,461	57	3.06%	11.5%

Hybrid:
Other (Post June 2009) (5)	$1,370,019	104.4%	104.8%	$1,436,184	67	2.99%	19.9%
Other (Pre June 2009) (6)	720,419	101.7	105.6	761,052	120	3.03	17.0
Total Hybrid	$2,090,438	103.5%	105.1%	$2,197,236	86	3.01%	18.9%
CMO/Other	$96,379	102.5%	102.9%	$99,196	187	2.81%	14.7%
Total Portfolio	$3,581,302	103.8%	104.3%	$3,735,893	77	3.02%	15.9%

(1)  Does not include principal payments receivable of $1.6 million and $2.6 million at June 30, 2017 and December 31, 2016, respectively.
(2)  Weighted average is based on MBS current face at June 30, 2017 and December 31, 2016, respectively.
(3)  Low loan balance represents MBS collateralized by mortgages with an original loan balance of less than or equal to $175,000.
(4)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.
(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.
(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of June 30, 2017 and December 31, 2016:

June 30, 2017

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$641,065	104.0%	101.1%	$647,866	54	3.04%	100%	8.9%
3.0%	257,929	105.9	102.9	265,396	60	3.49	100	11.2
3.5%	6,219	103.5	104.1	6,475	80	4.18	100	13.4
4.0%	301,333	103.5	105.0	316,539	79	4.40	80	12.0
4.5%	47,578	105.2	106.1	50,495	83	4.88	34	14.9
Total 15-Year Fixed Rate	$1,254,124	104.3%	102.6%	$1,286,771	62	3.53%	93%	10.4%

December 31, 2016

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$700,388	104.0%	101.6%	$711,696	48	3.04%	100%	9.9%
3.0%	288,648	105.9	103.3	298,311	54	3.49	100	11.3
3.5%	7,244	103.5	104.6	7,576	74	4.18	100	15.7
4.0%	343,105	103.5	105.9	363,258	73	4.40	80	14.2
4.5%	55,100	105.2	106.4	58,620	77	4.88	34	14.5
Total 15-Year Fixed Rate	$1,394,485	104.3%	103.2%	$1,439,461	57	3.54%	92%	11.5%

(1)  Does not include principal payments receivable of $1.6 million and $2.6 million at June 30, 2017 and December 31, 2016, respectively.
(2)  Weighted average is based on MBS current face at June 30, 2017 and December 31, 2016, respectively.
(3)  Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of June 30, 2017 and December 31, 2016:

June 30, 2017

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$466,514	104.3%	105.2%	$490,630	3.29%	82	7	26%	23.8%
Agency 7/1	525,574	104.5	104.0	546,836	2.96	68	16	25	21.6
Agency 10/1	189,077	104.6	103.6	195,806	3.09	62	57	63	8.9
Total Hybrids Post June 2009	$1,181,165	104.4%	104.4%	$1,233,272	3.11%	73	19	32%	20.5%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$585,272	101.7%	105.2%	$615,657	3.20%	127	5	28%	20.9%
Coupon >= 4.5% (6)	20,444	101.4	104.8	21,424	5.60	117	4	58	18.6
Total Hybrids Pre June 2009	$605,716	101.7%	105.2%	$637,081	3.28%	126	5	29%	20.8%
Total Hybrids	$1,786,881	103.5%	104.7%	$1,870,353	3.17%	91	14	31%	20.6%

December 31, 2016

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$551,736	104.3%	105.7%	$583,318	2.93%	76	6	25%	17.7%
Agency 7/1	618,414	104.5	104.3	645,200	3.00	62	21	24	22.8
Agency 10/1	199,869	104.7	103.9	207,666	3.13	58	61	64	17.1
Total Hybrids Post June 2009	$1,370,019	104.4%	104.8%	$1,436,184	2.99%	67	21	30%	19.9%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$691,572	101.7%	105.6%	$730,626	2.92%	121	6	33%	16.9%
Coupon >= 4.5% (6)	28,847	101.4	105.5	30,426	5.71	112	7	69	18.1
Total Hybrids Pre June 2009	$720,419	101.7%	105.6%	$761,052	3.03%	120	6	34%	17.0%
Total Hybrids	$2,090,438	103.5%	105.1%	$2,197,236	3.01%	86	15	32%	18.9%

(1)  Does not include principal payments receivable of $1.6 million and $2.6 million at June 30, 2017 and December 31, 2016, respectively.
(2)  Weighted average is based on MBS current face at June 30, 2017 and December 31, 2016, respectively.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest-only period.  Percentage is based on MBS current face at June 30, 2017 and December 31, 2016, respectively.
(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.
(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at June 30, 2017 and December 31, 2016:

(In Thousands)	June 30, 2017		December 31, 2016
Non-Agency MBS
Face/Par	$4,824,849		$6,206,598
Fair Value	4,592,275		5,825,816
Amortized Cost	3,940,437		5,234,223
Purchase Discount Designated as Credit Reserve and OTTI	(626,498)	(1)	(694,241)	(2)
Purchase Discount Designated as Accretable	(257,967)		(278,191)
Purchase Premiums	53		57

(1)  Includes discount designated as Credit Reserve of $611.2 million and OTTI of $15.3 million.
(2)  Includes discount designated as Credit Reserve of $675.6 million and OTTI of $18.6 million.

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(653,337)	$(269,724)	$(757,564)	$(281,331)
Impact of RMBS Issuer Settlement (2)	—	—	—	(52,881)
Accretion of discount	—	20,223	—	19,511
Realized credit losses	13,139	—	15,729	—
Purchases	(484)	(1,520)	(6,581)	1,774
Sales	5,037	2,819	1,863	9,734
Net impairment losses recognized in earnings	(618)	—	—	—
Transfers/release of credit reserve	9,765	(9,765)	22,355	(22,355)
Balance at end of period	$(626,498)	$(257,967)	$(724,198)	$(325,548)

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(694,241)	$(278,191)	$(787,541)	$(312,182)
Impact of RMBS Issuer Settlement (2)	—	—	—	(52,881)
Accretion of discount	—	41,840	—	40,917
Realized credit losses	25,463	—	33,779	—
Purchases	(484)	(1,520)	(10,875)	3,380
Sales	24,778	(1,078)	13,883	21,774
Net impairment losses recognized in earnings	(1,032)	—	—	—
Transfers/release of credit reserve	19,018	(19,018)	26,556	(26,556)
Balance at end of period	$(626,498)	$(257,967)	$(724,198)	$(325,548)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.
(2) Includes the impact of approximately $61.8 million of cash proceeds (a one-time payment) received by the Company during the three months ended June 30, 2016 in connection with the settlement of litigation related to certain Countrywide sponsored residential mortgage backed securitization trusts.

The following table presents information with respect to the yield components of our Non-Agency MBS for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
	Legacy Non-Agency MBS	3 Year Step-up Securities	Legacy Non-Agency MBS	3 Year Step-up Securities
Non-Agency MBS
Coupon Yield (1)	5.52%	4.25%	5.19%	3.81%
Effective Yield Adjustment (2)	3.33	0.13	2.53	0.02
Net Yield	8.85%	4.38%	7.72%	3.83%

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

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at June 30, 2017 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total MBS
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$—	—%	$260	2.28%	$357,380	2.74%	$2,230,081	1.82%	$2,587,721	$2,598,146	1.95%
Freddie Mac	—	—	—	—	126,554	2.66	526,490	1.81	653,044	642,758	1.98
Ginnie Mae	—	—	—	—	103	2.25	6,888	1.90	6,991	7,103	1.91
Total Agency MBS	$—	—%	$260	2.28%	$484,037	2.72%	$2,763,459	1.82%	$3,247,756	$3,248,007	1.95%
Non-Agency MBS	$—	—	$459,674	4.01%	$2,749	8.09%	$3,478,014	7.63%	$3,940,437	$4,592,275	7.21%
Total MBS	$—	—%	$459,934	4.01%	$486,786	2.75%	$6,241,473	5.06%	$7,188,193	$7,840,282	4.83%

CRT Securities

At June 30, 2017, our CRT securities had an amortized cost of $588.0 million, a fair value of $636.3 million, a weighted average yield of 5.79% and a weighted average time to maturity of 9.5 years. At December 31, 2016, our CRT securities had an amortized cost of $382.7 million, a fair value of $404.9 million, a weighted average yield of 5.86% and weighted average time to maturity of 9.0 years.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loans held by consolidated trusts at June 30, 2017 and does not reflect estimates of prepayments or scheduled amortization. For residential whole loans held at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Residential Whole Loans, at Carrying Value (1)	Residential Whole Loans, at Fair Value (2)
Amount due:
Within one year	$803	$5,300
After one year:
Over one to five years	3,400	7,923
Over five years	555,675	730,849
Total due after one year	$559,075	$738,772
Total residential whole loans	$559,878	$744,072

(1) Excludes approximately $101.4 million of residential whole loans held at carrying value for which the closing of the purchase transaction had not occurred as of June 30, 2017.
(2) Excludes approximately $239.2 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of June 30, 2017.

The following table presents at June 30, 2017, the dollar amount of our residential whole loans held at fair value, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Residential Whole Loans, at Fair Value (1)(2)
Interest rates:
Fixed	$440,512
Adjustable	298,260
Total	$738,772

(1)  Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of June 30, 2017.
(2) Excludes approximately $239.2 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of June 30, 2017.

Information is not presented for residential whole loans held at carrying value as income is recognized based on pools of assets with similar risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than on the contractual coupons of the underlying loans.

The following table presents additional information regarding our residential whole loans held at fair value at June 30, 2017 and December 31, 2016:

	Residential Whole Loans, at Fair Value
(Dollars in Thousands)	June 30, 2017	December 31, 2016
Loans 90 days or more past due (1):
Number of Loans	1,996	2,560
Aggregate Amount Outstanding	$481,310	$570,025

(1) Excludes loans which are 90 or more days past due at June 30, 2017 from the $239.2 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of June 30, 2017.

Income on residential whole loans held at carrying value is recognized based on pools of assets with similar credit risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than the contractual coupons of the underlying loans. As the unit of account is at the pool level rather than the individual loan level, none of our residential whole loans held at carrying value are currently considered 90 days or more past due.

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

The table below summarizes our exposure to our counterparties at June 30, 2017, by country:

Country	Number of Counterparties	Repurchase Agreement Financing		Swaps at Fair Value	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland (3)	3	$1,220,497		$—	$425,437	3.69%
United Kingdom	3	408,666		—	138,032	1.20
France	2	611,895		—	147,607	1.28
Holland	1	139,344		—	11,443	0.10
Germany	1	—		—	(101)	—
Total European	10	2,380,402		—	722,418	6.27%
Other Countries:
United States	14	$3,433,392		$—	$788,878	6.84%
Canada (4)	4	806,400		—	196,544	1.70
Japan (5)	3	496,015		—	40,785	0.35
China (5)	1	326,314		—	11,480	0.10
South Korea	1	98,688		—	6,151	0.05
Total Other	23	5,160,809		—	1,043,838	9.04%
Total	33	$7,541,211	(6)	$—	$1,766,256	15.31%

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

(4)
Includes Canada-based counterparties as well as U.S.-domiciled subsidiaries of Canadian parent entities. In the case of one counterparty, also includes exposure of $491.9 million to Barbados-based affiliate of the Canadian parent entity.

(5)	Exposure is to U.S.-domiciled subsidiary of the Japanese or Chinese parent entity, as the case may be.

(6)	Includes $500.0 million of repurchase agreements entered into in connection with contemporaneous repurchase and reverse repurchase agreements with a single counterparty.

At June 30, 2017, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Uncertainty in the global financial market and weak economic conditions in Europe, including as a result of the United Kingdom’s recent vote to leave the European Union (commonly known as “Brexit”), could potentially impact our major European financial counterparties, with the possibility that this would also impact the operations of their U.S. domiciled subsidiaries. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general. Management monitors our exposure to our repurchase agreement counterparties on a regular basis, using various methods, including review of recent rating agency actions or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements with our counterparties. We intend to make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements, or take other necessary actions to reduce the amount of our exposure to a counterparty when such actions are considered necessary.

Tax Considerations

Current period estimated taxable and items expected to impact future taxable income

We estimate that for the six months ended June 30, 2017, our taxable income was approximately $191.0 million. Based on dividends paid or declared during the six months ended June 30, 2017, we have undistributed taxable income of approximately $86.0 million, or $0.22 per share. We have until the filing of our 2017 tax return (due not later than October 15, 2018) to declare the distribution of any 2017 REIT taxable income not previously distributed.

During the first quarter of 2017 we unwound our remaining MBS resecuritization transaction. We currently estimate that the unwind will generate taxable income (but not GAAP income) of an amount in excess of $0.12 per share. During the second quarter of 2017 we entered into our first securitization of residential whole loans. As part of this transaction, loans deemed to be sold for tax purposes are estimated to generate 2017 taxable income in excess of $0.01 per share.

Key differences between GAAP net income and REIT Taxable Income for Non-Agency MBS and Residential Whole Loans

Our total Non-Agency MBS portfolio for tax differs from our portfolio reported for GAAP primarily due to the fact that for tax purposes; (i) certain of the MBS contributed to the VIEs used to facilitate MBS resecuritization transactions were deemed to be sold; and (ii) the tax basis of underlying MBS considered to be re-acquired in connection with the unwind of such transactions becomes the fair market value of such securities at the time of the unwind. For GAAP reporting purposes the underlying MBS that were included in these MBS resecuritization transactions were not considered to be sold. Similarly, for tax purposes the residential whole loans contributed to the VIEs used to facilitate our second quarter 2017 loan securitization transaction were deemed to be sold for tax purposes, but not for GAAP reporting purposes. In addition, for our Non-Agency MBS and residential whole loan tax portfolios, potential timing differences arise with respect to the accretion of market discount into income and recognition of realized losses for tax purposes as compared to GAAP.  Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

The determination of taxable income attributable to Non-Agency MBS and residential whole loans is dependent on a number of factors, including principal payments, defaults, loss mitigation efforts and loss severities.  In estimating taxable income for Non-Agency MBS and residential whole loans during the year, management considers estimates of the amount of discount expected to be accreted.  Such estimates require significant judgment and actual results may differ from these estimates.  Moreover, the deductibility of realized losses from Non-Agency MBS and residential whole loans, and their effect on market discount accretion is analyzed on an asset-by-asset basis and while they will result in a reduction of taxable income, this reduction tends to occur gradually and primarily for Non-Agency MBS in periods after the realized losses are reported. In addition, for MBS resecuritization transactions that were treated as a sale of the underlying MBS for tax purposes, taxable gain or loss, if any, resulting from the unwind of such transactions is not recognized in GAAP net income.

Securitization transactions result in differences between GAAP net income and REIT Taxable Income

For tax purposes, depending on the transaction structure, a securitization and/or resecuritization transactions may be treated either as a sale or a financing of the underlying collateral.  Income recognized from securitization and resecuritization transactions will differ for tax and GAAP.  For tax purposes, we own and may in the future acquire interests in securitization and/or resecuritization trusts, in which several of the classes of securities are or will be issued with Original Issue Discount (or OID).  As the holder of the retained interests in the trust, we generally will be required to include OID in our current gross interest income over the term of the applicable securities as the OID accrues.  The rate at which the OID is recognized into taxable income is calculated using a constant rate of yield to maturity, with realized losses impacting the amount of OID recognized in REIT taxable income once they are actually incurred.  For tax purposes, REIT taxable income may be recognized in excess of economic income (i.e., OID) or in advance of the corresponding cash flow from these assets, thereby effecting our dividend distribution requirement to stockholders. In addition, for securitization and/or resecuritization transactions that were treated as a sale of the underlying collateral for tax purposes, the unwind of any such transaction will likely result in a taxable gain or loss that is likely not recognized in GAAP net income since securitization and resecuritization transactions are typically accounted for as financing transactions for GAAP purposes. The tax basis of underlying residential whole loans or MBS re-acquired in connection with the unwind of such transactions becomes the fair market value of such assets at the time of the unwind.

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

The FHFA and both houses of Congress have discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’ guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform.  While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations.  As the FHFA and both houses of Congress continue to consider various measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2017. However, we cannot be certain if any housing and/or mortgage-related legislation will emerge from committee, or be approved by Congress, and if so, what the effect will be on our business.

Results of Operations

Quarter Ended June 30, 2017 Compared to the Quarter Ended June 30, 2016

General

For the second quarter of 2017, we had net income available to our common stock and participating securities of $76.2 million, or $0.20 per basic and diluted common share, compared to net income available to common stock and participating securities of $75.2 million, or $0.20 per basic and diluted common share, for the second quarter of 2016.

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

For the second quarter of 2017, our net interest spread and margin were 2.10% and 2.58%, respectively, compared to a net interest spread and margin of 2.14% and 2.46%, respectively, for the second quarter of 2016. Our net interest income decreased by $5.7 million, or 8.5%, to $61.1 million from $66.8 million for the second quarter of 2016.  Current quarter net interest income from Agency MBS and Legacy Non-Agency MBS declined compared to the second quarter of 2016 by approximately $9.0 million, primarily due to lower average amounts invested in these securities and higher funding costs, partially offset by higher yields earned on Legacy Non-Agency MBS. In addition, net interest income on 3 Year Step-up securities was $2.3 million lower compared to the second quarter of 2016 primarily due to lower average amounts invested in these securities and higher funding costs partially offset by higher yields earned on 3 Year Step-up securities and lower average balances of associated repurchase agreement financings. These decreases were partially offset by higher net interest income on CRT securities, other interest-earning investments and residential whole loans at carrying value of approximately $5.7 million compared to the second quarter of 2016, primarily due to higher average balances invested in and yields earned on CRT securities and higher average balances of residential loans at carrying value and other interest-earning investments. In addition, net interest income also includes $4.4 million of interest expense associated with residential whole loans at fair value, reflecting a $939,000 increase in borrowing costs related to these investments compared to the second quarter of 2016. Coupon interest income received from residential whole loans at fair value is presented as a component of the total income earned on these investments and therefore is included in Other income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended June 30, 2017 and 2016.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended June 30,
	2017				2016
(Dollars in Thousands)	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Agency MBS (1)	$3,384,724		$16,587	1.96%	$4,402,040		$21,592	1.96%
Legacy Non-Agency MBS (1)	2,351,663		52,030	8.85	3,047,889		58,851	7.72
3 Year Step-up securities (1)	2,024,763		22,187	4.38	2,603,709		24,914	3.83
Total MBS	7,761,150		90,804	4.68	10,053,638		105,357	4.19
CRT securities (1)	525,164		7,846	5.98	236,629		3,222	5.45
Residential whole loans, at carrying value (2)	568,080		8,503	5.99	373,572		5,758	6.17
Other interest-earning investments	98,195		1,957	7.97	—		—	—
Cash and cash equivalents (3)	609,353		1,047	0.69	271,068		170	0.25
Total interest-earning assets	9,561,942		110,157	4.61	10,934,907		114,507	4.19
Total non-interest-earning assets (2)	2,021,401				1,981,968
Total assets	$11,583,343				$12,916,875

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements and other advances (4)	$7,612,393		$46,802	2.43%	$9,102,457		$45,574	1.98%
Securitized debt (5)	30,414		211	2.74	8,520		137	6.36
Senior Notes	96,746		2,009	8.31	96,709		2,009	8.31
Total interest-bearing liabilities	7,739,553		49,022	2.51	9,207,686		47,720	2.05
Total non-interest-bearing liabilities	648,231				792,630
Total liabilities	8,387,784				10,000,316
Stockholders’ equity	3,195,559				2,916,559
Total liabilities and stockholders’ equity	$11,583,343				$12,916,875

Net interest income/net interest rate spread (6)			$61,135	2.10%			$66,787	2.14%
Net interest-earning assets/net interest margin (7)	$1,822,389			2.58%	$1,727,221			2.46%
Ratio of interest-earning assets to interest-bearing liabilities	1.24	x			1.19	x

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

(5)
Securitized debt for the quarter ended June 30, 2017 reflects securitized debt from our loan securitization transaction in June 2017. Securitized debt for the quarter ended June 30, 2016 reflects securitized debt from our MBS resecuritization transaction in February 2012.

(6)	Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.

(7)	Net interest margin reflects annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2017
	Compared to
	Three Months Ended June 30, 2016
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	(4,983)	(22)	(5,005)
Legacy Non-Agency MBS	(14,434)	7,613	(6,821)
3 Year Step-up securities	(6,015)	3,288	(2,727)
CRT securities	4,278	346	4,624
Residential whole loans, at carrying value (1)	2,916	(171)	2,745
Other interest-earning investments	1,957	—	1,957
Cash and cash equivalents	366	511	877
Total net change in income from interest-earning assets	$(15,915)	$11,565	$(4,350)

Interest-bearing liabilities:
Agency repurchase agreements and FHLB advances	(3,451)	2,697	(754)
Legacy Non-Agency repurchase agreements	(4,186)	2,234	(1,952)
3 Year Step-up securities repurchase agreements	(2,639)	2,245	(394)
CRT securities repurchase agreements	1,207	177	1,384
Residential whole loan at carrying value repurchase agreements	1,219	303	1,522
Residential whole loan at fair value repurchase agreements	604	294	898
Other repurchase agreements	524	—	524
Securitized debt	188	(114)	74
Senior Notes	—	—	—
Total net change in expense of interest-bearing liabilities	$(6,534)	$7,836	$1,302
Net change in net interest income	$(9,381)	$3,729	$(5,652)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
June 30, 2017	2.10%	2.58%
March 31, 2017	2.27	2.63
December 31, 2016	2.12	2.46
September 30, 2016	2.13	2.46
June 30, 2016	2.14	2.46

(1)  Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)  Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and 3 Year Step-up securities for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			3 Year Step-up Securities			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)
June 30, 2017	1.96%	1.57%	0.39%	8.85%	3.28%	5.57%	4.38%	2.50%	1.88%	4.68%	2.29%	2.39%
March 31, 2017	1.98	1.49	0.49	8.90	3.05	5.85	4.02	2.30	1.72	4.58	2.15	2.43
December 31, 2016	1.92	1.41	0.51	8.24	3.01	5.23	3.94	2.16	1.78	4.35	2.07	2.28
September 30, 2016	1.83	1.28	0.55	8.09	2.98	5.11	3.86	2.05	1.81	4.24	1.96	2.28
June 30, 2016	1.96	1.26	0.70	7.72	2.88	4.84	3.83	2.01	1.82	4.19	1.91	2.28

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency cost of funding includes 49, 60, 65, 62 and 63 basis points and Legacy Non-Agency cost of funding includes 58, 58, 69, 74, and 69 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016 and June 30, 2016, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the second quarter of 2017 decreased by $5.0 million, or 23.2% to $16.6 million from $21.6 million for the second quarter of 2016.  This decrease primarily reflects a $1.0 billion decrease in the average amortized cost of our Agency MBS portfolio to $3.4 billion for the second quarter of 2017 from $4.4 billion for the second quarter of 2016. In addition, the net yield on our Agency MBS remained unchanged at 1.96% for the second quarter of 2017 compared to the second quarter of 2016. At the end of the second quarter of 2017, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the second quarter of 2016.  However, during the second quarter of 2017, our Agency MBS portfolio experienced a 16.3% CPR and we recognized $8.3 million of net premium amortization compared to a CPR of 13.9% and $9.3 million of net premium amortization for the second quarter of 2016. At June 30, 2017, we had net purchase premiums on our Agency MBS of $118.6 million, or 3.8% of current par value, compared to net purchase premiums of $135.1 million, or 3.8% of par value at December 31, 2016.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) decreased $9.5 million, or 11.4%, for the second quarter of 2017 to $74.2 million compared to $83.8 million for the second quarter of 2016. This decrease is primarily due to the decrease in the average amortized cost of our Non-Agency MBS portfolio of $1.3 billion or 22.6%, to $4.4 billion from $5.7 billion for the second quarter of 2016. This decrease more than offset the impact of the higher yields generated on our Legacy Non-Agency MBS portfolio, which were 8.85% for the second quarter of 2017 compared to 7.72% for the second quarter of 2016. The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the impact of the cash proceeds received during 2016 in connection with the settlement of litigation related to certain Countrywide and Citigroup sponsored residential mortgage backed securitization trusts, the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and the impact of redemptions during 2017 of certain securities that had been previously purchased at a discount. Our 3 Year Step-up securities portfolio yielded 4.38% for the second quarter of 2017 compared to 3.83% for the second quarter of 2016. The increase in the net yield reflects an increase in the average coupon yield to 4.25% for the second quarter of 2017 from 3.81% for the second quarter of 2016 and higher accretion income recognized in the current quarter due to the impact of redemptions of certain securities that had been previously purchased at a discount.

During the second quarter of 2017, we recognized net purchase discount accretion of $20.2 million on our Non-Agency MBS, compared to $19.4 million for the second quarter of 2016.  At June 30, 2017, we had net purchase discounts of $882.2 million, including Credit Reserve and previously recognized OTTI of $626.5 million, on our Legacy Non-Agency MBS, or 28.2% of par value.  During the second quarter of 2017 we reallocated $9.8 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and 3 Year Step-up securities and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			3 Year Step-up Securities
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
June 30, 2017	2.94%	1.96%	16.3%	5.52%	8.85%	18.2%	4.25%	4.38%	33.4%
March 31, 2017	2.90	1.98	15.1	5.50	8.90	16.8	3.99	4.02	25.7
December 31, 2016	2.86	1.92	15.9	5.40	8.24	17.3	3.91	3.94	25.6
September 30, 2016	2.83	1.83	16.7	5.28	8.09	15.9	3.83	3.86	32.2
June 30, 2016	2.80	1.96	13.9	5.19	7.72	16.1	3.81	3.83	25.4

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

Interest Expense

Our interest expense for the second quarter of 2017 increased by $1.3 million, or 2.7%, to $49.0 million from $47.7 million for the second quarter of 2016.  The effective interest rate paid on our borrowings increased to 2.51% for the quarter ended June 30, 2017, from 2.05% for the quarter ended June 30, 2016.  This increase primarily reflects an increase in financing rates on our repurchase agreement financings, an increase in our average borrowings to finance residential whole loans, CRT securities and other interest-earning investments, which was partially offset by a decrease in our average repurchase agreement borrowings and other advances to finance Agency MBS, Legacy Non-Agency MBS and 3 Year Step-up securities.

At June 30, 2017, we had repurchase agreement borrowings of $7.0 billion, of which $2.6 billion was hedged with Swaps.  At June 30, 2017, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 2.04% and extended 33 months on average with a maximum remaining term of approximately 74 months.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $6.5 million, or 33 basis points, for the second quarter of 2017, as compared to interest expense of $10.5 million, or 45 basis points, for the second quarter of 2016.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 1.98% for the quarter ended June 30, 2017 from 1.82% for the quarter ended and June 30, 2016.  The weighted average variable interest rate received on our Swaps increased to 1.01% for the quarter ended June 30, 2017 from 0.44% for the quarter ended June 30, 2016.  During the quarter ended June 30, 2017, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $300.0 million and weighted average fixed-pay rate of 0.57% amortize and/or expire.

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

OTTI

During the second quarter of 2017, we recognized OTTI charges through earnings against certain of our Non-Agency MBS of $618,000. We did not recognize any OTTI charges through earnings against our Non-Agency MBS during the second quarter of 2016. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows. At June 30, 2017, we had 374 Agency MBS with a gross unrealized loss of $35.3 million and 11 Non-Agency MBS with a gross unrealized loss of $505,000.  Impairments on Agency MBS in an unrealized loss position at June 30, 2017 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such securities, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in our analysis of expected cash flows for our Legacy Non-Agency MBS and any determination of the credit component of OTTI.

Other Income, net

For the second quarter of 2017, Other Income, net increased by $9.9 million, or 36.7%, to $36.9 million compared to $27.0 million for the second quarter of 2016.  Other income, net for the second quarter of 2017 primarily reflects a $16.2 million net gain recorded on residential whole loans held at fair value, $13.8 million of unrealized gains on CRT securities accounted for at fair value and $5.9 million of net gains realized on the sale of $16.9 million of Non-Agency MBS and U.S. Treasury securities. Other Income, net for the second quarter of 2016 primarily reflects a $15.7 million net gain recorded on residential whole loans held at fair value, and $9.2 million of gross gains realized on the sale of $19.8 million Non-Agency MBS and $2.0 million of unrealized gains on CRT securities accounted for at fair value.

Operating and Other Expense

For the second quarter of 2017, we had compensation and benefits and other general and administrative expenses of $13.3 million, or 1.67% of average equity, compared to $11.9 million, or 1.63% of average equity, for the second quarter of 2016.  Compensation and benefits expense increased $551,000 to $7.6 million for the second quarter of 2017, compared to $7.0 million for the second quarter of 2016, which primarily reflects higher headcount and recognition for accounting purposes of additional expense associated with long term incentive awards. Our other general and administrative expenses increased by $873,000 to $5.8 million for the quarter ended June 30, 2017 compared to $4.9 million for the quarter ended June 30, 2016 primarily due to higher costs associated with the loan securitization transaction completed during the quarter and other structured financing transactions, higher costs related to stock-based compensation awards to Directors and higher professional services related costs.

Operating and Other Expense for the second quarter of 2017 also includes $4.2 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $1.2 million, primarily due to increases in non-recoverable advances on REO, increased loan servicing and modification fees and higher loan acquisition related expenses, which were partially offset by a decrease in the provision for loan losses recognized this quarter.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
June 30, 2017	2.63%	10.01%	27.59%	1.00	2.5	$7.76
March 31, 2017	2.42	10.19	24.95	1.00	2.9	7.66
December 31, 2016	2.18	9.52	24.19	1.11	3.1	7.62
September 30, 2016	2.47	11.05	23.46	0.95	3.1	7.64
June 30, 2016	2.33	10.83	22.58	1.00	3.3	7.41

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)
Represents the sum of borrowings under repurchase agreements, FHLB advances, securitized debt, payable for unsettled purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity.

(6)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

Six Month Period Ended June 30, 2017 Compared to the Six Month Period Ended June 30, 2016

General

For the six months ended June 30, 2017, we had net income available to common stock and participating securities of $150.5 million, or $0.39 per basic and diluted common share, compared to net income available to common stock and participating securities of $149.5 million, or $0.40 per basic and diluted common share, for the six months ended June 30, 2016.

Net Interest Income

For the six months ended June 30, 2017, our net interest spread and margin were 2.19% and 2.61%, respectively, compared to a net interest spread and margin of 2.18% and 2.50%, respectively, for the six months ended June 30, 2016. Our net interest income decreased by $8.6 million, or 6.3%, to $128.0 million from $136.6 million for the six months ended June 30, 2016.  For the six months ended June 30, 2017, net interest income from Agency MBS and Legacy Non-Agency MBS declined compared to the six months ended June 30, 2016, by approximately $16.3 million, primarily due to lower average amounts invested in these securities and higher funding costs, partially offset by higher yields earned on Legacy Non-Agency MBS. In addition, net interest income on 3 Year Step-up securities was approximately $3.4 million lower compared to the six months ended June 30, 2016 primarily due to lower average amounts invested in these securities and higher funding costs partially offset by higher yields earned on 3 Year Step-up securities. These decreases were partially offset by higher net interest income on CRT securities, residential whole loans at carrying value and other interest-earning investments of approximately $11.7 million compared to the six months ended June 30, 2016, primarily due to higher average balances invested in and yields earned on CRT securities and higher average balances of residential whole loans at carrying value and other interest-earning assets. In addition, net interest income for the six months ended June 30, 2017 also includes $8.6 million of interest expense associated with residential whole loans at fair value, reflecting a $1.7 million increase in borrowing costs related to these investments compared to the six months ended June 30, 2016. Coupon interest income received from residential whole loans at fair value is presented as a component of the total income earned on these investments and therefore is included in Other income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the six months ended June 30, 2017 and 2016.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Six Months Ended June 30,
	2017				2016
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$3,499,903		$34,481	1.97%	$4,514,099		$45,589	2.02%
Legacy Non-Agency MBS (1)	2,436,786		108,136	8.88	3,106,396		119,074	7.67
3 Year Step-up securities (1)	2,311,746		48,324	4.18	2,608,712		50,843	3.90
Total MBS	8,248,435		190,941	4.63	10,229,207		215,506	4.21
CRT securities (1)	478,022		14,222	5.95	218,034		5,914	5.42
Residential whole loans, at carrying value (2)	576,315		17,193	5.97	324,485		10,195	6.28
Other interest-earning investments	92,244		3,656	7.93	—		—	—
Cash and cash equivalents (3)	467,876		1,402	0.60	251,669		310	0.25
Total interest-earning assets	9,862,892		227,414	4.61	11,023,395		231,925	4.21
Total non-interest-earning assets (2)	2,065,613				1,936,444
Total assets	$11,928,505				$12,959,839

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements and other advances (4)	8,051,184		95,141	2.35	9,170,613		90,969	1.96
Securitized debt (5)	15,291		211	2.74	13,473		333	4.89
Senior Notes	96,741		4,019	8.31	96,704		4,018	8.31
Total interest-bearing liabilities	8,163,216		99,371	2.42	9,280,790		95,320	2.03
Total non-interest-bearing liabilities	635,729				777,811
Total liabilities	8,798,945				10,058,601
Stockholders’ equity	3,129,560				2,901,238
Total liabilities and stockholders’ equity	$11,928,505				$12,959,839

Net interest income/ net interest rate spread (6)			$128,043	2.19%			$136,605	2.18%
Net interest-earning assets/ net interest margin (7)	$1,699,676			2.61%	$1,742,605			2.50%
Ratio of interest-earning assets to interest-bearing liabilities	1.21	x			1.19	x

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

(5)
Securitized debt for the six months ended June 30, 2017 reflects securitized debt from our loan securitization transaction in June 2017. Securitized debt for the six months ended June 30, 2016 reflects securitized debt from our MBS resecuritization transaction in February 2012.

(6)	Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.

(7)	Net interest margin reflects annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30, 2017
	Compared to
	Six Months Ended June 30, 2016
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(10,017)	$(1,091)	$(11,108)
Legacy Non-Agency MBS	(28,004)	17,066	(10,938)
3 Year Step-up securities	(7,337)	4,818	(2,519)
CRT securities	7,684	624	8,308
Residential whole loans, at carrying value (1)	7,537	(539)	6,998
Other interest-earning investments	3,656	—	3,656
Cash and cash equivalents	410	682	1,092
Total net change in income from interest-earning assets	$(26,071)	$21,560	$(4,511)

Interest-bearing liabilities:
Agency repurchase agreements and FHLB advances	$(6,816)	$4,802	$(2,014)
Legacy Non-Agency repurchase agreements	(6,861)	3,488	(3,373)
3 Year Step-up securities repurchase agreements	(2,584)	3,420	836
CRT securities repurchase agreements	2,195	278	2,473
Residential whole loan at carrying value repurchase agreements	3,337	346	3,683
Residential whole loan at fair value repurchase agreements	1,404	207	1,611
Other repurchase agreements	956	—	956
Securitized debt	40	(162)	(122)
Senior Notes	1	—	1
Total net change in expense of interest-bearing liabilities	$(8,328)	$12,379	$4,051
Net change in net interest income	$(17,743)	$9,181	$(8,562)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and 3 Year Step-up securities for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			3 Year Step-up Securities			Total MBS
Six Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
June 30, 2017	1.97%	1.53%	0.44%	8.88%	3.16%	5.72%	4.18%	2.39%	1.79%	4.63%	2.22%	2.41%
June 30, 2016	2.02%	1.26%	0.76%	7.67%	2.85%	4.82%	3.90%	2.02%	1.88%	4.21%	1.89%	2.32%

(1) Reflects annualized interest income on MBS divided by average amortized cost of MBS.
(2) Reflects annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency cost of funding includes 55 and 63 basis points and Legacy Non-Agency cost of funding includes 59 and 66 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the six months ended June 30, 2017 and 2016, respectively.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the six months ended June 30, 2017 decreased by $11.1 million, or 24.4%, to $34.5 million from $45.6 million for the six months ended June 30, 2016.  This change primarily reflects a $1.0 billion decrease in the average amortized cost of our Agency MBS portfolio to $3.5 billion for the six months ended June 30, 2017 from $4.5 billion for the six months ended June 30, 2016. In addition, the net yield on our Agency MBS decreased to 1.97% for the six months ended June 30, 2017 from 2.02% for the six months ended June 30, 2016.  At the end of the second quarter of 2017, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the second quarter of 2016.  However, during the six months ended June 30, 2017, our Agency MBS portfolio experienced a 13.6% CPR and we recognized $16.6 million of net premium amortization compared to a CPR of 11.0% and $17.4 million of net premium amortization for the six months ended June 30, 2016, which resulted in the year on year decline in net yield.  At June 30, 2017, we had net purchase premiums on our Agency MBS of $118.6 million, or 3.8% of current par value, compared to net purchase premiums of $135.1 million, or 3.8% of par value at December 31, 2016.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) decreased by $13.5 million, or 7.9%, for the six months ended June 30, 2017 to $156.5 million compared to $169.9 million for the six months ended June 30, 2016. This decrease is primarily due to the decrease in the average amortized cost of our Non-Agency MBS portfolio of $966.6 million or 16.9%, to $4.7 billion from $5.7 billion for the six months ended June 30, 2016.  This decrease more than offset the impact of the higher yields generated on our Legacy Non-Agency MBS portfolio, which were 8.88% for the six months ended June 30, 2017 compared to 7.67% for the six months ended June 30, 2016.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the impact of the cash proceeds received during 2016 in connection with the settlement of litigation related to certain Countrywide and Citigroup sponsored residential mortgage backed securitization trusts, the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and the impact of redemptions during 2017 of certain securities that had been previously purchased at a discount. Our 3 Year Step-up securities portfolio yielded 4.18% for the six months ended June 30, 2017 compared to 3.90% for the six months ended June 30, 2016. The increase in the net yield reflects an increase in the average coupon yield to 4.11% for the six months ended June 30, 2017 from 3.77% for the six months ended June 30, 2016 and higher accretion income recognized in the current six month period due to the impact of redemptions of certain securities that had been previously purchased at a discount.

During the six months ended June 30, 2017, we recognized net purchase discount accretion of $41.8 million on our Non-Agency MBS, compared to $40.9 million for the six months ended June 30, 2016.  At June 30, 2017, we had net purchase discounts of $882.2 million, including Credit Reserve and previously recognized OTTI of $626.5 million, on our Legacy Non-Agency MBS, or 28.2% of par value.  During the six months ended June 30, 2017 we reallocated $19.0 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and 3 Year Step-up securities and weighted average CPRs experienced for such MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			3 Year Step-up Securities
Six Months Ended	Coupon Yield (1)	Net Yield (2)	6 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	6 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	6 Month Average Bond CPR (4)
June 30, 2017	2.92%	1.97%	13.6%	5.51%	8.88%	15.2%	4.11%	4.18%	29.9%
June 30, 2016	2.79	2.02	11.0	5.16	7.67	12.7	3.77	3.90	24.2

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

Interest Expense

Our interest expense for the six months ended June 30, 2017 increased by $4.1 million, or 4.2%, to $99.4 million, from $95.3 million for the six months ended June 30, 2016.  The effective interest rate paid on our borrowings increased to 2.42% for the six months ended June 30, 2017, from 2.03% for the six months ended June 30, 2016. This increase primarily reflects an increase in financing rates on our repurchase agreement financings, an increase in our average borrowings to finance residential whole loans, CRT securities and other interest-earning investments, which was partially offset by a decrease in our average repurchase agreement borrowings and other advances to finance Agency MBS, Legacy Non-Agency MBS and 3 Year Step-up securities.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $14.3 million, or 35 basis points, for the six months ended June 30, 2017, compared to interest expense of $21.1 million, or 45 basis points, for the six months ended June 30, 2016.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 1.93% for the six months ended June 30, 2017 from 1.82% for the six months ended June 30, 2016.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 0.90% for the six months ended June 30, 2017 from 0.43% for the six months ended June 30, 2016.  During the six months ended June 30, 2017, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $350.0 million and a weighted average fixed-pay rate of 0.58% amortize and/or expire.

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

OTTI

During the six months ended June 30, 2017, we recognized OTTI charges through earnings against certain of our Non-Agency MBS of $1.0 million. We did not recognize any OTTI charges through earnings against our Non-Agency MBS during the six months ended June 30, 2016. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows.

Other Income, net

For the six months ended June 30, 2017, Other income, net increased by $15.2 million, or 30.6%, to $64.9 million compared to $49.7 million for the six months ended June 30, 2016.  Other income, net for the six months ended June 30, 2017 primarily reflects a $30.0 million net gain recorded on residential whole loans held at fair value, $19.4 million of unrealized gains on CRT securities accounted for at fair value and $15.6 million of gains realized on the sale of $177.6 million Non-Agency MBS and U.S. Treasury securities. Other Income for the six months ended June 30, 2016 primarily reflects a net gain of $28.1 million on residential whole loans held at fair value, $19.0 million of gains realized on the sale of $51.8 million of Non-Agency MBS and $3.5 million of unrealized gains on CRT securities accounted for at fair value.

Operating and Other Expense

During the six months ended June 30, 2017, we had compensation and benefits and other general and administrative expenses of $25.3 million, or 1.62% of average equity, compared to $23.2 million, or 1.60% of average equity, for the six months ended June 30, 2016.  Compensation and benefits expense increased $937,000 to $15.4 million for the six months ended June 30, 2017, compared to $14.4 million for the six months ended June 30, 2016, which primarily reflects higher headcount and recognition for accounting purposes of additional expense associated with long term incentive awards. Our other general and administrative expenses increased by $1.2 million to $10.0 million for the six months ended June 30, 2017 compared to $8.8 million for the six months ended June 30, 2016, primarily due to higher costs associated with the loan securitization transaction completed during the quarter and other structured financing transactions, higher costs related to stock-based compensation awards to Directors and higher professional services related costs.

Operating and Other Expense during the six months ended June 30, 2017 also includes $8.6 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $2.5 million, primarily due to increases in non-recoverable advances on REO, increased loan servicing and modification fees and higher loan acquisition related expenses, which were partially offset by a decrease in the provision for loan losses recognized for the six month period.

 Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Six Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
June 30, 2017	2.52%	10.10%	26.24%	1.03	2.5	$7.76
June 30, 2016	2.31	10.82	22.39	1.00	3.3	7.41

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

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

Recent Accounting Standards to be Adopted in Future Periods

Compensation - Stock Compensation - Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting (or ASU 2017-09). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all of the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award date is modified. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance. The amendments of this ASU should be applied prospectively to an award modified on or after the adoption date. We do not expect the adoption of ASU 2017-09 to have a significant impact on our financial position or financial statement disclosures.

Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (or ASU 2017-04). The amendments in ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill (Step 2 from today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). Public business entities should adopt the amendments in ASU 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The amendments of this ASU should be applied in a prospective basis. We do not expect the adoption of ASU 2017-04 to have a significant impact on our financial position or financial statement disclosures.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities.  On May 10, 2017, we issued 23.0 million shares of our common stock in a public offering, generating net cash proceeds of approximately $178.3 million, after expenses. We are using the proceeds from this equity transaction to primarily invest in additional residential mortgage-related assets. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at June 30, 2017, we had 13.5 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the six months ended June 30, 2017, we issued 1,002,798 shares of common stock through our DRSPP, raising net proceeds of approximately $7.9 million.

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

With respect to margin maintenance requirements for repurchase agreements secured by harder to value assets, such as Non-Agency MBS and residential whole loans, margin calls are typically determined by our counterparties based on their assessment of changes in the fair value of the underlying collateral and in accordance with the agreed upon haircuts specified in the transaction confirmation with the counterparty.  We address margin call requests in accordance with the required terms specified in the applicable repurchase agreement and such requests are typically satisfied by posting additional cash or collateral on the same business day.  We review margin calls made by counterparties and assess them for reasonableness by comparing the counterparty valuation against our valuation determination.  When we believe that a margin call is unnecessary because our assessment of collateral value differs from the counterparty valuation, we typically hold discussions with the counterparty and are able to resolve the matter.  In the unlikely event that resolution cannot be reached, we will look to resolve the dispute based on the remedies available to us under the terms of the repurchase agreement, which in some instances may include the engagement of a third-party to review collateral valuations.  For other agreements that do not include such provisions, we could resolve the matter by substituting collateral as permitted in accordance with the agreement or otherwise request the counterparty to return the collateral in exchange for cash to unwind the financing.

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at June 30, 2017 and December 31, 2016:

At June 30, 2017	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.56%	3.00%	5.00%
Legacy Non-Agency MBS	22.52	15.00	35.00
3 Year Step-up securities	22.68	15.00	30.00
U.S. Treasury securities	1.59	1.00	2.00
CRT securities	22.12	15.00	25.00
Residential whole loans	26.26	20.00	35.00
Other investments	50.00	50.00	50.00

At December 31, 2016	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.67%	3.00%	6.00%
Legacy Non-Agency MBS	24.01	15.00	60.00
3 Year Step-up securities	21.70	15.00	40.00
U.S. Treasury securities	1.60	1.00	2.00
CRT securities	23.22	20.00	25.00
Residential whole loans	25.03	20.00	35.00
Other investments	50.00	50.00	50.00

During the first six months of 2017, the weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have remained fairly consistent compared to the end of 2016. Weighted average haircuts have decreased slightly on Legacy Non-Agency MBS and CRT securities and have increased slightly on Residential Whole Loans.

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

At June 30, 2017, we had a total of $8.6 billion of MBS, U.S. Treasury securities, CRT securities, residential whole loans and other investments and $11.8 million of restricted cash pledged against our repurchase agreements and Swaps. At June 30, 2017, we have access to various sources of liquidity which we estimate exceeds $1.3 billion. This includes (i) $745.5 million of cash and cash equivalents; (ii) $193.6 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $313.0 million in estimated financing available from unpledged Non-Agency MBS. Our sources of liquidity do not include restricted cash.

The table below presents certain information about our borrowings under repurchase agreements and other advances, and securitized debt:

	Repurchase Agreements and Other Advances			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
June 30, 2017 (2)	$7,612,393	$7,040,844	$7,763,860	$30,414	$143,698	$143,698
March 31, 2017	8,494,853	8,137,102	8,564,493	—	—	—
December 31, 2016	8,684,803	8,687,268	8,815,846	—	—	—
September 30, 2016	8,868,173	8,697,756	8,917,550	—	—	—
June 30, 2016 (3)	9,102,457	9,038,087	9,114,859	8,520	—	8,568

(1)  The information presented in the table above excludes Senior Notes issued in April 2012. The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.
(2) Securitized debt for the quarter ended June 30, 2017 reflects securitized debt from our loan securitization transaction in June 2017.
(3) Securitized debt for the quarter ended June 30, 2016 reflects securitized debt from our MBS resecuritization transaction in February 2012.

 Cash Flows and Liquidity for the Six Months Ended June 30, 2017

Our cash and cash equivalents increased by $485.4 million during the six months ended June 30, 2017, reflecting:  $1.9 billion provided by our investing activities, primarily from payments on our MBS; $96.1 million provided by our operating activities; and $1.5 billion used in our financing activities.

At June 30, 2017, our debt-to-equity multiple was 2.5 times compared to 2.9 times at December 31, 2016. At June 30, 2017, we had borrowings under repurchase agreements of $7.0 billion with 32 counterparties, of which $2.9 billion were secured by Agency MBS, $1.5 billion were secured by Legacy Non-Agency MBS, $1.2 billion were secured by 3 Year Step-up securities, $368.9 million were secured by U.S. Treasuries, $400.8 million were secured by CRT securities, $656.9 million were secured by residential whole loans and $50.6 million were secured by other investments.  We continue to have available capacity under our repurchase agreement credit lines.  In addition, at June 30, 2017, we had securitized debt of $143.7 million in connection with our loan securitization transaction in June 2017. At December 31, 2016, we had borrowings under repurchase agreements of $8.5 billion with 31 counterparties, of which $3.1 billion were secured by Agency MBS, $1.7 billion were secured by Legacy Non-Agency MBS, $2.0 billion were secured by 3 Year Step-up securities, $504.6 million were secured by U.S. Treasuries, $271.2 million were secured by CRT securities, $832.1 million were secured by residential whole loans and $43.3 million were secured by other investments. In addition, at December 31, 2016, we had $215.0 million in outstanding FHLB advances, secured by Agency MBS, all of which were repaid in January 2017.

During the six months ended June 30, 2017, $1.9 billion was provided through our investing activities.  We received cash of $2.5 billion from prepayments and scheduled amortization on our MBS and CRT securities, of which $457.8 million was attributable to Agency MBS, $2.0 billion was from Non-Agency MBS and $6.8 million was from CRT securities.  We purchased $661.4 million of Non-Agency MBS, $209.7 million of CRT securities, $14.4 million of other investments and $3.2 million of Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In addition, during the six months ended June 30, 2017 we sold certain of our Non-Agency MBS and U.S. Treasury securities for $177.6 million, realizing net gains of $15.6 million.

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

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
June 30, 2017	$106,432	$500	$106,932	$75,996	$(30,936)
March 31, 2017	150,264	1,500	151,764	246,168	94,404
December 31, 2016	337,694	8,000	345,694	357,163	11,469
September 30, 2016	343,351	28,700	372,051	343,139	(28,912)
June 30, 2016	326,555	63,600	390,155	281,912	(108,243)

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through June 30, 2017.

During the six months ended June 30, 2017, we paid $149.4 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $7.5 million on our preferred stock. On June 12, 2017, we declared our second quarter 2017 dividend on our common stock of $0.20 per share; on July 28, 2017, we paid this dividend, which totaled approximately $79.5 million, including dividend equivalents of approximately $255,000.

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

At June 30, 2017, MFA’s $6.1 billion of Agency MBS and Legacy Non-Agency MBS were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
Time to Reset	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
(Dollars in Thousands)
< 2 years (5)	$1,710,085	8	21.7%	$1,972,537	5	18.6%	$3,682,622	6	20.0%
2-5 years	155,198	40	13.0	—	—	—	155,198	40	13.0
> 5 years	94,341	66	5.5	—	—	—	94,341	66	5.5
ARM-MBS Total	$1,959,624	14	20.3%	$1,972,537	5	18.6%	$3,932,161	9	19.4%
15-year fixed (6)	$1,286,771		10.4%	$3,902		18.2%	$1,290,673		10.4%
30-year fixed (6)	—		—	881,183		17.3	881,183		17.3
40-year fixed (6)	—		—	39,542		19.0	39,542		19.0
Fixed-Rate Total	$1,286,771		10.4%	$924,627		17.4%	$2,211,398		13.5%
MBS Total	$3,246,395		16.3%	$2,897,164		18.2%	$6,143,559		17.3%

(1)	Excludes $1.7 billion of 3 Year Step-up securities. Refer to table below for further information.

(2)	Does not include principal payments receivable of $1.6 million.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic and/or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	3 month average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating-rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our 3 Year Step-up securities portfolio at June 30, 2017:

	Fair Value	Net Coupon	Months to Step-Up (1)	3 Month Average Bond CPR (2)
(Dollars in Thousands)
Re-Performing loans	$315,108	3.55%	12	20.2%
Non-Performing loans	1,106,042	4.16	20	39.0
Term Notes	273,961	5.84	30	10.5
Total 3 Year Step-up securities	$1,695,111	4.32%	20	33.4%

(1)
Months to step-up is the weighted average number of months remaining before the coupon interest rate increases pursuant to the first coupon reset. We anticipate that the securities will be redeemed prior to the step-up date.

(2)	All principal payments are considered to be prepayments for CPR purposes.

At June 30, 2017, our CRT securities had a fair value of $636.3 million and their coupons reset monthly based on one-month LIBOR.

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at June 30, 2017.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at June 30, 2017.

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$10,977,193	$25,820	$11,003,013	$(89,925)	(1.47)%	(0.81)%
+ 50 Basis Point Increase	$11,055,524	$(6,047)	$11,049,478	$(43,461)	(0.67)%	(0.39)%
Actual at June 30, 2017	$11,130,852	$(37,914)	$11,092,939	$—	—	—
- 50 Basis Point Decrease	$11,203,178	$(69,780)	$11,133,397	$40,458	(1.12)%	0.36%
-100 Basis Point Decrease	$11,272,500	$(101,647)	$11,170,853	$77,914	(1.78)%	0.70%

(1)	Such assets include MBS and CRT securities, residential whole loans and REO, Corporate Loan, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2017.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At June 30, 2017, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At June 30, 2017, the impact on portfolio value was approximated using estimated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.76 which is the weighted average of 1.78 for our Agency MBS, 1.30 for our Non-Agency investments, (2.54) for our Swaps, 0.04 for Other assets and zero for our cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.11), which is the weighted average of (0.37) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS, zero for Other assets and zero for our cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics of the mortgage loans underlying our Legacy Non-Agency MBS.  The following table presents certain information about our Legacy Non-Agency MBS portfolio at June 30, 2017.  Information presented with respect to the weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, do not reflect the impact of the general changes in home prices or changes in borrowers’ credit scores or the current use of the mortgaged properties.

The information in the table below is presented as of June 30, 2017:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	85	66	90	31	58	66	396
MBS current face (3)	$833,740	$545,801	$607,357	$183,961	$472,324	$488,732	$3,131,915
Total purchase discounts, net (3)	$(240,739)	$(152,831)	$(110,251)	$(58,963)	$(175,063)	$(144,331)	$(882,178)
Purchase discount designated as Credit Reserve and OTTI (3)(4)	$(152,657)	$(77,930)	$(59,456)	$(51,689)	$(174,001)	$(110,765)	$(626,498)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	18.3%	14.3%	9.8%	28.1%	36.8%	22.7%	20.0%
MBS amortized cost (3)	$593,001	$392,970	$497,106	$124,998	$297,261	$344,401	$2,249,737
MBS fair value (3)	$774,367	$504,794	$582,960	$166,450	$413,400	$455,193	$2,897,164
Weighted average fair value to current face	92.9%	92.5%	96.0%	90.5%	87.5%	93.1%	92.5%
Weighted average coupon (5)	3.98%	3.36%	3.64%	4.92%	4.97%	4.62%	4.11%
Weighted average loan age (months) (5)(6)	123	132	146	128	134	146	134
Weighted average current loan size (5)(6)	$511	$495	$303	$343	$251	$241	$377
Percentage amortizing (7)	92%	99%	100%	94%	99%	100%	97%
Weighted average FICO score at origination (5)(8)	730	729	726	706	703	704	719
Owner-occupied loans	90.6%	90.8%	86.4%	84.5%	86.4%	84.3%	87.9%
Rate-term refinancings	29.9%	21.7%	14.9%	22.2%	15.6%	14.5%	20.6%
Cash-out refinancings	34.9%	35.3%	27.7%	44.3%	44.7%	38.3%	36.1%
3 Month CPR (6)	20.7%	17.5%	21.3%	21.1%	16.9%	15.0%	18.8%
3 Month CRR (6)(9)	18.1%	15.6%	18.1%	16.2%	13.5%	12.5%	16.0%
3 Month CDR (6)(9)	3.2%	2.4%	4.0%	5.7%	4.2%	3.1%	3.5%
3 Month loss severity	48.2%	49.4%	49.5%	61.7%	62.1%	60.7%	54.1%
60+ days delinquent (8)	11.4%	11.7%	8.6%	14.6%	15.4%	13.0%	12.0%
Percentage of always current borrowers (Lifetime) (10)	34.5%	33.6%	41.2%	28.5%	24.4%	28.9%	32.9%
Percentage of always current borrowers (12M) (11)	76.3%	76.3%	79.1%	69.4%	68.2%	70.2%	74.3%
Weighted average credit enhancement (8)(12)	0.2%	0.5%	4.6%	0.0%	1.2%	3.5%	1.8%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

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

(3)
Excludes Non-Agency MBS issued since 2012 in which the underlying collateral consists of 3 Year Step-up securities. These Non-Agency MBS have a current face of $1.7 billion, amortized cost of $1.7 billion, fair value of $1.7 billion and purchase discounts of $2.2 million at June 30, 2017.

(4)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)	Weighted average is based on MBS current face at June 30, 2017.

(6)	Information provided is based on loans for individual groups owned by us.

(7)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(8)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(9)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(11)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

(12)
Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.  As of June 30, 2017, a total of 277 Non-Agency MBS in our portfolio representing approximately $2.3 billion or 75% of the current face amount of the portfolio had no credit enhancement.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations by state of the mortgages collateralizing our Legacy Non-Agency MBS at June 30, 2017:

Property Location	Percent of Unpaid Principal Balance
California	42.9%
Florida	7.7%
New York	6.4%
New Jersey	4.0%
Virginia	3.9%

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

The following table presents the five largest geographic concentrations by state of our credit sensitive residential whole loan portfolio at June 30, 2017:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance (1)
California	21.7%
New York	14.9%
New Jersey	7.7%
Florida	7.0%
Maryland	5.2%

(1) Excludes approximately $340.6 million of residential whole loans for which the closing of the purchase transaction had not occurred as of June 30, 2017.

Corporate Loan

We have entered into a loan agreement with an entity that originates loans and owns MSRs. We assess the credit risk associated with this loan by considering various factors, including the current status of the loan, changes in fair value of the MSRs that secure the loan and the recent financial performance of the borrower.

Liquidity Risk

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  We pledge residential mortgage assets and cash to secure our repurchase agreements and Swaps.  At June 30, 2017, we had access to various sources of liquidity which we estimate to be in excess of $1.3 billion, an amount which includes: (i) $745.5 million of cash and cash equivalents, (ii) $193.6 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that are currently pledged in excess of contractual requirements, and (iii) $313.0 million in estimated financing available from currently unpledged Non-Agency MBS.  Our sources of liquidity do not include restricted cash. Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position.  Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. As such, we cannot assure you that we will always be able to roll over our repurchase agreement financings and other advances.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, under the direction of its Co-Chief Executive Officers and Chief Financial Officer, is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act) that are designed to ensure that information required to be disclosed in reports filed or submitted under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s Co-Chief Executive Officers and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Co-Chief Executive Officers and Chief Financial Officer to determine the effectiveness, as of June 30, 2017, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Co-Chief Executive Officers and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2017. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company engaged in no share repurchase activity during the second quarter of 2017 pursuant to the Repurchase Program.  The Company did, however, withhold restricted shares (under the terms of grants under our Equity Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.  The following table presents information with respect to (i) such withheld restricted shares and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month		Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
April 1-30, 2017:
Repurchase Program	(2)	—	$—	—	6,616,355
Employee Transactions	(3)	—	—	N/A	N/A
May 1-31, 2017:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	—	—	N/A	N/A
June 1-30, 2017:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	3,878	$8.39	N/A	N/A
Total Repurchase Program	(2)	—	$—	—	6,616,355
Total Employee Transactions	(3)	3,878	$8.39	N/A	N/A

(1)  Includes brokerage commissions.
(2)  As of June 30, 2017, the Company had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.
(3)  The Company’s Equity Plan provides that the value of the shares delivered or withheld be based on the price of its common stock on the date the relevant transaction occurs.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6. Exhibits

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 2, 2017	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
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

10.1	Summary Description of Compensation Payable to Non-Employee Directors of MFA Financial, Inc.

31.1	Certification of the Co-Chief Executive Officer (William S. Gorin), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Co-Chief Executive Officer (Craig L. Knutson), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Co-Chief Executive Officer (William S. Gorin), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Co-Chief Executive Officer (Craig L. Knutson), pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of  the Securities Act of 1933, as amended, deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1