Form 10-Q
period 2017-09-30
MFA FINANCIAL, INC.
filed 2017-11-02
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐

396,943,263 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 27, 2017.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEET

(In Thousands Except Per Share Amounts)	September 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”) and credit risk transfer (“CRT”) securities:
Agency MBS, at fair value ($2,911,353 and $3,540,401 pledged as collateral, respectively)	$3,019,304	$3,738,497
Non-Agency MBS, at fair value ($2,853,891 and $4,751,419 pledged as collateral, respectively) (1)	3,911,660	5,684,836
CRT securities, at fair value ($530,833 and $357,488 pledged as collateral, respectively)	653,633	404,850
Mortgage servicing rights (“MSR”) related assets ($412,674 and $226,780 pledged as collateral, respectively)	411,840	226,780
Residential whole loans, at carrying value ($347,906 and $427,880 pledged as collateral, respectively) (2)	639,216	590,540
Residential whole loans, at fair value ($903,494 and $734,331 pledged as collateral, respectively) (2)	1,103,518	814,682
Securities obtained and pledged as collateral, at fair value	507,318	510,767
Cash and cash equivalents	608,173	260,112
Restricted cash	15,440	58,463
Other assets	233,357	194,495
Total Assets	$11,103,459	$12,484,022

Liabilities:
Repurchase agreements and other advances	$6,871,443	$8,687,268
Obligation to return securities obtained as collateral, at fair value	507,318	510,767
8% Senior Notes due 2042 (“Senior Notes”)	96,763	96,733
Payable for unsettled MBS and residential whole loans purchases	124,006	—
Other liabilities	246,278	155,352
Total Liabilities	$7,845,808	$9,450,120

Commitments and contingencies (See Note 11)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 396,939 and 371,854 shares issued and outstanding, respectively	3,969	3,719
Additional paid-in capital, in excess of par	3,219,398	3,029,062
Accumulated deficit	(596,022)	(572,641)
Accumulated other comprehensive income	630,226	573,682
Total Stockholders’ Equity	$3,257,651	$3,033,902
Total Liabilities and Stockholders’ Equity	$11,103,459	$12,484,022

(1)
Includes approximately $174.4 million of Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”) at December 31, 2016. Such assets can be used only to settle the obligations of each respective VIE.

(2)
Includes approximately $131.3 million of Residential whole loans, at carrying value and $40.4 million of Residential whole loans, at fair value transferred to a consolidated VIE at September 30, 2017. Such assets can be used only to settle the obligations of the VIE.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2017	2016	2017	2016
Interest Income:
Agency MBS	$15,533	$18,957	$50,014	$64,546
Non-Agency MBS	63,252	83,638	212,728	253,555
CRT securities	8,676	3,983	22,898	9,897
MSR related assets	7,194	—	17,833	—
Residential whole loans held at carrying value	9,026	5,917	26,219	16,112
Cash and cash equivalent investments	1,452	221	2,854	531
Interest Income	$105,133	$112,716	$332,546	$344,641

Interest Expense:
Repurchase agreements and other advances	$46,303	$46,158	$141,444	$137,127
Senior Notes and other interest expense	2,972	2,009	7,202	6,360
Interest Expense	$49,275	$48,167	$148,646	$143,487

Net Interest Income	$55,858	$64,549	$183,900	$201,154

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$—	$(1,255)	$(63)	$(1,255)
Portion of loss recognized in/(reclassed from) other comprehensive income	—	770	(969)	770
Net Impairment Losses Recognized in Earnings	$—	$(485)	$(1,032)	$(485)

Other Income, net:
Net gain on residential whole loans held at fair value	$18,679	$19,639	$48,660	$47,729
Net gain on sales of MBS and U.S. Treasury securities	14,933	7,083	30,530	26,069
Other, net	(4,515)	7,179	14,844	9,844
Other Income, net	$29,097	$33,901	$94,034	$83,642

Operating and Other Expense:
Compensation and benefits	$10,892	$7,078	$26,258	$21,507
Other general and administrative expense	4,081	3,709	14,060	12,508
Loan servicing and other related operating expenses	6,177	4,167	14,785	10,265
Operating and Other Expense	$21,150	$14,954	$55,103	$44,280

Net Income	$63,805	$83,011	$221,799	$240,031
Less Preferred Stock Dividends	3,750	3,750	11,250	11,250
Net Income Available to Common Stock and Participating Securities	$60,055	$79,261	$210,549	$228,781

Earnings per Common Share - Basic and Diluted	$0.15	$0.21	$0.54	$0.61

Dividends Declared per Share of Common Stock	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Net income	$63,805	$83,011	$221,799	$240,031
Other Comprehensive Income/(Loss):
Unrealized (loss)/gain on Agency MBS, net	(3,032)	(6,941)	(22,241)	17,857
Unrealized gain on Non-Agency MBS, net	10,020	71,291	93,429	106,906
Reclassification adjustment for MBS sales included in net income	(14,935)	(6,829)	(30,283)	(26,795)
Reclassification adjustment for other-than-temporary impairments included in net income	—	(485)	(1,032)	(485)
Derivative hedging instrument fair value changes, net	5,791	22,769	16,671	(39,803)
Other Comprehensive Income/(Loss)	(2,156)	79,805	56,544	57,680
Comprehensive income before preferred stock dividends	$61,649	$162,816	$278,343	$297,711
Dividends declared on preferred stock	(3,750)	(3,750)	(11,250)	(11,250)
Comprehensive Income Available to Common Stock and Participating Securities	$57,899	$159,066	$267,093	$286,461

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2017
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	8,000	$80	371,854	$3,719	$3,029,062	$(572,641)	$573,682	$3,033,902
Net income	—	—	—	—	—	221,799	—	221,799
Issuance of common stock, net of expenses (1)	—	—	25,726	250	190,265	—	—	190,515
Repurchase of shares of common stock (1)	—	—	(641)	—	(5,158)	—	—	(5,158)
Equity based compensation expense	—	—	—	—	5,209	—	—	5,209
Accrued dividends attributable to stock-based awards	—	—	—	—	20	—	—	20
Dividends declared on common stock	—	—	—	—	—	(233,244)	—	(233,244)
Dividends declared on preferred stock	—	—	—	—	—	(11,250)	—	(11,250)
Dividends attributable to dividend equivalents	—	—	—	—	—	(686)	—	(686)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	39,873	39,873
Derivative hedging instrument fair value changes, net	—	—	—	—	—	—	16,671	16,671
Balance at September 30, 2017	8,000	$80	396,939	$3,969	$3,219,398	$(596,022)	$630,226	$3,257,651

	Nine Months Ended September 30, 2016
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	8,000	$80	370,584	$3,706	$3,019,956	$(572,332)	$515,851	$2,967,261
Net income	—	—	—	—	—	240,031	—	240,031
Issuance of common stock, net of expenses (1)	—	—	716	5	936	—	—	941
Repurchase of shares of common stock (1)	—	—	(217)	—	(1,481)	—	—	(1,481)
Equity based compensation expense	—	—	—	—	4,140	—	—	4,140
Accrued dividends attributable to stock-based awards	—	—	—	—	(518)	—	—	(518)
Dividends declared on common stock	—	—	—	—	—	(222,669)	—	(222,669)
Dividends declared on preferred stock	—	—	—	—	—	(11,250)	—	(11,250)
Dividends attributable to dividend equivalents	—	—	—	—	—	(697)	—	(697)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	97,483	97,483
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	(39,803)	(39,803)
Balance at September 30, 2016	8,000	$80	371,083	$3,711	$3,023,033	$(566,917)	$573,531	$3,033,438

(1)  For the nine months ended September 30, 2017 and 2016, includes approximately $5.2 million (640,748 shares) and $1.5 million (217,464 shares), respectively surrendered for tax purposes related to equity-based compensation awards.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2017	2016
Cash Flows From Operating Activities:
Net income	$221,799	$240,031
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS and U.S. Treasury securities	(30,530)	(26,069)
Gain on sales of real estate owned	(2,844)	(1,840)
Gain on liquidation of residential whole loans	(7,178)	—
Other-than-temporary impairment charges	1,032	485
Accretion of purchase discounts on MBS and CRT securities, residential whole loans and MSR related assets	(67,065)	(64,093)
Amortization of purchase premiums on MBS and CRT securities	23,766	27,748
Depreciation and amortization on real estate, fixed assets and other assets	1,199	746
Equity-based compensation expense	5,369	4,143
Unrealized gain on residential whole loans at fair value	(12,499)	(25,529)
Increase in other assets and other	(3,827)	(47,761)
Decrease in other liabilities	(10,248)	(9,025)
Net cash provided by operating activities	$118,974	$98,836

Cash Flows From Investing Activities:
Principal payments on MBS, CRT securities and MSR related assets	$3,387,673	$2,581,507
Proceeds from sales of MBS and U.S. Treasury securities	222,143	65,068
Purchases of MBS, CRT securities and MSR related assets	(1,425,717)	(1,398,606)
Purchases of residential whole loans and capitalized advances	(391,613)	(367,740)
Principal payments on residential whole loans	105,549	70,729
Proceeds from sales of real estate owned	51,834	21,833
Purchases of real estate owned and capital improvements	(17,224)	—
Redemption of Federal Home Loan Bank stock	10,422	49,595
Additions to leasehold improvements, furniture and fixtures	(596)	(380)
Net cash provided by investing activities	$1,942,471	$1,022,006

Cash Flows From Financing Activities:
Principal payments on repurchase agreements and other advances	$(57,118,263)	$(62,376,619)
Proceeds from borrowings under repurchase agreements and other advances	55,302,002	61,685,547
Proceeds from issuance of securitized debt	147,847	—
Principal payments on securitized debt	(9,140)	(22,057)
Payments made for securitization related costs	(1,520)	—
Payments made for margin calls and settlements on repurchase agreements and interest rate swap agreements (“Swaps”)	(51,111)	(179,028)
Proceeds from reverse margin calls and settlements on repurchase agreements and Swaps	66,517	128,700
Proceeds from issuances of common stock	190,516	941
Dividends paid on preferred stock	(11,250)	(11,250)
Dividends paid on common stock and dividend equivalents	(228,982)	(223,385)
Net cash used in financing activities	$(1,713,384)	$(997,151)
Net increase in cash and cash equivalents	$348,061	$123,691
Cash and cash equivalents at beginning of period	$260,112	$165,007
Cash and cash equivalents at end of period	$608,173	$288,698

Non-cash Investing and Financing Activities:
Net increase/(decrease) in securities obtained as collateral/obligation to return securities obtained as collateral	$131,930	$(13,450)
Transfer from residential whole loans to real estate owned	$97,388	$69,803
Dividends and dividend equivalents declared and unpaid	$79,605	$74,556

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

1.   Organization

MFA Financial, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders.  The Company has elected to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. (See Notes 2(p) and 12)

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2017 and results of operations for all periods presented have been made.  The results of operations for the three and nine months ended September 30, 2017 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on MBS (See Note 3), valuation of MBS, CRT securities and MSR related assets (See Notes 3 and 15), income recognition and valuation of residential whole loans (See Notes 4 and 15), valuation of derivative instruments (See Notes 5(b) and 15) and income recognition on certain Non-Agency MBS (defined below) purchased at a discount. (See Note 3)  In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest. (See Note 2(p))  Actual results could differ from those estimates.

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
SEPTEMBER 30, 2017

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

The Company has elected the fair value option for certain of its CRT securities as it considers this method of accounting to more appropriately reflect the risk sharing structure of these securities. Such securities are carried at their fair value with changes in fair value included in earnings for the period and reported in Other Income, net on the Company’s consolidated statements of operations.

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
SEPTEMBER 30, 2017

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

(c) MSR Related Assets

The Company has investments in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. These financial instruments, which are referred to as MSR related assets are discussed in more detail below. The Company’s MSR related assets pledged as collateral against repurchase agreements are included in the consolidated balance sheets with the amounts pledged disclosed parenthetically. Purchases and sales of MSR related assets are recorded on the trade date. (See Notes 3, 6, 7 and 15)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

Term Notes Backed by MSR Related Collateral

The Company has invested in term notes that are issued by special purpose vehicles (“SPV”) that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. The Company considers payment of principal and interest on these term notes to be largely dependent on the cash flows generated by the underlying MSRs as this impacts the cash flows available to the SPV that issued the term notes. Credit risk borne by the holders of the term notes is also mitigated by structural credit support in the form of over-collateralization. Credit support is also provided by a corporate guarantee from the ultimate parent or sponsor of the SPV that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the underlying MSRs be insufficient.

The Company’s term notes backed by MSR related collateral are reported at fair value on the Company’s consolidated balance sheets with unrealized gains and losses excluded from earnings and reported in AOCI. Interest income is recognized on an accrual basis on the Company’s consolidated statements of operations. The Company’s valuation process for such notes considers a number of factors, including a comparable bond analysis performed by a third-party pricing service which involves determining a pricing spread at issuance of the term note. The pricing spread is used at each subsequent valuation date to determine an implied yield to maturity of the term note, which is then used to derive an indicative market value for the security. This indicative market value is further reviewed by the Company and may be adjusted to ensure it reflects a realistic exit price at the valuation date given the structural features of these securities. Other factors taken into consideration include indicative values provided by repurchase agreement counterparties, estimated changes in fair value of the related underlying MSR collateral and the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient.

Corporate Loan

The Company has entered into a loan agreement with an entity that originates loans and owns the related MSRs. Under the terms of loan agreement, the Company has committed to lend $130.0 million of which approximately $101.1 million was drawn at September 30, 2017. The loan is secured by certain U.S. Government, Agency and private-label MSRs, as well as other unencumbered assets owned by the borrower. The term loan is recorded on the Company’s consolidated balance sheets at the drawn amount, on which interest income is recognized on an accrual basis on the Company’s consolidated statements of operations. Commitment fees received on the undrawn amount are deferred and recognized as interest income over the remaining loan term at the time of draw. At the end of the commitment period, any remaining deferred commitment fees will be recorded as Other Income on the Company’s consolidated statements of operations. The Company evaluates the recoverability of the loan on a quarterly basis by considering various factors, including the current status of the loan, changes in fair value of the MSRs that secure the loan and the recent financial performance of the borrower.

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

The Company’s residential whole loans pledged as collateral against repurchase agreements are included in the consolidated balance sheets with amounts pledged disclosed parenthetically.  Purchases and sales of residential whole loans are recorded on the trade date, with amounts recorded reflecting management’s current estimate of assets that will be acquired or disposed at the closing of the transaction. This estimate is subject to revision at the closing of the transaction, pending the outcome of due diligence performed prior to closing. Recorded amounts of residential whole loans for which the closing of the purchase transaction is yet to occur are not eligible to be pledged as collateral against any repurchase agreement financing until the closing of the purchase transaction. (See Notes 4, 6, 7, 15 and 16)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

Residential Whole Loans at Carrying Value

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(e)  Securities Obtained and Pledged as Collateral/Obligation to Return Securities Obtained as Collateral

The Company has obtained securities as collateral under collateralized financing arrangements in connection with its financing strategy for Non-Agency MBS.  Securities obtained as collateral in connection with these transactions are recorded on the Company’s consolidated balance sheets as an asset along with a liability representing the obligation to return the collateral obtained, at fair value.  While beneficial ownership of securities obtained remains with the counterparty, the Company has the right to transfer the collateral obtained or to pledge it as part of a subsequent collateralized financing transaction.  (See Note 2(l) for Repurchase Agreements and Reverse Repurchase Agreements)

(f)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at September 30, 2017 or December 31, 2016.  The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency, were $568.3 million and $208.9 million at September 30, 2017 and December 31, 2016, respectively.  (See Notes 7 and 15)

(g)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties in connection with certain of the Company’s Swaps and/or repurchase agreements that is not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to repurchase agreement and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its Swaps and repurchase agreements of $15.4 million and $58.5 million at September 30, 2017 and December 31, 2016, respectively.  (See Notes 5(b), 6, 7 and 15)

(h)  Goodwill

At September 30, 2017 and December 31, 2016, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through September 30, 2017, the Company had not recognized any impairment against its goodwill. Goodwill is included in Other assets on the Company’s consolidated balance sheets.

(i) Real Estate Owned (“REO”)

REO represents real estate acquired by the Company, including through foreclosure, deed in lieu of foreclosure, or purchased in connection with the acquisition of residential whole loans. REO acquired through foreclosure or deed in lieu of foreclosure is initially recorded at fair value less estimated selling costs. REO acquired in connection with the acquisition of residential whole loans is initially recorded at its purchase price. Subsequent to acquisition, REO is reported, at each reporting date, at the lower of the current carrying amount or fair value less estimated selling costs and for presentation purposes is included in Other assets on the Company’s consolidated balance sheets. Changes in fair value that result in an adjustment to the reported amount of an REO property that has a fair value at or below its carrying amount are reported in Other Income, net on the Company’s consolidated statements of operations. (See Note 5(a))

(j)  Depreciation

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
SEPTEMBER 30, 2017

(k)  MBS Resecuritization, Loan Securitization and Other Debt Issuance Costs

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

(l)  Repurchase Agreements and Other Advances

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

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, but may also have longer or shorter terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable or such collateral.  (See Notes 6, 7 and 15)

In addition to the repurchase agreement financing arrangements discussed above, as part of its financing strategy for Non-Agency MBS, the Company has entered into contemporaneous repurchase and reverse repurchase agreements with a single counterparty.  Under a typical reverse repurchase agreement, the Company buys securities from a borrower for cash and agrees to sell the same securities in the future for a price that is higher than the original purchase price.  The difference between the purchase price the Company originally paid and the sale price represents interest received from the borrower.  In contrast, the contemporaneous repurchase and reverse repurchase transactions effectively resulted in the Company pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral from the same counterparty in connection with the reverse repurchase agreement.  No net cash was exchanged between the Company and counterparty at the inception of the transactions.  Securities obtained and pledged as collateral are recorded as an asset on the Company’s consolidated balance sheets.  Interest income is recorded on the reverse repurchase agreement and interest expense is recorded on the repurchase agreement on an accrual basis.  Both the Company and the counterparty have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.  The Company’s liability to the counterparty in connection with this financing arrangement is recorded on the Company’s consolidated balance sheets and disclosed as “Obligation to return securities obtained as collateral, at fair value.”  (See Note 2(e))

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

Federal Home Loan Bank (“FHLB”) Advances

In January 2016, the Federal Housing Finance Agency (the “FHFA”) released its final rule amending its regulation on FHLB membership, which, among other things, provided termination rules for then current captive insurance members. As a result of such regulation, the Company’s wholly-owned subsidiary, MFA Insurance, Inc. (“MFA Insurance”) was required to repay all of its outstanding FHLB advances by February 19, 2017 and its FHLB membership was terminated on such date. FHLB advances were secured financing transactions and were carried at their contractual amounts. Accrued interest payable on FHLB advances is included in Other liabilities on the Company’s consolidated balance sheet at December 31, 2016. (See Notes 6, 7 and 15)

(m)  Equity-Based Compensation

Compensation expense for equity-based awards that are subject to vesting conditions, is recognized ratably over the vesting period of such awards, based upon the fair value of such awards at the grant date.  For certain awards granted prior to January 1, 2017, compensation expense recognized included the impact of estimated forfeitures, with any changes in estimated forfeiture rates accounted for as a change in estimate. Upon adoption of new accounting guidance that was effective for the Company on January 1, 2017, the Company made a policy election to account for forfeitures as they occur. (See Note 2(u))

From 2011 through 2013, the Company granted certain restricted stock units (“RSUs”) that vested annually over a one or three-year period, provided that certain criteria were met, which were based on a formula tied to the Company’s achievement of average total stockholder return during that three-year period.  Starting in 2014, the Company has made annual grants of RSUs certain of which cliff vest after a three-year period and others of which cliff vest after a three-year period, subject to the achievement of certain performance criteria based on a formula tied to the Company’s achievement of average total stockholder return during that three-year period. The features in these awards related to the attainment of total stockholder return over a specified period constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which is recognized as compensation expense over the relevant vesting period.  The amount of compensation expense recognized is not dependent on whether the market condition was or will be achieved.

The Company has awarded dividend equivalents in connection with its equity-based awards.   Payments pursuant to dividend equivalents are generally charged to Stockholders’ Equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for dividend equivalents to the extent that the attached equity awards do not or are not expected to vest and grantees are not required to return payments of dividends or dividend equivalents to the Company.  (See Notes 2(n) and 14)

(n)  Earnings per Common Share (“EPS”)

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and an estimate of other securities that participate in dividends, such as the Company’s unvested restricted stock and RSUs that have non-forfeitable rights to dividends and dividend equivalents attached to/associated with RSUs and vested stock options to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and estimated securities that participate in dividends based on their respective weighted-average shares outstanding for the period.  For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of dilutive unexercised stock options and RSUs outstanding that are unvested and have dividends that are subject to forfeiture using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  (See Note 13)

(o)  Comprehensive Income/(Loss)

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
SEPTEMBER 30, 2017

(p)  U.S. Federal Income Taxes

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

In addition, the Company has elected to treat certain of its subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business may be conducted through one or more TRS, its income earned by TRS may be subject to corporate income taxation. To maintain the Company’s REIT election, no more than 25% (or, for 2018 and subsequent taxable years, 20%) of the value of a REIT’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U.S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as a TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No deferred tax benefit was recorded by the Company for the nine months ended September 30, 2017 and 2016, as a valuation allowance for the full amount of the associated deferred tax asset was recognized as its recovery is not considered more likely than not.

 Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of September 30, 2017, December 31, 2016, or September 30, 2016. The Company filed its 2016 tax return prior to October 16, 2017. The Company’s tax returns for tax years 2013 through 2016 are open to examination.

(q)  Derivative Financial Instruments

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

As of September 30, 2017, all of the Company’s Swaps have been novated to a central clearing house. (See Notes 5(b), 7 and 15)

(r)  Fair Value Measurements and the Fair Value Option for Financial Assets and Financial Liabilities

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

In addition to the financial instruments that it is required to report at fair value, the Company has elected the fair value option for certain of its residential whole loans and CRT securities at time of acquisition. Subsequent changes in the fair value of these loans and CRT securities are reported in Net gain on residential whole loans held at fair value and Other income, net respectively on the Company’s consolidated statements of operations.  A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable. (See Notes 2(d), 4 and 15)

 (s)  Variable Interest Entities

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
SEPTEMBER 30, 2017

The Company also includes on its consolidated balance sheets certain financial assets and liabilities that are acquired/issued by trusts and/or other special purpose entities that have been evaluated as being required to be consolidated by the Company under the applicable accounting guidance.

(t)  Offering Costs Related to Issuance and Redemption of Preferred Stock

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

(u)  New Accounting Standards and Interpretations

Accounting Standards Adopted in 2017

Compensation - Stock Compensation - Improvements to Employee Share-Based Payment Accounting

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). The amendments of this ASU require all income tax effects of awards to be recognized in the income statement when the awards vest or are settled. ASU 2016-09 also allows an employer to repurchase more of an employee’s shares than it could prior to adoption of this ASU for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. ASU 2016-09 was effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. The Company’s adoption of ASU 2016-09 did not have a significant impact on its financial position or financial statement disclosures.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

3.                   MBS, CRT Securities and MSR Related Assets

Agency and Non-Agency MBS

The Company’s MBS are comprised of Agency MBS and Non-Agency MBS which include MBS issued prior to 2008 (“Legacy Non-Agency MBS”). These MBS are secured by:  (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”); (iii) mortgages that have interest rates that reset more frequently (collectively, “ARM-MBS”); and (iv) 15 year and longer-term fixed rate mortgages. In addition, the Company’s MBS are also comprised of MBS backed by securitized re-performing/non-performing loans (“RPL/NPL MBS”), where the cash flows of the bond may not reflect the contractual cash flows of the underlying collateral. The Company’s RPL/NPL MBS are structured with a contractual coupon step-up feature where the coupon increases up to 300 basis points at 36 months from issuance or sooner. The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements and Swaps.  (See Note 7)

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.  The payment of principal and/or interest on Ginnie Mae MBS is explicitly backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have been under the conservatorship of the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

The following tables present certain information about the Company’s MBS and CRT securities at September 30, 2017 and December 31, 2016:

September 30, 2017

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$2,310,368	$87,658	$(41)	$—	$2,397,985	$2,404,220	$27,518	$(21,283)	$6,235
Freddie Mac	593,502	22,884	—	—	617,450	608,349	2,510	(11,611)	(9,101)
Ginnie Mae	6,532	118	—	—	6,650	6,735	85	—	85
Total Agency MBS	2,910,402	110,660	(41)	—	3,022,085	3,019,304	30,113	(32,894)	(2,781)
Non-Agency MBS:
Expected to Recover Par (3)(4)	1,390,412	51	(24,594)	—	1,365,869	1,393,982	28,352	(239)	28,113
Expected to Recover Less than Par (3)	2,710,690	—	(220,199)	(593,134)	1,897,357	2,517,678	620,472	(151)	620,321
Total Non-Agency MBS (5)	4,101,102	51	(244,793)	(593,134)	3,263,226	3,911,660	648,824	(390)	648,434
Total MBS	7,011,504	110,711	(244,834)	(593,134)	6,285,311	6,930,964	678,937	(33,284)	645,653
CRT securities (6)	608,146	8,474	(3,961)	—	612,659	653,633	42,919	(1,945)	40,974
Total MBS and CRT securities	$7,619,650	$119,185	$(248,795)	$(593,134)	$6,897,970	$7,584,597	$721,856	$(35,229)	$686,627

December 31, 2016

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$2,879,807	$108,310	$(51)	$—	$2,988,066	$3,014,464	$45,706	$(19,308)	$26,398
Freddie Mac	693,945	26,736	—	—	723,285	716,209	4,809	(11,885)	(7,076)
Ginnie Mae	7,550	136	—	—	7,686	7,824	138	—	138
Total Agency MBS	3,581,302	135,182	(51)	—	3,719,037	3,738,497	50,653	(31,193)	19,460
Non-Agency MBS:
Expected to Recover Par (3)(4)	2,706,418	57	(24,273)	—	2,682,202	2,706,311	26,477	(2,368)	24,109
Expected to Recover Less than Par (3)	3,359,200	—	(253,918)	(694,241)	2,411,041	2,978,525	570,318	(2,834)	567,484
Total Non-Agency MBS (5)	6,065,618	57	(278,191)	(694,241)	5,093,243	5,684,836	596,795	(5,202)	591,593
Total MBS	9,646,920	135,239	(278,242)	(694,241)	8,812,280	9,423,333	647,448	(36,395)	611,053
CRT securities (6)	384,993	3,312	(5,557)	—	382,748	404,850	22,105	(3)	22,102
Total MBS and CRT securities	$10,031,913	$138,551	$(283,799)	$(694,241)	$9,195,028	$9,828,183	$669,553	$(36,398)	$633,155

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at September 30, 2017 reflect Credit Reserve of $578.3 million and OTTI of $14.8 million.  Amounts disclosed at December 31, 2016 reflect Credit Reserve of $675.6 million and OTTI of $18.6 million.

(2)	Includes principal payments receivable of $1.1 million and $2.6 million at September 30, 2017 and December 31, 2016, respectively, which are not included in the Principal/Current Face.

(3)	Based on management’s current estimates of future principal cash flows expected to be received.

(4)
Includes RPL/NPL MBS, which at September 30, 2017 had a $1.2 billion Principal/Current face, $1.2 billion amortized cost and $1.2 billion fair value. At December 31, 2016, RPL/NPL MBS had a $2.5 billion Principal/Current face, $2.5 billion amortized cost and $2.5 billion fair value.

(5)	At September 30, 2017 and December 31, 2016, the Company expected to recover approximately 86% and 89%, respectively, of the then-current face amount of Non-Agency MBS.

(6)
Amounts disclosed at September 30, 2017 includes CRT securities with a fair value of $518.1 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $28.9 million and gross unrealized losses of approximately $1.9 million at September 30, 2017. Amounts disclosed at December 31, 2016 includes CRT securities with a fair value of $271.2 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $12.7 million and gross unrealized losses of approximately $3,000 at December 31, 2016.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

Unrealized Losses on MBS and CRT Securities

The following table presents information about the Company’s MBS and CRT securities that were in an unrealized loss position at September 30, 2017:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(Dollars in Thousands)
Agency MBS:
Fannie Mae	$349,961	$2,420	92	$859,887	$18,863	180	$1,209,848	$21,283
Freddie Mac	62,110	519	16	399,874	11,092	98	461,984	11,611
Total Agency MBS	412,071	2,939	108	1,259,761	29,955	278	1,671,832	32,894
Non-Agency MBS:
Expected to Recover Par (1)	—	—	—	13,013	239	9	13,013	239
Expected to Recover Less than Par (1)	6,412	48	3	7,329	103	1	13,741	151
Total Non-Agency MBS	6,412	48	3	20,342	342	10	26,754	390
Total MBS	418,483	2,987	111	1,280,103	30,297	288	1,698,586	33,284
CRT securities	27,179	1,945	9	—	—	—	27,179	1,945
Total MBS and CRT securities	$445,662	$4,932	120	$1,280,103	$30,297	288	$1,725,765	$35,229

(1)	Based on management’s current estimates of future principal cash flows expected to be received.

At September 30, 2017, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency MBS were $32.9 million at September 30, 2017.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2017 any unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency MBS were $390,000 at September 30, 2017. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

The Company did not recognize any credit-related OTTI losses through earnings related to its Non-Agency MBS during the three months ended September 30, 2017. The Company recognized credit-related OTTI losses through earnings related to its Non-Agency MBS of $1.0 million during the nine months ended September 30, 2017 and $485,000 during the three and nine months ended September 30, 2016.

Non-Agency MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for these Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

The following table presents the composition of OTTI charges recorded by the Company for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Total OTTI losses	$—	$(1,255)	$(63)	$(1,255)
OTTI reclassified from OCI	—	770	(969)	770
OTTI recognized in earnings	$—	$(485)	$(1,032)	$(485)

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	Three Months Ended September 30,	Nine Months Ended September 30,
(In Thousands)	2017	2017
Credit loss component of OTTI at beginning of period	$38,337	$37,305
Additions for credit related OTTI not previously recognized	—	63
Subsequent additional credit related OTTI recorded	—	969
Credit loss component of OTTI at end of period	$38,337	$38,337

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(626,498)	$(257,967)	$(724,198)	$(325,548)
Accretion of discount	—	18,621	—	20,236
Realized credit losses	13,982	—	15,629	—
Purchases	—	(1,929)	(15,124)	9,830
Sales	4,620	11,244	2,398	6,523
Net impairment losses recognized in earnings	—	—	(485)	—
Transfers/release of credit reserve	14,762	(14,762)	6,822	(6,822)
Balance at end of period	$(593,134)	$(244,793)	$(714,958)	$(295,781)

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(694,241)	$(278,191)	$(787,541)	$(312,182)
Impact of RMBS Issuer Settlement (2)	—	—	—	(52,881)
Accretion of discount	—	60,461	—	61,153
Realized credit losses	39,445	—	49,408	—
Purchases	(484)	(3,449)	(25,999)	13,210
Sales	29,398	10,166	16,281	28,297
Net impairment losses recognized in earnings	(1,032)	—	(485)	—
Transfers/release of credit reserve	33,780	(33,780)	33,378	(33,378)
Balance at end of period	$(593,134)	$(244,793)	$(714,958)	$(295,781)

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

Sales of MBS

During the three and nine months ended September 30, 2017, the Company sold certain Non-Agency MBS for $44.5 million and $83.1 million, realizing gross gains of $14.9 million and $30.8 million, respectively.  During the three and nine months ended September 30, 2016, the Company sold certain Non-Agency MBS for $13.2 million and $65.1 million, realizing gross gains of $7.1 million and $26.1 million, respectively. The Company has no continuing involvement with any of the sold MBS.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

MSR Related Assets

(a) Term Notes Backed by MSR Related Collateral

At September 30, 2017 and December 31, 2016, the Company had $311.6 million and $141.0 million, respectively of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At September 30, 2017, these term notes had an amortized cost of $311.0 million, gross unrealized gains of $563,000, a weighted average yield of 5.62% and a weighted average term to maturity of 3.7 years. At December 31, 2016, the term notes had an amortized cost of $141.0 million, no gross unrealized gains, a weighted average yield of 5.50% and a weighted average term to maturity of 4.6 years.

(b) Corporate Loan

The Company has entered into a loan agreement with an entity that originates loans and owns the related MSRs. The loan is secured by certain U.S. Government, Agency and private-label MSRs, as well as other unencumbered assets owned by the borrower. Under the terms of the loan agreement, the Company has committed to lend $130.0 million of which approximately $101.1 million was drawn at September 30, 2017. At September 30, 2017, the coupon paid by the borrower on the drawn amount is 7.74%, the remaining term associated with the loan is 2.8 years and remaining commitment period on any undrawn amount is nine months. During the remaining commitment period, the Company receives a commitment fee of 1% of the undrawn amount for the first three months, which then increases to 1.5% for the subsequent six month period. For the three months ended September 30, 2017, the Company recognized interest income of $2.1 million, including discount accretion and commitment fee income of $76,000. For the nine months ended September 30, 2017, the Company recognized interest income of $5.7 million including discount accretion and commitment fee income of $212,000.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$668,223	$625,697	$620,403	$585,250
Unrealized (loss)/gain on Agency MBS, net	(3,032)	(6,941)	(22,241)	17,857
Unrealized gain on Non-Agency MBS, net	10,020	71,291	93,429	106,906
Reclassification adjustment for MBS sales included in net income	(14,935)	(6,829)	(30,283)	(26,795)
Reclassification adjustment for OTTI included in net income	—	(485)	(1,032)	(485)
Change in AOCI from AFS securities	(7,947)	57,036	39,873	97,483
Balance at end of period	$660,276	$682,733	$660,276	$682,733

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

Interest Income on MBS, CRT Securities and MSR Related Assets

The following table presents the components of interest income on the Company’s MBS, CRT securities and MSR related assets for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Agency MBS
Coupon interest	$23,473	$29,283	$74,589	$92,263
Effective yield adjustment (1)	(7,940)	(10,326)	(24,575)	(27,717)
Interest income	$15,533	$18,957	$50,014	$64,546

Legacy Non-Agency MBS
Coupon interest	$30,688	$37,763	$97,796	$117,620
Effective yield adjustment (2)	18,005	20,055	59,033	59,270
Interest income	$48,693	$57,818	$156,829	$176,890

RPL/NPL MBS
Coupon interest	$13,947	$25,630	$54,475	$74,773
Effective yield adjustment (1)	612	190	1,424	1,892
Interest income	$14,559	$25,820	$55,899	$76,665

CRT securities
Coupon interest	$7,868	$3,562	$19,712	$8,725
Effective yield adjustment (2)	808	421	3,186	1,172
Interest income	$8,676	$3,983	$22,898	$9,897

MSR related assets
Coupon interest	$7,117	$—	$17,621	$—
Effective yield adjustment (1)	77	—	212	—
Interest income	$7,194	$—	$17,833	$—

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, RPL/NPL MBS and the corporate loan secured by MSRs, interest income is recorded at an effective yield, which reflects net premium amortization/accretion based on actual prepayment activity.
(2)  The effective yield adjustment is the difference between the net income calculated using the net yield, which is based on management’s estimates of the amount and timing of future cash flows, less the current coupon yield.

4.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at September 30, 2017 and December 31, 2016 are approximately $1.7 billion and $1.4 billion, respectively, of residential whole loans arising from the Company’s interests in certain entities established to acquire the loans and an entity in connection with its loan securitization transaction. The Company has assessed that these entities are required to be consolidated.

Residential Whole Loans, at Carrying Value

Residential whole loans, at carrying value totaled approximately $639.2 million and $590.5 million at September 30, 2017 and December 31, 2016, respectively. The carrying value reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. The carrying value is reduced by any allowance for loan losses established subsequent to acquisition. The Company had approximately 3,700 and 3,200 Residential whole loans held at carrying value at September 30, 2017 and December 31, 2016, respectively.

As of September 30, 2017 the Company had established an allowance for loan losses of approximately $318,000 on its residential whole loan pools held at carrying value. For the three and nine months ended September 30, 2017, a net reversal of

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

provision for loan losses of approximately $57,000 and $672,000 was recorded, respectively, which is included in Operating and Other Expense on the Company’s consolidated statements of operations. For the three months ended September 30, 2016, there was no provision for loan losses recorded. For the nine months ended September 30, 2016, a net reversal of provision for loan losses of approximately $142,000 was recorded.

The following table presents the activity in the Company’s allowance for loan losses on its residential whole loan pools held at carrying value for the three and nine months ended September 30, 2017 and 2016:

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at the beginning of period	$375	$1,023	$990	$1,165
Reversal of provisions for loan losses	(57)	—	(672)	(142)
Balance at the end of period	$318	$1,023	$318	$1,023

The following table presents information regarding estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the residential whole loans held at carrying value acquired by the Company for the three and nine months ended September 30, 2017 and 2016:

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (1)	2016 (2)	2017 (1)	2016 (2)
Contractually required principal and interest	$185,234	$121,818	$185,234	$363,144
Contractual cash flows not expected to be collected (non-accretable yield)	(33,448)	(31,648)	(33,448)	(66,685)
Expected cash flows to be collected	151,786	90,170	151,786	296,459
Interest component of expected cash flows (accretable yield)	(53,916)	(28,801)	(53,916)	(98,550)
Fair value at the date of acquisition	$97,870	$61,369	$97,870	$197,909

(1) Included in the activity presented for the three and nine months ended September 30, 2017 are approximately $97.9 million of loans the Company committed to purchase during the three months ended June 30, 2017, but for which the closing of the purchase transaction occurred during the three months ended September 30, 2017.
(2) Excluded from the table above are approximately $111.2 million of residential whole loans held at carrying value for which the closing of the purchase transaction had not occurred as of September 30, 2016.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

The following table presents accretable yield activity for the Company’s residential whole loans held at carrying value for the three and nine months ended September 30, 2017 and 2016:

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (1)	2016 (2)	2017 (1)	2016 (2)
Balance at beginning of period	$318,125	$234,527	$334,379	$175,271
Additions	53,916	28,801	53,916	98,550
Accretion	(9,026)	(5,917)	(26,219)	(16,112)
Reclassifications from/(to) non-accretable difference, net	303	218	1,242	(80)
Balance at end of period	$363,318	$257,629	$363,318	$257,629

(1) Included in the activity presented for the three and nine months ended September 30, 2017 are approximately $97.9 million of loans the Company committed to purchase during the three months ended June 30, 2017, but for which the closing of the purchase transaction occurred during the three months ended September 30, 2017.
(2) Excluded from the table above are approximately $111.2 million of residential whole loans held at carrying value for which the closing of the purchase transaction had not occurred as of September 30, 2016.

Accretable yield for residential whole loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represent the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from non-accretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and non-accretable yield and the accretion of interest income are based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded during the three and nine months ended September 30, 2017 is not necessarily indicative of future results.

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

The following table presents information regarding the Company’s residential whole loans held at fair value at September 30, 2017 and December 31, 2016:

(Dollars in Thousands)	September 30, 2017 (1)	December 31, 2016
Outstanding principal balance	$1,178,866	$966,174
Aggregate fair value	$983,150	$814,682
Number of loans	4,834	3,812

(1) Excluded from the table above are approximately $120.4 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of September 30, 2017.

During the three and nine months ended September 30, 2017, the Company recorded net gains on residential whole loans held at fair value of $18.7 million and $48.7 million, respectively. During the three and nine months ended September 30, 2016, the Company recorded net gains on residential whole loans held at fair value of $19.6 million and $47.7 million, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

The following table presents the components of Net gain on residential whole loans held at fair value for the three and nine months ended September 30, 2017 and 2016:

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Coupon payments and other income received	$9,824	$6,253	$27,971	$15,987
Net unrealized gains	5,289	10,913	12,499	25,529
Net gain on payoff/liquidation of loans	1,456	1,535	3,076	3,536
Net gain on transfer to REO	2,110	938	5,114	2,677
Total	$18,679	$19,639	$48,660	$47,729

5.    Other Assets

The following table presents the components of the Company’s Other assets at September 30, 2017 and December 31, 2016:

(In Thousands)	September 30, 2017	December 31, 2016
REO	$137,979	$80,503
Interest receivable	25,319	27,795
Swaps, at fair value	—	233
Goodwill	7,189	7,189
Prepaid and other assets	62,870	78,775
Total Other Assets	$233,357	$194,495

(a) Real Estate Owned

At September 30, 2017, the Company had 671 REO properties with an aggregate carrying value of $138.0 million. At December 31, 2016, the Company had 447 REO properties with an aggregate carrying value of $80.5 million.

During the three and nine months ended September 30, 2017, the Company reclassified 174 and 521 mortgage loans to REO at an aggregate estimated fair value less estimated selling costs of $38.9 million and $97.4 million, respectively, at the time of transfer. During the three and nine months ended September 30, 2016, the Company reclassified 122 and 385 mortgage loans to REO at an aggregate estimated fair value less estimated selling costs of $24.8 million and $69.8 million, respectively, at the time of transfer. Such transfers occur when the Company takes possession of the property by foreclosing on the borrower or completes a “deed-in-lieu of foreclosure” transaction. From time to time, the Company also acquires REO in connection with transactions to acquire residential whole loans.

At September 30, 2017, $125.2 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $31.4 million of residential whole loans held at carrying value and $538.5 million of residential whole loans held at fair value at September 30, 2017.

During the three and nine months ended September 30, 2017, the Company sold 139 and 368 REO properties for consideration of $18.4 million and $53.0 million, realizing net gains of approximately $805,000 and $2.8 million, respectively. During the three and nine months ended September 30, 2016, the Company sold 57 and 179 REO properties for consideration of $7.9 million and $24.0 million, realizing net gains of approximately $733,000 and $1.8 million, respectively. These amounts are included in Other, net on the Company’s consolidated statements of operations. In addition, following an updated assessment of liquidation amounts expected to be realized that was performed on all REO held at the end of the third quarters of 2017 and 2016, downward adjustments of approximately $3.1 million and $1.7 million were recorded to reflect certain REO properties at the lower of cost or estimated fair value as of September 30, 2017 and 2016, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

The following table presents the activity in the Company’s REO for the three and nine months ended September 30, 2017 and 2016:

(In Thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$104,443	$56,784	$80,503	$28,026
Adjustments to record at lower of cost or fair value	(3,129)	(1,659)	(7,306)	(4,655)
Transfer from residential whole loans (1)	38,944	24,812	97,388	69,803
Purchases and capital improvements	15,342	415	17,224	2,204
Disposals	(17,621)	(7,163)	(49,830)	(22,189)
Balance at end of period	$137,979	$73,189	$137,979	$73,189

(1)  Includes net gain recorded on transfer of approximately $2.8 million and $845,000 for the three months ended September 30, 2017 and 2016, respectively; and approximately $5.3 million and $2.5 million for the nine months ended September 30, 2017 and 2016, respectively.

(b) Derivative Instruments

The Company’s derivative instruments are currently comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at September 30, 2017 and December 31, 2016:

			September 30, 2017		December 31, 2016
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Non-cleared legacy Swaps (1)	Hedging	Assets	$—	$—	$350,000	$233
Cleared Swaps (2)	Hedging	Liabilities	$2,550,000	$—	$2,550,000	$(46,954)

(1)  Non-cleared legacy Swaps include Swaps executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. The Company’s final non-cleared legacy Swaps expired during the three months ended June 30, 2017.
(2) Cleared Swaps include Swaps executed bilaterally with a counterparty in the over-the-counter market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties. As of September 30, 2017, all of the Company’s Swaps have been novated to and are cleared by a central clearing house are subject to initial margin requirements. Beginning in January 2017, variation margin payments on the Company’s cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap.

Swaps

The following table presents the assets pledged as collateral against the Company’s Swap contracts at September 30, 2017 and December 31, 2016:

(In Thousands)	September 30, 2017	December 31, 2016
Agency MBS, at fair value	$23,197	$32,468
Restricted cash	6,524	53,849
Total assets pledged against Swaps	$29,721	$86,317

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At September 30, 2017, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the three and nine months ended September 30, 2017 and 2016.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company did not recognize any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness during the three and nine months ended September 30, 2017 and 2016.

At September 30, 2017, the Company had Swaps designated in hedging relationships with an aggregate notional amount of $2.6 billion and extended 30 months on average with a maximum term of approximately 71 months.

The following table presents certain information with respect to the Company’s Swap activity during the three and nine months ended September 30, 2017:

(Dollars in Thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
New Swaps:
Number of new Swaps	—	—
Aggregate notional amount	$—	$—
Swaps amortized/expired:
Aggregate notional amount	$—	$350,000
Weighted average fixed-pay rate	—%	0.58%

The following table presents information about the Company’s Swaps at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$—	—%	—%
Over 30 days to 3 months	—	—	—	50,000	0.67	0.64
Over 3 months to 6 months	—	—	—	300,000	0.57	0.66
Over 6 months to 12 months	550,000	1.49	1.23	—	—	—
Over 12 months to 24 months	200,000	1.71	1.24	550,000	1.49	0.71
Over 24 months to 36 months	1,500,000	2.22	1.24	200,000	1.71	0.76
Over 36 months to 48 months	200,000	2.20	1.23	1,500,000	2.22	0.74
Over 48 months to 60 months	—	—	—	200,000	2.20	0.75
Over 60 months to 72 months	100,000	2.75	1.24	—	—	—
Over 72 months to 84 months (3)	—	—	—	100,000	2.75	0.74
Total Swaps	$2,550,000	2.04%	1.24%	$2,900,000	1.87%	0.72%

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2017	2016	2017	2016
Interest expense attributable to Swaps	$5,310	$10,170	$19,606	$31,279
Weighted average Swap rate paid	2.04%	1.82%	1.96%	1.82%
Weighted average Swap rate received	1.23%	0.49%	1.00%	0.45%

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,			Nine Months Ended September 30,
(In Thousands)	2017		2016	2017	2016
AOCI from derivative hedging instruments:
Balance at beginning of period	$(35,841)	—	$(131,971)	$(46,721)	$(69,399)
Net gain/(loss) on Swaps	5,791		22,769	16,671	(39,803)
Balance at end of period	$(30,050)		$(109,202)	$(30,050)	$(109,202)

6.      Repurchase Agreements and Other Advances

Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and bear interest that is generally LIBOR-based.  (See Notes 2(l) and 7)  At September 30, 2017, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 19 days and an effective repricing period of eleven months, including the impact of related Swaps.  At December 31, 2016, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 19 days and an effective repricing period of 12 months, including the impact of related Swaps.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at September 30, 2017 and December 31, 2016:

(Dollars in Thousands)	September 30, 2017	December 31, 2016
Repurchase agreement borrowings secured by Agency MBS	$2,671,245	$3,095,020
Fair value of Agency MBS pledged as collateral under repurchase agreements	$2,888,156	$3,280,689
Weighted average haircut on Agency MBS (1)	4.62%	4.67%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS	$1,361,866	$1,690,937
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements (2)	$1,848,134	$2,317,708
Weighted average haircut on Legacy Non-Agency MBS (1)	22.40%	24.01%
Repurchase agreement borrowings secured by RPL/NPL MBS	$798,508	$1,943,572
Fair value of RPL/NPL MBS pledged as collateral under repurchase agreements	$1,005,757	$2,433,711
Weighted average haircut on RPL/NPL MBS (1)	21.58%	20.98%
Repurchase agreements secured by U.S. Treasuries	$474,726	$504,572
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$475,688	$510,767
Weighted average haircut on U.S. Treasuries (1)	1.39%	1.60%
Repurchase agreements secured by CRT securities	$413,172	$271,205
Fair value of CRT securities pledged as collateral under repurchase agreements	$530,833	$357,488
Weighted average haircut on CRT securities (1)	22.05%	23.22%
Repurchase agreements secured by MSR related assets	$268,819	$135,112
Fair value of MSR related assets pledged as collateral under repurchase agreements	$412,674	$226,780
Weighted average haircut on MSR related assets (1)	33.76%	41.40%
Repurchase agreements secured by residential whole loans (3)	$883,366	$832,060
Fair value of residential whole loans pledged as collateral under repurchase agreements	$1,273,955	$1,175,088
Weighted average haircut on residential whole loans (1)	28.35%	25.03%

(1)	Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.
(2) Includes $172.4 million of Legacy Non-Agency MBS acquired from consolidated VIEs that are eliminated from the Company’s consolidated balance sheets at December 31, 2016.
(3) Excludes $259,000 and $210,000 of unamortized debt issuance costs at September 30, 2017 and December 31, 2016, respectively.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$6,378,566	2.15%	$7,284,062	1.77%
Over 30 days to 3 months	493,136	2.42	1,188,416	1.91
Total repurchase agreements	6,871,702	2.17%	8,472,478	1.79%
Less debt issuance costs	259		210
Total repurchase agreements less debt issuance costs	$6,871,443		$8,472,268

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements, all of which are accounted for as secured borrowings, at September 30, 2017, and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	September 30, 2017
Contractual Maturity	Overnight	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 months	Total
(Dollars in Thousands)
Agency MBS	$—	$2,590,020	$81,225	$—	$—	$2,671,245
Legacy Non-Agency MBS	—	746,798	478,331	136,737	—	1,361,866
RPL/NPL MBS	—	359,471	316,638	122,399	—	798,508
U.S. Treasuries	—	474,726	—	—	—	474,726
CRT securities	—	409,123	4,049	—	—	413,172
MSR related assets	—	268,819	—	—	—	268,819
Residential whole loans	—	—	—	821,770	61,596	883,366
Total (1)	$—	$4,848,957	$880,243	$1,080,906	$61,596	$6,871,702

Weighted Average Interest Rate	—%	1.83%	2.56%	3.31%	3.68%	2.17%

Gross amount of recognized liabilities for repurchase agreements in Note 8						$6,871,702
Amounts related to repurchase agreements not included in offsetting disclosure in Note 8						$—

(1)	Excludes $259,000 of unamortized debt issuance costs at September 30, 2017.

The Company had repurchase agreements with 31 counterparties at both September 30, 2017 and December 31, 2016. The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2017:

	September 30, 2017
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Wells Fargo (3)	AA-/Aa2/AA-	$325,023	6	10.0%
Credit Suisse (4)	BBB+/Aa2/A-	235,579	2	7.2
UBS (5)	A+/A1/A+	167,329	8	5.1

(1)	As rated at September 30, 2017 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

(3)	Includes $313.8 million at risk with Wells Fargo Bank, NA and $11.2 million at risk with Wells Fargo Securities LLC.

(4)	Includes $9.7 million at risk with Credit Suisse AG, Cayman Islands and $225.9 million at risk with Credit Suisse. Counterparty ratings are not published for Credit Suisse AG, Cayman Islands.
(5) Includes Non-Agency MBS pledged as collateral with contemporaneous repurchase and reverse repurchase agreements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements, derivative hedging instruments and FHLB advances at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$23,197	$—	$32,468	$—
Cash (1)	6,524	—	53,849	—
	29,721	—	86,317	—
Repurchase Agreement Borrowings:
Agency MBS	2,888,156	—	3,280,689	—
Legacy Non-Agency MBS (2)(3)	1,848,134	—	2,317,708	—
RPL/NPL MBS	1,005,757	—	2,433,711	—
U.S. Treasury securities	475,688	—	510,767	—
CRT securities	530,833	—	357,488	—
MSR related assets	412,674	—	226,780	—
Residential whole loans	1,273,955	—	1,175,088	—
Cash (1)	8,916	—	4,614	—
	8,444,113	—	10,306,845	—

FHLB Advances:
Agency MBS	—	—	227,244	—
	—	—	227,244	—

Reverse Repurchase Agreements:
U.S. Treasury securities	—	507,318	—	510,767
	—	507,318	—	510,767
Total	$8,473,834	$507,318	$10,620,406	$510,767

(1)  Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.
(2)  Includes $172.4 million of Legacy Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs that are eliminated from the Company’s consolidated balance sheets at December 31, 2016.
(3)  In addition, at September 30, 2017 and December 31, 2016, $689.3 million and $688.2 million of Legacy Non-Agency MBS, respectively, are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at September 30, 2017:

	September 30, 2017
	Assets Pledged Under Repurchase Agreements			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value	Amortized Cost	Accrued Interest on Pledged Assets	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Assets
Agency MBS	$2,888,156	$2,890,386	$7,461	$23,197	$23,763	$48	$2,918,862
Legacy Non-Agency MBS (1)	1,848,134	1,432,145	6,711	—	—	—	1,854,845
RPL/NPL MBS	1,005,757	1,001,548	757	—	—	—	1,006,514
U.S. Treasuries	475,688	475,342	—	—	—	—	475,688
CRT securities	530,833	491,490	418	—	—	—	531,251
MSR related assets	412,674	411,277	942	—	—	—	413,616
Residential whole loans (2)	1,273,955	1,251,400	2,974	—	—	—	1,276,929
Cash (3)	8,916	8,916	—	6,524	6,524	—	15,440
Total	$8,444,113	$7,962,504	$19,263	$29,721	$30,287	$48	$8,493,145

(1)
In addition, at September 30, 2017, $689.3 million of Legacy Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

(2)
Includes residential whole loans held at carrying value with an aggregate fair value of $370.5 million and aggregate amortized cost of $347.9 million and residential whole loans held at fair value with an aggregate fair value and amortized cost of $903.5 million.

(3)	Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

8.    Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and may potentially be offset on the Company’s consolidated balance sheets at September 30, 2017 and December 31, 2016:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
September 30, 2017
Swaps, at fair value	$—	$—	$—	$—	$—	$—
Total	$—	$—	$—	$—	$—	$—

December 31, 2016
Swaps, at fair value	$233	$—	$233	$(233)	$—	$—
Total	$233	$—	$233	$(233)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
September 30, 2017
Swaps, at fair value (2)	$—	$—	$—	$—	$—	$—
Repurchase agreements and other advances (3)(4)	6,871,702	—	6,871,702	(6,862,786)	(8,916)	—
Total	$6,871,702	$—	$6,871,702	$(6,862,786)	$(8,916)	$—

December 31, 2016
Swaps, at fair value (2)	$46,954	$—	$46,954	$—	$(46,954)	$—
Repurchase agreements and other advances (3)(4)	8,687,478	—	8,687,478	(8,682,864)	(4,614)	—
Total	$8,734,432	$—	$8,734,432	$(8,682,864)	$(51,568)	$—

(1) Amounts disclosed in the Financial Instruments column of the table above represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements and other advances, and derivative transactions.  Amounts disclosed in the Cash Collateral Pledged column of the table above represent amounts pledged as collateral against derivative transactions and repurchase agreements, and exclude excess collateral of $6.5 million and $6.9 million at September 30, 2017 and December 31, 2016, respectively.
(2) The fair value of securities pledged against the Company’s Swaps was $23.2 million and $32.5 million at September 30, 2017 and December 31, 2016, respectively. Beginning in January 2017, variation margin payments on the Company’s cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap.
(3) The fair value of financial instruments pledged against the Company’s repurchase agreements and other advances was $8.4 billion and $10.5 billion at September 30, 2017 and December 31, 2016, respectively.
(4) Excludes $259,000 and $210,000 of unamortized debt issuance costs at September 30, 2017 and December 31, 2016, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

10. Other Liabilities

The following table presents the components of the Company’s Other liabilities at September 30, 2017 and December 31, 2016:

(In Thousands)	September 30, 2017	December 31, 2016
Securitized debt (1)	$137,327	$—
Dividends and dividend equivalents payable	79,605	74,657
Accrued interest payable	11,223	14,129
Swaps, at fair value (2)	—	46,954
Accrued expenses and other liabilities	18,123	19,612
Total Other Liabilities	$246,278	$155,352

(1)
Securitized debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated in consolidation. The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company. (See Notes 11 and 16 for further discussion.)

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
SEPTEMBER 30, 2017

Company has a lease through December 31, 2021 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, lease payments totaling $32,000, annually.

(b) Corporate Loan

The Company has entered into a loan agreement with an entity that originates loans and owns the related MSRs. The loan is secured by certain U.S. Government, Agency and private-label MSRs, as well as other unencumbered assets owned by the borrower. Under the terms of the loan agreement, the Company has committed to lend $130.0 million of which approximately $101.1 million was drawn at September 30, 2017.

(c) Representations and Warranties in Connection with Loan Securitization Transaction

In connection with the loan securitization transaction entered into by the Company in June 2017 (See Note 16 for further discussion), the Company has the obligation under certain circumstances to repurchase assets previously transferred to a securitization vehicle upon breach of certain representations and warranties. As of September 30, 2017, the Company had no reserve established for repurchases of loans and was not aware of any repurchase claims that would require the establishment of such a reserve.

(d) MBS Purchase Commitments

At September 30, 2017, the Company had commitments to purchase Non-Agency MBS at an estimated price of $3.6 million. The expected settlement amounts are included in the Non-Agency MBS balances presented at fair value on the Company’s consolidated balance sheets, with a corresponding liability included in Payable for unsettled MBS and residential whole loan purchases.

(e) Residential Whole Loan Purchase Commitments

At September 30, 2017, the Company has agreed, subject to the completion of due diligence, and customary closing conditions, to purchase residential whole loans at fair value at an aggregate estimated purchase price of $120.4 million. The expected settlement amounts are included in the Company’s consolidated balance sheets in Residential whole loans, at fair value, with a corresponding liability included in Payable for unsettled MBS and residential whole loan purchases.

12.    Stockholders’ Equity

(a) Preferred Stock

Issuance of 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”)

On April 15, 2013, the Company completed the issuance of 8.0 million shares of its Series B Preferred Stock with a par value of $0.01 per share, and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. The Company’s Series B Preferred Stock is entitled to receive a dividend at a rate of 7.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up. Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing on April 15, 2018 (subject to the Company’s right, under limited circumstances, to redeem the Series B Preferred Stock prior to that date in order to preserve its qualification as a REIT) and upon certain specified change in control transactions in which the Company’s common stock and the acquiring or surviving entity common securities would not be listed on the New York Stock Exchange (the “NYSE”), the NYSE American LLC or NASDAQ, or any successor exchange.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2017 through September 30, 2017:

Declaration Date	Record Date	Payment Date	Dividend Per Share
August 10, 2017	September 1, 2017	September 29, 2017	$0.46875
May 16, 2017	June 2, 2017	June 30, 2017	0.46875
February 17, 2017	March 6, 2017	March 31, 2017	0.46875

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2017 through September 30, 2017:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
September 14, 2017	September 28, 2017	October 31, 2017	$0.20	(1)
June 12, 2017	June 29, 2017	July 28, 2017	0.20
March 8, 2017	March 29, 2017	April 28, 2017	0.20

(1)  At September 30, 2017, the Company had accrued dividends and dividend equivalents payable of $79.6 million related to the common stock dividend declared on September 14, 2017.

(c) Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through public offerings during the nine months ended September 30, 2017. The Company did not issue any common stock through public offerings during the nine months ended September 30, 2016.

Share Issue Date	Shares Issued	Gross Proceeds Per Share	Gross Proceeds
(In Thousands, Except Per Share Amounts)
May 10, 2017	23,000	$7.85	$180,550	(1)

(1) The Company incurred approximately $412,000 of expenses in connection with this equity offering.

(d) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 16, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At September 30, 2017, 13.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and nine months ended September 30, 2017, the Company issued 513,509 and 1,516,307 shares of common stock through the DRSPP, raising net proceeds of approximately $4.3 million and $12.2 million, respectively.  From the inception of the DRSPP in September 2003 through September 30, 2017, the Company issued 32,899,092 shares pursuant to the DRSPP, raising net proceeds of $275.1 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

(e)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2017.  At September 30, 2017, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

(f)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI
Balance at beginning of period	$668,223	$(35,841)	$632,382	$620,403	$(46,721)	$573,682
OCI before reclassifications	6,988	5,791	12,779	71,188	16,671	87,859
Amounts reclassified from AOCI (1)	(14,935)	—	(14,935)	(31,315)	—	(31,315)
Net OCI during the period (2)	(7,947)	5,791	(2,156)	39,873	16,671	56,544
Balance at end of period	$660,276	$(30,050)	$630,226	$660,276	$(30,050)	$630,226

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016			Nine Months Ended September 30, 2016
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI
Balance at beginning of period	$625,697	$(131,971)	$493,726	$585,250	$(69,399)	$515,851
OCI before reclassifications	64,350	22,769	87,119	124,763	(39,803)	84,960
Amounts reclassified from AOCI (1)	(7,314)	—	(7,314)	(27,280)	—	(27,280)
Net OCI during the period (2)	57,036	22,769	79,805	97,483	(39,803)	57,680
Balance at end of period	$682,733	$(109,202)	$573,531	$682,733	$(109,202)	$573,531

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(14,935)	$(30,283)	Net gain on sales of MBS and U.S. Treasury securities
OTTI recognized in earnings	—	(1,032)	Net impairment losses recognized in earnings
Total AFS Securities	$(14,935)	$(31,315)
Total reclassifications for period	$(14,935)	$(31,315)

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and nine months ended September 30, 2016:

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(6,829)	$(26,795)	Net gain on sales of MBS and U.S. Treasury securities
OTTI recognized in earnings	(485)	(485)	Net impairment losses recognized in earnings
Total AFS Securities	$(7,314)	$(27,280)
Total reclassifications for period	$(7,314)	$(27,280)

At September 30, 2017 and December 31, 2016, the Company had unrealized losses recorded in AOCI of approximately $103,000 and $1.7 million, respectively, on securities for which OTTI had been recognized in earnings in prior periods.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

13.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2017	2016	2017	2016
Numerator:
Net income	$63,805	$83,011	$221,799	$240,031
Dividends declared on preferred stock	(3,750)	(3,750)	(11,250)	(11,250)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(409)	(442)	(1,299)	(1,255)
Net income to common stockholders - basic and diluted	$59,646	$78,819	$209,250	$227,526

Denominator:
Weighted average common shares for basic and diluted earnings per share (1)	396,698	373,141	385,282	373,011
Basic and diluted earnings per share	$0.15	$0.21	$0.54	$0.61

(1)
At September 30, 2017, the Company had an aggregate of 2.5 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2017, as their inclusion would have been anti-dilutive.  These equity instruments were comprised of approximately 4,000 shares of restricted common stock with a weighted average grant date fair value of $7.12 and approximately 2.5 million RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $6.49. These equity instruments may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count towards this limit.  At September 30, 2017, approximately 6.9 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1.5 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee of the Board (the “Compensation Committee”) at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of September 30, 2017 are designated to be settled in shares of the Company’s common stock.  The Company did not grant any RSUs during the three months ended September 30, 2017 and 2016 and granted 898,945 and 728,195 RSUs during the nine months ended September 30, 2017 and 2016, respectively. There were no RSUs forfeited during the nine months ended September 30,

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

2017. During the nine months ended September 30, 2016 an aggregate of 10,000 RSUs were forfeited. All RSUs outstanding at September 30, 2017 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled.  At September 30, 2017 and December 31, 2016, the Company had unrecognized compensation expense of $5.0 million and $3.6 million, respectively, related to RSUs.  The unrecognized compensation expense at September 30, 2017 is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

The Company did not award any shares of restricted common stock during the nine months ended September 30, 2017 and 2016. At September 30, 2017 and December 31, 2016, the Company had unrecognized compensation expense of approximately $28,000 and $203,000, respectively, related to the unvested shares of restricted common stock.  The Company had accrued dividends payable of approximately $13,000 and $55,000 on unvested shares of restricted stock at September 30, 2017 and December 31, 2016, respectively.  The unrecognized compensation expense at September 30, 2017 is expected to be recognized over a weighted average period of three months.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights that have been granted as a separate instrument are charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company did not make any payments in respect of such instruments during the nine months ended September 30, 2017 and made payments of approximately $2,000 and $5,000 in respect of such separate instruments during the three and nine months ended September 30, 2016, respectively. At September 30, 2017, there were no dividend equivalent rights outstanding, which had been awarded separately from, but in connection with, grants of RSUs made in prior years.

Options

The Company did not grant any stock options during the nine months ended September 30, 2017 and 2016. At September 30, 2017, the Company had no stock options outstanding.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017 (1)	2016	2017 (1)	2016
RSUs	$1,836	$948	$5,194	$3,642
Restricted shares of common stock	74	153	175	457
Dividend equivalent rights	—	—	—	44
Total	$1,910	$1,101	$5,369	$4,143

(1) Equity-based compensation expense for the three and nine months ended September 30, 2017 includes a one-time expense of approximately $900,000 for the accelerated vesting of certain time-based equity awards arising from the death of the Company’s former Chief Executive Officer.

(b)  Employment Agreements

At September 30, 2017, the Company had employment agreements with three of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017	2016
Non-employee directors	$125	$52	$339	$173
Total	$125	$52	$339	$173

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through September 30, 2017 and December 31, 2016 that had not been distributed and the Company’s associated liability for such deferrals at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$1,525	$2,061	$1,066	$1,263
Total	$1,525	$2,061	$1,066	$1,263

(1)  Represents the cumulative amounts that were deferred by participants through September 30, 2017 and December 31, 2016, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended September 30, 2017 and 2016, the Company recognized expenses for matching contributions of $87,500 and $86,000, respectively, and $262,500 and $259,000 and for the nine months ended September 30, 2017 and 2016, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

MBS and CRT Securities

The Company determines the fair value of its Agency MBS based upon prices obtained from third-party pricing services, which are indicative of market activity, and repurchase agreement counterparties.

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

The Company’s Legacy Non-Agency MBS, RPL/NPL MBS and CRT securities are valued using various market data points as described above, which management considers directly or indirectly observable parameters.  Accordingly, these securities are classified as Level 2 in the fair value hierarchy.

Term Notes Backed by MSR Related Collateral

The Company’s valuation process for term notes backed by MSR related collateral considers a number of factors, including indicative valuations obtained from a third-party pricing service that are reviewed by the Company and may be adjusted to ensure they reflect a realistic exit price at the valuation date given the structural features of these securities. As this process includes significant unobservable inputs, these securities are classified as Level 3 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

Swaps

As of September 30, 2017, all of the Company’s Swaps are cleared by a central clearing house. Valuations provided by the clearing house are used for purposes of determining the fair value of the Company’s Swaps. Such valuations obtained are tested with internally developed models that apply readily observable market parameters.   As the Company’s Swaps are subject to the clearing house’s margin requirements, no credit valuation adjustment was considered necessary in determining the fair value of such instruments.  Beginning in January 2017, variation margin payments on the Company’s cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap. Swaps are classified as Level 2 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at September 30, 2017

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$3,019,304	$—	$3,019,304
Non-Agency MBS	—	3,911,660	—	3,911,660
CRT securities	—	653,633	—	653,633
Term notes backed by MSR related collateral	—	—	311,563	311,563
Residential whole loans, at fair value	—	—	1,103,518	1,103,518
Securities obtained and pledged as collateral	507,318	—	—	507,318
Total assets carried at fair value	$507,318	$7,584,597	$1,415,081	$9,506,996
Liabilities:
Swaps	$—	$—	$—	$—
Obligation to return securities obtained as collateral	507,318	—	—	507,318
Total liabilities carried at fair value	$507,318	$—	$—	$507,318

Fair Value at December 31, 2016

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$3,738,497	$—	$3,738,497
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	5,684,836	—	5,684,836
CRT securities	—	404,850	—	404,850
Term notes backed by MSR related collateral	—	140,980	—	140,980
Residential whole loans, at fair value	—	—	814,682	814,682
Securities obtained and pledged as collateral	510,767	—	—	510,767
Swaps	—	233	—	233
Total assets carried at fair value	$510,767	$9,969,396	$814,682	$11,294,845
Liabilities:
Swaps	$—	$46,954	$—	$46,954
Obligation to return securities obtained as collateral	510,767	—	—	510,767
Total liabilities carried at fair value	$510,767	$46,954	$—	$557,721

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and nine months ended September 30, 2017 and 2016 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017 (2)	2016	2017 (2)	2016
Balance at beginning of period	$744,072	$684,582	$814,682	$623,276
Purchases and capitalized advances	284,930	50,071	295,094	169,830
Changes in fair value recorded in Net gain on residential whole loans held at fair value	5,289	10,913	12,499	25,529
Collection of principal, net of liquidation gains/losses	(17,670)	(18,119)	(53,366)	(48,909)
Repurchases	(257)	—	(1,013)	—
Transfer to REO	(33,214)	(22,985)	(84,746)	(65,264)
Balance at end of period	$983,150	$704,462	$983,150	$704,462

(1) Excluded from the table above are approximately $120.4 million and $92.8 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of September 30, 2017 and 2016, respectively.
(2) Included in the activity presented for the three and nine months ended September 30, 2017 are approximately $92.7 million of loans the Company committed to purchase during the three months ended June 30, 2017, but for which the closing of the purchase transaction occurred during the three months ended September 30, 2017.

The following table presents additional information for the three and nine months ended September 30, 2017 and 2016 about the Company’s investments in term notes backed by MSR related collateral held at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Term Notes Backed by MSR Related Collateral
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2017	2016	2017 (1)	2016
Balance at beginning of period	$273,961	$—	$—	$—
Purchases	161,000	—	311,000	—
Collection of principal	(123,961)	—	(140,980)	—
Changes in unrealized gain/losses	563	—	563	—
Transfers from Level 2 to Level 3 (1)	—	—	140,980	—
Balance at end of period	$311,563	$—	$311,563	$—

(1) Investments in term notes backed by MSR related collateral were transferred from Level 2 to Level 3 during the nine months ended September 30, 2017 as there has been very limited secondary market trading in these securities since issuance. Transfers between levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

The Company did not transfer any assets or liabilities from one level to another during the three months ended September 30, 2017 and three and nine months ended September 30, 2016.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following table presents a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$304,166	Discounted cash flow	Discount rate	6.1%	5.0-8.0%
			Prepayment rate	7.7%	0.0-13.0%
			Default rate	4.1%	0.0-9.8%
			Loss severity	12.6%	0.0-100.0%

	$488,654	Liquidation model	Discount rate	8.4%	6.7-50.0%
			Annual change in home prices	2.7%	(4.5)-9.7%
			Liquidation timeline (in years)	1.6	0.1-4.5
			Current value of underlying properties (3)	$669	$15-$4,900
Total	$792,820

	December 31, 2016
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$253,287	Discounted cash flow	Discount rate	6.6%	5.0-7.7%
			Prepayment rate	7.6%	0.0-12.0%
			Default rate	2.9%	0.0-9.7%
			Loss severity	13.0%	0.0-77.5%

	$516,014	Liquidation model	Discount rate	7.7%	6.8-26.9%
			Annual change in home prices	1.7%	(9.2)-7.7%
			Liquidation timeline (in years)	1.6	0.1-4.4
			Current value of underlying properties (3)	$634	$5-$4,900
Total	$769,301
(1) Excludes approximately $310.7 million and $45.4 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at September 30, 2017 and December 31, 2016, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $353,000 and $320,000 as of September 30, 2017 and December 31, 2016, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company’s residential whole loans for which the fair value option was elected, at September 30, 2017 and December 31, 2016:

	September 30, 2017 (1)			December 31, 2016
(In Thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Residential whole loans, at fair value
Total loans	$983,150	$1,178,866	$(195,716)	$814,682	$966,174	$(151,492)
Loans 90 days or more past due	$690,924	$853,655	$(162,731)	$570,025	$695,282	$(125,257)

(1) Excludes approximately $120.4 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of September 30, 2017.

Term Notes Backed by MSR Related Collateral

The Company’s valuation process for term notes backed by MSR related collateral considers a number of factors, including a comparable bond analysis performed by a third-party pricing service which involves determining a pricing spread at issuance of the term note. The pricing spread is used at each subsequent valuation date to determine an implied yield to maturity of the term note, which is used to derive an indicative market value for the security. This indicative market value is further reviewed by the Company and may be adjusted to ensure it reflects a realistic exit price at the valuation date given the structural features of these securities. At September 30, 2017, the indicative implied yields used in the valuation of these securities ranged from 5.6% to 6.1%. The weighted average indicative yield to maturity was 5.72%. Other factors taken into consideration include indicative values provided by repurchase agreement counterparties, estimated changes in fair value of the related underlying MSR collateral and the financial performance of the ultimate parent or sponsoring entity of the issuer, who has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Agency MBS	$3,019,304	$3,019,304	$3,738,497	$3,738,497
Non-Agency MBS, including MBS transferred to consolidated VIEs	3,911,660	3,911,660	5,684,836	5,684,836
CRT securities	653,633	653,633	404,850	404,850
MSR related assets	411,840	412,674	226,780	226,780
Residential whole loans, at carrying value	639,216	693,795	590,540	621,548
Residential whole loans, at fair value	1,103,518	1,103,518	814,682	814,682
Securities obtained and pledged as collateral	507,318	507,318	510,767	510,767
Cash and cash equivalents	608,173	608,173	260,112	260,112
Restricted cash	15,440	15,440	58,463	58,463
Swaps	—	—	233	233
Financial Liabilities (1):
Repurchase agreements	6,871,443	6,871,553	8,472,268	8,472,078
FHLB advances	—	—	215,000	215,000
Obligation to return securities obtained as collateral	507,318	507,318	510,767	510,767
Securitized debt	137,327	139,064	—	—
Senior Notes	96,763	102,231	96,733	101,111
Swaps	—	—	46,954	46,954

(1) Carrying value of securitized debt, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis discussed on pages 44-49, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table that are not reported at fair value on a recurring basis:

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

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At September 30, 2017 and December 31, 2016, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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
SEPTEMBER 30, 2017

to interest rate repricing, which may be at maturity.  Such interest rates are estimated based on LIBOR rates observed in the market.  The Company’s repurchase agreements are classified as Level 2 in the fair value hierarchy.

FHLB Advances: As previously discussed, the Company did not have any FHLB advances as of September 30, 2017. FHLB advances at December 31, 2016 reflected collateralized borrowings at variable market interest rates that reset on a monthly basis. Accordingly, the carrying amount of FHLB advances were considered to approximate fair value. The Company’s FHLB advances at December 31, 2016 were classified as Level 2 in the fair value hierarchy.

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

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. At September 30, 2017 and December 31, 2016, the Company’s REO had an aggregate carrying value of $138.0 million and $80.5 million, and an aggregate estimated fair value of $159.3 million and $91.1 million, respectively. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

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

The Company has in prior years entered into several MBS resecuritization transactions and during the second quarter of 2017, a loan securitization transaction that resulted in the Company consolidating as VIEs the SPEs that were created to facilitate these transactions. See Note 2(s) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with securitization and resecuritization transactions.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

As of September 30, 2017, as a result of the transaction described above, securitized loans with a carrying value of approximately $131.3 million are included in “Residential whole loans, at carrying value” and securitized loans with a fair value of approximately $40.4 million are included in “Residential whole loans, at fair value,” on the Company’s consolidated balance sheets. As of September 30, 2017, the aggregate carrying value of Sold Bonds issued by consolidated VIEs was $137.3 million.  These Sold Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets.  The holders of the Sold Bonds have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

For financial reporting purposes, the exchange transaction and termination of this financing structure did not result in any gain or loss to the Company as this resecuritization was accounted for as a financing transaction.  However, for purposes of determining REIT taxable income, this resecuritization transaction was originally accounted for as a sale of the underlying securities to the Trust and acquisition of beneficial interests issued by the Trust.  Because the fair value of the underlying securities received exceeded the Company’s tax basis in the remaining beneficial interests at the exchange date, the unwind of this resecuritization structure resulted in the Company recognizing taxable income currently estimated to be approximately $47.1 million, or $0.12 per common share. In addition, the underlying securities originally transferred as part of this resecuritization are reported as Non-Agency MBS in the Company’s consolidated balance sheets at September 30, 2017 and interest income from the underlying securities from the date of exchange transaction through September 30, 2017 is reported as Interest income from Non-Agency MBS in the Company’s consolidated statements of operations.

As of September 30, 2017 the Company did not have any Non-Agency MBS that were resecuritized as described above. At December 31, 2016, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $174.4 million.  These assets were included in the Company’s consolidated balance sheets and disclosed as “Non-Agency MBS transferred to consolidated VIEs, at fair value.”

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
SEPTEMBER 30, 2017

Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of September 30, 2017 and December 31, 2016 are a total of $1.7 billion and $1.4 billion of residential whole loans, of which approximately $639.2 million and $590.5 million are reported at carrying value and $1.1 billion and $814.7 million are reported at fair value, respectively. The inclusion of these assets arises from the Company’s interests in certain entities established to acquire the loans and an entity in connection with its loan securitization transaction. The Company has assessed that these entities are required to be consolidated. During the three and nine months ended September 30, 2017, the Company recognized interest income from residential whole loans reported at carrying value of approximately $9.0 million and $26.2 million, respectively. During the three and nine months ended September 30, 2016, the Company recognized interest income from residential whole loans reported at carrying value of approximately $5.9 million and $16.1 million, respectively. These amounts are included in Interest Income on the Company’s consolidated statements of operations. In addition, the Company recognized net gains on residential whole loans held at fair value during the three and nine months ended September 30, 2017 of approximately $18.7 million and $48.7 million, respectively. During the three and nine months ended September 30, 2016, the Company recognized net gains on residential whole loans held at fair value of $19.6 million and $47.7 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations. (See Note 4)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business/General

We are a REIT primarily engaged in the business of investing, on a leveraged basis, in residential mortgage assets, including Agency MBS, Non-Agency MBS, residential whole loans, CRT securities and MSR related assets.  Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

At September 30, 2017, we had total assets of approximately $11.1 billion, of which $6.9 billion, or 62.4%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $3.0 billion of Agency MBS and $3.9 billion of Non-Agency MBS which includes $2.7 billion of Legacy Non-Agency MBS and $1.2 billion of RPL/NPL MBS that are primarily structured with a contractual coupon step-up feature where the coupon increases up to 300 basis points at 36 months from issuance or sooner. These securities are primarily backed by securitized re-performing and non-performing loans. In addition, at September 30, 2017, we had approximately $1.7 billion in residential whole loans acquired through our consolidated trusts, which represented approximately 15.7% of our total assets. Our remaining investment-related assets were primarily comprised of collateral obtained in connection with reverse repurchase agreements, cash and cash equivalents (including restricted cash), CRT securities, MSR related assets, REO and MBS related receivables.

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

As of September 30, 2017, approximately $3.9 billion, or 56.8%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $3.0 billion, or 43.2%, was in its contractual adjustable-rate period, or were floating rate MBS with interest rates that reset monthly.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.

Premiums arise when we acquire an MBS at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value).  Conversely, discounts arise when we acquire an MBS at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Premiums paid on our MBS are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums, which are primarily carried on our Agency MBS and certain CRT securities, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the IRR/interest income earned on these assets.

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Legacy Non-Agency MBS may differ significantly.  For the three months ended September 30, 2017, our Agency MBS portfolio experienced a weighted average CPR of 16.2%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 18.7%. Over the last consecutive eight quarters, ending with September 30, 2017, the monthly weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 18.4% experienced during the month ended July 31, 2017 to a low of 11.3%, experienced during the month ended February 29, 2016, with an average CPR over such quarters of 15.3%.

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

It is our business strategy to hold our residential mortgage assets as long-term investments.  On at least a quarterly basis, excluding investments for which the fair value option has been elected or for which specialized loan accounting is otherwise applied, we assess our ability and intent to continue to hold each asset and, as part of this process, we monitor our MBS, CRT securities and MSR related assets for other-than-temporary impairment.  A change in our ability and/or intent to continue to hold any of these securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At September 30, 2017, we had net unrealized gains on our Non-Agency MBS of $648.4 million, comprised of gross unrealized gains of $648.8 million and gross unrealized losses of $390,000 and net unrealized losses of $2.8 million on our Agency MBS, comprised of gross unrealized losses of $32.9 million and gross unrealized gains of $30.1 million. At September 30, 2017, we did not intend to sell any of our MBS or CRT securities that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our residential mortgage assets.  Our residential mortgage investments have longer-term contractual maturities than our borrowings under repurchase agreements.  Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at September 30, 2017 were comprised of Swaps.

Our Swap derivative instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  Our Swaps do not extend the maturities of our repurchase agreements; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the nine months ended September 30, 2017, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $350.0 million and a weighted average fixed-pay rate of 0.58% amortize and/or expire. At September 30, 2017, we had Swaps designated in hedging relationships with an aggregate notional amount of $2.6 billion with a weighted average fixed-pay rate of 2.04% and a weighted average variable interest rate received of 1.24%.

Recent Market Conditions and Our Strategy

Sadly, during the third quarter of 2017 we lost our former chief executive officer, William S. Gorin, who passed away in August 2017 following a two-year battle with cancer. Shortly prior to Mr. Gorin’s passing, our Board of Directors appointed our President and Chief Operating Officer, Craig L. Knutson, as co-CEO, and Mr. Knutson was appointed as our sole CEO following Mr. Gorin’s death. In connection with Mr. Gorin’s death, we recorded a one-time expense of approximately $5.1 million, which related to our contractual obligations to accelerate the vesting of certain share-based awards previously made to Mr. Gorin and a death benefit payment made to his estate.

At September 30, 2017, our residential mortgage asset portfolio, which includes MBS, residential whole loans, CRT securities and MSR related assets was approximately $9.7 billion compared to $11.5 billion at December 31, 2016. During the three months ended September 30, 2017, we purchased or committed to purchase, through consolidated trusts, for approximately $187.7 million, residential whole loans with an unpaid principal balance of approximately $245.2 million. In addition, we acquired approximately $183.7 million of RPL/NPL MBS, $161.0 million of MSR related assets and $29.1 million of CRT securities.

At September 30, 2017, $3.9 billion, or 40.2% of our residential mortgage asset portfolio, was invested in Non-Agency MBS.  During the three months ended September 30, 2017, the fair value of our Non-Agency MBS holdings decreased by $406.7 million. The primary components of the change during the quarter in these Non-Agency MBS include $582.0 million of principal repayments and other principal reductions and the sale of Non-Agency MBS with a fair value of $44.5 million partially offset by $187.4 million of purchases (at a weighted average purchase price of 99% of par), and an increase reflecting Non-Agency MBS price changes of $32.4 million.

At September 30, 2017, $3.0 billion, or 31.0% of our residential mortgage asset portfolio, was invested in Agency MBS.  During the three months ended September 30, 2017, the fair value of our Agency MBS decreased by $228.7 million. This was due to $217.8 million of principal repayments, $7.9 million of premium amortization, and $3.0 million in net unrealized losses.

At September 30, 2017, our total recorded investment in residential whole loans was $1.7 billion, or 17.9% of our residential mortgage asset portfolio. Of this amount, $639.2 million is presented as Residential whole loans, at carrying value and $1.1 billion as Residential whole loans, at fair value in our consolidated balance sheets. For the three months ended September 30, 2017, we recognized approximately $9.0 million of income on residential whole loans held at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 5.92% (excluding servicing costs). In addition, we recorded a net gain on residential whole loans held at fair value of $18.7 million in Other Income, net in our consolidated statements of operations for the three months ended September 30, 2017.

At September 30, 2017 our total investment in MSR related assets was $411.8 million. During the three months ended September 30, 2017 we acquired $161.0 million of and had $124.0 million of principal repayments on term notes backed by MSR related collateral. We also acquired $29.1 million of CRT securities, bringing our total investment in these securities to $653.6 million. During the quarter, our CRT portfolio experienced significant price volatility, as markets reacted to concerns related to seasonal hurricanes and other factors. While unrealized losses recognized in net income on this portfolio for the quarter were $5.2 million, our CRT portfolio at September 30, 2017 was in an overall unrealized gain position of $41.0 million.

We will continue to seek investments in residential mortgage assets during the remainder of 2017. The investment landscape is challenging, as market pricing for all asset classes remains high, thereby making it difficult to purchase assets at attractive risk/reward levels. In addition, unlike Agency MBS, certain of our other asset classes are not always available for purchase, as sellers offer these investments from time to time as opposed to more liquid markets which feature active buyers and sellers at nearly all times. We expect that our purchase focus will be primarily on additional credit sensitive residential whole loans, RPL/NPL MBS and MSR related assets. While the third quarter runoff of RPL/NPL MBS slowed considerably from the runoff we experienced in the second quarter (approximately $400 million versus $1.3 billion), we could experience further reduction in this portfolio if issuers continue to call these securities.

Our book value per common share was $7.70 as of September 30, 2017, a decline from book value per common share of $7.76 as of June 30, 2017. This decrease was primarily due to dividends declared during the quarter that exceeded our net income.

At the end of the third quarter of 2017, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the third quarter of 2016, due to upward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio increased to 2.98% for the three months ended September 30, 2017, from 2.83% for the three months ended September 30, 2016 and the net Agency MBS yield increased to 1.97% for the three months ended September 30, 2017 from 1.83% for the three months ended September 30, 2016. The net yield for our Legacy Non-Agency MBS portfolio was 8.93% for the three months ended September 30, 2017 compared to 8.09% for the three months ended September 30, 2016.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the impact of the cash proceeds received during 2016 in connection with the settlement of litigation related to certain Countrywide and Citigroup sponsored residential mortgage backed securitization trusts and the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which have resulted in credit reserve releases. The net yield for our RPL/NPL MBS portfolio was 4.43% for the three months ended September 30, 2017 compared to 3.86% for the three months ended September 30, 2016.  The increase in the net yield reflects an increase in the average coupon yield to 4.24% for the three months ended September 30, 2017 from 3.83% for the three months ended September 30, 2016 and higher accretion income recognized in the current quarter due to the impact of redemptions of certain securities that had been previously purchased at a discount.

We believe that our $593.1 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows for our existing Legacy Non-Agency MBS portfolio.  In addition, while the majority of our Legacy Non-Agency MBS will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted amortized cost of 71% of face value at September 30, 2017. Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency portfolio. Home price appreciation during the past few years has generally been driven by a combination of limited housing supply, low mortgage rates and demographic-driven U.S. household formation. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Further, during 2016 and the nine months ended September 30, 2017, we have also observed faster voluntary prepayment (i.e., prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio. As a result, during the three months ended September 30, 2017, $14.8 million was transferred from Credit Reserve to accretable discount.  This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Legacy Non-Agency MBS. The remaining average contractual life of such assets is approximately 19 years, but based on scheduled loan amortization and prepayments (both voluntary and involuntary), loan balances will decline substantially over time. Consequently, we believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

At September 30, 2017, we have access to various sources of liquidity which we estimate to be in excess of $1.2 billion. This amount includes (i) $608.2 million of cash and cash equivalents; (ii) $186.0 million in estimated financing available from unpledged Agency MBS and from other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $363.4 million in estimated financing available from unpledged Non-Agency MBS. Our sources of liquidity do not include restricted cash. We believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.

Repurchase agreement funding for our residential mortgage investments continued to be available to us from multiple counterparties during the third quarter of 2017.  Typically, repurchase agreement funding involving credit-sensitive investments is available at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At September 30, 2017, our debt consisted of borrowings under repurchase agreements with 31 counterparties, securitized debt, Senior Notes outstanding, obligation to return securities obtained as collateral and payable for unsettled purchases, resulting in a debt-to-equity multiple of 2.4 times.  (See table on page 75 under Results of Operations that presents our quarterly leverage multiples since September 30, 2016.)

Information About Our Assets

The tables below present certain information about our asset allocation at September 30, 2017:

ASSET ALLOCATION

	Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (1)		Credit Risk Transfer Securities		MSR Related Assets		Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		Other, net (3)	Total
(Dollars in Millions)
Fair Value/Carrying Value	$3,019		$2,717		$1,195		$654		$412		$639		$1,103		$748	$10,487
Less Payable for Unsettled Purchases	—		(4)		—		—		—		—		(120)		—	(124)
Less Repurchase Agreements	(2,671)		(1,837)		(798)		(413)		(269)		(273)		(610)		—	(6,871)
Less Senior Notes	—		—		—		—		—		—		—		(97)	(97)
Less Securitized Debt	—		—		—		—		—		(111)		(26)		—	(137)
Net Equity Allocated	$348		$876		$397		$241		$143		$255		$347		$651	$3,258
Debt/Net Equity Ratio (4)	7.7	x	2.1	x	2.0	x	1.7	x	1.9	x	1.5	x	2.2	x		2.4	x

(1)
RPL/NPL MBS are backed primarily by securitized re-performing and non-performing loans. The securities are structured such that the coupon increases up to 300 basis points at 36 months from issuance or sooner. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
The carrying value of such loans reflects the purchase price, accretion of income, cash received and provision for loan losses since acquisition. At September 30, 2017, the fair value of such loans is estimated to be approximately $693.8 million.

(3)	Includes cash and cash equivalents and restricted cash, securities obtained and pledged as collateral, other assets, obligation to return securities obtained as collateral and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements, securitized debt and payable for unsettled purchases as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity Ratio also includes the obligation to return securities obtained as collateral of $507.3 million and Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of September 30, 2017 and December 31, 2016:

September 30, 2017

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,000,583	104.3%	102.5%	$1,025,730	64	2.95%	11.1%
HARP (4)	95,571	104.7	102.6	98,095	63	2.95	14.7
Other (Post June 2009) (5)	87,314	104.0	105.2	91,890	84	4.14	11.9
Other (Pre June 2009) (6)	315	104.9	105.2	332	100	4.50	28.8
Total 15-Year Fixed Rate	$1,183,783	104.3%	102.7%	$1,216,047	65	3.04%	11.4%

Hybrid:
Other (Post June 2009) (5)	$1,092,102	104.4%	104.2%	$1,137,631	76	3.16%	20.1%
Other (Pre June 2009) (6)	553,753	101.7	105.0	581,390	129	3.35	18.8
Total Hybrid	$1,645,855	103.5%	104.4%	$1,719,021	94	3.23%	19.7%
CMO/Other	$80,764	102.5%	103.0%	$83,172	196	3.04%	16.1%
Total Portfolio	$2,910,402	103.8%	103.7%	$3,018,240	85	3.15%	16.2%

December 31, 2016

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,170,788	104.3%	103.0%	$1,206,174	55	2.97%	11.2%
HARP (4)	116,790	104.7	103.0	120,290	54	2.96	12.1
Other (Post June 2009) (5)	106,343	104.0	105.7	112,400	75	4.14	14.3
Other (Pre June 2009) (6)	564	104.9	105.9	597	91	4.50	28.8
Total 15-Year Fixed Rate	$1,394,485	104.3%	103.2%	$1,439,461	57	3.06%	11.5%

Hybrid:
Other (Post June 2009) (5)	$1,370,019	104.4%	104.8%	$1,436,184	67	2.99%	19.9%
Other (Pre June 2009) (6)	720,419	101.7	105.6	761,052	120	3.03	17.0
Total Hybrid	$2,090,438	103.5%	105.1%	$2,197,236	86	3.01%	18.9%
CMO/Other	$96,379	102.5%	102.9%	$99,196	187	2.81%	14.7%
Total Portfolio	$3,581,302	103.8%	104.3%	$3,735,893	77	3.02%	15.9%

(1)  Does not include principal payments receivable of $1.1 million and $2.6 million at September 30, 2017 and December 31, 2016, respectively.
(2)  Weighted average is based on MBS current face at September 30, 2017 and December 31, 2016, respectively.
(3)  Low loan balance represents MBS collateralized by mortgages with an original loan balance of less than or equal to $175,000.
(4)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.
(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.
(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of September 30, 2017 and December 31, 2016:

September 30, 2017

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$608,076	104.0%	101.3%	$616,008	57	3.04%	100%	10.6%
3.0%	243,604	105.9	103.0	250,902	63	3.49	100	11.5
3.5%	5,944	103.5	104.5	6,211	83	4.18	100	6.2
4.0%	281,506	103.5	105.0	295,672	82	4.40	80	13.3
4.5%	44,653	105.2	105.8	47,254	86	4.88	34	11.8
Total 15-Year Fixed Rate	$1,183,783	104.3%	102.7%	$1,216,047	65	3.53%	93%	11.4%

December 31, 2016

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$700,388	104.0%	101.6%	$711,696	48	3.04%	100%	9.9%
3.0%	288,648	105.9	103.3	298,311	54	3.49	100	11.3
3.5%	7,244	103.5	104.6	7,576	74	4.18	100	15.7
4.0%	343,105	103.5	105.9	363,258	73	4.40	80	14.2
4.5%	55,100	105.2	106.4	58,620	77	4.88	34	14.5
Total 15-Year Fixed Rate	$1,394,485	104.3%	103.2%	$1,439,461	57	3.54%	92%	11.5%

(1)  Does not include principal payments receivable of $1.1 million and $2.6 million at September 30, 2017 and December 31, 2016, respectively.
(2)  Weighted average is based on MBS current face at September 30, 2017 and December 31, 2016, respectively.
(3)  Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of September 30, 2017 and December 31, 2016:

September 30, 2017

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$425,236	104.3%	104.7%	$445,304	3.44%	86	6	27%	23.3%
Agency 7/1	486,038	104.4	103.8	504,745	2.95	71	14	25	20.2
Agency 10/1	180,828	104.6	103.7	187,582	3.08	65	54	64	12.0
Total Hybrids Post June 2009	$1,092,102	104.4%	104.2%	$1,137,631	3.16%	76	17	32%	20.1%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$545,851	101.7%	105.0%	$573,132	3.32%	130	6	24%	18.9%
Coupon >= 4.5% (6)	7,902	101.8	104.5	8,258	5.50	118	6	44	12.0
Total Hybrids Pre June 2009	$553,753	101.7%	105.0%	$581,390	3.35%	129	6	24%	18.8%
Total Hybrids	$1,645,855	103.5%	104.4%	$1,719,021	3.23%	94	14	29%	19.7%

December 31, 2016

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$551,736	104.3%	105.7%	$583,318	2.93%	76	6	25%	17.7%
Agency 7/1	618,414	104.5	104.3	645,200	3.00	62	21	24	22.8
Agency 10/1	199,869	104.7	103.9	207,666	3.13	58	61	64	17.1
Total Hybrids Post June 2009	$1,370,019	104.4%	104.8%	$1,436,184	2.99%	67	21	30%	19.9%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$691,572	101.7%	105.6%	$730,626	2.92%	121	6	33%	16.9%
Coupon >= 4.5% (6)	28,847	101.4	105.5	30,426	5.71	112	7	69	18.1
Total Hybrids Pre June 2009	$720,419	101.7%	105.6%	$761,052	3.03%	120	6	34%	17.0%
Total Hybrids	$2,090,438	103.5%	105.1%	$2,197,236	3.01%	86	15	32%	18.9%

(1)  Does not include principal payments receivable of $1.1 million and $2.6 million at September 30, 2017 and December 31, 2016, respectively.
(2)  Weighted average is based on MBS current face at September 30, 2017 and December 31, 2016, respectively.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest-only period.  Percentage is based on MBS current face at September 30, 2017 and December 31, 2016, respectively.
(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.
(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at September 30, 2017 and December 31, 2016:

(In Thousands)	September 30, 2017		December 31, 2016
Non-Agency MBS
Face/Par	$4,101,102		$6,065,618
Fair Value	3,911,660		5,684,836
Amortized Cost	3,263,226		5,093,243
Purchase Discount Designated as Credit Reserve and OTTI	(593,134)	(1)	(694,241)	(2)
Purchase Discount Designated as Accretable	(244,793)		(278,191)
Purchase Premiums	51		57

(1)  Includes discount designated as Credit Reserve of $578.3 million and OTTI of $14.8 million.
(2)  Includes discount designated as Credit Reserve of $675.6 million and OTTI of $18.6 million.

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(626,498)	$(257,967)	$(724,198)	$(325,548)
Accretion of discount	—	18,621	—	20,236
Realized credit losses	13,982	—	15,629	—
Purchases	—	(1,929)	(15,124)	9,830
Sales	4,620	11,244	2,398	6,523
Net impairment losses recognized in earnings	—	—	(485)	—
Transfers/release of credit reserve	14,762	(14,762)	6,822	(6,822)
Balance at end of period	$(593,134)	$(244,793)	$(714,958)	$(295,781)

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(694,241)	$(278,191)	$(787,541)	$(312,182)
Impact of RMBS Issuer Settlement (2)	—	—	—	(52,881)
Accretion of discount	—	60,461	—	61,153
Realized credit losses	39,445	—	49,408	—
Purchases	(484)	(3,449)	(25,999)	13,210
Sales	29,398	10,166	16,281	28,297
Net impairment losses recognized in earnings	(1,032)	—	(485)	—
Transfers/release of credit reserve	33,780	(33,780)	33,378	(33,378)
Balance at end of period	$(593,134)	$(244,793)	$(714,958)	$(295,781)

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

The following table presents information with respect to the yield components of our Non-Agency MBS for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30, 2017		Three Months Ended September 30, 2016
	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS
Non-Agency MBS
Coupon Yield (1)	5.63%	4.24%	5.28%	3.83%
Effective Yield Adjustment (2)	3.30	0.19	2.81	0.03
Net Yield	8.93%	4.43%	8.09%	3.86%

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

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at September 30, 2017 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total MBS
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$—	—%	$173	2.05%	$563,126	2.00%	$1,834,686	1.99%	$2,397,985	$2,404,220	1.99%
Freddie Mac	—	—	—	—	143,086	2.29	474,364	1.82	617,450	608,349	1.93
Ginnie Mae	—	—	—	—	100	2.32	6,550	2.13	6,650	6,735	2.13
Total Agency MBS	$—	—%	$173	2.05%	$706,312	2.06%	$2,315,600	1.95%	$3,022,085	$3,019,304	1.98%
Non-Agency MBS	$—	—	$306,082	3.98%	$53	1.16%	$2,957,091	7.74%	$3,263,226	$3,911,660	7.39%
Total MBS	$—	—%	$306,255	3.98%	$706,365	2.06%	$5,272,691	5.20%	$6,285,311	$6,930,964	4.79%

CRT Securities

At September 30, 2017, our CRT securities had an amortized cost of $612.7 million, a fair value of $653.6 million, a weighted average yield of 5.67% and a weighted average time to maturity of 9.4 years. At December 31, 2016, our CRT securities had an amortized cost of $382.7 million, a fair value of $404.9 million, a weighted average yield of 5.86% and weighted average time to maturity of 9.0 years.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loans held by consolidated trusts at September 30, 2017 and does not reflect estimates of prepayments or scheduled amortization. For residential whole loans held at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Residential Whole Loans, at Carrying Value	Residential Whole Loans, at Fair Value (1)
Amount due:
Within one year	$1,471	$7,981
After one year:
Over one to five years	4,002	12,577
Over five years	633,743	962,592
Total due after one year	$637,745	$975,169
Total residential whole loans	$639,216	$983,150

(1) Excludes approximately $120.4 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of September 30, 2017.

The following table presents at September 30, 2017, the dollar amount of our residential whole loans held at fair value, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Residential Whole Loans, at Fair Value (1)(2)
Interest rates:
Fixed	$561,122
Adjustable	414,047
Total	$975,169

(1)  Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of September 30, 2017.
(2) Excludes approximately $120.4 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of September 30, 2017.

Information is not presented for residential whole loans held at carrying value as income is recognized based on pools of assets with similar risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than on the contractual coupons of the underlying loans.

The following table presents additional information regarding our residential whole loans held at fair value at September 30, 2017 and December 31, 2016:

	Residential Whole Loans, at Fair Value
(Dollars in Thousands)	September 30, 2017	December 31, 2016
Loans 90 days or more past due (1):
Number of Loans	3,276	2,560
Aggregate Amount Outstanding	$690,924	$570,025

(1) Excludes loans which are 90 or more days past due at September 30, 2017 from the $120.4 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of September 30, 2017.

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

The table below summarizes our exposure to our counterparties at September 30, 2017, by country:

Country	Number of Counterparties	Repurchase Agreement Financing		Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland (3)	3	$1,216,558		$451,176	4.06%
France	2	633,669		164,412	1.48
United Kingdom	2	389,142		118,615	1.07
Holland	1	128,838		10,898	0.10
Total European	8	2,368,207		745,101	6.71%
Other Countries:
United States	14	$3,393,888		$822,352	7.41%
Canada (4)	3	546,052		138,114	1.24
Japan (5)	3	458,915		39,246	0.35
China (5)	1	412,410		13,115	0.12
South Korea	1	192,229		12,931	0.12
Total Other	22	5,003,494		1,025,758	9.24%
Total	30	$7,371,701	(6)	$1,770,859	15.95%

(1)
Represents for each counterparty the amount of cash and/or securities pledged as collateral less the aggregate of repurchase agreement financing and net interest receivable/payable on all such instruments.

(2)	Includes European-based counterparties as well as U.S.-domiciled subsidiaries of the European parent entity.

(3)	Includes London branch of one counterparty and Cayman Islands branch of the other counterparty.

(4)
Includes Canada-based counterparties as well as U.S.-domiciled subsidiaries of Canadian parent entities. In the case of one counterparty, also includes exposure of $411.4 million to Barbados-based affiliate of the Canadian parent entity.

(5)	Exposure is to U.S.-domiciled subsidiary of the Japanese or Chinese parent entity, as the case may be.

(6)	Includes $500.0 million of repurchase agreements entered into in connection with contemporaneous repurchase and reverse repurchase agreements with a single counterparty.

At September 30, 2017, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Current period estimated taxable income and items expected to impact future taxable income

We estimate that for the nine months ended September 30, 2017, our taxable income was approximately $250.9 million. Based on dividends paid or declared during the nine months ended September 30, 2017, we have undistributed taxable income of approximately $60.7 million, or $0.15 per share. We have until the filing of our 2017 tax return (due not later than October 15, 2018) to declare the distribution of any 2017 REIT taxable income not previously distributed.

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

Securitization transactions result in differences between GAAP net income and REIT Taxable Income

For tax purposes, depending on the transaction structure, a securitization and/or resecuritization transaction may be treated either as a sale or a financing of the underlying collateral.  Income recognized from securitization and resecuritization transactions will differ for tax and GAAP purposes.  For tax purposes, we own and may in the future acquire interests in securitization and/or resecuritization trusts, in which several of the classes of securities are or will be issued with Original Issue Discount (or OID).  As the holder of the retained interests in the trust, we generally will be required to include OID in our current gross interest income over the term of the applicable securities as the OID accrues.  The rate at which the OID is recognized into taxable income is calculated using a constant rate of yield to maturity, with realized losses impacting the amount of OID recognized in REIT taxable income once they are actually incurred.  For tax purposes, REIT taxable income may be recognized in excess of economic income (i.e., OID) or in advance of the corresponding cash flow from these assets, thereby effecting our dividend distribution requirement to stockholders. In addition, for securitization and/or resecuritization transactions that were treated as a sale of the underlying collateral for tax purposes, the unwind of any such transaction will likely result in a taxable gain or loss that is likely not recognized in GAAP net income since securitization and resecuritization transactions are typically accounted for as financing transactions for GAAP purposes. The tax basis of underlying residential whole loans or MBS re-acquired in connection with the unwind of such transactions becomes the fair market value of such assets at the time of the unwind.

Regulatory Developments

The U.S. Congress, Board of Governors of the Federal Reserve System, U.S. Treasury, Federal Deposit Insurance Corporation, SEC and other governmental and regulatory bodies have taken and continue to consider additional actions in response to the 2007-2008 financial crisis.  In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act) created a new regulator, an independent bureau housed within the Federal Reserve System and known as the Consumer Financial Protection Bureau (or the CFPB). The CFPB has broad authority over a wide range of consumer financial products and services, including mortgage lending.  One portion of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or Mortgage Reform Act), contains underwriting and servicing standards for the mortgage industry, restrictions on compensation for mortgage loan originators, and various other requirements related to mortgage origination.  In addition, the Dodd-Frank Act grants broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating Rating Agencies.

The Dodd-Frank Act requires that numerous regulations be issued, many of which (including those mentioned above regarding servicing, underwriting and mortgage loan originator compensation) have only recently been implemented and operationalized. As a result, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws or regulations that may be adopted in the future, will affect our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, the securitization industry, Swaps and other derivatives.  However, at a minimum, we believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

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

Results of Operations

Quarter Ended September 30, 2017 Compared to the Quarter Ended September 30, 2016

General

For the third quarter of 2017, we had net income available to our common stock and participating securities of $60.1 million, or $0.15 per basic and diluted common share, compared to net income available to common stock and participating securities of $79.3 million, or $0.21 per basic and diluted common share, for the third quarter of 2016. The decrease in net income available to common stock and participating securities, and the decrease of this item on a per share basis primarily reflects a decrease in our net interest income, primarily on our Agency and Non-Agency MBS portfolios and lower other income, driven primarily by unrealized losses on CRT securities accounted for at fair value, partially offset by gains on liquidation of certain residential whole loans accounted for at carrying value. In addition, operating and other expenses were higher primarily due to non-recurring expenses in relation to our contractual obligation to accelerate the vesting of certain share based awards and to make a death benefit payment to the estate of our former Chief Executive Officer.

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

For the third quarter of 2017, our net interest spread and margin were 2.02% and 2.54%, respectively, compared to a net interest spread and margin of 2.13% and 2.46%, respectively, for the third quarter of 2016. Our net interest income decreased by $8.7 million, or 13.5%, to $55.9 million from $64.5 million for the third quarter of 2016.  Current quarter net interest income from Agency MBS and Legacy Non-Agency MBS declined compared to the third quarter of 2016 by approximately $11.0 million, primarily due to lower average amounts invested in these securities and higher funding costs, partially offset by higher yields earned on these investments. In addition, net interest income on RPL/NPL MBS was $6.8 million lower compared to the third quarter of 2016 primarily due to lower average amounts invested in these securities and higher funding costs partially offset by higher yields earned on these securities. These decreases were partially offset by higher net interest income on MSR related assets, CRT securities and residential whole loans at carrying value of approximately $9.2 million compared to the third quarter of 2016, primarily due to higher average balances invested in these assets. In addition, net interest income also includes $4.6 million of interest expense associated with residential whole loans at fair value, reflecting a $1.3 million increase in borrowing costs related to these investments compared to the third quarter of 2016. Coupon interest income received from residential whole loans at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended September 30, 2017 and 2016.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended September 30,
	2017				2016
(Dollars in Thousands)	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Agency MBS (1)	$3,154,112		$15,533	1.97%	$4,143,523		$18,957	1.83%
Legacy Non-Agency MBS (1)	2,182,148		48,693	8.93	2,858,731		57,818	8.09
RPL/NPL MBS (1)	1,315,737		14,559	4.43	2,673,527		25,820	3.86
Total MBS	6,651,997		78,785	4.74	9,675,781		102,595	4.24
CRT securities (1)	604,322		8,676	5.74	294,704		3,983	5.41
MSR related assets (1)	454,354		7,194	6.33	—		—	—
Residential whole loans, at carrying value (2)	609,538		9,026	5.92	388,601		5,917	6.09
Cash and cash equivalents (3)	657,331		1,452	0.88	307,147		221	0.29
Total interest-earning assets	8,977,542		105,133	4.68	10,666,233		112,716	4.23
Total non-interest-earning assets (2)	2,487,953				2,146,677
Total assets	$11,465,495				$12,812,910

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements and other advances (4)	$7,022,913		$46,303	2.58%	$8,868,173		$46,158	2.04%
Securitized debt	139,276		962	2.70	—		—	—
Senior Notes	96,756		2,010	8.31	96,718		2,009	8.31
Total interest-bearing liabilities	7,258,945		49,275	2.66	8,964,891		48,167	2.10
Total non-interest-bearing liabilities	927,877				842,227
Total liabilities	8,186,822				9,807,118
Stockholders’ equity	3,278,673				3,005,792
Total liabilities and stockholders’ equity	$11,465,495				$12,812,910

Net interest income/net interest rate spread (5)			$55,858	2.02%			$64,549	2.13%
Net interest-earning assets/net interest margin (6)	$1,718,597			2.54%	$1,701,342			2.46%
Ratio of interest-earning assets to interest-bearing liabilities	1.24	x			1.19	x

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

	Three Months Ended September 30, 2017
	Compared to
	Three Months Ended September 30, 2016
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	(4,790)	1,366	(3,424)
Legacy Non-Agency MBS	(14,688)	5,563	(9,125)
RPL/NPL MBS	(14,616)	3,355	(11,261)
CRT securities	4,430	263	4,693
MSR related assets	7,194	—	7,194
Residential whole loans, at carrying value (1)	3,276	(167)	3,109
Cash and cash equivalents	437	794	1,231
Total net change in income from interest-earning assets	$(18,757)	$11,174	$(7,583)

Interest-bearing liabilities:
Agency repurchase agreements and FHLB advances	(3,498)	3,767	269
Legacy Non-Agency repurchase agreements	(3,396)	1,541	(1,855)
RPL/NPL MBS repurchase agreements	(7,199)	2,760	(4,439)
CRT securities repurchase agreements	1,242	316	1,558
MSR related assets repurchase agreements	2,408	—	2,408
Residential whole loan at carrying value repurchase agreements	605	457	1,062
Residential whole loan at fair value repurchase agreements	690	452	1,142
Securitized debt	962	—	962
Senior Notes	1	—	1
Total net change in expense of interest-bearing liabilities	$(8,185)	$9,293	$1,108
Net change in net interest income	$(10,572)	$1,881	$(8,691)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
September 30, 2017	2.02%	2.54%
June 30, 2017	2.10	2.58
March 31, 2017	2.27	2.63
December 31, 2016	2.12	2.46
September 30, 2016	2.13	2.46

(1)  Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)  Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS and Non-Agency MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)
September 30, 2017	1.97%	1.75%	0.22%	8.93%	3.26%	5.67%	4.43%	2.69%	1.74%	4.74%	2.41%	2.33%
June 30, 2017	1.96	1.57	0.39	8.85	3.28	5.57	4.18	2.46	1.72	4.68	2.29	2.39
March 31, 2017	1.98	1.49	0.49	8.90	3.05	5.85	3.87	2.27	1.60	4.58	2.15	2.43
December 31, 2016	1.92	1.41	0.51	8.24	3.01	5.23	3.86	2.14	1.72	4.35	2.07	2.28
September 30, 2016	1.83	1.28	0.55	8.09	2.98	5.11	3.86	2.05	1.81	4.24	1.96	2.28

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency cost of funding includes 44, 49, 60, 65 and 62 basis points and Legacy Non-Agency cost of funding includes 45, 58, 58, 69, and 74 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016 and September 30, 2016, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the third quarter of 2017 decreased by $3.4 million, or 18.1% to $15.5 million from $19.0 million for the third quarter of 2016.  This decrease primarily reflects a $989.4 million decrease in the average amortized cost of our Agency MBS portfolio to $3.2 billion for the third quarter of 2017 from $4.1 billion for the third quarter of 2016 partially offset by an increase in the net yield on our Agency MBS to 1.97% for the third quarter of 2017 from 1.83% for the third quarter of 2016. At the end of the third quarter of 2017, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the third quarter of 2016.  In addition, during the third quarter of 2017, our Agency MBS portfolio experienced a 16.2% CPR and we recognized $7.9 million of net premium amortization compared to a CPR of 16.7% and $10.3 million of net premium amortization for the third quarter of 2016. At September 30, 2017, we had net purchase premiums on our Agency MBS of $110.6 million, or 3.8% of current par value, compared to net purchase premiums of $135.1 million, or 3.8% of par value at December 31, 2016.

Interest income on our Non-Agency MBS decreased $20.4 million, or 24.4%, for the third quarter of 2017 to $63.3 million compared to $83.6 million for the third quarter of 2016. This decrease is primarily due to the decrease in the average amortized cost of our Non-Agency MBS portfolio of $2.0 billion or 36.8%, to $3.5 billion from $5.5 billion for the third quarter of 2016. This decrease more than offset the impact of the higher yields generated on our Legacy Non-Agency MBS portfolio, which were 8.93% for the third quarter of 2017 compared to 8.09% for the third quarter of 2016. The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the impact of the cash proceeds received during 2016 in connection with the settlement of litigation related to certain Countrywide and Citigroup sponsored residential mortgage backed securitization trusts and the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases. Our RPL/NPL MBS portfolio yielded 4.43% for the third quarter of 2017 compared to 3.86% for the third quarter of 2016. The increase in the net yield reflects an increase in the average coupon yield to 4.24% for the third quarter of 2017 from 3.83% for the third quarter of 2016 and higher accretion income recognized in the current quarter due to the impact of redemptions of certain securities that had been previously purchased at a discount.

During the third quarter of 2017, we recognized net purchase discount accretion of $18.6 million on our Non-Agency MBS, compared to $20.2 million for the third quarter of 2016.  At September 30, 2017, we had net purchase discounts of $835.8 million, including Credit Reserve and previously recognized OTTI of $593.1 million, on our Legacy Non-Agency MBS, or 28.7% of par value.  During the third quarter of 2017 we reallocated $14.8 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
September 30, 2017	2.98%	1.97%	16.2%	5.63%	8.93%	18.7%	4.24%	4.43%	26.2%
June 30, 2017	2.94	1.96	16.3	5.52	8.85	18.2	4.03	4.18	36.2
March 31, 2017	2.90	1.98	15.1	5.50	8.90	16.8	3.84	3.87	27.1
December 31, 2016	2.86	1.92	15.9	5.40	8.24	17.3	3.82	3.86	25.8
September 30, 2016	2.83	1.83	16.7	5.28	8.09	15.9	3.83	3.86	32.2

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

Interest Expense

Our interest expense for the third quarter of 2017 increased by $1.1 million, or 2.3%, to $49.3 million from $48.2 million for the third quarter of 2016.  This increase primarily reflects an increase in financing rates on our repurchase agreement financings, an increase in our average borrowings to finance residential whole loans, MSR related assets and CRT securities, which was partially offset by a decrease in our average repurchase agreement borrowings and other advances to finance Agency MBS and Non-Agency MBS. The effective interest rate paid on our borrowings increased to 2.66% for the quarter ended September 30, 2017 from 2.10% for the quarter ended September 30, 2016.

At September 30, 2017, we had repurchase agreement borrowings of $6.9 billion, of which $2.6 billion was hedged with Swaps.  At September 30, 2017, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 2.04% and extended 30 months on average with a maximum remaining term of approximately 71 months.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $5.3 million, or 29 basis points, for the third quarter of 2017, as compared to interest expense of $10.2 million, or 44 basis points, for the third quarter of 2016.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 2.04% for the quarter ended September 30, 2017 from 1.82% for the quarter ended and September 30, 2016.  The weighted average variable interest rate received on our Swaps increased to 1.23% for the quarter ended September 30, 2017 from 0.49% for the quarter ended September 30, 2016.  During the quarter ended September 30, 2017, we did not enter into any new Swaps and had no Swaps amortize and/or expire.

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

OTTI

We did not recognize any OTTI charges through earnings during the third quarter of 2017. During the third quarter of 2016, we recognized OTTI charges through earnings against certain of our Non-Agency MBS of $485,000. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows. At September 30, 2017, we had 386 Agency MBS with a gross unrealized loss of $32.9 million and 13 Non-Agency MBS with a gross unrealized loss of $390,000.  Impairments on Agency MBS in an unrealized loss position at September 30, 2017 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such securities, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in our analysis of expected cash flows for our Legacy Non-Agency MBS and any determination of the credit component of OTTI.

Other Income, net

For the third quarter of 2017, Other Income, net decreased by $4.8 million, or 14.2%, to $29.1 million compared to $33.9 million for the third quarter of 2016.  Other Income, net for the third quarter of 2017 primarily reflects a $18.7 million net gain recorded on residential whole loans held at fair value, $14.9 million of net gains realized on the sale of $44.5 million of Non-Agency MBS and U.S. Treasury securities primarily offset by $5.2 million of unrealized losses on CRT securities accounted for at fair value. Other Income, net for the third quarter of 2016 primarily reflects a $19.6 million net gain recorded on residential whole loans held at fair value, $7.7 million of unrealized gains on CRT securities accounted for at fair value and $7.1 million of gross gains realized on the sale of $13.2 million Non-Agency MBS.

Operating and Other Expense

For the third quarter of 2017, we had compensation and benefits and other general and administrative expenses of $15.0 million, or 1.83% of average equity, compared to $10.8 million, or 1.44% of average equity, for the third quarter of 2016.  Compensation and benefits expense increased $3.8 million to $10.9 million for the third quarter of 2017, compared to $7.1 million for the third quarter of 2016, which primarily reflects non-recurring expenses recorded in relation to our contractual obligation to accelerate the vesting of certain share based awards and to make a death benefit payment to the estate of our former Chief Executive Officer. Our other general and administrative expenses increased by $372,000 to $4.1 million for the quarter ended September 30, 2017 compared to $3.7 million for the quarter ended September 30, 2016 primarily due to higher professional services related costs.

Operating and Other Expense for the third quarter of 2017 also includes $6.2 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $2.0 million, primarily due to increases in non-recoverable advances on REO, increased loan servicing and modification fees and higher loan acquisition related expenses.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
September 30, 2017	2.10%	7.78%	28.60%	1.33	2.4	$7.70
June 30, 2017	2.63	10.01	27.59	1.00	2.5	7.76
March 31, 2017	2.42	10.19	24.95	1.00	2.9	7.66
December 31, 2016	2.18	9.52	24.19	1.11	3.1	7.62
September 30, 2016	2.47	11.05	23.46	0.95	3.1	7.64

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)
Represents the sum of borrowings under repurchase agreements, FHLB advances, securitized debt, payable for unsettled purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity.

(6)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

Nine Month Period Ended September 30, 2017 Compared to the Nine Month Period Ended September 30, 2016

General

For the nine months ended September 30, 2017, we had net income available to common stock and participating securities of $210.5 million, or $0.54 per basic and diluted common share, compared to net income available to common stock and participating securities of $228.8 million, or $0.61 per basic and diluted common share, for the nine months ended September 30, 2016. The decrease in net income available to common stock and participating securities, and the decrease of this item on a per share basis primarily reflects a decrease in our net interest income primarily on our Agency and Non-Agency MBS portfolios. This decrease was partially offset by higher other income, driven primarily by higher gains on sales of Legacy Non-Agency MBS, unrealized gains on CRT securities accounted for at fair value and gains on the liquidation of certain residential whole loans accounted for at carrying value. In addition, operating and other expenses where higher primarily due to non-recurring expenses in relation to our contractual obligation to accelerate the vesting of certain share based awards and to make a death benefit payment to the estate of our former Chief Executive Officer.

Net Interest Income

For the nine months ended September 30, 2017, our net interest spread and margin were 2.15% and 2.59%, respectively, compared to a net interest spread and margin of 2.16% and 2.49%, respectively, for the nine months ended September 30, 2016. Our net interest income decreased by $17.3 million, or 8.6%, to $183.9 million from $201.2 million for the nine months ended September 30, 2016.  For the nine months ended September 30, 2017, net interest income from Agency MBS and Legacy Non-Agency MBS declined compared to the nine months ended September 30, 2016, by approximately $27.3 million, primarily due to lower average amounts invested in these securities and higher funding costs, partially offset by higher yields earned on Legacy Non-Agency MBS. In addition, net interest income on RPL/NPL MBS was approximately $14.8 million lower compared to the nine months ended September 30, 2016 primarily due to lower average amounts invested in these securities and higher funding costs partially offset by higher yields earned on these securities. These decreases were partially offset by higher net interest income on MSR related assets, CRT securities, and residential whole loans at carrying value of approximately $25.4 million compared to the nine months ended September 30, 2016, primarily due to higher average amounts invested in these assets and higher yields earned on CRT securities. In addition, net interest income for the nine months ended September 30, 2017 also includes $13.2 million of interest expense associated with residential whole loans at fair value, reflecting a $2.9 million increase in borrowing costs related to these investments compared to the nine months ended September 30, 2016. Coupon interest income received from residential whole loans at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the nine months ended September 30, 2017 and 2016.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Nine Months Ended September 30,
	2017				2016
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$3,383,373		$50,014	1.97%	$4,389,672		$64,546	1.96%
Legacy Non-Agency MBS (1)	2,350,975		156,829	8.89	3,023,239		176,890	7.80
RPL/NPL MBS (1)	1,813,557		55,899	4.11	2,630,475		76,665	3.89
Total MBS	7,547,905		262,742	4.64	10,043,386		318,101	4.22
CRT securities (1)	520,585		22,898	5.86	243,776		9,897	5.41
MSR related assets (1)	376,811		17,833	6.31	—		—	—
Residential whole loans, at carrying value (2)	587,511		26,219	5.95	346,013		16,112	6.21
Cash and cash equivalents (3)	531,722		2,854	0.72	270,297		531	0.26
Total interest-earning assets	9,564,534		332,546	4.64	10,903,472		344,641	4.21
Total non-interest-earning assets (2)	2,207,939				2,007,033
Total assets	$11,772,473				$12,910,505

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements and other advances (4)	7,704,662		141,444	2.42	9,069,065		137,127	1.99
Securitized debt (5)	57,073		1,173	2.71	8,949		333	4.89
Senior Notes	96,746		6,029	8.31	96,709		6,027	8.31
Total interest-bearing liabilities	7,858,481		148,646	2.49	9,174,723		143,487	2.05
Total non-interest-bearing liabilities	734,181				799,438
Total liabilities	8,592,662				9,974,161
Stockholders’ equity	3,179,811				2,936,344
Total liabilities and stockholders’ equity	$11,772,473				$12,910,505

Net interest income/ net interest rate spread (6)			$183,900	2.15%			$201,154	2.16%
Net interest-earning assets/ net interest margin (7)	$1,706,053			2.59%	$1,728,749			2.49%
Ratio of interest-earning assets to interest-bearing liabilities	1.22	x			1.19	x

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

(5)
Securitized debt for the nine months ended September 30, 2017 reflects securitized debt from our loan securitization transaction in June 2017. Securitized debt for the nine months ended September 30, 2016 reflects securitized debt from our MBS resecuritization transaction in February 2012.

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

	Nine Months Ended September 30, 2017
	Compared to
	Nine Months Ended September 30, 2016
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(14,842)	$310	$(14,532)
Legacy Non-Agency MBS	(42,659)	22,598	(20,061)
RPL/NPL MBS	(24,970)	4,204	(20,766)
CRT securities	12,111	890	13,001
MSR related assets	17,833	—	17,833
Residential whole loans, at carrying value (1)	10,804	(697)	10,107
Cash and cash equivalents	833	1,490	2,323
Total net change in income from interest-earning assets	$(40,890)	$28,795	$(12,095)

Interest-bearing liabilities:
Agency repurchase agreements and FHLB advances	$(10,361)	$8,616	$(1,745)
Legacy Non-Agency repurchase agreements	(10,192)	4,965	(5,227)
RPL/NPL MBS repurchase agreements	(11,447)	5,434	(6,013)
CRT securities repurchase agreements	3,452	579	4,031
MSR related assets repurchase agreements	5,773	—	5,773
Residential whole loan at carrying value repurchase agreements	3,998	747	4,745
Residential whole loan at fair value repurchase agreements	2,071	682	2,753
Securitized debt	1,049	(209)	840
Senior Notes	2	—	2
Total net change in expense of interest-bearing liabilities	$(15,655)	$20,814	$5,159
Net change in net interest income	$(25,235)	$7,981	$(17,254)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS and Non-Agency MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Nine Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
September 30, 2017	1.97%	1.60%	0.37%	8.89%	3.19%	5.70%	4.11%	2.43%	1.68%	4.64%	2.27%	2.37%
September 30, 2016	1.96%	1.26%	0.70%	7.80%	2.89%	4.91%	3.89%	2.03%	1.86%	4.22%	1.91%	2.31%

(1) Reflects annualized interest income on MBS divided by average amortized cost of MBS.
(2) Reflects annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency cost of funding includes 51 and 63 basis points and Legacy Non-Agency cost of funding includes 54 and 69 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the nine months ended September 30, 2017 and 2016, respectively.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the nine months ended September 30, 2017 decreased by $14.5 million, or 22.5%, to $50.0 million from $64.5 million for the nine months ended September 30, 2016.  This change primarily reflects a $1.0 billion decrease in the average amortized cost of our Agency MBS portfolio to $3.4 billion for the nine months ended September 30, 2017 from $4.4 billion for the nine months ended September 30, 2016 partially offset by a slight increase in the net yield on our Agency MBS to 1.97% for the nine months ended September 30, 2017 from 1.96% for the nine months ended September 30, 2016.  At the end of the third quarter of 2017, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the third quarter of 2016.  However, during the nine months ended September 30, 2017, our Agency MBS portfolio experienced a 14.4% CPR and we recognized $24.6 million of net premium amortization compared to a CPR of 12.7% and $27.7 million of net premium amortization for the nine months ended September 30, 2016.  At September 30, 2017, we had net purchase premiums on our Agency MBS of $110.6 million, or 3.8% of current par value, compared to net purchase premiums of $135.1 million, or 3.8% of par value at December 31, 2016.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) decreased by $40.8 million, or 16.1%, for the nine months ended September 30, 2017 to $212.7 million compared to $253.6 million for the nine months ended September 30, 2016. This decrease is primarily due to the decrease in the average amortized cost of our Non-Agency MBS portfolio of $1.5 billion or 26.3%, to $4.2 billion from $5.7 billion for the nine months ended September 30, 2016.  This decrease more than offset the impact of the higher yields generated on our Legacy Non-Agency MBS portfolio, which were 8.89% for the nine months ended September 30, 2017 compared to 7.80% for the nine months ended September 30, 2016.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the impact of the cash proceeds received during 2016 in connection with the settlement of litigation related to certain Countrywide and Citigroup sponsored residential mortgage backed securitization trusts, the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and the impact of redemptions during 2017 of certain securities that had been previously purchased at a discount. Our RPL/NPL MBS portfolio yielded 4.11% for the nine months ended September 30, 2017 compared to 3.89% for the nine months ended September 30, 2016. The increase in the net yield reflects an increase in the average coupon yield to 4.01% for the nine months ended September 30, 2017 from 3.79% for the nine months ended September 30, 2016 and higher accretion income recognized in the current nine month period due to the impact of redemptions of certain securities that had been previously purchased at a discount.

During the nine months ended September 30, 2017, we recognized net purchase discount accretion of $60.5 million on our Non-Agency MBS, compared to $61.2 million for the nine months ended September 30, 2016.  At September 30, 2017, we had net purchase discounts of $835.8 million, including Credit Reserve and previously recognized OTTI of $593.1 million, on our Legacy Non-Agency MBS, or 28.7% of par value.  During the nine months ended September 30, 2017 we reallocated $33.8 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS and Non-Agency MBS and weighted average CPRs experienced for such MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Nine Months Ended	Coupon Yield (1)	Net Yield (2)	9 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	9 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	9 Month Average Bond CPR (4)
September 30, 2017	2.94%	1.97%	14.4%	5.55%	8.89%	16.3%	4.01%	4.11%	32.2%
September 30, 2016	2.80	1.96	12.7	5.19	7.80	13.7	3.79	3.89	26.9

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

Interest Expense

Our interest expense for the nine months ended September 30, 2017 increased by $5.2 million, or 3.6%, to $148.6 million, from $143.5 million for the nine months ended September 30, 2016.  This increase primarily reflects an increase in financing rates on our repurchase agreement financings, an increase in our average borrowings to finance residential whole loans, MSR related assets and CRT securities, which was partially offset by a decrease in our average repurchase agreement borrowings and other advances to finance Agency MBS and Non-Agency MBS. The effective interest rate paid on our borrowings increased to 2.49% for the nine months ended September 30, 2017, from 2.05% for the nine months ended September 30, 2016.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $19.6 million, or 33 basis points, for the nine months ended September 30, 2017, compared to interest expense of $31.3 million, or 45 basis points, for the nine months ended September 30, 2016.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 1.96% for the nine months ended September 30, 2017 from 1.82% for the nine months ended September 30, 2016.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 1.00% for the nine months ended September 30, 2017 from 0.45% for the nine months ended September 30, 2016.  During the nine months ended September 30, 2017, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $350.0 million and a weighted average fixed-pay rate of 0.58% amortize and/or expire.

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

OTTI

During the nine months ended September 30, 2017 and 2016, we recognized OTTI charges through earnings against certain of our Non-Agency MBS of $1.0 million and $485,000, respectively. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows.

Other Income, net

For the nine months ended September 30, 2017, Other Income, net increased by $10.4 million, or 12.4%, to $94.0 million compared to $83.6 million for the nine months ended September 30, 2016.  Other Income, net for the nine months ended September 30, 2017 primarily reflects a $48.7 million net gain recorded on residential whole loans held at fair value, $30.5 million of net gains realized on the sale of $222.1 million Non-Agency MBS and U.S. Treasury securities and $14.2 million of unrealized gains on CRT securities accounted for at fair value. Other Income, net for the nine months ended September 30, 2016 primarily reflects a net gain of $47.7 million on residential whole loans held at fair value, $26.1 million of gains realized on the sale of $65.1 million of Non-Agency MBS and $11.1 million of unrealized gains on CRT securities accounted for at fair value.

Operating and Other Expense

During the nine months ended September 30, 2017, we had compensation and benefits and other general and administrative expenses of $40.3 million, or 1.69% of average equity, compared to $34.0 million, or 1.54% of average equity, for the nine months ended September 30, 2016.  Compensation and benefits expense increased $4.8 million to $26.3 million for the nine months ended September 30, 2017, compared to $21.5 million for the nine months ended September 30, 2016, which primarily reflects non-recurring expenses recorded in relation to our contractual obligation to accelerate the vesting of certain share based awards and to make a death benefit payment to the estate of our former Chief Executive Officer. Our other general and administrative expenses increased by $1.6 million to $14.1 million for the nine months ended September 30, 2017 compared to $12.5 million for the nine months ended September 30, 2016, primarily due to higher costs associated with the loan securitization transaction completed during the second quarter of 2017 and other structured financing transactions, higher costs related to stock-based compensation awards to Directors and higher professional services related costs.

Operating and Other Expense during the nine months ended September 30, 2017 also includes $14.8 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $4.5 million, primarily due to increases in non-recoverable advances on REO, increased loan servicing and modification fees and higher loan acquisition related expenses, which were partially offset by a decrease in the provision for loan losses recognized for the nine month period.

 Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Nine Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
September 30, 2017	2.38%	9.30%	27.01%	1.11	2.4	$7.70
September 30, 2016	2.36	10.90	22.74	0.98	3.1	7.64

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

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

Recent Accounting Standards to be Adopted in Future Periods

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (or ASU 2017-12). The amendments in this ASU expand an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. ASU 2017-12 also simplifies certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU 2017-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted in any interim period or fiscal year before the effective date. An entity should apply the amendments of this ASU to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements of ASU 2017-12 should be applied prospectively. In addition, certain transition elections may be made by an entity upon adoption to allow for existing hedging relationships to transition to the newly allowable alternatives within this ASU. We are currently evaluating our adoption timing and the effect that ASU 2017-12 will have on our consolidated financial statements and related disclosures.

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

ASU 2016-13 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The amendments in this ASU are required to be applied by recording a cumulative-effect adjustment to equity as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. Based on our initial evaluation of the amendments in this ASU, we anticipate being required to make changes to the way we account for credit impairment losses on our available-for-sale debt securities. Under our current accounting, credit impairment losses are generally required to be recorded as OTTI, which directly reduce the carrying amount of impaired securities, and are recorded in earnings and are not reversed if expected cash flows subsequently recover. Under the new guidance, credit impairments on such securities will be recorded as an allowance for credit losses that are also recorded in earnings, but the allowance can be reversed through earnings in a subsequent period if expected cash flows subsequently recover. In addition, we expect that the new guidance will also result in changes to the accounting and presentation of our residential whole loans held at carrying value. We currently anticipate that upon adoption, the guidance will result in an increase in the gross carrying amount of our residential whole loans at carrying value by the amount of the allowance for loan losses calculated under the new guidance. Thereafter, changes in the expected cash flows of such assets are expected to result in the recognition (or reversal) of an allowance for loan losses that will impact earnings. We will continue to monitor and evaluate the potential effects that ASU 2016-13 will have on our consolidated financial statements and related disclosures.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (or ASU 2016-02). The amendments in this ASU establish a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company’s significant lease contracts are discussed in Note 11(a) of the accompanying consolidated financial statements. While we continue to evaluate the potential impact that adoption of ASU 2016-02 will have on our financial reporting, given the relatively limited nature and extent of lease financing transactions that we have entered into, we do not expect that the adoption of ASU 2016-02 will have a significant impact on our financial position or financial statement disclosures.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (or ASU 2014-09).  The ASU requires an entity to recognize revenue in an amount that reflects the consideration to which it expects to be entitled for the transfer of promised goods or services to customers.  ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 originally would have been effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. On April 29, 2015, the FASB proposed a one-year deferral of the effective date for ASU 2014-09. On July 9, 2015 the FASB affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB would also permit entities to adopt the standard early, but not before the original public entity effective date. Based on our initial evaluation of this ASU, we do not expect its adoption will have a material impact on our financial position or financial statement disclosures as the majority of the Company’s revenues are generated by financial instruments that are explicitly scoped out of this ASU. We will continue to monitor overall industry efforts to implement this ASU, including evaluating recent implementation questions and practice issues that may impact our business. As this monitoring effort continues, we will continue to assess potential impacts to our financial reporting procedures and controls (if any) as well as any impact on our financial position or financial statement disclosures.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at September 30, 2017, we had 13.0 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the nine months ended September 30, 2017, we issued 1,516,307 shares of common stock through our DRSPP, raising net proceeds of approximately $12.2 million.

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at September 30, 2017 and December 31, 2016:

At September 30, 2017	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.62%	3.00%	5.00%
Legacy Non-Agency MBS	22.40	15.00	35.00
RPL/NPL MBS	21.58	20.00	27.50
U.S. Treasury securities	1.39	1.00	2.00
CRT securities	22.05	15.00	25.00
MSR related assets	33.76	30.00	50.00
Residential whole loans	28.35	20.00	35.00

At December 31, 2016	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.67%	3.00%	6.00%
Legacy Non-Agency MBS	24.01	15.00	60.00
RPL/NPL MBS	20.98	15.00	30.00
U.S. Treasury securities	1.60	1.00	2.00
CRT securities	23.22	20.00	25.00
MSR related assets	41.40	35.00	50.00
Residential whole loans	25.03	20.00	35.00

During the first nine months of 2017, the weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have remained fairly consistent compared to the end of 2016. Weighted average haircuts have decreased on MSR related assets, Legacy Non-Agency MBS and CRT securities and have increased on Residential whole loans and RPL/NPL MBS.

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

At September 30, 2017, we had a total of $8.5 billion of MBS, U.S. Treasury securities, CRT securities, residential whole loans and MSR related assets and $15.4 million of restricted cash pledged against our repurchase agreements and Swaps. At September 30, 2017, we have access to various sources of liquidity which we estimate exceeds $1.2 billion. This includes (i) $608.2 million of cash and cash equivalents; (ii) $186.0 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $363.4 million in estimated financing available from unpledged Non-Agency MBS. Our sources of liquidity do not include restricted cash.

The table below presents certain information about our borrowings under repurchase agreements and other advances, and securitized debt:

	Repurchase Agreements and Other Advances			Securitized Debt (1)
Quarter Ended (2)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
September 30, 2017	$7,022,913	$6,871,443	$7,023,702	$139,276	$137,327	$141,088
June 30, 2017	7,612,393	7,040,844	7,763,860	30,414	143,698	143,698
March 31, 2017	8,494,853	8,137,102	8,564,493	—	—	—
December 31, 2016	8,684,803	8,687,268	8,815,846	—	—	—
September 30, 2016	8,868,173	8,697,756	8,917,550	—	—	—

(1) Reflects securitized debt from our loan securitization transaction in June 2017
(2)  The information presented in the table above excludes Senior Notes issued in April 2012. The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.

 Cash Flows and Liquidity for the Nine Months Ended September 30, 2017

Our cash and cash equivalents increased by $348.1 million during the nine months ended September 30, 2017, reflecting:  $1.9 billion provided by our investing activities, primarily from payments on our MBS; $119.0 million provided by our operating activities; and $1.7 billion used in our financing activities.

At September 30, 2017, our debt-to-equity multiple was 2.4 times compared to 3.1 times at December 31, 2016. At September 30, 2017, we had borrowings under repurchase agreements of $6.9 billion with 31 counterparties, of which $2.7 billion were secured by Agency MBS, $1.4 billion were secured by Legacy Non-Agency MBS, $798.5 million were secured by RPL/NPL MBS, $474.7 million were secured by U.S. Treasuries, $413.2 million were secured by CRT securities, $268.8 million were secured by MSR related assets and $883.4 million were secured by residential whole loans.  We continue to have available capacity under our repurchase agreement credit lines.  In addition, at September 30, 2017, we had securitized debt of $137.3 million in connection with our loan securitization transaction in June 2017. At December 31, 2016, we had borrowings under repurchase agreements of $8.5 billion with 31 counterparties, of which $3.1 billion were secured by Agency MBS, $1.7 billion were secured by Legacy Non-Agency MBS, $1.9 billion were secured by RPL/NPL MBS, $504.6 million were secured by U.S. Treasuries, $271.2 million were secured by CRT securities, $135.1 million were secured by MSR related assets and $832.1 million were secured by residential whole loans. In addition, at December 31, 2016, we had $215.0 million in outstanding FHLB advances, secured by Agency MBS, all of which were repaid in January 2017.

During the nine months ended September 30, 2017, $1.9 billion was provided through our investing activities.  We received cash of $3.4 billion from prepayments and scheduled amortization on our MBS, CRT securities and MSR related assets, of which $675.6 million was attributable to Agency MBS, $2.6 billion was from Non-Agency MBS and $12.1 million was from CRT securities and $140.1 million was attributable to MSR related assets.  We purchased $718.9 million of Non-Agency MBS, $238.8 million of CRT securities, $325.4 million of MSR related assets and $3.2 million of Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In addition, during the nine months ended September 30, 2017 we sold certain of our Non-Agency MBS and U.S. Treasury securities for $222.1 million, realizing net gains of $30.5 million.

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

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
September 30, 2017	$83,513	$—	$83,513	$53,499	$(30,014)
June 30, 2017	106,432	500	106,932	75,996	(30,936)
March 31, 2017	150,264	1,500	151,764	246,168	94,404
December 31, 2016	337,694	8,000	345,694	357,163	11,469
September 30, 2016	343,351	28,700	372,051	343,139	(28,912)

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through September 30, 2017.

During the nine months ended September 30, 2017, we paid $229.0 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $11.3 million on our preferred stock. On September 14, 2017, we declared our third quarter 2017 dividend on our common stock of $0.20 per share; on October 31, 2017, we paid this dividend, which totaled approximately $79.6 million, including dividend equivalents of approximately $205,000.

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

The majority of our RPL/NPL MBS deal structures contain a contractual coupon step-up feature where the coupon increases up to 300 basis points if the bond is not redeemed by the issuer at 36 months or sooner. Therefore, we believe their fair value exhibits little sensitivity to changes in interest rates. We estimate the duration of these securities using management’s assumptions.

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

At September 30, 2017, MFA’s $5.7 billion of Agency MBS and Legacy Non-Agency MBS were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
Time to Reset	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
(Dollars in Thousands)
< 2 years (5)	$1,597,666	8	20.4%	$1,845,110	5	19.0%	$3,442,776	6	19.6%
2-5 years	144,494	46	12.0	—	—	—	144,494	46	12.0
> 5 years	60,033	67	12.8	—	—	—	60,033	67	12.8
ARM-MBS Total	$1,802,193	13	19.5%	$1,845,110	5	19.0%	$3,647,303	9	19.2%
15-year fixed (6)	$1,216,047		11.4%	$3,250		12.9%	$1,219,297		11.4%
30-year fixed (6)	—		—	830,457		18.3	830,457		18.3
40-year fixed (6)	—		—	37,910		15.1	37,910		15.1
Fixed-Rate Total	$1,216,047		11.4%	$871,617		18.1%	$2,087,664		14.4%
MBS Total	$3,018,240		16.2%	$2,716,727		18.7%	$5,734,967		17.5%

(1)	Excludes $1.2 billion of RPL/NPL MBS. Refer to table below for further information.

(2)	Does not include principal payments receivable of $1.1 million.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic and/or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	3 month average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating-rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at September 30, 2017:

	Fair Value	Net Coupon	Months to Step-Up (1)	3 Month Average Bond CPR (2)
(Dollars in Thousands)
Re-Performing loans	$84,012	3.65%	32	43.0%
Non-Performing loans	1,110,920	4.25	21	22.6
Total RPL/NPL MBS	$1,194,932	4.21%	22	26.2%

(1)
Months to step-up is the weighted average number of months remaining before the coupon interest rate increases pursuant to the first coupon reset. We anticipate that the securities will be redeemed prior to the step-up date.

(2)	All principal payments are considered to be prepayments for CPR purposes.

At September 30, 2017, our CRT securities and MSR related assets had a fair value of $653.6 million and $411.8 million, respectively, and their coupons reset monthly based on one-month LIBOR.

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at September 30, 2017.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at September 30, 2017.

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$10,411,914	$27,911	$10,439,825	$(85,728)	(3.08)%	(0.81)%
+ 50 Basis Point Increase	$10,485,268	$(1,070)	$10,484,198	$(41,355)	(1.80)%	(0.39)%
Actual at September 30, 2017	$10,555,603	$(30,050)	$10,525,553	$—	—	—
- 50 Basis Point Decrease	$10,622,921	$(59,030)	$10,563,891	$38,338	(1.41)%	0.36%
-100 Basis Point Decrease	$10,687,220	$(88,011)	$10,599,209	$73,656	(1.68)%	0.70%

(1)	Such assets include MBS and CRT securities, residential whole loans and REO, MSR related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2017.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At September 30, 2017, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At September 30, 2017, the impact on portfolio value was approximated using estimated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.76 which is the weighted average of 1.68 for our Agency MBS, 1.28 for our Non-Agency investments, (2.30) for our Swaps, and 0.05 for Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.11), which is the weighted average of (0.40) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS, and zero for Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Credit Risk

Although we do not believe that we are exposed to credit risk in our Agency MBS portfolio, we are exposed to credit risk through our credit-sensitive residential mortgage investments, in particular Legacy Non-Agency MBS and residential whole loans and to a lesser extent our investments in RPL/NPL MBS, CRT securities and MSR related assets. Our exposure to credit risk from our credit sensitive investments is discussed in more detail below:

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

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics of the mortgage loans underlying our Legacy Non-Agency MBS.  The following table presents certain information about our Legacy Non-Agency MBS portfolio at September 30, 2017.  Information presented with respect to the weighted average FICO scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, do not reflect the impact of the general changes in home prices or changes in borrowers’ credit scores or the current use of the mortgaged properties.

The information in the table below is presented as of September 30, 2017:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	84	65	90	29	57	61	386
MBS current face (3)	$776,217	$505,156	$580,846	$171,088	$446,942	$428,426	$2,908,675
Total purchase discounts, net (3)	$(229,043)	$(143,950)	$(107,878)	$(56,606)	$(169,151)	$(129,206)	$(835,834)
Purchase discount designated as Credit Reserve and OTTI (3)(4)	$(145,118)	$(74,508)	$(57,820)	$(46,116)	$(165,468)	$(104,104)	$(593,134)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	18.7%	14.7%	10.0%	27.0%	37.0%	24.3%	20.4%
MBS amortized cost (3)	$547,174	$361,206	$472,968	$114,482	$277,791	$299,220	$2,072,841
MBS fair value (3)	$729,689	$472,395	$562,202	$157,543	$393,568	$401,330	$2,716,727
Weighted average fair value to current face	94.0%	93.5%	96.8%	92.1%	88.1%	93.7%	93.4%
Weighted average coupon (5)	3.97%	3.45%	3.69%	4.93%	4.97%	4.74%	4.15%
Weighted average loan age (months) (5)(6)	126	135	149	131	137	148	137
Weighted average current loan size (5)(6)	$503	$491	$300	$345	$249	$236	$373
Percentage amortizing (7)	99%	100%	100%	99%	99%	100%	100%
Weighted average FICO score at origination (5)(8)	729	729	726	705	702	703	719
Owner-occupied loans	90.7%	90.9%	86.5%	84.8%	86.3%	84.4%	88.0%
Rate-term refinancings	29.8%	21.8%	14.9%	22.3%	15.7%	14.4%	20.5%
Cash-out refinancings	35.2%	35.2%	27.7%	44.5%	44.4%	39.5%	36.3%
3 Month CPR (6)	23.0%	17.8%	20.2%	16.5%	16.7%	17.6%	19.4%
3 Month CRR (6)(9)	19.5%	15.1%	17.3%	13.9%	12.6%	14.5%	16.2%
3 Month CDR (6)(9)	4.5%	3.3%	3.5%	3.3%	5.5%	4.0%	4.1%
3 Month loss severity	61.5%	41.6%	45.8%	51.9%	55.8%	54.2%	53.4%
60+ days delinquent (8)	11.5%	11.4%	8.5%	15.1%	15.1%	12.8%	11.8%
Percentage of always current borrowers (Lifetime) (10)	32.6%	32.3%	39.8%	27.2%	23.4%	28.2%	31.6%
Percentage of always current borrowers (12M) (11)	76.4%	76.9%	79.3%	69.2%	68.2%	70.4%	74.5%
Weighted average credit enhancement (8)(12)	0.2%	0.2%	4.7%	0.0%	1.3%	2.8%	1.6%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

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

(3)
Excludes Non-Agency MBS issued since 2012 in which the underlying collateral consists of RPL/NPL MBS. These Non-Agency MBS have a current face of $1.2 billion, amortized cost of $1.2 billion, fair value of $1.2 billion and purchase discounts of $2.0 million at September 30, 2017.

(4)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)	Weighted average is based on MBS current face at September 30, 2017.

(6)	Information provided is based on loans for individual groups owned by us.

(7)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(8)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(9)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(11)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

(12)
Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations by state of the mortgages collateralizing our Legacy Non-Agency MBS at September 30, 2017:

Property Location	Percent of Unpaid Principal Balance
California	42.9%
Florida	7.8%
New York	6.5%
New Jersey	4.0%
Virginia	3.9%

RPL/NPL MBS

These securities are backed by re-performing and non-performing loans, were purchased primarily through new issue at prices at or around par and represent the senior tranches of the related securitizations. The majority of these securities are structured with significant credit enhancement (typically approximately 50%) and the subordinate tranches absorb all credit losses (until those tranches are extinguished) and typically receive no cash flow (interest or principal) until the senior tranche is paid off. Prior to purchase, we analyze the deal structure in order to assess the associated credit risk. Subsequent to purchase, the ongoing credit risk associated with the deal is evaluated by analyzing the extent to which actual credit losses occur that result in a reduction in the amount of subordination enjoyed by our bond.

CRT Securities

We are exposed to potential credit losses from our investments in CRT securities issued by Fannie Mae and Freddie Mac. While CRT securities are debt obligations of these GSEs, payment of principal on these securities is not guaranteed. As an investor in a CRT security, we may incur a loss if the loans in the associated reference pool experience delinquencies exceeding specified thresholds or other specified credit events occur. We assess the credit risk associated with our investments in CRT securities by assessing the current performance of the loans in the associated reference pool.

MSR Related Assets

Term Notes

We have invested in certain term notes that are issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered by us to be largely dependent on the cash flows generated by the underlying MSRs as this impacts the cash flows available to the SPV that issued the term notes. Credit risk borne by the holders of the term notes is also mitigated by structural credit support in the form of over-collateralization. In addition, credit support is also provided by a corporate guarantee from the ultimate parent or sponsor of the SPV that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the underlying MSRs be insufficient.
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

The following table presents the five largest geographic concentrations by state of our credit sensitive residential whole loan portfolio at September 30, 2017:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance (1)
California	20.7%
New York	15.0%
Florida	8.6%
New Jersey	7.1%
Maryland	5.0%

(1) Excludes approximately $120.4 million of residential whole loans for which the closing of the purchase transaction had not occurred as of September 30, 2017.

Liquidity Risk

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  We pledge residential mortgage assets and cash to secure our repurchase agreements and Swaps.  At September 30, 2017, we had access to various sources of liquidity which we estimate to be in excess of $1.2 billion, an amount which includes: (i) $608.2 million of cash and cash equivalents, (ii) $186.0 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that are currently pledged in excess of contractual requirements, and (iii) $363.4 million in estimated financing available from currently unpledged Non-Agency MBS.  Our sources of liquidity do not include restricted cash. Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position.  Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. As such, we cannot assure you that we will always be able to roll over our repurchase agreement financings and other advances.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

Prepayment Risk

Premiums arise when we acquire an MBS at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value).  Conversely, discounts arise when we acquire an MBS at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Premiums paid on our MBS are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums, which are primarily carried on our Agency MBS and certain CRT securities, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the IRR/interest income earned on these assets.  Generally, if prepayments on Non-Agency MBS and residential whole loans purchased at significant discounts and not accounted for at fair value are less than anticipated, we expect that the income recognized on these assets will be reduced and impairments and/or loan loss reserves may result.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2017, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2017. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company engaged in no share repurchase activity during the third quarter of 2017 pursuant to the Repurchase Program.  The Company did, however, withhold restricted shares (under the terms of grants under our Equity Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.  The following table presents information with respect to (i) such withheld restricted shares and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month		Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
July 1-31, 2017:
Repurchase Program	(2)	—	$—	—	6,616,355
Employee Transactions	(3)	552	8.53	N/A	N/A
August 1-31, 2017:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	3,676	8.79	N/A	N/A
September 1-30, 2017:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	140,195	$8.77	N/A	N/A
Total Repurchase Program	(2)	—	$—	—	6,616,355
Total Employee Transactions	(3)	144,423	$8.77	N/A	N/A

(1)  Includes brokerage commissions.
(2)  As of September 30, 2017, the Company had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.
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

Date: November 2, 2017	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
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