Form 10-K
period 2017-12-31
MFA FINANCIAL, INC.
filed 2018-02-15
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2017

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

On June 30, 2017, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3.3 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 8, 2018, the registrant had a total of 398,423,464 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on or about May 23, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

In this Annual Report on Form 10-K, references to “we,” “us,” “our” or “the Company” refer to MFA Financial, Inc. and its subsidiaries unless specifically stated otherwise or the context otherwise indicates.  The following defines certain of the commonly used terms in this Annual Report on Form 10-K:  MBS generally refers to mortgage-backed securities secured by pools of residential mortgage loans; Agency MBS refers to MBS that are issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”); Non-Agency MBS refers to MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation and include (i) Legacy Non-Agency MBS, which are Non-Agency MBS issued prior to 2008, and (ii) RPL/NPL MBS, which refers to MBS backed by securitized re-performing and non-performing loans and are structured with a contractual coupon step-up feature where the coupon increases up to 300 basis points at 36 months from issuance or sooner. Hybrids refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refer to adjustable-rate mortgage loans and to Hybrids that are past their fixed-rate period, both of which typically have interest rates that adjust annually to an increment over a specified interest rate index; CRT securities refer to credit risk transfer securities which are debt obligations issued by Fannie Mae and Freddie Mac; and MSRs refer to mortgage servicing rights with respect to residential loans.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market (i.e., fair) value of our MBS, residential whole loans, CRT securities and other assets; changes in the prepayment rates on the mortgage loans securing our MBS, an increase of which could result in a reduction of the yield on MBS in our portfolio and an increase of which could require us to reinvest the proceeds received by us as a result of such prepayments in MBS with lower coupons; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans securing our Non-Agency MBS and relating to our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on Non-Agency MBS and residential whole loans and the extent of prepayments, realized losses and changes in the composition of our Agency MBS, Non-Agency MBS and residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modification foreclosure and liquidation; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to successfully implement our strategy to grow our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; expected returns on our investments in nonperforming loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; risks associated with our investments in MSR related assets, including servicing, regulatory and economic risks, and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  (See Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K)

PART I

Item 1.  Business.

GENERAL

We are primarily engaged in the real estate finance business. We engage in our business through subsidiaries that invest, on a leveraged basis, in residential mortgage assets, including Non-Agency MBS, Agency MBS, residential whole loans, CRT securities and MSR related assets.  Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

We were incorporated in Maryland on July 24, 1997, and began operations on April 10, 1998.  We have elected to be treated as a real estate investment trust (or REIT) for U.S. federal income tax purposes.  In order to maintain our qualification as a REIT, we must comply with a number of requirements under federal tax law, including that we must distribute at least 90% of our annual REIT taxable income to our stockholders. We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (or TRS). In general, a TRS may hold assets and engage in activities that a REIT or qualified REIT subsidiary (or QRS) may not hold or engage in directly and generally may engage in any real estate or non-real estate related business.

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

INVESTMENT STRATEGY

As stated above, we primarily invest through subsidiaries in Non-Agency MBS, Agency MBS, residential whole loans, CRT securities and MSR related assets.

Our Non-Agency MBS portfolio primarily consists of (i) Legacy Non-Agency MBS and (ii) RPL/NPL MBS. In addition to Non-Agency MBS investments, we invest in re-performing and non-performing residential whole loans through our consolidated trusts. Our strategy of combining investments in Agency MBS, Non-Agency MBS and residential whole loans is designed to generate attractive returns with less overall sensitivity to changes in the yield curve, the general level of interest rates and prepayments. The investment landscape is challenging, as market pricing for all asset classes remains high, thereby making it difficult to purchase assets at attractive risk/reward levels. In addition, unlike Agency MBS, certain of our other asset classes are not always available for purchase, as sellers offer these investments from time to time as opposed to more liquid markets which feature active buyers and sellers at nearly all times. We expect that our purchase focus will be primarily on additional residential mortgage assets, including residential whole loans.

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

Our RPL/NPL MBS were purchased primarily at prices around par and represent the senior and mezzanine tranches of the related securitizations. The majority of these securities are structured with significant credit enhancement (typically approximately 50%) and the subordinate tranches absorb all credit losses (until those tranches are extinguished) and typically receive no cash flow (interest or principal) until the senior tranche is paid off. Prior to purchase, we analyze the deal structure in order to assess the associated credit risk. Subsequent to purchase, the ongoing credit risk associated with the deal is evaluated by analyzing the extent to which actual credit losses occur that result in a reduction in the amount of subordination enjoyed by our bond. Based on the recent performance of the collateral underlying our RPL/NPL MBS and current subordination levels, we do not believe that we are currently exposed to significant risk of credit loss on these investments. In addition, the structures of these investments contain a contractual coupon step-up feature, where the coupon increases up to 300 basis points at 36 months or sooner. We expect that the combination of the priority cash flow of the senior tranche and the 36-month step-up will result in these securities’ exhibiting short average lives and, accordingly, reduced interest rate sensitivity. Consequently, we believe that RPL/NPL MBS provide attractive returns given our assessment of the interest rate and credit risks associated with these securities.

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

During 2017, we continued to invest in more credit sensitive, less interest rate sensitive residential whole loans, which we acquired through interests in certain trusts established to acquire the loans, that are consolidated on our balance sheet for financial reporting purposes. We expect this trend to continue during 2018. To date, we have focused primarily on purchasing packages of both re-performing and non-performing whole loans. Re-performing loans are typically characterized by borrowers who have experienced payment delinquencies in the past and the amount owed on the mortgage loan may exceed the value of the property pledged as collateral. The majority of these loans are purchased at purchase prices that are discounted (often substantially so) to the contractual loan balance to reflect the impaired credit history of the borrower, the loan-to-value (or LTV) of the loan and the coupon. Non-performing loans are typically characterized by borrowers who have defaulted on their obligations and/or have payment delinquencies of 60 days or more at the time we acquire the loan. The majority of these loans are also purchased at purchase prices that are discounted (often substantially so) to the contractual loan balance that reflects primarily the non-performing nature of the loan. Typically, this purchase price is a discount to the expected value of the collateral securing the loan, such value to be realized after foreclosure and liquidation of the property. The majority of the residential whole loans were purchased on a servicing-released basis (i.e., the sellers of such loans transferred the right to service the loans as part of the sale). Because we do not directly service any loans, we have contracted with loan servicing companies with specific expertise in working with delinquent borrowers in an effort to cure delinquencies through, among other things, loan modification and third-party refinancing. To the extent these efforts are successful, we believe our investments in residential whole loans will yield attractive returns. In addition, to the extent that it is not possible to achieve a successful outcome for a particular borrower and the real property collateral must be foreclosed on and liquidated, we believe that the discounted purchase price at which the asset was acquired provides us with a level of protection against financial loss. Given the increase in the size of our residential whole loan investments and our ongoing focus on this asset class, we expect that balances of real estate owned (or REO) property to increase in the short- to medium-term.
During the past several years, we have also invested in CRT securities. CRT securities are debt obligations issued by Fannie Mae and Freddie Mac. The payments of principal and interest on the CRT securities are paid by Fannie Mae or Freddie Mac, as the case may be, on a monthly basis and are dependent on the performance of loans in a reference pool of Agency MBS securitized by the issuing entity. As an investor in a CRT security, we may incur a loss if losses on the mortgage loans in the reference pool exceed the credit enhancement on the underlying CRT security owned by us. We assess the credit risk associated with CRT securities by assessing the current and expected future performance of the associated reference pool. We pledge a portion of our CRT securities as collateral against our borrowings under repurchase agreements.
Although we do not own or otherwise invest directly in MSRs, we have made investments in MSR related assets, which are financial instruments whose cash flows are considered to be largely dependent on cash flows generated by underlying MSRs that either directly or indirectly act as collateral for the investment. Credit risk on these investments is mitigated by structural credit support in the form of over-collateralization as well as a corporate guarantee from the ultimate parent or sponsor of the MSR related asset that is intended to provide for payment of interest and principal to the holders of the investments should cash flows generated by the underlying MSRs be insufficient.
FINANCING STRATEGY

Our financing strategy is designed to increase the size of our investment portfolio by borrowing against a substantial portion of the market value of the assets in our portfolio.  We primarily use repurchase agreements to finance our holdings of residential mortgage assets.  We enter into interest rate derivatives to hedge the interest rate risk associated with a portion of our repurchase agreement borrowings.  Going forward, in connection with our current and any future investment in residential whole loans, our financing strategy may include the use of additional loan securitization transactions or the use of other forms of structured financing.

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

In order to reduce our exposure to counterparty-related risk, we generally seek to enter into repurchase agreements and other financing arrangements, and derivatives, with a diversified group of financial institutions.  At December 31, 2017, we had outstanding balances under repurchase agreements with 31 separate lenders.

In addition to repurchase agreements and 8% Senior Notes due 2042 (or Senior Notes), we may also use other sources of funding in the future to finance our residential mortgage assets, including, but not limited to, other types of collateralized borrowings, loan agreements, lines of credit or the issuance of debt and/or equity securities.

COMPETITION

We operate in the mortgage REIT industry.  We believe that our principal competitors in the business of acquiring and holding residential mortgage assets of the types in which we invest are financial institutions, such as banks, savings and loan institutions, specialty finance companies, insurance companies, institutional investors, including mutual funds and pension funds, hedge funds and other mortgage REITs, as well as the U.S. Federal Reserve as part of its monetary policy activities.  Some of these entities may not be subject to the same regulatory constraints (i.e., REIT compliance or maintaining an exemption under the Investment Company Act) as we are.  In addition, many of these entities have greater financial resources and access to capital than we have.  The existence of these entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of residential mortgage assets, resulting in higher prices and lower yields on such assets.

EMPLOYEES

At December 31, 2017, we had 54 full-time and one part-time employee.  We believe that our relationship with our employees is good.  None of our employees is unionized or represented under a collective bargaining agreement.

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

We may change our investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders.  A change in our investment strategy may increase our exposure to interest rate risk, credit risk, default risk and/or real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our making investments in asset categories different from our historical investments.  For example, in recent years, we have made new investments principally in credit sensitive assets such as residential whole loans, RPL/NPL MBS, CRT securities and MSR related assets, while we have let our investments in more interest-rate sensitive assets, such as Agency MBS, run-off. We expect this trend to continue in the near, and possibly the long, term. These changes could materially adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or make distributions.

Credit and Other Risks Related to Our Investments

Our investments in Non-Agency MBS (including RPL/NPL MBS) involve credit risk, which could materially adversely affect our results of operations.

The holder of a mortgage or MBS assumes the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest.  Under our investment policy, we have the ability to acquire Non-Agency MBS, residential whole loans and other investment assets of lower credit quality.  In general, our portfolios of Legacy Non-Agency MBS and RPL/NPL MBS (which, as of December 31, 2017 represented 32.3% of our total assets) carry greater investment risk than Agency MBS because the former are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation.  Higher-than-expected rates of default and/or higher-than-expected loss severities on the mortgages underlying these investments could adversely affect the value of these assets.  Accordingly, defaults in the payment of principal and/or interest on our Legacy Non-Agency MBS, RPL/NPL MBS and other investment assets of less-than-high credit quality would likely result in our incurring losses of income from, and/or losses in market value relating to, these assets, which could materially adversely affect our results of operations.

Our investments in re-performing and non-performing residential whole loans involve credit risks, some of which are different from our Non-Agency MBS, which could materially adversely affect our results of operations.

Our portfolio of residential whole loans continued to be our fastest growing asset class during 2017, and represented approximately 20.4% of our total assets as of December 31, 2017. We expect that our investment portfolio in residential whole loans will continue to increase during 2018, as we seek opportunities in these credit sensitive assets. As a holder of residential whole loans, we are subject to the risk that the related borrowers may default or have defaulted on their obligations to make full and timely payments of principal and interest.  (In addition to the credit risk associated with these assets, residential whole loans are less liquid than certain of our other credit sensitive assets, such as Non-Agency MBS, which may make them more difficult to dispose of if the need or desire arises.) If actual results are different from our assumptions in determining the prices paid to acquire such loans, particularly if the market value of the underlying properties decreases significantly subsequent to purchase, we may incur significant losses, which could materially adversely affect our results of operations.

A significant portion of our Non-Agency MBS and residential whole loans are secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, natural disasters, terrorist events, regulatory changes, adverse climate changes or other adverse events specific to those markets.

A significant number of the mortgages underlying our Non-Agency MBS and residential whole loan investments are concentrated in certain geographic areas.  For example, we have significant exposure in California, New York, Florida, New Jersey and Maryland.  (For a discussion of the percentage of these assets in these states, see “Credit Risk” included under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.)  Certain markets within these states (particularly in California and Florida) have experienced significant decreases in residential home values from time to time.  Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our Non-Agency MBS and residential whole loan investments.  In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default and foreclosure of re-performing loans and the loans underlying our Non-Agency MBS and the risk of loss upon liquidation of these assets.  This could, in turn, have a material adverse effect on our credit loss experience on our Non-Agency MBS and residential whole loan investments in the affected market if higher-than-expected rates of default and/or higher-than-expected loss severities on our re-performing loan investments or the mortgages underlying our Non-Agency MBS were to occur.

In addition, the occurrence of a natural disaster (such as an earthquake, tornado, hurricane, flood or wildfires), terrorist attack or a significant adverse climate change may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing the mortgages collateralizing our Non-Agency MBS or residential whole loans.  Because certain natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers (such as hurricanes or certain flooding), or the proceeds payable under any such policy are not sufficient to cover the related repairs, the affected borrowers may have to pay for any repairs themselves.  Under these circumstances, borrowers may decide not to repair their property or may stop paying their mortgages under those circumstances.  This would cause defaults and credit loss severities to increase.

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

We have certain investments in Non-Agency MBS backed by collateral pools containing mortgage loans that were originated under underwriting standards that were less strict than those used in underwriting “prime mortgage loans.”  These lower standards permitted mortgage loans, often with LTV ratios in excess of 80%, to be made to borrowers having impaired credit histories, lower credit scores, higher debt-to-income ratios and/or unverified income.  Difficult economic conditions, including increased interest rates and lower home prices, can result in Alt A and subprime mortgage loans having increased rates of delinquency, foreclosure, bankruptcy and loss, and are likely to otherwise experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner.  Thus, because of higher delinquency rates and losses associated with Alt A and subprime mortgage loans, the performance of our Non-Agency MBS that are backed by these types of loans could be correspondingly adversely affected, which could materially adversely impact our results of operations, financial condition and business.

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

We have experienced and may experience in the future increased volatility in our GAAP results of operations due in part to the increasing contribution to financial results of assets accounted for under the fair value option.

Over the past several years the proportion of our overall investment portfolio that is accounted for under GAAP using the fair value option has grown. Changes in the fair value of assets accounted for using the fair value option are recorded in our consolidated statements of operations each period. The increased contribution of these assets to net income resulted in volatility in our reported quarterly financial results during 2017. There can be no assurance that such volatility in periodic financial results will not continue during 2018 or in future periods.

We have experienced, and may in the future experience, declines in the market value of certain of our investment securities resulting in our recording impairments, which have had, and may in the future have, an adverse effect on our results of operations and financial condition.

A decline in the market value of our MBS or other investment securities may require us to recognize an “other-than-temporary impairment” (or OTTI) against such assets under U.S. generally accepted accounting principles (or GAAP).  When the fair value of an available-for-sale (or AFS) security is less than its amortized cost at the balance sheet date, the security is considered impaired.  We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.”  If we intend to sell an impaired security, or it is more likely than not that we will be required to sell the impaired security before any anticipated recovery, then we must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If we do not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through accumulated other comprehensive income/(loss) (or AOCI) on our consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (or OCI) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as on our estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.

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

While the determination of the fair value of our investment assets takes into consideration valuations provided by third-party dealers and pricing services, the final determination of exit price fair values for our investment assets is based on our judgment, and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets may be difficult to obtain or may not be reliable (particularly as related to residential whole loans, as discussed below). In general, dealers and pricing services heavily disclaim their valuations as such valuations are not intended to be binding bid prices. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability arising out of any inaccuracy or incompleteness in valuations. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another.

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

Our results of operations, financial condition and business could be materially adversely affected if our fair value determinations of these assets is materially higher than the values that would exist if a ready market existed for these assets.

Mortgage loan modification and refinancing programs and future legislative action may materially adversely affect the value of, and the returns on, our MBS and residential whole loan investments.

The U.S. Government, through the U.S. Federal Reserve, the U.S. Treasury Department, the Federal Housing Administration (or the FHA) and other agencies implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program (or HAMP), which provided homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program (or H4H Program), which allowed certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid foreclosure, and the Home Affordable Refinance Program (or HARP), which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments without new mortgage insurance, up to an unlimited loan-to-value ratio for fixed-rate mortgages.  While some of these programs (such as HAMP and the H4H Program) have expired, the U.S. Treasury Department, Federal Housing Finance Agency (or FHFA), FHA, and Consumer Financial Protection Bureau (CFPB) have issued guiding principles for future loss mitigation programs. In addition, Fannie Mae and Freddie Mac implemented their Flex Modification foreclosure prevention program, developed at the direction of FHFA. Federal loss mitigation programs, as well as proprietary loss mitigation programs offered by investors and servicers, may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans.  Especially with our Non-Agency MBS and residential whole loan investments, a continuing number of loan modifications with respect to a given underlying loan, including, but not limited to, those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such investments.  These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, that result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may materially adversely affect the value of, and the returns on, these assets.

We may be adversely affected by risks affecting borrowers or the asset or property types in which certain of our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.
We are not required to limit our assets in terms of geographic location, diversification or concentration, except that we concentrate in residential mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography, asset type, property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or is undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for real estate in these areas may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks to these investments.
The Recent Passage of H.R. 1, the Tax Cuts and Jobs Act May Adversely Affect our Business.

H.R. 1, informally known as the Tax Cuts and Jobs Act (or TCJA), includes changes that could have an adverse impact on the U.S. residential housing market and potentially impact the market value of our investments. The TCJA includes, among other items, the reduction of the deduction of interest on mortgage debt, the elimination of the deduction for state and local taxes and a limitation on property tax deductions, which may reduce home affordability and adversely affect home prices nationally or in local markets. In addition, such changes may increase taxes payable by certain borrowers, thereby reducing their available cash and adversely impacting their ability to make payments, which in turn, could cause losses on our investments.

Our investments in residential whole loans subject us to servicing-related risks, including those associated with foreclosure and liquidation.

The majority of the residential whole loans that have been acquired to date were purchased together with the related mortgage servicing rights. We rely on third-party servicers to service and manage the mortgages underlying our residential whole loans. The ultimate returns generated by these investments may depend on the quality of the servicer. If a servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in a higher frequency of default. If a servicer takes longer to liquidate non-performing mortgages, our losses related to those loans may be higher than originally anticipated. Any failure by servicers to service these mortgages and/or to competently manage and dispose of REO properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted with third-party servicers to carry out the actual servicing of the loans (including all direct interface with the borrowers), we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. (See “Regulatory Risk and Risks Related to the Investment Company Act of 1940 -- Our business is subject to extensive regulation”) In light of the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

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
We work with and rely on third-party servicers to service the residential mortgage loans that we acquire through consolidated trusts. The mortgages underlying the MBS that we acquire are also serviced by third-party servicers that have been hired by the bond issuers. The mortgage servicing business is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions and increased compliance costs on a substantial portion of their operations. The volume of new or modified laws and regulations has increased in recent years. Some jurisdictions and municipalities have enacted laws that restrict loan servicing activities, including delaying or preventing foreclosures or forcing the modification of certain mortgages.
Federal laws and regulations have also been proposed or adopted which, among other things, could hinder the ability of a servicer to foreclose promptly on defaulted residential loans, and which could result in assignees being held responsible for violations in the residential loan origination process. Certain mortgage lenders and third-party servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan modification programs relating to loans they hold or service. These federal, state and local legislative or regulatory actions that result in modifications of our outstanding mortgages, or interests in mortgages acquired by us either directly through consolidated trusts or through our investments in residential MBS, may adversely affect the value of, and returns on, such investments. Mortgage servicers may be incented by the federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgages. As a consequence of the foregoing matters, our business, financial condition, results of operations and ability to pay dividends, if any, to our stockholders may be adversely affected.

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

In addition, the problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans.  In 2011, the Obama administration proposed a plan to wind down the GSEs, and both houses of Congress have considered legislation to reform the GSEs, their functions and their missions. President Trump’s Secretary of the Treasury has made comments indicating that housing finance reform may be on the agenda for the Trump administration, but no detailed proposals have yet been put forth. However, in December 2017, FHFA and the U.S. Treasury Department announced that Fannie Mae and Freddie Mac will each be allowed to retain $3 billion in capital reserve in order to cover ordinary income fluctuations. The future roles of Fannie Mae and Freddie Mac may be reduced (perhaps significantly) and the nature of their guarantee obligations could be limited relative to historical measurements.  Alternatively, it is still possible that Fannie Mae and Freddie Mac could be dissolved entirely or privatized, and, as mentioned above, the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market.  Any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, operations and financial condition.  If Fannie Mae or Freddie Mac were to be eliminated, or their structures were to change radically (in particular a limitation or removal of the guarantee obligation), we could be unable to acquire additional Agency MBS and our existing Agency MBS could be materially and adversely impacted.

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

Our indirect investments in MSR related assets expose us to additional risks.

As of December 31, 2017, we had approximately $492.1 million of investments in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. Generally, we have the right to receive certain cash flows from the owner of the MSRs that are generated from the servicing fees and/or excess servicing spread associated with the MSRs. While we do not directly own MSRs, our investments in MSR related assets indirectly expose us to risks associated with MSRs, such as the illiquidity of MSRs, the risks associated with servicing MSRs (that include, for example, significant regulatory risks and costs) and the ability of the owner to successfully manage its MSR portfolio. If these or other MSR related risks come to fruition, the value of our MSR relates assets could decline significantly.

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

With respect to Agency MBS, we have, at times, purchased securities that have a higher coupon rate than the prevailing market interest rates.  In exchange for a higher coupon rate, we typically pay a premium over par value to acquire such securities.  In accordance with GAAP, we amortize premiums on our MBS over the life of the related MBS.  If the underlying mortgage loans securing these securities prepay at a more rapid rate than anticipated, we will be required to amortize the related premiums on an accelerated basis, which could adversely affect our profitability.  Defaults on the mortgages underlying Agency MBS typically have the same effect as loan prepayments because of the underlying Agency guarantee. As of December 31, 2017, we had net purchase premiums on our Agency MBS of $104.0 million (or 3.8% of current par value) and net purchase discounts on our Non-Agency MBS of $808.5 million (or 21.7% of current par value).

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

•
Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability and liquidity.  As of December 31, 2017, we had amounts outstanding under repurchase agreements with 31 separate lenders.  A material adverse development involving one or more major financial institutions or the financial markets in general could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether.  Because all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability.  Furthermore, if a number of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales, particularly under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our residential mortgage investments were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings. In addition, uncertainty in the global finance market and weak economic conditions in Europe, including as a result of the United Kingdom’s decision to exit from the European Union (commonly referred to as “Brexit”), could cause the conditions described above to have a more pronounced affect on our European counterparties.

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

•
If we are unable to renew our borrowings at acceptable interest rates, it may force us to sell assets under adverse market conditions, which may materially adversely affect our liquidity and profitability.  Since we rely primarily on borrowings under repurchase agreements to finance our residential mortgage investments, our ability to achieve our investment objectives depends on our ability to borrow funds in sufficient amounts and on acceptable terms, and on our ability to renew or replace maturing borrowings on a continuous basis.  Our repurchase agreement credit lines are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms.  Our ability to enter into repurchase transactions in the future will depend on the market value of our residential mortgage investments pledged to secure the specific borrowings, the availability of acceptable financing and market liquidity and other conditions existing in the lending market at that time.  If we are not able to renew or replace maturing borrowings, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales, particularly under adverse market conditions, could result in lower sales prices than ordinary market sales made in the normal course of business.  If our residential mortgage investments were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could materially adversely affect our earnings.

•
A decline in the market value of our assets may result in margin calls that may force us to sell assets under adverse market conditions, which may materially adversely affect our liquidity and profitability.  In general, the market value of our residential mortgage investments is impacted by changes in interest rates, prevailing market yields and other market conditions, including general economic conditions, home prices and the real estate market generally.  A decline in the market value of our residential mortgage investments may limit our ability to borrow against such assets or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value, under our repurchase agreements.  Posting additional collateral or cash to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could materially adversely affect our business.  As a result, we could be forced to sell a portion of our assets, including MBS in an unrealized loss position, in order to maintain liquidity.

•
If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses.  When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders.  Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties in light of recent market conditions.  Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets.  At December 31, 2017, we had greater than 5% stockholders’ equity at risk to the following repurchase agreement counterparties: Goldman Sachs (approximately 7.3%), Wells Fargo (approximately 5.8%), RBC (approximately 5.7%), Credit Suisse (approximately 5.3%) and UBS (approximately 5.1%).

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

Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings.  We rely primarily on borrowings under repurchase agreements to finance the acquisition of residential mortgage investments, which have longer-term contractual maturities.  Even though the majority of our investments have interest rates that adjust over time based on changes in corresponding interest rate indexes, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our investments.  In general, if the interest expense on our borrowings increases relative to the interest income we earn on our investments, our profitability may be materially adversely affected, including due to the following reasons:

•
Changes in interest rates, cyclical or otherwise, may materially adversely affect our profitability.  Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control.  In general, we finance the acquisition of our investments through borrowings in the form of repurchase transactions, which exposes us to interest rate risk on the financed assets.  The cost of our borrowings is based on prevailing market interest rates.  Because the terms of our repurchase transactions typically range from one to six months at inception, the interest rates on our borrowings generally adjust more frequently (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) than the interest rates on our investments.  During a period of rising interest rates (such as during 2017, which is expected to continue during 2018), our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin.  The severity of any such decline would depend on our asset/liability composition, including the impact of hedging transactions, at the time as well as the magnitude and period over which interest rates increase.  Further, an increase in short-term interest rates could also have a negative impact on the market value of our residential mortgage investments.  If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

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

Changes in banks’ inter-bank lending rate reporting practices or the method pursuant to which LIBOR is determined may adversely affect our profitability.

As discussed above, the interest rates on our repurchase transactions are generally based on LIBOR. LIBOR and other indices which are deemed “benchmarks” have been the subject of recent national, international, and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the United Kingdom and elsewhere are conducting criminal and civil investigations into whether the banks that contribute information to the British Bankers’ Association (the “BBA”) in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have reached settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the United Kingdom Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.
At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the United Kingdom or elsewhere. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect our profitability, which may negatively impact our distributions to stockholders.

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

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally.  Significant adverse changes in financial market conditions leading to the forced sale of large quantities of mortgage-related and other financial assets, would result in significant volatility in the market for mortgages and mortgage-related assets and potentially significant losses for ourselves and certain other market participants.  In addition, concerns over actual or anticipated low economic growth rates, higher levels of unemployment or uncertainty regarding future U.S. monetary policy (particularly in light of the current presidential administration and related uncertainties) may contribute to increased interest rate volatility.   Declines in the value of our investments, or perceived market uncertainty about their value, may make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Additionally, increased volatility and/or deterioration in the broader residential mortgage and MBS markets could materially adversely affect the performance and market value of our investments.

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

In addition, the U.S. Government, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken and continue to consider additional actions in response to the 2007-2008 financial and credit crisis domestically and internationally.  International financial regulators are examining standard setting for systemically significant entities, such as those considered by the Third Basel Accords (Basel III) to be incorporated by domestic entities. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition.

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

As indicated above, from time to time we enter into Swaps. Entities entering into Swaps are exposed to credit losses in the event of non-performance by counterparties to these transactions. The CFTC issued new rules that became effective in October 2012 regarding Swaps under the authority granted to it pursuant to the Dodd-Frank Act. Although the new rules do not directly affect the negotiations and terms of individual Swap transactions between counterparties, they do require that the clearing of all Swap transactions through registered derivatives clearing organizations, or swap execution facilities, through standardized documents under which each Swap counterparty transfers its position to another entity whereby the centralized clearinghouse effectively becomes the counterparty to each side of the Swap. It is the intent of the Dodd-Frank Act that the clearing of Swaps in this manner is designed to avoid concentration of swap risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members. In addition to greater initial and periodic margin (collateral) requirements and additional transaction fees both by the swap execution facility and the clearinghouse, the Swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation, and regulation could adversely affect our business and results of operations. Additionally, for all Swaps we entered into prior to June 2013, we are not required to clear them through the central clearinghouse and these Swaps are still subject to the risks of non-performance by any of the individual counterparties with which we entered into these transactions. If the Swap counterparty cannot perform under the terms of a Swap, we would not receive payments due under that agreement, we may lose any unrealized gain associated with the Swap, and the hedged liability would cease to be hedged by the Swap. We may also be at risk for any collateral we have pledged to secure our obligation under the Swap if the counterparty becomes insolvent or files for bankruptcy. Default by a party with whom we enter into a hedging transaction may result in a loss and force us to cover our commitments, if any, at the then-current market price. Although generally we will seek to reserve the right to terminate our hedging positions, it may not always be possible to dispose of or close out a hedging position without the consent of the hedging counterparty and we may not be able to enter into an offsetting contract in order to cover our risk. We cannot assure you that there will always be a liquid secondary market that will exist for hedging instruments purchased or sold and we may be required to maintain a position until exercise or expiration, which could result in losses.

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

We have elected to qualify as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code), related to REIT qualification.  Accordingly, we will not be subject to U.S. federal income tax to the extent we distribute 100% of our REIT taxable income (which is generally our taxable income, computed without regard to the dividends paid deduction, any net income from prohibited transactions, and any net income from foreclosure property) to stockholders within the timeframe permitted under the Code and provided that we comply with certain income, asset ownership and other tests applicable to REITs.  We believe that we currently meet all of the REIT requirements and intend to continue to qualify as a REIT under the provisions of the Code.  Many of the REIT requirements, however, are highly technical and complex.  The determination of whether we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve interpretation.  For example, if we are to qualify as a REIT, annually at least 75% of our gross income must come from, among other sources, interest on obligations secured by mortgages on real property or interests in real property, gain from the disposition of real property, including mortgages or interests in real property (other than sales or dispositions of real property, including mortgages on real property, or securities that are treated as mortgages on real property, that we hold primarily for sale to customers in the ordinary course of a trade or business (i.e., prohibited transactions)), dividends or other distributions on, and gains from the disposition of shares in other REITs, commitment fees received for agreements to make real estate loans and certain temporary investment income.  In addition, the composition of our assets must meet certain requirements at the close of each quarter.  There can be no assurance that we will be able to satisfy these or other requirements or that the Internal Revenue Service (or IRS) or a court would agree with any conclusions or positions we have taken in interpreting the REIT requirements.

Even a technical or inadvertent mistake could jeopardize our REIT qualification unless we meet certain statutory relief provisions.  If we were to fail to qualify as a REIT in any taxable year for any reason, we would be subject to U.S. federal income tax (at a 35% tax rate through 2017 and a 21% tax rate beginning in 2018), including any applicable alternative minimum tax (for taxable years prior to 2018), on our taxable income, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

We may lose our REIT status if the IRS successfully challenges our characterization of our income from foreign TRSs.

We have elected to treat a foreign subsidiary as a TRS. We have included and will likely be required to include in our income, even without the receipt of actual distributions, earnings from our investment in the foreign TRS. Thus, we do not expect to have any deferred foreign income that will be deemed repatriated in 2018. Income inclusions from equity investments in foreign corporations are technically neither actual dividends nor any of the other enumerated categories of qualifying income for the 95% gross income test. However, the IRS, based on discretionary authority granted to it under the Code, has issued private letter rulings to other REITs holding that income inclusions from equity investments in foreign corporations would be treated as qualifying income for purposes of the 95% gross income test. Private letter rulings may be relied upon only by the taxpayers to whom they are issued and the IRS may revoke a private letter ruling. Based on those private letter rulings and advice of counsel, we generally intend to treat such income inclusions as qualifying income for purposes of the 95% gross income test. Nevertheless, no assurance can be provided that the IRS would not successfully challenge our treatment of such income as qualifying income. In the event that such income was determined not to qualify for the 95% gross income test, we could be subject to a penalty tax with respect to such income to the extent it exceeds 5% of our gross income or we could fail to continue to qualify as a REIT.

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

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be required to pay certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, to prevent the recognition of certain types of non-

cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory (i.e., prohibited transactions tax) we may hold some of our assets through TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would reduce our operating cash flow and thus our cash available for distribution to our stockholders.

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

To remain qualified as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. In addition, in certain cases, the modification of a debt instrument could result in the conversion of the instrument from a qualifying real estate asset to a wholly or partially non-qualifying asset that must be contributed to a TRS or disposed of in order for us to maintain our qualification as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.

Our ownership of and relationship with any TRS which we may form or acquire will be limited, and a failure to comply with the limits would jeopardize our REIT status and may result in the application of a 100% excise tax.
A REIT may own up to 100% of the stock of one or more TRSs. A TRS may earn income that would not be qualifying income if earned directly by the parent REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation (other than a REIT) of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT's total assets may consist of stock or securities of one or more TRSs. A domestic TRS will pay federal, state and local income tax at regular corporate rates on any income that it earns. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation, and in certain circumstances, the ability of our TRSs to deduct net business interest expenses generally may be limited. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. Any domestic TRS that we may form will pay federal, state and local income tax on its taxable income, and its after-tax net income will be available for distribution to us but is not required to be distributed to us unless necessary to maintain our REIT qualification.

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

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, but including mortgage loans, held primarily for sale to customers in the ordinary course of business. We might be subject to this tax if we were to dispose of or securitize loans or MBS securities in a manner that was treated as a sale of the loans or MBS for U.S. federal income tax purposes. Therefore, to avoid the prohibited transactions tax, we may choose to engage in certain sales of loans through a TRS and not at the REIT level, and we may be limited as to the structures we are able to utilize for our securitization transactions, even though the sales or structures might otherwise be beneficial to us. We do not believe that our securitizations to date have been subject to this tax, but there can be no assurances that the IRS would agree with such treatment. If the IRS successfully challenged such treatment, our results of operations could be materially adversely affected.

The “taxable mortgage pool” rules may increase the taxes that we or our stockholders may incur and may limit the manner in which we effect future securitizations.

Securitizations by us or our subsidiaries could result in the creation of taxable mortgage pools for U.S. federal income tax purposes.  The real estate mortgage investment conduit (or REMIC) provisions of the Code generally provide that REMICs are the only form of pass-through entity permitted to issue debt obligations with two or more maturities if the payments on those obligations bear a relationship to the mortgage obligations held by such entity.  If we engage in a non-REMIC securitization transaction, directly or indirectly through a QRS, in which the assets held by the securitization vehicle consist largely of mortgage loans or MBS, in which the securitization vehicle issues to investors two or more classes of debt instruments that have different maturities, and in which the timing and amount of payments on the debt instruments is determined in large part by the amounts received on the mortgage loans or MBS held by the securitization vehicle, the securitization vehicle will be a taxable mortgage pool.  As long as we or another REIT holds a 100% interest in the equity interests in a taxable mortgage pool, either directly or through a QRS, the taxable mortgage pool will not be subject to tax.  A portion of the income that we realize with respect to the equity interest we hold in a taxable mortgage pool will, however, be considered to be excess inclusion income and, as a result, a portion of the dividends that we pay to our stockholders will be considered to consist of excess inclusion income.  Such excess inclusion income is treated as unrelated business taxable income (or UBTI) for tax-exempt stockholders, is subject to withholding for foreign stockholders (without the benefit of any treaty reduction), and is not subject to reduction by net operating loss carryovers.  In addition to the extent that our stock is owned by tax-exempt “disqualified organizations,” such as certain government-related entities and charitable remainder trusts that are not subject to tax on unrelated business income, we may incur a corporate level tax on a portion of our income from the taxable mortgage pool. In that case, we may reduce the amount of our distributions to any disqualified organization whose stock ownership gave rise to the tax. Historically, we have not generated excess inclusion income; however, despite our efforts, we may not be able to avoid creating or distributing excess inclusion income to our stockholders in the future.  In addition, we could face limitations in selling equity interests to outside investors in securitization transactions that are taxable mortgage pools or selling any debt securities issued in connection with these securitizations that might be considered to be equity interests for tax purposes.  These limitations may prevent us from using certain techniques to maximize our returns from securitization transactions.

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

We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes. Accrued market discount is reported as income when, and to the extent that, any payment of principal of the debt instrument is made, and under the new rules regarding the timing of income on such assets that apply beginning in 2018 (or, with respect to debt securities with original issue discount, 2019), may be included sooner based on when such income is included in our financial statements. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

Some of the debt instruments that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made, and under the new rules regarding the timing of income on such assets that apply in 2019 with respect to debt securities with original issue discount, may be included sooner based on when such income is included in our financial statements. If such debt instruments turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

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

Dividends paid by REITs do not qualify for the reduced tax rates available for “qualified dividend income.”

The maximum regular U.S. federal income tax rate for qualified dividend income paid to domestic stockholders that are individuals, trusts and estates is currently 20%.  Dividends paid by REITs, however, are generally not eligible for the reduced qualified dividend rates.  For taxable years beginning after December 31, 2017 and before January 1, 2026, under the recently enacted law informally known as the Tax Cuts and Jobs Act (or TCJA), non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate (currently 21%) could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to remain qualified as a REIT.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. Revisions in U.S. federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us. The TCJA significantly changes the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs and their stockholders. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets.

Risks Related to Our Corporate Structure

Our ownership limitations may restrict business combination opportunities.

To qualify as a REIT under the Code, no more than 50% of the value of our outstanding shares of capital stock may be owned, directly or under applicable attribution rules, by five or fewer individuals (as defined by the Code to include certain entities) during the last half of each taxable year.  To preserve our REIT qualification, among other things, our charter generally prohibits direct or indirect ownership by any person of more than 9.8% of the number or value of the outstanding shares of our capital stock or more than 9.8% of the number or value, whichever is more restrictive, of the outstanding shares of our preferred stock.  Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limit.  Any transfer of shares of our capital stock or other event that, if effective, would violate the ownership limit will be void as to that number of shares of capital stock in excess of the ownership limit and the intended transferee will acquire no rights in such shares.  Shares issued or transferred that would cause any stockholder to own more than the ownership limit or cause us to become “closely held” under Section 856(h) of the Code will automatically be converted into an equal number of shares of excess stock.  All excess stock will be automatically transferred, without action by the prohibited owner, to a trust for the exclusive benefit of one or more charitable beneficiaries that we select, and the prohibited owner will not acquire any rights in the shares of excess stock.  The restrictions on ownership and transfer contained in our charter could have the effect of delaying, deferring or preventing a change in control or other transaction in which holders of shares of common stock might receive a premium for their shares of common stock over the then current market price or that such holders might believe to be otherwise in their best interests.  The ownership limit provisions also may make our shares of common stock an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.8% of the number or value of our outstanding shares of capital stock.

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

Our business is highly dependent on our information and communications systems.  Any failure or interruption of our systems or cyber attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on operating results, the market price of our common stock and other securities and our ability to pay dividends to our stockholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions.

Computer malware, viruses, and computer hacking and phishing and cyber attacks have become more prevalent in our industry and may occur on our systems in the future. Although we are regularly working to install new, and upgrade our existing, information technology systems and provide employee awareness training around computer malware, phishing, and other cyber risks, there can be no assurance that we are or will be fully protected against cyber risks and security breaches and not be vulnerable to new and evolving threats to our information technology systems. We rely heavily on financial, accounting and other data processing systems. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber attacks or security breaches of our networks or systems (or networks or systems of, among other third parties, our lenders) or any failure to maintain performance, reliability and security of our technical infrastructure. As a result, any such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments, which could materially adversely affect our results of operations.

We operate in a highly competitive market for investment opportunities.  Our profitability depends, in large part, on our ability to acquire residential mortgage assets or other investments at favorable prices.  In acquiring our investments, we compete with a variety of institutional investors, including other REITs, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions.  Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do.  Some competitors may have a lower cost of funds and access to funding sources that are not available to us.  Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exemption from the Investment Company Act similar to ours.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish additional business relationships than us.  Furthermore, government or regulatory action and competition for investment securities of the types and classes which we acquire may lead to the price of such assets increasing, which may further limit our ability to generate desired returns.  We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  Also, as a result of this competition, desirable investments may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

Several of our financing counterparties are European banks (or their U.S. based subsidiaries) that have provided financing to us, particularly repurchase agreement financing for the acquisition of residential mortgage assets.  If European banks and financial institutions experience a deterioration in financial condition, there is the possibility that this would also negatively affect the operations of their U.S. banking subsidiaries.  This risk could be more pronounced in light of Brexit. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.         Properties.

Office Leases

We pay monthly rent pursuant to two operating leases.  Our lease for our corporate headquarters in New York, New York extends through June 30, 2020.  The lease provides for aggregate cash payments ranging over time of approximately $2.6 million per year, paid on a monthly basis, exclusive of escalation charges.  In addition, as part of this lease agreement, we have provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that we default under certain terms of the lease.  In addition, we have a lease through December 31, 2021, for our off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, lease payments totaling $32,000, annually.

Item 3.         Legal Proceedings.

There are no material legal proceedings to which we are a party or to which any of our assets are subject.

Item 4.         Mine Safety Disclosures.

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol “MFA.”  On February 8, 2018, the last sales price for our common stock on the New York Stock Exchange was $6.93 per share.  The following table sets forth the high and low sales prices per share of our common stock during each calendar quarter for the years ended December 31, 2017 and 2016:

	2017		2016
Quarter Ended	High	Low	High	Low
March 31	$8.18	$7.63	$6.98	$5.61
June 30	8.66	7.80	7.38	6.69
September 30	8.90	8.38	7.86	7.21
December 31	8.86	7.92	8.05	7.03

Holders

As of February 8, 2018, we had 553 registered holders of our common stock.  Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock.  We have paid full cumulative dividends on our preferred stock on a quarterly basis through December 31, 2017.  We have historically declared cash dividends on our common stock on a quarterly basis.  During 2017 and 2016, we declared total cash dividends to holders of our common stock of $312.8 million ($0.80 per share) and $297.0 million ($0.80 per share), respectively.  In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the years ended December 31, 2017, 2016 and 2015 a portion of our dividends were deemed to be capital gains. (For additional dividend information, see Notes 11(a) and 11(b) to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

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

We declared and paid the following dividends on our common stock during the years 2017 and 2016:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share
2017	December 13, 2017	December 28, 2017	January 31, 2018	$0.20	(1)
	September 14, 2017	September 28, 2017	October 31, 2017	0.20
	June 12, 2017	June 29, 2017	July 28, 2017	0.20
	March 8, 2017	March 29, 2017	April 28, 2017	0.20

2016	December 14, 2016	December 28, 2016	January 31, 2017	$0.20
	September 15, 2016	September 28, 2016	October 31, 2016	0.20
	June 14, 2016	June 28, 2016	July 29, 2016	0.20
	March 11, 2016	March 28, 2016	April 29, 2016	0.20

(1)	At December 31, 2017, we had accrued dividends and dividend equivalents payable of $79.8 million related to the common stock dividend declared on December 13, 2017.

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

We did not repurchase any shares of our common stock under the Repurchase Program during the years ended December 31, 2017 and 2016.

We engaged in no share repurchase activity during the fourth quarter of 2017 pursuant to the Repurchase Program.  We did, however, withhold restricted shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or restricted stock units (or RSUs).  The following table presents information with respect to (i) such withheld restricted shares, and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
October 1-31, 2017:
Repurchase Program (2)	—	$—	—	6,616,355
Employee Transactions (3)	—	—	N/A	N/A
November 1-30, 2017:
Repurchase Program (2)	—	—	—	6,616,355
Employee Transactions (3)	—	—	N/A	N/A
December 1-31, 2017:
Repurchase Program (2)	—	—	—	6,616,355
Employee Transactions (3)	103,840	$8.06	N/A	N/A
Total Repurchase Program (2)	—	$—	—	6,616,355
Total Employee Transactions (3)	103,840	$8.06	N/A	N/A

(1)	Includes brokerage commissions.

(2)	As of December 31, 2017, we had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.

(3)	Our Equity Plan provides that the value of the shares delivered or withheld be based on the price of our common stock on the date the relevant transaction occurs.

Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 on a monthly basis and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase.  Computershare Shareowner Services LLC is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and who want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and who want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent. During the years ended 2017 and 2016, we issued 2,293,192 and 653,793 shares of common stock through the DRSPP generating net proceeds of approximately $18.5 million and $4.7 million, respectively.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2015, we adopted the Equity Plan, as approved by our stockholders.  The Equity Plan amended and restated our 2010 Equity Compensation Plan. (For a description of the Equity Plan, see Note 13(a) to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.)

The following table presents certain information with respect to our equity compensation plans as of December 31, 2017:

Award (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
RSUs	2,046,278
Total	2,046,278		(2)	6,714,900	(3)

(1)  All equity based compensation is granted pursuant to plans that have been approved by our stockholders.
(2)  A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price.  At December 31, 2017, 861,419 RSUs were vested, 438,609 RSUs were subject to time based vesting and 746,250 RSUs will vest subject to achieving a market condition.
(3) Number of securities remaining available for future issuance under equity compensation plans excludes RSUs presented in the table which were issued and outstanding at December 31, 2017.

Item 6.  Selected Financial Data.

Our selected financial data set forth below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes, included under Item 8 of this Annual Report on Form 10-K.

	At or/For the Year Ended December 31,
(Dollars in Thousands, Except per Share Amounts)	2017	2016	2015	2014	2013

Operating Data:
Interest income	$433,448	$457,450	$492,143	$463,817	$482,940
Interest expense	(197,141)	(193,355)	(176,948)	(159,808)	(164,013)
Net impairment losses recognized in earnings (1)	(1,032)	(485)	(705)	—	—
Net gain on residential whole loans held at fair value	90,019	62,605	19,575	116	—
Net gain on sales of MBS and U.S. Treasury securities (2)	39,577	35,837	34,900	37,497	25,825
Unrealized net gains and net interest income from Linked Transactions	—	—	—	17,092	3,225
Other income/(loss), net	29,423	10,600	(3,310)	80	(7,298)
Operating and other expense	(71,901)	(59,984)	(52,429)	(45,290)	(37,970)
Net income	$322,393	$312,668	$313,226	$313,504	$302,709
Preferred stock dividends	15,000	15,000	15,000	15,000	13,750
Issuance costs of redeemed preferred stock (3)	—	—	—	—	3,947
Net income available to common stock and participating securities	$307,393	$297,668	$298,226	$298,504	$285,012
Earnings per share — basic and diluted	$0.79	$0.80	$0.80	$0.81	$0.78
Dividends declared per share of common stock (4)	$0.80	$0.80	$0.80	$0.80	$1.64
Dividends declared per share of preferred stock (5)	$1.875	$1.875	$1.875	$1.875	$2.136

Balance Sheet Data:
MBS, CRT securities and MSR related assets	$7,515,130	$10,054,963	$11,356,643	$10,762,622	$11,371,358
Residential whole loans, at carrying value	908,516	590,540	271,845	207,923	—
Residential whole loans, at fair value	1,325,115	814,682	623,276	143,472	—
Cash and cash equivalents	449,757	260,112	165,007	182,437	565,370
Linked Transactions	—	—	—	398,336	28,181
Total assets	10,954,734	12,484,022	13,162,551	12,354,242	12,469,379
Repurchase agreements and other advances	6,614,701	8,687,268	9,387,622	8,267,388	8,339,297
Securitized debt (6)	363,944	—	21,868	110,072	363,676
Swaps (in a liability position) (7)	—	46,954	70,526	62,198	28,217
Total liabilities	7,693,098	9,450,120	10,195,290	9,150,970	9,327,128
Preferred stock, liquidation preference	200,000	200,000	200,000	200,000	200,000
Total stockholders’ equity	3,261,636	3,033,902	2,967,261	3,203,272	3,142,251

Other Data:
Average total assets	$11,619,174	$12,836,580	$13,669,055	$12,542,584	$13,192,285
Average total stockholders’ equity	$3,203,814	$2,965,570	$3,129,461	$3,230,932	$3,262,458
Return on average total assets (8)	2.65%	2.32%	2.18%	2.38%	2.16%
Return on average total stockholders’ equity (9)	10.06%	10.54%	10.01%	9.70%	9.28%
Total average stockholders’ equity to total average assets (10)	27.57%	23.10%	22.89%	25.75%	24.73%
Dividend payout ratio (11)	1.01	1.00	1.00	0.99	1.10
Book value per share of common stock (12)	$7.70	$7.62	$7.47	$8.12	$8.06

(1)	Reflects OTTI recognized through earnings related to Non-Agency MBS.

(2)
2017: We sold Non-Agency MBS for $104.0 million, realizing gross gains of $39.9 million and sold U.S. Treasury securities for $139.1 million, realizing gross losses of approximately $309,000. 2016:  We sold Non-Agency MBS for $85.6 million, realizing gross gains of $35.8 million. 2015:  We sold Non-Agency MBS for $70.7 million, realizing gross gains of $34.9 million. 2014:  We sold Non-Agency MBS for $123.9 million, realizing gross gains of $37.5 million.  2013: We sold Non-Agency MBS for $152.6 million, realizing gross gains of $25.8 million and sold U.S. Treasury securities for $422.2 million, realizing net losses of approximately $24,000.

(3)
Issuance costs of redeemed preferred stock represent the original offering costs related to the 8.50% Series A Cumulative Redeemable Preferred Stock (“Series A Preferred Stock”), which was redeemed on May 16, 2013.

(4)	2013: Includes special cash dividends paid totaling $0.78 per share.

(5)	2013: Reflects dividends declared per share on Series A Preferred Stock and 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) of $0.80 and $1.33, respectively.

(6)	2017: Reflects securitized debt from our 2017 loan securitization transactions. 2015, 2014 and 2013: Reflects securitized debt from our MBS resecuritization transactions.

(7)
Beginning in January 2017, variation margin payments on our cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap.

(8)	Reflects net income available to common stock and participating securities divided by average total assets.

(9)	Reflects net income divided by average total stockholders’ equity.
(10) Reflects total average stockholders’ equity divided by total average assets.
(11) Reflects dividends declared per share of common stock (excluding special dividends) divided by earnings per share.
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

At December 31, 2017, we had total assets of approximately $11.0 billion, of which $6.4 billion, or 58.0%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $2.8 billion of Agency MBS and $3.5 billion of Non-Agency MBS, which includes $2.6 billion of Legacy Non-Agency MBS and $923.1 million of RPL/NPL MBS that are primarily structured with a contractual coupon step-up feature where the coupon increases up to 300 basis points at 36 months from issuance or sooner. These RPL/NPL MBS are primarily backed by securitized re-performing and non-performing loans. In addition, at December 31, 2017, we had approximately $2.2 billion in residential whole loans acquired through interests in certain trusts established to acquire the loans, which represented approximately 20.4% of our total assets. Residential whole loans was our fastest growing asset class during 2017, and we continue to seek opportunities to purchase these assets subject to market conditions. Our remaining investment-related assets were primarily comprised of collateral obtained in connection with reverse repurchase agreements, cash and cash equivalents (including restricted cash), CRT securities, MSR related assets, REO and MBS-related receivables.

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

The table below presents the composition of our MBS portfolios with respect to repricing characteristics as of December 31, 2017:

	December 31, 2017
Underlying Mortgages	Agency MBS Fair Value (1)	Non-Agency MBS Fair Value (2)	Total MBS (1)(2)	Percent of Total
(In Thousands)
Hybrids in contractual fixed-rate period	$591,664	$—	$591,664	10.9%
Hybrids in adjustable period	1,046,166	1,695,220	2,741,386	50.4
15-year fixed rate	1,142,583	2,969	1,145,552	21.1
Greater than 15-year fixed rate	—	880,434	880,434	16.2
Floaters	42,378	32,232	74,610	1.4
Total	$2,822,791	$2,610,855	$5,433,646	100.0%

(1)  Does not include principal payments receivable in the amount of $1.9 million.
(2) Does not reflect $923.1 million of RPL/NPL MBS, which are securitized financial instruments primarily backed by both fixed-rate and hybrid re-performing and non-performing loans. These deal structures contain a step-up feature where the coupon increases up to 300 basis points at 36 months from issuance or sooner.

As of December 31, 2017, approximately $2.6 billion, or 48.2%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $2.8 billion, or 51.8%, was in its contractual adjustable-rate period, or were floating rate MBS with interest rates that reset monthly.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.

Premiums arise when we acquire an MBS at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value).  Conversely, discounts arise when we acquire an MBS at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Premiums paid on our MBS are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums, which are primarily carried on our Agency MBS and certain CRT securities, are amortized against interest income over the life of each security using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the internal rate of return (or IRR)/interest income earned on these assets.

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Legacy Non-Agency MBS may differ significantly.  For the year ended December 31, 2017, our Agency MBS portfolio experienced a weighted average CPR of 15.5%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 17.5%. For the year ended December 31, 2016, our Agency MBS portfolio experienced a weighted average CPR of 14.4%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 15.6%. Over the last consecutive eight quarters, ending with December 31, 2017, the monthly weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 18.4% experienced during the month ended July 31, 2017 to a low of 11.3%, experienced during the month ended February 29, 2016, with an average CPR over such quarters of 15.7%.

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

It is our business strategy to hold our residential mortgage assets as long-term investments.  On at least a quarterly basis, excluding investments for which the fair value option has been elected or for which specialized loan accounting is otherwise applied, we assess our ability and intent to continue to hold each asset and, as part of this process, we monitor our MBS, CRT securities and MSR related assets that are designated as AFS for OTTI.  A change in our ability and/or intent to continue to hold any of these securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At December 31, 2017, we had net unrealized gains on our Non-Agency MBS of $623.7 million, comprised of gross unrealized gains of $624.2 million and gross unrealized losses of $453,000 and net unrealized losses of $19.7 million on our Agency MBS, comprised of gross unrealized losses of $43.1 million and gross unrealized gains of $23.4 million.  At December 31, 2017, we did not intend to sell any securities in our portfolio that are designated as AFS and that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our residential mortgage assets. Our residential mortgage investments have longer-term contractual maturities than our borrowings under repurchase agreements. Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at December 31, 2017 were comprised of Swaps.

Our Swap derivative instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  Our Swaps do not extend the maturities of our repurchase agreements; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During 2017, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $350.0 million and a weighted average fixed-pay rate of 0.58% amortize and/or expire.  At December 31, 2017, we had Swaps designated in hedging relationships with an aggregate notional amount of $2.6 billion with a weighted average fixed-pay rate of 2.04% and a weighted average variable interest rate received of 1.50%.

Recent Market Conditions and Our Strategy

At December 31, 2017, our residential mortgage asset portfolio, which includes MBS, residential whole loans, CRT securities and MSR related assets was approximately $9.7 billion compared to $11.5 billion at December 31, 2016. During the year ended December 31, 2017 we purchased, through certain entities established to acquire the loans, for approximately $1.0 billion, residential whole loans with an unpaid principal balance of approximately $1.3 billion.  In addition, we acquired approximately $727.3 million of RPL/NPL MBS, $405.6 million of MSR related assets, $60.1 million of Legacy Non-Agency MBS and $238.8 million of CRT securities.

At December 31, 2017, $3.5 billion, or 36.3% of our residential mortgage asset portfolio, was invested in Non-Agency MBS. During the year ended December 31, 2017, the fair value of our Non-Agency MBS holdings decreased by $2.2 billion. The primary components of the change during the year in these Non-Agency MBS include $3.0 billion of principal repayments and other principal reductions and the sale of Non-Agency MBS with a fair value of $103.9 million partially offset by $787.4 million of purchases (at a weighted average purchase price of 99% of par), and an increase reflecting Non-Agency MBS price changes of $145.1 million.

At December 31, 2017, $2.8 billion, or 29.0% of our residential mortgage asset portfolio, was invested in Agency MBS.  During the year ended 2017, the fair value of our Agency MBS decreased by $913.8 million. This was due to $855.3 million of principal repayments, $31.3 million of premium amortization and $39.2 million in net unrealized losses partially offset by $12.0 million of asset purchases.

At December 31, 2017, our total recorded investment in residential whole loans was $2.2 billion or 22.9% of our residential mortgage asset portfolio. Of this amount, $908.5 million is presented as Residential whole loans, at carrying value and $1.3 billion as Residential whole loans, at fair value in our consolidated balance sheets. For the year ended December 31, 2017, we recognized approximately $36.2 million of income on residential whole loans held at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 5.93% (excluding servicing costs). In addition, we recorded a net gain on residential whole loans held at fair value of $90.0 million in Other Income, net in our consolidated statements of operations for the year ended December 31, 2017.

During the year ended December 31, 2017, we completed two loan securitization transactions. As a part of the transactions, we sold residential whole loans with an aggregate unpaid principal balance of $620.9 million (including $193.3 million of loans at carrying value and $296.5 million of loans at fair value) to two entities which we consolidate as variable interest entities (or

VIEs). In connection with the transactions, third-party investors purchased $382.8 million face amount of senior and mezzanine bonds (or Senior Bonds) with a weighted average fixed coupon of 3.12%. As a result of the transactions, we acquired $127.0 million face amount of rated and non-rated certificates issued by the securitization vehicle, and received $382.8 million in cash, excluding expenses, accrued interest, and underwriting fees. Certain of the Senior Bonds sold in connection with one of our securitization transactions contain a contractual coupon step-up feature whereby the coupon increases by 300 basis points at 36 months from issuance if the bond is not redeemed before such date.

At December 31, 2017 our total investment in MSR related assets was $492.1 million. During the year ended December 31, 2017 we acquired $405.6 million of MSR related assets and had $141.0 million of principal repayments on term notes backed by MSR related collateral. We also acquired $238.8 million of CRT securities, bringing our total investment in these securities to $664.4 million. During 2017 our CRT portfolio increased in value, with unrealized gains recognized in net income on this portfolio for the year of $27.7 million. At December 31, 2017, our CRT portfolio was in an overall unrealized gain position of $56.3 million.

We will continue to seek investments in residential mortgage assets during 2018. The investment landscape is challenging, as market pricing for all asset classes remains high, thereby making it difficult to purchase assets at attractive risk/reward levels. In addition, unlike Agency MBS, certain of our other asset classes are not always available for purchase, as sellers offer these investments from time to time as opposed to more liquid markets which feature active buyers and sellers at nearly all times. We expect that our purchase focus will be primarily on additional residential whole loans, RPL/NPL MBS and MSR related assets. We experienced significant run-off during 2017 in our RPL/NPL MBS and we could experience further reduction in this portfolio if issuers continue to call these securities.

Our book value per common share was $7.70 as of December 31, 2017. Book value per common share increased from $7.62 as of December 31, 2016 due primarily to the impact of fair value changes of Legacy Non-Agency MBS, CRT securities and Swaps, partially offset by a decline in fair value changes on our Agency MBS and the impact of discount accretion income on Legacy Non-Agency MBS that was recognized and declared as dividends during the year.

At the end of 2017, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of 2016, due to upward resets on Hybrid and ARM-MBS within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio increased to 2.95% for 2017 from 2.82% for 2016 and the net Agency MBS yield increased to 2.00% for 2017, from 1.95% for 2016.  The net yield for our Legacy Non-Agency MBS portfolio was 8.95% for 2017 compared to 7.90% for 2016.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the impact of the cash proceeds received during 2016 in connection with the settlement of litigation related to certain Countrywide and Citigroup sponsored residential mortgage backed securitization trusts, the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and the impact of redemptions during 2017 of certain securities that had been previously purchased at a discount. The net yield for our RPL/NPL MBS portfolio was 4.14% for the year ended December 31, 2017 compared to 3.88% for the year ended December 31, 2016.  The increase in the net yield primarily reflects an increase in the average coupon yield to 4.05% for 2017 from 3.80% for 2016 and higher accretion income recognized in 2017 due to the impact of redemptions of certain securities that had been previously purchased at a discount.

We believe that our $593.2 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows for our existing Legacy Non-Agency MBS portfolio.  In addition, while the majority of our Legacy Non-Agency MBS will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted amortized cost of 71% of face value at December 31, 2017. Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency portfolio. Home price appreciation during the past few years has generally been driven by a combination of limited housing supply, low mortgage rates and demographic-driven U.S. household formation. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Further, during 2016 and 2017, we have also observed faster voluntary prepayment (i.e. prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio. As a result, during the year ended 2017, $50.8 million was transferred from Credit Reserve to accretable discount. This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Legacy Non-Agency MBS. The remaining average contractual life of such assets is approximately 30 years, but based on scheduled loan amortization and prepayments (both voluntary and involuntary), loan balances will decline substantially over time. Consequently, we believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

At December 31, 2017, we have access to various sources of liquidity which we estimate to be in excess of $1.1 billion. This amount includes (i) $449.8 million of cash and cash equivalents; (ii) $170.2 million in estimated financing available from unpledged Agency MBS and from other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $452.1 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. We believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.

Repurchase agreement funding for our residential mortgage investments continued to be available to us from multiple counterparties in 2017.  Typically, repurchase agreement funding involving credit sensitive investments is available at terms requiring higher collateralization and higher interest rates, than for repurchase agreement funding involving Agency MBS.  At December 31, 2017, our debt consisted of borrowings under repurchase agreements with 31 counterparties, securitized debt, Senior Notes outstanding and an obligation to return securities obtained as collateral, resulting in a debt-to-equity multiple of 2.3 times.  (See table on page 57 under Results of Operations that presents our quarterly leverage multiples since March 31, 2016.)

Information About Our Assets

The table below presents certain information about our asset allocation at December 31, 2017:

ASSET ALLOCATION

	Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (1)		Credit Risk Transfer Securities		MSR Related Assets		Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		Other, net (3)	Total
(Dollars in Millions)
Fair Value/Carrying Value	$2,825		$2,611		$923		$664		$492		$909		$1,325		$588	$10,337
Less Repurchase Agreements	(2,501)		(1,726)		(567)		(459)		(317)		(348)		(696)		—	(6,614)
Less Securitized Debt	—		—		—		—		—		(156)		(208)		—	(364)
Less Senior Notes	—		—		—		—		—		—		—		(97)	(97)
Net Equity Allocated	$324		$885		$356		$205		$175		$405		$421		$491	$3,262
Debt/Net Equity Ratio (4)	7.7	x	2.0	x	1.6	x	2.2	x	1.8	x	1.2	x	2.1	x		2.3	x

(1)
RPL/NPL MBS are backed primarily by securitized re-performing and non-performing loans. The securities are structured such that the coupon increases up to 300 basis points at 36 months from issuance or sooner. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
The carrying value of such loans reflects the purchase price, accretion of income, cash received and provision for loan losses since acquisition. At December 31, 2017, the fair value of such loans is estimated to be approximately $988.7 million.

(3)	Includes cash and cash equivalents and restricted cash, securities obtained and pledged as collateral, other assets, obligation to return securities obtained as collateral of and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity Ratio also includes the obligation to return securities obtained as collateral of $504.1 million and Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of December 31, 2017 and 2016:

December 31, 2017

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$948,225	104.3%	101.7%	$964,373	67	2.95%	10.3%
HARP (4)	91,131	104.7	101.8	92,800	66	2.95	8.2
Other (Post June 2009) (5)	81,428	104.0	104.5	85,094	87	4.14	10.7
Other (Pre June 2009) (6)	303	104.9	104.4	316	103	4.50	2.0
Total 15-Year Fixed Rate	$1,121,087	104.3%	101.9%	$1,142,583	68	3.04%	10.2%

Hybrid:
Other (Post June 2009) (5)	$1,028,630	104.4%	103.6%	$1,065,312	78	3.17%	17.7%
Other (Pre June 2009) (6)	511,801	101.7	104.7	535,795	132	3.44	16.0
Total Hybrid	$1,540,431	103.5%	103.9%	$1,601,107	96	3.26%	17.1%
CMO/Other	$76,944	102.5%	102.8%	$79,100	198	3.16%	9.9%
Total Portfolio	$2,738,462	103.8%	103.1%	$2,822,790	88	3.16%	14.1%

December 31, 2016

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$1,170,788	104.3%	103.0%	$1,206,174	55	2.97%	11.2%
HARP (4)	116,790	104.7	103.0	120,290	54	2.96	12.1
Other (Post June 2009) (5)	106,343	104.0	105.7	112,400	75	4.14	14.3
Other (Pre June 2009) (6)	564	104.9	105.9	597	91	4.50	28.8
Total 15-Year Fixed Rate	$1,394,485	104.3%	103.2%	$1,439,461	57	3.06%	11.5%

Hybrid:
Other (Post June 2009) (5)	$1,370,019	104.4%	104.8%	$1,436,184	67	2.99%	19.9%
Other (Pre June 2009) (6)	720,419	101.7	105.6	761,052	120	3.03	17.0
Total Hybrid	$2,090,438	103.5%	105.1%	$2,197,236	86	3.01%	18.9%
CMO/Other	$96,379	102.5%	102.9%	$99,196	187	2.81%	14.7%
Total Portfolio	$3,581,302	103.8%	104.3%	$3,735,893	77	3.02%	15.9%

(1)  Does not include principal payments receivable of $1.9 million and $2.6 million at December 31, 2017 and 2016, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2017 and 2016, respectively.
(3)  Low loan balance represents MBS collateralized by mortgages with an original loan balance of less than or equal to $175,000.
(4)  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.
(5)  MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.
(6)  MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of December 31, 2017 and 2016:

 December 31, 2017

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$579,003	104.0%	100.5%	$581,866	60	3.04%	100%	9.3%
3.0%	231,325	105.9	102.2	236,316	66	3.49	100	9.5
3.5%	5,402	103.5	103.4	5,587	86	4.18	100	23.0
4.0%	263,447	103.5	104.3	274,783	85	4.40	80	12.4
4.5%	41,910	105.2	105.1	44,031	89	4.88	34	10.2
Total 15-Year Fixed Rate	$1,121,087	104.3%	101.9%	$1,142,583	68	3.52%	93%	10.2%

December 31, 2016

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$700,388	104.0%	101.6%	$711,696	48	3.04%	100%	9.9%
3.0%	288,648	105.9	103.3	298,311	54	3.49	100	11.3
3.5%	7,244	103.5	104.6	7,576	74	4.18	100	15.7
4.0%	343,105	103.5	105.9	363,258	73	4.40	80	14.2
4.5%	55,100	105.2	106.4	58,620	77	4.88	34	14.5
Total 15-Year Fixed Rate	$1,394,485	104.3%	103.2%	$1,439,461	57	3.54%	92%	11.5%

(1)  Does not include principal payments receivable of $1.9 million and $2.6 million at December 31, 2017 and 2016, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2017 and 2016, respectively.
(3)  Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of December 31, 2017 and 2016:

December 31, 2017

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$398,801	104.3%	104.6%	$416,978	3.47%	89	5	27%	16.7%
Agency 7/1	456,295	104.4	103.3	471,142	2.94	73	13	25	20.8
Agency 10/1	173,534	104.6	102.1	177,192	3.08	68	51	64	11.8
Total Hybrids Post June 2009	$1,028,630	104.4%	103.6%	$1,065,312	3.17%	78	16	32%	17.7%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$509,290	101.6%	104.7%	$533,183	3.43%	132	6	19%	16.1%
Coupon >= 4.5% (6)	2,511	103.2	104.0	2,612	5.13	119	2	42	1.0
Total Hybrids Pre June 2009	$511,801	101.7%	104.7%	$535,795	3.44%	132	5	19%	16.0%
Total Hybrids	$1,540,431	103.5%	103.9%	$1,601,107	3.26%	96	13	28%	17.1%

December 31, 2016

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$551,736	104.3%	105.7%	$583,318	2.93%	76	6	25%	17.7%
Agency 7/1	618,414	104.5	104.3	645,200	3.00	62	21	24	22.8
Agency 10/1	199,869	104.7	103.9	207,666	3.13	58	61	64	17.1
Total Hybrids Post June 2009	$1,370,019	104.4%	104.8%	$1,436,184	2.99%	67	21	30%	19.9%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$691,572	101.7%	105.6%	$730,626	2.92%	121	6	33%	16.9%
Coupon >= 4.5% (6)	28,847	101.4	105.5	30,426	5.71	112	7	69	18.1
Total Hybrids Pre June 2009	$720,419	101.7%	105.6%	$761,052	3.03%	120	6	34%	17.0%
Total Hybrids	$2,090,438	103.5%	105.1%	$2,197,236	3.01%	86	15	32%	18.9%

(1)  Does not include principal payments receivable of $1.9 million and $2.6 million at December 31, 2017 and 2016, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2017 and 2016, respectively.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest only period.  Percentage is based on MBS current face at December 31, 2017 and 2016, respectively.
(5)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.
(6)  Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at December 31, 2017 and 2016:

	December 31,
(In Thousands)	2017		2016
Non-Agency MBS
Face/Par	$3,718,743		$6,065,618
Fair Value	3,533,966		5,684,836
Amortized Cost	2,910,241		5,093,243
Purchase Discount Designated as Credit Reserve and OTTI	(593,227)	(1)	(694,241)	(2)
Purchase Discount Designated as Accretable	(215,325)		(278,191)
Purchase Premiums	50		57
(1)  Includes discount designated as Credit Reserve of $579.0 million and OTTI of $14.2 million.
(2)  Includes discount designated as Credit Reserve of $675.6 million and OTTI of $18.6 million.

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017		2016
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(694,241)	$(278,191)	$(787,541)	$(312,182)
Impact of RMBS Issuer settlement (2)	—	—	—	(59,900)
Accretion of discount	—	77,513	—	80,548
Realized credit losses	49,291	—	64,217	—
Purchases	(29,810)	18,386	(25,999)	13,094
Sales	31,730	17,802	17,863	37,953
Net impairment losses recognized in earnings	(1,032)	—	(485)	—
Transfers/release of credit reserve	50,835	(50,835)	37,704	(37,704)
Balance at end of period	$(593,227)	$(215,325)	$(694,241)	$(278,191)

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

The following table presents information with respect to the yield components of our Non-Agency MBS for the periods presented:

	For the Year Ended December 31,
	2017		2016		2015
	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS
Non-Agency MBS
Coupon Yield (1)	5.61%	4.05%	5.24%	3.80%	5.08%	3.61%
Effective Yield Adjustment (2)	3.34	0.09	2.66	0.08	2.54	0.07
Net Yield	8.95%	4.14%	7.90%	3.88%	7.62%	3.68%

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

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at December 31, 2017 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total MBS
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$—	—%	$141	2.33%	$586,126	2.22%	$1,666,938	2.24%	$2,253,205	$2,246,600	2.23%
Freddie Mac	—	—	—	—	249,277	1.98	335,643	1.87	584,920	571,748	1.91
Ginnie Mae	—	—	—	—	98	2.32	6,156	2.01	6,254	6,333	2.02
Total Agency MBS	$—	—%	$141	2.33%	$835,501	2.15%	$2,008,737	2.17%	$2,844,379	$2,824,681	2.17%
Non-Agency MBS	$—	—%	$271,115	3.90%	$2,904	3.88%	$2,636,222	8.35%	$2,910,241	$3,533,966	7.93%
Total MBS	$—	—%	$271,256	3.90%	$838,405	2.15%	$4,644,959	5.68%	$5,754,620	$6,358,647	5.08%

CRT Securities

At December 31, 2017, our CRT securities had an amortized cost of $608.1 million, a fair value of $664.4 million, a weighted average yield of 6.02% and weighted average time to maturity of 9.2 years. At December 31, 2016, our CRT securities had an amortized cost of $382.7 million, a fair value of $404.9 million, a weighted average yield of 5.86% and weighted average time to maturity of 9.0 years.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loans held by consolidated trusts and certain entities established in connection with our loan securitization transactions at December 31, 2017 and does not reflect estimates of prepayments or scheduled amortization. For residential whole loans at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Residential Whole Loans, at Carrying Value	Residential Whole Loans, at Fair Value
Amount due:
Within one year	$43,418	$9,985
After one year:
Over one to five years	18,646	14,559
Over five years	846,452	1,300,571
Total due after one year	$865,098	$1,315,130
Total residential whole loans	$908,516	$1,325,115

The following table presents at December 31, 2017, the dollar amount of our residential whole loans held at fair value, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Residential Whole Loans at Fair Value (1)
Interest rates:
Fixed	$695,145
Adjustable	619,985
Total	$1,315,130

(1) Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of December 31, 2017.

Information is not presented for purchase credit impaired residential whole loans at carrying value as income is recognized based on pools of assets with similar risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than on the contractual coupons of the underlying loans.

The following table presents additional information regarding our residential whole loans held at fair value at December 31, 2017 and 2016:

	Residential Whole Loans at Fair Value
(Dollars in Thousands)	December 31, 2017	December 31, 2016
Loans 90 days or more past due:
Number of Loans	3,984	2,560
Aggregate Amount Outstanding	$840,572	$570,025

Income on credit impaired residential whole loans held at carrying value is recognized based on pools of assets with similar credit risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than the contractual coupons of the underlying loans. As the unit of account is at the pool level rather than the individual loan level, none of our residential whole loans held at carrying value are currently considered 90 days or more past due.

Exposure to Financial Counterparties

We finance a significant portion of our residential mortgage assets with repurchase agreements and other advances.  In connection with these financing arrangements, we pledge our assets as collateral to secure the borrowing.  The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 1% - 8% of the amount borrowed (U.S. Treasury and Agency MBS collateral) to up to 35% (Non-Agency MBS collateral).  Consequently, while repurchase agreement financing results in us recording a liability to the counterparty in our consolidated balance sheets, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets.  The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

The table below summarizes our exposure to our counterparties at December 31, 2017, by country:

Country	Number of Counterparties	Repurchase Agreement Financing and Other Advances		Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland (3)	3	$1,030,090		373,254	3.41%
France	2	617,536		157,368	1.44
United Kingdom	3	414,361		135,147	1.23
Holland	1	120,220		9,488	0.09
Total European	9	2,182,207		675,257	6.17%
Other Countries:
United States	15	$3,180,405		775,617	7.08%
Canada (4)	3	732,278		189,163	1.73
Japan (5)	3	441,160		35,928	0.33
China (5)	1	398,187		13,993	0.13
South Korea	1	180,670		12,490	0.11
Total Other	23	4,932,700		1,027,191	9.38%
Total	32	$7,114,907	(6)	1,702,448	15.55%

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

(4)
Includes Canada-based counterparties as well as U.S.-domiciled subsidiaries of Canadian parent entities. In the case of one counterparty, also includes exposure of $168.6 million to Barbados-based affiliate of the Canadian parent entity.

(5)	Exposure is to U.S.-domiciled subsidiary of the Japanese or Chinese parent entity, as the case may be.

(6)	Includes $500.0 million of repurchase agreements entered into in connection with contemporaneous repurchase and reverse repurchase agreements with a single counterparty.

At December 31, 2017, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Current period estimated taxable income and items expected to impact future taxable income

We estimate that for 2017, our taxable income was approximately $331.4 million. Based on dividends paid or declared during 2017, we have undistributed taxable income of approximately $57.9 million, or $0.15 per share. We have until the filing of our 2017 tax return (due not later than October 15, 2018) to declare the distribution of any 2017 REIT taxable income not previously distributed.

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

Key differences between GAAP net income and REIT Taxable Income for Non-Agency MBS and Residential Whole Loans

Our total Non-Agency MBS portfolio for tax differs from our portfolio reported for GAAP primarily due to the fact that for tax purposes; (i) certain of the MBS contributed to the VIEs used to facilitate MBS resecuritization transactions were deemed to be sold; and (ii) the tax basis of underlying MBS considered to be reacquired in connection with the unwind of such transactions becomes the fair value of such securities at the time of the unwind. For GAAP reporting purposes the underlying MBS that were included in these MBS resecuritization transactions were not considered to be sold. Similarly, for tax purposes the residential whole loans contributed to the VIE used to facilitate our second quarter 2017 loan securitization transaction were deemed to be sold for tax purposes, but not for GAAP reporting purposes.  In addition, for our Non-Agency MBS and residential whole loan tax portfolios, potential timing differences arise with respect to the accretion of market discount into income and recognition of realized losses for tax purposes as compared to GAAP.  Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

The determination of taxable income attributable to Non-Agency MBS and residential whole loans is dependent on a number of factors, including principal payments, defaults, loss mitigation efforts and loss severities.  In estimating taxable income for Non-Agency MBS and residential whole loans during the year, management considers estimates of the amount of discount expected to be accreted.  Such estimates require significant judgment and actual results may differ from these estimates.  Moreover, the deductibility of realized losses from Non-Agency MBS and residential whole loans, and their effect on market discount accretion is analyzed on an asset-by-asset basis and while they will result in a reduction of taxable income, this reduction tends to occur gradually and primarily for Non-Agency MBS in periods after the realized losses are reported. In addition, for MBS resecuritization transactions that were treated as sale of the underlying MBS for tax purposes, taxable gain or loss, if any, resulting from the unwind of such transactions is not recognized in GAAP net income.

Securitization transactions result in differences between GAAP net income and REIT Taxable Income

For tax purposes, depending on the transaction structure, a securitization and/or resecuritization transaction may be treated either as a sale or a financing of the underlying collateral.  Income recognized from securitization and resecuritization transactions will differ for tax and GAAP purposes.  For tax purposes, we own and may in the future acquire interests in securitization and /or resecuritization trusts, in which several of the classes of securities are or will be issued with Original Issue Discount (or OID).  As the holder of the retained interests in the trust, we generally will be required to include OID in our current gross interest income over the term of the applicable securities as the OID accrues.  The rate at which the OID is recognized into taxable income is calculated using a constant rate of yield to maturity, with realized losses impacting the amount of OID recognized in REIT taxable income once they are actually incurred.  Under the TCJA, the timing of such income may be affected by when we include such income for financial accounting purposes. For tax purposes, REIT taxable income may be recognized in excess of economic income (i.e., OID) or in advance of the corresponding cash flow from these assets, thereby affecting our dividend distribution requirement to stockholders. In addition, for securitization and/or resecuritization transactions that were treated as a sale of the underlying collateral for tax purposes, the unwind of any such transaction will likely result in a taxable gain or loss that is likely not recognized in GAAP net income since securitization and resecuritization transactions are typically accounted for as financing transactions for GAAP purposes. The tax basis of underlying residential whole loans or MBS re-acquired in connection with the unwind of such transactions becomes the fair market value of such assets at the time of the unwind.

Regulatory Developments

The U.S. Congress, Board of Governors of the Federal Reserve System, U.S. Treasury, FDIC, SEC and other governmental and regulatory bodies have taken and continue to consider additional actions in response to the 2007-2008 financial crisis.  In particular, the Dodd-Frank Act created a new regulator, an independent bureau housed within the Federal Reserve System, and known as the Consumer Financial Protection Bureau (or the CFPB). The CFPB has broad authority over a wide range of consumer financial products and services, including mortgage lending and servicing.  One portion of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or Mortgage Reform Act), contains underwriting and servicing standards for the mortgage industry, restrictions on compensation for mortgage loan originators, and various other requirements related to mortgage origination.  In addition, the Dodd-Frank Act grants broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating rating agencies.

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

The FHFA and both houses of Congress have discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’ guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform.  While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations.  As the FHFA and both houses of Congress continue to consider various measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2018. However, we cannot be certain if any housing and/or mortgage-related legislation will emerge from committee, or be approved by Congress, and if so, what the effect will be on our business.

Additional Material U.S. Federal Income Tax Considerations

The following is a summary of certain additional material federal income tax considerations with respect to the ownership of our stock. This summary supplements and should be read together with “Material U.S. Federal Income Tax Considerations” in the prospectus dated November 16, 2016 and filed as part of our registration statement on Form S-3 (No. 333-214659).

Recent Legislation

The recently passed tax law informally known as the TCJA made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders, and may lessen the relative competitive advantage of operating as a REIT rather than as a C corporation. Pursuant to this legislation, as of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to

37%, (3) the corporate alternative minimum tax is repealed and (4) the backup withholding rate for Domestic Owners is reduced to 24%. In addition, individuals, estates and trusts may deduct up to 20% of certain pass-through income, including ordinary REIT dividends that are not “capital gain dividends” or “qualified dividend income,” subject to certain limitations. For taxpayers qualifying for the full deduction, the effective maximum tax rate on ordinary REIT dividends would be 29.6% (through taxable years ending in 2025). The maximum rate of withholding with respect to our distributions to Foreign Owners that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. The deduction of net interest expense is limited for all businesses; provided that certain businesses, including real estate businesses, may elect not to be subject to such limitations and instead to depreciate their real property related assets over longer depreciable lives. To the extent that a taxable REIT subsidiary has interest expense that exceeds its interest income, the net interest expense limitation could potentially apply to such taxable REIT subsidiary. The reduced corporate tax rate will apply to our taxable REIT subsidiaries.

Under the TCJA, we generally will be required to take certain amounts in income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of income with respect to our debt instruments or MBS, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time. This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or MBS issued with original issue discount, for tax years beginning after December 31, 2018. To the extent that this rule requires the accrual of income earlier than under the general tax rules, it could increase our “phantom income,” which may make it more likely that we could be required to borrow funds or take other action to satisfy the REIT distribution requirements for the taxable year in which this “phantom income” is recognized.

Under the TCJA, deferred foreign income of our foreign TRSs that has not previously been subject to tax would be deemed repatriated and would be included in income. Any income deemed repatriated would be excluded from both the 75% and 95% gross income tests, but would increase our REIT distribution requirement. REITs are permitted to elect to include such income in taxable income over an eight year period. Because we have included earnings of our foreign TRS in our income, we do not expect our foreign TRS to have any deferred foreign income.

We urge you to consult your tax advisors regarding the impact of the TCJA on the purchase, ownership and sale of our stock.

Taxation of Foreign Owners

Foreign Owners that are “qualified shareholders” or “qualified foreign pension funds” may be eligible for additional exemptions from Foreign Investment in Real Property Tax Act of 1980 (or FIRPTA) withholding. REIT distributions that are exempt from FIRPTA withholding may still be subject to regular U.S. withholding tax.

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

General

For 2017, we had net income available to our common stock and participating securities of $307.4 million, or $0.79 per basic and diluted common share, compared to net income available to common stock and participating securities for 2016 of $297.7 million, or $0.80 per basic and diluted common share. The increase in net income available to common stock and participating securities primarily reflects higher other income, driven primarily by higher net gains realized on residential whole loans held at fair value, unrealized gains on CRT securities accounted for at fair value, gains on the liquidation of certain residential whole loans accounted for at carrying value and higher gains on sales of Legacy Non-Agency MBS. This increase was partially offset by a decrease in our net interest income primarily on our Agency and Non-Agency MBS portfolios. In addition, operating and other expenses where higher primarily due to increases in loan servicing and other related operating expenses, and non-recurring expenses in relation to our contractual obligation to accelerate the vesting of certain share based awards and to make a death benefit payment to the estate of our former Chief Executive Officer. The decrease in net income available to common stock and participating securities on a per share basis primarily reflects an increase in our common shares issued through a public offering during the second quarter of 2017.

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

For 2017, our net interest spread and margin were 2.09% and 2.55%, respectively, compared to a net interest spread and margin of 2.12% and 2.45%, respectively, for 2016. Our net interest income decreased by $27.8 million, or 10.5%, to $236.3 million from $264.1 million for 2016. For 2017 net interest income from Agency MBS and Legacy Non-Agency MBS declined compared to 2016 by approximately $36.7 million, primarily due to lower average amounts invested in these securities and higher funding costs, partially offset by higher yields earned on these securities. In addition, net interest income on RPL/NPL MBS was approximately $21.2 million lower compared to 2016 primarily due to lower average amounts invested in these securities and higher funding costs partially offset by higher yields earned on these securities. These decreases were partially offset by higher net interest income on MSR related assets, CRT securities, and residential whole loans at carrying value of approximately $32.4 million compared to 2016, primarily due to higher average amounts invested in these assets and higher yields earned on CRT securities. In addition, net interest income for 2017 also includes $19.7 million of interest expense associated with residential whole loans at fair value, reflecting a $5.8 million increase in borrowing costs related to these investments compared to 2016. Coupon interest income received from residential whole loans at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2017, 2016 and 2015.  Average yields are derived by dividing interest income by the average amortized cost of the related assets, and average costs are derived by dividing interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	For the Year Ended December 31,
	2017				2016				2015
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$3,272,766		$65,355	2.00%	$4,258,744		$83,069	1.95%	$5,282,198		$105,835	2.00%
Legacy Non-Agency MBS (1)	2,276,247		203,650	8.95	2,941,507		232,500	7.90	3,600,339		274,352	7.62
RPL/NPL MBS (1)	1,629,573		67,462	4.14	2,586,495		100,321	3.88	2,423,808		89,218	3.68
Total MBS	7,178,586		336,467	4.69	9,786,746		415,890	4.25	11,306,345		469,405	4.15
CRT securities (1)	543,360		31,715	5.84	271,566		14,770	5.44	133,458		6,572	4.92
MSR related assets (1)	392,948		24,830	6.32	36,013		2,100	5.83	—		—	—
Residential whole loans, at carrying value (2)	610,420		36,187	5.93	389,910		23,916	6.13	241,801		16,036	6.63
Cash and cash equivalents (3)	546,579		4,249	0.78	291,064		774	0.27	212,917		130	0.06
Total interest-earning assets	9,271,893		433,448	4.67	10,775,299		457,450	4.25	11,894,521		492,143	4.14
Total non-interest-earning assets (2)	2,347,281				2,061,281				1,774,534
Total assets	$11,619,174				$12,836,580				$13,669,055

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements and other advances (4)	$7,441,607		$186,347	2.50	$8,972,475		$184,986	2.06	$9,596,407		$166,918	1.74
Securitized debt (5)	96,311		2,755	2.86	6,700		333	4.97	65,319		1,996	3.06
Senior Notes	96,751		8,039	8.31	96,714		8,036	8.31	96,680		8,034	8.31
Total interest-bearing liabilities	7,634,669		197,141	2.58	9,075,889		193,355	2.13	9,758,406		176,948	1.81
Total non-interest-bearing liabilities	780,691				795,121				781,188
Total liabilities	8,415,360				9,871,010				10,539,594
Stockholders’ equity	3,203,814				2,965,570				3,129,461
Total liabilities and stockholders’ equity	$11,619,174				$12,836,580				$13,669,055

Net interest income/net interest rate spread (6)			$236,307	2.09%			$264,095	2.12%			$315,195	2.33%
Net interest-earning assets/net interest margin (7)	$1,637,224			2.55%	$1,699,410			2.45%	$2,136,115			2.65%
Ratio of interest-earning assets to interest-bearing liabilities	1.21	x			1.19	x			1.22	x

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

(5)
Securitized debt for 2017 reflects securitized debt from our 2017 loan securitization transactions. Securitized debt for 2016 and 2015 reflects securitized debt from our MBS resecuritization transactions.

(6)	Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.

(7)	Net interest margin reflects net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2017			Year Ended December 31, 2016
	Compared to			Compared to
	Year Ended December 31, 2016			Year Ended December 31, 2015
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Agency MBS	$(19,762)	$2,048	$(17,714)	$(20,028)	$(2,738)	$(22,766)
Legacy Non-Agency MBS	(57,019)	28,169	(28,850)	(51,758)	9,906	(41,852)
RPL/NPL MBS	(39,233)	6,374	(32,859)	6,148	4,955	11,103
CRT securities	15,790	1,155	16,945	7,446	752	8,198
MSR related assets	22,539	191	22,730	2,100	—	2,100
Residential whole loans, at carrying value (1)	13,097	(826)	12,271	9,166	(1,286)	7,880
Cash and cash equivalents	1,088	2,387	3,475	64	580	644
Total net change in income from interest-earning assets	$(63,500)	$39,498	$(24,002)	$(46,862)	$12,169	$(34,693)

Interest-bearing liabilities:
Agency repurchase agreements and FHLB advances	$(13,779)	$11,470	$(2,309)	$(11,046)	$8,578	$(2,468)
Legacy Non-Agency repurchase agreements	(13,682)	6,456	(7,226)	(8,937)	3,646	(5,291)
RPL/NPL MBS repurchase agreements	(18,944)	7,260	(11,684)	1,551	8,356	9,907
CRT securities repurchase agreements	4,507	891	5,398	2,102	375	2,477
MSR related assets repurchased agreements	7,332	85	7,417	632	—	632
Residential whole loan at carrying value repurchase agreements	3,919	1,133	5,052	3,562	327	3,889
Residential whole loan at fair value repurchase agreements	3,337	1,376	4,713	8,036	886	8,922
Securitized debt	2,621	(199)	2,422	(2,452)	789	(1,663)
Senior Notes	3	—	3	2	—	2
Total net change in expense from interest-bearing liabilities	$(24,686)	$28,472	$3,786	$(6,550)	$22,957	$16,407
Net change in net interest income	$(38,814)	$11,026	$(27,788)	$(40,312)	$(10,788)	$(51,100)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)

December 31, 2017	2.08%	2.54%
September 30, 2017	2.02	2.54
June 30, 2017	2.10	2.58
March 31, 2017	2.27	2.63

December 31, 2016	2.12	2.46
September 30, 2016	2.13	2.46
June 30, 2016	2.14	2.46
March 31, 2016	2.18	2.51

(1)	Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)	Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
December 31, 2017	2.08%	1.79%	0.29%	9.12%	3.29%	5.83%	4.27%	2.72%	1.55%	4.85%	2.44%	2.41%
September 30, 2017	1.97	1.75	0.22	8.93	3.26	5.67	4.43	2.69	1.74	4.74	2.41	2.33
June 30, 2017	1.96	1.57	0.39	8.85	3.28	5.57	4.18	2.46	1.72	4.68	2.29	2.39
March 31, 2017	1.98	1.49	0.49	8.90	3.05	5.85	3.87	2.27	1.60	4.58	2.15	2.43

December 31, 2016	1.92	1.41	0.51	8.24	3.01	5.23	3.85	2.14	1.71	4.35	2.07	2.28
September 30, 2016	1.83	1.28	0.55	8.09	2.98	5.11	3.86	2.05	1.81	4.24	1.96	2.28
June 30, 2016	1.96	1.26	0.70	7.72	2.88	4.84	3.83	2.01	1.82	4.19	1.91	2.28
March 31, 2016	2.07	1.27	0.80	7.61	2.86	4.75	3.97	2.07	1.90	4.23	1.91	2.32

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency cost of funding includes 43, 44, 49, 60, 65, 62, 63 and 65 basis points and Legacy Non-Agency cost of funding includes 45, 45, 58, 58, 69, 74, 69 and 65 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended December 31, 2017, September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for 2017 decreased by $17.7 million, or 21.3% to $65.4 million from $83.1 million for 2016.  This change primarily reflects a $986.0 million decrease in the average amortized cost of our Agency MBS portfolio to $3.3 billion for 2017 from $4.3 billion for 2016 partially offset by an increase in the net yield on our Agency MBS to 2.00% for 2017 from 1.95% for 2016.  At the end of 2017, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of 2016.  However, during 2017, our Agency MBS portfolio experienced a 15.5% CPR and we recognized a $31.3 million of net premium amortization compared to a CPR of 14.4% and $36.9 million of net premium amortization in 2016. At December 31, 2017, we had net purchase premiums on our Agency MBS of $104.0 million, or 3.8% of current par value, compared to net purchase premiums of $135.1 million, or 3.8% of par value at December 31, 2016.

Interest income on our Non-Agency MBS (which includes Non-Agency MBS transferred to consolidated VIEs) decreased $61.7 million, or 18.5%, for 2017 to $271.1 million compared to $332.8 million for 2016, primarily due to the decrease in the average amortized cost of our Non-Agency portfolio of $1.6 billion or 29.3%, to $3.9 billion for 2017, from $5.5 billion for 2016.  This decrease more than offset that impact of the higher yields generated on our Legacy Non-Agency MBS portfolio, which were 8.95% for 2017 compared to 7.90% for 2016. The increase in the net yield on our Legacy Non-Agency MBS reflects the impact of the cash proceeds received during 2016 in connection with the settlement of litigation related to certain Countrywide and Citigroup sponsored residential mortgage backed securitization trusts, the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and the impact of redemptions during 2017 of certain securities that had been previously purchased at a discount. Our RPL/NPL MBS portfolio yielded 4.14% for 2017 compared to 3.88% for 2016. The increase in the net yield reflects an increase in the average coupon yield to 4.05% for 2017 from 3.80% for 2016 and higher accretion income recognized in the current year due to the impact of redemptions of certain securities that had been previously purchased at a discount.

During 2017, we recognized net purchase discount accretion of $77.5 million on our Non-Agency MBS, compared to $80.6 million for 2016.  At December 31, 2017, we had net purchase discounts of $806.5 million, including Credit Reserve and previously recognized OTTI of $593.2 million, on our Legacy Non-Agency MBS, or 28.8% of par value.  During 2017, we reallocated $50.8 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
December 31, 2017	3.00%	2.08%	14.1%	5.82%	9.12%	16.3%	4.24%	4.27%	20.1%
September 30, 2017	2.98	1.97	16.2	5.63	8.93	18.7	4.24	4.43	26.2
June 30, 2017	2.94	1.96	16.3	5.52	8.85	18.2	4.03	4.18	36.2
March 31, 2017	2.90	1.98	15.1	5.50	8.90	16.8	3.84	3.87	27.1

December 31, 2016	2.86	1.92	15.9	5.40	8.24	17.3	3.82	3.85	25.8
September 30, 2016	2.83	1.83	16.7	5.28	8.09	15.9	3.83	3.86	32.2
June 30, 2016	2.80	1.96	13.9	5.19	7.72	16.1	3.81	3.83	25.4
March 31, 2016	2.78	2.07	11.7	5.09	7.61	13.3	3.73	3.97	23.0

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

Interest Expense

Our interest expense for 2017 increased by $3.8 million or 1.96% to $197.1 million, from $193.4 million for 2016.  This increase primarily reflects an increase in financing rates on our repurchase agreement financings, an increase in our average borrowings to finance residential whole loans, MSR related assets and CRT securities, which was partially offset by a decrease in our average repurchase agreement borrowings and other advances to finance Agency MBS and Non-Agency MBS. The effective interest rate paid on our borrowings increased to 2.58% for the year ended December 31, 2017, from 2.13% for the year ended December 31, 2016.

At December 31, 2017, we had repurchase agreement borrowings of $6.6 billion of which $2.6 billion was hedged with Swaps. At December 31, 2017, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 2.04% and extended 27 months on average with a maximum remaining term of approximately 68 months.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $24.5 million or 32 basis points, for 2017, compared to interest expense of $40.9 million, or 45 basis points, for 2016.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 1.98% for 2017 from 1.82% for 2016.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 1.07% for 2017 from 0.48% for 2016.  During 2017, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $350.0 million and a weighted average fixed-pay rate of 0.58% amortize and/or expire.

We expect that our interest expense and funding costs for 2018 will be impacted by market interest rates, the amount of our borrowings and incremental hedging activity, existing and future interest rates on our hedging instruments and the extent to which we execute additional longer-term structured financing transactions.  As a result of these variables, our borrowing costs cannot be predicted with any certainty.  (See Notes 5(b), 6 and 14 to the accompanying consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

OTTI

During 2017 and 2016, we recognized OTTI charges through earnings against certain of our Non-Agency MBS of $1.0 million and $485,000, respectively. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows. At December 31, 2017, we had 433 Agency MBS with a gross unrealized loss of $43.1 million and 15 Non-Agency MBS with a gross unrealized loss of $453,000. Impairments on Agency MBS in an unrealized loss position at December 31, 2017 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the year are considered temporary based on an assessment of changes in the expected cash flows for such securities, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in our analysis of expected cash flows for our Legacy Non-Agency MBS and any determination of the credit component of OTTI. (See “Critical Accounting Policies and Estimates” for more information regarding OTTI.)

Other Income, net

For 2017, Other Income, net, increased by $50.0 million, or 45.8% to $159.0 million compared to $109.0 million for 2016. Other Income, net for 2017 primarily reflects a $90.0 million net gain recorded on residential whole loans held at fair value, $39.6 million of net gains realized on the sale of $243.1 million Non-Agency MBS and U.S. Treasury securities and $27.7 million of unrealized gains on CRT securities accounted for at fair value. Other Income, net for 2016 primarily reflects a net gain of $62.6 million on residential whole loans held at fair value, $35.8 million, of gross gains realized on the sale of $85.6 million of Non-Agency MBS and $13.0 million of unrealized gains on CRT securities accounted for at fair value.

Operating and Other Expense

For 2017, we had compensation and benefits and other general and administrative expenses of $49.6 million, or 1.55% of average equity, compared to $45.6 million, or 1.54% of average equity, for 2016.  Compensation and benefits expense increased $2.4 million to $31.7 million for 2017, compared to $29.3 million for 2016, primarily reflecting non-recurring expenses recorded in relation to our contractual obligation to accelerate the vesting of certain share based awards and to make a death benefit payment to the estate of our former Chief Executive Officer. Our other general and administrative expenses increased by $1.6 million to $18.0 million for 2017 compared to $16.3 million for 2016.  The increase was primarily due to higher costs related to stock-based compensation awards to Directors, higher professional services related costs and higher costs associated with the loan securitization transactions and other structured financing transactions completed during 2017.

Operating and Other Expense during 2017 also includes $22.3 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $7.9 million, primarily due to increases in non-recoverable advances on REO, increased loan servicing and modification fees and higher loan acquisition related expenses, which were partially offset by a decrease in the provision for loan losses recognized for 2017.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
December 31, 2017	3.47%	12.29%	29.33%	0.83	2.3	$7.70
September 30, 2017	2.10	7.78	28.60	1.33	2.4	7.70
June 30, 2017	2.63	10.01	27.59	1.00	2.5	7.76
March 31, 2017	2.42	10.19	24.95	1.00	2.9	7.66

December 31, 2016	2.18	9.52	24.19	1.11	3.1	7.62
September 30, 2016	2.47	11.05	23.46	0.95	3.1	7.64
June 30, 2016	2.33	10.83	22.58	1.00	3.3	7.41
March 31, 2016	2.29	10.82	22.19	1.00	3.4	7.17

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

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

For 2016, our net interest spread and margin were 2.12% and 2.45%, respectively, compared to a net interest spread and margin of 2.33% and 2.65%, respectively, for 2015. Our net interest income decreased by $51.1 million, or 16.2%, to $264.1 million from $315.2 million for 2015. For 2016 net interest income from Agency MBS and Legacy Non-Agency MBS declined compared to 2015 by approximately $55.2 million, primarily due to lower average amounts invested in these securities and higher funding costs, partially offset by higher yields earned on Legacy Non-Agency MBS. This decrease was partially offset by higher net interest income on residential whole loans at carrying value, RPL/NPL MBS and CRT securities of approximately $10.9 million, primarily due to higher average balances and yields on RPL/NPL MBS and CRT securities and higher average balances of residential loans at carrying value. In addition, net interest income also included $13.9 million of interest expense associated with residential whole loans at fair value, reflecting an $8.9 million increase in borrowing costs related to these investments compared to 2015, consistent with the overall growth of this asset class during 2016. Coupon interest income received from residential whole loans at fair value is presented as a component of the total income earned on these investment and therefore is included in Other income, net interest income.

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

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
December 31, 2016	1.92%	1.41%	0.51%	8.24%	3.01%	5.23%	3.85%	2.14%	1.71%	4.35%	2.07%	2.28%
September 30, 2016	1.83	1.28	0.55	8.09	2.98	5.11	3.86	2.05	1.81	4.24	1.96	2.28
June 30, 2016	1.96	1.26	0.70	7.72	2.88	4.84	3.83	2.01	1.82	4.19	1.91	2.28
March 31, 2016	2.07	1.27	0.80	7.61	2.86	4.75	3.97	2.07	1.90	4.23	1.91	2.32

December 31, 2015	2.04	1.17	0.87	7.64	2.90	4.74	3.70	1.81	1.89	4.17	1.81	2.36
September 30, 2015	1.84	1.13	0.71	7.60	2.76	4.84	3.74	1.73	2.01	4.08	1.73	2.35
June 30, 2015	1.89	1.06	0.83	7.59	2.77	4.82	3.66	1.60	2.06	4.09	1.65	2.44
March 31, 2015	2.22	1.13	1.09	7.64	2.85	4.79	3.62	1.52	2.10	4.26	1.69	2.57

(1)	Reflected annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflected annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency cost of funding included 65, 62, 63, 65, 74, 74, 70 and 78 basis points and Legacy Non-Agency cost of funding included 69, 74, 69, 65, 69, 66, 68 and 78 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended December 31, 2016, September 30, 2016, June 30, 2016, March 31, 2016, December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

(3)	Reflected the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for 2016 decreased by $22.8 million, or 21.5% to $83.1 million from $105.8 million for 2015.  This change primarily reflected a $1.0 billion decrease in the average amortized cost of our Agency MBS portfolio to $4.3 billion for 2016 from $5.3 billion for 2015. In addition, the net yield on our Agency MBS decreased to 1.95% for 2016 from 2.00% for 2015.  At the end of 2016, the average coupon on mortgages underlying our Agency MBS was slightly higher compared to the end of 2015.  However, during 2016, our Agency MBS portfolio experienced a 14.4% CPR and we recognized a $36.9 million of net premium amortization compared to a CPR of 13.2% and $41.2 million of net premium amortization in 2015, which resulted in the year on year decline in net yield. At December 31, 2016, we had net purchase premiums on our Agency MBS of $135.1 million, or 3.8% of current par value, compared to net purchase premiums of $172.0 million, or 3.8% of par value at December 31, 2015.

Interest income on our Non-Agency MBS (which included Non-Agency MBS transferred to consolidated VIEs) decreased $30.7 million, or 8.5%, for 2016 to $332.8 million compared to $363.6 million for 2015, primarily due to the decrease in the average amortized cost of our Non-Agency portfolio of $496.1 million or 8.2%, to $5.5 billion for 2016, from $6.0 billion for 2015.  This decrease more than offset that impact of the higher yields generated on our Legacy Non-Agency MBS portfolio, which were 7.90% for 2016 compared to 7.62% for 2015. The increase in the yield on our Legacy Non-Agency MBS reflected the impact of the cash proceeds (a one-time payment) received during the quarter ended June 30, 2016 in connection with the settlements of litigation related to certain Countrywide and Citigroup sponsored residential mortgage backed securitization trusts and the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, resulting in credit reserve releases, in the current and prior year. Our RPL/NPL MBS portfolio yielded 3.88% for 2016 compared to 3.68% for 2015. The increase in the net yield on this portfolio was primarily due to the addition of higher yielding securities since 2015 and the impact of redemptions during 2016 of certain securities that had been previously purchased at a discount.

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

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
December 31, 2016	2.86%	1.92%	15.9%	5.40%	8.24%	17.3%	3.82%	3.85%	25.8%
September 30, 2016	2.83	1.83	16.7	5.28	8.09	15.9	3.83	3.86	32.2
June 30, 2016	2.80	1.96	13.9	5.19	7.72	16.1	3.81	3.83	25.4
March 31, 2016	2.78	2.07	11.7	5.09	7.61	13.3	3.73	3.97	23.0

December 31, 2015	2.76	2.04	11.8	5.09	7.64	14.6	3.68	3.70	21.5
September 30, 2015	2.74	1.84	15.4	5.10	7.60	16.3	3.62	3.74	29.5
June 30, 2015	2.77	1.89	14.8	5.06	7.59	14.8	3.57	3.66	28.6
March 31, 2015	2.99	2.22	10.9	5.11	7.64	11.1	3.56	3.62	19.6

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

Interest Expense

Our interest expense for 2016 increased by $16.4 million, or 9.3% to $193.4 million, from $176.9 million for 2015.  This increase primarily reflected an increase in financing rates on our repurchase agreement financings, an increase in our average borrowings to finance residential whole loans, CRT securities and RPL/NPL MBS, which was partially offset by a decrease in our average repurchase agreement borrowings to finance Agency MBS and Legacy Non-Agency MBS, and a decrease in the average balance of FHLB advances and securitized debt.

At December 31, 2016, we had repurchase agreement borrowings of $8.5 billion of which $2.9 billion was hedged with Swaps and FHLB advances of $215.0 million. At December 31, 2016, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 1.87% and extended 35 months on average with a maximum remaining term of approximately 80 months.

The effective interest rate paid on our borrowings increased to 2.13% for 2016 from 1.81% for 2015.  This increase reflected higher financing rates on our repurchase agreement financings, the increase in our average balance of repurchase agreements to finance residential whole loans, CRT securities and RPL/NPL MBS, partially offset by the lower average balance of Agency and Legacy Non-Agency repurchase agreements, FHLB advances and securitized debt.

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

Other Income, net

For 2016, Other income, net, increased by $57.9 million, or 113.1% to $109.0 million from $51.2 million for 2015. Other income, net for 2016 primarily reflected a $62.6 million net gain recorded on residential whole loans held at fair value and $35.8 million of gross gains realized on the sale of $85.6 million Non-Agency MBS and $13.0 million of unrealized gains on CRT securities accounted for at fair value. During 2015, we sold Non-Agency MBS for $70.7 million, realizing gross gains of $34.9 million and recorded a net gain on residential whole loans held at fair value of $19.6 million.

Operating and Other Expense

For 2016, we had compensation and benefits and other general and administrative expenses of $45.6 million, or 1.54% of average equity, compared to $42.0 million, or 1.34% of average equity, for 2015.  Compensation and benefits expense increased $3.0 million to $29.3 million for 2016, compared to $26.3 million for 2015, which primarily reflected higher headcount and recognition for accounting purposes of additional expense associated with long term incentive awards. Our other general and administrative expenses increased by $579,000 to $16.3 million for 2016 compared to $15.8 million for 2015.  The increase was primarily due to higher IT development and related expenses.

Operating and Other Expense during 2016 also included $14.4 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $4.0 million, consistent with the overall growth in this asset class during 2016. The overall increase was primarily due to increased loan servicing and modification fees and non-recoverable advances on REO which were partially offset by a decrease in the provision for loan losses recognized and lower loan acquisition related expenses for 2016.

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

When the fair value of an AFS security is less than its amortized cost at the balance sheet date, the security is considered impaired.  We assess our impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If we intend to sell an impaired security, or it is more likely than not that we will be required to sell the impaired security before its anticipated recovery, then we must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If we do not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through AOCI on the consolidated balance sheets.

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

During 2017, we recognized credit-related OTTI losses through earnings related to our Non-Agency MBS of $1.0 million.  At December 31, 2017, we did not intend to sell any MBS that were in an unrealized loss position, and it is “more likely than not” that we will not be required to sell these MBS before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on our Agency MBS were $43.1 million at December 31, 2017.  Agency MBS are issued by GSEs and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While our Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, we do not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that we will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, we consider for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as our current and anticipated leverage capacity and liquidity position. Based on these analyses, we determined that at December 31, 2017 any unrealized losses on its Agency MBS were temporary.

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

Gross unrealized losses on our Non-Agency MBS were $453,000 at December 31, 2017.  Based upon the most recent evaluation, we do not consider these unrealized losses to be indicative of OTTI and do not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.  We have reviewed our Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

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

Our Legacy Non-Agency MBS, RPL/NPL MBS and CRT securities are valued using various market data points as described above, which management considers directly or indirectly observable parameters.  Accordingly, these securities are classified as Level 2 in the fair value hierarchy.

Term Notes Backed by MSR Related Collateral

Our valuation process for term notes backed by MSR related collateral considers a number of factors, including a comparable bond analysis performed by a third-party pricing service which involves determining a pricing spread at issuance of the term note. The pricing spread is used at each subsequent valuation date to determine an implied yield to maturity of the term note, which is used to derive an indicative market value for the security. This indicative market value is further reviewed by us and may be adjusted to ensure it reflects a realistic exit price at the valuation date given the structural features of these securities. At December 31, 2017, the indicative implied yields used in the valuation of these securities ranged from 5.8% to 6.6%. The weighted average indicative yield to maturity was 6.12%. Other factors taken into consideration include indicative values provided by repurchase agreement counterparties, estimated changes in fair value of the related underlying MSR collateral and the financial performance of the ultimate parent or sponsoring entity of the issuer, who has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient. As this process includes significant unobservable inputs, these securities are classified as Level 3 in the fair value hierarchy.

Residential Whole Loans, at Fair Value

We determine the fair value of our residential whole loans held at fair value after considering valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans trading activity observed in the marketplace. Our residential whole loans held at fair value are classified as Level 3 in the fair value hierarchy.

Swaps

As of December 31, 2017, all of our Swaps are cleared by a central clearing house. Valuations provided by the clearing house are used for purposes of determining the fair value of our Swaps. Such valuations obtained are tested with internally developed models that apply readily observable market parameters.  As our Swaps are subject to the clearing house’s margin requirements, no credit valuation adjustment was considered necessary in determining the fair value of such instruments.  Beginning in January 2017, variation margin payments on our cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap. Swaps are classified as Level 2 in the fair value hierarchy.

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

Residential Whole Loans

Residential whole loans included in our consolidated balance sheets are comprised of pools of fixed and adjustable rate residential mortgage loans acquired through consolidated trusts in secondary market transactions, with the majority at discounted purchase prices. The accounting model utilized by us is determined at the time each loan package is initially acquired and is generally based on the delinquency status of the majority of the underlying borrowers in the package at acquisition. The accounting model described below under “Residential Whole Loans at Carrying Value” is typically utilized by us for loans where the underlying borrower has a delinquency status of less than 60 days at the acquisition date. The accounting model described below under “Residential Whole Loans at Fair Value” is typically utilized by us for loans where the underlying borrower has a delinquency status of 60 days or more at the acquisition date. The accounting model initially applied is not subsequently changed.

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

Residential Whole Loans at Carrying Value

We have generally elected to account for these loans as credit impaired as they were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Substantially all of the underlying borrowers have previously experienced payment delinquencies and the amount owed on the mortgage loan may exceed the value of the property pledged as collateral. Consequently, these loans generally have a higher likelihood of default than newly originated mortgage loans with LTVs of 80% or less to creditworthy borrowers. We believe that amounts paid to acquire these loans represent fair market value at the date of acquisition. Loans considered credit impaired are initially recorded at the purchase price with no allowance for loan losses. Subsequent to acquisition, the recorded amount for these loans reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. These loans are presented on our consolidated balance sheets at carrying value, which reflects the recorded amount reduced by any allowance for loan losses established subsequent to acquisition.

Under the application of the accounting model for credit impaired loans, we may aggregate into pools loans acquired in the same fiscal quarter that are assessed as having similar risk characteristics. For each pool established, or on an individual loans basis for loans not aggregated into pools, we estimate at acquisition and periodically on at least a quarterly basis, the principal and interest cash flows expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield.” This amount is accreted as interest income over the life of the loans using an effective interest rate (level yield) methodology. Interest income recorded each period reflects the amount of accretable yield recognized and not the coupon interest payments received on the underlying loans. The difference between contractually required principal and interest payments and the cash flows expected to be collected is referred to as the “non-accretable difference,” and includes estimates of both the effect of prepayments and expected credit losses over the life of the underlying loans.

A decrease in expected cash flows in subsequent periods may indicate impairment at the pool and/or individual loan level, thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. The allowance for loan losses generally represents the present value of cash flows expected at acquisition, adjusted for any increases due to changes in estimated cash flows, that are subsequently no longer expected to be received at the relevant measurement date. Under the accounting model applied to credit impaired loans, a significant increase in expected cash flows in subsequent periods first reduces any previously recognized allowance for loan losses and then will result in a recalculation in the amount of accretable yield. The adjustment of accretable yield due to a significant increase in expected cash flows is accounted for prospectively as a change in estimate and results in reclassification from nonaccretable difference to accretable yield.

Residential Whole Loans at Fair Value

Certain of our residential whole loans are presented at fair value on our consolidated balance sheets as a result of a fair value election made at time of acquisition. For the majority of these loans, there is significant uncertainty associated with estimating the timing of and amount of cash flows that will be collected. Further, the cash flows ultimately collected may be dependent on the value of the property securing the loan. Consequently, we consider that accounting for these loans at fair value should result in a better reflection over time of the economic returns for the majority of these loans. We determine the fair value of our residential whole loans held at fair value after considering portfolio valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans and trading activity observed in the market place. Subsequent changes in fair value are reported in current period earnings and presented in Net gain on residential whole loans held at fair value on our consolidated statements of operations.

Cash received reflecting coupon payments on residential whole loans held at fair value is not included in Interest Income, but rather is presented in Net gain on residential whole loans held at fair value on our consolidated statements of operations. Cash outflows associated with loan related advances made by us on behalf of the borrower are included in the basis of the loan and are reflected in Net gain on residential whole loans held at fair value.

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

Our Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which we agree to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month LIBOR, on the notional amount of the Swap. We document our risk-management policies, including objectives and strategies, as they relate to our hedging activities and the relationship between the hedging instrument and the hedged liability for all Swaps designated as hedging transactions.  We assess, both at inception of a hedge and on a quarterly basis thereafter, whether or not the hedge is “highly effective.”

Swaps are carried on our consolidated balance sheets at fair value, in Other assets, if their fair value is positive, or in Other liabilities, if their fair value is negative. Beginning in January 2017, variation margin payments on our Swaps that have been novated to a clearing house are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap. Changes in the fair value of our Swaps designated in hedging transactions are recorded in OCI provided that the hedge remains effective.  Changes in fair value for any ineffective amount of a Swap are recognized in earnings.  We have not recognized any change in the value of our existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness.

We discontinue hedge accounting on a prospective basis and recognizes changes in fair value through earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge is no longer appropriate.

As of December 31, 2017, all of our Swaps have been novated to a central clearing house.

Income Taxes

We believe that we operate in, and intend to continue to operate in, a manner that allows and will continue to allow us to be taxed as a REIT.  Provided that we distribute all of our REIT taxable income (including net long-term capital gains) to stockholders in the timeframe permitted by the Code, we do not generally expect to pay corporate level taxes and/or excise taxes.  However, such taxes may arise from time to time in the normal course of our business.  Many of the REIT requirements, however, are highly technical and complex.  In addition, REIT taxable income calculated at the time our financial statements are prepared is based on certain estimates that may be revised as our tax return, which is not required to be filed until October in the following year, is completed.  If we were to fail to meet certain of the REIT requirements, we would be subject to U.S. federal, state and local income taxes.

In addition, we have elected to treat certain of our subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that we cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of our business may be conducted through one or more TRS, our income earned by TRS may be subject to corporate income taxation. To maintain our REIT election, no more than 20% of the value of our assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U. S. federal and state income taxes, our subsidiaries that elected to be treated as a TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No deferred tax benefit was recorded by us in 2017 or 2016, as a valuation allowance for the full amount of the associated deferred tax asset was recognized as its recovery is not considered more likely than not.

 Accounting for Equity-Based Compensation

We expense our equity-based compensation awards that are subject to vesting conditions, ratably over the vesting period of such awards, based upon the fair value of such awards at the grant date.  For certain awards granted prior to January 1, 2017, compensation expense included the impact of estimated forfeitures, with any changes in estimated forfeiture rates accounted for as a change in estimate. Upon adoption of new accounting guidance that was effective for us on January 1, 2017, we made a policy election to account for forfeitures as they occur. (See Notes 2(m) and 13 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

From 2011 through 2013, we granted certain RSUs that vested annually over a one or three-year period, provided that certain criteria were met, which were based on a formula tied to our achievement of average total stockholder return during that three-year period.  Starting in 2014, we have made annual grants of RSUs certain of which cliff vest after a three-year period and others of which cliff vest after a three-year period, subject to the achievement of certain performance criteria based on a formula tied to our achievement of average total stockholder return during that three-year period. The features in these awards related to the attainment of total stockholder return over a specified period constitute a “market condition” which impacts the amount of compensation expense recognized for these awards. Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which is recognized as compensation expense over the relevant vesting period.  The amount of compensation expense recognized is not dependent on whether the market condition was or will be achieved.

We have awarded dividend equivalents in connection with our equity-based awards.  Payments pursuant to dividend equivalents are generally charged to Stockholders’ Equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for dividend equivalents to the extent that the attached equity awards do not or are not expected to vest and grantees are not required to return payments of dividends or dividend equivalents to us.

RECENT ACCOUNTING STANDARDS TO BE ADOPTED IN FUTURE PERIODS

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued Accounting Standards Update (or ASU) 2017-12, Targeted Improvements to Accounting for Hedging Activities (or ASU 2017-12). The amendments in this ASU expand an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. ASU 2017-12 also simplifies certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU 2017-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted in any interim period or fiscal year before the effective date. An entity should apply the amendments of this ASU to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements of ASU 2017-12 should be applied prospectively. In addition, certain transition elections may be made by an entity upon adoption to allow for existing hedging relationships to transition to the newly allowable alternatives within this ASU. We are currently evaluating our adoption timing and the effect that ASU 2017-12 will have on our consolidated financial statements and related disclosures, but do not anticipate that adoption of the new standard would have a significant impact.

Compensation - Stock Compensation - Scope of Modification Accounting

In May 2017, the FASB issued ASU 2017-09, Scope of Modification Accounting (or ASU 2017-09). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all of the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award date is modified. ASU 2017-09 is effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued or made available for issuance. The amendments of this ASU should be applied prospectively to an award modified on or after the adoption date. We adopted the ASU on January 1, 2018 and its adoption did not have a significant impact on our financial position or financial statement disclosures.

Statement of Cash Flows - Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (or ASU 2016-18). ASU 2016-18 clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments in ASU 2016-18 require restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, provided that all of the amendments are adopted in the same period. The amendments of this ASU should generally be applied using a retrospective transition method to each period presented. We adopted ASU 2016-18 on January 1, 2018 and its adoption did not have a significant impact on our financial position or financial statement disclosures.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (or ASU 2016-15). The amendments in ASU 2016-15 provide guidance for eight specific cash flow classification issues, certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice. ASU 2016-15 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Early application is permitted, provided that all of the amendments are adopted in the same period. The amendments of this ASU should generally be applied using a retrospective transition method to each period presented. We adopted ASU 2016-15 on January 1, 2018 and its adoption did not have a significant impact on our financial position or financial statement disclosures.

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (or ASU 2016-02). The amendments in this ASU establish a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Our significant lease contracts are discussed in Note 10(a) of the accompanying consolidated financial statements included under Item 8 of this Annual Report on Form 10-K. While we continue to evaluate the potential impact that adoption of ASU 2016-02 will have on our financial reporting, given the relatively limited nature and extent of lease financing transactions that we have entered into, we do not expect that the adoption of ASU 2016-02 will have a significant impact on our financial position or financial statement disclosures.

Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (or ASU 2016-01). The amendments in this ASU affect all entities that hold financial assets or owe financial liabilities, and address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The classification and measurement guidance of investments in debt securities and loans are not affected by the amendments in this ASU. ASU 2016-01 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  Early adoption is not permitted for public business entities, except for a provision related to financial statements of fiscal years or interim periods that have not yet been issued, to recognize in other comprehensive income, the change in fair value of a liability resulting from a change in the instrument-specific credit risk measured using the fair value option. The amendments in this ASU are required to be applied by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. We adopted the ASU on January 1, 2018 and its adoption did not have a significant impact on our financial position or financial statement disclosures as the classification and measurement of our investments in debt securities and loans were not affected by the amendments in this ASU.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (or ASU 2014-09).  The ASU requires an entity to recognize revenue in an amount that reflects the consideration to which it expects to be entitled for the transfer of promised goods or services to customers.  ASU 2014-09 will replace most existing revenue recognition guidance in GAAP when it becomes effective. ASU 2014-09 originally would have been effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2016.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. On April 29, 2015, the FASB proposed a one-year deferral of the effective date for ASU 2014-09. On July 9, 2015 the FASB affirmed its proposal to defer the effective date of the new revenue standard for all entities by one year. As a result, public entities would apply the new revenue standard to annual reporting periods beginning after December 15, 2017 and interim periods therein. The FASB also permitted entities to adopt the standard early, but not before the original public entity effective date. We adopted the ASU on January 1, 2018 and its adoption did not have a material impact on our financial position or financial statement disclosures as the majority of our revenues are generated by financial instruments that are explicitly scoped out of this ASU.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at December 31, 2017, we had 12.0 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During 2017, we issued 2,293,192 shares of common stock through our DRSPP, raising net proceeds of approximately $18.5 million. On May 10, 2017, we closed on the sale of 23,000,000 shares of common stock, including 3,000,000 shares purchased pursuant to the exercise of the underwriters’ option to purchase additional shares, for gross proceeds of approximately $178.7 million before deducting estimated offering expenses.

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at December 31, 2017 and 2016:

At December 31, 2017	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.65%	3.00%	8.00%
Legacy Non-Agency MBS	21.87	15.00	35.00
RPL/NPL MBS	22.05	20.00	27.50
U.S. Treasury securities	1.47	1.00	2.00
CRT securities	22.16	15.00	25.00
MSR related assets	33.19	30.00	50.00
Residential whole loans	26.10	20.00	35.00

At December 31, 2016	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.67%	3.00%	6.00%
Legacy Non-Agency MBS	24.01	15.00	60.00
RPL/NPL MBS	20.98	15.00	30.00
U.S. Treasury securities	1.60	1.00	2.00
CRT securities	23.22	20.00	25.00
MSR related assets	41.40	35.00	50.00
Residential whole loans	25.03	20.00	35.00

Over the course of 2017, the weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have remained fairly consistent compared to the end of 2016. Weighted average haircuts have decreased on MSR related assets, Legacy Non-Agency MBS and CRT securities and have increased on Residential whole loans and RPL/NPL MBS.

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

At December 31, 2017, we had a total of $8.1 billion of MBS, U.S. Treasury securities, CRT securities, residential whole loans and MSR related assets and $13.3 million of restricted cash pledged against our repurchase agreements and Swaps. At December 31, 2017 we have access to various sources of liquidity which we estimate exceeds $1.1 billion. This includes (i) $449.8 million of cash and cash equivalents; (ii) $170.2 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $452.1 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements.  Our sources of liquidity do not include restricted cash.

The table below presents certain information about our borrowings under repurchase agreements and other advances, and securitized debt:

	Repurchase Agreements and Other Advances			Securitized Debt (1)
Quarter Ended (2)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
December 31, 2017	$6,661,020	$6,614,701	$6,760,360	$212,445	$363,944	$363,944
September 30, 2017	7,022,913	6,871,443	7,023,702	139,276	137,327	141,088
June 30, 2017	7,612,393	7,040,844	7,763,860	30,414	143,698	143,698
March 31, 2017	8,494,853	8,137,102	8,564,493	—	—	—

December 31, 2016	8,684,803	8,687,268	8,815,846	—	—	—
September 30, 2016	8,868,173	8,697,756	8,917,550	—	—	—
June 30, 2016	9,102,457	9,038,087	9,114,859	8,520	—	8,568
March 31, 2016	9,238,772	9,143,645	9,205,547	18,425	11,821	18,247

December 31, 2015	9,428,211	9,387,622	9,413,189	28,009	21,868	27,686
September 30, 2015	9,422,882	9,475,834	9,486,357	50,691	31,940	49,941
June 30, 2015	9,720,193	9,635,035	9,746,825	80,343	61,965	80,331
March 31, 2015	9,820,548	9,809,587	9,863,779	103,218	90,842	103,827

(1)	Securitized debt amounts presented for 2017 reflect our 2017 loan securitization transactions. Securitized debt amounts presented for 2016 and 2015 reflect our MBS resecuritization transactions.

(2)	The information presented in the table above excludes Senior Notes issued in April 2012. The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.

Cash Flows and Liquidity for the Year Ended December 31, 2017

Our cash and cash equivalents increased by $189.6 million during the year ended December 31, 2017, reflecting: $1.8 billion provided by our investing activities, primarily from payments on our MBS; $176.1 million provided by our operating activities; and $1.8 billion used by our financing activities.

At December 31, 2017, our debt-to-equity multiple was 2.3 times compared to 3.1 times at December 31, 2016.  At December 31, 2017, we had borrowings under repurchase agreements of $6.6 billion with 31 counterparties, of which $2.5 billion were secured by Agency MBS, $1.3 billion were secured by Legacy Non-Agency MBS, $567.1 million were secured by RPL/NPL MBS, $470.3 million were secured by U.S. Treasuries, $459.1 million were secured by CRT securities, $317.3 million were secured by MSR related assets and $1.0 billion were secured by residential whole loans.  We continue to have available capacity under our repurchase agreement credit lines.  In addition, at December 31, 2017, we had securitized debt of $363.9 million in connection with our 2017 loan securitization transactions. At December 31, 2016, we had borrowings under repurchase agreements of $8.5 billion with 31 counterparties, of which $3.1 billion were secured by Agency MBS, $1.7 billion were secured by Legacy Non-Agency MBS, $1.9 billion were secured by RPL/NPL MBS, $504.6 million were secured by U.S. Treasuries, $271.2 million were secured by CRT securities, $135.1 million were secured by MSR related assets and $832.1 million were secured by residential whole loans. In addition, at December 31, 2016, we had $215.0 million in outstanding FHLB advances, secured by Agency MBS, all of which were repaid in January 2017.

During 2017, $1.8 billion was provided through our investing activities. We received cash of $4.0 billion from prepayments and scheduled amortization on our MBS, CRT securities and MSR related assets of which $855.3 million was attributable to Agency MBS, $3.0 billion was from Non-Agency MBS, $17.4 million was from CRT securities and $141.0 million was attributable to MSR related assets. We purchased $787.4 million of Non-Agency MBS, $238.8 million of CRT securities, $405.6 million of MSR related assets and $12.0 million of Agency MBS funded with cash and repurchase agreement borrowings.  While we generally intend to hold our MBS as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In addition, during 2017 we sold certain of our Non-Agency MBS and U.S. Treasury securities for $243.1 million, realizing net gains of $39.6 million.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received For Reverse Margin Calls	Net Assets Received/(Pledged) For Margin Activity
For the Quarter Ended	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
December 31, 2017	$87,960	$—	$87,960	$80,105	$(7,855)
September 30, 2017	83,513	—	83,513	53,499	(30,014)
June 30, 2017	106,432	500	106,932	75,996	(30,936)
March 31, 2017	150,264	1,500	151,764	246,168	94,404

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through December 31, 2017.

During 2017, we paid $308.6 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $15.0 million on our preferred stock.  On December 13, 2017, we declared our fourth quarter 2017 dividend on our common stock of $0.20 per share; on January 31, 2018, we paid this dividend, which totaled $79.8 million, including dividend equivalents of approximately $205,000.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have not participated in transactions that create relationships with unconsolidated entities or financial partnerships which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the effect on our liquidity and cash flows in future periods related to principal and interest owed on contractual financing obligations:

	Due During the Year Ending December 31,
(In Thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Repurchase agreements	$6,614,907	$—	$—	$—	$—	$—	$6,614,907
Interest expense on repurchase agreements (1)	38,566	—	—	—	—	—	38,566
Securitized debt (2)	23,217	164,990	115,878	23,333	20,454	18,413	366,285
Interest expense on securitized debt (1)	11,312	8,305	3,658	1,570	988	360	26,193
Senior Notes (3)	—	—	—	—	—	100,000	100,000
Interest expense on Senior Notes (1)	8,000	8,000	8,000	8,000	8,000	155,911	195,911
Long-term lease obligations	2,553	2,553	1,082	32	—	—	6,220
Total	$6,698,555	$183,848	$128,618	$32,935	$29,442	$274,684	$7,348,082

(1)  Interest expense based on the interest rate in effect at December 31, 2017.
(2)  Securitized debt is contractually scheduled to mature by 2057. However, the weighted average life of the securitized debt is estimated to be 2.28 years.
(3)  Senior Notes mature April 2042 but may be redeemed, in whole or in part, at any time on or after April 15, 2017. Excludes debt issuance costs of $3.2 million.

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

At December 31, 2017, MFA’s $5.4 billion of Agency MBS and Legacy Non-Agency MBS were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
Time to Reset

(Dollars in Thousands)
< 2 years (5)	$1,483,445	7	17.4%	$1,727,453	5	16.5%	$3,210,898	6	16.9%
2-5 years	152,135	45	12.3	—	—	—	152,135	45	12.3
> 5 years	44,627	70	9.9	—	—	—	44,627	70	9.9
ARM-MBS Total	$1,680,207	12	16.8%	$1,727,453	5	16.5%	$3,407,660	8	16.7%
15-year fixed (6)	$1,142,583		10.2%	$2,969		2.8%	$1,145,552		10.2%
30-year fixed (6)	—		—	841,344		15.9	841,344		15.9
40-year fixed (6)	—		—	39,089		14.2	39,089		14.2
Fixed-Rate Total	$1,142,583		10.2%	$883,402		15.8%	$2,025,985		12.7%
MBS Total	$2,822,790		14.1%	$2,610,855		16.3%	$5,433,645		15.2%

(1)	Excludes $923.1 million of RPL/NPL MBS. Refer to table below for further information.

(2)	Does not include principal payments receivable of $1.9 million.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic and/or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	3 month average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating-rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at December 31, 2017:

	Fair Value	Net Coupon	Months to Step-Up (1)	3 Month Average Bond CPR (2)
(Dollars in Thousands)
Re-Performing loans	$78,046	3.64%	29	22.2%
Non-Performing loans	845,065	4.39	21	20.0
Total RPL/NPL MBS	$923,111	4.32%	22	20.1%

(1)
Months to step-up is the weighted average number of months remaining before the coupon interest rate increases pursuant to the first coupon reset. We anticipate that the securities will be redeemed prior to the step-up date.

(2)	All principal payments are considered to be prepayments for CPR purposes.

At December 31, 2017, our CRT securities and MSR related assets had a fair value of $664.4 million and $492.1 million, respectively, and their coupons reset monthly based on one-month LIBOR.

Shock Table

The information presented in the following “Shock Tables” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at December 31, 2017 and 2016.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at December 31, 2017 and 2016.

December 31, 2017

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$10,293,874	$40,938	$10,334,812	$(99,528)	(2.83)%	(0.95)%
+ 50 Basis Point Increase	$10,370,948	$14,757	$10,385,705	$(48,635)	(1.53)%	(0.47)%
Actual at December 31, 2017	$10,445,764	$(11,424)	$10,434,340	$—	—	—
- 50 Basis Point Decrease	$10,518,322	$(37,606)	$10,480,716	$46,376	(1.33)%	0.44%
-100 Basis Point Decrease	$10,588,622	$(63,787)	$10,524,835	$90,495	(1.61)%	0.87%

December 31, 2016

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$11,724,000	$29,484	$11,753,484	$(91,546)	(8.94)%	(0.77)%
+ 50 Basis Point Increase	$11,809,837	$(8,618)	$11,801,219	$(43,811)	(4.48)%	(0.37)%
Actual at December 31, 2016	$11,891,751	$(46,721)	$11,845,030	$—	—	—
- 50 Basis Point Decrease	$11,969,743	$(84,823)	$11,884,920	$39,890	1.24%	0.34%
-100 Basis Point Decrease	$12,043,812	$(122,925)	$11,920,887	$75,857	(1.27)%	0.64%

(1)	Such assets include MBS and CRT securities, residential whole loans and REO, MSR related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2017 and 2016.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or 1933 Act) and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At December 31, 2017 and 2016, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At December 31, 2017, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.91, which is the weighted average of 1.72 for our Agency MBS, 1.41 for our Non-Agency investments, (2.06) for our Swaps, and 0.06 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.09), which is the weighted average of (0.32) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS, and zero for our Other assets and cash and cash equivalents. At December 31, 2016, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.71 which is the weighted average of 1.84 for our Agency MBS, 1.19 for our Non-Agency investments, (2.67) for our Swaps and 0.05 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.13), which is the weighted average of (0.42) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS and zero for our Other assets and cash and cash equivalents.  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

CREDIT RISK

Although we do not believe that we are exposed to credit risk in our Agency MBS portfolio, we are exposed to credit risk through our credit sensitive residential mortgage investments, in particular Legacy Non-Agency MBS and residential whole loans and to a lesser extent our investments in RPL/NPL MBS, CRT securities and MSR related assets. Our exposure to credit risk from our credit sensitive investments is discussed in more detail below:

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

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics of the mortgage loans underlying our Legacy Non-Agency MBS.  The following table presents certain information about our Legacy Non-Agency MBS portfolio at December 31, 2017.  Information presented with respect to the weighted average Fair Isaac Corporation (or FICO) scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, do not reflect the impact of the general changes in home prices or changes in borrowers’ credit scores or the current use of the mortgaged properties.

The information in the table below is presented as of December 31, 2017:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	85	65	86	32	55	62	385
MBS current face (3)	$781,840	$471,127	$526,807	$170,453	$426,474	$420,001	$2,796,702
Total purchase discounts, net (3)	$(226,545)	$(133,910)	$(98,813)	$(56,032)	$(164,262)	$(126,978)	$(806,540)
Purchase discount designated as Credit Reserve and OTTI (3)(4)	$(161,493)	$(68,011)	$(55,300)	$(47,030)	$(159,127)	$(102,266)	$(593,227)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	20.7%	14.4%	10.5%	27.6%	37.3%	24.3%	21.2%
MBS amortized cost (3)	$555,295	$337,217	$427,994	$114,421	$262,212	$293,023	$1,990,162
MBS fair value (3)	$731,297	$442,684	$509,931	$156,556	$375,791	$394,596	$2,610,855
Weighted average fair value to current face	93.5%	94.0%	96.8%	91.8%	88.1%	94.0%	93.4%
Weighted average coupon (5)	4.18%	3.58%	3.76%	5.00%	5.03%	4.78%	4.27%
Weighted average loan age (months) (5)(6)	129	138	152	134	139	151	140
Weighted average current loan size (5)(6)	$502	$491	$297	$335	$246	$235	$372
Percentage amortizing (7)	100%	99%	100%	99%	99%	100%	100%
Weighted average FICO score at origination (5)(8)	729	728	726	706	702	704	719
Owner-occupied loans	91.0%	91.2%	86.0%	85.0%	86.3%	85.0%	88.1%
Rate-term refinancings	30.5%	22.0%	14.9%	21.9%	15.4%	14.6%	20.9%
Cash-out refinancings	34.8%	35.5%	27.8%	44.8%	45.2%	39.9%	36.6%
3 Month CPR (6)	18.9%	16.0%	18.3%	15.0%	14.0%	15.8%	16.9%
3 Month CRR (6)(9)	16.3%	13.6%	15.4%	11.5%	11.0%	13.6%	14.1%
3 Month CDR (6)(9)	3.2%	3.1%	3.5%	4.0%	3.5%	2.6%	3.3%
3 Month loss severity	56.5%	33.1%	39.5%	60.3%	64.4%	51.5%	50.3%
60+ days delinquent (8)	13.3%	11.6%	9.1%	16.2%	15.6%	13.8%	12.8%
Percentage of always current borrowers (Lifetime) (10)	30.6%	31.3%	38.6%	26.6%	22.6%	27.8%	30.3%
Percentage of always current borrowers (12M) (11)	74.1%	76.1%	78.6%	68.6%	67.7%	70.6%	73.5%
Weighted average credit enhancement (8)(12)	0.2%	0.2%	4.7%	0.0%	1.3%	2.8%	1.6%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

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

(3)
Excludes Non-Agency MBS issued since 2012 in which the underlying collateral consists of RPL/NPL MBS. These Non-Agency MBS have a current face of $922.0 million amortized cost of $920.1 million, fair value of $923.1 million and purchase discounts of $2.0 million at December 31, 2017.

(4)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)	Weighted average is based on MBS current face at December 31, 2017.

(6)	Information provided is based on loans for individual groups owned by us.

(7)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(8)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(9)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(11)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

(12)
Credit enhancement for a particular security is expressed as a percentage of all outstanding mortgage loan collateral.  A particular security will not be subject to principal loss as long as its credit enhancement is greater than zero.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations by state of the mortgages collateralizing our Legacy Non-Agency MBS at December 31, 2017:

Property Location	Percent of Unpaid Principal Balance
California	42.4%
Florida	8.1%
New York	6.8%
New Jersey	4.0%
Maryland	3.9%

RPL/NPL MBS

These securities are backed by re-performing and non-performing loans, were purchased primarily at prices around par and represent the senior and mezzanine tranches of the related securitizations. The majority of these securities are structured with significant credit enhancement (typically approximately 50%) and the subordinate tranches absorb all credit losses (until those tranches are extinguished) and typically receive no cash flow (interest or principal) until the senior tranche is paid off. Prior to purchase, we analyze the deal structure in order to assess the associated credit risk. Subsequent to purchase, the ongoing credit risk associated with the deal is evaluated by analyzing the extent to which actual credit losses occur that result in a reduction in the amount of subordination enjoyed by our bond.

CRT Securities

We are exposed to potential credit losses from our investments in CRT securities issued by Fannie Mae and Freddie Mac. While CRT securities are debt obligations of these GSEs, payment of principal on these securities is not guaranteed. As an investor in a CRT security, we may incur a loss if losses on the mortgage loans in the reference pool exceed the credit enhancement on the underlying CRT security owned by us. We assess the credit risk associated with our investments in CRT securities by assessing the current and expected future performance of the associated reference pool.

MSR Related Assets

Term Notes

We have invested in certain term notes that are issued by special purpose vehicles (or SPVs) that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered by us to be largely dependent on the cash flows generated by the underlying MSRs as this impacts the cash flows available to the SPV that issued the term notes. Credit risk borne by the holders of the term notes is also mitigated by structural credit support in the form of over-collateralization. In addition, credit support is also provided by a corporate guarantee from the ultimate parent or sponsor of the SPV that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the underlying MSRs be insufficient.
Corporate Loan

We have entered into a loan agreement with an entity that originates loans and owns MSRs. We assess the credit risk associated with this loan by considering various factors, including the current status of the loan, changes in fair value of the MSRs that secure the loan and the recent financial performance of the borrower.

Residential Whole Loans

We are also exposed to credit risk from our investments in residential whole loans. Our investment process for residential whole loans is generally similar to that used for Legacy Non-Agency MBS and is likewise focused on quantifying and pricing credit risk. Consequently, these loans are acquired at purchase prices that are generally discounted (often substantially) to the contractual loan balances based on a number of factors, including the impaired credit history of the borrower and the value of the collateral securing the loan. In addition, as we generally own the master-servicing rights associated with loans in our portfolio, our process is also focused on selecting a sub-servicer with the appropriate expertise to mitigate losses and maximize our overall return. This involves, among other things, performing due diligence on the sub-servicer prior to their engagement as well as ongoing oversight and surveillance. To the extent that loan delinquencies and defaults are higher than our expectation at the time the loans were purchased, the discounted purchase price at which the asset is acquired is intended to provide a level of protection against financial loss.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at December 31, 2017:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	20.4%
New York	14.9%
Florida	9.0%
New Jersey	7.9%
Maryland	4.7%

LIQUIDITY RISK

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  We pledge residential mortgage assets and cash to secure our repurchase agreements and Swaps.  At December 31, 2017, we had access to various sources of liquidity which we estimate to be in excess of $1.1 billion, an amount which includes (i) $449.8 million of cash and cash equivalents; (ii) $170.2 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that are currently pledged in excess of contractual requirements; and (iii) $452.1 million in estimated financing available from currently unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. As such, we cannot assure you that we will always be able to roll over our repurchase agreement financings and other advances. Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
MFA Financial, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MFA Financial, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and Schedule IV - Mortgage Loans on Real Estate (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 15, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

New York, New York
February 15, 2018

MFA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	December 31, 2017	December 31, 2016
Assets:
Mortgage-backed securities (“MBS”) and credit risk transfer (“CRT”) securities:
Agency MBS, at fair value ($2,727,510 and $3,540,401 pledged as collateral, respectively)	$2,824,681	$3,738,497
Non-Agency MBS, at fair value ($2,379,523 and $4,751,419 pledged as collateral, respectively) (1)	3,533,966	5,684,836
CRT securities, at fair value ($595,900 and $357,488 pledged as collateral, respectively)	664,403	404,850
Mortgage servicing rights (“MSR”) related assets ($482,158 and $226,780 pledged as collateral, respectively)	492,080	226,780
Residential whole loans, at carrying value ($448,689 and $427,880 pledged as collateral, respectively) (2)	908,516	590,540
Residential whole loans, at fair value ($996,226 and $734,331 pledged as collateral, respectively) (2)	1,325,115	814,682
Securities obtained and pledged as collateral, at fair value	504,062	510,767
Cash and cash equivalents	449,757	260,112
Restricted cash	13,307	58,463
Other assets	238,847	194,495
Total Assets	$10,954,734	$12,484,022

Liabilities:
Repurchase agreements and other advances	$6,614,701	$8,687,268
Obligation to return securities obtained as collateral, at fair value	504,062	510,767
Other liabilities	574,335	252,085
Total Liabilities	$7,693,098	$9,450,120

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 397,831 and 371,854 shares issued and outstanding, respectively	3,978	3,719
Additional paid-in capital, in excess of par	3,227,304	3,029,062
Accumulated deficit	(578,950)	(572,641)
Accumulated other comprehensive income	609,224	573,682
Total Stockholders’ Equity	$3,261,636	$3,033,902
Total Liabilities and Stockholders’ Equity	$10,954,734	$12,484,022

(1)
Includes approximately $174.4 million of Non-Agency MBS transferred to consolidated variable interest entities (“VIEs”) at December 31, 2016. Such assets can be used only to settle the obligations of each respective VIE.

(2)
Includes approximately $183.2 million of Residential whole loans, at carrying value and $289.3 million of Residential whole loans, at fair value transferred to consolidated VIEs at December 31, 2017. Such assets can be used only to settle the obligations of each respective VIE.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2017	2016	2015

Interest Income:
Agency MBS	$65,355	$83,069	$105,835
Non-Agency MBS	271,112	332,821	363,570
CRT securities	31,715	14,770	6,572
MSR related assets	24,830	2,100	—
Residential whole loans held at carrying value	36,187	23,916	16,036
Cash and cash equivalent investments	4,249	774	130
Interest Income	$433,448	$457,450	$492,143

Interest Expense:
Repurchase agreements and other advances	$186,347	$184,986	$166,918
Other interest expense	10,794	8,369	10,030
Interest Expense	$197,141	$193,355	$176,948

Net Interest Income	$236,307	$264,095	$315,195

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$(63)	$(1,255)	$(525)
Portion of loss (reclassed from)/recognized in other comprehensive income	(969)	770	(180)
Net Impairment Losses Recognized in Earnings	$(1,032)	$(485)	$(705)

Other Income, net:
Net gain on residential whole loans held at fair value	$90,019	$62,605	$19,575
Net gain on sales of MBS and U.S. Treasury securities	39,577	35,837	34,900
Other, net	29,423	10,600	(3,310)
Other Income, net	$159,019	$109,042	$51,165

Operating and Other Expense:
Compensation and benefits	$31,673	$29,281	$26,293
Other general and administrative expense	17,960	16,331	15,752
Loan servicing and other related operating expenses	22,268	14,372	10,384
Operating and Other Expense	$71,901	$59,984	$52,429

Net Income	$322,393	$312,668	$313,226
Less Preferred Stock Dividends	15,000	15,000	15,000
Net Income Available to Common Stock and Participating Securities	$307,393	$297,668	$298,226

Earnings per Common Share - Basic and Diluted	$0.79	$0.80	$0.80

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
(In Thousands)	2017	2016	2015

Net income	$322,393	$312,668	$313,226
Other Comprehensive Income/(Loss):
Unrealized loss on Agency MBS, net	(39,158)	(9,322)	(51,332)
Unrealized gain/(loss) on Non-Agency MBS, net	79,142	81,882	(143,558)
Reclassification adjustment for MBS sales included in net income	(38,707)	(36,922)	(37,207)
Reclassification adjustment for other-than-temporary impairments included in net income	(1,032)	(485)	(705)
Derivative hedging instrument fair value changes, net	35,297	22,678	(10,337)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	4,537
Other Comprehensive Income/(Loss)	35,542	57,831	(238,602)
Comprehensive income before preferred stock dividends	$357,935	$370,499	$74,624
Dividends declared on preferred stock	(15,000)	(15,000)	(15,000)
Comprehensive Income Available to Common Stock and Participating Securities	$342,935	$355,499	$59,624

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	For the Year Ended December 31, 2017
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	8,000	$80	371,854	$3,719	$3,029,062	$(572,641)	$573,682	$3,033,902
Net income	—	—	—	—	—	322,393	—	322,393
Issuance of common stock, net of expenses (1)	—	—	26,722	259	196,549	—	—	196,808
Repurchase of shares of common stock (1)	—	—	(745)	—	(5,995)	—	—	(5,995)
Equity based compensation expense	—	—	—	—	7,872	—	—	7,872
Accrued dividends attributable to stock-based awards	—	—	—	—	(184)	—	—	(184)
Dividends declared on common stock	—	—	—	—	—	(312,810)	—	(312,810)
Dividends declared on preferred stock	—	—	—	—	—	(15,000)	—	(15,000)
Dividends attributable to dividend equivalents	—	—	—	—	—	(892)	—	(892)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	245	245
Derivative hedging instrument fair value changes, net	—	—	—	—	—	—	35,297	35,297
Balance at December 31, 2017	8,000	$80	397,831	$3,978	$3,227,304	$(578,950)	$609,224	$3,261,636

	For the Year Ended December 31, 2016
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	8,000	$80	370,584	$3,706	$3,019,956	$(572,332)	$515,851	$2,967,261
Net income	—	—	—	—	—	312,668	—	312,668
Issuance of common stock, net of expenses (1)	—	—	1,758	13	4,647	—	—	4,660
Repurchase of shares of common stock (1)	—	—	(488)	—	(3,551)	—	—	(3,551)
Equity based compensation expense	—	—	—	—	8,695	—	—	8,695
Accrued dividends attributable to stock-based awards	—	—	—	—	(685)	—	—	(685)
Dividends declared on common stock	—	—	—	—	—	(297,046)	—	(297,046)
Dividends declared on preferred stock	—	—	—	—	—	(15,000)	—	(15,000)
Dividends attributable to dividend equivalents	—	—	—	—	—	(931)	—	(931)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	35,153	35,153
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	22,678	22,678
Balance at December 31, 2016	8,000	$80	371,854	$3,719	$3,029,062	$(572,641)	$573,682	$3,033,902

	For the Year Ended December 31, 2015
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2014	8,000	$80	370,084	$3,701	$3,013,634	$(568,596)	$754,453	$3,203,272
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	—	—	—	(4,537)	4,537	—
Net income	—	—	—	—	—	313,226	—	313,226
Issuance of common stock, net of expenses (1)	—	—	809	5	1,216	—	—	1,221
Repurchase of shares of common stock (1)	—	—	(309)	—	(2,273)	—	—	(2,273)
Equity based compensation expense	—	—	—	—	7,829	—	—	7,829
Accrued dividends attributable to stock-based awards	—	—	—	—	(450)	—	—	(450)
Dividends declared on common stock	—	—	—	—	—	(296,384)	—	(296,384)
Dividends declared on preferred stock	—	—	—	—	—	(15,000)	—	(15,000)
Dividends attributable to dividend equivalents	—	—	—	—	—	(1,041)	—	(1,041)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	(232,802)	(232,802)
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	(10,337)	(10,337)
Balance at December 31, 2015	8,000	$80	370,584	$3,706	$3,019,956	$(572,332)	$515,851	$2,967,261

(1) For the year ended December 31, 2017, includes approximately $6.0 million (744,588 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2016, includes approximately $3.6 million (487,559 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2015, includes approximately $2.3 million (309,206 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2017	2016	2015
Cash Flows From Operating Activities:
Net income	$322,393	$312,668	$313,226
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS and U.S. Treasury securities	(39,577)	(35,837)	(34,900)
Gain on sales of real estate owned	(4,475)	(3,229)	(76)
Gain on liquidation of residential whole loans	(11,868)	—	—
Other-than-temporary impairment charges	1,032	485	705
Accretion of purchase discounts on MBS and CRT securities, residential whole loans and MSR related assets	(86,318)	(84,615)	(95,377)
Amortization of purchase premiums on MBS and CRT securities	30,330	36,725	41,624
Depreciation and amortization on real estate, fixed assets and other assets	1,519	964	860
Equity-based compensation expense	8,033	9,162	7,832
Unrealized gain on residential whole loans at fair value	(33,617)	(31,254)	(6,532)
Increase in other assets and other	(5,569)	(23,122)	(5,407)
(Decrease)/increase in other liabilities	(5,813)	(6,943)	56,170
Net cash provided by operating activities	$176,070	$175,004	$278,125

Cash Flows From Investing Activities:
Principal payments on MBS, CRT securities and MSR related assets	$3,996,489	$3,339,597	$2,916,807
Proceeds from sales of MBS and U.S. Treasury securities	243,081	85,594	70,747
Purchases of MBS, CRT securities, MSR related assets, and U.S. Treasury Securities	(1,583,130)	(1,995,013)	(1,810,303)
Purchases of residential whole loans and capitalized advances	(1,065,981)	(677,003)	(617,017)
Principal payments on residential whole loans	160,469	103,997	51,427
Proceeds from sales of real estate owned	75,671	34,200	4,049
Purchases of real estate owned and capital improvements	(19,801)	(2,825)	—
Redemption of Federal Home Loan Bank stock	10,422	51,400	—
Purchases of Federal Home Loan Bank stock	—	(1,805)	(60,017)
Additions to leasehold improvements, furniture and fixtures	(872)	(708)	(1,560)
Net cash provided by investing activities	$1,816,348	$937,434	$554,133

Cash Flows From Financing Activities:
Principal payments on repurchase agreements and other advances	(72,563,218)	(82,408,484)	(92,012,931)
Proceeds from borrowings under repurchase agreements and other advances	70,490,091	81,706,806	91,614,851
Proceeds from issuance of securitized debt	382,847	—	—
Principal payments on securitized debt	(16,562)	(22,057)	(88,347)
Payments made for securitization related costs	(2,646)	—	—
Payments made for margin calls and settlements on repurchase agreements and interest rate swap agreements (“Swaps”)	(46,022)	(177,363)	(267,200)
Proceeds from reverse margin calls and settlements on repurchase agreements and Swaps	79,517	192,000	215,100
Proceeds from issuances of common stock	196,808	4,660	1,218
Dividends paid on preferred stock	(15,000)	(15,000)	(15,000)
Dividends paid on common stock and dividend equivalents	(308,588)	(297,895)	(297,379)
Net cash used in financing activities	$(1,802,773)	$(1,017,333)	$(849,688)
Net increase/(decrease) in cash and cash equivalents	$189,645	$95,105	$(17,430)
Cash and cash equivalents at beginning of period	$260,112	$165,007	$182,437
Cash and cash equivalents at end of period	$449,757	$260,112	$165,007

Supplemental Disclosure of Cash Flow Information
Interest Paid	$198,159	$194,626	$172,919

Non-cash Investing and Financing Activities:
MBS and CRT securities recorded upon adoption of revised accounting standard for repurchase agreement financing	$—	$—	$1,917,813
Repurchase agreements recorded upon adoption of revised accounting standard for repurchase agreement financing	$—	$—	$1,519,593
Net increase in securities obtained as collateral/obligation to return securities obtained as collateral	$134,100	$5,385	$32,670
Transfer from residential whole loans to real estate owned	$136,734	$91,896	$30,104
Dividends and dividend equivalents declared and unpaid	$79,771	$74,657	$74,575

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

1.      Organization

MFA Financial, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders.  The Company has elected to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. (See Notes 2(p) and 11)

2.      Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on MBS (See Note 3), valuation of MBS, CRT securities and MSR related assets (See Notes 3 and 14), income recognition and valuation of residential whole loans (See Notes 4 and 14), valuation of derivative instruments (See Notes 5(b) and 14) and income recognition on certain Non-Agency MBS (defined below) purchased at a discount. (See Note 3)  In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest. (See Note 2(p))  Actual results could differ from those estimates.

The Company has one reportable segment as it manages its business and analyzes and reports its results of operations on the basis of one operating segment; investing, on a leveraged basis, in residential mortgage assets.

The consolidated financial statements of the Company include the accounts of all subsidiaries; all intercompany accounts and transactions have been eliminated. In addition, the Company consolidates entities established to facilitate MBS resecuritization transactions completed in prior years as well as transactions related to the acquisition and securitization of residential whole loans. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
DECEMBER 31, 2017

Impairments/OTTI

When the fair value of an AFS security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through AOCI on the consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS that are assessed to be of less than high credit quality and on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, year of origination, loan-to-value ratios (“LTVs”), geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Corporation (“S&P”) or Fitch, Inc. (collectively with Moody’s and S&P, “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes.  Impairment assessment for Non-Agency MBS and CRT securities that were purchased at prices close to par and/or are otherwise considered to be of high credit quality involves comparing the present value of the remaining cash flows expected to be collected against the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the instrument’s IRR.

Balance Sheet Presentation

The Company’s MBS and CRT securities pledged as collateral against repurchase agreements, Federal Home Loan Bank advances and Swaps are included on the consolidated balance sheets with the fair value of the securities pledged disclosed parenthetically.  Purchases and sales of securities are recorded on the trade date.

(c) MSR Related Assets

The Company has investments in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. These financial instruments, which are referred to as MSR related assets are discussed in more detail below. The Company’s MSR related assets pledged as collateral against repurchase agreements are included in the consolidated balance sheets with the amounts pledged disclosed parenthetically. Purchases and sales of MSR related assets are recorded on the trade date. (See Notes 3, 6, 7 and 14)

Term Notes Backed by MSR Related Collateral

The Company has invested in term notes that are issued by special purpose vehicles (“SPV”) that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. The Company considers payment of principal and interest on these term notes to be largely dependent on the cash flows generated by the underlying MSRs as this impacts the cash flows available to the SPV that issued the term notes. Credit risk borne by the holders of the term

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

notes is also mitigated by structural credit support in the form of over-collateralization. Credit support is also provided by a corporate guarantee from the ultimate parent or sponsor of the SPV that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the underlying MSRs be insufficient.

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

Corporate Loan

The Company has entered into a loan agreement with an entity that originates loans and owns the related MSRs. Under the terms of loan agreement, the Company has committed to lend $130.0 million of which approximately $111.2 million was drawn at December 31, 2017. The loan is secured by certain U.S. Government, Agency and private-label MSRs, as well as other unencumbered assets owned by the borrower. The term loan is recorded on the Company’s consolidated balance sheets at the drawn amount, on which interest income is recognized on an accrual basis on the Company’s consolidated statements of operations. Commitment fees received on the undrawn amount are deferred and recognized as interest income over the remaining loan term at the time of draw. At the end of the commitment period, any remaining deferred commitment fees will be recorded as Other Income on the Company’s consolidated statements of operations. The Company evaluates the recoverability of the loan on a quarterly basis by considering various factors, including the current status of the loan, changes in fair value of the MSRs that secure the loan and the recent financial performance of the borrower.

(d)  Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

Residential whole loans included in the Company’s consolidated balance sheets are comprised of pools of fixed and adjustable rate residential mortgage loans acquired through consolidated trusts in secondary market transactions, with the majority at discounted purchase prices. The accounting model utilized by the Company is determined at the time each loan package is initially acquired and is generally based on the delinquency status of the majority of the underlying borrowers in the package at acquisition. The accounting model described below under “Residential Whole Loans at Carrying Value” is typically utilized by the Company for loans where the underlying borrower has a delinquency status of less than 60 days at the acquisition date. The accounting model described below under “Residential Whole Loans at Fair Value” is typically utilized by the Company for loans where the underlying borrower has a delinquency status of 60 days or more at the acquisition date. The accounting model initially applied is not subsequently changed.

The Company’s residential whole loans pledged as collateral against repurchase agreements are included in the consolidated balance sheets with amounts pledged disclosed parenthetically.  Purchases and sales of residential whole loans are recorded on the trade date, with amounts recorded reflecting management’s current estimate of assets that will be acquired or disposed at the closing of the transaction. This estimate is subject to revision at the closing of the transaction, pending the outcome of due diligence performed prior to closing. Recorded amounts of residential whole loans for which the closing of the purchase transaction is yet to occur are not eligible to be pledged as collateral against any repurchase agreement financing until the closing of the purchase transaction. (See Notes 4, 6, 7, 14 and 15)

Residential Whole Loans at Carrying Value

The Company has generally elected to account for these loans as credit impaired as they were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Substantially all of the underlying borrowers have previously experienced payment delinquencies and the amount owed on the mortgage loan may exceed the value of the property pledged as collateral. Consequently, these loans generally have a higher likelihood of default than newly originated mortgage loans with

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

LTVs of 80% or less to creditworthy borrowers. The Company believes that amounts paid to acquire these loans represent fair market value at the date of acquisition. Loans considered credit impaired are initially recorded at the purchase price with no allowance for loan losses. Subsequent to acquisition, the recorded amount for these loans reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. These loans are presented on the Company’s consolidated balance sheets at carrying value, which reflects the recorded amount reduced by any allowance for loan losses established subsequent to acquisition.

Under the application of the accounting model for credit impaired loans, the Company may aggregate into pools loans acquired in the same fiscal quarter that are assessed as having similar risk characteristics. For each pool established, or on an individual loans basis for loans not aggregated into pools, the Company estimates at acquisition and periodically on at least a quarterly basis, the principal and interest cash flows expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield.” This amount is accreted as interest income over the life of the loans using an effective interest rate (level yield) methodology. Interest income recorded each period reflects the amount of accretable yield recognized and not the coupon interest payments received on the underlying loans. The difference between contractually required principal and interest payments and the cash flows expected to be collected is referred to as the “non-accretable difference,” and includes estimates of both the effect of prepayments and expected credit losses over the life of the underlying loans.

A decrease in expected cash flows in subsequent periods may indicate impairment at the pool and/or individual loan level, thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. The allowance for loan losses generally represents the present value of cash flows expected at acquisition, adjusted for any increases due to changes in estimated cash flows, that are subsequently no longer expected to be received at the relevant measurement date. Under the accounting model applied to credit impaired loans, a significant increase in expected cash flows in subsequent periods first reduces any previously recognized allowance for loan losses and then will result in a recalculation in the amount of accretable yield. The adjustment of accretable yield due to a significant increase in expected cash flows is accounted for prospectively as a change in estimate and results in reclassification from nonaccretable difference to accretable yield.

Residential Whole Loans at Fair Value

Certain of the Company’s residential whole loans are presented at fair value on its consolidated balance sheets as a result of a fair value election made at time of acquisition. For the majority of these loans, there is significant uncertainty associated with estimating the timing of and amount of cash flows that will be collected. Further, the cash flows ultimately collected may be dependent on the value of the property securing the loan. Consequently, the Company considers that accounting for these loans at fair value should result in a better reflection over time of the economic returns for the majority of these loans. The Company determines the fair value of its residential whole loans held at fair value after considering portfolio valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans and trading activity observed in the market place. Subsequent changes in fair value are reported in current period earnings and presented in Net gain on residential whole loans held at fair value on the Company’s consolidated statements of operations.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(f)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement and/or Swap counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at December 31, 2017 or 2016.  The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency were $354.0 million and $208.9 million at December 31, 2017 and 2016, respectively.  (See Notes 7 and 14)

(g)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties in connection with certain of the Company’s Swaps and/or repurchase agreements that is not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to repurchase agreement and/or Swaps counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap or repurchase agreement.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its Swaps and repurchase agreements of $13.3 million and $58.5 million at December 31, 2017 and 2016, respectively. (See Notes 5(b), 6, 7 and 14)

(h)  Goodwill

At December 31, 2017 and 2016, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through December 31, 2017, the Company had not recognized any impairment against its goodwill. Goodwill is included in Other assets on the Company’s consolidated balance sheets.

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
DECEMBER 31, 2017

(k)  MBS Resecuritization, Loan Securitization and Other Debt Issuance Costs

MBS resecuritization and loan securitization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with various financing transactions completed by the Company.  Other debt issuance and related costs include costs incurred by the Company in connection with issuing 8% Senior Notes due 2042 (“Senior Notes”) and certain other repurchase agreement financings.  These costs may include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges, are included on the Company’s consolidated balance sheets as a direct deduction from the corresponding debt liability. These deferred charges are amortized as an adjustment to interest expense using the effective interest method. For Senior Notes and other repurchase agreement financings, such costs are amortized over the shorter of the period to the expected or stated legal maturity of the debt instruments. The Company periodically reviews the recoverability of these deferred costs and in the event an impairment charge is required, such amount will be included in Operating and Other Expense on the Company’s consolidated statements of operations.

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

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, but may also have longer or shorter terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable or such collateral.  (See Notes 6, 7 and 14)

In addition to the repurchase agreement financing arrangements discussed above, as part of its financing strategy for Non-Agency MBS, the Company has entered into contemporaneous repurchase and reverse repurchase agreements with a single counterparty.  Under a typical reverse repurchase agreement, the Company buys securities from a borrower for cash and agrees to sell the same securities in the future for a price that is higher than the original purchase price.  The difference between the purchase price the Company originally paid and the sale price represents interest received from the borrower.  In contrast, the contemporaneous repurchase and reverse repurchase transactions effectively resulted in the Company pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral from the same counterparty in connection with the reverse repurchase agreement.  No net cash was exchanged between the Company and counterparty at the inception of the transactions.  Securities obtained and pledged as collateral are recorded as an asset on the Company’s consolidated balance sheets.  Interest income is recorded on the reverse repurchase agreement and interest expense is recorded on the repurchase agreement on an accrual basis.  Both the Company and the counterparty have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.  The Company’s liability to the counterparty in connection with this financing arrangement is recorded on the Company’s consolidated balance sheets and disclosed as “Obligation to return securities obtained as collateral, at fair value.”  (See Note 2(e))

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Federal Home Loan Bank (“FHLB”) Advances

In January 2016, the Federal Housing Finance Agency released its final rule amending its regulation on FHLB membership, which, among other things, provided termination rules for then current captive insurance members. As a result of such regulation, the Company’s wholly-owned subsidiary, MFA Insurance, Inc. (“MFA Insurance”) was required to repay all of its outstanding FHLB advances by February 19, 2017 and its FHLB membership was terminated on such date. FHLB advances were secured financing transactions and were carried at their contractual amounts. Accrued interest payable on FHLB advances is included in Other liabilities on the Company’s consolidated balance sheets at December 31, 2016. (See Notes 6, 7 and 14)

(m)  Equity-Based Compensation

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

The Company has awarded dividend equivalents in connection with its equity-based awards.  Payments pursuant to dividend equivalents are generally charged to Stockholders’ Equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for dividend equivalents to the extent that the attached equity awards do not or are not expected to vest and grantees are not required to return payments of dividends or dividend equivalents to the Company.  (See Notes 2(n) and 13)

(n)  Earnings per Common Share (“EPS”)

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
DECEMBER 31, 2017

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

In addition, the Company has elected to treat certain of its subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business may be conducted through one or more TRS, its income earned by TRS may be subject to corporate income taxation. To maintain the Company’s REIT election, no more than 20% of the value of a REIT’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U. S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as a TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No deferred tax benefit was recorded by the Company in 2017 or 2016, as a valuation allowance for the full amount of the associated deferred tax asset was recognized as its recovery is not considered more likely than not.

Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of December 31, 2017, 2016 or 2015. The Company filed its 2016 tax return prior to October 16, 2017. The Company’s tax returns for tax years 2014 through 2016 are open to examination.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

As of September 30, 2017, all of the Company’s Swaps have been novated to a central clearing house. (See Notes 5(b), 7 and 14)

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

In addition to the financial instruments that it is required to report at fair value, the Company has elected the fair value option for certain of its residential whole loans and CRT securities at time of acquisition. Subsequent changes in the fair value of these loans and CRT securities are reported in Net gain on residential whole loans held at fair value and Other income, net respectively on the Company’s consolidated statements of operations.  A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable. (See Notes 2(d), 4 and 14)

(s)  Variable Interest Entities

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

The Company has entered into several financing transactions which resulted in the Company consolidating the VIEs that were created to facilitate the transactions.  In determining the accounting treatment to be applied to these transactions, the Company concluded that the entities used to facilitate these transactions were VIEs and that they should be consolidated. If the Company had determined that consolidation was not required, it would have then assessed whether the transfers of the underlying assets would qualify as a sale or should be accounted for as secured financings under GAAP. (See Note 15)

The Company also includes on its consolidated balance sheets certain financial assets and liabilities that are acquired/issued by trusts and /or other special purpose entities that have been evaluated as being required to be consolidated by the Company under the applicable accounting guidance.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other - Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). The amendments in ASU 2017-04 eliminate the requirement to calculate the implied fair value of goodwill (Step 2 from today’s goodwill impairment test) to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value (i.e., measure the charge based on today’s Step 1). Public business entities should adopt the amendments in ASU 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates on or after January 1, 2017. The amendments of this ASU should be applied on a prospective basis. The Company adopted this ASU on December 31, 2017 and its adoption did not have any impact on its financial position or financial statement disclosures.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

3.                   MBS, CRT Securities and MSR Related Assets

Agency and Non-Agency MBS

The Company’s MBS are comprised of Agency MBS and Non-Agency MBS which include MBS issued prior to 2008 (“Legacy Non-Agency MBS”).  These MBS are secured by:  (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”); (iii) mortgages that have interest rates that reset more frequently (collectively, “ARM-MBS”); and (iv) 15-year fixed-rate mortgages for Agency MBS and, for Non-Agency MBS, 30-year and longer-term fixed-rate mortgages.  In addition, the Company’s MBS are also comprised of MBS backed by securitized re-performing/non-performing loans (“RPL/NPL MBS”), where the cash flows of the bond may not reflect the contractual cash flows of the underlying collateral. The Company’s RPL/NPL MBS are structured with a contractual coupon step-up feature where the coupon increases up to 300 basis points at 36 months from issuance or sooner. The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements and Swaps. (See Note 7)

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.  The payment of principal and/or interest on Ginnie Mae MBS is explicitly backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have been under the conservatorship of the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities.

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

CRT Securities

CRT securities are debt obligations issued by Fannie Mae and Freddie Mac. The payments of principal and interest on the CRT securities are paid by Fannie Mae or Freddie Mac, as the case may be, on a monthly basis and are dependent on the performance of loans in a reference pool of Agency MBS securitized by the issuing entity. As an investor in a CRT security, the Company may incur a loss if losses on the mortgage loans in the reference pool exceed the credit enhancement on the underlying CRT security owned by the Company. The Company assesses the credit risk associated with CRT securities by assessing the current and expected future performance of the associated reference pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements. (See Note 7)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following tables present certain information about the Company’s MBS and CRT securities at December 31, 2017 and 2016:
December 31, 2017

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$2,170,974	$82,271	$(40)	$—	$2,253,205	$2,246,600	$21,736	$(28,341)	$(6,605)
Freddie Mac	561,346	21,683	—	—	584,920	571,748	1,624	(14,796)	(13,172)
Ginnie Mae	6,142	112	—	—	6,254	6,333	79	—	79
Total Agency MBS	2,738,462	104,066	(40)	—	2,844,379	2,824,681	23,439	(43,137)	(19,698)
Non-Agency MBS:
Expected to Recover Par (3)(4)	1,128,808	50	(22,737)	—	1,106,121	1,132,205	26,518	(434)	26,084
Expected to Recover Less than Par (3)	2,589,935	—	(192,588)	(593,227)	1,804,120	2,401,761	597,660	(19)	597,641
Total Non-Agency MBS (5)	3,718,743	50	(215,325)	(593,227)	2,910,241	3,533,966	624,178	(453)	623,725
Total MBS	6,457,205	104,116	(215,365)	(593,227)	5,754,620	6,358,647	647,617	(43,590)	604,027
CRT securities (6)	602,799	8,887	(3,550)	—	608,136	664,403	56,290	(23)	56,267
Total MBS and CRT securities	$7,060,004	$113,003	$(218,915)	$(593,227)	$6,362,756	$7,023,050	$703,907	$(43,613)	$660,294

December 31, 2016

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$2,879,807	$108,310	$(51)	$—	$2,988,066	$3,014,464	$45,706	$(19,308)	$26,398
Freddie Mac	693,945	26,736	—	—	723,285	716,209	4,809	(11,885)	(7,076)
Ginnie Mae	7,550	136	—	—	7,686	7,824	138	—	138
Total Agency MBS	3,581,302	135,182	(51)	—	3,719,037	3,738,497	50,653	(31,193)	19,460
Non-Agency MBS:
Expected to Recover Par (3)(4)	2,706,418	57	(24,273)	—	2,682,202	2,706,311	26,477	(2,368)	24,109
Expected to Recover Less than Par (3)	3,359,200	—	(253,918)	(694,241)	2,411,041	2,978,525	570,318	(2,834)	567,484
Total Non-Agency MBS (5)	6,065,618	57	(278,191)	(694,241)	5,093,243	5,684,836	596,795	(5,202)	591,593
Total MBS	9,646,920	135,239	(278,242)	(694,241)	8,812,280	9,423,333	647,448	(36,395)	611,053
CRT securities (6)	384,993	3,312	(5,557)	—	382,748	404,850	22,105	(3)	22,102
Total MBS and CRT securities	$10,031,913	$138,551	$(283,799)	$(694,241)	$9,195,028	$9,828,183	$669,553	$(36,398)	$633,155

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed at December 31, 2017 reflect Credit Reserve of $579 million and OTTI of $14.2 million. Amounts disclosed at December 31, 2016 reflect Credit Reserve of $675.6 million and OTTI of $18.6 million.

(2)	Includes principal payments receivable of $1.9 million and $2.6 million at December 31, 2017 and 2016, respectively, which are not included in the Principal/Current Face.

(3)	Based on management’s current estimates of future principal cash flows expected to be received.

(4)
Includes RPL/NPL MBS, which at December 31, 2017 had a $922.0 million Principal/Current face, $920.1 million amortized cost and $923.1 million fair value. At December 31, 2016, RPL/NPL MBS had a $2.5 billion Principal/Current face, $2.5 billion amortized cost and $2.5 billion fair value.

(5)	At December 31, 2017 and 2016, the Company expected to recover approximately 84% and 89%, respectively, of the then-current face amount of Non-Agency MBS.

(6)
Amounts disclosed at December 31, 2017 includes CRT securities with a fair value of $480.8 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $40.5 million and gross unrealized losses of approximately $23,000 at December 31, 2017. Amounts disclosed at December 31, 2016 includes CRT securities with a fair value of $271.2 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $12.7 million and gross unrealized losses of approximately $3,000 at December 31, 2016.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Unrealized Losses on MBS and CRT Securities

The following table presents information about the Company’s MBS and CRT securities that were in an unrealized loss position at December 31, 2017:

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
(Dollars in Thousands)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS:
Fannie Mae	$385,839	$3,128	104	$871,828	$25,213	200	$1,257,667	$28,341
Freddie Mac	63,924	472	23	407,885	14,324	105	471,809	14,796
Ginnie Mae	233	—	1	—	—	—	233	—
Total Agency MBS	449,996	3,600	128	1,279,713	39,537	305	1,729,709	43,137
Non-Agency MBS:
Expected to Recover Par (1)	64,394	195	2	12,531	239	9	76,925	434
Expected to Recover Less than Par (1)	6,237	19	4	—	—	—	6,237	19
Total Non-Agency MBS	70,631	214	6	12,531	239	9	83,162	453
Total MBS	520,627	3,814	134	1,292,244	39,776	314	1,812,871	43,590
CRT securities (2)	16,266	23	4	—	—	—	16,266	23
Total MBS and CRT securities	$536,893	$3,837	138	$1,292,244	$39,776	314	$1,829,137	$43,613

(1) Based on management’s current estimates of future principal cash flows expected to be received.
(2) Amounts disclosed at December 31, 2017 includes CRT securities with a fair value of $16.3 million for which the fair value option has been elected. Such securities have unrealized losses of $23,000 at December 31, 2017.

At December 31, 2017, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency MBS were $43.1 million at December 31, 2017.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2017 any unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency MBS were $453,000 at December 31, 2017.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

The Company recognized credit-related OTTI losses through earnings related to its Non-Agency MBS of $1.0 million, $485,000, and $705,000 during the years ended December 31, 2017, 2016, and 2015, respectively.

Non-Agency MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for these Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

loans, year of origination, LTVs, geographic concentrations, as well as Rating Agency reports, general market assessments, and dialogue with market participants.  Changes in the Company’s evaluation of each of these factors impacts the cash flows expected to be collected at the OTTI assessment date. For Non-Agency MBS purchased at a discount to par that were assessed for and had no OTTI recorded this period, such cash flow estimates indicated that the amount of expected losses decreased compared to the previous OTTI assessment date. These positive cash flow changes are primarily driven by recent improvements in LTVs due to loan amortization and home price appreciation, which, in turn, positively impacts the Company’s estimates of default rates and loss severities for the underlying collateral. In addition, voluntary prepayments (i.e., loans that prepay in full with no loss) have generally trended higher for these MBS which also positively impacts the Company’s estimate of expected loss. Overall, the combination of higher voluntary prepayments and lower LTVs supports the Company’s assessment that such MBS are not other-than-temporarily impaired.

The following table presents the composition of OTTI charges recorded by the Company for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(In Thousands)	2017	2016	2015
Total OTTI losses	$(63)	$(1,255)	$(525)
OTTI recognized in/(reclassified from) OCI	(969)	770	(180)
OTTI recognized in earnings	$(1,032)	$(485)	$(705)

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI for the years ended December 31, 2017, 2016 and 2015.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	For the Year Ended December 31,
(In Thousands)	2017	2016	2015
Credit loss component of OTTI at beginning of period	$37,305	$36,820	$36,115
Additions for credit related OTTI not previously recognized	63	314	461
Subsequent additional credit related OTTI recorded	969	171	244
Credit loss component of OTTI at end of period	$38,337	$37,305	$36,820

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
	2017		2016
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(694,241)	$(278,191)	$(787,541)	$(312,182)
Impact of RMBS Issuer settlement (2)	—	—	—	(59,900)
Accretion of discount	—	77,513	—	80,548
Realized credit losses	49,291	—	64,217	—
Purchases	(29,810)	18,386	(25,999)	13,094
Sales	31,730	17,802	17,863	37,953
Net impairment losses recognized in earnings	(1,032)	—	(485)	—
Transfers/release of credit reserve	50,835	(50,835)	37,704	(37,704)
Balance at end of period	$(593,227)	$(215,325)	$(694,241)	$(278,191)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of approximately $61.8 million and $7.0 million of cash proceeds (a one-time payment) received by the Company during the year ended December 31, 2016 in connection with the settlements of litigation related to certain Countrywide and Citigroup sponsored residential mortgage backed securitization trusts, respectively.

Sales of MBS

During 2017, the Company sold certain Non-Agency MBS for $104.0 million, realizing gross gains of $39.9 million.  During 2016, the Company sold certain Non-Agency MBS for $85.6 million, realizing gross gains of $35.8 million.  During 2015, the Company sold certain Non-Agency MBS for $70.7 million realizing gross gains of $34.9 million. The Company has no continuing involvement with any of the sold MBS.

MSR Related Assets

(a) Term Notes Backed by MSR Related Collateral

At December 31, 2017 and December 31, 2016, the Company had $381.8 million and $141.0 million, respectively of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At December 31, 2017, these term notes had an amortized cost of $381.0 million, gross unrealized gains of $804,000, a weighted average yield of 5.80% and a weighted average term to maturity of 3.4 years. At December 31, 2016, the term notes had an amortized cost of $141.0 million, no gross unrealized gains, a weighted average yield of 5.50% and a weighted average term to maturity of 4.6 years.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(b) Corporate Loan

The Company has entered into a loan agreement with an entity that originates loans and owns the related MSRs. The loan is secured by certain U.S. Government, Agency and private-label MSRs, as well as other unencumbered assets owned by the borrower. Under the terms of the loan agreement, the Company has committed to lend $130.0 million of which approximately $111.2 million was drawn at December 31, 2017. At December 31, 2017, the coupon paid by the borrower on the drawn amount is 8.07%, the remaining term associated with the loan is 2.5 years and the remaining commitment period on any undrawn amount is six months. During the remaining commitment period of six months, the Company receives a commitment fee of 1.5%. For the year ended December 31, 2017, the Company recognized interest income of $7.9 million including discount accretion and commitment fee income of $296,000.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the years ended December 31, 2017, 2016, and 2015:

	For the Year Ended December 31,
(In Thousands)	2017	2016	2015
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$620,403	$585,250	$813,515
Unrealized loss on Agency MBS, net	(39,158)	(9,322)	(51,332)
Unrealized gain/(loss) on Non-Agency MBS, net	79,142	81,882	(143,558)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing (1)	—	—	4,537
Reclassification adjustment for MBS sales included in net income	(38,707)	(36,922)	(37,207)
Reclassification adjustment for OTTI included in net income	(1,032)	(485)	(705)
Change in AOCI from AFS securities	245	35,153	(228,265)
Balance at end of period	$620,648	$620,403	$585,250

(1)
Cumulative effect adjustment on adoption of accounting guidance that was effective for the Company as of January 1, 2015 which prospectively eliminated the use of linked transactions accounting for certain assets that were purchased from and financed by the same counterparty.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Interest Income on MBS, CRT Securities and MSR Related Assets

The following table presents components of interest income on the Company’s MBS, CRT securities and MSR related assets for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(In Thousands)	2017	2016	2015
Agency MBS
Coupon interest	$96,678	$119,966	$147,066
Effective yield adjustment (1)	(31,323)	(36,897)	(41,231)
Interest income	$65,355	$83,069	$105,835

Legacy Non-Agency MBS
Coupon interest	$127,645	$154,057	$183,349
Effective yield adjustment (2)	76,005	78,443	91,003
Interest income	$203,650	$232,500	$274,352

RPL/NPL MBS
Coupon interest	$65,957	$98,213	$87,429
Effective yield adjustment (1)	1,505	2,108	1,789
Interest income	$67,462	$100,321	$89,218

CRT securities
Coupon interest	$27,706	$13,023	$5,844
Effective yield adjustment (2)	4,009	1,747	728
Interest income	$31,715	$14,770	$6,572

MSR related assets
Coupon interest	$24,534	$2,090	$—
Effective yield adjustment (1)	296	10	—
Interest income	$24,830	$2,100	$—

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

4. Residential Whole Loans

Included on the Company’s consolidated balance sheets as of December 31, 2017 and 2016 are approximately $2.2 billion and $1.4 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required consolidated for financial reporting purposes.

Residential Whole Loans at Carrying Value

Residential whole loans, at carrying value totaled approximately $908.5 million and $590.5 million at December 31, 2017 and 2016, respectively. The carrying value reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. The carrying value is reduced by any allowance for loan losses established subsequent to acquisition. The Company had approximately 4,800 and 3,200 Residential whole loans held at carrying value at December 31, 2017 and 2016, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

As of December 31, 2017 and 2016, the Company had established an allowance for loan losses of approximately $330,000 and $1.0 million, respectively, on its residential whole loan pools held at carrying value. For the years ended December 31, 2017 and 2016, a net reversal of provision for loan losses of approximately $660,000 and $175,000 was recorded, which is included in Operating and Other expense on the Company’s consolidated statements of operations. For the year ended December 31, 2015, a net provision for loan losses of approximately $1.0 million was recorded.

The following table presents the activity in the Company’s allowance for loan losses on its residential whole loan pools at carrying value for the years ended December 31, 2017, 2016 and 2015:

(In Thousands)	For the Year Ended December 31,
	2017	2016	2015
Balance at the beginning of period	$990	$1,165	$137
(Reversal of provisions)/provisions for loan losses	(660)	(175)	1,028
Balance at the end of period	$330	$990	$1,165

The following table presents information regarding estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the purchase credit impaired residential whole loans held at carrying value acquired by the Company for the years ended December 31, 2017 and 2016:

(In Thousands)	For the Year Ended December 31,
	2017	2016
Contractually required principal and interest	$534,112	$662,747
Contractual cash flows not expected to be collected (non-accretable yield)	(129,547)	(117,694)
Expected cash flows to be collected	404,565	545,053
Interest component of expected cash flows (accretable yield)	(137,378)	(181,534)
Fair value at the date of acquisition	$267,187	$363,519

The following table presents accretable yield activity for the Company’s purchase credit impaired residential whole loans held at carrying value for the years ended December 31, 2017 and 2016:

(In Thousands)	For the Year Ended December 31,
	2017	2016
Balance at beginning of period	$334,379	$175,271
Additions	137,378	181,534
Accretion	(35,657)	(23,916)
Liquidations and other	(16,356)	—
Reclassifications from non-accretable difference, net	2,128	1,490
Balance at end of period	$421,872	$334,379

Accretable yield for residential whole loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represent the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from non-accretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and non-accretable yield and the accretion of interest income are based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded during the year ended December 31, 2017 is not necessarily indicative of future results.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

The following table presents information regarding the Company’s residential whole loans held at fair value at December 31, 2017 and 2016:

(Dollars in Thousands)	December 31, 2017	December 31, 2016
Outstanding principal balance	$1,562,373	$966,174
Aggregate fair value	$1,325,115	$814,682
Number of loans	6,514	3,812

During the years ended December 31, 2017, 2016 and 2015, the Company recorded net gains on residential whole loans held at fair value of $90.0 million, $62.6 million and $19.6 million, respectively.

The following table presents the components of Net gain on residential whole loans held at fair value for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(In Thousands)	2017	2016	2015
Coupon payments and other income received	$41,373	$23,017	$9,304
Net unrealized gains	33,617	31,254	6,539
Net gain on payoff/liquidation of loans	4,958	5,413	1,879
Net gain on transfers to REO	10,071	2,921	1,853
Total	$90,019	$62,605	$19,575

5.    Other Assets

The following table presents the components of the Company’s Other assets at December 31, 2017 and 2016:

(In Thousands)	December 31, 2017	December 31, 2016
REO	$152,356	$80,503
Interest receivable	27,415	27,795
Swaps, at fair value	679	233
Goodwill	7,189	7,189
Prepaid and other assets	51,208	78,775
Total Other Assets	$238,847	$194,495

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(a) Real Estate Owned

At December 31, 2017, the Company had 709 REO properties with an aggregate carrying value of $152.4 million. At December 31, 2016, the Company had 447 REO properties with an aggregate carrying value of $80.5 million.

During the years ended December 31, 2017 and 2016, the Company reclassified 698 and 517 mortgage loans to REO at an aggregate estimated fair value less estimated selling costs of $136.7 million and $91.9 million, respectively at the time of transfer. Such transfers occur when the Company takes possession of the property by foreclosing on the borrower or completes a “deed-in-lieu of foreclosure” transaction. From time to time, the Company also acquires REO in connection with transactions to acquire residential whole loans.

At December 31, 2017, $140.4 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $33.5 million of residential whole loans at carrying value and $689.6 million of residential whole loans at fair value at December 31, 2017.

During the year ended December 31, 2017, the Company sold 517 REO properties for consideration of $78.4 million, realizing net gains of approximately $4.5 million. During the year ended December 31, 2016, the Company sold 256 REO properties for consideration of $37.9 million, realizing net gains of approximately $3.2 million. During the year ended December 31, 2015, the Company sold 63 REO properties for consideration of $6.5 million, realizing net gains of approximately $76,000. These amounts are included in Other, net on the Company’s consolidated statements of operations. In addition, following an updated assessment of liquidation amounts expected to be realized that was performed on all REO held at the end of each quarter during the years ended December 31, 2017 and 2016, an aggregate downward adjustment of approximately $11.0 million and $7.5 million was recorded to reflect certain REO properties at the lower of cost or estimated fair value as of December 31, 2017 and 2016, respectively.

The following table presents the activity in the Company’s REO for the years ended December 31, 2017 and 2016:

	For the Year Ended December 31,
(In Thousands)	2017	2016
Balance at beginning of period	$80,503	$28,026
Adjustments to record at lower of cost or fair value	(11,018)	(7,527)
Transfer from residential whole loans (1)	136,734	91,896
Purchases and capital improvements	19,801	2,825
Disposals	(73,664)	(34,717)
Balance at end of period	$152,356	$80,503

(1)  Includes net gain recorded on transfer of approximately $10.2 million and $2.9 million, respectively, for the years ended December 31, 2017 and 2016.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(b) Derivative Instruments

The Company’s derivative instruments are currently comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at December 31, 2017 and 2016:

			December 31,
			2017		2016
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Non-cleared legacy Swaps (1)	Hedging	Assets	$—	$—	$350,000	$233
Cleared Swaps (2)	Hedging	Assets	$750,000	$679	$—	$—
Cleared Swaps (2)	Hedging	Liabilities	$1,800,000	$—	$2,550,000	$(46,954)

(1)  Non-cleared legacy Swaps include Swaps executed and settled bilaterally with counterparties without the use of an organized exchange or central clearing house. The Company’s final non-cleared legacy Swaps expired during the three months ended June 30, 2017.
(2) Cleared Swaps include Swaps executed bilaterally with a counterparty in the over-the-counter market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties. As of December 31, 2017, all of the Company’s Swaps have been novated to and are cleared by a central clearing house are subject to initial margin requirements. Beginning in January 2017, variation margin payments on the Company’s cleared swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap.

Swaps

The following table presents the assets pledged as collateral against the Company’s Swap contracts at December 31, 2017 and 2016:

	December 31,
(In Thousands)	2017	2016
Agency MBS, at fair value	$21,756	$32,468
Restricted cash	6,405	53,849
Total assets pledged against Swaps	$28,161	$86,317

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At December 31, 2017, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the years ended December 31, 2017 and 2016.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company did not recognize any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness during any of the three years ended December 31, 2017.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

At December 31, 2017, the Company had Swaps designated in hedging relationships with an aggregate notional amount of $2.6 billion and extended 27 months on average with a maximum term of approximately 68 months.

The following table presents certain information with respect to the Company’s Swap activity during the year ended December 31, 2017:

(Dollars in Thousands)	December 31, 2017
New Swaps:
Aggregate notional amount	$—
Weighted average fixed-pay rate	—%
Initial maturity date	N/A
Number of new Swaps	—
Swaps amortized/expired:
Aggregate notional amount	$350,000
Weighted average fixed-pay rate	0.58%

The following table presents information about the Company’s Swaps at December 31, 2017 and 2016:

	December 31, 2017			December 31, 2016
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$—	—%	—%
Over 30 days to 3 months	—	—	—	50,000	0.67	0.64
Over 3 months to 6 months	50,000	1.45	1.56	300,000	0.57	0.66
Over 6 months to 12 months	500,000	1.50	1.46	—	—	—
Over 12 months to 24 months	200,000	1.71	1.54	550,000	1.49	0.71
Over 24 months to 36 months	1,500,000	2.22	1.51	200,000	1.71	0.76
Over 36 months to 48 months	200,000	2.20	1.53	1,500,000	2.22	0.74
Over 48 months to 60 months	—	—	—	200,000	2.20	0.75
Over 60 months to 72 months (3)	100,000	2.75	1.50	—	—	—
Over 72 months to 84 months (3)	—	—	—	100,000	2.75	0.74
Total Swaps	$2,550,000	2.04%	1.50%	$2,900,000	1.87%	0.72%

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(Dollars in Thousands)	2017	2016	2015
Interest expense attributable to Swaps	$24,524	$40,898	$53,759
Weighted average Swap rate paid	1.98%	1.82%	1.86%
Weighted average Swap rate received	1.07%	0.48%	0.19%

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(In Thousands)	2017	2016	2015
AOCI from derivative hedging instruments:
Balance at beginning of period	$(46,721)	$(69,399)	$(59,062)
Net gain/(loss) on Swaps	35,297	22,678	(10,337)
Balance at end of period	$(11,424)	$(46,721)	$(69,399)

6.      Repurchase Agreements and Other Advances

Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and bear interest that is generally LIBOR-based.  (See Notes 2(l) and 7)  At December 31, 2017, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 16 days and an effective repricing period of 11 months, including the impact of related Swaps.  At December 31, 2016, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 19 days and an effective repricing period of 12 months, including the impact of related Swaps.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at December 31, 2017 and 2016:

(Dollars in Thousands)	December 31, 2017	December 31, 2016
Repurchase agreement borrowings secured by Agency MBS	$2,501,340	$3,095,020
Fair value of Agency MBS pledged as collateral under repurchase agreements	$2,705,754	$3,280,689
Weighted average haircut on Agency MBS (1)	4.65%	4.67%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS	$1,256,033	$1,690,937
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements (2)	$1,652,983	$2,317,708
Weighted average haircut on Legacy Non-Agency MBS (1)	21.87%	24.01%
Repurchase agreement borrowings secured by RPL/NPL MBS	$567,140	$1,943,572
Fair value of RPL/NPL MBS pledged as collateral under repurchase agreements	$726,540	$2,433,711
Weighted average haircut on RPL/NPL MBS (1)	22.05%	20.98%
Repurchase agreements secured by U.S. Treasuries	$470,334	$504,572
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$472,095	$510,767
Weighted average haircut on U.S. Treasuries (1)	1.47%	1.60%
Repurchase agreements secured by CRT securities	$459,058	$271,205
Fair value of CRT securities pledged as collateral under repurchase agreements	$595,900	$357,488
Weighted average haircut on CRT securities (1)	22.16%	23.22%
Repurchase agreements secured by MSR related assets	$317,255	$135,112
Fair value of MSR related assets pledged as collateral under repurchase agreements	$482,158	$226,780
Weighted average haircut on MSR related assets (1)	33.19%	41.40%
Repurchase agreements secured by residential whole loans (3)	$1,043,747	$832,060
Fair value of residential whole loans pledged as collateral under repurchase agreements	$1,474,704	$1,175,088
Weighted average haircut on residential whole loans (1)	26.10%	25.03%

(1)  Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.
(2)  Includes $172.4 million of Legacy Non-Agency MBS acquired from consolidated VIEs that are eliminated from the Company’s consolidated balance sheets at December 31, 2016.
(3) Excludes $206,000 and $210,000 of unamortized debt issuance costs at December 31, 2017 and 2016, respectively.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
Time Until Interest Rate Reset	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$6,161,008	2.39%	$7,284,062	1.77%
Over 30 days to 3 months	453,899	2.76	1,188,416	1.91
Over 3 months to 12 months	—	—	—	—
Total repurchase agreements	$6,614,907	2.42%	$8,472,478	1.79%
Less debt issuance costs	206		210
Total repurchase agreements less debt issuance costs	$6,614,701		$8,472,268

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements, all of which are accounted for as secured borrowings, at December 31, 2017 and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	December 31, 2017
Contractual Maturity	Overnight	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 months	Total
(Dollars in Thousands)
Agency MBS	$—	$2,501,340	$—	$—	$—	$2,501,340
Legacy Non-Agency MBS	—	797,265	359,730	99,038	—	1,256,033
RPL/NPL MBS	—	482,860	69,833	14,447	—	567,140
U.S. Treasuries	—	470,334	—	—	—	470,334
CRT securities	—	434,722	24,336	—	—	459,058
MSR relates assets	—	317,255	—	—	—	317,255
Residential whole loans	—	—	113,415	930,332	—	1,043,747
Total (1)	$—	$5,003,776	$567,314	$1,043,817	$—	$6,614,907

Weighted Average Interest Rate	—%	2.09%	2.95%	3.69%	—%	2.42%

Gross amount of recognized liabilities for repurchase agreements in Note 8						$6,614,907
Amounts related to repurchase agreements not included in offsetting disclosure in Note 8						$—

(1)	Excludes $206,000 of unamortized debt issuance costs at December 31, 2017.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The Company had repurchase agreements with 31 counterparties at both December 31, 2017 and 2016, respectively.  The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2017:

	December 31, 2017
Counterparty	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
(Dollars in Thousands)
Goldman Sachs (3)	BBB+/A3/A	$239,473	5	7.3%
Wells Fargo (4)	AA-/Aa2/AA-	189,015	5	5.8
RBC (5)	AA-/A1/AA	186,652	1	5.7
Credit Suisse (6)	BBB+/Aa2/A-	171,449	2	5.3
UBS (7)	A+/A1/A+	167,390	5	5.1

(1)	As rated at December 31, 2017 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

(3)	Includes $186.4 million at risk with Goldman Sachs Lending Partners and $53.0 million at risk with Goldman Sachs Bank USA.

(4)	Includes $178.8 million at risk with Wells Fargo Bank, NA and $10.2 million at risk with Wells Fargo Securities LLC.

(5)
Includes $166.8 million at risk with RBC Barbados, $15.1 million at risk with Royal of Canada and $4.8 million at risk with RBC Capital Markets LLC. Counterparty ratings are not published for RBC Barbados and RBS Capital Market LLC.

(6)	Includes $139.5 million at risk with Credit Suisse AG, Cayman Islands and $31.9 million at risk with Credit Suisse. Counterparty ratings are not published for Credit Suisse AG, Cayman Islands.

(7)	Includes Non-Agency MBS pledged as collateral with contemporaneous repurchase and reverse repurchase agreements.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements, derivative hedging instruments and FHLB advances at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$21,756	$—	$32,468	$—
Cash (1)	6,405	—	53,849	—
	28,161	—	86,317	—
Repurchase Agreement Borrowings:
Agency MBS	2,705,754	—	3,280,689	—
Legacy Non-Agency MBS (2)(3)	1,652,983	—	2,317,708	—
RPL/NPL MBS	726,540	—	2,433,711	—
U.S. Treasury securities	472,095	—	510,767	—
CRT securities	595,900	—	357,488	—
MSR related assets	482,158	—	226,780	—
Residential whole loans	1,474,704	—	1,175,088	—
Cash (1)	6,902	—	4,614	—
	8,117,036	—	10,306,845	—

FHLB Advances:
Agency MBS	—	—	227,244	—
	—	—	227,244	—

Reverse Repurchase Agreements:
U.S. Treasury securities	—	504,062	—	510,767
	—	504,062	—	510,767
Total	$8,145,197	$504,062	$10,620,406	$510,767

(1) Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.
(2) Includes $172.4 million of Legacy Non-Agency MBS acquired in connection with resecuritization transactions from consolidated VIEs that are eliminated from the Company’s consolidated balance sheets at December 31, 2016.
(3) In addition, at December 31, 2017 and 2016, $688.1 million and $688.2 million of Legacy Non-Agency MBS, respectively, are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and other advances, and derivative hedging instruments at December 31, 2017:

	December 31, 2017
	Assets Pledged Under Repurchase Agreements			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value	Amortized Cost	Accrued Interest on Pledged Assets	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Assets
Agency MBS	$2,705,754	$2,724,736	$7,069	$21,756	$22,476	$48	$2,734,627
Legacy Non-Agency MBS (1)	1,652,983	1,268,702	6,132	—	—	—	1,659,115
RPL/NPL MBS	726,540	723,719	571	—	—	—	727,111
U.S. Treasuries	472,095		—	—	—	—	472,095
CRT securities	595,900	542,642	467	—	—	—	596,367
MSR related assets	482,158	481,354	1,120	—	—	—	483,278
Residential whole loans (2)	1,474,704	1,444,915	4,168	—	—	—	1,478,872
Cash (3)	6,902	6,902	—	6,405	6,405	—	13,307
Total	$8,117,036	$7,192,970	$19,527	$28,161	$28,881	$48	$8,164,772

(1) In addition, at December 31, 2017, $688.1 million of Legacy Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.
(2) Includes residential whole loans held at carrying value with an aggregate fair value of $478.5 million and aggregate amortized cost of $448.7 million and residential whole loans held at fair value with an aggregate fair value and amortized cost of $996.2 million.
(3) Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

8.      Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and may potentially be offset on the Company’s consolidated balance sheets at December 31, 2017 and 2016:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
December 31, 2017
Swaps, at fair value	$679	$—	$679	$(679)	$—	$—
Total	$679	$—	$679	$(679)	$—	$—

December 31, 2016
Swaps, at fair value	$233	$—	$233	$(233)	$—	$—
Total	$233	$—	$233	$(233)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
December 31, 2017
Swaps, at fair value (2)	$—	$—	$—	$—	$—	$—
Repurchase agreements and other advances (3)(4)	6,614,907	—	6,614,907	(6,608,005)	(6,902)	—
Total	$6,614,907	$—	$6,614,907	$(6,608,005)	$(6,902)	$—

December 31, 2016
Swaps, at fair value (2)	$46,954	$—	$46,954	$—	$(46,954)	$—
Repurchase agreements and other advances (3)(4)	8,687,478	—	8,687,478	(8,682,864)	(4,614)	—
Total	$8,734,432	$—	$8,734,432	$(8,682,864)	$(51,568)	$—

(1) Amounts disclosed in the Financial Instruments column of the table above represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements and other advances, and derivative transactions.  Amounts disclosed in the Cash Collateral Pledged column of the table above represent amounts pledged as collateral against derivative transactions and repurchase agreements, and exclude excess collateral of $6.4 million and $6.9 million at December 31, 2017 and 2016, respectively.
(2) The fair value of securities pledged against the Company’s Swaps was $21.8 million and $32.5 million at December 31, 2017 and 2016, respectively. Beginning in January 2017, variation margin payments on the Company’s cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap.
(3) The fair value of financial instruments pledged against the Company’s repurchase agreements and other advances was $8.1 billion and $10.5 billion at December 31, 2017 and 2016, respectively.
(4) Excludes $206,000 and $210,000 of unamortized debt issuance costs at December 31, 2017 and 2016, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

9. Other Liabilities

The following table presents the components of the Company’s Other liabilities at December 31, 2017 and 2016:

(In Thousands)	December 31, 2017	December 31, 2016
Securitized debt (1)	$363,944	$—
Senior Notes	96,773	96,733
Dividends and dividend equivalents payable	79,771	74,657
Accrued interest payable	12,263	14,129
Swaps, at fair value (2)	—	46,954
Accrued expenses and other liabilities	21,584	19,612
Total Other Liabilities	$574,335	$252,085

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

10.    Commitments and Contingencies

(a) Lease Commitments

The Company pays monthly rent pursuant to two operating leases.  The lease term for the Company’s headquarters in New York, New York extends through June 30, 2020.  The lease provides for aggregate cash payments ranging over time of approximately $2.6 million per year, paid on a monthly basis, exclusive of escalation charges.  In addition, as part of this lease agreement, the Company has provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, the Company has a lease through December 31, 2021 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, lease payments totaling $32,000, annually.

The Company recognized lease expense of $2.7 million, $2.5 million and $2.6 million for the years ended December 31, 2017, 2016 and 2015, respectively, which is included in Other general and administrative expense within the consolidated statements of operations.  At December 31, 2017, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments
(In Thousands)
2018	$2,553
2019	2,553
2020	1,082
2021	32
2022	—
Total	$6,220

(b) Corporate Loan

The Company has entered into a loan agreement with an entity that originates loans and owns the related MSRs. The loan is secured by certain U.S. Government, Agency and private-label MSRs, as well as other unencumbered assets owned by the borrower. Under the terms of the loan agreement, the Company has committed to lend $130.0 million of which approximately $111.2 million was drawn at December 31, 2017.

(c) Representations and Warranties in Connection with Loan Securitization Transactions

In connection with the loan securitization transactions entered into by the Company in 2017 (See Note 15 for further discussion), the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles upon breach of certain representations and warranties. As of December 31, 2017, the Company had no reserve established for repurchases of loans and was not aware of any material unsettled repurchase claims that would require the establishment of such a reserve.

11.    Stockholders’ Equity

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2015 through December 31, 2017:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2017	November 17, 2017	December 1, 2017	December 29, 2017	$0.46875
	August 10, 2017	September 1, 2017	September 29, 2017	0.46875
	May 16, 2017	June 2, 2017	June 30, 2017	0.46875
	February 17, 2017	March 6, 2017	March 31, 2017	0.46875

2016	November 22, 2016	December 6, 2016	December 30, 2016	$0.46875
	August 12, 2016	September 2, 2016	September 30, 2016	0.46875
	May 18, 2016	June 3, 2016	June 30, 2016	0.46875
	February 12, 2016	February 29, 2016	March 31, 2016	0.46875

2015	November 19, 2015	December 3, 2015	December 31, 2015	$0.46875
	August 24, 2015	September 9, 2015	September 30, 2015	0.46875
	May 18, 2015	June 2, 2015	June 30, 2015	0.46875
	February 13, 2015	February 27, 2015	March 31, 2015	0.46875

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

(b)  Dividends on Common Stock
The following table presents cash dividends declared by the Company on its common stock from January 1, 2015 through December 31, 2017:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2017	December 13, 2017	December 28, 2017	January 31, 2018	$0.20	(1)
	September 14, 2017	September 28, 2017	October 31, 2017	0.20
	June 12, 2017	June 29, 2017	July 28, 2017	0.20
	March 8, 2017	March 29, 2017	April 28, 2017	0.20

2016	December 14, 2016	December 28, 2016	January 31, 2017	$0.20
	September 15, 2016	September 28, 2016	October 31, 2016	0.20
	June 14, 2016	June 28, 2016	July 29, 2016	0.20
	March 11, 2016	March 28, 2016	April 29, 2016	0.20

2015	December 9, 2015	December 28, 2015	January 29, 2016	$0.20
	September 17, 2015	September 29, 2015	October 30, 2015	0.20
	June 15, 2015	June 29, 2015	July 31, 2015	0.20
	March 13, 2015	March 27, 2015	April 30, 2015	0.20

(1)  At December 31, 2017, the Company had accrued dividends and dividend equivalents payable of $79.8 million related to the common stock dividend declared on December 13, 2017.

In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes.  However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the years ended December 31, 2017, 2016 and 2015 a portion of the Company’s common stock dividends were deemed to be capitalized gains.

(c) Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through public offerings during the year ended December 31, 2017. The Company did not issue any common stock through public offerings during the years ended December 31, 2016 and 2015.

Share Issue Date	Shares Issued	Gross Proceeds Per Share	Gross Proceeds (1)
(In Thousands, Except Per Share Amounts)
May 10, 2017	23,000	$7.85	$180,550	(1)

(1) The Company incurred approximately $2.3 million of underwriting discounts and related expenses in connection with this equity offering.

(d) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 16, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At December 31, 2017, 12.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

During the years ended December 31, 2017, 2016 and 2015, the Company issued 2,293,192, 653,793 and 162,373 shares of common stock through the DRSPP, raising net proceeds of approximately $18.5 million, $4.7 million and $1.2 million, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2017, the Company issued 33,675,977 shares pursuant to the DRSPP, raising net proceeds of $281.4 million.

(e)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock. The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the three years ended December 31, 2017. At December 31, 2017, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

(f)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
	2017			2016			2015
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Swaps	Total AOCI
Balance at beginning of period	$620,403	$(46,721)	$573,682	$585,250	$(69,399)	$515,851	$813,515	$(59,062)	$754,453
OCI before reclassifications	39,984	35,297	75,281	72,560	22,678	95,238	(194,890)	(10,337)	(205,227)
Amounts reclassified from AOCI (1)	(39,739)	—	(39,739)	(37,407)	—	(37,407)	(37,912)	—	(37,912)
Cumulative effect adjustment on adoption of revised accounting standard for repurchase agreement financing	—	—	—	—	—	—	4,537	—	4,537
Net OCI during period (2)	245	35,297	35,542	35,153	22,678	57,831	(228,265)	(10,337)	(238,602)
Balance at end of period	$620,648	$(11,424)	$609,224	$620,403	$(46,721)	$573,682	$585,250	$(69,399)	$515,851

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the years ended December 31, 2017, 2016, and 2015:

	For the Year Ended December 31,
	2017	2016	2015
Details about AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(38,707)	$(36,922)	$(37,207)	Net gain on sales of MBS and U.S. Treasury securities
OTTI recognized in earnings	(1,032)	(485)	(705)	Net impairment losses recognized in earnings
Total AFS Securities	$(39,739)	$(37,407)	$(37,912)
Total reclassifications for period	$(39,739)	$(37,407)	$(37,912)

On securities for which OTTI had been recognized in prior periods, the Company did not have any unrealized losses recorded in AOCI at December 31, 2017 and had $1.7 million unrealized losses recorded in AOCI at December 31, 2016.

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2017	2016	2015
Numerator:
Net income	$322,393	$312,668	$313,226
Dividends declared on preferred stock	(15,000)	(15,000)	(15,000)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(1,708)	(1,628)	(1,539)
Net income available to common stockholders - basic and diluted	$305,685	$296,040	$296,687

Denominator:
Weighted average common shares for basic and diluted earnings per share (1)	388,357	371,122	372,114
Basic and diluted earnings per share	$0.79	$0.80	$0.80

(1) At December 31, 2017, the Company had approximately 2.2 million equity instruments outstanding that were not included in the calculation of diluted EPS for the year ended December 31, 2017, as their inclusion would have been anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $6.43.  These equity instruments may have a dilutive impact on future EPS.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

 Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count towards this limit.  At December 31, 2017, approximately 6.7 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1.5 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee of the Board (the “Compensation Committee”) at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of December 31, 2017 are designated to be settled in shares of the Company’s common stock.  All RSUs outstanding at December 31, 2017 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled. At December 31, 2017 and 2016, the Company had unrecognized compensation expense of $4.1 million and $3.6 million, respectively, related to RSUs.   The unrecognized compensation expense at December 31, 2017 is expected to be recognized over a weighted average period of 1.8 years.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table presents information with respect to the Company’s RSUs during the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31, 2017
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	1,194,299	$7.38	863,800	$5.45	2,058,099	$6.57
Granted (1)	447,695	7.96	451,250	6.48	898,945	7.22
Settled	(616,966)	7.32	(293,800)	5.83	(910,766)	6.84
Cancelled/forfeited	—	—	—	—	—	—
Outstanding at end of year	1,025,028	$7.67	1,021,250	$5.80	2,046,278	$6.73
RSUs vested but not settled at end of year	586,419	$7.98	275,000	$5.73	861,419	$7.26
RSUs unvested at end of year	438,609	$7.25	746,250	$5.82	1,184,859	$6.35

	For the Year Ended December 31, 2016
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	1,138,930	$7.71	736,800	$5.66	1,875,730	$6.90
Granted (2)	420,695	6.81	307,500	4.81	728,195	5.96
Settled	(360,326)	7.75	(175,500)	5.21	(535,826)	6.92
Cancelled/forfeited	(5,000)	7.32	(5,000)	5.27	(10,000)	6.29
Outstanding at end of year	1,194,299	$7.38	863,800	$5.45	2,058,099	$6.57
RSUs vested but not settled at end of year	617,518	$7.45	293,800	$5.83	911,318	$6.93
RSUs unvested at end of year	576,781	$7.30	570,000	$5.25	1,146,781	$6.28

	For the Year Ended December 31, 2015
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	769,174	$7.55	449,300	$5.61	1,218,474	$6.84
Granted (3)	390,804	7.96	291,250	5.73	682,054	7.01
Settled	(17,298)	6.60	—	—	(17,298)	6.60
Cancelled/forfeited	(3,750)	7.97	(3,750)	5.73	(7,500)	6.85
Outstanding at end of year	1,138,930	$7.71	736,800	$5.66	1,875,730	$6.90
RSUs vested but not settled at end of year	554,023	$7.83	175,500	$5.21	729,523	$7.20
RSUs unvested at end of year	584,907	$7.59	561,300	$5.80	1,146,207	$6.71

(1) The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs.  In determining the fair value for 758,750 of these awards granted in 2017, the Company applied:  (i) a weighted average volatility estimate of approximately 15%, which was determined considering historic volatility in the price of the Company’s and its peer group companies’ common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 1.46% based on the continuously compounded

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards.  The weighted average grant date fair value for the remaining 140,195 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $8.31. There are no post vesting conditions on these awards.
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

Restricted Stock

At December 31, 2017, the Company did not have any unvested shares of restricted common stock outstanding. At December 31, 2016, the Company had unrecognized compensation expense of approximately $203,000 and had accrued dividends payable of approximately $55,000 related to unvested shares of restricted stock, respectively.  The total fair value of restricted shares vested during the years ended December 31, 2017, 2016 and 2015 was approximately $2.0 million, $4.3 million and $4.3 million, respectively.

The following table presents information with respect to the Company’s restricted stock for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
	2017		2016		2015
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of year:	28,968	$7.12	110,920	$7.41	243,948	$7.48
Granted	214,859	8.06	487,216	7.66	497,007	6.83
Vested (2)	(243,827)	7.95	(567,851)	7.64	(629,212)	6.98
Cancelled/forfeited	—	—	(1,317)	7.12	(823)	7.74
Outstanding at end of year	—	$—	28,968	$7.12	110,920	$7.41

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.
(2) All restrictions associated with restricted stock are removed on vesting.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock. Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights that have been granted as a separate instrument are charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company did not make any payments in respect of such instruments during the year ended December 31, 2017 and made payments of approximately $5,000 and $16,000 during the years ended December 31, 2016 and 2015, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table presents information about the Company’s dividend equivalents rights awarded as separate instruments at and for each of the years ended December 31, 2016 and 2015. No such awards were granted during 2017:

	For the Year Ended December 31,
	2016	2015
	Number of Dividend Equivalent Rights
Outstanding at beginning of year:	8,215	24,402
Granted	—	—
Cancelled, forfeited or expired	(8,215)	(16,187)
Outstanding at end of year	—	8,215

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

Options

The Company did not grant any stock options during the three years ended December 31, 2017. At December 31, 2017, the Company had no Options outstanding.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(In Thousands)	2017	2016	2015
RSUs (1)	$6,098	$4,792	$3,377
Restricted shares of common stock	1,935	4,326	4,373
Dividend equivalent rights	—	44	82
Total	$8,033	$9,162	$7,832

(1) Equity-based compensation for the year ended December 31, 2017 includes a one-time expense of approximately $900,000 for the accelerated vesting of certain time-based equity awards arising from the death of the Company’s former Chief Executive Officer.

(b)  Employment Agreements

At December 31, 2017, the Company had employment agreements with three of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

(c)  Deferred Compensation Plans

The Company administers deferred compensation plans for its senior officers and non-employee directors (collectively, the “Deferred Plans”), pursuant to which participants may elect to defer up to 100% of certain cash compensation.  The Deferred Plans are designed to align participants’ interests with those of the Company’s stockholders.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
(In Thousands)	2017	2016	2015
Non-employee directors	$171	$231	$(59)
Total	$171	$231	$(59)

The Company did not distribute cash to the participants of the Deferred Plans during the year ended December 31, 2017. The Company distributed cash of $122,000 and $109,000 to the participants of the Deferred Plans during the years ended December 31, 2016 and 2015, respectively.  The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2017 and 2016 that had not been distributed and the Company’s associated liability for such deferrals at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$1,688	$2,056	$1,066	$1,263
Total	$1,688	$2,056	$1,066	$1,263

(1)  Represents the cumulative amounts that were deferred by participants through December 31, 2017 and 2016, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2017, 2016 and 2015, the Company recognized expenses for matching contributions of $363,000, $359,000 and $309,000, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

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
DECEMBER 31, 2017

Term Notes Backed by MSR Related Collateral

The Company’s valuation process for term notes backed by MSR related collateral considers a number of factors, including a comparable bond analysis performed by a third-party pricing service which involves determining a pricing spread at issuance of the term note. The pricing spread is used at each subsequent valuation date to determine an implied yield to maturity of the term note, which is used to derive an indicative market value for the security. This indicative market value is further reviewed by the Company and may be adjusted to ensure it reflects a realistic exit price at the valuation date given the structural features of these securities. At December 31, 2017, the indicative implied yields used in the valuation of these securities ranged from 5.8% to 6.6%. The weighted average indicative yield to maturity was 6.12%. Other factors taken into consideration include indicative values provided by repurchase agreement counterparties, estimated changes in fair value of the related underlying MSR collateral and the financial performance of the ultimate parent or sponsoring entity of the issuer, who has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient. As this process includes significant unobservable inputs, these securities are classified as Level 3 in the fair value hierarchy.

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

Swaps

As of December 31, 2017, all of the Company’s Swaps are cleared by a central clearing house. Valuations provided by the clearing house are used for purposes of determining the fair value of the Company’s Swaps. Such valuations obtained are tested with internally developed models that apply readily observable market parameters.  As the Company’s Swaps are subject to the clearing house’s margin requirements, no credit valuation adjustment was considered necessary in determining the fair value of such instruments.  Beginning in January 2017, variation margin payments on the Company’s cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap. Swaps are classified as Level 2 in the fair value hierarchy.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2017 and 2016, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at December 31, 2017

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$2,824,681	$—	$2,824,681
Non-Agency MBS	—	3,533,966	—	3,533,966
CRT securities	—	664,403	—	664,403
Term notes backed by MSR related collateral	—	—	381,804	381,804
Residential whole loans, at fair value	—	—	1,325,115	1,325,115
Securities obtained and pledged as collateral	504,062	—	—	504,062
Swaps	—	679	—	679
Total assets carried at fair value	$504,062	$7,023,729	$1,706,919	$9,234,710
Liabilities:
Swaps	$—	$—	$—	$—
Obligation to return securities obtained as collateral	504,062	—	—	504,062
Total liabilities carried at fair value	$504,062	$—	$—	$504,062

Fair Value at December 31, 2016

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$3,738,497	$—	$3,738,497
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	5,684,836	—	5,684,836
CRT securities	—	404,850	—	404,850
Term notes backed by MSR related collateral	—	140,980	—	140,980
Residential whole loans, at fair value	—	—	814,682	814,682
Securities obtained and pledged as collateral	510,767	—	—	510,767
Swaps	—	233	—	233
Total assets carried at fair value	$510,767	$9,969,396	$814,682	$11,294,845
Liabilities:
Swaps	$—	$46,954	$—	$46,954
Obligation to return securities obtained as collateral	510,767	—	—	510,767
Total liabilities carried at fair value	$510,767	$46,954	$—	$557,721

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents additional information for the years ended December 31, 2017 and 2016 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	For the Year Ended December 31,
(In Thousands)	2017	2016
Balance at beginning of period	$814,682	$623,276
Purchases and capitalized advances	683,735	316,407
Changes in fair value recorded in Net gain on residential whole loans held at fair value	33,617	31,254
Collection of principal, net of liquidation gains/losses	(87,072)	(66,694)
Repurchases	(2,716)	(2,909)
Transfers to REO	(117,131)	(86,652)
Balance at end of period	$1,325,115	$814,682

The following table presents additional information for the years ended December 31, 2017 and 2016 about the Company’s investments in term notes backed by MSR related collateral held at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Term Notes Backed by MSR Related Collateral
	Year Ended December 31,
(In Thousands)	2017 (1)	2016
Balance at beginning of period	$—	$—
Purchases	381,000	—
Collection of principal	(140,980)	—
Changes in unrealized gain/losses	804	—
Transfers from Level 2 to Level 3 (1)	140,980	—
Balance at end of period	$381,804	—

(1) Investments in term notes backed by MSR related collateral were transferred from Level 2 to Level 3 during the year ended December 31, 2017 as there has been very limited secondary market trading in these securities since issuance. Transfers between levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

The Company did not transfer any assets or liabilities from one level to another during the year ended December 31, 2016.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of December 31, 2017 and 2016:

	December 31, 2017
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$358,871	Discounted cash flow	Discount rate	5.5%	4.5-13.0%
			Prepayment rate	4.1%	1.15-15.1%
			Default rate	2.9%	0.0-6.5%
			Loss severity	13.8%	0.0-100.0%

	$592,940	Liquidation model	Discount rate	8.0%	6.1-50.0%
			Annual change in home prices	2.5%	(8.0)-8.8%
			Liquidation timeline (in years)	1.6	0.1-4.5
			Current value of underlying properties (3)	$772	$0-$9,900
Total	$951,811

	December 31, 2016
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$253,287	Discounted cash flow	Discount rate	6.6%	5.0-7.7%
			Prepayment rate	7.6%	0.0-12.0%
			Default rate	2.9%	0.0-9.7%
			Loss severity	13.0%	0.0-77.5%

	$516,014	Liquidation model	Discount rate	7.7%	6.8-26.9%
			Annual change in home prices	1.7%	(9.2)-7.7%
			Liquidation timeline (in years)	1.6	0.1-4.4
			Current value of underlying properties (3)	$634	$5-$4,900
Total	$769,301

(1)
Excludes approximately $373.3 million and $45.4 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at December 31, 2017 and 2016, respectively.

(2)	Amounts are weighted based on the fair value of the underlying loan.

(3)
The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $336,000 and $320,000 as of December 31, 2017 and 2016, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company’s residential whole loans for which the fair value option was elected at December 31, 2017 and 2016:

Residential Whole Loans	December 31, 2017			December 31, 2016
(In Thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Residential whole loans, at fair value
Total loans	$1,325,115	$1,562,373	$(237,258)	$814,682	$966,174	$(151,492)
Loans 90 days or more past due	$840,572	$1,027,818	$(187,246)	$570,025	$695,282	$(125,257)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Agency MBS	$2,824,681	$2,824,681	$3,738,497	$3,738,497
Non-Agency MBS, including MBS transferred to consolidated VIEs	3,533,966	3,533,966	5,684,836	5,684,836
CRT securities	664,403	664,403	404,850	404,850
MSR related assets	492,080	493,026	226,780	226,780
Residential whole loans, at carrying value	908,516	988,688	590,540	621,548
Residential whole loans, at fair value	1,325,115	1,325,115	814,682	814,682
Securities obtained and pledged as collateral	504,062	504,062	510,767	510,767
Cash and cash equivalents	449,757	449,757	260,112	260,112
Restricted cash	13,307	13,307	58,463	58,463
Swaps	679	679	233	233
Financial Liabilities (1):
Repurchase agreements	6,614,701	6,623,255	8,472,268	8,472,078
FHLB advances	—	—	215,000	215,000
Obligation to return securities obtained as collateral	504,062	504,062	510,767	510,767
Securitized debt	363,944	366,109	—	—
Senior Notes	96,773	103,729	96,733	101,111
Swaps	—	—	46,954	46,954

(1) Carrying value of securitized debt, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis, discussed on pages 132-137, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table that are not reported at fair value on a recurring basis:

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At December 31, 2017 and 2016, the Company’s money market funds were invested in securities issued by the U.S. Government, or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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

FHLB Advances: As previously discussed, the Company did not have any FHLB advances as of December 31, 2017. FHLB advances at December 31, 2016 reflected collateralized borrowings at variable market interest rates that reset on a monthly basis. Accordingly, the carrying amount of FHLB advances were considered to approximate fair value. The Company’s FHLB advances at December 31, 2016 were classified as Level 2 in the fair value hierarchy.

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

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. At December 31, 2017 and 2016, the Company’s REO had an aggregate carrying value of $152.4 million and $80.5 million, and an aggregate estimated fair value of $175.8 million and $91.1 million, respectively. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

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

The Company has entered into several financing transactions that resulted in the Company consolidating as VIEs the SPEs that were created to facilitate the transactions. See Note 2(s) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with securitization and resecuritization transactions.

The Company has engaged in loan securitizations and MBS resecuritization transactions primarily for the purpose of obtaining improved overall financing terms as well as non-recourse financing on a portion of its residential whole loan and Non-Agency MBS portfolios. Notwithstanding the Company’s participation in these transactions, the risks facing the Company are largely unchanged as the Company remains economically exposed to the first loss position on the underlying assets transferred to the VIEs.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Loan Securitization Transactions

During the year ended December 31, 2017, the Company completed two loan securitization transactions. As a part of the transactions, the Company sold residential whole loans with an aggregate unpaid principal balance of $620.9 million (including $193.3 million of loans at carrying value and $296.5 million of loans at fair value) to two entities which the Company consolidates as VIEs. In connection with the transactions, third-party investors purchased $382.8 million face amount of senior and mezzanine bonds (“Senior Bonds”) with a weighted average fixed coupon of 3.12%. As a result of the transactions, the Company acquired $127.0 million face amount of rated and non-rated certificates issued by the securitization vehicle, and received $382.8 million in cash, excluding expenses, accrued interest, and underwriting fees.

The following table summarizes the key details of the loan securitization transactions the Company has been involved in to date:

(Dollars in Thousands)	December 2017		June 2017
Name of Trust (Consolidated as a VIE)	MFA 2017-NPL1, LLC		MFA 2017-RPL 1
Aggregate unpaid principal balance of residential whole loans sold	$401,076		$219,848
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$235,000		$147,847
Outstanding amount of Senior Bonds at December 31, 2017	$233,683		$132,602
Weighted average fixed rate for Senior Bonds issued	3.35%	(1)	2.753%
Face amount of Senior Support Certificates received by the Company (2)	$55,000		$72,001
Cash received	$235,000		$147,845

(1)
The Senior Bond sold in connection with this securitization transaction contains a contractual coupon step-up feature whereby the coupon increases by 300 basis points at 36 months from issuance if the bond is not redeemed before such date.

(2)	Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

 As of December 31, 2017, as a result of the transactions described above, securitized loans with a carrying value of approximately $183.2 million are included in “Residential whole loans, at carrying value,” securitized loans with a fair value of approximately $289.3 million are included in “Residential whole loans, at fair value,” and REO with a carrying value of approximately $5.5 million is included in “Other assets” on the Company’s consolidated balance sheets. As of December 31, 2017, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $363.9 million.  These Senior Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties in relation to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

For financial reporting purposes, the exchange transaction and termination of this financing structure did not result in any gain or loss to the Company as this resecuritization was accounted for as a financing transaction.  However, for purposes of determining REIT taxable income, this resecuritization transaction was originally accounted for as a sale of the underlying securities to the Trust and acquisition of beneficial interests issued by the Trust.  Because the fair value of the underlying securities received exceeded the Company’s tax basis in the remaining beneficial interests at the exchange date, the unwind of this resecuritization structure resulted in the Company recognizing taxable income currently estimated to be approximately $53.3 million or $0.13 per common share. In addition, the underlying securities originally transferred as part of this resecuritization are reported as Non-

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

Agency MBS in the Company’s consolidated balance sheets at December 31, 2017 and interest income from the underlying securities from the date of exchange transaction through December 31, 2017 is reported as Interest income from Non-Agency MBS in the Company’s consolidated statements of operations.

As of December 31, 2017 the Company did not have any Non-Agency MBS that were resecuritized as described above. At December 31, 2016, the aggregate fair value of the Non-Agency MBS that were resecuritized as described above was $174.4 million.  These assets were included in the Company’s consolidated balance sheets and disclosed as “Non-Agency MBS transferred to consolidated VIEs, at fair value.”

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

Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of December 31, 2017 and 2016 are a total of $2.2 billion and $1.4 billion of residential whole loans, of which approximately $908.5 million and $590.5 million are reported at carrying value and $1.3 billion and $814.7 million are reported at fair value, respectively. The inclusion of these assets arises from the Company’s interest in certain trusts established to acquire the loans and entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated. During 2017, 2016 and 2015, the Company recognized interest income from residential whole loans reported at carrying value of approximately $36.2 million, $23.9 million and $16.0 million, respectively. These amounts are included in Interest Income on the Company’s consolidated statements of operations. In addition, the Company recognized net gains on residential whole loans held at fair value during 2017, 2016 and 2015 of approximately $90.0 million, $62.6 million and $19.6 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations. (See Note 4)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017

16.  Summary of Quarterly Results of Operations (Unaudited)

	2017 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest income	$117,257	$110,157	$105,133	$100,901
Interest expense	(50,349)	(49,022)	(49,275)	(48,495)
Net interest income	66,908	61,135	55,858	52,406
Net impairment losses recognized in earnings	(414)	(618)	—	—
Net gain on residential whole loans held at fair value	13,773	16,208	18,679	41,359
Net gain on sales of MBS and U.S. Treasury securities	9,708	5,889	14,933	9,047
Other income	4,512	14,847	(4,515)	14,579
Operating and other expense	(16,427)	(17,526)	(21,150)	(16,798)
Net income	78,060	79,935	63,805	100,593
Preferred stock dividends	(3,750)	(3,750)	(3,750)	(3,750)
Net income available to common stock and participating securities	$74,310	$76,185	$60,055	$96,843
Earnings per Common Share - Basic and Diluted	$0.20	$0.20	$0.15	$0.24

	2016 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest income	$117,418	$114,507	$112,716	$112,809
Interest expense	(47,600)	(47,720)	(48,167)	(49,868)
Net interest income	69,818	66,787	64,549	62,941
Net impairment losses recognized in earnings	—	—	(485)	—
Net gain on residential whole loans held at fair value	12,348	15,742	19,639	$14,876
Net gain on sales of MBS and U.S. Treasury securities	9,745	9,241	7,083	9,768
Other income	618	2,047	7,179	$756
Operating and other expense	(14,459)	(14,867)	(14,954)	(15,704)
Net income	78,070	78,950	83,011	72,637
Preferred stock dividends	(3,750)	(3,750)	(3,750)	(3,750)
Net income available to common stock and participating securities	$74,320	$75,200	$79,261	$68,887
Earnings per Common Share - Basic and Diluted	$0.20	$0.20	$0.21	$0.18

Schedule IV - Mortgage Loans on Real Estate

December 31, 2017

Asset Type	Number	Interest Rate	Maturity Date Range	Balance Sheet Reported Amount	Principal Amount of Loans Subject to Delinquent Principal or Interest
(Dollars in Thousands)
Residential Whole Loans, at Carrying Value
Original loan balance $0 - $149,999	1,779	0.00% - 13.08%	9/15/2015-11/1/2057	$124,818	$17,107
Original loan balance $150,000 - $299,999	1,669	1.00% - 11.00%	5/1/2016-11/1/2064	269,846	33,693
Original loan balance $300,000 - $449,999	876	2.00% - 10.00%	3/1/2018-5/1/2062	255,520	26,974
Original loan balance greater than $449,999	468	1.88% - 9.50%	9/1/2018-12/1/2057	258,332	20,300
	4,792			$908,516	$98,074

Residential Whole Loans, at Fair Value
Original loan balance $0 - $149,999	2,349	0.00% - 14.99%	7/2/2007-11/1/2057	$169,575	$118,572
Original loan balance $150,000 - $299,999	2,154	0.00% - 12.38%	7/1/2008-10/25/2057	346,425	262,686
Original loan balance $300,000 - $449,999	1,273	1.50% - 11.00%	7/1/2013-12/1/2057	373,112	271,908
Original loan balance greater than $449,999	738	1.00% - 10.88%	9/1/2013-11/1/2057	436,003	374,652
	6,514			$1,325,115	$1,027,818

	11,306			$2,233,631	$1,125,892

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

The following table summarizes the changes in the carrying amounts of residential whole loans during the year ended December 31, 2017:

	For the Year Ended December 31, 2017
(In Thousands)	Residential Whole Loans, at Carrying Value	Residential Whole Loans, at Fair Value
Beginning Balance	$590,540	$814,682
Additions during period:
Purchases and capitalized advances	385,093	683,735
Discount accretion	5,477	N/A
Deductions during period:
Cash collections for principal and liquidations	(63,521)	(87,072)
Changes in fair value recorded in Net gain on residential whole loans held at fair value	N/A	33,617
Provision for loan loss	660	N/A
Repurchases	—	(2,716)
Transfer to REO	(9,733)	(117,131)
Ending Balance	$908,516	$1,325,115

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

In connection with the preparation of this Annual Report on Form 10-K, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2017, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2017. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (the “2013 COSO Framework”). As a result of this assessment, management concluded that, as of December 31, 2017, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 145 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
MFA Financial, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited MFA Financial, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and Schedule IV - Mortgage Loans on Real Estate (collectively, the consolidated financial statements), and our report dated February 15, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

New York, New York
February 15, 2018

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We expect to file with the SEC, in April 2018 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about May 23, 2018.  The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)         Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements.  The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 82 through 141 of this Annual Report on Form 10-K and are incorporated herein by reference.

(b)         Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

(c)   Financial Statement Schedules required by Regulation S-X

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2017.

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

MFA Financial, Inc.

Date: February 15, 2018	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 15, 2018	By	/s/	Craig L. Knutson
Craig L. Knutson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 15, 2018	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

Date: February 15, 2018	By	/s/	Kathleen A. Hanrahan
Kathleen A. Hanrahan
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 15, 2018	By	/s/	George H. Krauss
George H. Krauss
Chairman and Director

Date: February 15, 2018	By	/s/	Stephen R. Blank
Stephen R. Blank
Director

Date: February 15, 2018	By	/s/	James A. Brodsky
James A. Brodsky
Director

Date: February 15, 2018	By	/s/	Richard J. Byrne
Richard J. Byrne
Director

Date: February 15, 2018	By	/s/	Laurie Goodman
Laurie Goodman
Director

Date: February 15, 2018	By	/s/	Alan L. Gosule
Alan L. Gosule
Director

Date: February 15, 2018	By	/s/	Robin Josephs
Robin Josephs
Director

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K.  The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith.  All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference.  Exhibits numbered 10.1 through 10.25 are management contracts or compensatory plans or arrangements.

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

3.10 Amended and Restated Bylaws of the Company (as amended and restated through April 10, 2017) (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated April 12, 2017 (Commission File No. 1-13991)).

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

10.9 MFA Financial, Inc. Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 22, 2015 (Commission File No. 1-13991)).

10.10 Senior Officers Deferred Bonus Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated December 12, 2008 (Commission File No. 1-13991)).

10.11 Fourth Amended and Restated 2003 Non-Employee Directors Deferred Compensation Plan, as amended and restated through December 15, 2014 (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-13991)).

10.12 Form of Incentive Stock Option Award Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-13991)).

10.13 Form of Non-Qualified Stock Option Award Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-13991)).

10.14 Form of Restricted Stock Award Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Form 10-Q for the quarter ended September 30, 2004 (Commission File No. 1-13991)).

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

10.21 Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated January 11, 2017 (Commission File No. 1-13991)).

10.22 Form of Dividend Equivalent Rights Agreement relating to the Company’s Amended and Restated 2010 Equity Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 8-K, dated July 7, 2011 (Commission File No. 1-13991)).

10.23 Summary Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-13991)).

10.24 Modification to Compensation Payable to the Non-Executive Chairman of the Board (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016 (Commission File No. 1-13991)).

10.25 Modification to Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-13991)).

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