Form 10-Q
period 2018-03-31
MFA FINANCIAL, INC.
filed 2018-05-08
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

398,488,368 shares of the registrant’s common stock, $0.01 par value, were outstanding as of May 3, 2018.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEET

(In Thousands Except Per Share Amounts)	March 31, 2018	December 31, 2017
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”) and credit risk transfer (“CRT”) securities:
Agency MBS, at fair value ($2,547,350 and $2,727,510 pledged as collateral, respectively)	$2,647,148	$2,824,681
Non-Agency MBS, at fair value ($2,630,425 and $2,379,523 pledged as collateral, respectively)	3,398,254	3,533,966
CRT securities, at fair value ($590,551 and $595,900 pledged as collateral, respectively)	679,491	664,403
Mortgage servicing rights (“MSR”) related assets ($432,468 and $482,158 pledged as collateral, respectively)	455,124	492,080
Residential whole loans, at carrying value ($438,202 and $448,689 pledged as collateral, respectively) (1)	1,099,876	908,516
Residential whole loans, at fair value ($1,238,016 and $996,226 pledged as collateral, respectively) (1)	1,555,620	1,325,115
Securities obtained and pledged as collateral, at fair value	253,993	504,062
Cash and cash equivalents	214,686	449,757
Restricted cash	7,100	13,307
Other assets	303,920	238,847
Total Assets	$10,615,212	$10,954,734

Liabilities:
Repurchase agreements and other advances	$6,558,860	$6,614,701
Obligation to return securities obtained as collateral, at fair value	253,993	504,062
Payable for unsettled residential whole loans purchases	13,525	—
Other liabilities	553,403	574,335
Total Liabilities	$7,379,781	$7,693,098

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 398,429 and 397,831 shares issued and outstanding, respectively	3,984	3,978
Additional paid-in capital, in excess of par	3,227,550	3,227,304
Accumulated deficit	(578,913)	(578,950)
Accumulated other comprehensive income	582,730	609,224
Total Stockholders’ Equity	$3,235,431	$3,261,636
Total Liabilities and Stockholders’ Equity	$10,615,212	$10,954,734

(1)
Includes approximately $180.0 million and $183.2 million of Residential whole loans, at carrying value and $275.6 million and $289.3 million of Residential whole loans, at fair value transferred to consolidated variable interest entities (“VIEs”) at March 31, 2018 and December 31, 2017, respectively. Such assets can be used only to settle the obligations of the VIEs.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2018	2017
Interest Income:
Agency MBS	$15,293	$17,894
Non-Agency MBS	56,102	79,208
CRT securities	9,496	6,376
MSR related assets	7,623	4,734
Residential whole loans held at carrying value	14,329	8,690
Cash and cash equivalent investments	909	355
Interest Income	$103,752	$117,257

Interest Expense:
Repurchase agreements and other advances	$45,717	$48,339
Other interest expense	4,837	2,010
Interest Expense	$50,554	$50,349

Net Interest Income	$53,198	$66,908

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$—	$(63)
Portion of loss reclassed from other comprehensive income	—	(351)
Net Impairment Losses Recognized in Earnings	$—	$(414)

Other Income, net:
Net gain on residential whole loans held at fair value	$38,498	$13,773
Net gain on sales of investment securities	8,817	9,708
Other, net	345	4,512
Other Income, net	$47,660	$27,993

Operating and Other Expense:
Compensation and benefits	$6,748	$7,793
Other general and administrative expense	3,832	4,225
Loan servicing and other related operating expenses	6,883	4,409
Operating and Other Expense	$17,463	$16,427

Net Income	$83,395	$78,060
Less Preferred Stock Dividends	3,750	3,750
Net Income Available to Common Stock and Participating Securities	$79,645	$74,310

Earnings per Common Share - Basic and Diluted	$0.20	$0.20

Dividends Declared per Share of Common Stock	$0.20	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2018	2017
Net income	$83,395	$78,060
Other Comprehensive Income/(Loss):
Unrealized loss on Agency MBS, net	(10,052)	(8,052)
Unrealized (loss)/gain on Non-Agency MBS, net	(27,488)	27,521
Reclassification adjustment for MBS sales included in net income	(8,623)	(9,971)
Reclassification adjustment for other-than-temporary impairments included in net income	—	(414)
Derivative hedging instrument fair value changes, net	19,669	11,897
Other Comprehensive (Loss)/Income	(26,494)	20,981
Comprehensive income before preferred stock dividends	$56,901	$99,041
Dividends declared on preferred stock	(3,750)	(3,750)
Comprehensive Income Available to Common Stock and Participating Securities	$53,151	$95,291

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Three Months Ended March 31, 2018
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	8,000	$80	397,831	$3,978	$3,227,304	$(578,950)	$609,224	$3,261,636
Cumulative effect adjustment on adoption of new accounting standard for revenue recognition	—	—	—	—	—	295	—	295
Net income	—	—	—	—	—	83,395	—	83,395
Issuance of common stock, net of expenses (1)	—	—	849	6	1,224	—	—	1,230
Repurchase of shares of common stock (1)	—	—	(251)	—	(1,957)	—	—	(1,957)
Equity based compensation expense	—	—	—	—	549	—	—	549
Accrued dividends attributable to stock-based awards	—	—	—	—	430	—	—	430
Dividends declared on common stock	—	—	—	—	—	(79,686)	—	(79,686)
Dividends declared on preferred stock	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(217)	—	(217)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	(46,163)	(46,163)
Derivative hedging instrument fair value changes, net	—	—	—	—	—	—	19,669	19,669
Balance at March 31, 2018	8,000	$80	398,429	$3,984	$3,227,550	$(578,913)	$582,730	$3,235,431

	Three Months Ended March 31, 2017
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	8,000	$80	371,854	$3,719	$3,029,062	$(572,641)	$573,682	$3,033,902
Net income	—	—	—	—	—	78,060	—	78,060
Issuance of common stock, net of expenses (1)	—	—	1,457	9	3,947	—	—	3,956
Repurchase of shares of common stock (1)	—	—	(492)	—	(3,859)	—	—	(3,859)
Equity based compensation expense	—	—	—	—	1,024	—	—	1,024
Accrued dividends attributable to stock-based awards	—	—	—	—	429	—	—	429
Dividends declared on common stock	—	—	—	—	—	(74,569)	—	(74,569)
Dividends declared on preferred stock	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(227)	—	(227)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	9,084	9,084
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	11,897	11,897
Balance at March 31, 2017	8,000	$80	372,819	$3,728	$3,030,603	$(573,127)	$594,663	$3,055,947

(1)  For the three months ended March 31, 2018 and 2017, includes approximately $2.0 million (250,946 shares) and $3.9 million (492,447 shares), respectively surrendered for tax purposes related to equity-based compensation awards.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$83,395	$78,060
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS and U.S. Treasury securities	(8,817)	(9,708)
Gain on sales of real estate owned	(1,993)	(875)
Gain on liquidation of residential whole loans	(5,279)	(868)
Other-than-temporary impairment charges	—	414
Accretion of purchase discounts on MBS and CRT securities, residential whole loans and MSR related assets	(19,793)	(23,682)
Amortization of purchase premiums on MBS and CRT securities	5,392	8,029
Depreciation and amortization on real estate, fixed assets and other assets	423	210
Equity-based compensation expense	553	1,106
Unrealized gain on residential whole loans at fair value	(13,747)	(2,948)
(Increase)/decrease in other assets and other	(22,010)	7,013
Decrease in other liabilities	(12,228)	(12,392)
Net cash provided by operating activities	$5,896	$44,359

Cash Flows From Investing Activities:
Principal payments on MBS, CRT securities and MSR related assets	$484,334	$762,747
Proceeds from sales of MBS and U.S. Treasury securities	19,362	160,697
Purchases of MBS, CRT securities, MSR related assets and U.S. Treasury securities	(194,328)	(244,582)
Purchases of residential whole loans and capitalized advances	(513,851)	(5,027)
Principal payments on residential whole loans	71,865	35,453
Proceeds from sales of real estate owned	19,307	10,438
Purchases of real estate owned and capital improvements	(2,678)	(774)
Redemption of Federal Home Loan Bank stock	—	10,422
Additions to leasehold improvements, furniture and fixtures	(171)	(133)
Net cash (used in)/provided by investing activities	$(116,160)	$729,241

Cash Flows From Financing Activities:
Principal payments on repurchase agreements and other advances	$(16,609,092)	$(20,513,712)
Proceeds from borrowings under repurchase agreements and other advances	16,553,139	19,963,451
Principal payments on securitized debt	(12,817)	—
Payments made for settlements on interest rate swap agreements (“Swaps”)	(10,666)	(34,942)
Proceeds from settlements on Swaps	30,711	—
Proceeds from issuances of common stock	1,230	3,952
Dividends paid on preferred stock	(3,750)	(3,750)
Dividends paid on common stock and dividend equivalents	(79,769)	(74,622)
Net cash used in financing activities	$(131,014)	$(659,623)
Net (decrease)/increase in cash, cash equivalents, and restricted cash	$(241,278)	$113,977
Cash, cash equivalents, and restricted cash at beginning of period	$463,064	$318,575
Cash, cash equivalents, and restricted cash at end of period	$221,786	$432,552

Non-cash Investing and Financing Activities:
Net (decrease)/increase in securities obtained as collateral/obligation to return securities obtained as collateral	$(248,650)	$4,155
Transfer from residential whole loans to real estate owned	$54,822	$31,098
Dividends and dividend equivalents declared and unpaid	$79,905	$74,830

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

1.   Organization

MFA Financial, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders.  The Company has elected to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. (See Note 2(p))

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2018 and results of operations for all periods presented have been made.  The results of operations for the three months ended March 31, 2018 should not be construed as indicative of the results to be expected for the full year.

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

The consolidated financial statements of the Company include the accounts of all subsidiaries; all intercompany accounts and transactions have been eliminated. In addition, the Company consolidates entities established to facilitate transactions related to the acquisition and securitization of residential whole loans as well as MBS resecuritization transactions completed in prior years. Certain prior period amounts have been reclassified to conform to the current period presentation.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(b)  MBS and CRT Securities

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
MARCH 31, 2018

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

When the fair value of an AFS security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through AOCI on the consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS that are assessed to be of less than high credit quality and on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, year of origination, loan-to-value ratios (“LTVs”), geographic concentrations, as well as reports by credit rating agencies, such as Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Financial Services LLC (“S&P”) or Fitch Ratings, Inc. (collectively “Rating Agencies”), general market assessments, and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes.  Impairment assessment for Non-Agency MBS and CRT securities that were purchased at prices close to par and/or are otherwise considered to be of high credit quality involves comparing the present value of the remaining cash flows expected to be collected against the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the instrument’s IRR.

Balance Sheet Presentation

The Company’s MBS and CRT Securities pledged as collateral against repurchase agreements and Swaps are included on the consolidated balance sheets with the fair value of the securities pledged disclosed parenthetically.  Purchases and sales of securities are recorded on the trade date.

(c) MSR Related Assets

The Company has investments in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. These financial instruments, which are referred to as MSR related assets, are discussed in more detail below. The Company’s MSR related assets pledged as collateral against repurchase agreements are included in the consolidated balance sheets with the amounts pledged disclosed parenthetically. Purchases and sales of MSR related assets are recorded on the trade date. (See Notes 3, 6, 7 and 14)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Term Notes Backed by MSR Related Collateral

The Company has invested in term notes that are issued by special purpose vehicles (“SPV”) that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. The Company considers payment of principal and interest on these term notes to be largely dependent on the cash flows generated by the underlying MSRs as this impacts the cash flows available to the SPV that issued the term notes. Credit risk borne by the holders of the term notes is also mitigated by structural credit support in the form of over-collateralization. Credit support is also provided by a corporate guarantee from the ultimate parent or sponsor of the SPV that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the underlying MSRs be insufficient.

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

Corporate Loan

The Company has entered into a loan agreement with an entity that originates loans and owns the related MSRs. Under the terms of the loan agreement, the Company has committed to lend $130.0 million of which approximately $124.2 million was drawn at March 31, 2018. The loan is secured by certain U.S. Government, Agency and private-label MSRs, as well as other unencumbered assets owned by the borrower. The term loan is recorded on the Company’s consolidated balance sheets at the drawn amount, on which interest income is recognized on an accrual basis on the Company’s consolidated statements of operations. Commitment fees received on the undrawn amount are deferred and recognized as interest income over the remaining loan term at the time of draw. At the end of the commitment period, any remaining deferred commitment fees will be recorded as Other Income on the Company’s consolidated statements of operations. The Company evaluates the recoverability of the loan on a quarterly basis by considering various factors, including the current status of the loan, changes in fair value of the MSRs that secure the loan and the recent financial performance of the borrower.

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
MARCH 31, 2018

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

Under the application of the accounting model for credit impaired loans, the Company may aggregate into pools loans acquired in the same fiscal quarter that are assessed as having similar risk characteristics. For each pool established, or on an individual loans basis for loans not aggregated into pools, the Company estimates at acquisition, and periodically on at least a quarterly basis, the principal and interest cash flows expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield.” This amount is accreted as interest income over the life of the loans using an effective interest rate (level yield) methodology. Interest income recorded each period reflects the amount of accretable yield recognized and not the coupon interest payments received on the underlying loans. The difference between contractually required principal and interest payments and the cash flows expected to be collected is referred to as the “non-accretable difference,” and includes estimates of both the effect of prepayments and expected credit losses over the life of the underlying loans.

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
MARCH 31, 2018

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

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  At March 31, 2018 and December 31, 2017, the Company had cash and cash equivalents of $214.7 million and $449.8 million, respectively. The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency, were $164.0 million and $354.0 million at March 31, 2018 and December 31, 2017, respectively.  (See Notes 7 and 14)

(g)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties in connection with certain of the Company’s repurchase agreements that is not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to repurchase agreement counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the repurchase agreement.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its repurchase agreements of $7.1 million and $13.3 million at March 31, 2018 and December 31, 2017, respectively.  (See Notes 5(b), 6, 7 and 14)

(h)  Goodwill

At March 31, 2018 and December 31, 2017, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through March 31, 2018, the Company had not recognized any impairment against its goodwill. Goodwill is included in Other assets on the Company’s consolidated balance sheets.

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
MARCH 31, 2018

(k)  Loan Securitization and Other Debt Issuance Costs

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
MARCH 31, 2018

Federal Home Loan Bank (“FHLB”) Advances

In January 2016, the Federal Housing Finance Agency (the “FHFA”) released its final rule amending its regulation on FHLB membership, which, among other things, provided termination rules for then current captive insurance members. As a result of such regulation, the Company’s wholly-owned subsidiary, MFA Insurance, Inc. (“MFA Insurance”) was required to repay all of its outstanding FHLB advances by February 19, 2017 and its FHLB membership was terminated on such date. FHLB advances were secured financing transactions and were carried at their contractual amounts. (See Note 6)

(m)  Equity-Based Compensation

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

The Company makes dividend equivalent payments in connection with certain of its equity-based awards.   A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Company’s Equity Compensation Plan (the “Equity Plan”), and they are paid in cash or other consideration at such times and in accordance with such rules, terms and conditions, as the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) may determine in its discretion.  Payments pursuant to dividend equivalents are generally charged to Stockholders’ Equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for dividend equivalents to the extent that the attached equity awards do not or are not expected to vest and grantees are not required to return payments of dividends or dividend equivalents to the Company.  (See Notes 2(n) and 13)

(n)  Earnings per Common Share (“EPS”)

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
MARCH 31, 2018

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

In addition, the Company has elected to treat certain of its subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business may be conducted through one or more TRS, its income earned by TRS may be subject to corporate income taxation. To maintain the Company’s REIT election, no more than 20% of the value of a REIT’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U.S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as a TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No deferred tax benefit was recorded by the Company for the three months ended March 31, 2018 and 2017, as a valuation allowance for the full amount of the associated deferred tax asset was recognized as its recovery is not considered more likely than not.

 Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of March 31, 2018, December 31, 2017, or March 31, 2017. The Company filed its 2016 tax return prior to October 16, 2017. The Company’s tax returns for tax years 2014 through 2016 are open to examination.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

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

Swaps are carried on the Company’s consolidated balance sheets at fair value, in Other assets, if their fair value is positive, or in Other liabilities, if their fair value is negative.  Beginning in January 2017, variation margin payments on the Company’s Swaps that have been novated to a clearing house are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap. As of March 31, 2018, all of the Company’s Swaps have been novated to a central clearing house. Changes in the fair value of the Company’s Swaps designated in hedging transactions are recorded in OCI provided that the hedge remains effective.  Changes in fair value for any ineffective amount of a Swap are recognized in earnings.  The Company has not recognized any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

The Company has entered into several financing transactions which resulted in the Company consolidating the VIEs that were created to facilitate these transactions.  In determining the accounting treatment to be applied to these transactions, the Company concluded that the entities used to facilitate these transactions were VIEs and that they should be consolidated.  If the Company had determined that consolidation was not required, it would have then assessed whether the transfers of the underlying assets would qualify as sale or should be accounted for as secured financings under GAAP. (See Note 15)

The Company also includes on its consolidated balance sheets certain financial assets and liabilities that are acquired/issued by trusts and/or other special purpose entities that have been evaluated as being required to be consolidated by the Company under the applicable accounting guidance.

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

Accounting Standards Adopted in 2018

Compensation - Stock Compensation - Scope of Modification Accounting

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Pursuant to this ASU, an entity should account for the effects of a modification unless all of the following are met: (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award date is modified. The Company adopted ASU 2017-09 on January 1, 2018 and its adoption did not have an impact on its financial position or financial statement disclosures.

Statement of Cash Flows - Restricted Cash

In November 2016, the FASB issued ASU 2016-18, Restricted Cash (“ASU 2016-18”). ASU 2016-18 clarifies how entities should present restricted cash and restricted cash equivalents in the statement of cash flows with the objective of reducing the existing diversity in practice. The amendments in ASU 2016-18 require restricted cash and restricted cash equivalents to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of period total amounts shown on the statement of cash flows. The Company adopted ASU 2016-18 on January 1, 2018 and its adoption did not have a significant impact on its financial position or financial statement disclosures.

Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The amendments in ASU 2016-15 provide guidance for eight specific cash flow classification issues, certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practice. The Company adopted ASU 2016-15 on January 1, 2018 and its adoption did not have a significant impact on its financial position or financial statement disclosures.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Financial Instruments - Overall - Recognition and Measurement of Financial Assets and Financial Liabilities

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). The amendments in this ASU affect all entities that hold financial assets or owe financial liabilities, and address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The classification and measurement guidance of investments in debt securities and loans are not affected by the amendments in this ASU. ASU 2016-01 was effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017.  The Company’s adoption of this ASU on January 1, 2018 did not have a significant impact on the Company’s financial position or financial statement disclosures as the classification and measurement of its investments in debt securities and loans were not affected by the amendments in this ASU.

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  The ASU requires an entity to recognize revenue in an amount that reflects the consideration to which it expects to be entitled for the transfer of promised goods or services to customers.  ASU 2014-09 replaced most existing revenue recognition guidance in GAAP when it became effective. The Company adopted this ASU on January 1, 2018 and its adoption did not have a material impact on the Company’s financial position or financial statement disclosures as the majority of the Company’s revenues are generated by financial instruments that are explicitly scoped out of this ASU. On adoption of the new standard on January 1, 2018, the Company recorded a transition adjustment, under the modified retrospective approach, of approximately $295,000 to the opening balance of retained earnings in order to reflect the recognition of a gain on sale of REO that was previously deferred under the prior accounting guidance.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

3.                   MBS, CRT Securities and MSR Related Assets

Agency and Non-Agency MBS

The Company’s MBS are comprised of Agency MBS and Non-Agency MBS which include MBS issued prior to 2008 (“Legacy Non-Agency MBS”). These MBS are secured by:  (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”), which have interest rates that reset annually or more frequently (collectively, “ARM-MBS”); and (iii) 15 year fixed-rate mortgage for Agency MBS and, for Non-Agency MBS, 30-year and longer-term fixed rate mortgages. In addition, the Company’s MBS are also comprised of MBS backed by securitized re-performing/non-performing loans (“RPL/NPL MBS”), where the cash flows of the bond may not reflect the contractual cash flows of the underlying collateral. The Company’s RPL/NPL MBS are generally structured with a contractual coupon step-up feature where the coupon increases up to 300 basis points at 36 months from issuance or sooner. The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements and Swaps.  (See Note 7)

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.  The payment of principal and/or interest on Ginnie Mae MBS is explicitly backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have been under the conservatorship of the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities.

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

CRT Securities

CRT securities are debt obligations issued by Fannie Mae and Freddie Mac. The payments of principal and interest on the CRT securities are paid by Fannie Mae or Freddie Mac, as the case may be, on a monthly basis, and are dependent on the performance of loans in a reference pool of Agency MBS securitized by the issuing entity. As an investor in a CRT security, the Company may incur a loss if losses on the mortgage loans in the reference pool exceed the credit enhancement on the underlying CRT security owned by the Company. The Company assesses the credit risk associated with CRT securities by assessing the current and expected future performance of the associated reference pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements.  (See Note 7)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

The following tables present certain information about the Company’s MBS and CRT securities at March 31, 2018 and December 31, 2017:

March 31, 2018

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$2,038,059	$77,640	$(36)	$—	$2,115,663	$2,106,021	$23,283	$(32,925)	$(9,642)
Freddie Mac	534,008	20,650	—	—	555,262	535,084	1,455	(21,633)	(20,178)
Ginnie Mae	5,865	108	—	—	5,973	6,043	70	—	70
Total Agency MBS	2,577,932	98,398	(36)	—	2,676,898	2,647,148	24,808	(54,558)	(29,750)
Non-Agency MBS:
Expected to Recover Par (3)(4)	1,143,670	48	(22,636)	—	1,121,082	1,145,482	24,927	(527)	24,400
Expected to Recover Less than Par (3)	2,439,186	—	(177,023)	(572,580)	1,689,583	2,252,772	563,349	(160)	563,189
Total Non-Agency MBS (5)	3,582,856	48	(199,659)	(572,580)	2,810,665	3,398,254	588,276	(687)	587,589
Total MBS	6,160,788	98,446	(199,695)	(572,580)	5,487,563	6,045,402	613,084	(55,245)	557,839
CRT securities (6)	617,351	10,012	(3,049)	—	624,314	679,491	55,441	(264)	55,177
Total MBS and CRT securities	$6,778,139	$108,458	$(202,744)	$(572,580)	$6,111,877	$6,724,893	$668,525	$(55,509)	$613,016

December 31, 2017

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$2,170,974	$82,271	$(40)	$—	$2,253,205	$2,246,600	$21,736	$(28,341)	$(6,605)
Freddie Mac	561,346	21,683	—	—	584,920	571,748	1,624	(14,796)	(13,172)
Ginnie Mae	6,142	112	—	—	6,254	6,333	79	—	79
Total Agency MBS	2,738,462	104,066	(40)	—	2,844,379	2,824,681	23,439	(43,137)	(19,698)
Non-Agency MBS:
Expected to Recover Par (3)(4)	1,128,808	50	(22,737)	—	1,106,121	1,132,205	26,518	(434)	26,084
Expected to Recover Less than Par (3)	2,589,935	—	(192,588)	(593,227)	1,804,120	2,401,761	597,660	(19)	597,641
Total Non-Agency MBS (5)	3,718,743	50	(215,325)	(593,227)	2,910,241	3,533,966	624,178	(453)	623,725
Total MBS	6,457,205	104,116	(215,365)	(593,227)	5,754,620	6,358,647	647,617	(43,590)	604,027
CRT securities (6)	602,799	8,887	(3,550)	—	608,136	664,403	56,290	(23)	56,267
Total MBS and CRT securities	$7,060,004	$113,003	$(218,915)	$(593,227)	$6,362,756	$7,023,050	$703,907	$(43,613)	$660,294

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at March 31, 2018 reflect Credit Reserve of $558.5 million and OTTI of $14.0 million.  Amounts disclosed at December 31, 2017 reflect Credit Reserve of $579.0 million and OTTI of $14.2 million.

(2)	Includes principal payments receivable of $604,000 and $1.9 million at March 31, 2018 and December 31, 2017, respectively, which are not included in the Principal/Current Face.

(3)	Based on management’s current estimates of future principal cash flows expected to be received.

(4)
Includes RPL/NPL MBS, which at March 31, 2018 had a $935.1 million Principal/Current face, $933.2 million amortized cost and $935.2 million fair value. At December 31, 2017, RPL/NPL MBS had a $922.0 million Principal/Current face, $920.1 million amortized cost and $923.1 million fair value.

(5)	At March 31, 2018 and December 31, 2017, the Company expected to recover approximately 84% and 84%, respectively, of the then-current face amount of Non-Agency MBS.

(6)
Amounts disclosed at March 31, 2018 includes CRT securities with a fair value of $546.3 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $39.8 million and gross unrealized losses of approximately $264,000 at March 31, 2018. Amounts disclosed at December 31, 2017 includes CRT securities with a fair value of $528.9 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $40.5 million and gross unrealized losses of approximately $23,000 at December 31, 2017.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Unrealized Losses on MBS and CRT Securities

The following table presents information about the Company’s MBS and CRT securities that were in an unrealized loss position at March 31, 2018:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(Dollars in Thousands)
Agency MBS:
Fannie Mae	$303,575	$2,479	87	$897,700	$30,446	221	$1,201,275	$32,925
Freddie Mac	90,177	1,178	34	384,069	20,455	106	474,246	21,633
Total Agency MBS	393,752	3,657	121	1,281,769	50,901	327	1,675,521	54,558
Non-Agency MBS:
Expected to Recover Par (1)	371,688	378	6	12,068	149	9	383,756	527
Expected to Recover Less than Par (1)	24,010	160	7	—	—	—	24,010	160
Total Non-Agency MBS	395,698	538	13	12,068	149	9	407,766	687
Total MBS	789,450	4,195	134	1,293,837	51,050	336	2,083,287	55,245
CRT securities (2)	39,187	264	11	—	—	—	39,187	264
Total MBS and CRT securities	$828,637	$4,459	145	$1,293,837	$51,050	336	$2,122,474	$55,509

(1)	Based on management’s current estimates of future principal cash flows expected to be received.

(2)	Amounts disclosed at March 31, 2018 represent CRT securities on which the fair value option has been elected.

At March 31, 2018, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency MBS were $54.6 million at March 31, 2018.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at March 31, 2018 any unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency MBS were $687,000 at March 31, 2018. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

The Company did not recognize any credit-related OTTI losses through earnings related to its Non-Agency MBS during the three months ended March 31, 2018. The Company recognized credit-related OTTI losses through earnings related to its Non-Agency MBS of $414,000 during the three months ended March 31, 2017.

Non-Agency MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for these Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

structural credit enhancement, if any, and the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, year of origination, LTVs, geographic concentrations, as well as Rating Agency reports, general market assessments, and dialogue with market participants.  Changes in the Company’s evaluation of each of these factors impacts the cash flows expected to be collected at the OTTI assessment date. For Non-Agency MBS purchased at a discount to par that were assessed for and had no OTTI recorded this period, such cash flow estimates indicated that the amount of expected losses decreased compared to the previous OTTI assessment date. These positive cash flow changes are primarily driven by recent improvements in LTVs due to loan amortization and home price appreciation, which, in turn, positively impacts the Company’s estimates of default rates and loss severities for the underlying collateral. In addition, voluntary prepayments (i.e., loans that prepay in full with no loss) have generally trended higher relative to the Company’s assumptions for these MBS which also positively impacts the Company’s estimate of expected loss. Overall, the combination of higher voluntary prepayments and lower LTVs supports the Company’s assessment that such MBS are not other-than-temporarily impaired.

The following table presents the composition of OTTI charges recorded by the Company for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Total OTTI losses	$—	$(63)
OTTI reclassified from OCI	—	(351)
OTTI recognized in earnings	$—	$(414)

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	Three Months Ended March 31,
(In Thousands)	2018	2017
Credit loss component of OTTI at beginning of period	$38,337	$37,305
Additions for credit related OTTI not previously recognized	—	63
Subsequent additional credit related OTTI recorded	—	351
Credit loss component of OTTI at end of period	$38,337	$37,719

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(593,227)	$(215,325)	$(694,241)	$(278,191)
Accretion of discount	—	17,216	—	21,616
Realized credit losses	8,447	—	12,324	—
Purchases	(535)	488	—	—
Sales	5,592	5,105	19,741	(3,897)
Net impairment losses recognized in earnings	—	—	(414)	—
Transfers/release of credit reserve	7,143	(7,143)	9,253	(9,253)
Balance at end of period	$(572,580)	$(199,659)	$(653,337)	$(269,725)

(1)  Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

Sales of MBS

During the three months ended March 31, 2018, the Company sold certain Non-Agency MBS for $19.4 million, realizing gross gains of $8.8 million.  During the three months ended March 31, 2017, the Company sold certain Non-Agency MBS for $21.6 million, realizing gross gains of $10.0 million. The Company has no continuing involvement with any of the sold MBS.

MSR Related Assets

(a) Term Notes Backed by MSR Related Collateral

At March 31, 2018 and December 31, 2017, the Company had $332.0 million and $381.8 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At March 31, 2018, these term notes had an amortized cost of $331.0 million, gross unrealized gains of $1.0 million, a weighted average yield of 5.28% and a weighted average term to maturity of 4.2 years. At December 31, 2017, the term notes had an amortized cost of $381.0 million, gross unrealized gains of $804,000, a weighted average yield of 5.80% and a weighted average term to maturity of 3.4 years.

(b) Corporate Loan

The Company has entered into a loan agreement with an entity that originates loans and owns the related MSRs. The loan is secured by certain U.S. Government, Agency and private-label MSRs, as well as other unencumbered assets owned by the borrower. Under the terms of the loan agreement, the Company has committed to lend $130.0 million of which approximately $124.2 million was drawn at March 31, 2018. At March 31, 2018, the coupon paid by the borrower on the drawn amount is 8.39%, the remaining term associated with the loan is 2.3 years and remaining commitment period on any undrawn amount is three months. During the remaining commitment period of three months, the Company receives a commitment fee of 1.5%. For the three months ended March 31, 2018 and 2017, the Company recognized interest income of $2.5 million and $1.7 million including discount accretion and commitment fee income of $107,000 and $62,000, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In Thousands)	2018	2017
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$620,648	$620,403
Unrealized loss on Agency MBS, net	(10,052)	(8,052)
Unrealized (loss)/gain on Non-Agency MBS, net	(27,488)	27,521
Reclassification adjustment for MBS sales included in net income	(8,623)	(9,971)
Reclassification adjustment for OTTI included in net income	—	(414)
Change in AOCI from AFS securities	(46,163)	9,084
Balance at end of period	$574,485	$629,487

Interest Income on MBS, CRT Securities and MSR Related Assets

The following table presents the components of interest income on the Company’s MBS, CRT securities and MSR related assets for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Agency MBS
Coupon interest	$20,958	$26,212
Effective yield adjustment (1)	(5,665)	(8,318)
Interest income	$15,293	$17,894

Legacy Non-Agency MBS
Coupon interest	$28,835	$34,662
Effective yield adjustment (2)	17,201	21,442
Interest income	$46,036	$56,104

RPL/NPL MBS
Coupon interest	$10,053	$22,929
Effective yield adjustment (1)	13	175
Interest income	$10,066	$23,104

CRT securities
Coupon interest	$8,374	$5,257
Effective yield adjustment (2)	1,122	1,119
Interest income	$9,496	$6,376

MSR related assets
Coupon interest	$7,517	$4,672
Effective yield adjustment (1)	106	62
Interest income	$7,623	$4,734

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

4.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at March 31, 2018 and December 31, 2017 are approximately $2.7 billion and $2.2 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes.

Residential Whole Loans, at Carrying Value

Residential whole loans, at carrying value totaled approximately $1.1 billion and $908.5 million at March 31, 2018 and December 31, 2017, respectively. The carrying value reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. The carrying value is reduced by any allowance for loan losses established subsequent to acquisition. The Company had approximately 5,400 and 4,800 Residential whole loans held at carrying value at March 31, 2018 and December 31, 2017, respectively.

As of March 31, 2018, the Company had established an allowance for loan losses of approximately $380,000 on its residential whole loan pools held at carrying value. For the three months ended March 31, 2018, a net provision for loan losses of approximately $50,000 was recorded, which is included in Operating and Other expense on the Company’s consolidated statements of operations. For the three months ended March 31, 2017, the Company recorded a net reversal of provision for loan losses of approximately $221,000.

The following table presents the activity in the Company’s allowance for loan losses on its residential whole loan pools held at carrying value for the three months ended March 31, 2018 and 2017:

(In Thousands)	Three Months Ended March 31,
	2018	2017
Balance at the beginning of period	$330	$990
Provisions/(reversal of provisions) for loan losses	50	(221)
Balance at the end of period	$380	$769

The Company did not acquire any purchase credit impaired residential whole loans held at carrying value during the three months ended March 31, 2018 and 2017.

The following table presents accretable yield activity for the Company’s purchase credit impaired residential whole loans held at carrying value for the three months ended March 31, 2018 and 2017:

(In Thousands)	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$421,872	$334,379
Accretion	(11,031)	(8,690)
Liquidations and other	(2,170)	—
Reclassifications from/(to) non-accretable difference, net	4,733	(138)
Balance at end of period	$413,404	$325,551

Accretable yield for purchase credit impaired residential whole loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represent the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from non-accretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and non-accretable yield and the accretion of interest income are based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

change. Therefore, the amount of accretable income recorded during the three months ended March 31, 2018 is not necessarily indicative of future results.

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

The following table presents information regarding the Company’s residential whole loans held at fair value at March 31, 2018 and December 31, 2017:

(Dollars in Thousands)	March 31, 2018	December 31, 2017
Outstanding principal balance	$1,769,454	$1,562,373
Aggregate fair value	$1,555,620	$1,325,115
Number of loans	7,085	6,514

During the three months ended March 31, 2018 and 2017 the Company recorded net gains on residential whole loans held at fair value of $38.5 million and $13.8 million, respectively.

The following table presents the components of Net gain on residential whole loans held at fair value for the three months ended March 31, 2018 and 2017:

(In Thousands)	Three Months Ended March 31,
	2018	2017
Coupon payments and other income received	$15,397	$8,173
Net unrealized gains	13,747	2,948
Net gain on payoff/liquidation of loans	2,908	868
Net gain on transfers to REO	6,446	1,784
Total	$38,498	$13,773

5.    Other Assets

The following table presents the components of the Company’s Other assets at March 31, 2018 and December 31, 2017:

(In Thousands)	March 31, 2018	December 31, 2017
REO	$182,940	$152,356
Interest receivable	30,353	27,415
Swaps, at fair value	1,371	679
Goodwill	7,189	7,189
Prepaid and other assets	82,067	51,208
Total Other Assets	$303,920	$238,847

(a) Real Estate Owned

At March 31, 2018, the Company had 845 REO properties with an aggregate carrying value of $182.9 million. At December 31, 2017, the Company had 709 REO properties with an aggregate carrying value of $152.4 million.

During the three months ended March 31, 2018 and 2017, the Company reclassified 304 and 179 mortgage loans to REO at an aggregate estimated fair value less estimated selling costs of $54.8 million and $31.1 million, respectively, at the time of transfer.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Such transfers occur when the Company takes possession of the property by foreclosing on the borrower or completes a “deed-in-lieu of foreclosure” transaction. From time to time, the Company also acquires REO in connection with transactions to acquire residential whole loans.

At March 31, 2018, $172.9 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $38.7 million of residential whole loans held at carrying value and $869.3 million of residential whole loans held at fair value at March 31, 2018.

During the three months ended March 31, 2018 and 2017, the Company sold 168 and 84 REO properties for consideration of $25.5 million and $12.7 million, realizing net gains of approximately $2.0 million and $875,000, respectively. These amounts are included in Other, net on the Company’s consolidated statements of operations. In addition, following an updated assessment of liquidation amounts expected to be realized that was performed on all REO held at the end of the first quarters of 2018 and 2017, downward adjustments of approximately $3.4 million and $1.8 million were recorded to reflect certain REO properties at the lower of cost or estimated fair value as of March 31, 2018 and 2017, respectively.

The following table presents the activity in the Company’s REO for the three months ended March 31, 2018 and 2017:

(In Thousands)	Three Months Ended March 31,
	2018	2017
Balance at beginning of period	$152,356	$80,503
Adjustments to record at lower of cost or fair value	(3,415)	(1,823)
Transfer from residential whole loans (1)	54,822	31,098
Purchases and capital improvements	2,678	774
Disposals	(23,501)	(11,844)
Balance at end of period	$182,940	$98,708

(1)  Includes net gain recorded on transfer of approximately $6.4 million and $1.3 million, respectively, for the three months ended March 31, 2018 and 2017.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(b) Derivative Instruments

The Company’s derivative instruments are currently comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at March 31, 2018 and December 31, 2017:

			March 31, 2018		December 31, 2017
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Cleared Swaps (1)	Hedging	Assets	$2,450,000	$1,371	$750,000	$679
Cleared Swaps (1)	Hedging	Liabilities	$100,000	$—	$1,800,000	$—

(1) Cleared Swaps represent Swaps executed bilaterally with a counterparty in the over-the-counter market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties.

Swaps

The following table presents the assets pledged as collateral against the Company’s Swap contracts at March 31, 2018 and December 31, 2017:

(In Thousands)	March 31, 2018	December 31, 2017
Agency MBS, at fair value	$16,244	$21,756
Restricted cash	—	6,405
Total assets pledged against Swaps	$16,244	$28,161

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At March 31, 2018, all of the Company’s derivatives were deemed effective for hedging purposes and no derivatives were terminated during the three months ended March 31, 2018 and 2017.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company did not recognize any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness during the three months ended March 31, 2018 and 2017.

At March 31, 2018, the Company had Swaps designated in hedging relationships with an aggregate notional amount of $2.6 billion and extended 24 months on average with a maximum term of approximately 65 months.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

During the three months ended March 31, 2018, we did not enter into any new Swaps, nor did any Swaps amortize or expire. The following table presents information about the Company’s Swaps at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$—	—%	—%
Over 30 days to 3 months	50,000	1.45	1.88	—	—	—
Over 3 months to 6 months	500,000	1.50	1.77	50,000	1.45	1.56
Over 6 months to 12 months	100,000	1.71	1.87	500,000	1.50	1.46
Over 12 months to 24 months	100,000	1.71	1.86	200,000	1.71	1.54
Over 24 months to 36 months	1,600,000	2.22	1.82	1,500,000	2.22	1.51
Over 36 months to 48 months	100,000	2.22	1.88	200,000	2.20	1.53
Over 48 months to 60 months	—	—	—	—	—	—
Over 60 months to 72 months (3)	100,000	2.75	1.81	100,000	2.75	1.50
Total Swaps	$2,550,000	2.04%	1.82%	$2,550,000	2.04%	1.50%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.
(3) Reflects one Swap with a maturity date of July 2023.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(Dollars in Thousands)	2018	2017
Interest expense attributable to Swaps	$2,832	$7,809
Weighted average Swap rate paid	2.04%	1.88%
Weighted average Swap rate received	1.60%	0.79%

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In Thousands)	2018	2017
AOCI from derivative hedging instruments:
Balance at beginning of period	$(11,424)	$(46,721)
Net gain on Swaps	19,669	11,897
Balance at end of period	$8,245	$(34,824)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

6.      Repurchase Agreements and Other Advances

Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and bear interest that is generally LIBOR-based.  (See Notes 2(l) and 7)  At March 31, 2018, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 15 days and an effective repricing period of 9 months, including the impact of related Swaps.  At December 31, 2017, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 16 days and an effective repricing period of 11 months, including the impact of related Swaps.

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at March 31, 2018 and December 31, 2017:

(Dollars in Thousands)	March 31, 2018	December 31, 2017
Repurchase agreement borrowings secured by Agency MBS	$2,339,009	$2,501,340
Fair value of Agency MBS pledged as collateral under repurchase agreements	$2,531,106	$2,705,754
Weighted average haircut on Agency MBS (1)	4.63%	4.65%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS	$1,441,393	$1,256,033
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements	$1,897,016	$1,652,983
Weighted average haircut on Legacy Non-Agency MBS (1)	21.36%	21.87%
Repurchase agreement borrowings secured by RPL/NPL MBS	$569,271	$567,140
Fair value of RPL/NPL MBS pledged as collateral under repurchase agreements	$733,409	$726,540
Weighted average haircut on RPL/NPL MBS (1)	22.20%	22.05%
Repurchase agreements secured by U.S. Treasuries	$220,912	$470,334
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$220,814	$472,095
Weighted average haircut on U.S. Treasuries (1)	1.33%	1.47%
Repurchase agreements secured by CRT securities	$467,103	$459,058
Fair value of CRT securities pledged as collateral under repurchase agreements	$590,551	$595,900
Weighted average haircut on CRT securities (1)	21.38%	22.16%
Repurchase agreements secured by MSR related assets	$292,820	$317,255
Fair value of MSR related assets pledged as collateral under repurchase agreements	$432,468	$482,158
Weighted average haircut on MSR related assets (1)	30.72%	33.19%
Repurchase agreements secured by residential whole loans (2)	$1,228,447	$1,043,747
Fair value of residential whole loans pledged as collateral under repurchase agreements	$1,706,627	$1,474,704
Weighted average haircut on residential whole loans (1)	25.97%	26.10%

(1)	Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.
(2) Excludes $95,000 and $206,000 of unamortized debt issuance costs at March 31, 2018 and December 31, 2017, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$6,239,087	2.74%	$6,161,008	2.39%
Over 30 days to 3 months	319,868	3.04	453,899	2.76
Total repurchase agreements	6,558,955	2.76%	6,614,907	2.42%
Less debt issuance costs	95		206
Total repurchase agreements less debt issuance costs	$6,558,860		$6,614,701

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements, all of which are accounted for as secured borrowings, at March 31, 2018, and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	March 31, 2018
Contractual Maturity	Overnight	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 months	Total
(Dollars in Thousands)
Agency MBS	$—	$2,339,009	$—	$—	$—	$2,339,009
Legacy Non-Agency MBS	—	810,835	282,660	347,898	—	1,441,393
RPL/NPL MBS	—	554,524	—	14,747	—	569,271
U.S. Treasuries	—	220,912	—	—	—	220,912
CRT securities	—	467,103	—	—	—	467,103
MSR related assets	—	292,820	—	—	—	292,820
Residential whole loans	—	321,355	—	907,092	—	1,228,447
Total (1)	$—	$5,006,558	$282,660	$1,269,737	$—	$6,558,955

Weighted Average Interest Rate	—%	2.52%	3.04%	3.63%	—%	2.76%

Gross amount of recognized liabilities for repurchase agreements in Note 8						$6,558,955
Amounts related to repurchase agreements not included in offsetting disclosure in Note 8						$—

(1)	Excludes $95,000 of unamortized debt issuance costs at March 31, 2018.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

The Company had repurchase agreements with 29 and 31 counterparties at March 31, 2018 and December 31, 2017. The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2018:

	March 31, 2018
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Goldman Sachs (3)	BBB+/A3/A	$239,962	3	7.4%
Wells Fargo (4)	A+/Aa2/AA-	239,439	4	7.4
Credit Suisse (5)	BBB+/Aa2/A-	219,755	3	6.8
RBC (6)	AA-/A1/AA	177,174	1	5.5

(1)	As rated at March 31, 2018 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

(3)	Includes $178.5 million at risk with Goldman Sachs Lending Partners and $61.4 million at risk with Goldman Sachs Bank USA.

(4)	Includes $230.3 million at risk with Wells Fargo Bank, NA and $9.2 million at risk with Wells Fargo Securities LLC.

(5)	Includes $115.4 million at risk with Credit Suisse AG, Cayman Islands and $104.4 million at risk with Credit Suisse. Counterparty ratings are not published for Credit Suisse AG, Cayman Islands.

(6)
Includes $157.6 million at risk with RBC Barbados, $15.0 million at risk with Royal of Canada and $4.5 million at risk with RBC New York. Counterparty ratings are not published for RBC Barbados and RBS Capital Market LLC.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements and derivative hedging instruments at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$16,244	$—	$21,756	$—
Cash (1)	—	—	6,405	—
	16,244	—	28,161	—
Repurchase Agreement Borrowings:
Agency MBS	2,531,106	—	2,705,754	—
Legacy Non-Agency MBS (2)	1,897,016	—	1,652,983	—
RPL/NPL MBS	733,409	—	726,540	—
U.S. Treasury securities	220,814	—	472,095	—
CRT securities	590,551	—	595,900	—
MSR related assets	432,468	—	482,158	—
Residential whole loans	1,706,627	—	1,474,704	—
Cash (1)	7,100	—	6,902	—
	8,119,091	—	8,117,036	—
Reverse Repurchase Agreements:
U.S. Treasury securities	—	253,993	—	504,062
	—	253,993	—	504,062
Total	$8,135,335	$253,993	$8,145,197	$504,062

(1)  Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.
(2)  In addition, at March 31, 2018 and December 31, 2017, $329.8 million and $688.1 million of Legacy Non-Agency MBS, respectively, are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at March 31, 2018:

	March 31, 2018
	Assets Pledged Under Repurchase Agreements			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value	Amortized Cost	Accrued Interest on Pledged Assets	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Assets
Agency MBS	$2,531,106	$2,559,275	$6,693	$16,244	$17,097	$34	$2,554,077
Legacy Non-Agency MBS (1)	1,897,016	1,456,018	7,268	—	—	—	1,904,284
RPL/NPL MBS	733,409	731,571	576	—	—	—	733,985
U.S. Treasuries	220,814	—	—	—	—	—	220,814
CRT securities	590,551	538,092	488	—	—	—	591,039
MSR related assets	432,468	431,429	1,084	—	—	—	433,552
Residential whole loans (2)	1,706,627	1,676,218	5,655	—	—	—	1,712,282
Cash (3)	7,100	7,100	—	—	—	—	7,100
Total	$8,119,091	$7,399,703	$21,764	$16,244	$17,097	$34	$8,157,133

(1)
In addition, at March 31, 2018, $329.8 million of Legacy Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

(2)
Includes residential whole loans held at carrying value with an aggregate fair value of $468.6 million and aggregate amortized cost of $438.2 million and residential whole loans held at fair value with an aggregate fair value and amortized cost of $1.2 billion.

(3)	Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

8.    Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and may potentially be offset on the Company’s consolidated balance sheets at March 31, 2018 and December 31, 2017:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
March 31, 2018
Swaps, at fair value	$1,371	$—	$1,371	$(1,371)	$—	$—
Total	$1,371	$—	$1,371	$(1,371)	$—	$—

December 31, 2017
Swaps, at fair value	$679	$—	$679	$(679)	$—	$—
Total	$679	$—	$679	$(679)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
March 31, 2018
Swaps, at fair value (2)	$—	$—	$—	$—	$—	$—
Repurchase agreements (3)(4)	6,558,955	—	6,558,955	(6,551,855)	(7,100)	—
Total	$6,558,955	$—	$6,558,955	$(6,551,855)	$(7,100)	$—

December 31, 2017
Swaps, at fair value (2)	$—	$—	$—	$—	$—	$—
Repurchase agreements (3)(4)	6,614,907	—	6,614,907	(6,608,005)	(6,902)	—
Total	$6,614,907	$—	$6,614,907	$(6,608,005)	$(6,902)	$—

(1) Amounts disclosed in the Financial Instruments column of the above table represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements.  Amounts disclosed in the Cash Collateral Pledged column of the above table represent amounts pledged as collateral against repurchase agreements.
(2) The fair value of securities pledged against the Company’s Swaps was $16.2 million and $21.8 million at March 31, 2018 and December 31, 2017, respectively. Beginning in January 2017, variation margin payments on the Company’s cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap.
(3) The fair value of financial instruments pledged against the Company’s repurchase agreements was $8.1 billion at both March 31, 2018 and December 31, 2017, respectively.
(4) Excludes $95,000 and $206,000 of unamortized debt issuance costs at March 31, 2018 and December 31, 2017, respectively.

Nature of Setoff Rights

In the Company’s consolidated balance sheets, all balances associated with repurchase agreements are presented on a gross basis. Certain of the Company’s repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction.  For one repurchase agreement counterparty, the underlying agreements provide for an unconditional right of setoff.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

9. Other Liabilities

The following table presents the components of the Company’s Other liabilities at March 31, 2018 and December 31, 2017:

(In Thousands)	March 31, 2018	December 31, 2017
Securitized debt (1)	$351,278	$363,944
Senior Notes	96,783	96,773
Dividends and dividend equivalents payable	79,905	79,771
Accrued interest payable	11,220	12,263
Accrued expenses and other liabilities	14,217	21,584
Total Other Liabilities	$553,403	$574,335

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

(b) Corporate Loan

The Company has entered into a loan agreement with an entity that originates loans and owns the related MSRs. The loan is secured by certain U.S. Government, Agency and private-label MSRs, as well as other unencumbered assets owned by the borrower. Under the terms of the loan agreement, the Company has committed to lend $130.0 million of which approximately $124.2 million was drawn at March 31, 2018.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(c) Representations and Warranties in Connection with Loan Securitization Transactions

In connection with the loan securitization transactions entered into by the Company in 2017 (See Note 15 for further discussion), the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles upon breach of certain representations and warranties. As of March 31, 2018, the Company had no reserve established for repurchases of loans and was not aware of any material unsettled repurchase claims that would require the establishment of such a reserve.

(d) Residential Whole Loan Purchase Commitments

At March 31, 2018, the Company has agreed, subject to the completion of due diligence and customary closing conditions, to purchase residential whole loans at carrying value at an aggregate estimated purchase price of $13.5 million. The expected settlement amounts are included in the Company’s consolidated balance sheets in Residential whole loans, at carrying value, with a corresponding liability included in Payable for unsettled residential whole loan purchases.

11.    Stockholders’ Equity

(a) Preferred Stock

On April 15, 2013, the Company completed the issuance of 8.0 million shares of its 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) with a par value of $0.01 per share, and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. The Company’s Series B Preferred Stock is entitled to receive a dividend at a rate of 7.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up. Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option commencing on April 15, 2018 (subject to the Company’s right, under limited circumstances, to redeem the Series B Preferred Stock prior to that date in order to preserve its qualification as a REIT) and upon certain specified change in control transactions in which the Company’s common stock and the acquiring or surviving entity common securities would not be listed on the New York Stock Exchange (the “NYSE”), the NYSE American or NASDAQ, or any successor exchange.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2018 through March 31, 2018:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 20, 2018	March 2, 2018	March 30, 2018	$0.46875

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2018 through March 31, 2018:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
March 7, 2018	March 29, 2018	April 30, 2018	$0.20	(1)

(1)  At March 31, 2018, the Company had accrued dividends and dividend equivalents payable of $79.9 million related to the common stock dividend declared on March 7, 2018.

(c) Public Offering of Common Stock

The Company did not issue any common stock through public offerings during the three months ended March 31, 2018. The table below presents information with respect to shares of the Company’s common stock issued through public offerings during the year ended December 31, 2017.

Share Issue Date	Shares Issued	Gross Proceeds Per Share	Gross Proceeds
(In Thousands, Except Per Share Amounts)
May 10, 2017	23,000	$7.85	$180,550	(1)

(1) The Company incurred approximately $415,000 of underwriting discounts and related expenses in connection with this equity offering.

(d) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 16, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At March 31, 2018, 12.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three months ended March 31, 2018, the Company issued 173,978 shares of common stock through the DRSPP, raising net proceeds of approximately $1.2 million.  From the inception of the DRSPP in September 2003 through March 31, 2018, the Company issued 33,849,955 shares pursuant to the DRSPP, raising net proceeds of $282.7 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

(e)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2018.  At March 31, 2018, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

(f)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI
Balance at beginning of period	$620,648	$(11,424)	$609,224
OCI before reclassifications	(37,540)	19,669	(17,871)
Amounts reclassified from AOCI (1)	(8,623)	—	(8,623)
Net OCI during the period (2)	(46,163)	19,669	(26,494)
Balance at end of period	$574,485	$8,245	$582,730

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
Details about AOCI Components	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(8,623)	Net gain on sales of investment securities
Total AFS Securities	$(8,623)
Total reclassifications for period	$(8,623)

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three months ended March 31, 2017:

	Three Months Ended March 31, 2017
Details about AOCI Components	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(9,971)	Net gain on sales of investment securities
OTTI recognized in earnings	(414)	Net impairment losses recognized in earnings
Total AFS Securities	$(10,385)
Total reclassifications for period	$(10,385)

On securities for which OTTI had been recognized in prior periods, the Company did not have any unrealized losses recorded in AOCI at March 31, 2018 and December 31, 2017.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2018	2017
Numerator:
Net income	$83,395	$78,060
Dividends declared on preferred stock	(3,750)	(3,750)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(449)	(431)
Net income to common stockholders - basic and diluted	$79,196	$73,879

Denominator:
Weighted average common shares for basic and diluted earnings per share (1)	398,317	372,579
Basic and diluted earnings per share	$0.20	$0.20

(1)
At March 31, 2018, the Company had approximately 2.2 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three months ended March 31, 2018, as their inclusion would have been anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $6.90. These equity instruments may have a dilutive impact on future EPS.

13.    Equity Compensation, Employment Agreements and Other Benefit Plans

(a)  Equity Compensation Plan

In accordance with the terms of the Company’s Equity Plan, which was adopted by the Company’s stockholders on May 21, 2015 (and which amended and restated the Company’s 2010 Equity Compensation Plan), directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services for the Company and any of its subsidiaries are eligible to receive grants of stock options (“Options”), restricted stock, RSUs, dividend equivalent rights and other stock-based awards under the Equity Plan.

Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count towards this limit.  At March 31, 2018, approximately 5.8 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1.5 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of March 31, 2018 are designated to be settled in shares of the Company’s common stock.  The Company granted 692,500 and 758,750 RSUs during the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018, there were 20,000 RSUs forfeited. There were no RSUs forfeited during the three months ended March 31, 2017. All RSUs outstanding at March 31, 2018 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled.  At March 31, 2018 and December 31, 2017, the Company had unrecognized compensation expense of $8.4 million and

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

$4.1 million, respectively, related to RSUs.  The unrecognized compensation expense at March 31, 2018 is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock

The Company did not award any shares of restricted common stock during the three months ended March 31, 2018 and 2017. At March 31, 2018, the Company did not have any unvested shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules, terms and conditions, as the Compensation Committee may determine in its discretion.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In Thousands)	2018	2017
RSUs	$553	$1,056
Restricted shares of common stock	—	50
Total	$553	$1,106

(b)  Employment Agreements

At March 31, 2018, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for its non-employee directors and senior officers for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
(In Thousands)	2018	2017
Non-employee directors	$(49)	$114
Total	$(49)	$114

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through March 31, 2018 and December 31, 2017 that had not been distributed and the Company’s associated liability for such deferrals at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$1,775	$2,045	$1,688	$2,056
Total	$1,775	$2,045	$1,688	$2,056

(1)  Represents the cumulative amounts that were deferred by participants through March 31, 2018 and December 31, 2017, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended March 31, 2018 and 2017, the Company recognized expenses for matching contributions of $104,000 and $87,500, respectively.

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
MARCH 31, 2018

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

In determining the fair value of the Company’s Non-Agency MBS and CRT securities, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants.  In valuing Non-Agency MBS, the Company understands that pricing services use observable inputs that include, in addition to trading activity observed in the marketplace, loan delinquency data, credit enhancement levels and vintage, which are taken into account to assign pricing factors such as spread and prepayment assumptions.  For tranches of Legacy Non-Agency MBS that are cross-collateralized, performance of all collateral groups involved in the tranche are considered.  The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available.

The Company’s Legacy Non-Agency MBS, RPL/NPL MBS and CRT securities are valued using various market data points as described above, which management considers directly or indirectly observable parameters.  Accordingly, these securities are classified as Level 2 in the fair value hierarchy.

Term Notes Backed by MSR Related Collateral

The Company’s valuation process for term notes backed by MSR related collateral considers a number of factors, including a comparable bond analysis performed by a third-party pricing service which involves determining a pricing spread at issuance of the term note. The pricing spread is used at each subsequent valuation date to determine an implied yield to maturity of the term note, which is used to derive an indicative market value for the security. This indicative market value is further reviewed by the Company and may be adjusted to ensure it reflects a realistic exit price at the valuation date given the structural features of these securities. At March 31, 2018, the indicative implied yields used in the valuation of these securities ranged from 5.4% to 6.3%. The weighted average indicative yield to maturity was 5.83%. Other factors taken into consideration include indicative values provided by repurchase agreement counterparties, estimated changes in fair value of the related underlying MSR collateral and the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient. As this process includes significant unobservable inputs, these securities are classified as Level 3 in the fair value hierarchy.

Residential Whole Loans, at Fair Value

The Company determines the fair value of its residential whole loans held at fair value after considering valuations obtained from a third-party that specializes in providing valuations of residential mortgage loans trading activity observed in the marketplace. The Company’s residential whole loans held at fair value are classified as Level 3 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Swaps

As of March 31, 2018, all of the Company’s Swaps are cleared by a central clearing house. Valuations provided by the clearing house are used for purposes of determining the fair value of the Company’s Swaps. Such valuations obtained are tested with internally developed models that apply readily observable market parameters.   As the Company’s Swaps are subject to the clearing house’s margin requirements, no credit valuation adjustment was considered necessary in determining the fair value of such instruments.  Beginning in January 2017, variation margin payments on the Company’s cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap. Swaps are classified as Level 2 in the fair value hierarchy.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at March 31, 2018

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$2,647,148	$—	$2,647,148
Non-Agency MBS	—	3,398,254	—	3,398,254
CRT securities	—	679,491	—	679,491
Term notes backed by MSR related collateral	—	—	332,040	332,040
Residential whole loans, at fair value	—	—	1,555,620	1,555,620
Securities obtained and pledged as collateral	253,993	—	—	253,993
Swaps	—	1,371	—	1,371
Total assets carried at fair value	$253,993	$6,726,264	$1,887,660	$8,867,917
Liabilities:
Obligation to return securities obtained as collateral	$253,993	$—	$—	$253,993
Total liabilities carried at fair value	$253,993	$—	$—	$253,993

Fair Value at December 31, 2017

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$2,824,681	$—	$2,824,681
Non-Agency MBS	—	3,533,966	—	3,533,966
CRT securities	—	664,403	—	664,403
Term notes backed by MSR related collateral	—	—	381,804	381,804
Residential whole loans, at fair value	—	—	1,325,115	1,325,115
Securities obtained and pledged as collateral	504,062	—	—	504,062
Swaps	—	679	—	679
Total assets carried at fair value	$504,062	$7,023,729	$1,706,919	$9,234,710
Liabilities:
Obligation to return securities obtained as collateral	$504,062	$—	$—	$504,062
Total liabilities carried at fair value	$504,062	$—	$—	$504,062

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three months ended March 31, 2018 and 2017 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended March 31,
(In Thousands)	2018	2017
Balance at beginning of period	$1,325,115	$814,682
Purchases and capitalized advances	311,125	5,333
Changes in fair value recorded in Net gain on residential whole loans held at fair value	13,747	2,948
Collection of principal, net of liquidation gains/losses	(46,683)	(20,043)
Repurchases	(194)	(306)
Transfer to REO	(47,490)	(27,462)
Balance at end of period	$1,555,620	$775,152

The following table presents additional information for the three months ended March 31, 2018 and 2017 about the Company’s investments in term notes backed by MSR related collateral held at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Term Notes Backed by MSR Related Collateral
	Three Months Ended March 31,
(In Thousands)	2018	2017 (1)
Balance at beginning of period	$381,804	$—
Purchases	100,000	150,000
Collection of principal	(150,000)	(8,648)
Changes in unrealized gain/losses	236	—
Transfers from Level 2 to Level 3 (1)	—	140,980
Balance at end of period	$332,040	$282,332

(1) Investments in term notes backed by MSR related collateral were transferred from Level 2 to Level 3 during the three months ended March 31, 2017 as there had been very limited secondary market trading in these securities since issuance. Transfers between levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

The Company did not transfer any assets or liabilities from one level to another during the three months ended March 31, 2018.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of March 31, 2018 and December 31, 2017:

	March 31, 2018
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$578,652	Discounted cash flow	Discount rate	5.3%	4.5-8.1%
			Prepayment rate	4.1%	0.9-13.7%
			Default rate	2.4%	0.0-22.4%
			Loss severity	13.2%	0.0-100.0%

	$678,643	Liquidation model	Discount rate	8.9%	6.1-50.0%
			Annual change in home prices	2.8%	(0.9)-10.1%
			Liquidation timeline (in years)	1.6	0.1-4.5
			Current value of underlying properties (3)	$823	$1-$9,900
Total	$1,257,295

	December 31, 2017
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$358,871	Discounted cash flow	Discount rate	5.5%	4.5-13.0%
			Prepayment rate	4.1%	1.15-15.1%
			Default rate	2.9%	0.0-6.5%
			Loss severity	13.8%	0.0-100.0%

	$592,940	Liquidation model	Discount rate	8.0%	6.1-50.0%
			Annual change in home prices	2.5%	(8.0)-8.8%
			Liquidation timeline (in years)	1.6	0.1-4.5
			Current value of underlying properties (3)	$772	$0-$9,900
Total	$951,811

(1) Excludes approximately $298.3 million and $373.3 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at March 31, 2018 and December 31, 2017, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $346,000 and $336,000 as of March 31, 2018 and December 31, 2017, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

The following table presents the difference between the fair value and the aggregate unpaid principal balance of the Company’s residential whole loans for which the fair value option was elected, at March 31, 2018 and December 31, 2017:

	March 31, 2018			December 31, 2017
(In Thousands)	Fair Value	Unpaid Principal Balance	Difference	Fair Value	Unpaid Principal Balance	Difference
Residential whole loans, at fair value
Total loans	$1,555,620	$1,769,454	$(213,834)	$1,325,115	$1,562,373	$(237,258)
Loans 90 days or more past due	$995,986	$1,164,106	$(168,120)	$840,572	$1,027,818	$(187,246)

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Agency MBS	$2,647,148	$2,647,148	$2,824,681	$2,824,681
Non-Agency MBS	3,398,254	3,398,254	3,533,966	3,533,966
CRT securities	679,491	679,491	664,403	664,403
MSR related assets	455,124	456,262	492,080	493,026
Residential whole loans, at carrying value	1,099,876	1,177,643	908,516	988,688
Residential whole loans, at fair value	1,555,620	1,555,620	1,325,115	1,325,115
Securities obtained and pledged as collateral	253,993	253,993	504,062	504,062
Cash and cash equivalents	214,686	214,686	449,757	449,757
Restricted cash	7,100	7,100	13,307	13,307
Swaps	1,371	1,371	679	679
Financial Liabilities (1):
Repurchase agreements	6,558,860	6,567,752	6,614,701	6,623,255
Obligation to return securities obtained as collateral	253,993	253,993	504,062	504,062
Securitized debt	351,278	352,166	363,944	366,109
Senior Notes	96,783	101,911	96,773	103,729

(1) Carrying value of securitized debt, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis discussed on pages 41-47, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table that are not reported at fair value on a recurring basis:

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

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At March 31, 2018 and December 31, 2017, the Company’s money market funds were invested in securities issued by the U.S. Government or its agencies, instrumentalities, and sponsored

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

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

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. At March 31, 2018 and December 31, 2017, the Company’s REO had an aggregate carrying value of $182.9 million and $152.4 million, and an aggregate estimated fair value of $208.3 million and $175.8 million, respectively. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

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

The Company has entered into several financing transactions that resulted in the Company consolidating as VIEs the SPEs that were created to facilitate these transactions. See Note 2(s) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with financing transactions.

The Company has engaged in loan securitizations and in prior years, MBS resecuritization transactions, primarily for the purpose of obtaining improved overall financing terms as well as non-recourse financing on a portion of its residential whole loan and Non-Agency MBS portfolios. Notwithstanding the Company’s participation in these transactions, the risks facing the Company are largely unchanged as the Company remains economically exposed to the first loss position on the underlying assets transferred to the VIEs.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

$127.0 million face amount of rated and non-rated certificates issued by the securitization vehicle, and received $382.8 million in cash, excluding expenses, accrued interest, and underwriting fees.

The following table summarizes the key details of the loan securitization transactions the Company has been involved in to date:

(Dollars in Thousands)	December 2017		June 2017
Name of Entity (Consolidated as a VIE)	MFA 2017-NPL1, LLC		MFA 2017-RPL 1
Aggregate unpaid principal balance of residential whole loans sold	$401,076		$219,848
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$235,000		$147,847
Outstanding amount of Senior Bonds at March 31, 2018	$226,409		$127,059
Weighted average fixed rate for Senior Bonds issued	3.35%	(1)	2.75%
Face amount of Senior Support Certificates received by the Company (2)	$55,000		$72,001
Cash received	$235,000		$147,845

(1)
The Senior Bond sold in connection with this securitization transaction contains a contractual coupon step-up feature whereby the coupon increases by 300 basis points at 36 months from issuance if the bond is not redeemed before such date.

(2)	Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

As of March 31, 2018 and December 31, 2017, as a result of the transactions described above, securitized loans with a carrying value of approximately $180.0 million and $183.2 million are included in “Residential whole loans, at carrying value,” securitized loans with a fair value of approximately $275.6 million and $289.3 million are included in “Residential whole loans, at fair value,” and REO with a carrying value approximately $12.6 million and $5.5 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of March 31, 2018 and December 31, 2017, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $351.3 million and $363.9 million, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

The Company concluded that the entities created to facilitate the loan securitization transactions are VIEs.  The Company then completed an analysis of whether each VIE created to facilitate the securitization transactions should be consolidated by the Company, based on consideration of its involvement in each VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of each VIE.  In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•	whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE; and

•	whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

Based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that it was required to consolidate each VIE created to facilitate the loan securitization transactions.

Prior to the completion of the Company’s first MBS resecuritization transaction in October 2010, the Company had not transferred assets to VIEs or Qualifying Special Purpose Entities (“QSPEs”) and other than acquiring MBS issued by such entities, had no other involvement with VIEs or QSPEs.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of March 31, 2018 and December 31, 2017 are a total of $2.7 billion and $2.2 billion of residential whole loans, of which approximately $1.1 billion and $908.5 million are reported at carrying value and $1.6 billion and $1.3 billion are reported at fair value, respectively. The inclusion of these assets arises from the Company’s interests in certain trusts established to acquire the loans and entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated. During the three months ended March 31, 2018 and 2017, the Company recognized interest income from residential whole loans reported at carrying value of approximately $14.3 million and $8.7 million, respectively, which is included in Interest Income on the Company’s consolidated statements of operations. In addition, the Company recognized net gains on residential whole loans held at fair value during the three months ended March 31, 2018 and 2017 of approximately $38.5 million and $13.8 million, respectively, which amounts are included in Other Income, net on the Company’s consolidated statements of operations. (See Note 4)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to MFA Financial, Inc. and its subsidiaries as “the Company,” “MFA,” “we,” “us,” or “our,” unless we specifically state otherwise or the context otherwise indicates.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2017.

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

At March 31, 2018, we had total assets of approximately $10.6 billion, of which $6.0 billion, or 57.0%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $2.6 billion of Agency MBS and $3.4 billion of Non-Agency MBS, which includes $2.5 billion of Legacy Non-Agency MBS and $935.2 million of RPL/NPL MBS that are primarily structured with a contractual coupon step-up feature where the coupon increases up to 300 basis points at 36 months from issuance or sooner. These RPL/NPL MBS are primarily backed by securitized re-performing and non-performing loans. In addition, at March 31, 2018, we had approximately $2.7 billion in residential whole loans acquired through interests in certain trusts established to acquire the loans, which represented approximately 25.0% of our total assets. We experienced the most growth in our residential whole loans during the first quarter of 2018, and we continue to seek opportunities to purchase these assets subject to market conditions. Our remaining investment-related assets were primarily comprised of CRT securities, MSR related assets, collateral obtained in connection with reverse repurchase agreements, cash and cash equivalents (including restricted cash), REO and MBS and loan-related receivables.

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

As of March 31, 2018, approximately $3.4 billion, or 55.8%, of our MBS portfolio was in its contractual fixed-rate period or were fixed-rate MBS and approximately $2.6 billion, or 44.2%, was in its contractual adjustable-rate period, or were floating rate MBS with interest rates that reset monthly.  Our ARM-MBS in their contractual adjustable-rate period primarily include MBS collateralized by Hybrids for which the initial fixed-rate period has elapsed, such that the interest rate will typically adjust on an annual or semiannual basis.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Legacy Non-Agency MBS may differ significantly.  For the three months ended March 31, 2018, our Agency MBS portfolio experienced a weighted average CPR of 12.7%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 14.9%. Over the last consecutive eight quarters, ending with March 31, 2018, the monthly weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 18.4% experienced during the month ended July 31, 2017 to a low of 13.5%, experienced during the month ended March 31, 2018, with an average CPR over such quarters of 16.0%.

Our method of accounting for Non-Agency MBS purchased at significant discounts to par value requires us to make assumptions with respect to each security.  These assumptions include, but are not limited to, future interest rates, voluntary prepayment rates, default rates, mortgage modifications and loss severities.  As part of our Non-Agency MBS surveillance process, we track and compare each security’s actual performance over time to the performance expected at the time of purchase or, if we have modified our original purchase assumptions, to our revised performance expectations.  To the extent that actual performance or our expectation of future performance of our Non-Agency MBS deviates materially from our expected performance parameters, we may revise our performance expectations, such that the amount of purchase discount designated as credit discount may be increased or decreased over time.  Nevertheless, credit losses greater than those anticipated or in excess of the recorded purchase discount could occur, which could materially adversely impact our operating results.

It is our business strategy to hold our residential mortgage assets as long-term investments.  On at least a quarterly basis, excluding investments for which the fair value option has been elected or for which specialized loan accounting is otherwise applied, we assess our ability and intent to continue to hold each asset and, as part of this process, we monitor our MBS, CRT securities and MSR related assets that are designated as AFS for OTTI. A change in our ability and/or intent to continue to hold any of these securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At March 31, 2018, we had net unrealized gains on our Non-Agency MBS of $587.6 million, comprised of gross unrealized gains of $588.3 million and gross unrealized losses of $687,000, and net unrealized losses of $29.8 million on our Agency MBS, comprised of gross unrealized losses of $54.6 million and gross unrealized gains of $24.8 million. At March 31, 2018, we did not intend to sell any securities in our portfolio that are designated as AFS and that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our residential mortgage assets.  Our residential mortgage investments have longer-term contractual maturities than our borrowings under repurchase agreements.  Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at March 31, 2018 were comprised of Swaps.

Our Swap derivative instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  Our Swaps do not extend the maturities of our repurchase agreements; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.  During the three months ended March 31, 2018, we did not enter into any new Swaps and had no Swaps amortize and/or expire. At March 31, 2018, we had Swaps designated in hedging relationships with an aggregate notional amount of $2.6 billion with a weighted average fixed-pay rate of 2.04% and a weighted average variable interest rate received of 1.82%.

Recent Market Conditions and Our Strategy

At March 31, 2018, our residential mortgage asset portfolio, which includes MBS, residential whole loans, CRT securities and MSR related assets was approximately $9.8 billion compared to $9.7 billion at December 31, 2017. During the three months ended March 31, 2018, we purchased or committed to purchase, through certain entities established to acquire the loans, for approximately $521.8 million, residential whole loans with an unpaid principal balance of approximately $537.4 million. In addition, we acquired approximately $112.7 million of MSR related assets, $56.1 million of RPL/NPL MBS, $20.6 million of CRT securities and $4.6 million of Legacy Non-Agency MBS.

At March 31, 2018, $3.4 billion, or 34.6% of our residential mortgage asset portfolio, was invested in Non-Agency MBS.  During the three months ended March 31, 2018, the fair value of our Non-Agency MBS holdings decreased by $135.7 million. The primary components of the change during the quarter in these Non-Agency MBS were $167.6 million of principal repayments and other principal reductions, the sale of Non-Agency MBS with a fair value of $19.4 million and a decrease reflecting Non-Agency MBS price changes of $9.4 million partially offset by $60.7 million of purchases (at a weighted average purchase price of 99% of par).

At March 31, 2018, our total recorded investment in residential whole loans was $2.7 billion, or 27.0% of our residential mortgage asset portfolio. Of this amount, $1.1 billion is presented as Residential whole loans, at carrying value and $1.6 billion as Residential whole loans, at fair value in our consolidated balance sheets. For the three months ended March 31, 2018, we recognized approximately $14.3 million of income on residential whole loans held at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 5.81% (excluding servicing costs). In addition, we recorded a net gain on residential whole loans held at fair value of $38.5 million in Other Income, net in our consolidated statements of operations for the three months ended March 31, 2018.

At March 31, 2018, $2.6 billion, or 26.9% of our residential mortgage asset portfolio, was invested in Agency MBS.  During the three months ended March 31, 2018, the fair value of our Agency MBS decreased by $177.5 million due to $161.7 million of principal repayments, $5.7 million of premium amortization and $10.1 million in net unrealized losses.

At March 31, 2018, our total investment in CRT securities was $679.5 million and was in an overall unrealized gain position of $55.2 million. During the three months ended March 31, 2018, we acquired $20.6 million of CRT securities, received $5.5 million of principal repayments and had an unrealized loss recognized in net income on this portfolio for the quarter of approximately $880,000. At March 31, 2018, our total investment in MSR related assets was $455.1 million. During the three months ended March 31, 2018 we acquired $112.7 million of MSR related assets and had $150.0 million of principal repayments on term notes backed by MSR related collateral.

We will continue to seek investments in residential mortgage assets during 2018. The investment landscape is challenging, as market pricing for all asset classes remains high, thereby making it difficult to purchase assets at attractive risk/reward levels. In addition, unlike Agency MBS, certain of our other asset classes are not always available for purchase, as sellers offer these investments from time to time as opposed to more liquid markets which feature active buyers and sellers at nearly all times. We expect that our investment focus will be primarily on additional residential whole loans, RPL/NPL MBS and MSR related assets.

Our book value per common share was $7.62 as of March 31, 2018, a decline from book value per common share of $7.70 as of December 31, 2017. This decrease was primarily due to the impact of fair value changes of Legacy Non-Agency MBS and Agency MBS, and the impact of discount accretion income on Legacy Non-Agency MBS that was recognized and declared as dividends during the quarter. This was partially offset by an increase in the fair value of Swaps.

At the end of the first quarter of 2018, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the first quarter of 2017, due to upward resets on securities within the portfolio.  As a result, the coupon yield on our Agency MBS portfolio increased to 3.02% for the three months ended March 31, 2018, from 2.90% for the three months ended March 31, 2017, and the net Agency MBS yield increased to 2.21% for the three months ended March 31, 2018 from 1.98% for the three months ended March 31, 2017. The net yield for our Legacy Non-Agency MBS portfolio was 9.44% for the three months ended March 31, 2018 compared to 8.90% for the three months ended March 31, 2017.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and changes in interest rates since the first quarter of the prior year. The net yield for our RPL/NPL MBS portfolio was 4.36% for the three months ended March 31, 2018 compared to 3.87% for the three months ended March 31, 2017.  The increase in the net yield reflects an increase in the average coupon yield to 4.35% for the three months ended March 31, 2018 from 3.84% for the three months ended March 31, 2017.

We believe that our $572.6 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows for our existing Legacy Non-Agency MBS portfolio.  In addition, while the majority of our Legacy Non-Agency MBS will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted amortized cost of 71% of face value at March 31, 2018. Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency portfolio. Home price appreciation during the past few years has generally been driven by a combination of limited housing supply, low mortgage rates and demographic-driven U.S. household formation. Lower

LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Further, during 2017 and the three months ended March 31, 2018, we have also observed faster voluntary prepayment (i.e., prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio. As a result, during the three months ended March 31, 2018, $7.1 million was transferred from Credit Reserve to accretable discount.  This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Legacy Non-Agency MBS. We believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

At March 31, 2018, we have access to various sources of liquidity which we estimate to be in excess of $838.3 million. This amount includes (i) $214.7 million of cash and cash equivalents; (ii) $169.9 million in estimated financing available from unpledged Agency MBS and from other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $453.7 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. We believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.

Repurchase agreement funding for our residential mortgage investments continued to be available to us from multiple counterparties during the first quarter of 2018.  Typically, repurchase agreement funding involving credit-sensitive investments is available at terms requiring higher collateralization and higher interest rates than for repurchase agreement funding involving Agency MBS.  At March 31, 2018, our debt consisted of borrowings under repurchase agreements with 29 counterparties, securitized debt, Senior Notes outstanding, an obligation to return securities obtained as collateral and payable for unsettled purchases, resulting in a debt-to-equity multiple of 2.2 times.  (See table on page 71 under Results of Operations that presents our quarterly leverage multiples since March 31, 2017.)

Information About Our Assets

The tables below present certain information about our asset allocation at March 31, 2018:

ASSET ALLOCATION

	Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (1)		Credit Risk Transfer Securities		MSR Related Assets		Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		Other, net (3)	Total
(Dollars in Millions)
Fair Value/Carrying Value	$2,647		$2,463		$935		$679		$455		$1,100		$1,556		$421	$10,256
Less Payable for Unsettled Purchases	—		—		—		—		—		(14)		—		—	(14)
Less Repurchase Agreements	(2,339)		(1,662)		(569)		(467)		(293)		(353)		(876)		—	(6,559)
Less Securitized Debt	—		—		—		—		—		(152)		(199)		—	(351)
Less Senior Notes	—		—		—		—		—		—		—		(97)	(97)
Net Equity Allocated	$308		$801		$366		$212		$162		$581		$481		$324	$3,235
Debt/Net Equity Ratio (4)	7.6	x	2.1	x	1.6	x	2.2	x	1.8	x	0.9	x	2.2	x		2.2	x

(1)
RPL/NPL MBS are backed primarily by securitized re-performing and non-performing loans. The securities are structured such that the coupon increases up to 300 basis points at 36 months from issuance or sooner. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
The carrying value of such loans reflects the purchase price, accretion of income, cash received and provision for loan losses since acquisition. At March 31, 2018, the fair value of such loans is estimated to be approximately $1.2 billion.

(3)	Includes cash and cash equivalents and restricted cash, securities obtained and pledged as collateral, other assets, obligation to return securities obtained as collateral and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements, securitized debt and payable for unsettled purchases as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity Ratio also includes the obligation to return securities obtained as collateral of $254.0 million and Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of March 31, 2018 and December 31, 2017:

March 31, 2018

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$900,859	104.3%	100.2%	$902,539	70	2.94%	9.2%
HARP (4)	86,649	104.7	100.2	86,825	69	2.94	7.9
Other (Post June 2009) (5)	76,003	104.0	103.5	78,673	90	4.14	11.7
Other (Pre June 2009) (6)	290	104.9	103.7	300	106	4.50	1.8
Total 15-Year Fixed Rate	$1,063,801	104.3%	100.4%	$1,068,337	71	3.03%	9.3%

Hybrid:
Other (Post June 2009) (5)	$970,305	104.4%	103.8%	$1,007,056	81	3.19%	14.7%
Other (Pre June 2009) (6)	470,389	101.7	105.4	495,664	136	3.48	16.9
Total Hybrid	$1,440,694	103.5%	104.3%	$1,502,720	99	3.29%	15.4%
CMO/Other	$73,437	102.5%	102.8%	$75,487	200	3.35%	9.0%
Total Portfolio	$2,577,932	103.8%	102.7%	$2,646,544	90	3.18%	12.7%

December 31, 2017

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$948,225	104.3%	101.7%	$964,373	67	2.95%	10.3%
HARP (4)	91,131	104.7	101.8	92,800	66	2.95	8.2
Other (Post June 2009) (5)	81,428	104.0	104.5	85,094	87	4.14	10.7
Other (Pre June 2009) (6)	303	104.9	104.4	316	103	4.50	2.0
Total 15-Year Fixed Rate	$1,121,087	104.3%	101.9%	$1,142,583	68	3.04%	10.2%

Hybrid:
Other (Post June 2009) (5)	$1,028,630	104.4%	103.6%	$1,065,312	78	3.17%	17.7%
Other (Pre June 2009) (6)	511,801	101.7	104.7	535,795	132	3.44	16.0
Total Hybrid	$1,540,431	103.5%	103.9%	$1,601,107	96	3.26%	17.1%
CMO/Other	$76,944	102.5%	102.8%	$79,100	198	3.16%	9.9%
Total Portfolio	$2,738,462	103.8%	103.1%	$2,822,790	88	3.16%	14.1%

(1)	Does not include principal payments receivable of $604,000 and $1.9 million at March 31, 2018 and December 31, 2017, respectively.

(2)	Weighted average is based on MBS current face at March 31, 2018 and December 31, 2017, respectively.

(3)	Low loan balance represents MBS collateralized by mortgages with an original loan balance of less than or equal to $175,000.

(4)	Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

(5)	MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.

(6)	MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of March 31, 2018 and December 31, 2017:

March 31, 2018

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$552,927	104.0%	98.8%	$546,208	63	3.04%	100%	8.0%
3.0%	219,995	105.9	100.6	221,385	69	3.49	100	8.8
3.5%	4,835	103.5	102.2	4,943	89	4.17	100	27.0
4.0%	246,448	103.5	103.3	254,558	88	4.40	80	12.2
4.5%	39,596	105.2	104.2	41,243	92	4.88	33	8.6
Total 15-Year Fixed Rate	$1,063,801	104.3%	100.4%	$1,068,337	71	3.52%	93%	9.3%

December 31, 2017

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$579,003	104.0%	100.5%	$581,866	60	3.04%	100%	9.3%
3.0%	231,325	105.9	102.2	236,316	66	3.49	100	9.5
3.5%	5,402	103.5	103.4	5,587	86	4.18	100	23.0
4.0%	263,447	103.5	104.3	274,783	85	4.40	80	12.4
4.5%	41,910	105.2	105.1	44,031	89	4.88	34	10.2
Total 15-Year Fixed Rate	$1,121,087	104.3%	101.9%	$1,142,583	68	3.52%	93%	10.2%

(1)	Does not include principal payments receivable of $604,000 and $1.9 million at March 31, 2018 and December 31, 2017, respectively.

(2)	Weighted average is based on MBS current face at March 31, 2018 and December 31, 2017, respectively.

(3)
Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of March 31, 2018 and December 31, 2017:

March 31, 2018

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$377,789	104.3%	105.2%	$397,257	3.52%	92	5	27%	13.6%
Agency 7/1	427,460	104.4	103.6	442,987	2.96	76	11	26	16.2
Agency 10/1	165,056	104.6	101.1	166,812	3.07	71	48	65	13.3
Total Hybrids Post June 2009	$970,305	104.4%	103.8%	$1,007,056	3.19%	81	15	33%	14.7%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$469,654	101.7%	105.4%	$494,903	3.48%	136	5	11%	16.8%
Coupon >= 4.5% (6)	735	105.7	103.6	761	4.56	120	8	—	31.9
Total Hybrids Pre June 2009	$470,389	101.7%	105.4%	$495,664	3.48%	136	5	11%	16.9%
Total Hybrids	$1,440,694	103.5%	104.3%	$1,502,720	3.29%	99	12	26%	15.4%

December 31, 2017

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$398,801	104.3%	104.6%	$416,978	3.47%	89	5	27%	16.7%
Agency 7/1	456,295	104.4	103.3	471,142	2.94	73	13	25	20.8
Agency 10/1	173,534	104.6	102.1	177,192	3.08	68	51	64	11.8
Total Hybrids Post June 2009	$1,028,630	104.4%	103.6%	$1,065,312	3.17%	78	16	32%	17.7%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$509,290	101.6%	104.7%	$533,183	3.43%	132	6	19%	16.1%
Coupon >= 4.5% (6)	2,511	103.2	104.0	2,612	5.13	119	2	42	1.0
Total Hybrids Pre June 2009	$511,801	101.7%	104.7%	$535,795	3.44%	132	5	19%	16.0%
Total Hybrids	$1,540,431	103.5%	103.9%	$1,601,107	3.26%	96	13	28%	17.1%

(1)	Does not include principal payments receivable of $604,000 and $1.9 million at March 31, 2018 and December 31, 2017, respectively.

(2)	Weighted average is based on MBS current face at March 31, 2018 and December 31, 2017, respectively.

(3)
Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	Interest only represents MBS backed by mortgages currently in their interest-only period. Percentage is based on MBS current face at March 31, 2018 and December 31, 2017, respectively.

(5)	Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.

(6)	Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at March 31, 2018 and December 31, 2017:

(In Thousands)	March 31, 2018		December 31, 2017
Non-Agency MBS
Face/Par	$3,582,856		$3,718,743
Fair Value	3,398,254		3,533,966
Amortized Cost	2,810,665		2,910,241
Purchase Discount Designated as Credit Reserve and OTTI	(572,580)	(1)	(593,227)	(2)
Purchase Discount Designated as Accretable	(199,659)		(215,325)
Purchase Premiums	48		50

(1)	Includes discount designated as Credit Reserve of $558.5 million and OTTI of $14.0 million.

(2)	Includes discount designated as Credit Reserve of $579.0 million and OTTI of $14.2 million.

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(593,227)	$(215,325)	$(694,241)	$(278,191)
Accretion of discount	—	17,216	—	21,616
Realized credit losses	8,447	—	12,324	—
Purchases	(535)	488	—	—
Sales	5,592	5,105	19,741	(3,897)
Net impairment losses recognized in earnings	—	—	(414)	—
Transfers/release of credit reserve	7,143	(7,143)	9,253	(9,253)
Balance at end of period	$(572,580)	$(199,659)	$(653,337)	$(269,725)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

The following table presents information with respect to the yield components of our Non-Agency MBS for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS
Non-Agency MBS
Coupon Yield (1)	5.91%	4.35%	5.50%	3.84%
Effective Yield Adjustment (2)	3.53	0.01	3.40	0.03
Net Yield	9.44%	4.36%	8.90%	3.87%

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

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at March 31, 2018 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total MBS
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$—	—%	$60	2.30%	$598,529	2.19%	$1,517,074	2.40%	$2,115,663	$2,106,021	2.34%
Freddie Mac	—	—	—	—	400,916	1.96	154,346	2.30	555,262	535,084	2.05
Ginnie Mae	—	—	—	—	95	2.32	5,878	2.67	5,973	6,043	2.66
Total Agency MBS	$—	—%	$60	2.30%	$999,540	2.10%	$1,677,298	2.40%	$2,676,898	$2,647,148	2.28%
Non-Agency MBS	$62,887	3.63%	$243,354	4.00%	$2,740	3.89%	$2,501,684	8.58%	$2,810,665	$3,398,254	8.07%
Total MBS	$62,887	3.63%	$243,414	4.00%	$1,002,280	2.10%	$4,178,982	6.10%	$5,487,563	$6,045,402	5.25%

CRT Securities

At March 31, 2018, our CRT securities had an amortized cost of $624.3 million, a fair value of $679.5 million, a weighted average yield of 6.40% and a weighted average time to maturity of 9.1 years. At December 31, 2017, our CRT securities had an amortized cost of $608.1 million, a fair value of $664.4 million, a weighted average yield of 6.02% and weighted average time to maturity of 9.2 years.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loans held by consolidated trusts and certain entities established in connection with our loan securitization transactions at March 31, 2018 and does not reflect estimates of prepayments or scheduled amortization. For residential whole loans at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Residential Whole Loans, at Carrying Value (1)	Residential Whole Loans, at Fair Value
Amount due:
Within one year	$70,887	$10,043
After one year:
Over one to five years	24,431	11,855
Over five years	991,033	1,533,722
Total due after one year	$1,015,464	$1,545,577
Total residential whole loans	$1,086,351	$1,555,620

(1)	Excludes approximately $13.5 million of residential whole loans held at carrying value for which the closing of the purchase transaction had not occurred as of March 31, 2018.

The following table presents, at March 31, 2018, the dollar amount of our residential whole loans held at fair value, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Residential Whole Loans, at Fair Value (1)
Interest rates:
Fixed	$707,097
Adjustable	838,480
Total	$1,545,577

(1)	Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of March 31, 2018.

Information is not presented for purchase credit impaired residential whole loans at carrying value as income is recognized based on pools of assets with similar risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than on the contractual coupons of the underlying loans.

The following table presents additional information regarding our residential whole loans held at fair value at March 31, 2018 and December 31, 2017:

	Residential Whole Loans, at Fair Value
(Dollars in Thousands)	March 31, 2018	December 31, 2017
Loans 90 days or more past due:
Number of Loans	4,208	3,984
Aggregate Amount Outstanding	$995,986	$840,572

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

Exposure to Financial Counterparties

We finance a significant portion of our residential mortgage assets with repurchase agreements and other advances. In connection with these financing arrangements, we pledge our assets as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 1% to 8% of the amount borrowed for U.S. Treasury and Agency MBS collateral, up to 35% for Non-Agency MBS and residential whole loan collateral, and up to 50% for MSR related asset collateral. Consequently, while repurchase agreement financing results in our recording a liability to the counterparty in our consolidated balance sheets, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

The table below summarizes our exposure to our counterparties at March 31, 2018, by country:

Country	Number of Counterparties	Repurchase Agreement Financing		Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland (3)	3	$937,363		$315,588	2.97%
France	2	593,609		144,886	1.36
United Kingdom	2	384,385		109,160	1.03
Holland	1	114,506		8,001	0.08
Total European	8	2,029,863		577,635	5.44%
Other Countries:
United States	14	$3,251,118		$818,035	7.71%
Canada (4)	3	689,589		193,688	1.82
Japan (5)	3	363,473		31,170	0.29
China (5)	1	289,040		13,663	0.13
South Korea	1	185,872		13,498	0.13
Total Other	22	4,779,092		1,070,054	10.08%
Total	30	$6,808,955	(6)	$1,647,689	15.52%

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

(4)
Includes Canada-based counterparties as well as U.S.-domiciled subsidiaries of Canadian parent entities. In the case of one counterparty, also includes exposure of $174.1 million to a Barbados-based affiliate of the Canadian parent entity.

(5)	Exposure is to U.S.-domiciled subsidiary of the Japanese or Chinese parent entity, as the case may be.

(6)	Includes $250.0 million of repurchase agreements entered into in connection with contemporaneous repurchase and reverse repurchase agreements with a single counterparty.

At March 31, 2018, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Current period estimated taxable income

We estimate that for the three months ended March 31, 2018, our taxable income was approximately $66.1 million. Based on dividends paid or declared during the three months ended March 31, 2018, we have undistributed taxable income of approximately $40.5 million, or $0.10 per share. We have until the filing of our 2018 tax return (due not later than October 15, 2019) to declare the distribution of any 2018 REIT taxable income not previously distributed.

Key differences between GAAP net income and REIT Taxable Income for Non-Agency MBS and Residential Whole Loans

Our total Non-Agency MBS portfolio for tax differs from our portfolio reported for GAAP primarily due to the fact that for tax purposes: (i) certain of the MBS contributed to the VIEs used to facilitate MBS resecuritization transactions were deemed to be sold; and (ii) the tax basis of underlying MBS considered to be reacquired in connection with the unwind of such transactions becomes the fair value of such securities at the time of the unwind. For GAAP reporting purposes the underlying MBS that were included in these MBS resecuritization transactions were not considered to be sold. Similarly, for tax purposes the residential whole loans contributed to the VIE used to facilitate our second quarter 2017 loan securitization transaction were deemed to be sold for tax purposes, but not for GAAP reporting purposes. In addition, for our Non-Agency MBS and residential whole loan tax portfolios, potential timing differences arise with respect to the accretion of market discount into income and recognition of realized losses for tax purposes as compared to GAAP.  Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

The determination of taxable income attributable to Non-Agency MBS and residential whole loans is dependent on a number of factors, including principal payments, defaults, loss mitigation efforts and loss severities.  In estimating taxable income for Non-Agency MBS and residential whole loans during the year, management considers estimates of the amount of discount expected to be accreted.  Such estimates require significant judgment and actual results may differ from these estimates.  Moreover, the deductibility of realized losses from Non-Agency MBS and residential whole loans and their effect on market discount accretion are analyzed on an asset-by-asset basis and, while they will result in a reduction of taxable income, this reduction tends to occur gradually and primarily for Non-Agency MBS in periods after the realized losses are reported. In addition, for MBS resecuritization transactions that were treated as a sale of the underlying MBS for tax purposes, taxable gain or loss, if any, resulting from the unwind of such transactions is not recognized in GAAP net income.

Securitization transactions result in differences between GAAP net income and REIT Taxable Income

For tax purposes, depending on the transaction structure, a securitization and/or resecuritization transaction may be treated either as a sale or a financing of the underlying collateral.  Income recognized from securitization and resecuritization transactions will differ for tax and GAAP purposes.  For tax purposes, we own and may in the future acquire interests in securitization and/or resecuritization trusts, in which several of the classes of securities are or will be issued with original issue discount (or OID).  As the holder of the retained interests in the trust, we generally will be required to include OID in our current gross interest income over the term of the applicable securities as the OID accrues.  The rate at which the OID is recognized into taxable income is calculated using a constant rate of yield to maturity, with realized losses impacting the amount of OID recognized in REIT taxable income once they are actually incurred.  Under the Tax Cuts and Jobs Act (or TCJA), the timing of REIT taxable income may be affected by when we include such income for financial accounting purposes. For tax purposes, REIT taxable income may be recognized in excess of economic income (i.e., OID) or in advance of the corresponding cash flow from these assets, thereby affecting our dividend distribution requirement to stockholders. In addition, for securitization and/or resecuritization transactions that were treated as a sale of the underlying collateral for tax purposes, the unwind of any such transaction will likely result in a taxable gain or loss that is likely not recognized in GAAP net income since securitization and resecuritization transactions are typically accounted for as financing transactions for GAAP purposes. The tax basis of underlying residential whole loans or MBS re-acquired in connection with the unwind of such transactions becomes the fair market value of such assets at the time of the unwind.

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

The FHFA and both houses of Congress have discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’ guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform.  While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations.  As the FHFA and both houses of Congress continue to consider various measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2018. However, we cannot be certain if any housing and/or mortgage-related legislation will emerge from committee, or be approved by Congress, and if so, what the effect would be on our business.

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

Results of Operations

Quarter Ended March 31, 2018 Compared to the Quarter Ended March 31, 2017

General

For the first quarter of 2018, we had net income available to our common stock and participating securities of $79.6 million, or $0.20 per basic and diluted common share, compared to net income available to common stock and participating securities of $74.3 million, or $0.20 per basic and diluted common share, for the first quarter of 2017. The increase in net income available to common stock and participating securities primarily reflects higher other income, driven primarily by higher net gains realized on residential whole loans held at fair value. This increase was partially offset by a decrease in our net interest income primarily on our Agency MBS, Non-Agency MBS and RPL/NPL MBS portfolios and lower unrealized gains on CRT securities accounted for at fair value.

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

For the first quarter of 2018, our net interest spread and margin were 2.25% and 2.64%, respectively, compared to a net interest spread and margin of 2.27% and 2.63%, respectively, for the first quarter of 2017. Our net interest income decreased by $13.7 million, or 20.5%, to $53.2 million from $66.9 million for the first quarter of 2017.  Current quarter net interest income from Agency MBS and Non-Agency MBS declined compared to the first quarter of 2017 by approximately $17.0 million, primarily due to lower average amounts invested in these securities and higher funding costs, partially offset by higher yields earned on these securities. These decreases were partially offset by higher net interest income on residential whole loans at carrying value, MSR related assets and CRT securities of approximately $7.3 million compared to the first quarter of 2017, primarily due to higher average balances invested in these assets. In addition, net interest income also includes $8.8 million of interest expense associated with residential whole loans at fair value, reflecting a $4.6 million increase in borrowing costs related to these investments compared to the first quarter of 2017. Coupon interest income received from residential whole loans at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2018 and 2017.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended March 31,
	2018				2017
(Dollars in Thousands)	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Agency MBS (1)	$2,774,118		$15,293	2.21%	$3,616,362		$17,894	1.98%
Legacy Non-Agency MBS (1)	1,950,160		46,036	9.44	2,522,857		56,104	8.90
RPL/NPL MBS (1)	923,687		10,066	4.36	2,390,957		23,104	3.87
Total MBS	5,647,965		71,395	5.06	8,530,176		97,102	4.55
CRT securities (1)	621,056		9,496	6.12	430,355		6,376	5.93
MSR related assets (1)	478,974		7,623	6.37	297,187		4,734	6.37
Residential whole loans, at carrying value (2)	987,082		14,329	5.81	584,641		8,690	5.95
Cash and cash equivalents (3)	330,460		909	1.10	324,827		355	0.44
Total interest-earning assets	8,065,537		103,752	5.15	10,167,186		117,257	4.61
Total non-interest-earning assets (2)	2,791,814				2,110,316
Total assets	$10,857,351				$12,277,502

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements and other advances (4)	$6,519,390		$45,717	2.80%	$8,494,853		$48,339	2.28%
Securitized debt and other	357,819		2,827	3.16	—		—	—
Senior Notes	96,776		2,010	8.31	96,737		2,010	8.31
Total interest-bearing liabilities	6,973,985		50,554	2.90	8,591,590		50,349	2.34
Total non-interest-bearing liabilities	636,386				623,085
Total liabilities	7,610,371				9,214,675
Stockholders’ equity	3,246,980				3,062,827
Total liabilities and stockholders’ equity	$10,857,351				$12,277,502

Net interest income/net interest rate spread (5)			$53,198	2.25%			$66,908	2.27%
Net interest-earning assets/net interest margin (6)	$1,091,552			2.64%	$1,575,596			2.63%
Ratio of interest-earning assets to interest-bearing liabilities	1.16	x			1.18	x

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

	Three Months Ended March 31, 2018
	Compared to
	Three Months Ended March 31, 2017
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(4,514)	$1,913	$(2,601)
Legacy Non-Agency MBS	(13,340)	3,272	(10,068)
RPL/NPL MBS	(15,682)	2,644	(13,038)
CRT securities	2,910	210	3,120
MSR related assets	2,893	(4)	2,889
Residential whole loans, at carrying value (1)	5,847	(208)	5,639
Cash and cash equivalents	6	548	554
Total net change in income from interest-earning assets	$(21,880)	$8,375	$(13,505)

Interest-bearing liabilities:
Agency repurchase agreements and FHLB advances	$(3,286)	$2,943	$(343)
Legacy Non-Agency repurchase agreements	(3,135)	1,194	(1,941)
RPL/NPL MBS repurchase agreements	(8,891)	2,483	(6,408)
CRT securities repurchase agreements	963	462	1,425
MSR related assets repurchase agreements	969	136	1,105
Residential whole loans at carrying value repurchase agreements	136	533	669
Residential whole loans at fair value repurchase agreements	1,938	933	2,871
Securitized debt and other	2,827	—	2,827
Total net change in expense of interest-bearing liabilities	$(8,479)	$8,684	$205
Net change in net interest income	$(13,401)	$(309)	$(13,710)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
March 31, 2018	2.25%	2.64%
December 31, 2017	2.08	2.54
September 30, 2017	2.02	2.54
June 30, 2017	2.10	2.58
March 31, 2017	2.27	2.63

(1)	Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)	Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)
March 31, 2018	2.21%	1.91%	0.30%	9.44%	3.29%	6.15%	4.36%	2.94%	1.42%	5.06%	2.53%	2.53%
December 31, 2017	2.08	1.79	0.29	9.12	3.29	5.83	4.27	2.72	1.55	4.85	2.44	2.41
September 30, 2017	1.97	1.75	0.22	8.93	3.26	5.67	4.43	2.69	1.74	4.74	2.41	2.33
June 30, 2017	1.96	1.57	0.39	8.85	3.28	5.57	4.18	2.46	1.72	4.68	2.29	2.39
March 31, 2017	1.98	1.49	0.49	8.90	3.05	5.85	3.87	2.27	1.60	4.55	2.14	2.41

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency cost of funding includes 26, 43, 44, 49 and 60 basis points and Legacy Non-Agency cost of funding includes 30, 45, 45, 58, and 58 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the first quarter of 2018 decreased by $2.6 million, or 14.5%, to $15.3 million from $17.9 million for the first quarter of 2017.  This decrease primarily reflects a $842.2 million decrease in the average amortized cost of our Agency MBS portfolio to $2.8 billion for the first quarter of 2018 from $3.6 billion for the first quarter of 2017 partially offset by an increase in the net yield on our Agency MBS to 2.21% for the first quarter of 2018 from 1.98% for the first quarter of 2017. At the end of the first quarter of 2018, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the first quarter of 2017.  In addition, net yield increased due to lower premium amortization, as during the first quarter of 2018 our Agency MBS portfolio experienced a 12.7% CPR and we recognized $5.7 million of net premium amortization compared to a CPR of 15.1% and $8.3 million of net premium amortization for the first quarter of 2017. At March 31, 2018, we had net purchase premiums on our Agency MBS of $98.4 million, or 3.8% of current par value, compared to net purchase premiums of $104.0 million, or 3.8% of par value, at December 31, 2017.

Interest income on our Non-Agency MBS decreased $23.1 million, or 29.2%, for the first quarter of 2018 to $56.1 million compared to $79.2 million for the first quarter of 2017. This decrease is primarily due to the decrease in the average amortized cost of our Non-Agency MBS portfolio of $2.0 billion, or 41.5%, to $2.9 billion for the first quarter of 2018 from $4.9 billion for the first quarter of 2017. This decrease more than offset the impact of the higher yields generated on our Legacy Non-Agency MBS portfolio, which were 9.44% for the first quarter of 2018 compared to 8.90% for the first quarter of 2017. The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and changes in interest rates since the first quarter of the prior year. Our RPL/NPL MBS portfolio yielded 4.36% for the first quarter of 2018 compared to 3.87% for the first quarter of 2017. The increase in the net yield reflects an increase in the average coupon yield to 4.35% for the first quarter of 2018 from 3.84% for the first quarter of 2017.

During the first quarter of 2018, we recognized net purchase discount accretion of $17.2 million on our Non-Agency MBS, compared to $21.6 million for the first quarter of 2017.  At March 31, 2018, we had net purchase discounts of $770.3 million, including Credit Reserve and previously recognized OTTI of $572.6 million, on our Legacy Non-Agency MBS, or 29.1% of par value.  During the first quarter of 2018 we reallocated $7.1 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
March 31, 2018	3.02%	2.21%	12.7%	5.91%	9.44%	14.9%	4.35%	4.36%	14.0%
December 31, 2017	3.00	2.08	14.1	5.82	9.12	16.3	4.24	4.27	20.1
September 30, 2017	2.98	1.97	16.2	5.63	8.93	18.7	4.24	4.43	26.2
June 30, 2017	2.94	1.96	16.3	5.52	8.85	18.2	4.03	4.18	36.2
March 31, 2017	2.90	1.98	15.1	5.50	8.90	16.8	3.84	3.87	27.1

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

Interest Expense

Our interest expense for the first quarter of 2018 increased by $205,000 to $50.6 million from $50.3 million for the first quarter of 2017.  This increase primarily reflects an increase in financing rates on our repurchase agreement financings, and an increase in our average borrowings to finance residential whole loans, MSR related assets and CRT securities, which was partially offset by a decrease in our average repurchase agreement borrowings and other advances to finance RPL/NPL MBS, Agency MBS and Non-Agency MBS. The effective interest rate paid on our borrowings increased to 2.90% for the quarter ended March 31, 2018 from 2.34% for the quarter ended March 31, 2017.

At March 31, 2018, we had repurchase agreement borrowings of $6.6 billion, of which $2.6 billion was hedged with Swaps.  At March 31, 2018, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 2.04% and extended 24 months on average with a maximum remaining term of approximately 65 months.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $2.8 million, or 16 basis points, for the first quarter of 2018, as compared to interest expense of $7.8 million, or 36 basis points, for the first quarter of 2017.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 2.04% for the quarter ended March 31, 2018 from 1.88% for the quarter ended and March 31, 2017.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 1.60% for the quarter ended March 31, 2018 from 0.79% for the quarter ended March 31, 2017.  During the quarter ended March 31, 2018, we did not enter into any new Swaps and had no Swaps amortize and/or expire.

We expect that our interest expense and funding costs for the remainder of 2018 will be impacted by market interest rates, the amount of our borrowings and incremental hedging activity, existing and future interest rates on our hedging instruments and the extent to which we execute additional longer-term structured financing transactions.  As a result of these variables, our borrowing costs cannot be predicted with any certainty.  (See Notes 5(b), 6 and 14 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

OTTI

We did not recognize any OTTI charges through earnings during the first quarter of 2018. During the first quarter of 2017, we recognized OTTI charges through earnings against certain of our Non-Agency MBS of $414,000. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows. At March 31, 2018, we had 448 Agency MBS with a gross unrealized loss of $54.6 million and 22 Non-Agency MBS with a gross unrealized loss of $687,000.  Impairments on Agency MBS in an unrealized loss position at March 31, 2018 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such securities, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in our analysis of expected cash flows for our Legacy Non-Agency MBS and any determination of the credit component of OTTI.

Other Income, net

For the first quarter of 2018, Other Income, net increased by $19.7 million, or 70.3%, to $47.7 million compared to $28.0 million for the first quarter of 2017.  Other Income, net for the first quarter of 2018 primarily reflects a $38.5 million net gain recorded on residential whole loans held at fair value and $8.8 million of net gains realized on the sale of $19.4 million of Non-Agency MBS. Other Income, net for the first quarter of 2017 primarily reflects a $13.8 million net gain recorded on residential whole loans held at fair value, $5.6 million of unrealized gains on CRT securities accounted for at fair value and $9.7 million of net gains realized on the sale of $160.7 million of Non-Agency MBS and U.S. Treasury securities.

Operating and Other Expense

For the first quarter of 2018, we had compensation and benefits and other general and administrative expenses of $10.6 million, or 1.30% of average equity, compared to $12.0 million, or 1.57% of average equity, for the first quarter of 2017.  Compensation and benefits expense decreased by approximately $1.0 million to $6.7 million for the first quarter of 2018, compared to $7.8 million for the first quarter of 2017, which primarily reflects lower incentive compensation accruals and lower expense recognized in connection with long term incentive awards that were granted later in the current quarter than in the prior year period. Our other general and administrative expenses decreased by $393,000 to $3.8 million for the quarter ended March 31, 2018 compared to $4.2 million for the quarter ended March 31, 2017 primarily due to lower professional services related costs and lower deferred compensation costs to Directors, which were impacted this quarter by changes in the Company’s stock price.

Operating and Other Expense for the first quarter of 2018 also includes $6.9 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $2.5 million, primarily due to increased loan servicing and modification fees, higher loan acquisition related expenses and increases in non-recoverable advances on REO.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
March 31, 2018	2.93%	10.27%	29.91%	1.00	2.2	$7.62
December 31, 2017	3.47	12.29	29.33	0.83	2.3	7.70
September 30, 2017	2.10	7.78	28.60	1.33	2.4	7.70
June 30, 2017	2.63	10.01	27.59	1.00	2.5	7.76
March 31, 2017	2.42	10.19	24.95	1.00	2.9	7.66

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

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

Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurements of Credit Losses on Financial Instruments (or ASU 2016-13). The amendments in ASU 2016-13 require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 also requires enhanced financial statement disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. Under ASU 2016-13, credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in this ASU require that credit losses be recorded through an allowance for credit losses, which will allow subsequent reversals in credit loss estimates to be recognized in current income. In addition, the allowance on available-for-sale debt securities will be limited to the extent that the fair value is less than the amortized cost.

ASU 2016-13 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The amendments in this ASU are required to be applied by recording a cumulative-effect adjustment to equity as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. Based on our initial evaluation of the amendments in this ASU, we anticipate being required to make changes to the way we account for credit impairment losses on our available-for-sale debt securities. Under our current accounting, credit impairment losses are generally required to be recorded as OTTI, which directly reduce the carrying amount of impaired securities, and are recorded in earnings and are not reversed if expected cash flows subsequently recover. Under the new guidance, credit impairments on such securities will be recorded as an allowance for credit losses that are also recorded in earnings, but the allowance can be reversed through earnings in a subsequent period if expected cash flows subsequently recover. In addition, we expect that the new guidance will also result in changes to the accounting and presentation of our residential whole loans held at carrying value. We currently anticipate that, upon adoption, the guidance will result in an increase in the gross carrying amount of our residential whole loans at carrying value by the amount of the allowance for loan losses calculated under the new guidance. Thereafter, changes in the expected cash flows of such assets are expected to result in the recognition (or reversal) of an allowance for loan losses that will impact earnings. We will continue to monitor and evaluate the potential effects that ASU 2016-13 will have on our consolidated financial statements and related disclosures.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (or ASU 2016-02). The amendments in this ASU establish a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Our significant lease contracts are discussed in Note 10(a) of the accompanying consolidated financial statements. While we continue to evaluate the potential impact that adoption of ASU 2016-02 will have on our financial reporting, given the relatively limited nature and extent of lease financing transactions that we have entered into, we do not expect that the adoption of ASU 2016-02 will have a significant impact on our financial position or financial statement disclosures.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at March 31, 2018, we had 12.0 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the three months ended March 31, 2018, we issued 173,978 shares of common stock through our DRSPP, raising net proceeds of approximately $1.2 million. On May 10, 2017, we closed on the sale of 23,000,000 shares of common stock, including 3,000,000 shares purchased pursuant to the exercise of the underwriters’ option to purchase additional shares, for gross proceeds of approximately $178.7 million before deducting estimated offering expenses.

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

With respect to margin maintenance requirements for repurchase agreements secured by harder to value assets, such as Non-Agency MBS, residential whole loans and MSR related assets, margin calls are typically determined by our counterparties based on their assessment of changes in the fair value of the underlying collateral and in accordance with the agreed upon haircuts specified in the transaction confirmation with the counterparty.  We address margin call requests in accordance with the required terms specified in the applicable repurchase agreement and such requests are typically satisfied by posting additional cash or collateral on the same business day.  We review margin calls made by counterparties and assess them for reasonableness by comparing the counterparty valuation against our valuation determination.  When we believe that a margin call is unnecessary because our assessment of collateral value differs from the counterparty valuation, we typically hold discussions with the counterparty and are able to resolve the matter.  In the unlikely event that resolution cannot be reached, we will look to resolve the dispute based on the remedies available to us under the terms of the repurchase agreement, which in some instances may include the engagement of a third-party to review collateral valuations.  For other agreements that do not include such provisions, we could resolve the matter by substituting collateral as permitted in accordance with the agreement or otherwise request the counterparty to return the collateral in exchange for cash to unwind the financing.

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at March 31, 2018 and December 31, 2017:

At March 31, 2018	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.63%	3.00%	8.00%
Legacy Non-Agency MBS	21.36	15.00	35.00
RPL/NPL MBS	22.20	15.00	30.00
U.S. Treasury securities	1.33	1.00	2.00
CRT securities	21.38	15.00	25.00
MSR related assets	30.72	20.00	50.00
Residential whole loans	25.97	20.00	35.00

At December 31, 2017	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.65%	3.00%	8.00%
Legacy Non-Agency MBS	21.87	15.00	35.00
RPL/NPL MBS	22.05	20.00	27.50
U.S. Treasury securities	1.47	1.00	2.00
CRT securities	22.16	15.00	25.00
MSR related assets	33.19	30.00	50.00
Residential whole loans	26.10	20.00	35.00

During the first three months of 2018, the weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have remained fairly consistent compared to the end of 2017.

Repurchase agreement funding for our residential mortgage investments has been available to us at generally attractive market terms from multiple counterparties.  Typically, due to the risks inherent in credit sensitive residential mortgage investments, repurchase agreement funding involving such investments is available at terms requiring higher collateralization and higher interest rates than repurchase agreement funding secured by Agency MBS and U.S. Treasury securities.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS on more favorable terms than financing for credit sensitive investments.

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

At March 31, 2018, we had a total of $8.1 billion of MBS, U.S. Treasury securities, CRT securities, residential whole loans and MSR related assets and $7.1 million of restricted cash pledged against our repurchase agreements. At March 31, 2018, we have access to various sources of liquidity which we estimate exceeds $838.3 million. This includes (i) $214.7 million of cash and cash equivalents; (ii) $169.9 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $453.7 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash.

The table below presents certain information about our borrowings under repurchase agreements and other advances, and securitized debt:

	Repurchase Agreements and Other Advances			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
March 31, 2018	$6,519,390	$6,558,860	$6,558,860	$357,819	$351,278	$361,002
December 31, 2017	6,661,020	6,614,701	6,760,360	212,445	363,944	363,944
September 30, 2017	7,022,913	6,871,443	7,023,702	139,276	137,327	141,088
June 30, 2017	7,612,393	7,040,844	7,763,860	30,414	143,698	143,698
March 31, 2017	8,494,853	8,137,102	8,564,493	—	—	—

(1)	The information presented in the table above excludes Senior Notes issued in April 2012. The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.

 Cash Flows and Liquidity for the Three Months Ended March 31, 2018

Our cash, cash equivalents and restricted cash decreased by $241.3 million during the three months ended March 31, 2018, reflecting:  $131.0 million used in our financing activities; $116.2 million used in our investing activities; and $5.9 million provided by our operating activities.

At March 31, 2018, our debt-to-equity multiple was 2.2 times compared to 2.3 times at December 31, 2017. At March 31, 2018, we had borrowings under repurchase agreements of $6.6 billion with 29 counterparties, of which $2.3 billion were secured by Agency MBS, $1.4 billion were secured by Legacy Non-Agency MBS, $569.3 million were secured by RPL/NPL MBS, $220.9 million were secured by U.S. Treasuries, $467.1 million were secured by CRT securities, $292.8 million were secured by MSR related assets and $1.2 billion were secured by residential whole loans.  We continue to have available capacity under our repurchase agreement credit lines.  In addition, at March 31, 2018, we had securitized debt of $351.3 million in connection with our loan securitization transactions. At December 31, 2017, we had borrowings under repurchase agreements of $6.6 billion with 31 counterparties, of which $2.5 billion were secured by Agency MBS, $1.3 billion were secured by Legacy Non-Agency MBS, $567.1 million were secured by RPL/NPL MBS, $470.3 million were secured by U.S. Treasuries, $459.1 million were secured by CRT securities, $317.3 million were secured by MSR related assets and $1.0 billion were secured by residential whole loans. In addition, at December 31, 2017, we had securitized debt of $363.9 million in connection with our loan securitization transactions.

During the three months ended March 31, 2018, $116.2 million was used in our investing activities.  We paid $513.9 million for purchases of residential whole loans and capitalized advances, and purchased $113.0 million of MSR related assets, $60.7 million of Non-Agency MBS and $20.6 million of CRT securities funded with cash and repurchase agreement borrowings.  In addition, during the three months ended March 31, 2018, we received cash of $484.3 million from prepayments and scheduled amortization on our MBS, CRT securities and MSR related assets, of which $161.8 million was attributable to Agency MBS, $167.0 million was from Non-Agency MBS, $5.5 million was from CRT securities and $150.0 million was attributable to MSR related assets, and we sold certain of our Non-Agency MBS for $19.4 million, realizing net gains of $8.8 million. While we generally intend to hold our MBS as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. During the three months ended March 31, 2018 we received $71.9 million of principal payments on residential whole loans and $19.3 million of proceeds on sales of REO.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings for the quarterly periods presented.

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
March 31, 2018	$40,831	$—	$40,831	$18,835	$(21,996)
December 31, 2017	87,960	—	87,960	80,105	(7,855)
September 30, 2017	83,513	—	83,513	53,499	(30,014)
June 30, 2017	106,432	500	106,932	75,996	(30,936)
March 31, 2017	150,264	1,500	151,764	246,168	94,404

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through March 31, 2018.

During the three months ended March 31, 2018, we paid $79.8 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $3.8 million on our preferred stock. On March 7, 2018, we declared our first quarter 2018 dividend on our common stock of $0.20 per share; on April 30, 2018, we paid this dividend, which totaled approximately $79.9 million, including dividend equivalents of approximately $219,000.

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

At March 31, 2018, MFA’s $5.1 billion of Agency MBS and Legacy Non-Agency MBS were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
Time to Reset	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
(Dollars in Thousands)
< 2 years (5)	$1,395,569	6	15.3%	$1,629,113	4	15.8%	$3,024,682	5	15.5%
2-5 years	160,693	45	13.8	—	—	—	160,693	45	13.8
> 5 years	21,945	73	15.0	—	—	—	21,945	73	15.0
ARM-MBS Total	$1,578,207	11	15.1%	$1,629,113	4	15.8%	$3,207,320	8	15.4%
15-year fixed (6)	$1,068,337		9.3%	$2,651		4.8%	$1,070,988		9.3%
30-year fixed (6)	—		—	793,623		13.5	793,623		13.5
40-year fixed (6)	—		—	37,694		9.3	37,694		9.3
Fixed-Rate Total	$1,068,337		9.3%	$833,968		13.2%	$1,902,305		11.1%
MBS Total	$2,646,544		12.7%	$2,463,081		14.9%	$5,109,625		13.8%

(1)	Excludes $935.2 million of RPL/NPL MBS. Refer to table below for further information.

(2)	Does not include principal payments receivable of $604,000.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic and/or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	3 month average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating-rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at March 31, 2018:

	Fair Value	Net Coupon	Months to Step-Up (1)	3 Month Average Bond CPR (2)
(Dollars in Thousands)
Re-Performing loans	$73,551	3.64%	26	18.7%
Non-Performing loans	861,621	4.46	19	13.6
Total RPL/NPL MBS	$935,172	4.40%	19	14.0%

(1)
Months to step-up is the weighted average number of months remaining before the coupon interest rate increases pursuant to the first coupon reset. We anticipate that the securities will be redeemed prior to the step-up date.

(2)	All principal payments are considered to be prepayments for CPR purposes.

At March 31, 2018, our CRT securities and MSR related assets had a fair value of $679.5 million and $455.1 million, respectively, and their coupons reset monthly based on one-month LIBOR.

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at March 31, 2018.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at March 31, 2018.

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$10,163,694	$55,003	$10,218,697	$(107,949)	(3.37)%	(1.05)%
+ 50 Basis Point Increase	$10,241,849	$31,616	$10,273,465	$(53,181)	(1.74)%	(0.51)%
Actual at March 31, 2018	$10,318,417	$8,229	$10,326,646	$—	—	—
- 50 Basis Point Decrease	$10,393,396	$(15,159)	$10,378,237	$51,591	(0.88)%	0.50%
-100 Basis Point Decrease	$10,466,788	$(38,546)	$10,428,242	$101,596	(1.11)%	0.98%

(1)	Such assets include MBS and CRT securities, residential whole loans and REO, MSR related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2018.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At March 31, 2018, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At March 31, 2018, the impact on portfolio value was approximated using estimated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 1.02 which is the weighted average of 1.80 for our Agency MBS, 1.43 for our Non-Agency investments, (1.83) for our Swaps, and 0.11 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.06), which is the weighted average of (0.24) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS, and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics of the mortgage loans underlying our Legacy Non-Agency MBS.  The following table presents certain information about our Legacy Non-Agency MBS portfolio at March 31, 2018.  Information presented with respect to the weighted average Fair Isaac Corporation (or FICO) scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, do not reflect the impact of the general changes in home prices or changes in borrowers’ credit scores or the current use of the mortgaged properties.

The information in the table below is presented as of March 31, 2018:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	84	61	87	32	57	61	382
MBS current face (3)	$733,971	$434,618	$494,246	$164,939	$417,260	$399,857	$2,644,891
Total purchase discounts, net (3)	$(215,397)	$(126,296)	$(94,972)	$(54,830)	$(159,910)	$(118,891)	$(770,296)
Purchase discount designated as Credit Reserve and OTTI (3)(4)	$(155,919)	$(64,259)	$(55,380)	$(44,167)	$(156,281)	$(96,575)	$(572,581)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	21.2%	14.8%	11.2%	26.8%	37.5%	24.2%	21.6%
MBS amortized cost (3)	$518,574	$308,322	$399,274	$110,109	$257,350	$280,966	$1,874,595
MBS fair value (3)	$685,041	$408,400	$476,910	$151,070	$364,538	$374,275	$2,460,234
Weighted average fair value to current face	93.3%	94.0%	96.5%	91.6%	87.4%	93.6%	93.0%
Weighted average coupon (5)	4.22%	3.73%	3.82%	5.03%	5.06%	4.82%	4.34%
Weighted average loan age (months) (5)(6)	132	140	155	137	142	154	143
Weighted average current loan size (5)(6)	$498	$491	$292	$333	$246	$234	$368
Percentage amortizing (7)	100%	99%	100%	99%	99%	100%	100%
Weighted average FICO score at origination (5)(8)	729	728	725	705	702	703	719
Owner-occupied loans	91.0%	91.6%	86.3%	84.9%	86.3%	85.7%	88.3%
Rate-term refinancings	30.6%	22.3%	15.0%	22.4%	15.4%	14.2%	20.9%
Cash-out refinancings	34.8%	35.5%	27.6%	44.5%	45.2%	40.3%	36.6%
3 Month CPR (6)	16.7%	16.2%	17.7%	12.3%	12.7%	14.3%	15.5%
3 Month CRR (6)(9)	14.4%	14.2%	15.7%	10.0%	9.4%	11.9%	13.2%
3 Month CDR (6)(9)	2.7%	2.5%	2.4%	2.9%	4.0%	3.1%	2.9%
3 Month loss severity	48.0%	28.7%	35.3%	84.6%	70.9%	80.9%	55.8%
60+ days delinquent (8)	13.4%	11.8%	9.3%	15.6%	14.8%	12.4%	12.6%
Percentage of always current borrowers (Lifetime) (10)	29.6%	29.9%	37.7%	25.6%	22.3%	26.7%	29.3%
Percentage of always current borrowers (12M) (11)	73.6%	75.6%	78.3%	69.1%	69.5%	71.5%	73.5%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

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

(3)
Excludes Non-Agency MBS issued since 2012 in which the underlying collateral consists of RPL/NPL MBS. These Non-Agency MBS have a current face of $935.1 million, amortized cost of $933.2 million, fair value of $935.2 million and purchase discounts of $1.9 million at March 31, 2018.

(4)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)	Weighted average is based on MBS current face at March 31, 2018.

(6)	Information provided is based on loans for individual groups owned by us.

(7)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(8)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(9)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(11)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations by state of the mortgages collateralizing our Legacy Non-Agency MBS at March 31, 2018:

Property Location	Percent of Unpaid Principal Balance
California	42.2%
Florida	8.0%
New York	6.9%
New Jersey	4.1%
Maryland	4.0%

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

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at March 31, 2018:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance (1)
California	25.7%
New York	13.2%
Florida	8.9%
New Jersey	7.4%
Maryland	4.7%

(1)	Excludes approximately $13.5 million of residential whole loans for which the closing of the purchase transaction had not occurred as of March 31, 2018.

Liquidity Risk

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  We pledge residential mortgage assets and cash to secure our repurchase agreements and Swaps.  At March 31, 2018, we had access to various sources of liquidity which we estimate to be in excess of $838.3 million, an amount which includes: (i) $214.7 million of cash and cash equivalents, (ii) $169.9 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that are currently pledged in excess of contractual requirements, and (iii) $453.7 million in estimated financing available from currently unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements.  Our sources of liquidity do not include restricted cash. Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position.  Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. As such, we cannot assure you that we will always be able to roll over our repurchase agreement financings and other advances.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2018, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2018. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. There are no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that the Company faces are not limited to those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Additional risks and uncertainties not currently known to the Company (or that it currently believes to be immaterial) may also adversely affect the Company’s business and the trading price of our securities.

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

The Company engaged in no share repurchase activity during the first quarter of 2018 pursuant to the Repurchase Program.  The Company did, however, withhold restricted shares (under the terms of grants under our Equity Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.  The following table presents information with respect to (i) such withheld restricted shares and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month		Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
January 1-31, 2018:
Repurchase Program	(2)	—	$—	—	6,616,355
Employee Transactions	(3)	250,946	7.80	N/A	N/A
February 1-28, 2018:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	—	—	N/A	N/A
March 1-31, 2018:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	—	$—	N/A	N/A
Total Repurchase Program	(2)	—	$—	—	6,616,355
Total Employee Transactions	(3)	250,946	$7.80	N/A	N/A

(1)	Includes brokerage commissions.

(2)	As of March 31, 2018, the Company had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.

(3)	The Company’s Equity Plan provides that the value of the shares delivered or withheld be based on the price of its common stock on the date the relevant transaction occurs.

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

Date: May 8, 2018	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

10.1
Amendment No. 1, dated March 28, 2018, to Employment Agreement, entered into as of November 4, 2016, by and between the Company and Craig L. Knutson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, filed April 2, 2018 (Commission File No. 1-13991)).

10.2
Employment Agreement, entered into as of March 28, 2018, by and between the Company and Gudmundur Kristjansson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, filed April 2, 2018 (Commission File No. 1-13991)).

10.3
Employment Agreement entered into as of March 28, 2018, by and between the Company and Bryan Wulfsohn (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, filed April 2, 2018 (Commission File No. 1-13991)).

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