Form 10-Q
period 2018-06-30
MFA FINANCIAL, INC.
filed 2018-08-02
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

398,532,534 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 30, 2018.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)	June 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”) and credit risk transfer (“CRT”) securities:
Agency MBS, at fair value ($2,286,409 and $2,727,510 pledged as collateral, respectively)	$2,362,897	$2,824,681
Non-Agency MBS, at fair value ($2,447,432 and $2,379,523 pledged as collateral, respectively)	3,242,967	3,533,966
CRT securities, at fair value ($516,486 and $595,900 pledged as collateral, respectively)	571,955	664,403
Mortgage servicing rights (“MSR”) related assets ($381,390 and $482,158 pledged as collateral, respectively)	381,390	492,080
Residential whole loans, at carrying value ($396,856 and $448,689 pledged as collateral, respectively) (1)	1,906,242	908,516
Residential whole loans, at fair value ($952,335 and $996,226 pledged as collateral, respectively) (1)	1,502,986	1,325,115
Cash and cash equivalents	54,880	449,757
Restricted cash	3,298	13,307
Other assets	618,148	742,909
Total Assets	$10,644,763	$10,954,734

Liabilities:
Repurchase agreements	$5,892,228	$6,614,701
Payable for unsettled MBS and residential whole loans purchases	567,915	—
Other liabilities	978,007	1,078,397
Total Liabilities	$7,438,150	$7,693,098

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 398,533 and 397,831 shares issued and outstanding, respectively	3,985	3,978
Additional paid-in capital, in excess of par	3,230,055	3,227,304
Accumulated deficit	(592,218)	(578,950)
Accumulated other comprehensive income	564,711	609,224
Total Stockholders’ Equity	$3,206,613	$3,261,636
Total Liabilities and Stockholders’ Equity	$10,644,763	$10,954,734

(1)
Includes approximately $199.8 million and $183.2 million of Residential whole loans, at carrying value and $476.2 million and $289.3 million of Residential whole loans, at fair value transferred to consolidated variable interest entities (“VIEs”) at June 30, 2018 and December 31, 2017, respectively. Such assets can be used only to settle the obligations of the VIEs.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2018	2017	2018	2017
Interest Income:
Agency MBS	$13,170	$16,587	$28,463	$34,481
Non-Agency MBS	55,043	70,269	111,145	149,477
CRT securities	8,695	7,846	18,191	14,222
MSR related assets	6,219	5,905	13,842	10,639
Residential whole loans held at carrying value	17,935	8,503	32,264	17,193
Cash and cash equivalent investments	685	1,047	1,594	1,402
Interest Income	$101,747	$110,157	$205,499	$227,414

Interest Expense:
Repurchase agreements and other advances	$46,234	$46,802	$91,951	$95,141
Other interest expense	5,576	2,220	10,413	4,230
Interest Expense	$51,810	$49,022	$102,364	$99,371

Net Interest Income	$49,937	$61,135	$103,135	$128,043

Other-Than-Temporary Impairments:
Total other-than-temporary impairment losses	$—	$—	$—	$(63)
Portion of loss reclassed from other comprehensive income	—	(618)	—	(969)
Net Impairment Losses Recognized in Earnings	$—	$(618)	$—	$(1,032)

Other Income, net:
Net gain on residential whole loans held at fair value	$32,443	$16,208	$70,941	$29,981
Net gain on sales of investment securities	7,429	5,889	16,246	15,597
Other, net	1,134	14,847	1,479	19,359
Other Income, net	$41,006	$36,944	$88,666	$64,937

Operating and Other Expense:
Compensation and benefits	$7,038	$7,573	$13,786	$15,366
Other general and administrative expense	5,582	5,754	9,414	9,979
Loan servicing and other related operating expenses	7,928	4,199	14,811	8,608
Operating and Other Expense	$20,548	$17,526	$38,011	$33,953

Net Income	$70,395	$79,935	$153,790	$157,995
Less Preferred Stock Dividends	3,750	3,750	7,500	7,500
Net Income Available to Common Stock and Participating Securities	$66,645	$76,185	$146,290	$150,495

Earnings per Common Share - Basic and Diluted	$0.17	$0.20	$0.36	$0.39

Dividends Declared per Share of Common Stock	$0.20	$0.20	$0.40	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Net income	$70,395	$79,935	$153,790	$157,995
Other Comprehensive Income/(Loss):
Unrealized loss on Agency MBS, net	(9,641)	(11,157)	(18,331)	(19,209)
Unrealized (loss)/gain on Non-Agency MBS, net	(11,115)	56,167	(38,308)	83,663
Reclassification adjustment for MBS sales included in net income	(5,178)	(5,656)	(15,458)	(15,602)
Reclassification adjustment for other-than-temporary impairments included in net income	—	(618)	—	(1,032)
Derivative hedging instrument fair value changes, net	7,915	(1,017)	27,584	10,880
Other Comprehensive (Loss)/Income	(18,019)	37,719	(44,513)	58,700
Comprehensive income before preferred stock dividends	$52,376	$117,654	$109,277	$216,695
Dividends declared on preferred stock	(3,750)	(3,750)	(7,500)	(7,500)
Comprehensive Income Available to Common Stock and Participating Securities	$48,626	$113,904	$101,777	$209,195

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2018
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	8,000	$80	397,831	$3,978	$3,227,304	$(578,950)	$609,224	$3,261,636
Cumulative effect adjustment on adoption of new accounting standard for revenue recognition	—	—	—	—	—	295	—	295
Net income	—	—	—	—	—	153,790	—	153,790
Issuance of common stock, net of expenses (1)	—	—	953	7	1,704	—	—	1,711
Repurchase of shares of common stock (1)	—	—	(251)	—	(1,957)	—	—	(1,957)
Equity based compensation expense	—	—	—	—	2,804	—	—	2,804
Accrued dividends attributable to stock-based awards	—	—	—	—	200	—	—	200
Dividends declared on common stock	—	—	—	—	—	(159,392)	—	(159,392)
Dividends declared on preferred stock	—	—	—	—	—	(7,500)	—	(7,500)
Dividends attributable to dividend equivalents	—	—	—	—	—	(461)	—	(461)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	(72,097)	(72,097)
Derivative hedging instrument fair value changes, net	—	—	—	—	—	—	27,584	27,584
Balance at June 30, 2018	8,000	$80	398,533	$3,985	$3,230,055	$(592,218)	$564,711	$3,206,613

	Six Months Ended June 30, 2017
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	8,000	$80	371,854	$3,719	$3,029,062	$(572,641)	$573,682	$3,033,902
Net income	—	—	—	—	—	157,995	—	157,995
Issuance of common stock, net of expenses (1)	—	—	24,953	244	186,006	—	—	186,250
Repurchase of shares of common stock (1)	—	—	(496)	—	(3,892)	—	—	(3,892)
Equity based compensation expense	—	—	—	—	3,300	—	—	3,300
Accrued dividends attributable to stock-based awards	—	—	—	—	225	—	—	225
Dividends declared on common stock	—	—	—	—	—	(153,855)	—	(153,855)
Dividends declared on preferred stock	—	—	—	—	—	(7,500)	—	(7,500)
Dividends attributable to dividend equivalents	—	—	—	—	—	(481)	—	(481)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	47,820	47,820
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	10,880	10,880
Balance at June 30, 2017	8,000	$80	396,311	$3,963	$3,214,701	$(576,482)	$632,382	$3,274,644

(1)  For the six months ended June 30, 2018 and 2017, includes approximately $2.0 million (250,946 shares) and $3.9 million (496,325 shares), respectively surrendered for tax purposes related to equity-based compensation awards.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$153,790	$157,995
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS, CRT securities and U.S. Treasury securities	(16,246)	(15,597)
Gain on sales of real estate owned	(4,673)	(2,039)
Gain on liquidation of residential whole loans	(12,742)	(2,059)
Other-than-temporary impairment charges	—	1,032
Accretion of purchase discounts on MBS and CRT securities, residential whole loans and MSR related assets	(40,948)	(46,179)
Amortization of purchase premiums on MBS and CRT securities	12,508	16,002
Depreciation and amortization on real estate, fixed assets and other assets	805	439
Equity-based compensation expense	2,809	3,459
Unrealized gain on residential whole loans at fair value	(18,346)	(7,209)
(Increase)/decrease in other assets and other	(23,061)	3,101
Decrease in other liabilities	(10,091)	(10,660)
Net cash provided by operating activities	$43,805	$98,285

Cash Flows From Investing Activities:
Principal payments on MBS, CRT securities and MSR related assets	$1,107,871	$2,461,731
Proceeds from sales of MBS, CRT securities and U.S. Treasury securities	198,392	177,625
Purchases of MBS, CRT securities, MSR related assets and U.S. Treasury securities	(323,309)	(888,736)
Purchases of residential whole loans and capitalized advances	(943,433)	(9,408)
Principal payments on residential whole loans	174,713	69,615
Proceeds from sales of real estate owned	58,230	30,459
Purchases of real estate owned and capital improvements	(5,282)	(1,882)
Redemption of Federal Home Loan Bank stock	—	10,422
Additions to leasehold improvements, furniture and fixtures	(551)	(333)
Net cash provided by investing activities	$266,631	$1,849,493

Cash Flows From Financing Activities:
Principal payments on repurchase agreements and other advances	$(32,054,576)	$(39,588,099)
Proceeds from borrowings under repurchase agreements	31,331,949	37,941,405
Proceeds from issuance of securitized debt	183,970	147,847
Principal payments on securitized debt	(28,639)	(2,652)
Payments made for securitization related costs	(956)	(1,008)
Payments made for settlements on interest rate swap agreements (“Swaps”)	(33,316)	(35,840)
Proceeds from settlements on Swaps	51,711	—
Proceeds from issuances of common stock	1,711	186,250
Dividends paid on preferred stock	(7,500)	(7,500)
Dividends paid on common stock and dividend equivalents	(159,676)	(149,433)
Net cash used in financing activities	$(715,322)	$(1,509,030)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(404,886)	$438,748
Cash, cash equivalents and restricted cash at beginning of period	$463,064	$318,575
Cash, cash equivalents and restricted cash at end of period	$58,178	$757,323

Non-cash Investing and Financing Activities:
Net decrease in securities obtained as collateral/obligation to return securities obtained as collateral	$(248,550)	$(2,782)
Transfer from residential whole loans to real estate owned	$103,521	$58,444
Dividends and dividend equivalents declared and unpaid	$79,948	$79,559

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

1.   Organization

MFA Financial, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders.  The Company has elected to treat certain of its subsidiaries as a taxable REIT subsidiary (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. (See Note 2(o))

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2018 and results of operations for all periods presented have been made.  The results of operations for the three and six months ended June 30, 2018 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on MBS (See Note 3), valuation of MBS, CRT securities and MSR related assets (See Notes 3 and 14), income recognition and valuation of residential whole loans (See Notes 4 and 14), valuation of derivative instruments (See Notes 5(c) and 14) and income recognition on certain Non-Agency MBS (defined below) purchased at a discount. (See Note 3)  In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest. (See Note 2(o))  Actual results could differ from those estimates.

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
JUNE 30, 2018

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
JUNE 30, 2018

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

When the fair value of an AFS security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through AOCI on the consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS that are assessed to be of less than high credit quality and on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, year of origination, loan-to-value ratios (“LTVs”), geographic concentrations and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes.  Impairment assessment for Non-Agency MBS and CRT securities that were purchased at prices close to par and/or are otherwise considered to be of high credit quality involves comparing the present value of the remaining cash flows expected to be collected against the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the instrument’s IRR.

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
JUNE 30, 2018

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

Corporate Loan

In December 2016, the Company entered into a loan agreement with an entity that originates loans and owns the related MSRs. Under the terms of the loan agreement, the Company committed to lend $130.0 million of which approximately $124.2 million was drawn at March 31, 2018, and which was paid in full as of June 30, 2018. The loan was secured by certain U.S. Government, Agency and private-label MSRs, as well as other unencumbered assets owned by the borrower. The term loan was recorded on the Company’s consolidated balance sheets at the drawn amount, on which interest income was recognized on an accrual basis on the Company’s consolidated statements of operations. Commitment fees received on the undrawn amount were deferred and recognized as interest income over the remaining loan term at the time of draw. Upon repayment of the loan during the three months ended June 30, 2018, the remaining deferred commitment fees were recorded as Other Income on the Company’s consolidated statements of operations.

(d)  Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

Residential whole loans included in the Company’s consolidated balance sheets are primarily comprised of pools of fixed and adjustable rate residential mortgage loans acquired through consolidated trusts in secondary market transactions, with the majority at discounted purchase prices. The accounting model utilized by the Company is determined at the time each loan package is initially acquired and is generally based on the delinquency status of the majority of the underlying borrowers in the package at acquisition. The accounting model described below for purchased credit impaired loans that are held at carrying value is typically utilized by the Company for purchased credit impaired loans where the underlying borrower has a delinquency status of less than 60 days at the acquisition date. The Company may also purchase newly or recently originated loans that are performing as of the purchase date. Such loans are typically held at carrying value, but the accounting methods for income recognition and determination and measurement of any required loan loss reserves differ to those used for purchased credit impaired loans held at carrying value. The accounting model described below for residential whole loans held at fair value is typically utilized by the Company for loans where the underlying borrower has a delinquency status of 60 days or more at the acquisition date. The accounting model initially applied is not subsequently changed.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

to occur are not eligible to be pledged as collateral against any repurchase agreement financing until the closing of the purchase transaction. (See Notes 4, 6, 7, 14 and 15)

Residential Whole Loans at Carrying Value

Purchased Credit Impaired Loans

The Company has elected to account for these loans as credit impaired as they were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Substantially all of these loans have previously experienced payment delinquencies and the amount owed may exceed the value of the property pledged as collateral. Consequently, these loans generally have a higher likelihood of default than newly originated mortgage loans with LTVs of 80% or less to creditworthy borrowers. The Company believes that amounts paid to acquire these loans represent fair market value at the date of acquisition. Loans considered credit impaired are initially recorded at the purchase price with no allowance for loan losses. Subsequent to acquisition, the recorded amount for these loans reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. These loans are presented on the Company’s consolidated balance sheets at carrying value, which reflects the recorded amount reduced by any allowance for loan losses established subsequent to acquisition.

Under the application of the accounting model for purchased credit impaired loans, the Company may aggregate into pools loans acquired in the same fiscal quarter that are assessed as having similar risk characteristics. For each pool established, or on an individual loans basis for loans not aggregated into pools, the Company estimates at acquisition, and periodically on at least a quarterly basis, the principal and interest cash flows expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield.” This amount is accreted as interest income over the life of the loans using an effective interest rate (level yield) methodology. Interest income recorded each period reflects the amount of accretable yield recognized and not the coupon interest payments received on the underlying loans. The difference between contractually required principal and interest payments and the cash flows expected to be collected is referred to as the “non-accretable difference,” and includes estimates of both the effect of prepayments and expected credit losses over the life of the underlying loans.

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

Other Loans at Carrying Value

The Company also has investments in loans that are not considered to be credit impaired at purchase. To date such loans have included newly or previously originated performing loans that are primarily comprised of: (i) loans to finance (or refinance) one-to-four family residential properties and are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (“Rehabilitation loans” or “Fix and Flip loans”), (iii) loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans”), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (“Seasoned performing loans”), (collectively “Other Loans at Carrying Value”). The Company’s Other Loans at Carrying Value are initially recorded at their purchase price. Interest income on Other Loans at Carrying Value purchased at par is accrued based on each loan’s current interest bearing balance and current interest rate, net of related servicing costs. Interest income on such loans purchased at a premium/discount to par is recorded each period based on the contractual coupon net of any premium or discount and related servicing costs, and adjusted for actual prepayment activity.

An allowance for loan losses is recorded when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the loan agreement. Any required loan loss allowance would typically be measured based on fair value of the collateral securing the loan and would reduce the carrying value

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

of the loan with a corresponding charge to earnings. Significant judgments are required in determining any allowance for loan loss, including assumptions regarding the loan cash flows expected to be collected, the value of the underlying collateral and the ability of the Company to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, contractual interest is recorded as interest income when received, under the cash basis method until an accrual is resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or it is legally discharged.

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

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  At June 30, 2018 and December 31, 2017, the Company had cash and cash equivalents of $54.9 million and $449.8 million, respectively. The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency, were $33.7 million and $354.0 million at June 30, 2018 and December 31, 2017, respectively.  (See Notes 7 and 14)

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties in connection with certain of the Company’s repurchase agreements that is not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to repurchase agreement counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the repurchase agreement.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its repurchase agreements of $3.3 million and $13.3 million at June 30, 2018 and December 31, 2017, respectively.  (See Notes 5(c), 6, 7 and 14)

(g)  Goodwill

At June 30, 2018 and December 31, 2017, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through June 30, 2018, the Company had not recognized any impairment against its goodwill. Goodwill is included in Other assets on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

(h) Real Estate Owned (“REO”)

REO represents real estate acquired by the Company, including through foreclosure, deed in lieu of foreclosure, or purchased in connection with the acquisition of residential whole loans. REO acquired through foreclosure or deed in lieu of foreclosure is initially recorded at fair value less estimated selling costs. REO acquired in connection with the acquisition of residential whole loans is initially recorded at its purchase price. Subsequent to acquisition, REO is reported, at each reporting date, at the lower of the current carrying amount or fair value less estimated selling costs and for presentation purposes is included in Other assets on the Company’s consolidated balance sheets. Changes in fair value that result in an adjustment to the reported amount of an REO property that has a fair value at or below its carrying amount are reported in Other Income, net on the Company’s consolidated statements of operations. (See Note 5(b))

(i)  Depreciation

Leasehold Improvements and Other Depreciable Assets

Depreciation is computed on the straight-line method over the estimated useful life of the related assets or, in the case of leasehold improvements, over the shorter of the useful life or the lease term.  Furniture, fixtures, computers and related hardware have estimated useful lives ranging from five to eight years at the time of purchase.

(j)  Loan Securitization and Other Debt Issuance Costs

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

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, but may also have longer or shorter terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable or such collateral.  (See Notes 6, 7 and 14)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

In addition to the repurchase agreement financing arrangements discussed above, as part of its financing strategy for Non-Agency MBS, the Company has entered into contemporaneous repurchase and reverse repurchase agreements with a single counterparty.  Under a typical reverse repurchase agreement, the Company buys securities from a borrower for cash and agrees to sell the same securities in the future for a price that is higher than the original purchase price.  The difference between the purchase price the Company originally paid and the sale price represents interest received from the borrower.  In contrast, the contemporaneous repurchase and reverse repurchase transactions effectively resulted in the Company pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral from the same counterparty in connection with the reverse repurchase agreement.  No net cash was exchanged between the Company and counterparty at the inception of the transactions.  Securities obtained and pledged as collateral are recorded in Other assets on the Company’s consolidated balance sheets.  Interest income is recorded on the reverse repurchase agreement and interest expense is recorded on the repurchase agreement on an accrual basis.  Both the Company and the counterparty have the right to make daily margin calls based on changes in the value of the collateral obtained and/or pledged.  The Company’s liability to the counterparty in connection with this financing arrangement is recorded in Other liabilities on the Company’s consolidated balance sheets and disclosed as “Obligation to return securities obtained as collateral, at fair value.”  (See Note 5(a))

(l)  Equity-Based Compensation

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

The Company makes dividend equivalent payments in connection with certain of its equity-based awards.   A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Company’s Equity Compensation Plan (the “Equity Plan”), and they are paid in cash or other consideration at such times and in accordance with such rules, terms and conditions, as the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) may determine in its discretion.  Payments pursuant to dividend equivalents are generally charged to Stockholders’ Equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for dividend equivalents to the extent that the attached equity awards do not or are not expected to vest and grantees are not required to return payments of dividends or dividend equivalents to the Company.  (See Notes 2(m) and 13)

(m)  Earnings per Common Share (“EPS”)

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

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

In addition, the Company has elected to treat certain of its subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business may be conducted through one or more TRS, its income earned by TRS may be subject to corporate income taxation. To maintain the Company’s REIT election, no more than 20% of the value of a REIT’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U.S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as a TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No deferred tax benefit was recorded by the Company for the six months ended June 30, 2018 and 2017, as a valuation allowance for the full amount of the associated deferred tax asset was recognized as its recovery is not considered more likely than not.

 Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of June 30, 2018, December 31, 2017, or June 30, 2017. The Company filed its 2016 tax return prior to October 16, 2017. The Company’s tax returns for tax years 2014 through 2016 are open to examination.

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
JUNE 30, 2018

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

The Company discontinues hedge accounting on a prospective basis and recognizes changes in fair value through earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge is no longer appropriate. (See Notes 5(c), 7 and 14)

Changes in the fair value of the Company’s Swaps not designated in hedging transactions (if any) are recorded in Other income, net on the Company’s consolidated statement of operations.

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
JUNE 30, 2018

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
JUNE 30, 2018

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
JUNE 30, 2018

3.                   MBS, CRT Securities and MSR Related Assets

Agency and Non-Agency MBS

The Company’s MBS are comprised of Agency MBS and Non-Agency MBS which include MBS issued prior to 2008 (“Legacy Non-Agency MBS”). These MBS are secured by:  (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”), which have interest rates that reset annually or more frequently (collectively, “ARM-MBS”); and (iii) 15 and 30 year fixed-rate mortgages for Agency MBS and, for Non-Agency MBS, 30-year and longer-term fixed rate mortgages. In addition, the Company’s MBS are also comprised of MBS backed by securitized re-performing/non-performing loans (“RPL/NPL MBS”), where the cash flows of the bond may not reflect the contractual cash flows of the underlying collateral. The Company’s RPL/NPL MBS are generally structured with a contractual coupon step-up feature where the coupon increases up to 300 basis points at 36 months from issuance or sooner. The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements and Swaps.  (See Note 7)

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.  The payment of principal and/or interest on Ginnie Mae MBS is explicitly backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have been under the conservatorship of the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

The following tables present certain information about the Company’s MBS and CRT securities at June 30, 2018 and December 31, 2017:

June 30, 2018

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$1,874,754	$71,870	$(34)	$—	$1,946,590	$1,928,719	$17,695	$(35,566)	$(17,871)
Freddie Mac	428,102	17,080	—	—	446,360	428,465	1,100	(18,995)	(17,895)
Ginnie Mae	5,557	101	—	—	5,658	5,713	56	(1)	55
Total Agency MBS	2,308,413	89,051	(34)	—	2,398,608	2,362,897	18,851	(54,562)	(35,711)
Non-Agency MBS:
Expected to Recover Par (3)(4)	1,122,973	43	(27,359)	—	1,095,657	1,123,299	28,736	(1,094)	27,642
Expected to Recover Less than Par (3)	2,298,626	—	(174,889)	(553,596)	1,570,141	2,119,668	549,719	(192)	549,527
Total Non-Agency MBS (5)	3,421,599	43	(202,248)	(553,596)	2,665,798	3,242,967	578,455	(1,286)	577,169
Total MBS	5,730,012	89,094	(202,282)	(553,596)	5,064,406	5,605,864	597,306	(55,848)	541,458
CRT securities (6)	520,688	9,825	(1,830)	—	528,683	571,955	43,365	(93)	43,272
Total MBS and CRT securities	$6,250,700	$98,919	$(204,112)	$(553,596)	$5,593,089	$6,177,819	$640,671	$(55,941)	$584,730

December 31, 2017

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS:
Fannie Mae	$2,170,974	$82,271	$(40)	$—	$2,253,205	$2,246,600	$21,736	$(28,341)	$(6,605)
Freddie Mac	561,346	21,683	—	—	584,920	571,748	1,624	(14,796)	(13,172)
Ginnie Mae	6,142	112	—	—	6,254	6,333	79	—	79
Total Agency MBS	2,738,462	104,066	(40)	—	2,844,379	2,824,681	23,439	(43,137)	(19,698)
Non-Agency MBS:
Expected to Recover Par (3)(4)	1,128,808	50	(22,737)	—	1,106,121	1,132,205	26,518	(434)	26,084
Expected to Recover Less than Par (3)	2,589,935	—	(192,588)	(593,227)	1,804,120	2,401,761	597,660	(19)	597,641
Total Non-Agency MBS (5)	3,718,743	50	(215,325)	(593,227)	2,910,241	3,533,966	624,178	(453)	623,725
Total MBS	6,457,205	104,116	(215,365)	(593,227)	5,754,620	6,358,647	647,617	(43,590)	604,027
CRT securities (6)	602,799	8,887	(3,550)	—	608,136	664,403	56,290	(23)	56,267
Total MBS and CRT securities	$7,060,004	$113,003	$(218,915)	$(593,227)	$6,362,756	$7,023,050	$703,907	$(43,613)	$660,294

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at June 30, 2018 reflect Credit Reserve of $540.7 million and OTTI of $12.9 million.  Amounts disclosed at December 31, 2017 reflect Credit Reserve of $579.0 million and OTTI of $14.2 million.

(2)	Includes principal payments receivable of $1.2 million and $1.9 million at June 30, 2018 and December 31, 2017, respectively, which are not included in the Principal/Current Face.

(3)	Based on management’s current estimates of future principal cash flows expected to be received.

(4)
Includes RPL/NPL MBS, which at June 30, 2018 had a $909.3 million Principal/Current face, $907.5 million amortized cost and $907.9 million fair value. At December 31, 2017, RPL/NPL MBS had a $922.0 million Principal/Current face, $920.1 million amortized cost and $923.1 million fair value.

(5)	At both June 30, 2018 and December 31, 2017, the Company expected to recover approximately 84% of the then-current face amount of Non-Agency MBS, respectively.

(6)
Amounts disclosed at June 30, 2018 includes CRT securities with a fair value of $522.1 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $37.3 million and gross unrealized losses of approximately $92,500 at June 30, 2018. Amounts disclosed at December 31, 2017 includes CRT securities with a fair value of $528.9 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $40.5 million and gross unrealized losses of approximately $23,000 at December 31, 2017.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

Sales of MBS and CRT Securities

During the three and six months ended June 30, 2018, the Company sold certain Agency MBS for $75.3 million realizing gross losses of $3.8 million. The Company also sold certain CRT securities during the three and six months ended June 30, 2018 for $104.0 million, realizing gross gains of $11.2 million. In addition, during the six months ended June 30, 2018, the Company sold certain Non-Agency MBS for $19.4 million, realizing gross gains of $8.8 million. During the three and six months ended June 30, 2017, the Company sold certain Non-Agency MBS for $16.9 million and $38.5 million, realizing gross gains of $5.9 million and $15.6 million, respectively. The Company has no continuing involvement with any of the sold MBS.

Unrealized Losses on MBS and CRT Securities

The following table presents information about the Company’s MBS and CRT securities that were in an unrealized loss position at June 30, 2018:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(Dollars in Thousands)
Agency MBS:
Fannie Mae	$304,882	$3,195	97	$888,232	$32,371	237	$1,193,114	$35,566
Freddie Mac	88,740	1,232	40	300,183	17,763	96	388,923	18,995
Ginnie Mae	672	1	3	—	—	—	672	1
Total Agency MBS	394,294	4,428	140	1,188,415	50,134	333	1,582,709	54,562
Non-Agency MBS:
Expected to Recover Par (1)	278,307	971	14	8,174	123	8	286,481	1,094
Expected to Recover Less than Par (1)	15,728	192	4	—	—	—	15,728	192
Total Non-Agency MBS	294,035	1,163	18	8,174	123	8	302,209	1,286
Total MBS	688,329	5,591	158	1,196,589	50,257	341	1,884,918	55,848
CRT securities (2)	18,064	93	5	—	—	—	18,064	93
Total MBS and CRT securities	$706,393	$5,684	163	$1,196,589	$50,257	341	$1,902,982	$55,941

(1)	Based on management’s current estimates of future principal cash flows expected to be received.

(2)	Amounts disclosed at June 30, 2018 represent CRT securities on which the fair value option has been elected.

At June 30, 2018, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency MBS were $54.6 million at June 30, 2018.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2018 any unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency MBS were $1.3 million at June 30, 2018. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

The Company did not recognize any credit-related OTTI losses through earnings related to its Non-Agency MBS during the three and six months ended June 30, 2018. The Company recognized credit-related OTTI losses through earnings related to its Non-Agency MBS of $618,000 and $1.0 million during the three and six months ended June 30, 2017.

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

The following table presents the composition of OTTI charges recorded by the Company for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Total OTTI losses	$—	$—	$—	$(63)
OTTI reclassified from OCI	—	(618)	—	(969)
OTTI recognized in earnings	$—	$(618)	$—	$(1,032)

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	Three Months Ended June 30,	Six Months Ended June 30,
(In Thousands)	2018	2018
Credit loss component of OTTI at beginning of period	$38,337	$38,337
Additions for credit related OTTI not previously recognized	—	—
Subsequent additional credit related OTTI recorded	—	—
Credit loss component of OTTI at end of period	$38,337	$38,337

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(572,580)	$(199,659)	$(653,337)	$(269,724)
Impact of RMBS Issuer Settlement (2)	—	(12,089)	—	—
Accretion of discount	—	17,530	—	20,223
Realized credit losses	10,954	—	13,139	—
Purchases	—	—	(484)	(1,520)
Sales	—	—	5,037	2,819
Net impairment losses recognized in earnings	—	—	(618)	—
Transfers/release of credit reserve	8,030	(8,030)	9,765	(9,765)
Balance at end of period	$(553,596)	$(202,248)	$(626,498)	$(257,967)

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(593,227)	$(215,325)	$(694,241)	$(278,191)
Impact of RMBS Issuer Settlement (2)	—	(12,089)	—	—
Accretion of discount	—	34,746	—	41,840
Realized credit losses	19,401	—	25,463	—
Purchases	(535)	488	(484)	(1,520)
Sales	5,592	5,105	24,778	(1,078)
Net impairment losses recognized in earnings	—	—	(1,032)	—
Transfers/release of credit reserve	15,173	(15,173)	19,018	(19,018)
Balance at end of period	$(553,596)	$(202,248)	$(626,498)	$(257,967)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of approximately $12.1 million of cash proceeds (a one-time payment) received by the Company during the three months ended June 30, 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities.

MSR Related Assets

(a) Term Notes Backed by MSR Related Collateral

At June 30, 2018 and December 31, 2017, the Company had $381.4 million and $381.8 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

At June 30, 2018, these term notes had an amortized cost of $380.4 million, gross unrealized gains of $1.0 million, a weighted average yield of 5.56% and a weighted average term to maturity of 4.1 years. At December 31, 2017, the term notes had an amortized cost of $381.0 million, gross unrealized gains of $804,000, a weighted average yield of 5.80% and a weighted average term to maturity of 3.4 years.

(b) Corporate Loan

In December 2016, the Company entered into a loan agreement with an entity that originates loans and owns the related MSRs. The loan was secured by certain U.S. Government, Agency and private-label MSRs, as well as other unencumbered assets owned by the borrower. Under the terms of the loan agreement, the Company committed to lend $130.0 million of which approximately $124.2 million was drawn at March 31, 2018, and which was paid in full as of June 30, 2018. For the three and six months ended June 30, 2018, the Company recognized interest income of $1.2 million and $3.7 million including discount accretion and commitment fee income of $1.1 million and $1.2 million, respectively. In addition, the Company recorded $136,000 of Other Income consisting of deferred commitment fees recognized upon repayment of the loan during the three months ended June 30, 2018. For the three and six months ended June 30, 2017, the Company recognized interest income of approximately $2.0 million and $3.7 million including discount accretion and commitment fee income of approximately $73,000 and $135,000, respectively.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$574,485	$629,487	$620,648	$620,403
Unrealized loss on Agency MBS, net	(9,641)	(11,157)	(18,331)	(19,209)
Unrealized (loss)/gain on Non-Agency MBS, net	(11,115)	56,167	(38,308)	83,663
Reclassification adjustment for MBS sales included in net income	(5,178)	(5,656)	(15,458)	(15,602)
Reclassification adjustment for OTTI included in net income	—	(618)	—	(1,032)
Change in AOCI from AFS securities	(25,934)	38,736	(72,097)	47,820
Balance at end of period	$548,551	$668,223	$548,551	$668,223

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

Interest Income on MBS, CRT Securities and MSR Related Assets

The following table presents the components of interest income on the Company’s MBS, CRT securities and MSR related assets for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Agency MBS
Coupon interest	$20,040	$24,904	$40,997	$51,117
Effective yield adjustment (1)	(6,870)	(8,317)	(12,534)	(16,636)
Interest income	$13,170	$16,587	$28,463	$34,481

Legacy Non-Agency MBS
Coupon interest	$27,931	$32,444	$56,765	$67,108
Effective yield adjustment (2)	17,462	19,586	34,664	41,028
Interest income	$45,393	$52,030	$91,429	$108,136

RPL/NPL MBS
Coupon interest	$9,588	$17,601	$19,641	$40,529
Effective yield adjustment (1)	62	638	75	812
Interest income	$9,650	$18,239	$19,716	$41,341

CRT securities
Coupon interest	$7,854	$6,586	$16,227	$11,843
Effective yield adjustment (2)	841	1,260	1,964	2,379
Interest income	$8,695	$7,846	$18,191	$14,222

MSR related assets
Coupon interest	$5,081	$5,832	$12,598	$10,505
Effective yield adjustment (1)	1,138	73	1,244	134
Interest income	$6,219	$5,905	$13,842	$10,639

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

4.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at June 30, 2018 and December 31, 2017 are approximately $3.4 billion and $2.2 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes.

Residential Whole Loans, at Carrying Value

The following table presents the components of the Company’s Residential whole loans, at carrying value at June 30, 2018 and December 31, 2017:

(Dollars In Thousands)	June 30, 2018	December 31, 2017
Purchased credit impaired loans	$804,848	$790,879
Other loans at carrying value:
Non-QM loans	626,927	55,612
Rehabilitation loans	162,741	56,706
Single-family rental loans	55,571	5,319
Seasoned performing loans	256,155	—
Total other loans at carrying value	$1,101,394	$117,637
Total Residential whole loans, at carrying value	$1,906,242	$908,516

Number of loans	8,300	4,800

Purchased Credit Impaired Loans

As of June 30, 2018, the Company had established an allowance for loan losses of approximately $297,000 on its purchased credit impaired loans held at carrying value. For the three and six months ended June 30, 2018, a net reversal of provision for loan losses of approximately $83,000 and $33,000 was recorded, respectively, which is included in Operating and Other expense on the Company’s consolidated statements of operations. For the three and six months ended June 30, 2017, a net reversal of provision for loan losses of approximately $394,000 and $615,000 was recorded, respectively.

The following table presents the activity in the Company’s allowance for loan losses on its purchased credit impaired loans held at carrying value for the three and six months ended June 30, 2018 and 2017:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at the beginning of period	$380	$769	$330	$990
Reversal of provisions for loan losses	(83)	(394)	(33)	(615)
Balance at the end of period	$297	$375	$297	$375
Information regarding estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the $57.6 million and $101.4 million of purchased credit impaired loans held at carrying value acquired by the Company during the three and six months ended June 30, 2018 and 2017 is not presented as the closing of the purchase transactions had not occurred as of June 30, 2018 and 2017, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

The following table presents accretable yield activity for the Company’s purchased credit impaired loans held at carrying value for the three and six months ended June 30, 2018 and 2017:

(In Thousands)	Three Months Ended June 30, (1)		Six Months Ended June 30, (1)
	2018	2017	2018	2017
Balance at beginning of period	$413,404	$325,551	$421,872	$334,379
Accretion	(10,910)	(8,503)	(21,941)	(17,193)
Liquidations and other	(12,840)	—	(15,010)	—
Reclassifications (to)/from non-accretable difference, net	11,421	1,077	16,154	939
Balance at end of period	$401,075	$318,125	$401,075	$318,125

(1)
Excluded from the table above are approximately $57.6 million and $101.4 million of purchased credit impaired loans held at carrying value for which the closing of the purchase transaction had not occurred as of June 30, 2018 and 2017, respectively.

Accretable yield for purchased credit impaired residential whole loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represent the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from non-accretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and non-accretable yield and the accretion of interest income are based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded during the three and six months ended June 30, 2018 is not necessarily indicative of future results.

Other Loans at Carrying Value

As of June 30, 2018, there were six loans held at carrying value, that have been placed on non-accrual status as they are more than 90 days delinquent and had not yet become current with respect to the contractually required payments under the loan. Such loans have an unpaid balance of approximately $2.1 million. These non-performing loans represent approximately 0.2% of the total outstanding principal balance of all of the Company’s Other Loans at Carrying Value. Management have assessed the recoverability of these loans and based on estimates of the value of the underlying collateral, no allowance for loan loss reserves has been recorded as of June 30, 2018.

In connection with purchased Rehabilitation loans, the Company has unfunded commitments of $29.7 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

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

The following table presents information regarding the Company’s residential whole loans held at fair value at June 30, 2018 and December 31, 2017:

(Dollars in Thousands)	June 30, 2018 (1)	December 31, 2017
Less than 60 Days Past Due:
Outstanding principal balance	$563,446	$488,600
Aggregate fair value	$522,687	$446,616
Number of loans	2,718	2,323

60 Days to 89 Days Past Due:
Outstanding principal balance	$71,880	$45,955
Aggregate fair value	$61,112	$37,927
Number of loans	292	207

90 Days or More Past Due:
Outstanding principal balance	$1,025,432	$1,027,818
Aggregate fair value	$884,741	$840,572
Number of loans	3,615	3,984
Total Residential whole loans, at fair value	$1,468,540	$1,325,115

(1)	Excluded from the table above are approximately $34.4 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of June 30, 2018.

The following table presents the components of Net gain on residential whole loans held at fair value for the three and six months ended June 30, 2018 and 2017:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Coupon payments and other income received	$19,002	$9,974	$34,400	$18,148
Net unrealized gains	4,599	4,262	18,346	7,209
Net gain on payoff/liquidation of loans	4,044	752	6,952	1,619
Net gain on transfers to REO	4,798	1,220	11,243	3,005
Total	$32,443	$16,208	$70,941	$29,981

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

5.    Other Assets

The following table presents the components of the Company’s Other assets at June 30, 2018 and December 31, 2017:

(In Thousands)	June 30, 2018	December 31, 2017

Securities obtained and pledged as collateral, at fair value	$253,721	$504,062
REO	192,162	152,356
Interest receivable	31,139	27,415
Swaps, at fair value	11,183	679
Goodwill	7,189	7,189
Prepaid and other assets	122,754	51,208
Total Other Assets	$618,148	$742,909

(a)  Securities Obtained and Pledged as Collateral/Obligation to Return Securities Obtained as Collateral

The Company has obtained securities as collateral under collateralized financing arrangements in connection with its financing strategy for Non-Agency MBS.  Securities obtained as collateral in connection with these transactions are recorded at fair value, with a liability, representing the obligation to return the collateral obtained, recorded in Other liabilities.  While beneficial ownership of securities obtained remains with the counterparty, the Company has the right to transfer the collateral obtained or to pledge it as part of a subsequent collateralized financing transaction.

(b) Real Estate Owned

At June 30, 2018, the Company had 884 REO properties with an aggregate carrying value of $192.2 million. At December 31, 2017, the Company had 709 REO properties with an aggregate carrying value of $152.4 million.

During the three and six months ended June 30, 2018, the Company reclassified 251 and 555 mortgage loans to REO at an aggregate estimated fair value less estimated selling costs of $48.7 million and $103.5 million, respectively, at the time of transfer. During the three and six months ended June 30, 2017, the Company reclassified 168 and 347 mortgage loans to REO at an aggregate estimated fair value less estimated selling cost of $27.3 million and $58.4 million, respectively, at the time of transfer. Such transfers occur when the Company takes possession of the property by foreclosing on the borrower or completes a “deed-in-lieu of foreclosure” transaction. From time to time, the Company also acquires REO in connection with transactions to acquire residential whole loans.

At June 30, 2018, $183.8 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $46.4 million of residential whole loans held at carrying value and $780.6 million of residential whole loans held at fair value at June 30, 2018.

During the three and six months ended June 30, 2018, the Company sold 212 and 380 REO properties for consideration of $40.6 million and $66.1 million, realizing net gains of approximately $2.7 million and $4.7 million, respectively. During the three and six months ended June 30, 2017, the Company sold 145 and 229 REO properties for consideration of $21.8 million and $34.5 million, realizing net gain of approximately $1.2 million and $2.0 million, respectively. These amounts are included in Other, net on the Company’s consolidated statements of operations. In addition, following an updated assessment of liquidation amounts expected to be realized that was performed on all REO held at the end of the second quarters of 2018 and 2017, downward adjustments of approximately $4.1 million and $2.4 million were recorded to reflect certain REO properties at the lower of cost or estimated fair value as of June 30, 2018 and 2017, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

The following table presents the activity in the Company’s REO for the three and six months ended June 30, 2018 and 2017:

(In Thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at beginning of period	$182,940	$98,708	$152,356	$80,503
Adjustments to record at lower of cost or fair value	(4,121)	(2,354)	(7,536)	(4,177)
Transfer from residential whole loans (1)	48,699	27,345	103,521	58,444
Purchases and capital improvements	2,604	1,109	5,282	1,882
Disposals	(37,960)	(20,365)	(61,461)	(32,209)
Balance at end of period	$192,162	$104,443	$192,162	$104,443

(1)  Includes net gain recorded on transfer of approximately $5.3 million and $1.1 million, for the three months ended June 30, 2018 and 2017, respectively; and approximately $11.7 million and $2.5 million for the six months ended June 30, 2018 and 2017, respectively.

(c) Derivative Instruments

The Company’s derivative instruments are currently comprised of Swaps, which are designated as cash flow hedges against the interest rate risk associated with its borrowings. The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at June 30, 2018 and December 31, 2017:

			June 30, 2018		December 31, 2017
Derivative Instrument	Designation	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Cleared Swaps (1)	Hedging	Assets	$2,500,000	$11,183	$750,000	$679
Cleared Swaps (1)	Hedging	Liabilities	$100,000	$—	$1,800,000	$—

(1) Cleared Swaps represent Swaps executed bilaterally with a counterparty in the over-the-counter market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties.

Swaps

The following table presents the assets pledged as collateral against the Company’s Swap contracts at June 30, 2018 and December 31, 2017:

(In Thousands)	June 30, 2018	December 31, 2017
Agency MBS, at fair value	$3,097	$21,756
Restricted cash	—	6,405
Total assets pledged against Swaps	$3,097	$28,161

The Company’s derivative hedging instruments, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At June 30, 2018, all of the Company’s derivatives were deemed effective for hedging purposes.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company did not recognize any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness during the three and six months ended June 30, 2018 and 2017.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

At June 30, 2018, the Company had Swaps (all of which were designated in hedging relationships) with an aggregate notional amount of $2.6 billion and extended 22 months on average with a maximum term of approximately 62 months.

The following table presents information about the Company’s Swaps at June 30, 2018 and December 31, 2017:

	June 30, 2018			December 31, 2017
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Within 30 days	$500,000	1.50%	2.06%	$—	—%	—%
Over 30 days to 3 months	—	—	—	—	—	—
Over 3 months to 6 months	—	—	—	50,000	1.45	1.56
Over 6 months to 12 months	200,000	1.71	2.09	500,000	1.50	1.46
Over 12 months to 24 months	200,000	2.05	2.10	200,000	1.71	1.54
Over 24 months to 36 months	1,600,000	2.25	2.09	1,500,000	2.22	1.51
Over 36 months to 48 months	—	—	—	200,000	2.20	1.53
Over 48 months to 60 months	—	—	—	—	—	—
Over 60 months to 72 months (3)	100,000	2.75	2.09	100,000	2.75	1.50
Total Swaps	$2,600,000	2.07%	2.08%	$2,550,000	2.04%	1.50%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.
(3) Reflects one Swap with a maturity date of July 2023.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2018	2017	2018	2017
Interest expense attributable to Swaps	$808	$6,488	$3,640	$14,297
Weighted average Swap rate paid	2.05%	1.98%	2.04%	1.93%
Weighted average Swap rate received	1.92%	1.01%	1.76%	0.90%

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
AOCI from derivative hedging instruments:
Balance at beginning of period	$8,245	$(34,824)	$(11,424)	$(46,721)
Net gain/(loss) on Swaps	7,915	(1,017)	27,584	10,880
Balance at end of period	$16,160	$(35,841)	$16,160	$(35,841)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

6.      Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and bear interest that is generally LIBOR-based.  (See Notes 2(k) and 7)  At June 30, 2018, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 14 days and an effective repricing period of 9 months, including the impact of related Swaps.  At December 31, 2017, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 16 days and an effective repricing period of 11 months, including the impact of related Swaps.

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at June 30, 2018 and December 31, 2017:

(Dollars in Thousands)	June 30, 2018	December 31, 2017
Repurchase agreement borrowings secured by Agency MBS	$2,111,547	$2,501,340
Fair value of Agency MBS pledged as collateral under repurchase agreements	$2,283,312	$2,705,754
Weighted average haircut on Agency MBS (1)	4.52%	4.65%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS	$1,364,458	$1,256,033
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements	$1,813,359	$1,652,983
Weighted average haircut on Legacy Non-Agency MBS (1)	21.24%	21.87%
Repurchase agreement borrowings secured by RPL/NPL MBS	$499,294	$567,140
Fair value of RPL/NPL MBS pledged as collateral under repurchase agreements	$634,073	$726,540
Weighted average haircut on RPL/NPL MBS (1)	22.01%	22.05%
Repurchase agreements secured by U.S. Treasuries	$220,931	$470,334
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$220,731	$472,095
Weighted average haircut on U.S. Treasuries (1)	1.00%	1.47%
Repurchase agreements secured by CRT securities	$410,157	$459,058
Fair value of CRT securities pledged as collateral under repurchase agreements	$516,486	$595,900
Weighted average haircut on CRT securities (1)	20.43%	22.16%
Repurchase agreements secured by MSR related assets	$297,063	$317,255
Fair value of MSR related assets pledged as collateral under repurchase agreements	$381,390	$482,158
Weighted average haircut on MSR related assets (1)	21.70%	33.19%
Repurchase agreements secured by residential whole loans (2)	$988,831	$1,043,747
Fair value of residential whole loans pledged as collateral under repurchase agreements	$1,382,068	$1,474,704
Weighted average haircut on residential whole loans (1)	25.55%	26.10%

(1)	Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.
(2) Excludes $53,000 and $206,000 of unamortized debt issuance costs at June 30, 2018 and December 31, 2017, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$5,682,864	2.92%	$6,161,008	2.39%
Over 30 days to 3 months	209,417	3.24	453,899	2.76
Total repurchase agreements	5,892,281	2.93%	6,614,907	2.42%
Less debt issuance costs	53		206
Total repurchase agreements less debt issuance costs	$5,892,228		$6,614,701

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements, all of which are accounted for as secured borrowings, at June 30, 2018, and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	June 30, 2018
Contractual Maturity	Overnight	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 months	Total
(Dollars in Thousands)
Agency MBS	$—	$2,111,547	$—	$—	$—	$2,111,547
Legacy Non-Agency MBS	—	1,268,585	95,873	—	—	1,364,458
RPL/NPL MBS	—	439,865	59,429	—	—	499,294
U.S. Treasuries	—	220,931	—	—	—	220,931
CRT securities	—	404,042	6,115	—	—	410,157
MSR related assets	—	249,063	48,000	—	—	297,063
Residential whole loans	—	—	234,665	754,166	—	988,831
Total (1)	$—	$4,694,033	$444,082	$754,166	$—	$5,892,281

Weighted Average Interest Rate	—%	2.65%	3.65%	4.28%	—%	2.93%

Gross amount of recognized liabilities for repurchase agreements in Note 8						$5,892,281
Amounts related to repurchase agreements not included in offsetting disclosure in Note 8						$—

(1)	Excludes $53,000 of unamortized debt issuance costs at June 30, 2018.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

The Company had repurchase agreement borrowings with 26 and 31 counterparties at June 30, 2018 and December 31, 2017. The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2018:

	June 30, 2018
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Goldman Sachs (3)	BBB+/A3/A	$228,240	1	7.1%
Wells Fargo (4)	A+/Aa2/AA-	215,022	5	6.7

(1)	As rated at June 30, 2018 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

(3)	Includes $110.1 million at risk with Goldman Sachs Lending Partners and $118.2 million at risk with Goldman Sachs Bank USA.

(4)	Includes $207.8 million at risk with Wells Fargo Bank, NA and $7.2 million at risk with Wells Fargo Securities LLC.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements and derivative hedging instruments at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$3,097	$—	$21,756	$—
Cash (1)	—	—	6,405	—
	3,097	—	28,161	—
Repurchase Agreement Borrowings:
Agency MBS	2,283,312	—	2,705,754	—
Legacy Non-Agency MBS (2)	1,813,359	—	1,652,983	—
RPL/NPL MBS	634,073	—	726,540	—
U.S. Treasury securities	220,731	—	472,095	—
CRT securities	516,486	—	595,900	—
MSR related assets	381,390	—	482,158	—
Residential whole loans	1,382,068	—	1,474,704	—
Cash (1)	3,298	—	6,902	—
	7,234,717	—	8,117,036	—
Reverse Repurchase Agreements:
U.S. Treasury securities	—	253,721	—	504,062
	—	253,721	—	504,062
Total	$7,237,814	$253,721	$8,145,197	$504,062

(1)  Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.
(2)  In addition, at June 30, 2018 and December 31, 2017, $320.3 million and $688.1 million of Legacy Non-Agency MBS, respectively, are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at June 30, 2018:

	June 30, 2018
	Assets Pledged Under Repurchase Agreements			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value	Amortized Cost	Accrued Interest on Pledged Assets	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Assets
Agency MBS	$2,283,312	$2,318,975	$6,281	$3,097	$3,242	$8	$2,292,698
Legacy Non-Agency MBS (1)	1,813,359	1,377,319	7,119	—	—	—	1,820,478
RPL/NPL MBS	634,073	633,223	502	—	—	—	634,575
U.S. Treasuries	220,731	—	—	—	—	—	220,731
CRT securities	516,486	475,568	451	—	—	—	516,937
MSR related assets	381,390	380,350	428	—	—	—	381,818
Residential whole loans (2)	1,382,068	1,349,191	4,898	—	—	—	1,386,966
Cash (3)	3,298	3,298	—	—	—	—	3,298
Total	$7,234,717	$6,537,924	$19,679	$3,097	$3,242	$8	$7,257,501

(1)
In addition, at June 30, 2018, $320.3 million of Legacy Non-Agency MBS are pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

(2)
Includes residential whole loans held at carrying value with an aggregate fair value of $429.7 million and aggregate amortized cost of $396.9 million and residential whole loans held at fair value with an aggregate fair value and amortized cost of $952.3 million.

(3)	Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

8.    Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and may potentially be offset on the Company’s consolidated balance sheets at June 30, 2018 and December 31, 2017:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
June 30, 2018
Swaps, at fair value	$11,183	$—	$11,183	$(11,183)	$—	$—
Total	$11,183	$—	$11,183	$(11,183)	$—	$—

December 31, 2017
Swaps, at fair value	$679	$—	$679	$(679)	$—	$—
Total	$679	$—	$679	$(679)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
June 30, 2018
Swaps, at fair value (2)	$—	$—	$—	$—	$—	$—
Repurchase agreements (3)(4)	5,892,281	—	5,892,281	(5,888,983)	(3,298)	—
Total	$5,892,281	$—	$5,892,281	$(5,888,983)	$(3,298)	$—

December 31, 2017
Swaps, at fair value (2)	$—	$—	$—	$—	$—	$—
Repurchase agreements (3)(4)	6,614,907	—	6,614,907	(6,608,005)	(6,902)	—
Total	$6,614,907	$—	$6,614,907	$(6,608,005)	$(6,902)	$—

(1) Amounts disclosed in the Financial Instruments column of the above table represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements.  Amounts disclosed in the Cash Collateral Pledged column of the above table represent amounts pledged as collateral against repurchase agreements.
(2) The fair value of securities pledged against the Company’s Swaps was $3.1 million and $21.8 million at June 30, 2018 and December 31, 2017, respectively. Beginning in January 2017, variation margin payments on the Company’s cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap.
(3) The fair value of financial instruments pledged against the Company’s repurchase agreements was $7.2 billion and $8.1 billion at June 30, 2018 and December 31, 2017, respectively.
(4) Excludes $53,000 and $206,000 of unamortized debt issuance costs at June 30, 2018 and December 31, 2017, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

9. Other Liabilities

The following table presents the components of the Company’s Other liabilities at June 30, 2018 and December 31, 2017:

(In Thousands)	June 30, 2018	December 31, 2017
Securitized debt (1)	$518,655	$363,944
Obligation to return securities held as collateral, at fair value	253,721	504,062
Senior Notes	96,794	96,773
Dividends and dividend equivalents payable	79,948	79,771
Accrued interest payable	11,018	12,263
Accrued expenses and other liabilities	17,871	21,584
Total Other Liabilities	$978,007	$1,078,397

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

10.    Commitments and Contingencies

(a) Lease Commitments

The Company pays monthly rent pursuant to two operating leases.  The lease term for the Company’s headquarters in New York, New York extends through June 30, 2020.  The lease provides for aggregate cash payments ranging over time of approximately $2.6 million per year, paid on a monthly basis, exclusive of escalation charges.  In addition, as part of this lease agreement, the Company has provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, the Company has a lease through December 31, 2021 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, lease payments totaling $32,000 annually.

(b) Representations and Warranties in Connection with Loan Securitization Transactions

In connection with the loan securitization transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles upon breach of certain representations and warranties. As of June 30, 2018, the Company had no reserve established for repurchases of loans and was not aware of any material unsettled repurchase claims that would require the establishment of such a reserve.  (See Note 15)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

(c) MBS Purchase Commitment

At June 30, 2018, the Company had a commitment to purchase Non-Agency MBS at an estimated price of $61.0 million. The expected settlement amount is included in the Non-Agency MBS balances presented at fair value on the Company’s consolidated balance sheets, with a corresponding liability in Payable for unsettled MBS and residential whole loan purchases.

(d) Residential Whole Loan Purchase Commitments

At June 30, 2018, the Company has agreed, subject to the completion of due diligence and customary closing conditions, to purchase residential whole loans at an aggregate estimated purchase price of $506.9 million, including $57.6 million of purchased credit impaired loans held at carrying value, $414.9 million of other loans held at carrying value and $34.4 million of residential whole loans held at fair value. The expected settlement amounts are included in the Company’s consolidated balance sheets in Residential whole loans, at carrying value and Residential whole loans, at fair value, respectively, with a corresponding liability included in Payable for unsettled MBS and residential whole loan purchases.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2018 through June 30, 2018:

Declaration Date	Record Date	Payment Date	Dividend Per Share
May 17, 2018	June 4, 2018	June 29, 2018	$0.46875
February 20, 2018	March 2, 2018	March 30, 2018	0.46875

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2018 through June 30, 2018:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
June 7, 2018	June 29, 2018	July 31, 2018	$0.20	(1)
March 7, 2018	March 29, 2018	April 30, 2018	0.20

(1)  At June 30, 2018, the Company had accrued dividends and dividend equivalents payable of $79.9 million related to the common stock dividend declared on June 7, 2018.

(c) Public Offering of Common Stock

The Company did not issue any common stock through public offerings during the six months ended June 30, 2018. The table below presents information with respect to shares of the Company’s common stock issued through public offerings during the year ended December 31, 2017.

Share Issue Date	Shares Issued	Gross Proceeds Per Share	Gross Proceeds
(In Thousands, Except Per Share Amounts)
May 10, 2017	23,000	$7.85	$180,550	(1)

(1) The Company incurred approximately $415,000 of underwriting discounts and related expenses in connection with this equity offering.

(d) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 16, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At June 30, 2018, 12.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and six months ended June 30, 2018, the Company issued 63,555 and 237,533 shares of common stock through the DRSPP, raising net proceeds of approximately $480,000 and $1.7 million, respectively.  From the inception of the DRSPP in September 2003 through June 30, 2018, the Company issued 33,913,510 shares pursuant to the DRSPP, raising net proceeds of $283.1 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

(e)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2018.  At June 30, 2018, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

(f)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI
Balance at beginning of period	$574,485	$8,245	$582,730	$620,648	$(11,424)	$609,224
OCI before reclassifications	(20,756)	7,915	(12,841)	(56,639)	27,584	(29,055)
Amounts reclassified from AOCI (1)	(5,178)	—	(5,178)	(15,458)	—	(15,458)
Net OCI during the period (2)	(25,934)	7,915	(18,019)	(72,097)	27,584	(44,513)
Balance at end of period	$548,551	$16,160	$564,711	$548,551	$16,160	$564,711

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017			Six Months Ended June 30, 2017
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI
Balance at beginning of period	$629,487	$(34,824)	$594,663	$620,403	$(46,721)	$573,682
OCI before reclassifications	45,010	(1,017)	43,993	64,454	10,880	75,334
Amounts reclassified from AOCI (1)	(6,274)	—	(6,274)	(16,634)	—	(16,634)
Net OCI during the period (2)	38,736	(1,017)	37,719	47,820	10,880	58,700
Balance at end of period	$668,223	$(35,841)	$632,382	$668,223	$(35,841)	$632,382

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(5,178)	$(15,458)	Net gain on sales of investment securities
Total AFS Securities	$(5,178)	$(15,458)
Total reclassifications for period	$(5,178)	$(15,458)

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and six months ended June 30, 2017:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(5,656)	$(15,602)	Net gain on sales of investment securities
OTTI recognized in earnings	(618)	(1,032)	Net impairment losses recognized in earnings
Total AFS Securities	$(6,274)	$(16,634)
Total reclassifications for period	$(6,274)	$(16,634)

On securities for which OTTI had been recognized in prior periods, the Company did not have any unrealized losses recorded in AOCI at June 30, 2018 and December 31, 2017.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2018	2017	2018	2017
Numerator:
Net income	$70,395	$79,935	$153,790	$157,995
Dividends declared on preferred stock	(3,750)	(3,750)	(7,500)	(7,500)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(472)	(459)	(921)	(890)
Net income to common stockholders - basic and diluted	$66,173	$75,726	$145,369	$149,605

Denominator:
Weighted average common shares for basic and diluted earnings per share (1)	398,478	386,303	398,398	379,479
Basic and diluted earnings per share	$0.17	$0.20	$0.36	$0.39

(1)
At June 30, 2018, the Company had approximately 2.3 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three and six months ended June 30, 2018, as their inclusion would have been anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $6.74. These equity instruments may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count towards this limit.  At June 30, 2018, approximately 5.7 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1.5 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of June 30, 2018 are designated to be settled in shares of the Company’s common stock.  The Company granted 151,302 and 843,802 and RSUs during the three and six months ended June 30, 2018, respectively, and granted 140,195 and 898,945 RSUs during the three and six months ended June 30, 2017, respectively. There were 20,000 RSUs forfeited during the six months ended June 30, 2018. There were no RSUs forfeited during the six months ended June 30, 2017. All RSUs outstanding at June 30, 2018 may be entitled to receive dividend

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled.  At June 30, 2018 and December 31, 2017, the Company had unrecognized compensation expense of $7.3 million and $4.1 million, respectively, related to RSUs.  The unrecognized compensation expense at June 30, 2018 is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

The Company did not award any shares of restricted common stock during the six months ended June 30, 2018 and 2017. At June 30, 2018, the Company did not have any unvested shares of restricted common stock outstanding.

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

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
RSUs	$2,256	$2,302	$2,809	$3,358
Restricted shares of common stock	—	51	—	101
Total	$2,256	$2,353	$2,809	$3,459

(b)  Employment Agreements

At June 30, 2018, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Non-employee directors	$71	$100	$22	$214
Total	$71	$100	$22	$214

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2018 and December 31, 2017 that had not been distributed and the Company’s associated liability for such deferrals at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,100	$2,441	$1,688	$2,056
Total	$2,100	$2,441	$1,688	$2,056

(1)  Represents the cumulative amounts that were deferred by participants through June 30, 2018 and December 31, 2017, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended June 30, 2018 and 2017, the Company recognized expenses for matching contributions of $89,500 and $87,500, respectively, $193,000 and $175,000 for the six months ended June 30, 2018 and 2017, respectively.

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
JUNE 30, 2018

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

Term Notes Backed by MSR Related Collateral

The Company’s valuation process for term notes backed by MSR related collateral considers a number of factors, including a comparable bond analysis performed by a third-party pricing service which involves determining a pricing spread at issuance of the term note. The pricing spread is used at each subsequent valuation date to determine an implied yield to maturity of the term note, which is used to derive an indicative market value for the security. This indicative market value is further reviewed by the Company and may be adjusted to ensure it reflects a realistic exit price at the valuation date given the structural features of these securities. At June 30, 2018, the indicative implied yields used in the valuation of these securities ranged from 5.6% to 6.8%. The weighted average indicative yield to maturity was 5.96%. Other factors taken into consideration include indicative values provided by repurchase agreement counterparties, estimated changes in fair value of the related underlying MSR collateral and the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient. As this process includes significant unobservable inputs, these securities are classified as Level 3 in the fair value hierarchy.

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
JUNE 30, 2018

Swaps

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at June 30, 2018

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$2,362,897	$—	$2,362,897
Non-Agency MBS	—	3,242,967	—	3,242,967
CRT securities	—	571,955	—	571,955
Term notes backed by MSR related collateral	—	—	381,390	381,390
Residential whole loans, at fair value	—	—	1,502,986	1,502,986
Securities obtained and pledged as collateral	253,721	—	—	253,721
Swaps	—	11,183	—	11,183
Total assets carried at fair value	$253,721	$6,189,002	$1,884,376	$8,327,099
Liabilities:
Obligation to return securities obtained as collateral	$253,721	$—	$—	$253,721
Total liabilities carried at fair value	$253,721	$—	$—	$253,721

Fair Value at December 31, 2017

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$2,824,681	$—	$2,824,681
Non-Agency MBS	—	3,533,966	—	3,533,966
CRT securities	—	664,403	—	664,403
Term notes backed by MSR related collateral	—	—	381,804	381,804
Residential whole loans, at fair value	—	—	1,325,115	1,325,115
Securities obtained and pledged as collateral	504,062	—	—	504,062
Swaps	—	679	—	679
Total assets carried at fair value	$504,062	$7,023,729	$1,706,919	$9,234,710
Liabilities:
Obligation to return securities obtained as collateral	$504,062	$—	$—	$504,062
Total liabilities carried at fair value	$504,062	$—	$—	$504,062

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and six months ended June 30, 2018 and 2017 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value (1)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017
Balance at beginning of period	$1,555,619	$775,152	$1,325,115	$814,682
Purchases and capitalized advances	6,175	4,831	317,300	10,164
Changes in fair value recorded in Net gain on residential whole loans held at fair value	4,599	4,262	18,346	7,209
Collection of principal, net of liquidation gains/losses	(54,184)	(15,652)	(100,868)	(35,695)
Repurchases	(867)	(450)	(1,061)	(756)
Transfer to REO	(42,802)	(24,071)	(90,292)	(51,532)
Balance at end of period	$1,468,540	$744,072	$1,468,540	$744,072

(1) Excludes approximately $34.4 million and $239.2 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of June 30, 2018 and 2017, respectively.

The following table presents additional information for the three and six months ended June 30, 2018 and 2017 about the Company’s investments in term notes backed by MSR related collateral held at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Term Notes Backed by MSR Related Collateral
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2018	2017	2018	2017 (1)
Balance at beginning of period	$332,040	$282,332	$381,804	$—
Purchases	49,350	—	149,350	150,000
Collection of principal	—	(8,371)	(150,000)	(17,019)
Changes in unrealized gain/losses	—	—	236	—
Transfers from Level 2 to Level 3 (1)	—	—	—	140,980
Balance at end of period	$381,390	$273,961	$381,390	$273,961

(1) Investments in term notes backed by MSR related collateral were transferred from Level 2 to Level 3 during the six months ended June 30, 2017 as there had been very limited secondary market trading in these securities since issuance. Transfers between levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

The Company did not transfer any assets or liabilities from one level to another during the three and six months ended June 30, 2018 and the three months ended June 30, 2017.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of June 30, 2018 and December 31, 2017:

	June 30, 2018
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$673,765	Discounted cash flow	Discount rate	5.5%	4.5-8.2%
			Prepayment rate	3.9%	0.9-13.5%
			Default rate	2.5%	0.0-20.8%
			Loss severity	13.0%	0.0-100.0%

	$794,715	Liquidation model	Discount rate	8.2%	6.1-50.0%
			Annual change in home prices	3.1%	(0.6)-11.2%
			Liquidation timeline (in years)	1.8	0.1-4.5
			Current value of underlying properties (3)	$829	$1-$12,400
Total	$1,468,480

	December 31, 2017
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$358,871	Discounted cash flow	Discount rate	5.5%	4.5-13.0%
			Prepayment rate	4.1%	1.15-15.1%
			Default rate	2.9%	0.0-6.5%
			Loss severity	13.8%	0.0-100.0%

	$592,940	Liquidation model	Discount rate	8.0%	6.1-50.0%
			Annual change in home prices	2.5%	(8.0)-8.8%
			Liquidation timeline (in years)	1.6	0.1-4.5
			Current value of underlying properties (3)	$772	$0-$9,900
Total	$951,811

(1) Excludes approximately $34.5 million and $373.3 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at June 30, 2018 and December 31, 2017, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately$384,000 and $336,000 as of June 30, 2018 and December 31, 2017, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Agency MBS	$2,362,897	$2,362,897	$2,824,681	$2,824,681
Non-Agency MBS	3,242,967	3,242,967	3,533,966	3,533,966
CRT securities	571,955	571,955	664,403	664,403
MSR related assets	381,390	381,390	492,080	493,026
Residential whole loans, at carrying value	1,906,242	1,987,218	908,516	988,688
Residential whole loans, at fair value	1,502,986	1,502,986	1,325,115	1,325,115
Securities obtained and pledged as collateral	253,721	253,721	504,062	504,062
Cash and cash equivalents	54,880	54,880	449,757	449,757
Restricted cash	3,298	3,298	13,307	13,307
Swaps	11,183	11,183	679	679
Financial Liabilities (1):
Repurchase agreements	5,892,228	5,900,049	6,614,701	6,623,255
Securitized debt	518,655	518,659	363,944	366,109
Obligation to return securities obtained as collateral	253,721	253,721	504,062	504,062
Senior Notes	96,794	102,231	96,773	103,729
(1) Carrying value of securitized debt, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis discussed on pages 43-48, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table that are not reported at fair value on a recurring basis:

Residential Whole Loans, at Carrying Value:  The Company generally determines the fair value of its residential whole loans held at carrying value after considering portfolio valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans and trading activity observed in the market place. Given the short duration of the Company’s Rehabilitation loans, these investments are determined to have a carrying value which approximates fair value. The Company’s residential whole loans held at carrying value are classified as Level 3 in the fair value hierarchy.

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At June 30, 2018 and December 31, 2017, the Company’s money market funds were invested in securities issued by the U.S. Government or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

Corporate Loan: The Corporate loan was repaid during the three months ended June 30, 2018. The Company had determined the fair value of this loan at December 31, 2017 after considering recent past and expected future loan performance, recent financial performance of the borrower and estimates of the current value of the underlying collateral which included certain MSRs and other assets of the borrower that had been pledged to secure the borrowing. The Company’s investment in this term loan was classified as Level 3 in the fair value hierarchy.

Repurchase Agreements:  The fair value of repurchase agreements reflects the present value of the contractual cash flows discounted at market interest rates at the valuation date for repurchase agreements with a term equivalent to the remaining term

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

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

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. At June 30, 2018 and December 31, 2017, the Company’s REO had an aggregate carrying value of $192.2 million and $152.4 million, and an aggregate estimated fair value of $214.8 million and $175.8 million, respectively. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

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

Loan Securitization Transactions

In May 2018, as part of a loan securitization transaction, the Company sold residential whole loans with an aggregate unpaid principal balance of $319.1 million to an entity that the Company consolidates as a VIE. In connection with the transaction, third-party investors purchased $184.0 million face amount of senior bonds (“Senior Bonds”) with a coupon rate of 3.875%. As a result of this transaction, the Company acquired $46.4 million face amount of non-rated certificates issued by the securitization vehicle, and received $184.0 million in cash, excluding expenses, accrued interest, and underwriting fees.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

The following table summarizes the key details of the loan securitization transactions the Company has been involved in to date:

(Dollars in Thousands)	June 30, 2018		December 31, 2017
Aggregate unpaid principal balance of residential whole loans sold	$942,285		$620,924
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$566,817		$382,847
Outstanding amount of Senior Bonds	$518,655	(1)	$363,944	(1)
Weighted average fixed rate for Senior Bonds issued	3.40%	(2)	3.14%	(2)
Face amount of Senior Support Certificates received by the Company (3)	$173,431		$127,001
Cash received	$566,815		$382,845

(1)	Net of $2.9 million and $2.3 million of deferred financing costs at June 30, 2018 and December 31, 2017, respectively.

(2)
At June 30, 2018 and December 31, 2017, $399.6 million and $233.7 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by 300 basis points at 36 months from issuance if the bond is not redeemed before such date.

(3)	Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

As of June 30, 2018 and December 31, 2017, as a result of the transactions described above, securitized loans with a carrying value of approximately $199.8 million and $183.2 million are included in “Residential whole loans, at carrying value,” securitized loans with a fair value of approximately $476.2 million and $289.3 million are included in “Residential whole loans, at fair value,” and REO with a carrying value approximately $33.4 million and $5.5 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of June 30, 2018 and December 31, 2017, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $518.7 million and $363.9 million, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of June 30, 2018 and December 31, 2017 are a total of $3.4 billion and $2.2 billion of residential whole loans, of which approximately $1.9 billion and $908.5 million are reported at carrying value and $1.5 billion and $1.3 billion are reported at fair value, respectively. In addition, at June 30, 2018 and December 31, 2017, the Company had REO with an aggregate carrying value of $192.2 million and $152.4 million, and an aggregate estimated fair value of $214.8 million and $175.8 million, respectively. The inclusion of these assets arises from the Company’s interests in certain trusts established to acquire the loans and entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated. During the three and six months ended June 30, 2018, the Company recognized interest income from residential whole loans reported at carrying value of approximately $17.9 million and $32.3 million, respectively. During the three and six months ended June 30, 2017, the Company recognized interest income from residential whole loans reported at carrying value of approximately $8.5 million and $17.2 million, respectively. These amounts are included in Interest Income on the Company’s consolidated statements of operations. In addition, the Company recognized net gains on residential whole loans held at fair value during the three and six months ended June 30, 2018 of approximately $32.4 million and $70.9 million, respectively. During the three and six months ended June 30, 2017, the Company recognized net gains on residential whole loans held at fair value $16.2 million and $30.0 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations. (See Note 4)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At June 30, 2018, we had total assets of approximately $10.6 billion, of which $5.6 billion, or 52.7%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $2.4 billion of Agency MBS and $3.2 billion of Non-Agency MBS, which includes $2.3 billion of Legacy Non-Agency MBS and $907.9 million of RPL/NPL MBS that are primarily structured with a contractual coupon step-up feature where the coupon increases up to 300 basis points at 36 months from issuance or sooner. These RPL/NPL MBS are primarily backed by securitized re-performing and non-performing loans. In addition, at June 30, 2018, we had approximately $3.4 billion in residential whole loans acquired through interests in certain trusts established to acquire the loans, which represented approximately 32.0% of our total assets. During the second quarter of 2018 we again experienced the most growth in residential whole loans. In addition to re-performing and non-performing loans, during 2018 we have purchased or committed to purchase loans that are not considered credit impaired. To date such loans, which as of June 30, 2018 comprise approximately one-third of our residential whole loans, have included newly or previously originated performing loans that are primarily comprised of: (i) loans to finance (or refinance) one-to-four family residential properties and are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). Our remaining investment-related assets were primarily comprised of CRT securities, MSR related assets, collateral obtained in connection with reverse repurchase agreements, cash and cash equivalents (including restricted cash), REO and MBS and loan-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive residential mortgage assets.  In recent periods, the impact on our results from changes in market values of certain assets for which we have elected the fair value option, such as certain residential whole loans and CRT securities, has increased. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS, the behavior of which involves various risks and uncertainties.  Interest rates and conditional prepayment rates (or CPRs) (which measure the amount of unscheduled principal prepayment on a bond as a percentage of the bond balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

With respect to our business operations, increases in interest rates, in general, may over time cause:  (i) the interest expense associated with our borrowings to increase; (ii) the value of our residential mortgage assets and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our adjustable rate assets to reset, on a delayed basis, to higher interest rates; (iv) prepayments on our assets to decline, thereby slowing the amortization of purchase premiums and the accretion of our purchase discounts; and (v) the value of our derivative hedging instruments and, correspondingly, our stockholders’ equity to increase.  Conversely, decreases in interest rates, in general, may over time cause:  (i) the interest expense associated with our borrowings to decrease; (ii) the value of our residential mortgage assets and, correspondingly, our stockholders’ equity to increase; (iii) coupons on our adjustable rate assets to reset, on a delayed basis, to lower interest rates; (iv) prepayments on assets to increase, thereby accelerating the amortization of purchase premiums and the accretion of our purchase discounts; and (v) the value of our derivative hedging instruments and, correspondingly, our stockholders’ equity to decrease.  In addition, our borrowing costs and credit lines are further affected by the type of collateral we pledge and general conditions in the credit market.

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

Premiums arise when we acquire an MBS or loan at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value) or when we acquire residential whole loans at a price in excess of their aggregate principal balance.  Conversely, discounts arise when we acquire an MBS or loan at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Premiums paid are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums, which are primarily carried on our Agency MBS, certain CRT securities and Non-QM loans, are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets.

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Legacy Non-Agency MBS may differ significantly.  For the three months ended June 30, 2018, our Agency MBS portfolio experienced a weighted average CPR of 16.2%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 15.8%. Over the last consecutive eight quarters, ending with June 30, 2018, the monthly weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 18.4% experienced during the month ended July 31, 2017 to a low of 13.5%, experienced during the month ended March 31, 2018, with an average CPR over such quarters of 16.1%.

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

It is our business strategy to hold our residential mortgage assets as long-term investments.  On at least a quarterly basis, excluding investments for which the fair value option has been elected or for which specialized loan accounting is otherwise applied, we assess our ability and intent to continue to hold each asset and, as part of this process, we monitor our MBS, CRT securities and MSR related assets that are designated as AFS for OTTI. A change in our ability and/or intent to continue to hold any of these securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At June 30, 2018, we had net unrealized gains on our Non-Agency MBS of $577.2 million, comprised of gross unrealized gains of $578.5 million and gross unrealized losses of $1.3 million, and net unrealized losses of $35.7 million on our Agency MBS, comprised of gross unrealized losses of $54.6 million and gross unrealized gains of $18.9 million. At June 30, 2018, we did not intend to sell any securities in our portfolio that are designated as AFS and that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our residential mortgage assets.  Our residential mortgage investments have longer-term contractual maturities than our borrowings under repurchase agreements.  Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at June 30, 2018 were comprised of Swaps.

Our Swap derivative instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  Our Swaps do not extend the maturities of our repurchase agreements; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.

Recent Market Conditions and Our Strategy

At June 30, 2018, our residential mortgage asset portfolio, which includes MBS, residential whole loans and REO, CRT securities and MSR related assets was approximately $10.2 billion compared to $10.0 billion at March 31, 2018. We will continue to seek investments in residential mortgage assets during 2018, with our investment focus primarily on residential whole loans, as well as RPL/NPL MBS and MSR related assets as market opportunities arise.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended June 30, 2018:

(In Millions)	March 31, 2018	Runoff (1)	Acquisitions	Other (2)	June 30, 2018	Change
Residential whole loans and REO	$2,838	$(155)	$898	$20	$3,601	$763
RPL/NPL MBS	935	(166)	141	(1)	909	(26)
MSR related assets	455	(124)	49	1	381	(74)
CRT securities	679	(4)	—	(104)	571	(108)
Legacy Non-Agency MBS	2,463	(135)	—	7	2,335	(128)
Agency MBS	2,647	(193)	—	(91)	2,363	(284)
Totals	$10,017	$(777)	$1,088	$(168)	$10,160	$143

(1)	Primarily includes principal repayments, cash collections on purchased credit impaired loans and sales of REO.

(2)
Primarily includes sales, changes in fair value, net premium amortization/discount accretion and adjustments to record lower of cost or estimated fair value adjustments on REO. During the three months ended June 30, 2018, we sold certain Agency MBS for $75.3 million, realizing gross losses of $3.8 million and sold certain CRT securities for $104.0 million, realizing gross gains of $11.2 million.

At June 30, 2018, our total recorded investment in residential whole loans and REO was $3.6 billion, or 35.4% of our residential mortgage asset portfolio. Of this amount, (i) $1.9 billion is presented as Residential whole loans, at carrying value, (of which $804.8 million were purchased credit impaired loans and $1.1 billion were other loans held at carrying value), and (ii) $1.5 billion as Residential whole loans, at fair value, in our consolidated balance sheets. For the three months ended June 30, 2018, we recognized approximately $17.9 million of income on residential whole loans held at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 5.84% (excluding servicing costs). In addition, we recorded a net gain on residential whole loans held at fair value of $32.4 million in Other Income, net in our consolidated statements of operations for the three months ended June 30, 2018. At June 30, 2018 and March 31, 2018, we had REO with an aggregate carrying value of $192.2 million and $182.9 million, respectively, which is included in Other assets on our consolidated balance sheets.

At the end of the second quarter of 2018, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the second quarter of 2017, due to upward resets on securities within the portfolio and the impact of the removal from the portfolio of Agency MBS sold during the quarter.  As a result, the coupon yield on our Agency MBS portfolio increased to 3.09% for the three months ended June 30, 2018, from 2.94% for the three months ended June 30, 2017, and the net Agency MBS yield increased to 2.03% for the three months ended June 30, 2018 from 1.96% for the three months ended June 30, 2017. The net yield for our Legacy Non-Agency MBS portfolio was 9.89% for the three months ended June 30, 2018 compared to 8.85% for the three months ended June 30, 2017.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and changes in interest rates since the second quarter of the prior year and the impact of the cash proceeds received during the second quarter of 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities. The net yield for our RPL/NPL MBS portfolio was 4.52% for the three months ended June 30, 2018 compared to 4.18% for the three months ended June 30, 2017.  The increase in the net yield reflects an increase in the average coupon yield to 4.49% for the three months ended June 30, 2018 from 4.03% for the three months ended June 30, 2017.

We believe that our $553.6 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows for our existing Legacy Non-Agency MBS portfolio.  In addition, while the majority of our Legacy Non-Agency MBS will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted amortized cost of 70% of face value at June 30, 2018. Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency portfolio. Home price appreciation during the past few years has generally been driven by a combination of limited housing supply due partly to low levels of new home construction, low mortgage rates and demographic-driven U.S. household formation. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Further, during 2017 and the six months ended June 30, 2018, we have also observed faster voluntary prepayment (i.e., prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio. As a result, during the three months ended June 30, 2018, $8.0 million was transferred from Credit Reserve to accretable discount.  This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Legacy Non-Agency MBS. We believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

Our book value per common share was $7.54 as of June 30, 2018, a decline from book value per common share of $7.62 as of March 31, 2018. This decrease was primarily due to the impact of dividend distributions which exceeded net income for the quarter and the impact of fair value changes of Legacy Non-Agency MBS and Agency MBS, which was partially offset by an increase in the fair value of Swaps.

Repurchase agreement funding for our residential mortgage investments continued to be available to us from multiple counterparties during the second quarter of 2018.  Typically, repurchase agreement funding involving credit-sensitive investments is available at terms requiring higher collateralization and higher interest rates than for repurchase agreement funding involving Agency MBS.  At June 30, 2018, our debt consisted of borrowings under repurchase agreements with 26 counterparties, securitized debt, Senior Notes outstanding, an obligation to return securities obtained as collateral and payable for unsettled purchases, resulting in a debt-to-equity multiple of 2.3 times.  (See table on page 74 under Results of Operations that presents our quarterly leverage multiples since June 30, 2017.)

In May 2018, as part of a loan securitization transaction, we sold residential whole loans with an aggregate unpaid principal balance of $319.1 million to an entity that we consolidate as a VIE. In connection with the transaction, third-party investors purchased $184.0 million face amount of senior bonds with a coupon rate of 3.875%. As a result of this transaction, we acquired $46.4 million face amount of non-rated certificates issued by the securitization vehicle, and received $184.0 million in cash, excluding expenses, accrued interest, and underwriting fees.

At June 30, 2018, we have access to various sources of liquidity which we estimate to be in excess of $606.4 million. This amount includes (i) $54.9 million of cash and cash equivalents; (ii) $172.0 million in estimated financing available from unpledged Agency MBS and U.S. Treasury securities and from other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $379.5 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. In addition, we have $877.1 million of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets including loan securitization. With access to multiple sources of liquidity and potential financing opportunities for unencumbered residential whole loans, we believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.

Information About Our Assets

The table below presents certain information about our asset allocation at June 30, 2018:

ASSET ALLOCATION

	Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (1)		Credit Risk Transfer Securities		MSR Related Assets		Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		Other, net (3)	Total
(Dollars in Millions)
Fair Value/Carrying Value	$2,363		$2,335		$908		$572		$381		$1,906		$1,503		$315	$10,283
Less Payable for Unsettled Purchases	—		—		(61)		—		—		(473)		(34)		—	(568)
Less Repurchase Agreements	(2,112)		(1,585)		(499)		(410)		(297)		(318)		(671)		—	(5,892)
Less Securitized Debt	—		—		—		—		—		(167)		(352)		—	(519)
Less Senior Notes	—		—		—		—		—		—		—		(97)	(97)
Net Equity Allocated	$251		$750		$348		$162		$84		$948		$446		$218	$3,207
Debt/Net Equity Ratio (4)	8.4	x	2.1	x	1.6	x	2.5	x	3.5	x	1.0	x	2.4	x		2.3	x

(1)
RPL/NPL MBS are backed primarily by securitized re-performing and non-performing loans. The securities are structured such that the coupon increases up to 300 basis points at 36 months from issuance or sooner. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
Includes $804.8 million of purchased credit impaired loans, $626.9 million of Non-QM loans, $162.7 million of Rehabilitation loans, $55.6 million of Single-family rental loans and $256.2 million of Seasoned performing loans. At June 30, 2018, the total fair value of these loans is estimated to be approximately $2.0 billion.

(3)	Includes cash and cash equivalents and restricted cash, other assets and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements, securitized debt and payable for unsettled purchases as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity Ratio also includes the obligation to return securities obtained as collateral of $253.7 million and Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of June 30, 2018 and December 31, 2017:

June 30, 2018

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$777,502	104.4%	99.8%	$775,950	74	2.98%	10.6%
HARP (4)	80,054	104.8	99.8	79,886	72	2.95	9.0
Other (Post June 2009) (5)	70,992	104.0	102.8	72,974	93	4.14	9.4
Other (Pre June 2009) (6)	277	104.9	102.8	284	109	4.50	2.3
Total 15-Year Fixed Rate	$928,825	104.4%	100.0%	$929,094	75	3.07%	10.4%

Hybrid:
Other (Post June 2009) (5)	$893,055	104.4%	103.4%	$923,058	84	3.30%	20.4%
Other (Pre June 2009) (6)	418,436	101.7	105.0	439,537	139	3.68	20.4
Total Hybrid	$1,311,491	103.5%	103.9%	$1,362,595	102	3.42%	20.4%
CMO/Other	$68,097	102.5%	102.8%	$70,030	204	3.55%	17.7%
Total Portfolio	$2,308,413	103.9%	102.3%	$2,361,719	94	3.28%	16.2%

December 31, 2017

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$948,225	104.3%	101.7%	$964,373	67	2.95%	10.3%
HARP (4)	91,131	104.7	101.8	92,800	66	2.95	8.2
Other (Post June 2009) (5)	81,428	104.0	104.5	85,094	87	4.14	10.7
Other (Pre June 2009) (6)	303	104.9	104.4	316	103	4.50	2.0
Total 15-Year Fixed Rate	$1,121,087	104.3%	101.9%	$1,142,583	68	3.04%	10.2%

Hybrid:
Other (Post June 2009) (5)	$1,028,630	104.4%	103.6%	$1,065,312	78	3.17%	17.7%
Other (Pre June 2009) (6)	511,801	101.7	104.7	535,795	132	3.44	16.0
Total Hybrid	$1,540,431	103.5%	103.9%	$1,601,107	96	3.26%	17.1%
CMO/Other	$76,944	102.5%	102.8%	$79,100	198	3.16%	9.9%
Total Portfolio	$2,738,462	103.8%	103.1%	$2,822,790	88	3.16%	14.1%

(1)	Does not include principal payments receivable of $1.2 million and $1.9 million at June 30, 2018 and December 31, 2017, respectively.

(2)	Weighted average is based on MBS current face at June 30, 2018 and December 31, 2017, respectively.

(3)	Low loan balance represents MBS collateralized by mortgages with an original loan balance of less than or equal to $175,000.

(4)	Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

(5)	MBS issued in June 2009 or later. Majority of underlying loans are ineligible to refinance through the HARP program.

(6)	MBS issued before June 2009.

The following table presents certain information regarding our 15-year fixed-rate Agency MBS as of June 30, 2018 and December 31, 2017:

June 30, 2018

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$449,162	104.1%	98.3%	$441,567	67	3.02%	100%	9.7%
3.0%	208,550	105.9	100.2	208,979	71	3.49	100	10.0
3.5%	4,401	103.5	101.6	4,470	92	4.17	100	21.7
4.0%	230,088	103.5	102.7	236,253	91	4.40	80	12.8
4.5%	36,624	105.2	103.3	37,825	95	4.89	33	14.5
Total 15-Year Fixed Rate	$928,825	104.4%	100.0%	$929,094	75	3.54%	92%	10.4%

December 31, 2017

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$579,003	104.0%	100.5%	$581,866	60	3.04%	100%	9.3%
3.0%	231,325	105.9	102.2	236,316	66	3.49	100	9.5
3.5%	5,402	103.5	103.4	5,587	86	4.18	100	23.0
4.0%	263,447	103.5	104.3	274,783	85	4.40	80	12.4
4.5%	41,910	105.2	105.1	44,031	89	4.88	34	10.2
Total 15-Year Fixed Rate	$1,121,087	104.3%	101.9%	$1,142,583	68	3.52%	93%	10.2%

(1)	Does not include principal payments receivable of $1.2 million and $1.9 million at June 30, 2018 and December 31, 2017, respectively.

(2)	Weighted average is based on MBS current face at June 30, 2018 and December 31, 2017, respectively.

(3)
Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000.  HARP MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of June 30, 2018 and December 31, 2017:

June 30, 2018

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$348,596	104.3%	104.6%	$364,593	3.72%	95	6	22%	20.3%
Agency 7/1	386,730	104.4	103.4	399,960	3.02	79	9	26	23.6
Agency 10/1	157,729	104.6	100.5	158,505	3.06	74	45	65	12.8
Total Hybrids Post June 2009	$893,055	104.4%	103.4%	$923,058	3.30%	84	14	31%	20.4%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$417,633	101.7%	105.0%	$438,688	3.67%	139	5	—%	20.4%
Coupon >= 4.5% (6)	803	100.8	105.7	849	4.62	133	10	—	0.2
Total Hybrids Pre June 2009	$418,436	101.7%	105.0%	$439,537	3.68%	139	5	—%	20.4%
Total Hybrids	$1,311,491	103.5%	103.9%	$1,362,595	3.42%	102	11	21%	20.4%

December 31, 2017

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid Post June 2009:
Agency 5/1	$398,801	104.3%	104.6%	$416,978	3.47%	89	5	27%	16.7%
Agency 7/1	456,295	104.4	103.3	471,142	2.94	73	13	25	20.8
Agency 10/1	173,534	104.6	102.1	177,192	3.08	68	51	64	11.8
Total Hybrids Post June 2009	$1,028,630	104.4%	103.6%	$1,065,312	3.17%	78	16	32%	17.7%

Hybrid Pre June 2009:
Coupon < 4.5% (5)	$509,290	101.6%	104.7%	$533,183	3.43%	132	6	19%	16.1%
Coupon >= 4.5% (6)	2,511	103.2	104.0	2,612	5.13	119	2	42	1.0
Total Hybrids Pre June 2009	$511,801	101.7%	104.7%	$535,795	3.44%	132	5	19%	16.0%
Total Hybrids	$1,540,431	103.5%	103.9%	$1,601,107	3.26%	96	13	28%	17.1%

(1)	Does not include principal payments receivable of $1.2 million and $1.9 million at June 30, 2018 and December 31, 2017, respectively.

(2)	Weighted average is based on MBS current face at June 30, 2018 and December 31, 2017, respectively.

(3)
Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	Interest only represents MBS backed by mortgages currently in their interest-only period. Percentage is based on MBS current face at June 30, 2018 and December 31, 2017, respectively.

(5)	Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon less than 4.5%.

(6)	Agency 3/1, 5/1, 7/1 and 10/1 Hybrid ARM-MBS with coupon greater than or equal to 4.5%.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at June 30, 2018 and December 31, 2017:

(In Thousands)	June 30, 2018		December 31, 2017
Non-Agency MBS
Face/Par	$3,421,599		$3,718,743
Fair Value	3,242,967		3,533,966
Amortized Cost	2,665,798		2,910,241
Purchase Discount Designated as Credit Reserve and OTTI	(553,596)	(1)	(593,227)	(2)
Purchase Discount Designated as Accretable	(202,248)		(215,325)
Purchase Premiums	43		50

(1)	Includes discount designated as Credit Reserve of $540.7 million and OTTI of $12.9 million.

(2)	Includes discount designated as Credit Reserve of $579.0 million and OTTI of $14.2 million.

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(572,580)	$(199,659)	$(653,337)	$(269,724)
Impact of RMBS Issuer Settlement (2)	—	(12,089)	—	—
Accretion of discount	—	17,530	—	20,223
Realized credit losses	10,954	—	13,139	—
Purchases	—	—	(484)	(1,520)
Sales	—	—	5,037	2,819
Net impairment losses recognized in earnings	—	—	(618)	—
Transfers/release of credit reserve	8,030	(8,030)	9,765	(9,765)
Balance at end of period	$(553,596)	$(202,248)	$(626,498)	$(257,967)

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(593,227)	$(215,325)	$(694,241)	$(278,191)
Impact of RMBS Issuer Settlement (2)	—	(12,089)	—	—
Accretion of discount	—	34,746	—	41,840
Realized credit losses	19,401	—	25,463	—
Purchases	(535)	488	(484)	(1,520)
Sales	5,592	5,105	24,778	(1,078)
Net impairment losses recognized in earnings	—	—	(1,032)	—
Transfers/release of credit reserve	15,173	(15,173)	19,018	(19,018)
Balance at end of period	$(553,596)	$(202,248)	$(626,498)	$(257,967)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of approximately $12.1 million of cash proceeds (a one-time payment) received by the Company during the three months ended June 30, 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities.

The following table presents information with respect to the yield components of our Non-Agency MBS for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS
Non-Agency MBS
Coupon Yield (1)	6.09%	4.49%	5.52%	4.03%
Effective Yield Adjustment (2)	3.80	0.03	3.33	0.15
Net Yield	9.89%	4.52%	8.85%	4.18%

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

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at June 30, 2018 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total MBS
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$—	—%	$52	2.16%	$564,832	2.04%	$1,381,706	2.00%	$1,946,590	$1,928,719	2.01%
Freddie Mac	—	—	—	—	405,668	1.87	40,692	3.05	446,360	428,465	1.98
Ginnie Mae	—	—	—	—	93	3.32	5,565	2.72	5,658	5,713	2.73
Total Agency MBS	$—	—%	$52	2.16%	$970,593	1.97%	$1,427,963	2.03%	$2,398,608	$2,362,897	2.01%
Non-Agency MBS	$—	—%	$234,479	4.23%	$2,642	3.95%	$2,428,677	8.67%	$2,665,798	$3,242,967	8.27%
Total MBS	$—	—%	$234,531	4.23%	$973,235	1.98%	$3,856,640	6.21%	$5,064,406	$5,605,864	5.30%

CRT Securities

At June 30, 2018, our total investment in CRT securities was $572.0 million, with a net unrealized gain of $43.3 million, a weighted average yield of 6.35% and a weighted average time to maturity of 9.2 years. At December 31, 2017, our total investment in CRT securities was $664.4 million, with a net unrealized gain of $56.3 million, a weighted average yield of 6.02% and weighted average time to maturity of 9.2 years.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loans held by consolidated trusts and certain entities established in connection with our loan securitization transactions at June 30, 2018 and does not reflect estimates of prepayments or scheduled amortization. For purchased credit impaired loans held at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Purchased Credit Impaired Loans, at Carrying Value (1)	Other Loans, at Carrying Value (1)	Residential Whole Loans, at Fair Value (1)
Amount due:
Within one year	$1,117	$126,218	$9,933
After one year:
Over one to five years	4,507	36,522	9,602
Over five years	741,611	523,798	1,449,005
Total due after one year	$746,118	$560,320	$1,458,607
Total residential whole loans	$747,235	$686,538	$1,468,540

(1)
Excludes approximately $57.6 million of purchased credit impaired loans held at carrying value, $414.9 million of other loans held at carrying value and $34.4 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of June 30, 2018.

The following table presents, at June 30, 2018, the dollar amount of certain of our residential whole loans contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Other Loans, at Carrying Value (1)(2)	Residential Whole Loans, at Fair Value (1)(2)
Interest rates:
Fixed	$117,410	$822,319
Adjustable	442,910	636,288
Total	$560,320	$1,458,607

(1)	Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of June 30, 2018.

(2)
Excludes approximately $414.9 million of other loans held at carrying value and $34.4 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of June 30, 2018.

Information is not presented for purchased credit impaired loans held at carrying value as income is recognized based on pools of assets with similar risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than on the contractual coupons of the underlying loans.

Exposure to Financial Counterparties

We finance a significant portion of our residential mortgage assets with repurchase agreements and other advances. In connection with these financing arrangements, we pledge our assets as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 1% to 5% of the amount borrowed for U.S. Treasury and Agency MBS collateral, up to 35% for Non-Agency MBS and residential whole loan collateral, and up to 30% for MSR related asset collateral. Consequently, while repurchase agreement financing results in our recording a liability to the counterparty in our consolidated balance sheets, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

The table below summarizes our exposure to our counterparties at June 30, 2018, by country:

Country	Number of Counterparties	Repurchase Agreement Financing		Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland (3)	3	$659,064		$238,448	2.24%
France	2	569,770		129,870	1.22
United Kingdom	2	473,688		130,040	1.22
Holland	1	103,978		6,197	0.06
Total European	8	1,806,500		504,555	4.74%
Other Countries:
United States	11	$2,927,215		$690,166	6.48%
Canada (4)	2	598,191		174,055	1.64
Japan (5)	3	334,535		27,465	0.26
China (5)	1	308,754		13,012	0.12
South Korea	1	167,086		11,899	0.11
Total Other	18	4,335,781		916,597	8.61%
Total	26	$6,142,281	(6)	$1,421,152	13.35%

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

(4)
Includes Canada-based counterparties as well as U.S.-domiciled subsidiaries of Canadian parent entities. In the case of one counterparty, also includes exposure of $167.3 million to a Barbados-based affiliate of the Canadian parent entity.

(5)	Exposure is to U.S.-domiciled subsidiary of the Japanese or Chinese parent entity, as the case may be.

(6)	Includes $250.0 million of repurchase agreements entered into in connection with contemporaneous repurchase and reverse repurchase agreements with a single counterparty.

At June 30, 2018, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Current period estimated taxable income

We estimate that for the six months ended June 30, 2018, our taxable income was approximately $157.9 million. Based on dividends paid or declared during the six months ended June 30, 2018, we have undistributed taxable income of approximately $45.4 million, or $0.11 per share. We have until the filing of our 2018 tax return (due not later than October 15, 2019) to declare the distribution of any 2018 REIT taxable income not previously distributed.

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

Regulatory Developments

The U.S. Congress, Board of Governors of the Federal Reserve System, U.S. Treasury, Federal Deposit Insurance Corporation, SEC and other governmental and regulatory bodies have taken and continue to consider additional actions in response to the 2007-2008 financial crisis.  In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act) created a new regulator, an independent bureau housed within the Federal Reserve System, and known as the Consumer Financial Protection Bureau (or the CFPB). The CFPB has broad authority over a wide range of consumer financial products and services, including mortgage lending and servicing.  One portion of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory

Lending Act (or Mortgage Reform Act), contains underwriting and servicing standards for the mortgage industry, restrictions on compensation for mortgage loan originators, and various other requirements related to mortgage origination.  In addition, the Dodd-Frank Act grants enforcement authority and broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating rating agencies.

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

The FHFA and both houses of Congress have discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’ guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform.  While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations.  As the FHFA and both houses of Congress continue to consider various measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2018. In June 2018, the Trump Administration proposed a plan that would end the conservatorship of Fannie Mae and Freddie Mac and privatize the GSEs. However, we cannot be certain if any housing and/or mortgage-related legislation will emerge from committee, or be approved by Congress, and if so, what the effect would be on our business.

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

Results of Operations

Quarter Ended June 30, 2018 Compared to the Quarter Ended June 30, 2017

General

For the second quarter of 2018, we had net income available to our common stock and participating securities of $66.6 million, or $0.17 per basic and diluted common share, compared to net income available to common stock and participating securities of $76.2 million, or $0.20 per basic and diluted common share, for the second quarter of 2017. The decrease in net income available to common stock and participating securities and the decrease of this item on a per share basis primarily reflects a decrease in our net interest income on our MBS portfolio, lower unrealized gains on CRT securities accounted for at fair value partially offset by an increase in net interest income on our residential whole loans held at carrying value and higher net gains realized on residential whole loans held at fair value.

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

For the second quarter of 2018, our net interest spread and margin were 2.30% and 2.66%, respectively, compared to a net interest spread and margin of 2.10% and 2.58%, respectively, for the second quarter of 2017. Our net interest income decreased by $11.2 million, or 18.3%, to $49.9 million for the second quarter of 2018, from $61.1 million for the second quarter of 2017.  Current quarter net interest income from Agency MBS and Non-Agency MBS declined compared to the second quarter of 2017 by approximately $12.3 million, primarily due to lower average amounts invested in these securities and higher funding costs, partially offset by higher yields earned on these securities. These decreases were partially offset by higher net interest income on residential whole loans at carrying value of approximately $7.4 million compared to the second quarter of 2017, primarily due to the higher average balance invested in these assets. In addition, net interest income also includes $10.5 million of interest expense associated with residential whole loans at fair value, reflecting a $6.1 million increase in borrowing costs related to these investments compared to the second quarter of 2017. Coupon interest income received from residential whole loans at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended June 30, 2018 and 2017.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended June 30,
	2018				2017
(Dollars in Thousands)	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Agency MBS (1)	$2,596,721		$13,170	2.03%	$3,384,724		$16,587	1.96%
Legacy Non-Agency MBS (1)	1,836,651		45,393	9.89	2,351,663		52,030	8.85
RPL/NPL MBS (1)	853,950		9,650	4.52	1,745,794		18,239	4.18
Total MBS	5,287,322		68,213	5.16	7,482,181		86,856	4.64
CRT securities (1)	548,373		8,695	6.34	525,164		7,846	5.98
MSR related assets (1)	361,829		6,219	6.88	377,164		5,905	6.26
Residential whole loans, at carrying value (2)	1,228,129		17,935	5.84	568,080		8,503	5.99
Cash and cash equivalents (3)	182,772		685	1.50	609,353		1,047	0.69
Total interest-earning assets	7,608,425		101,747	5.35	9,561,942		110,157	4.61
Total non-interest-earning assets (2)	2,723,523				2,021,401
Total assets	$10,331,948				$11,583,343

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements (4)	$6,189,916		$46,234	2.95%	$7,612,393		$46,802	2.43%
Securitized debt	432,283		3,565	3.26	30,414		211	2.74
Senior Notes	96,787		2,011	8.31	96,746		2,009	8.31
Total interest-bearing liabilities	6,718,986		51,810	3.05	7,739,553		49,022	2.51
Total non-interest-bearing liabilities	390,708				648,231
Total liabilities	7,109,694				8,387,784
Stockholders’ equity	3,222,254				3,195,559
Total liabilities and stockholders’ equity	$10,331,948				$11,583,343

Net interest income/net interest rate spread (5)			$49,937	2.30%			$61,135	2.10%
Net interest-earning assets/net interest margin (6)	$889,439			2.66%	$1,822,389			2.58%
Ratio of interest-earning assets to interest-bearing liabilities	1.13	x			1.24	x

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

	Three Months Ended June 30, 2018
	Compared to
	Three Months Ended June 30, 2017
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(3,988)	$571	$(3,417)
Legacy Non-Agency MBS	(12,278)	5,641	(6,637)
RPL/NPL MBS	(9,973)	1,384	(8,589)
CRT securities	356	493	849
MSR related assets	(247)	561	314
Residential whole loans, at carrying value (1)	9,644	(212)	9,432
Cash and cash equivalents	(1,055)	693	(362)
Total net change in income from interest-earning assets	$(17,541)	$9,131	$(8,410)

Interest-bearing liabilities:
Agency repurchase agreements	$(3,328)	$3,070	$(258)
Legacy Non-Agency repurchase agreements	(1,984)	101	(1,883)
RPL/NPL MBS repurchase agreements	(6,261)	2,016	(4,245)
CRT securities repurchase agreements	264	600	864
MSR related assets repurchase agreements	189	40	229
Residential whole loans at carrying value repurchase agreements	321	655	976
Residential whole loans at fair value repurchase agreements	2,960	789	3,749
Securitized debt	3,307	47	3,354
Senior Notes	2	—	2
Total net change in expense of interest-bearing liabilities	$(4,530)	$7,318	$2,788
Net change in net interest income	$(13,011)	$1,813	$(11,198)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
June 30, 2018	2.30%	2.66%
March 31, 2018	2.25	2.64
December 31, 2017	2.08	2.54
September 30, 2017	2.02	2.54
June 30, 2017	2.10	2.58

(1)	Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)	Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)
June 30, 2018	2.03%	2.04%	(0.01)%	9.89%	3.30%	6.59%	4.52%	3.19%	1.33%	5.16%	2.64%	2.52%
March 31, 2018	2.21	1.91	0.30	9.44	3.29	6.15	4.36	2.94	1.42	5.06	2.53	2.53
December 31, 2017	2.08	1.79	0.29	9.12	3.29	5.83	4.27	2.72	1.55	4.85	2.44	2.41
September 30, 2017	1.97	1.75	0.22	8.93	3.26	5.67	4.43	2.69	1.74	4.74	2.41	2.33
June 30, 2017	1.96	1.57	0.39	8.85	3.28	5.57	4.18	2.46	1.72	4.64	2.27	2.37

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency MBS cost of funding includes 28, 26, 43, 44 and 49 basis points and Legacy Non-Agency MBS cost of funding includes 31, 30, 45, 45, and 58 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017 and June 30, 2017, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the second quarter of 2018 decreased by $3.4 million, or 20.6%, to $13.2 million from $16.6 million for the second quarter of 2017.  This decrease primarily reflects a $788.0 million decrease in the average amortized cost of our Agency MBS portfolio to $2.6 billion for the second quarter of 2018 from $3.4 billion for the second quarter of 2017 partially offset by an increase in the net yield on our Agency MBS to 2.03% for the second quarter of 2018 from 1.96% for the second quarter of 2017. At the end of the second quarter of 2018, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the second quarter of 2017, due to upward resets on securities within the portfolio and the impact of the removal from the portfolio of Agency MBS sold during the quarter.  In addition, for the second quarter of 2018, our Agency MBS portfolio experienced a 16.2% CPR and we recognized $6.9 million of net premium amortization compared to a CPR of 16.3% and $8.3 million of net premium amortization for the second quarter of 2017. At June 30, 2018, we had net purchase premiums on our Agency MBS of $89.0 million, or 3.9% of current par value, compared to net purchase premiums of $104.0 million, or 3.8% of par value, at December 31, 2017.

Interest income on our Non-Agency MBS decreased $15.2 million, or 21.7%, for the second quarter of 2018 to $55.0 million compared to $70.3 million for the second quarter of 2017. This decrease is primarily due to the decrease in the average amortized cost of our Non-Agency MBS portfolio of $1.4 billion, or 34.3%, to $2.7 billion for the second quarter of 2018 from $4.1 billion for the second quarter of 2017. This decrease more than offset the impact of the higher yields generated on our Legacy Non-

Agency MBS portfolio, which were 9.89% for the second quarter of 2018 compared to 8.85% for the second quarter of 2017. The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and changes in interest rates since the second quarter of the prior year and the impact of the cash proceeds received during the second quarter of 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities. Our RPL/NPL MBS portfolio yielded 4.52% for the second quarter of 2018 compared to 4.18% for the second quarter of 2017. The increase in the net yield reflects an increase in the average coupon yield to 4.49% for the second quarter of 2018 from 4.03% for the second quarter of 2017.

During the second quarter of 2018, we recognized net purchase discount accretion of $17.5 million on our Non-Agency MBS, compared to $20.2 million for the second quarter of 2017.  At June 30, 2018, we had net purchase discounts of $754.0 million, including Credit Reserve and previously recognized OTTI of $553.6 million, on our Legacy Non-Agency MBS, or 30.0% of par value.  During the second quarter of 2018 we reallocated $8.0 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
June 30, 2018	3.09%	2.03%	16.2%	6.09%	9.89%	15.8%	4.49%	4.52%	20.4%
March 31, 2018	3.02	2.21	12.7	5.91	9.44	14.9	4.35	4.36	14.0
December 31, 2017	3.00	2.08	14.1	5.82	9.12	16.3	4.24	4.27	20.1
September 30, 2017	2.98	1.97	16.2	5.63	8.93	18.7	4.24	4.43	26.2
June 30, 2017	2.94	1.96	16.3	5.52	8.85	18.2	4.03	4.18	36.2

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

Interest income on our residential whole loans held at carrying value increased by $9.4 million, or 110.9%, for the second quarter of 2018, to $17.9 million compared to $8.5 million for the second quarter of 2017. This increase primarily reflects a $660.0 million increase in the average balance of this portfolio to $1.2 billion for the second quarter of 2018 from $568.1 million for the second quarter of 2017 partially offset by a decrease in the yield (net of servicing costs) to 5.84% for the second quarter of 2018 from 5.99% for the second quarter of 2017.

Interest Expense

Our interest expense for the second quarter of 2018 increased by $2.8 million to $51.8 million from $49.0 million for the second quarter of 2017.  This increase primarily reflects an increase in financing rates on our repurchase agreement financings, and an increase in our average borrowings and securitized debt to finance residential whole loans, CRT securities and MSR related assets, which was partially offset by a decrease in our average repurchase agreement borrowings to finance our MBS portfolio. The effective interest rate paid on our borrowings increased to 3.05% for the quarter ended June 30, 2018 from 2.51% for the quarter ended June 30, 2017.

At June 30, 2018, we had repurchase agreement borrowings of $5.9 billion, of which $2.6 billion was hedged with Swaps.  At June 30, 2018, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 2.07% and extended 22 months on average with a maximum remaining term of approximately 62 months.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $808,000, or 28 basis points, for the second quarter of 2018, as compared to interest expense of $6.5 million, or 33 basis points, for the second quarter of 2017.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 2.05% for the quarter ended June 30, 2018 from 1.98% for the quarter ended and June 30, 2017.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 1.92% for the quarter ended June 30, 2018 from 1.01% for the quarter ended June 30, 2017.

We expect that our interest expense and funding costs for the remainder of 2018 will be impacted by market interest rates, the amount of our borrowings and incremental hedging activity, existing and future interest rates on our hedging instruments and the extent to which we execute additional longer-term structured financing transactions.  As a result of these variables, our borrowing costs cannot be predicted with any certainty.  (See Notes 5(c), 6 and 14 to the accompanying consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.)

OTTI

We did not recognize any OTTI charges through earnings during the second quarter of 2018. During the second quarter of 2017, we recognized OTTI charges through earnings against certain of our Non-Agency MBS of $618,000. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows. At June 30, 2018, we had 473 Agency MBS with a gross unrealized loss of $54.6 million and 26 Non-Agency MBS with a gross unrealized loss of $1.3 million.  Impairments on Agency MBS in an unrealized loss position at June 30, 2018 are considered temporary and not credit related.  Unrealized losses on Non-Agency MBS for which no OTTI was recorded during the quarter are considered temporary based on an assessment of changes in the expected cash flows for such securities, which considers recent bond performance and expected future performance of the underlying collateral.  Significant judgment is used both in our analysis of expected cash flows for our Legacy Non-Agency MBS and any determination of the credit component of OTTI.

Other Income, net

For the second quarter of 2018, Other Income, net increased by $4.1 million, or 11.0%, to $41.0 million compared to $36.9 million for the second quarter of 2017.  Other Income, net for the second quarter of 2018 primarily reflects a $32.4 million net gain recorded on residential whole loans held at fair value and $7.4 million of net gains realized on the sale of $179.3 million of investment securities. In addition, Other Income, net for the second quarter of 2018 reflects $1.4 million of net losses on REO, $2.4 million of unrealized losses on CRT securities accounted for at fair value partially offset by $4.3 million of gains on liquidations of purchased credit impaired loans and other loan income. Other Income, net for the second quarter of 2017 primarily reflects a $16.2 million net gain recorded on residential whole loans held at fair value, $13.8 million of unrealized gains on CRT securities accounted for at fair value and $5.9 million of net gains realized on the sale of $16.9 million of Non-Agency MBS and U.S. Treasury securities.

Operating and Other Expense

For the second quarter of 2018, we had compensation and benefits and other general and administrative expenses of $12.6 million, or 1.57% of average equity, compared to $13.3 million, or 1.67% of average equity, for the second quarter of 2017.  Compensation and benefits expense decreased by approximately $535,000 to $7.0 million for the second quarter of 2018, compared to $7.6 million for the second quarter of 2017, which primarily reflects lower incentive compensation accruals. Our other general and administrative expenses decreased by $172,000 to $5.6 million for the quarter ended June 30, 2018 compared to $5.8 million for the quarter ended June 30, 2017.

Operating and Other Expense for the second quarter of 2018 also includes $7.9 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $3.7 million, or 88.8%, primarily due to higher non-recoverable advances on REO, loan servicing and modification fees and loan acquisition related expenses.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
June 30, 2018	2.58%	8.74%	31.19%	1.18	2.3	$7.54
March 31, 2018	2.93	10.27	29.91	1.00	2.2	7.62
December 31, 2017	3.47	12.29	29.33	0.83	2.3	7.70
September 30, 2017	2.10	7.78	28.60	1.33	2.4	7.70
June 30, 2017	2.63	10.01	27.59	1.00	2.5	7.76

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)
Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled purchases, and obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity.

(6)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

Six Month Period Ended June 30, 2018 Compared to the Six Month Period Ended June 30, 2017

General

For the six months ended June 30, 2018, we had net income available to common stock and participating securities of $146.3 million, or $0.36 per basic and diluted common share, compared to net income available to common stock and participating securities of $150.5 million, or $0.39 per basic and diluted common share, for the six months ended June 30, 2017. The decrease in net income available to common stock and participating securities, and the decrease of this item on a per share basis primarily reflects a decrease in our net interest income on our MBS portfolio, lower unrealized gains on CRT securities accounted for at fair value partially offset by an increase in net interest income on our residential whole loans held at carrying value and higher net gains realized on residential whole loans held at fair value.

Net Interest Income

For the six months ended June 30, 2018, our net interest spread and margin were 2.28% and 2.65%, respectively, compared to a net interest spread and margin of 2.19% and 2.61%, respectively, for the six months ended June 30, 2017. Our net interest income decreased by $24.9 million, or 19.5%, to $103.1 million for the six months ended June 30, 2018, from $128.0 million for the six months ended June 30, 2017.  For the six months ended June 30, 2018, net interest income from Agency MBS and Non-Agency MBS declined compared to the six months ended June 30, 2017, by approximately $29.3 million, primarily due to lower average amounts invested in these securities and higher funding costs, partially offset by higher yields earned on these securities. These decreases were partially offset by higher net interest income on residential whole loans at carrying value, MSR related assets and CRT securities of approximately $14.8 million compared to the six months ended June 30, 2017, primarily due to higher average balances invested in these assets. In addition, net interest income for the six months ended June 30, 2018 also includes $19.2 million of interest expense associated with residential whole loans at fair value, reflecting a $10.6 million increase in borrowing costs related to these investments compared to the six months ended June 30, 2017. Coupon interest income received from residential whole loans at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the six months ended June 30, 2018 and 2017.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Six Months Ended June 30,
	2018				2017
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$2,684,929		$28,463	2.12%	$3,499,903		$34,481	1.97%
Legacy Non-Agency MBS (1)	1,893,093		91,429	9.66	2,436,786		108,136	8.88
RPL/NPL MBS (1)	888,626		19,716	4.44	2,066,593		41,341	4.00
Total MBS	5,466,648		139,608	5.11	8,003,282		183,958	4.60
CRT securities (1)	584,526		18,191	6.22	478,022		14,222	5.95
MSR related assets (1)	420,078		13,842	6.59	337,397		10,639	6.31
Residential whole loans, at carrying value (2)	1,108,272		32,264	5.82	576,315		17,193	5.97
Cash and cash equivalents (3)	253,832		1,594	1.26	467,876		1,402	0.60
Total interest-earning assets	7,833,356		205,499	5.25	9,862,892		227,414	4.61
Total non-interest-earning assets (2)	2,759,854				2,065,613
Total assets	$10,593,210				$11,928,505

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements and other advances (4)	6,353,742		91,951	2.88	8,051,184		95,141	2.35
Securitized debt	395,256		6,392	3.22	15,291		211	2.74
Senior Notes	96,782		4,021	8.31	96,741		4,019	8.31
Total interest-bearing liabilities	6,845,780		102,364	2.97	8,163,216		99,371	2.42
Total non-interest-bearing liabilities	512,881				635,729
Total liabilities	7,358,661				8,798,945
Stockholders’ equity	3,234,549				3,129,560
Total liabilities and stockholders’ equity	$10,593,210				$11,928,505

Net interest income/ net interest rate spread (5)			$103,135	2.28%			$128,043	2.19%
Net interest-earning assets/ net interest margin (6)	$987,576			2.65%	$1,699,676			2.61%
Ratio of interest-earning assets to interest-bearing liabilities	1.14	x			1.21	x

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

	Six Months Ended June 30, 2018
	Compared to
	Six Months Ended June 30, 2017
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(8,487)	$2,469	$(6,018)
Legacy Non-Agency MBS	(25,660)	8,953	(16,707)
RPL/NPL MBS	(25,743)	4,118	(21,625)
CRT securities	3,290	679	3,969
MSR related assets	2,706	497	3,203
Residential whole loans, at carrying value (1)	15,496	(425)	15,071
Cash and cash equivalents	(848)	1,040	192
Total net change in income from interest-earning assets	$(39,246)	$17,331	$(21,915)

Interest-bearing liabilities:
Agency repurchase agreements and other advances	$(6,602)	$6,001	$(601)
Legacy Non-Agency repurchase agreements	(5,145)	1,319	(3,826)
RPL/NPL MBS repurchase agreements	(15,226)	4,574	(10,652)
CRT securities repurchase agreements	1,239	1,052	2,291
MSR related assets repurchase agreements	1,150	183	1,333
Residential whole loan at carrying value repurchase agreements	447	1,199	1,646
Residential whole loan at fair value repurchase agreements	4,880	1,739	6,619
Securitized debt	6,139	42	6,181
Senior Notes	2	—	2
Total net change in expense of interest-bearing liabilities	$(13,116)	$16,109	$2,993
Net change in net interest income	$(26,130)	$1,222	$(24,908)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Six Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
June 30, 2018	2.12%	1.97%	0.15%	9.66%	3.29%	6.37%	4.44%	3.06%	1.38%	5.11%	2.58%	2.53%
June 30, 2017	1.97%	1.53%	0.44%	8.88%	3.16%	5.72%	4.00%	2.35%	1.65%	4.60%	2.20%	2.40%

(1) Reflects annualized interest income on MBS divided by average amortized cost of MBS.
(2) Reflects annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency MBS cost of funding includes 18 and 51 basis points and Legacy Non-Agency MBS cost of funding includes 19 and 54 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the six months ended June 30, 2018 and 2017, respectively.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the six months ended June 30, 2018 decreased by $6.0 million, or 17.5%, to $28.5 million from $34.5 million for the six months ended June 30, 2017.  This change primarily reflects a $815.0 million decrease in the average amortized cost of our Agency MBS portfolio to $2.7 billion for the six months ended June 30, 2018 from $3.5 billion for the six months ended June 30, 2017 partially offset by an increase in the net yield on our Agency MBS to 2.12% for the six months ended June 30, 2018 from 1.97% for the six months ended June 30, 2017.  At the end of the second quarter of 2018, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the second quarter of 2017.  In addition, during the six months ended June 30, 2018, our Agency MBS portfolio experienced a 14.4% CPR and we recognized $12.5 million of net premium amortization compared to a CPR of 13.6% and $16.6 million of net premium amortization for the six months ended June 30, 2017.  At June 30, 2018, we had net purchase premiums on our Agency MBS of $89.0 million, or 3.9% of current par value, compared to net purchase premiums of $104.0 million, or 3.8% of par value at December 31, 2017.

Interest income on our Non-Agency MBS decreased by $38.3 million, or 25.6%, for the six months ended June 30, 2018 to $111.1 million compared to $149.5 million for the six months ended June 30, 2017. This decrease is primarily due to the decrease in the average amortized cost of our Non-Agency MBS portfolio of $1.7 billion or 38.2%, to $2.8 billion from $4.5 billion for the six months ended June 30, 2017.  This decrease more than offset the impact of the higher yields generated on our Legacy Non-Agency MBS portfolio, which were 9.66% for the six months ended June 30, 2018 compared to 8.88% for the six months ended June 30, 2017.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and changes in interest rates since the second quarter of the prior year and the impact of the cash proceeds received during the six months ended June 30, 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities. Our RPL/NPL MBS portfolio yielded 4.44% for the six months ended June 30, 2018 compared to 4.00% for the six months ended June 30, 2017. The increase in the net yield reflects an increase in the average coupon yield to 4.42% for the six months ended June 30, 2018 from 3.92% for the six months ended June 30, 2017.

During the six months ended June 30, 2018, we recognized net purchase discount accretion of $34.7 million on our Non-Agency MBS, compared to $41.8 million for the six months ended June 30, 2017.  At June 30, 2018, we had net purchase discounts of $754.0 million, including Credit Reserve and previously recognized OTTI of $553.6 million, on our Legacy Non-Agency MBS, or 30.0% of par value.  During the six months ended June 30, 2018 we reallocated $15.2 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Six Months Ended	Coupon Yield (1)	Net Yield (2)	6 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	6 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	6 Month Average Bond CPR (4)
June 30, 2018	3.05%	2.12%	14.4%	6.00%	9.66%	15.3%	4.42%	4.44%	17.2%
June 30, 2017	2.92	1.97	13.6	5.51	8.88	15.2	3.92	4.00	31.5

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

Interest income on our residential whole loans held at carrying value increased by $15.1 million, or 87.7%, for the six months ended June 30, 2018 to $32.3 million compared to $17.2 million for the six months ended June 30, 2017. This increase primarily reflects a $532.0 million increase in the average balance of this portfolio to $1.1 billion for the six months ended June 30, 2018 from $576.3 million for the six months ended June 30, 2017 partially offset by a decrease in the yield (net of servicing costs) to 5.82% for the six months ended June 30, 2018 from 5.97% for the six months ended June 30, 2017.

Interest Expense

Our interest expense for the six months ended June 30, 2018 increased by $3.0 million, or 3.0%, to $102.4 million, from $99.4 million for the six months ended June 30, 2017.  This increase primarily reflects an increase in financing rates on our repurchase agreement financings, an increase in our average borrowings and securitized debt to finance residential whole loans, CRT securities and MSR related assets, which was partially offset by a decrease in our average repurchase agreement borrowings and other advances to finance our MBS portfolio. The effective interest rate paid on our borrowings increased to 2.97% for the six months ended June 30, 2018, from 2.42% for the six months ended June 30, 2017.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $3.6 million, or 11 basis points, for the six months ended June 30, 2018, compared to interest expense of $14.3 million, or 35 basis points, for the six months ended June 30, 2017.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 2.04% for the six months ended June 30, 2018 from 1.93% for the six months ended June 30, 2017.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 1.76% for the six months ended June 30, 2018 from 0.90% for the six months ended June 30, 2017.

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

OTTI

We did not recognize any OTTI charges through earnings during the six months ended June 30, 2018. During the six months ended June 30, 2017, we recognized OTTI charges through earnings against certain of our Non-Agency MBS of $1.0 million. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows.

Other Income, net

For the six months ended June 30, 2018, Other Income, net increased by $23.7 million, or 36.5%, to $88.7 million compared to $64.9 million for the six months ended June 30, 2017.  Other Income, net for the six months ended June 30, 2018 primarily reflects a $70.9 million net gain recorded on residential whole loans held at fair value and $16.2 million of net gains realized on the sale of $198.7 million of investment securities. In addition, Other Income, net for the six months ended June 30, 2018 reflects $2.8 million of net losses on REO, $3.2 million of unrealized losses on CRT securities accounted for at fair value partially offset by $6.8 million of other loan income. Other Income, net for the six months ended June 30, 2017 primarily reflects a net gain of $30.0 million on residential whole loans held at fair value, $19.4 million of unrealized gains on CRT securities accounted for at fair value and $15.6 million of gains realized on the sale of $177.6 million of Non-Agency MBS and U.S. Treasury securities.

Operating and Other Expense

During the six months ended June 30, 2018, we had compensation and benefits and other general and administrative expenses of $23.2 million, or 1.43% of average equity, compared to $25.3 million, or 1.62% of average equity, for the six months ended June 30, 2017.  Compensation and benefits expense decreased $1.6 million to $13.8 million for the six months ended June 30, 2018, compared to $15.4 million for the six months ended June 30, 2017, which primarily reflects lower incentive compensation accruals and lower expense recognized in connection with long-term incentive awards. Our other general and administrative expenses decreased by $565,000 to $9.4 million for the six months ended June 30, 2018 compared to $10.0 million for the six months ended June 30, 2017, primarily due to costs associated with loan securitization transaction completed during the prior year period, lower deferred compensation costs to Directors, which were impacted during the current six month period by changes in the Company’s stock price, partially offset by an increase in professional services related costs.

Operating and Other Expense during the six months ended June 30, 2018 also includes $14.8 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $6.2 million, primarily due to increased loan servicing and modification fees, higher loan acquisition related expenses and increases in non-recoverable advances on REO.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Six Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
June 30, 2018	2.76%	9.51%	30.53%	1.11	2.3	$7.54
June 30, 2017	2.52	10.10	26.24	1.03	2.5	7.76

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

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

Recent Accounting Standards to Be Adopted in Future Periods

Compensation - Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (or ASU 2018-07). The amendments in this ASU simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The amendments in ASU 2018-07 do not change existing guidance on accounting for share-based payment transactions for employees. ASU 2018-07 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption of FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. An entity should apply the amendments of this ASU to all new awards granted after the date of adoption. In addition, entities will apply the new guidance to equity-classified nonemployee awards for which a measurement date has not been established and liability-classified nonemployee awards that have not been settled as of date of adoption by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We are currently evaluating our adoption timing and the effect that ASU 2018-07 will have on our consolidated financial statements and related disclosures, but do not anticipate that adoption of the new standard would have a significant impact.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at June 30, 2018, we had 12.0 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the six months ended June 30, 2018, we issued 237,533 shares of common stock through our DRSPP, raising net proceeds of approximately $1.7 million. On May 10, 2017, we closed on the sale of 23,000,000 shares of common stock, including 3,000,000 shares purchased pursuant to the exercise of the underwriters’ option to purchase additional shares, for gross proceeds of approximately $178.7 million before deducting estimated offering expenses.

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at June 30, 2018 and December 31, 2017:

At June 30, 2018	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.52%	3.00%	5.00%
Legacy Non-Agency MBS	21.24	15.00	35.00
RPL/NPL MBS	22.01	15.00	30.00
U.S. Treasury securities	1.00	1.00	1.00
CRT securities	20.43	15.00	25.00
MSR related assets	21.70	20.00	30.00
Residential whole loans	25.55	20.00	34.00

At December 31, 2017	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.65%	3.00%	8.00%
Legacy Non-Agency MBS	21.87	15.00	35.00
RPL/NPL MBS	22.05	20.00	27.50
U.S. Treasury securities	1.47	1.00	2.00
CRT securities	22.16	15.00	25.00
MSR related assets	33.19	30.00	50.00
Residential whole loans	26.10	20.00	35.00

During the first six months of 2018, the weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have remained fairly consistent compared to the end of 2017. Weighted average haircuts have decreased on MSR related assets and CRT securities.

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

At June 30, 2018, we had a total of $7.2 billion of MBS, U.S. Treasury securities, CRT securities, residential whole loans and MSR related assets and $3.3 million of restricted cash pledged against our repurchase agreements. At June 30, 2018, we have access to various sources of liquidity which we estimate exceeds $606.4 million. This includes (i) $54.9 million of cash and cash equivalents; (ii) $172.0 million in estimated financing available from unpledged Agency MBS and U.S. Treasury securities and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $379.5 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. In addition, we have $877.1 million of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets including loan securitization.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
June 30, 2018	$6,189,916	$5,892,228	$6,319,178	$432,283	$518,655	$523,490
March 31, 2018	6,519,390	6,558,860	6,558,860	357,819	351,278	361,002
December 31, 2017	6,661,020	6,614,701	6,760,360	212,445	363,944	363,944
September 30, 2017	7,022,913	6,871,443	7,023,702	139,276	137,327	141,088
June 30, 2017	7,612,393	7,040,844	7,763,860	30,414	143,698	143,698

(1)	The information presented in the table above excludes Senior Notes issued in April 2012. The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.

 Cash Flows and Liquidity for the Six Months Ended June 30, 2018

Our cash, cash equivalents and restricted cash decreased by $404.9 million during the six months ended June 30, 2018, reflecting:  $715.3 million used in our financing activities; $266.6 million provided by our investing activities; and $43.8 million provided by our operating activities.

At both June 30, 2018 and December 31, 2017, our debt-to-equity multiple was 2.3 times. At June 30, 2018, we had borrowings under repurchase agreements of $5.9 billion with 26 counterparties, of which $2.1 billion were secured by Agency MBS, $1.4 billion were secured by Legacy Non-Agency MBS, $499.3 million were secured by RPL/NPL MBS, $220.9 million were secured by U.S. Treasuries, $410.2 million were secured by CRT securities, $297.1 million were secured by MSR related assets and $988.8 million were secured by residential whole loans.  We continue to have available capacity under our repurchase agreement credit lines.  In addition, at June 30, 2018, we had securitized debt of $518.7 million in connection with our loan securitization transactions. At December 31, 2017, we had borrowings under repurchase agreements of $6.6 billion with 31 counterparties, of which $2.5 billion were secured by Agency MBS, $1.3 billion were secured by Legacy Non-Agency MBS, $567.1 million were secured by RPL/NPL MBS, $470.3 million were secured by U.S. Treasuries, $459.1 million were secured by CRT securities, $317.3 million were secured by MSR related assets and $1.0 billion were secured by residential whole loans. In addition, at December 31, 2017, we had securitized debt of $363.9 million in connection with our loan securitization transactions.

During the six months ended June 30, 2018, $266.6 million was provided by our investing activities.  We paid $943.4 million for purchases of residential whole loans and capitalized advances, and purchased $162.4 million of MSR related assets, $140.4 million of Non-Agency MBS, and $20.6 million of CRT securities funded with cash and repurchase agreement borrowings.  In addition, during the six months ended June 30, 2018, we received cash of $1.1 billion from prepayments and scheduled amortization on our MBS, CRT securities and MSR related assets, of which $354.4 million was attributable to Agency MBS, $470.0 million was from Non-Agency MBS, $9.2 million was from CRT securities and $274.2 million was attributable to MSR related assets, and we sold certain of our investment securities for $198.4 million, realizing net gains of $16.2 million. While we generally intend to hold our MBS and CRT securities as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. During the six months ended June 30, 2018 we received $174.7 million of principal payments on residential whole loans and $58.2 million of proceeds on sales of REO.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
June 30, 2018	$44,278	$—	$44,278	$20,001	$(24,277)
March 31, 2018	40,831	—	40,831	18,835	(21,996)
December 31, 2017	87,960	—	87,960	80,105	(7,855)
September 30, 2017	83,513	—	83,513	53,499	(30,014)
June 30, 2017	106,432	500	106,932	75,996	(30,936)

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through June 30, 2018.

During the six months ended June 30, 2018, we paid $159.7 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $7.5 million on our preferred stock. On June 7, 2018, we declared our second quarter 2018 dividend on our common stock of $0.20 per share; on July 31, 2018, we paid this dividend, which totaled approximately $79.9 million, including dividend equivalents of approximately $241,000.

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

The fair value of our Non-QM loans and Single family rental loans are dependent on the value of the underlying real estate collateral, as well as the level of interest rates. Because these loans are primarily newly or recently originated performing loans, we believe these investments exhibit positive duration. Given the short duration of the Company’s Rehabilitation loans, we believe the fair value of these loans exhibits little sensitivity to changes in interest rates. We estimate the duration of these other loans held at carrying value using management’s assumptions.

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

At June 30, 2018, MFA’s $4.7 billion of Agency MBS and Legacy Non-Agency MBS were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
Time to Reset	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
(Dollars in Thousands)
< 2 years (5)	$1,275,911	6	21.2%	$1,538,689	5	16.2%	$2,814,600	5	18.4%
2-5 years	146,586	45	13.2	—	—	—	146,586	45	13.2
> 5 years	10,128	84	11.5	—	—	—	10,128	84	11.5
ARM-MBS Total	$1,432,625	11	20.3%	$1,538,689	5	16.2%	$2,971,314	8	18.1%
15-year fixed (6)	$929,094		10.4%	$2,370		4.0%	$931,464		10.3%
30-year fixed (6)	—		—	757,623		15.2	757,623		15.2
40-year fixed (6)	—		—	36,408		14.2	36,408		14.2
Fixed-Rate Total	$929,094		10.4%	$796,401		15.1%	$1,725,495		12.6%
MBS Total	$2,361,719		16.2%	$2,335,090		15.8%	$4,696,809		16.0%

(1)	Excludes $907.9 million of RPL/NPL MBS. Refer to table below for further information.

(2)	Does not include principal payments receivable of $1.2 million.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic and/or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	3 month average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating-rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at June 30, 2018:

	Fair Value	Net Coupon	Months to Step-Up (1)	3 Month Average Bond CPR (2)
(Dollars in Thousands)
Re-Performing loans	$7,945	3.88%	26	86.1%
Non-Performing loans	899,932	4.54	20	18.1
Total RPL/NPL MBS	$907,877	4.53%	20	20.4%

(1)
Months to step-up is the weighted average number of months remaining before the coupon interest rate increases pursuant to the first coupon reset. We anticipate that the securities will be redeemed prior to the step-up date.

(2)	All principal payments are considered to be prepayments for CPR purposes.

At June 30, 2018, our CRT securities and MSR related assets had a fair value of $572.0 million and $381.4 million, respectively, and their coupons reset monthly based on one-month LIBOR.

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at June 30, 2018.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at June 30, 2018.

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$10,130,059	$59,761	$10,189,820	$(124,151)	(3.80)%	(1.20)%
+ 50 Basis Point Increase	$10,214,525	$37,960	$10,252,485	$(61,486)	(1.78)%	(0.60)%
Actual at June 30, 2018	$10,297,811	$16,160	$10,313,971	$—	—	—
- 50 Basis Point Decrease	$10,379,916	$(5,641)	$10,374,275	$60,304	(0.24)%	0.58%
-100 Basis Point Decrease	$10,460,840	$(27,441)	$10,433,399	$119,428	(0.70)%	1.16%

(1)	Such assets include MBS and CRT securities, residential whole loans and REO, MSR related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2018.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At June 30, 2018, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At June 30, 2018, the impact on portfolio value was approximated using estimated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 1.19 which is the weighted average of 1.75 for our Agency MBS, 0.88 for our Non-Agency investments, 2.50 for our Residential whole loans, (1.67) for our Swaps, and 0.19 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.05), which is the weighted average of (0.20) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS, zero for our Residential whole loans and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics of the mortgage loans underlying our Legacy Non-Agency MBS.  The following table presents certain information about our Legacy Non-Agency MBS portfolio at June 30, 2018.  Information presented with respect to the weighted average Fair Isaac Corporation (or FICO) scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, do not reflect the impact of the general changes in home prices or changes in borrowers’ credit scores or the current use of the mortgaged properties.

The information in the table below is presented as of June 30, 2018:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	84	61	82	32	57	65	381
MBS current face (3)	$696,816	$411,701	$436,047	$157,071	$399,145	$408,669	$2,509,449
Total purchase discounts, net (3)	$(213,994)	$(123,724)	$(90,883)	$(52,707)	$(156,082)	$(116,578)	$(753,968)
Purchase discount designated as Credit Reserve and OTTI (3)(4)	$(150,333)	$(62,509)	$(54,302)	$(42,516)	$(152,420)	$(91,517)	$(553,597)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	21.6%	15.2%	12.5%	27.1%	38.2%	22.4%	22.1%
MBS amortized cost (3)	$482,822	$287,977	$345,164	$104,364	$243,063	$292,091	$1,755,481
MBS fair value (3)	$649,085	$386,782	$418,519	$144,315	$348,120	$385,438	$2,332,259
Weighted average fair value to current face	93.2%	93.9%	96.0%	91.9%	87.2%	94.3%	92.9%
Weighted average coupon (5)	4.34%	3.73%	4.06%	5.07%	5.10%	4.82%	4.44%
Weighted average loan age (months) (5)(6)	134	143	158	139	145	158	146
Weighted average current loan size (5)(6)	$494	$485	$292	$330	$244	$233	$365
Percentage amortizing (7)	100%	99%	100%	99%	99%	100%	100%
Weighted average FICO score at origination (5)(8)	729	728	726	705	702	703	718
Owner-occupied loans	91.1%	91.6%	86.6%	85.2%	86.6%	85.3%	88.4%
Rate-term refinancings	30.8%	22.3%	14.4%	22.6%	15.4%	14.7%	20.9%
Cash-out refinancings	35.1%	35.7%	27.9%	44.2%	45.8%	39.6%	36.9%
3 Month CPR (6)	16.5%	17.2%	18.0%	14.9%	15.3%	14.3%	16.2%
3 Month CRR (6)(9)	13.2%	13.3%	16.1%	11.0%	11.9%	12.0%	13.2%
3 Month CDR (6)(9)	4.1%	4.6%	2.4%	4.4%	4.2%	2.9%	3.7%
3 Month loss severity	45.3%	54.2%	43.5%	61.2%	64.5%	62.2%	53.7%
60+ days delinquent (8)	12.0%	10.5%	9.3%	14.5%	13.2%	11.6%	11.6%
Percentage of always current borrowers (Lifetime) (10)	28.5%	29.0%	37.1%	25.5%	21.6%	26.7%	28.5%
Percentage of always current borrowers (12M) (11)	73.7%	76.5%	78.8%	70.2%	70.4%	72.9%	74.2%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

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

(3)
Excludes Non-Agency MBS issued since 2012 in which the underlying collateral consists of RPL/NPL MBS. These Non-Agency MBS have a current face of $909.3 million, amortized cost of $907.5 million, fair value of $907.9 million and purchase discounts of $1.8 million at June 30, 2018.

(4)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)	Weighted average is based on MBS current face at June 30, 2018.

(6)	Information provided is based on loans for individual groups owned by us.

(7)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(8)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(9)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(11)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations by state of the mortgages collateralizing our Legacy Non-Agency MBS at June 30, 2018:

Property Location	Percent of Unpaid Principal Balance
California	42.2%
Florida	8.0%
New York	7.1%
New Jersey	4.0%
Maryland	4.0%

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
Residential Whole Loans

We are also exposed to credit risk from our investments in residential whole loans. Our investment process for residential whole loans is generally similar to that used for Legacy Non-Agency MBS and is likewise focused on quantifying and pricing credit risk. Consequently, the majority of these loans are acquired at purchase prices that are generally discounted (particularly for purchased credit impaired loans) to the contractual loan balances based on a number of factors, including the impaired credit history of the borrower and the value of the collateral securing the loan. In addition, as we generally own the master-servicing rights associated with loans in our portfolio, our process is also focused on selecting a sub-servicer with the appropriate expertise to mitigate losses and maximize our overall return. This involves, among other things, performing due diligence on the sub-servicer prior to their engagement as well as ongoing oversight and surveillance. To the extent that loan delinquencies and defaults are higher than our expectation at the time the loans were purchased, the discounted purchase price at which the asset is acquired is intended to provide a level of protection against financial loss.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at June 30, 2018:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance (1)
California	27.4%
New York	12.3%
Florida	9.6%
New Jersey	7.1%
Maryland	4.3%

(1)	Excludes approximately $506.9 million of residential whole loans for which the closing of the purchase transaction had not occurred as of June 30, 2018.

Liquidity Risk

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  We pledge residential mortgage assets and cash to secure our repurchase agreements and Swaps.  At June 30, 2018, we had access to various sources of liquidity which we estimate to be in excess of $606.4 million, an amount which includes: (i) $54.9 million of cash and cash equivalents, (ii) $172.0 million in estimated financing available from unpledged Agency MBS and U.S. Treasury securities and other Agency MBS collateral that are currently pledged in excess of contractual requirements, and (iii) $379.5 million in estimated financing available from currently unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements.  Our sources of liquidity do not include restricted cash. In addition, we have $877.1 million of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets including loan securitization. Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position.  Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. As such, we cannot assure you that we will always be able to roll over our repurchase agreement financings.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

Prepayment Risk

Premiums arise when we acquire an MBS or loan at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value) or when we acquire residential whole loans at a price in excess of their aggregate principal balance.  Conversely, discounts arise when we acquire an MBS or loan at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Premiums paid are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums, which are primarily carried on our Agency MBS, certain CRT securities and Non-QM loans, are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets.  Generally, if prepayments on Non-Agency MBS and residential whole loans purchased at significant discounts and not accounted for at fair value are less than anticipated, we expect that the income recognized on these assets will be reduced and impairments and/or loan loss reserves may result.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2018, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2018. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company engaged in no share repurchase activity during the second quarter of 2018 pursuant to the Repurchase Program nor did it withhold any restricted shares (under the terms of grants under our Equity Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.

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

Date: August 2, 2018	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
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