Form 10-Q
period 2018-09-30
MFA FINANCIAL, INC.
filed 2018-11-06
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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
449,546,435 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 31, 2018.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)	September 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Mortgage-backed securities (“MBS”) and credit risk transfer (“CRT”) securities:
Agency MBS, at fair value ($2,795,273 and $2,727,510 pledged as collateral, respectively)	$2,905,490	$2,824,681
Non-Agency MBS, at fair value ($3,237,108 and $2,379,523 pledged as collateral, respectively)	3,334,610	3,533,966
CRT securities, at fair value ($504,931 and $595,900 pledged as collateral, respectively)	538,945	664,403
Mortgage servicing rights (“MSR”) related assets ($565,272 and $482,158 pledged as collateral, respectively)	565,272	492,080
Residential whole loans, at carrying value ($1,149,293 and $448,689 pledged as collateral, respectively) (1)	2,471,567	908,516
Residential whole loans, at fair value ($685,095 and $996,226 pledged as collateral, respectively) (1)	1,449,365	1,325,115
Cash and cash equivalents	104,186	449,757
Restricted cash	6,489	13,307
Other assets	406,069	742,909
Total Assets	$11,781,993	$10,954,734

Liabilities:
Repurchase agreements	$7,278,270	$6,614,701
Other liabilities	951,483	1,078,397
Total Liabilities	$8,229,753	$7,693,098

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 449,472 and 397,831 shares issued and outstanding, respectively	4,495	3,978
Additional paid-in capital, in excess of par	3,620,268	3,227,304
Accumulated deficit	(598,971)	(578,950)
Accumulated other comprehensive income	526,368	609,224
Total Stockholders’ Equity	$3,552,240	$3,261,636
Total Liabilities and Stockholders’ Equity	$11,781,993	$10,954,734

(1)
Includes approximately $215.1 million and $183.2 million of Residential whole loans, at carrying value and $723.8 million and $289.3 million of Residential whole loans, at fair value transferred to consolidated variable interest entities (“VIEs”) at September 30, 2018 and December 31, 2017, respectively. Such assets can be used only to settle the obligations of the VIEs.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2018	2017	2018	2017
Interest Income:
Agency MBS	$14,332	$15,533	$42,795	$50,014
Non-Agency MBS	58,667	63,252	169,812	212,728
CRT securities	7,748	8,676	25,939	22,898
MSR related assets	6,407	7,194	20,249	17,833
Residential whole loans held at carrying value	29,524	9,026	61,788	26,219
Cash and cash equivalent investments	754	1,452	2,348	2,854
Interest Income	$117,432	$105,133	$322,931	$332,546

Interest Expense:
Repurchase agreements and other advances	$50,881	$46,303	$142,832	$141,444
Other interest expense	7,997	2,972	18,410	7,202
Interest Expense	$58,878	$49,275	$161,242	$148,646

Net Interest Income	$58,554	$55,858	$161,689	$183,900

Other Income, net:
Net gain on residential whole loans held at fair value	$34,942	$18,679	$105,883	$48,660
Net gain on sales of investment securities	16,415	14,933	32,661	30,530
Other, net	(2,998)	(4,515)	(1,519)	13,812
Other Income, net	$48,359	$29,097	$137,025	$93,002

Operating and Other Expense:
Compensation and benefits	$6,868	$10,892	$20,654	$26,258
Other general and administrative expense	4,155	4,081	13,569	14,060
Loan servicing and other related operating expenses	8,758	6,177	23,569	14,785
Operating and Other Expense	$19,781	$21,150	$57,792	$55,103

Net Income	$87,132	$63,805	$240,922	$221,799
Less Preferred Stock Dividends	3,750	3,750	11,250	11,250
Net Income Available to Common Stock and Participating Securities	$83,382	$60,055	$229,672	$210,549

Earnings per Common Share - Basic and Diluted	$0.19	$0.15	$0.56	$0.54

Dividends Declared per Share of Common Stock	$0.20	$0.20	$0.60	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Net income	$87,132	$63,805	$240,922	$221,799
Other Comprehensive Income/(Loss):
Unrealized loss on Agency MBS, net	(9,177)	(3,032)	(27,507)	(22,241)
Unrealized (loss)/gain on Non-Agency MBS, net	(25,101)	10,020	(62,743)	93,429
Reclassification adjustment for MBS sales included in net income	(9,455)	(14,935)	(25,580)	(30,283)
Reclassification adjustment for other-than-temporary impairments included in net income	—	—	—	(1,032)
Derivative hedging instrument fair value changes, net	5,390	5,791	32,974	16,671
Other Comprehensive (Loss)/Income	(38,343)	(2,156)	(82,856)	56,544
Comprehensive income before preferred stock dividends	$48,789	$61,649	$158,066	$278,343
Dividends declared on preferred stock	(3,750)	(3,750)	(11,250)	(11,250)
Comprehensive Income Available to Common Stock and Participating Securities	$45,039	$57,899	$146,816	$267,093

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2018
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	8,000	$80	397,831	$3,978	$3,227,304	$(578,950)	$609,224	$3,261,636
Cumulative effect adjustment on adoption of new accounting standard for revenue recognition	—	—	—	—	—	295	—	295
Net income	—	—	—	—	—	240,922	—	240,922
Issuance of common stock, net of expenses (1)	—	—	51,892	517	391,065	—	—	391,582
Repurchase of shares of common stock (1)	—	—	(251)	—	(1,957)	—	—	(1,957)
Equity based compensation expense	—	—	—	—	3,887	—	—	3,887
Accrued dividends attributable to stock-based awards	—	—	—	—	(31)	—	—	(31)
Dividends declared on common stock	—	—	—	—	—	(249,287)	—	(249,287)
Dividends declared on preferred stock	—	—	—	—	—	(11,250)	—	(11,250)
Dividends attributable to dividend equivalents	—	—	—	—	—	(701)	—	(701)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	(115,830)	(115,830)
Derivative hedging instrument fair value changes, net	—	—	—	—	—	—	32,974	32,974
Balance at September 30, 2018	8,000	$80	449,472	$4,495	$3,620,268	$(598,971)	$526,368	$3,552,240

	Nine Months Ended September 30, 2017
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	8,000	$80	371,854	$3,719	$3,029,062	$(572,641)	$573,682	$3,033,902
Net income	—	—	—	—	—	221,799	—	221,799
Issuance of common stock, net of expenses (1)	—	—	25,726	250	190,265	—	—	190,515
Repurchase of shares of common stock (1)	—	—	(641)	—	(5,158)	—	—	(5,158)
Equity based compensation expense	—	—	—	—	5,209	—	—	5,209
Accrued dividends attributable to stock-based awards	—	—	—	—	20	—	—	20
Dividends declared on common stock	—	—	—	—	—	(233,244)	—	(233,244)
Dividends declared on preferred stock	—	—	—	—	—	(11,250)	—	(11,250)
Dividends attributable to dividend equivalents	—	—	—	—	—	(686)	—	(686)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	39,873	39,873
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	16,671	16,671
Balance at September 30, 2017	8,000	$80	396,939	$3,969	$3,219,398	$(596,022)	$630,226	$3,257,651

(1)  For the nine months ended September 30, 2018 and 2017, includes approximately $2.0 million (250,946 shares) and $5.2 million (640,748 shares), respectively surrendered for tax purposes related to equity-based compensation awards.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2018	2017
Cash Flows From Operating Activities:
Net income	$240,922	$221,799
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of MBS, CRT securities and U.S. Treasury securities	(32,661)	(30,530)
Gain on sales of real estate owned	(6,582)	(2,844)
Gain on liquidation of residential whole loans	(18,598)	(7,178)
Other-than-temporary impairment charges	—	1,032
Accretion of purchase discounts on MBS and CRT securities, residential whole loans and MSR related assets	(64,211)	(67,065)
Amortization of purchase premiums on MBS, CRT securities, and residential whole loans	21,141	23,766
Depreciation and amortization on real estate, fixed assets and other assets	1,354	1,199
Equity-based compensation expense	3,891	5,369
Unrealized gain on residential whole loans at fair value	(26,788)	(12,499)
Unrealized losses/(gains) on MBS, CRT securities and Swaps	2,767	(11,932)
(Increase)/decrease in other assets and other	(31,018)	10,538
Increase/(decrease) in other liabilities	33	(10,248)
Net cash provided by operating activities	$90,250	$121,407

Cash Flows From Investing Activities:
Principal payments on MBS, CRT securities and MSR related assets	$1,797,012	$3,387,673
Proceeds from sales of MBS, CRT securities and U.S. Treasury securities	341,589	222,143
Purchases of MBS, CRT securities, MSR related assets and U.S. Treasury securities	(2,021,914)	(1,425,717)
Purchases of residential whole loans and capitalized advances	(2,158,105)	(391,613)
Principal payments on residential whole loans	345,917	105,549
Proceeds from sales of real estate owned	93,635	51,834
Purchases of real estate owned and capital improvements	(10,179)	(17,224)
Redemption of Federal Home Loan Bank stock	—	10,422
Additions to leasehold improvements, furniture and fixtures	(1,009)	(596)
Net cash (used in)/provided by investing activities	$(1,613,054)	$1,942,471

Cash Flows From Financing Activities:
Principal payments on repurchase agreements and other advances	$(48,988,034)	$(57,118,263)
Proceeds from borrowings under repurchase agreements	49,651,416	55,302,002
Proceeds from issuance of securitized debt	419,970	147,847
Principal payments on securitized debt	(67,945)	(9,140)
Payments made for securitization related costs	(2,472)	(1,520)
Payments made for settlements on interest rate swap agreements (“Swaps”)	(40,885)	(30,050)
Proceeds from settlements on Swaps	57,656	—
Proceeds from issuances of common stock	391,932	190,928
Payments made for costs related to common stock issuances	(350)	(412)
Dividends paid on preferred stock	(11,250)	(11,250)
Dividends paid on common stock and dividend equivalents	(239,623)	(228,982)
Net cash provided by/(used in) financing activities	$1,170,415	$(1,758,840)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(352,389)	$305,038
Cash, cash equivalents and restricted cash at beginning of period	$463,064	$318,575
Cash, cash equivalents and restricted cash at end of period	$110,675	$623,613

Non-cash Investing and Financing Activities:
Net (decrease)/increase in securities obtained as collateral/obligation to return securities obtained as collateral	$(505,850)	$131,930
Transfer from residential whole loans to real estate owned	$161,572	$97,388
Dividends and dividend equivalents declared and unpaid	$90,136	$79,605
Payable for unsettled MBS and residential whole loans purchases	$10,888	$124,006

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2018 and results of operations for all periods presented have been made.  The results of operations for the three and nine months ended September 30, 2018 should not be construed as indicative of the results to be expected for the full year.

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
SEPTEMBER 30, 2018

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

Designation

MBS that the Company generally intends to hold until maturity, but that it may sell from time to time as part of the overall management of its business, are designated as “available-for-sale” (“AFS”). Such MBS are carried at their fair value with unrealized gains and losses excluded from earnings (except when an OTTI is recognized, as discussed below) and reported in Accumulated other comprehensive income/(loss) (“AOCI”), a component of Stockholders’ Equity.

Upon the sale of an AFS security, any unrealized gain or loss is reclassified out of AOCI to earnings as a realized gain or loss using the specific identification method.

The Company has elected the fair value option for certain of its Agency MBS that it does not intend to hold to maturity. These securities are carried at their fair value with changes in fair value included in earnings for the period and reported in Other Income, net on the Company’s consolidated statements of operations.

The Company has elected the fair value option for its CRT securities as it considers this method of accounting to more appropriately reflect the risk sharing structure of these securities. Such securities are carried at their fair value with changes in fair value included in earnings for the period and reported in Other Income, net on the Company’s consolidated statements of operations.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

When the fair value of an AFS security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the impairment related to credit losses is recognized through charges to earnings with the remainder recognized through AOCI on the consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS that are assessed to be of less than high credit quality and on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, year of origination, loan-to-value ratios (“LTVs”), geographic concentrations and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes.  Impairment assessment for Non-Agency MBS that were purchased at prices close to par and/or are otherwise considered to be of high credit quality involves comparing the present value of the remaining cash flows expected to be collected against the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the instrument’s IRR.

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
SEPTEMBER 30, 2018

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

Corporate Loans

The Company has made or participated in loans to provide financing to entities that originate residential mortgage loans and own the related MSRs. These corporate loans are generally secured by certain MSRs, as well as certain other unencumbered assets owned by the borrower.

Corporate loans are recorded on the Company’s consolidated balance sheets at the drawn amount, on which interest income is recognized on an accrual basis on the Company’s consolidated statements of operations. Commitment fees received on the undrawn amount are deferred and recognized as interest income over the remaining loan term at the time of draw. At the end of the commitment period, any remaining deferred commitment fees are recorded as Other Income on the Company’s consolidated statements of operations. The Company evaluates the recoverability of its corporate loans on a quarterly basis considering various factors, including the current status of the loan, changes in the fair value of the MSRs that secure the loan and the recent financial performance of the borrower.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

An allowance for loan losses is recorded when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the loan agreement. Any required loan loss allowance would typically be measured based on fair value of the collateral securing the loan and would reduce the carrying value of the loan with a corresponding charge to earnings. Significant judgments are required in determining any allowance for loan loss, including assumptions regarding the loan cash flows expected to be collected, the value of the underlying collateral and the ability of the Company to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, interest income is recorded under the cash basis method as interest payments are received. Interest accruals are resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or it is legally discharged.

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

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  At September 30, 2018 and December 31, 2017, the Company had cash and cash equivalents of $104.2 million and $449.8 million, respectively. The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation or any other government agency, were $71.1 million and $354.0 million at September 30, 2018 and December 31, 2017, respectively.  (See Notes 7 and 14)

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties in connection with certain of the Company’s repurchase agreements that is not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to repurchase agreement counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the repurchase agreement.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its repurchase agreements of $6.5 million and $13.3 million at September 30, 2018 and December 31, 2017, respectively.  (See Notes 5(c), 6, 7 and 14)

(g)  Goodwill

At September 30, 2018 and December 31, 2017, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through September 30, 2018, the Company had not recognized any impairment against its goodwill. Goodwill is included in Other assets on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

The Company’s repurchase financings typically have terms ranging from one month to six months at inception, but may also have longer or shorter terms.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable or such collateral.  (See Notes 6, 7 and 14)

In addition to the repurchase agreement financing arrangements discussed above, as part of its financing strategy for Non-Agency MBS, the Company in prior periods entered into contemporaneous repurchase and reverse repurchase agreements with a single counterparty.  Under a typical reverse repurchase agreement, the Company buys securities from a borrower for cash and agrees to sell the same securities in the future for a price that is higher than the original purchase price.  The difference between the purchase price the Company originally paid and the sale price represents interest received from the borrower.  In contrast, the contemporaneous repurchase and reverse repurchase transactions effectively resulted in the Company pledging Non-Agency MBS as collateral to the counterparty in connection with the repurchase agreement financing and obtaining U.S. Treasury securities as collateral from the same counterparty in connection with the reverse repurchase agreement.  No net cash was exchanged between the Company and counterparty at the inception of the transactions.  Securities obtained and pledged as collateral are recorded in Other assets on the Company’s consolidated balance sheets.  Interest income is recorded on the reverse repurchase agreement and interest expense is recorded on the repurchase agreement on an accrual basis.   The Company’s liability to the counterparty in prior periods in connection with this financing arrangement is recorded in Other liabilities on the Company’s consolidated balance sheets and disclosed as “Obligation to return securities obtained as collateral, at fair value.”  (See Note 5(a))

(l)  Equity-Based Compensation

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

Beginning in 2014, the Company has made annual grants of restricted stock units (“RSUs”) certain of which cliff vest after a three-year period and others of which cliff vest after a three-year period, subject to the achievement of certain performance criteria based on a formula tied to the Company’s achievement of average total stockholder return during that three-year period, as well as the total shareholder return (“TSR”) of the Company relative to the TSR of a group of peer companies (over the three-year period) selected by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) at the date of grant. The features in these awards related to the attainment of total stockholder return over a specified period constitute a “market condition” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which is recognized as compensation expense over the relevant vesting period.  The amount of compensation expense recognized is not dependent on whether the market condition was or will be achieved.

The Company makes dividend equivalent payments in connection with certain of its equity-based awards.   A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Company’s Equity Compensation Plan (the “Equity Plan”), and they are paid in cash or other consideration at such times and in accordance with such rules, terms and conditions, as the Compensation Committee may determine in its discretion.  Payments pursuant to dividend equivalents are generally charged to Stockholders’ Equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for dividend equivalents to the extent that the attached equity awards (i) do not or are not expected to vest and (ii) grantees are not required to return payments of dividends or dividend equivalents to the Company.  (See Notes 2(m) and 13)

(m)  Earnings per Common Share (“EPS”)

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
SEPTEMBER 30, 2018

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

In addition, the Company has elected to treat certain of its subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business may be conducted through one or more TRS, its income earned by TRS may be subject to corporate income taxation. To maintain the Company’s REIT election, no more than 20% of the value of a REIT’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U.S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as a TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No deferred tax benefit was recorded by the Company for the nine months ended September 30, 2018 and 2017, as a valuation allowance for the full amount of the associated deferred tax asset was recognized as its recovery is not considered more likely than not.

 Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of September 30, 2018, December 31, 2017, or September 30, 2017. The Company filed its 2017 tax return prior to October 15, 2018. The Company’s tax returns for tax years 2015 through 2017 are open to examination.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

(p)  Derivative Financial Instruments

The Company may use a variety of derivative instruments to economically hedge a portion of its exposure to market risks, including interest rate risk and prepayment risk. The objective of the Company’s risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, the Company attempts to mitigate the risk of the cost of its variable rate liabilities increasing during a period of rising interest rates. The Company’s derivative instruments are currently comprised of Swaps, the majority of which are designated as cash flow hedges against the interest rate risk associated with its borrowings.

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

Swaps are carried on the Company’s consolidated balance sheets at fair value, in Other assets, if their fair value is positive, or in Other liabilities, if their fair value is negative.  Beginning in January 2017, variation margin payments on the Company’s Swaps that have been novated to a clearing house are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap. All of the Company’s Swaps have been novated to a central clearing house. Changes in the fair value of the Company’s Swaps designated in hedging transactions are recorded in OCI provided that the hedge remains effective.  Changes in fair value for any ineffective amount of a Swap are recognized in earnings.  The Company has not recognized any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness. Periodic payments accrued in connection with Swaps designated as hedges are included in interest expense, and are treated as an operating cash flow.

The Company discontinues hedge accounting on a prospective basis and recognizes changes in fair value through earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge is no longer appropriate. (See Notes 5(c), 7 and 14)

Changes in the fair value of the Company’s Swaps not designated in hedging transactions are recorded in Other income, net on the Company’s consolidated statement of operations.

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

In addition to the financial instruments that it is required to report at fair value, the Company has elected the fair value option for certain of its residential whole loans, Agency MBS and CRT securities at time of acquisition. Subsequent changes in the fair value of these financial instruments are reported in Other income, net, in the Company’s consolidated statements of operations. A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable. (See Notes 2(b), 2(d), 3, 4 and 14)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

 (r)  Variable Interest Entities

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
SEPTEMBER 30, 2018

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
SEPTEMBER 30, 2018

3.                   MBS, CRT Securities and MSR Related Assets

Agency and Non-Agency MBS

The Company’s MBS are comprised of Agency MBS and Non-Agency MBS which include MBS issued prior to 2008 (“Legacy Non-Agency MBS”). These MBS are secured by:  (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”), which have interest rates that reset annually or more frequently (collectively, “ARM-MBS”); and (iii) 15 and 30 year fixed-rate mortgages for Agency MBS and, for Non-Agency MBS, 30-year and longer-term fixed rate mortgages. In addition, the Company’s MBS are also comprised of MBS backed by securitized re-performing/non-performing loans (“RPL/NPL MBS”), where the cash flows of the bond may not reflect the contractual cash flows of the underlying collateral. The Company’s RPL/NPL MBS are primarily structured with a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements and Swaps.  (See Note 7)

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.  The payment of principal and/or interest on Ginnie Mae MBS is explicitly backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have been under the conservatorship of the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The following tables present certain information about the Company’s MBS and CRT securities at September 30, 2018 and December 31, 2017:

September 30, 2018

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS: (3)
Fannie Mae	$1,851,447	$70,882	$(29)	$—	$1,922,300	$1,896,739	$14,650	$(40,211)	$(25,561)
Freddie Mac	987,833	40,183	—	—	1,028,453	1,003,583	1,027	(25,897)	(24,870)
Ginnie Mae	5,028	92	—	—	5,120	5,168	48	—	48
Total Agency MBS	2,844,308	111,157	(29)	—	2,955,873	2,905,490	15,725	(66,108)	(50,383)
Non-Agency MBS:
Expected to Recover Par (4)(5)	1,343,835	41	(23,835)	—	1,320,041	1,343,272	25,146	(1,915)	23,231
Expected to Recover Less than Par (4)	2,165,454	—	(167,910)	(531,757)	1,465,787	1,991,338	525,770	(219)	525,551
Total Non-Agency MBS (6)	3,509,289	41	(191,745)	(531,757)	2,785,828	3,334,610	550,916	(2,134)	548,782
Total MBS	6,353,597	111,198	(191,774)	(531,757)	5,741,701	6,240,100	566,641	(68,242)	498,399
CRT securities (7)	495,018	9,936	(178)	—	504,776	538,945	34,173	(4)	34,169
Total MBS and CRT securities	$6,848,615	$121,134	$(191,952)	$(531,757)	$6,246,477	$6,779,045	$600,814	$(68,246)	$532,568

December 31, 2017

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS: (3)
Fannie Mae	$2,170,974	$82,271	$(40)	$—	$2,253,205	$2,246,600	$21,736	$(28,341)	$(6,605)
Freddie Mac	561,346	21,683	—	—	584,920	571,748	1,624	(14,796)	(13,172)
Ginnie Mae	6,142	112	—	—	6,254	6,333	79	—	79
Total Agency MBS	2,738,462	104,066	(40)	—	2,844,379	2,824,681	23,439	(43,137)	(19,698)
Non-Agency MBS:
Expected to Recover Par (4)(5)	1,128,808	50	(22,737)	—	1,106,121	1,132,205	26,518	(434)	26,084
Expected to Recover Less than Par (4)	2,589,935	—	(192,588)	(593,227)	1,804,120	2,401,761	597,660	(19)	597,641
Total Non-Agency MBS (6)	3,718,743	50	(215,325)	(593,227)	2,910,241	3,533,966	624,178	(453)	623,725
Total MBS	6,457,205	104,116	(215,365)	(593,227)	5,754,620	6,358,647	647,617	(43,590)	604,027
CRT securities (7)	602,799	8,887	(3,550)	—	608,136	664,403	56,290	(23)	56,267
Total MBS and CRT securities	$7,060,004	$113,003	$(218,915)	$(593,227)	$6,362,756	$7,023,050	$703,907	$(43,613)	$660,294

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at September 30, 2018 reflect Credit Reserve of $519.6 million and OTTI of $12.2 million.  Amounts disclosed at December 31, 2017 reflect Credit Reserve of $579.0 million and OTTI of $14.2 million.

(2)	Includes principal payments receivable of $438,000 and $1.9 million at September 30, 2018 and December 31, 2017, respectively, which are not included in the Principal/Current Face.

(3)
Amounts disclosed at September 30, 2018 include Agency MBS with a fair value of $746.7 million for which the fair value option has been elected. Such securities had no unrealized gains and gross unrealized losses of approximately $5.5 million at September 30, 2018. The Company did not have any Agency MBS for which the fair value option had been elected at December 31, 2017.

(4)	Based on management’s current estimates of future principal cash flows expected to be received.

(5)
Includes RPL/NPL MBS, which at September 30, 2018 had a $1.2 billion Principal/Current face, $1.2 billion amortized cost and $1.2 billion fair value. At December 31, 2017, RPL/NPL MBS had a $922.0 million Principal/Current face, $920.1 million amortized cost and $923.1 million fair value.

(6)	At September 30, 2018 and December 31, 2017, the Company expected to recover approximately 85% and 84% of the then-current face amount of Non-Agency MBS, respectively.

(7)
Amounts disclosed at September 30, 2018 includes CRT securities with a fair value of $538.9 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $34.2 million and gross unrealized losses of approximately $4,000 at September 30, 2018. Amounts disclosed at December 31, 2017 includes CRT securities with a fair value of $528.9 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $40.5 million and gross unrealized losses of approximately $23,000 at December 31, 2017.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

Sales of MBS and CRT Securities

During the nine months ended September 30, 2018, the Company sold certain Agency MBS for $75.3 million realizing losses of $3.8 million. The Company also sold certain CRT securities during the three and nine months ended September 30, 2018 for $118.9 million and $222.9 million, realizing gains of $13.0 million and $24.2 million, respectively. In addition, during the three and nine months ended September 30, 2018, the Company sold certain Non-Agency MBS for $24.3 million and $43.7 million, realizing gains of $3.4 million and $12.2 million, respectively. During the three and nine months ended September 30, 2017, the Company sold certain Non-Agency MBS for $44.5 million and $83.1 million, realizing gains of $14.9 million and $30.8 million, respectively. The Company has no continuing involvement with any of the sold MBS.

Unrealized Losses on MBS and CRT Securities

The following table presents information about the Company’s MBS and CRT securities that were in an unrealized loss position at September 30, 2018:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(Dollars in Thousands)
Agency MBS: (1)
Fannie Mae	$438,980	$4,293	105	$838,566	$35,918	251	$1,277,546	$40,211
Freddie Mac	668,566	6,020	37	298,083	19,877	103	966,649	25,897
Total Agency MBS	1,107,546	10,313	142	1,136,649	55,795	354	2,244,195	66,108
Non-Agency MBS:
Expected to Recover Par (2)	435,011	1,849	15	3,877	66	7	438,888	1,915
Expected to Recover Less than Par (2)	44,630	219	6	—	—	—	44,630	219
Total Non-Agency MBS	479,641	2,068	21	3,877	66	7	483,518	2,134
Total MBS	1,587,187	12,381	163	1,140,526	55,861	361	2,727,713	68,242
CRT securities (3)	15,754	4	4	—	—	—	15,754	4
Total MBS and CRT securities	$1,602,941	$12,385	167	$1,140,526	$55,861	361	$2,743,467	$68,246

(1)
Amounts disclosed at September 30, 2018 include Agency MBS with a fair value of $746.7 million on which the fair value option has been elected. Such securities had unrealized losses of $5.5 million at September 30, 2018.

(2)	Based on management’s current estimates of future principal cash flows expected to be received.

(3)	Amounts disclosed at September 30, 2018 represent CRT securities on which the fair value option has been elected.

At September 30, 2018, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency MBS were $66.1 million at September 30, 2018.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2018 any unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency MBS were $2.1 million at September 30, 2018. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

The Company did not recognize any credit-related OTTI losses through earnings related to its Non-Agency MBS during the three and nine months ended September 30, 2018 and three months ended September 30, 2017. The Company recognized credit-related OTTI losses through earnings related to its Non-Agency MBS of $1.0 million during the nine months ended September 30, 2017.

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

The following table presents the composition of OTTI charges recorded by the Company for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Total OTTI losses	$—	$—	$—	$(63)
OTTI reclassified from OCI	—	—	—	(969)
OTTI recognized in earnings	$—	$—	$—	$(1,032)

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(553,596)	$(202,248)	$(626,498)	$(257,967)
Impact of RMBS Issuer Settlement (2)	—	(2,734)	—	—
Accretion of discount	—	20,115	—	18,621
Realized credit losses	12,042	—	13,982	—
Purchases	(1,975)	1,368	—	(1,929)
Sales	1,552	1,974	4,620	11,244
Transfers/release of credit reserve	10,220	(10,220)	14,762	(14,762)
Balance at end of period	$(531,757)	$(191,745)	$(593,134)	$(244,793)

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(593,227)	$(215,325)	$(694,241)	$(278,191)
Impact of RMBS Issuer Settlement (2)(3)	—	(14,822)	—	—
Accretion of discount	—	54,860	—	60,461
Realized credit losses	31,443	—	39,445	—
Purchases	(2,510)	1,856	(484)	(3,449)
Sales	7,144	7,079	29,398	10,166
Net impairment losses recognized in earnings	—	—	(1,032)	—
Transfers/release of credit reserve	25,393	(25,393)	33,780	(33,780)
Balance at end of period	$(531,757)	$(191,745)	$(593,134)	$(244,793)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of approximately $2.7 million of cash proceeds (a one-time payment) received by the Company during the three and nine months ended September 30, 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by Lehman Brothers Holdings Inc.

(3)
Includes the impact of approximately $12.1 million of cash proceeds (a one-time payment) received by the Company during the nine months ended September 30, 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities.

MSR Related Assets

(a) Term Notes Backed by MSR Related Collateral

At September 30, 2018 and December 31, 2017, the Company had $505.2 million and $381.8 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

At September 30, 2018, these term notes had an amortized cost of $504.3 million, gross unrealized gains of approximately $922,000, a weighted average yield of 5.15% and a weighted average term to maturity of 4.5 years. At December 31, 2017, the term notes had an amortized cost of $381.0 million, unrealized gains of $804,000, a weighted average yield of 5.80% and a weighted average term to maturity of 3.4 years.

(b) Corporate Loans

The Company has made or participated in loans to provide financing to entities that originate residential mortgage loans and own the related MSRs. These corporate loans are secured by MSRs, as well as certain other unencumbered assets owned by the borrower.

During the three months ended September 30, 2018, the Company participated in a loan where the Company committed to lend $100.0 million of which approximately $60.1 million was drawn at September 30, 2018. At September 30, 2018, the coupon paid by the borrower on the drawn amount is 5.64%, the remaining term associated with the loan is 1.9 years and the remaining commitment period on any undrawn amount is 1.9 years. During the remaining commitment period, the Company receives a commitment fee between 0.25% and 1.0% based on the undrawn amount of the loan.

In December 2016, the Company entered into a loan agreement under the terms of which it had committed to lend $130.0 million, of which approximately $124.2 million was drawn at March 31, 2018. This loan was paid in full during the three months ended June 30, 2018, at which time any remaining commitment was extinguished.

For the three and nine months ended September 30, 2018, the Company recognized interest income on its corporate loans of $138,000 and $3.8 million including discount accretion and commitment fee income of $19,000 and $1.3 million, respectively. In addition, the Company recorded $136,000 of Other Income consisting of deferred commitment fees recognized upon repayment of a corporate loan during the nine months ended September 30, 2018. For the three and nine months ended September 30, 2017, the Company recognized interest income on its corporate loans of approximately $2.1 million and $5.7 million including discount accretion and commitment fee income of approximately $76,000 and $212,000, respectively.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$548,551	$668,223	$620,648	$620,403
Unrealized loss on Agency MBS, net	(9,177)	(3,032)	(27,507)	(22,241)
Unrealized (loss)/gain on Non-Agency MBS, net	(25,101)	10,020	(62,743)	93,429
Reclassification adjustment for MBS sales included in net income	(9,455)	(14,935)	(25,580)	(30,283)
Reclassification adjustment for OTTI included in net income	—	—	—	(1,032)
Change in AOCI from AFS securities	(43,733)	(7,947)	(115,830)	39,873
Balance at end of period	$504,818	$660,276	$504,818	$660,276

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

Interest Income on MBS, CRT Securities and MSR Related Assets

The following table presents the components of interest income on the Company’s MBS, CRT securities and MSR related assets for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Agency MBS
Coupon interest	$21,549	$23,473	$62,546	$74,589
Effective yield adjustment (1)	(7,217)	(7,940)	(19,751)	(24,575)
Interest income	$14,332	$15,533	$42,795	$50,014

Legacy Non-Agency MBS
Coupon interest	$27,026	$30,688	$83,791	$97,796
Effective yield adjustment (2)(3)	18,984	18,005	53,648	59,033
Interest income	$46,010	$48,693	$137,439	$156,829

RPL/NPL MBS
Coupon interest	$11,526	$13,947	$31,167	$54,475
Effective yield adjustment (1)(4)	1,131	612	1,206	1,424
Interest income	$12,657	$14,559	$32,373	$55,899

CRT securities
Coupon interest	$7,257	$7,868	$23,484	$19,712
Effective yield adjustment (2)	491	808	2,455	3,186
Interest income	$7,748	$8,676	$25,939	$22,898

MSR related assets
Coupon interest	$6,407	$7,117	$19,005	$17,621
Effective yield adjustment (1)	—	77	1,244	212
Interest income	$6,407	$7,194	$20,249	$17,833

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
(3) Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously been purchased at a discount of $2.3 million during the three months ended September 30, 2018 and $2.3 million and $1.7 million during the nine months ended September 30, 2018 and 2017, respectively.
(4) Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously been purchased at a discount of $1.1 million and $575,000 during the three months ended September 30, 2018 and 2017, respectively and $1.2 million during each of the nine months ended September 30, 2018 and 2017, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

4.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at September 30, 2018 and December 31, 2017 are approximately $3.9 billion and $2.2 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes.

Residential Whole Loans, at Carrying Value

The following table presents the components of the Company’s Residential whole loans, at carrying value at September 30, 2018 and December 31, 2017:

(Dollars In Thousands)	September 30, 2018	December 31, 2017
Purchased credit impaired loans	$825,614	$790,879
Other loans at carrying value:
Non-QM loans	989,818	55,612
Rehabilitation loans	329,301	56,706
Single-family rental loans	79,699	5,319
Seasoned performing loans	247,135	—
Total other loans at carrying value	$1,645,953	$117,637
Total Residential whole loans, at carrying value	$2,471,567	$908,516

Number of loans	9,900	4,800

The following table presents additional information regarding the Company’s Residential whole loans, at carrying value at September 30, 2018:

September 30, 2018

	Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Aging by UPB
							Past Due Days
(Dollars In Thousands)						Current	30-59	60-89	90+
Purchased credit impaired loans	$825,614	$1,034,890	4.36%	304	87%	N/A	N/A	N/A	N/A
Other loans at carrying value:(3)
Non-QM loans	989,818	956,162	6.18	358	66	$944,564	$8,564	$1,865	$1,169
Rehabilitation loans	329,301	329,301	7.51	9	65	309,951	12,836	3,620	2,894
Single-family rental loans	79,699	79,563	5.84	355	68	78,172	870	—	521
Seasoned performing loans	240,362	260,770	4.05	194	49	239,025	20,373	635	737
Residential whole loans, at carrying value, total or weighted average	$2,464,794	$2,660,686	5.46%	278
(1) Weighted average is calculated based on the interest bearing principal balance of each loan within the related category. For loans acquired with servicing rights released by the seller, interest rates included in the calculation do not reflect loan servicing fees. For loans acquired with servicing rights retained by the seller, interest rates included in the calculation are net of servicing fees.
(2) LTV represents the ratio of the total unpaid principal balance of the loan, to the estimated value of the collateral securing the related loan. For Rehabilitation loans, the LTV generally represents the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated after repaired value of the collateral securing the related loan. For certain Rehabilitation loans, an after repaired valuation is not obtained during loan underwriting. For these loans, the LTV represents the ratio of the current unpaid principal balance of the loan, to the “as is” estimated value of the collateral securing the related loan.
(3) Excluded from the table above are approximately $6.8 million of other loans held at carrying value for which the closing of the purchase transaction had not occurred as of September 30, 2018.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

Purchased Credit Impaired Loans

As of September 30, 2018, the Company had established an allowance for loan losses of approximately $461,000 on its purchased credit impaired loans held at carrying value. For the three and nine months ended September 30, 2018, a provision for loan losses of approximately $164,000 and $131,000 was recorded, respectively, which is included in Operating and Other expense on the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2017, a net reversal of provision for loan losses of approximately $57,000 and $672,000 was recorded, respectively.

The following table presents the activity in the Company’s allowance for loan losses on its purchased credit impaired loans held at carrying value for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Balance at the beginning of period	$297	$375	$330	$990
Provisions/(reversal of provisions) for loan losses	164	(57)	131	(672)
Balance at the end of period	$461	$318	$461	$318

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the purchased credit impaired loans held at carrying value acquired by the Company for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)
(In Thousands)	2018	2017	2018	2017
Contractually required principal and interest	$154,911	$185,234	$154,911	$185,234
Contractual cash flows not expected to be collected (non-accretable yield)	(15,378)	(33,448)	(15,378)	(33,448)
Expected cash flows to be collected	139,533	151,786	139,533	151,786
Interest component of expected cash flows (accretable yield)	(41,947)	(53,916)	(41,947)	(53,916)
Fair value at the date of acquisition	$97,586	$97,870	$97,586	$97,870

(1)
Included in the activity presented for the three and nine months ended September 30, 2018 and 2017 are approximately $54.9 million and $97.9 million of purchase credit impaired loans held at carrying value the Company committed to purchase during the three months ended June 30, 2018 and 2017, but for which the closing of the purchase transaction occurred during the three months ended September 30, 2018 and 2017, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The following table presents accretable yield activity for the Company’s purchased credit impaired loans held at carrying value for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)
(In Thousands)	2018	2017	2018	2017
Balance at beginning of period	$401,075	$318,125	$421,872	$334,379
Additions	41,947	53,916	41,947	53,916
Accretion	(11,198)	(9,026)	(33,139)	(26,219)
Liquidations and other	(8,378)	—	(23,388)	—
Reclassifications (to)/from non-accretable difference, net	9,694	303	25,848	1,242
Balance at end of period	$433,140	$363,318	$433,140	$363,318

(1)
Included in the activity presented for the three and nine months ended September 30, 2018 and 2017 are approximately $54.9 million and $97.9 million of purchase credit impaired loans held at carrying value the Company committed to purchase during the three months ended June 30, 2018 and 2017, but for which the closing of the purchase transaction occurred during the three months ended September 30, 2018 and 2017, respectively.

Accretable yield for purchased credit impaired residential whole loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represent the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from non-accretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and non-accretable yield and the accretion of interest income are based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded during the three and nine months ended September 30, 2018 is not necessarily indicative of future results.

Other Loans at Carrying Value

As of September 30, 2018, there were ten loans held at carrying value, that have been placed on non-accrual status as they are more than 90 days delinquent and had not yet become current with respect to the contractually required payments under the loan. Such loans have an unpaid balance of approximately $5.3 million. These non-performing loans represent approximately 0.3% of the total outstanding principal balance of all of the Company’s Other Loans at Carrying Value. Management has assessed the recoverability of these loans and based on estimates of the value of the underlying collateral, no allowance for loan loss reserves has been recorded as of September 30, 2018.

In connection with purchased Rehabilitation loans, the Company has unfunded commitments of $43.9 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

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

The following table presents information regarding the Company’s residential whole loans held at fair value at September 30, 2018 and December 31, 2017:

(Dollars in Thousands)	September 30, 2018 (1)	December 31, 2017
Less than 60 Days Past Due:
Outstanding principal balance	$585,024	$488,600
Aggregate fair value	$544,890	$446,616
Weighted Average LTV Ratio (2)	76.17%	74.98%
Number of loans	2,775	2,323

60 Days to 89 Days Past Due:
Outstanding principal balance	$70,018	$45,955
Aggregate fair value	$62,043	$37,927
Weighted Average LTV Ratio (2)	77.62%	89.25%
Number of loans	319	207

90 Days or More Past Due:
Outstanding principal balance	$972,488	$1,027,818
Aggregate fair value	$840,634	$840,572
Weighted Average LTV Ratio (2)	89.48%	94.50%
Number of loans	3,416	3,984
Total Residential whole loans, at fair value	$1,447,567	$1,325,115

(1)	Excluded from the table above are approximately $1.8 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of September 30, 2018.

(2)
LTV represents the ratio of the total unpaid principal balance of the loan, to the estimated value of the collateral securing the related loan. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the components of Net gain on residential whole loans held at fair value for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Coupon payments and other income received (1)	$17,634	$9,824	$52,034	$27,971
Net unrealized gains	8,442	5,289	26,788	12,499
Net gain on payoff/liquidation of loans	3,251	1,456	10,203	3,076
Net gain on transfers to REO	5,615	2,110	16,858	5,114
Total	$34,942	$18,679	$105,883	$48,660

(1) Primarily includes coupon interest payments received upon the liquidation of previously delinquent mortgage loans, recurring coupon interest payments received on mortgage loans that are contractually current, and cash payments received from private mortgage insurance on liquidated loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

5.    Other Assets

The following table presents the components of the Company’s Other assets at September 30, 2018 and December 31, 2017:

(In Thousands)	September 30, 2018	December 31, 2017
Securities obtained and pledged as collateral, at fair value	$—	$504,062
REO	223,105	152,356
MBS and loan related receivables	101,578	54,640
Swaps, at fair value	22,311	679
Goodwill	7,189	7,189
Other	51,886	23,983
Total Other Assets	$406,069	$742,909

(a)  Securities Obtained and Pledged as Collateral/Obligation to Return Securities Obtained as Collateral

In connection with its financing strategy for Non-Agency MBS, in prior periods the Company obtained securities as collateral under collateralized financing arrangements.  Securities obtained as collateral in connection with these transactions are recorded at fair value, with a liability, representing the obligation to return the collateral obtained, recorded in Other liabilities.  While beneficial ownership of securities obtained remains with the counterparty, the Company had the right to transfer the collateral obtained or to pledge it as part of a subsequent collateralized financing transaction. During the three months ended September 30, 2018, these financing arrangements were unwound and the related securities obtained as collateral were returned to the counterparty.

(b) Real Estate Owned

At September 30, 2018, the Company had 979 REO properties with an aggregate carrying value of $223.1 million. At December 31, 2017, the Company had 709 REO properties with an aggregate carrying value of $152.4 million.

During the three and nine months ended September 30, 2018, the Company reclassified to REO 240 and 795 mortgage loans, respectively at an aggregate estimated fair value less estimated selling costs of $58.1 million and $161.6 million, respectively, at the time of transfer. During the three and nine months ended September 30, 2017, the Company reclassified to REO 174 and 521 mortgage loans, respectively at an aggregate estimated fair value less estimated selling cost of $38.9 million and $97.4 million, respectively, at the time of transfer. Such transfers occur when the Company takes possession of the property by foreclosing on the borrower or completes a “deed-in-lieu of foreclosure” transaction. From time to time, the Company also acquires REO in connection with transactions to acquire residential whole loans.

At September 30, 2018, $214.4 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $48.7 million of residential whole loans held at carrying value and $720.1 million of residential whole loans held at fair value at September 30, 2018.

During the three and nine months ended September 30, 2018, the Company sold 157 and 537 REO properties for consideration of $29.9 million and $96.0 million, realizing net gains of approximately $2.0 million and $6.6 million, respectively. During the three and nine months ended September 30, 2017, the Company sold 139 and 368 REO properties for consideration of $18.4 million and $53.0 million, realizing net gain of approximately $805,000 and $2.8 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations. In addition, following an updated assessment of liquidation amounts expected to be realized that was performed on all REO held at the end of the third quarters of 2018 and 2017, downward adjustments of approximately $4.1 million and $3.1 million were recorded to reflect certain REO properties at the lower of cost or estimated fair value as of September 30, 2018 and 2017, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The following table presents the activity in the Company’s REO for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Balance at beginning of period	$192,162	$104,443	$152,356	$80,503
Adjustments to record at lower of cost or fair value	(4,056)	(3,129)	(11,592)	(7,306)
Transfer from residential whole loans (1)	58,051	38,944	161,572	97,388
Purchases and capital improvements	4,897	15,342	10,179	17,224
Disposals	(27,949)	(17,621)	(89,410)	(49,830)
Balance at end of period	$223,105	$137,979	$223,105	$137,979

(1)  Includes net gain recorded on transfer of approximately $5.8 million and $2.8 million, for the three months ended September 30, 2018 and 2017, respectively; and approximately $17.0 million and $5.3 million for the nine months ended September 30, 2018 and 2017, respectively.

(c) Derivative Instruments

The Company’s derivative instruments are currently comprised of Swaps, the majority of which are designated as cash flow hedges against the interest rate risk associated with its borrowings. In addition, in connection with managing risks associated with purchases of longer duration Agency MBS, the Company has also entered into Swaps that are not designated as hedges for accounting purposes. The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at September 30, 2018 and December 31, 2017:

			September 30, 2018		December 31, 2017
Derivative Instrument (1)	Designation	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Swaps	Hedging	Other assets	$2,122,000	$18,650	$750,000	$679
Swaps	Hedging	Other liabilities	$—	$—	$1,800,000	$—
Swaps	Non-Hedging	Other assets	$515,000	$3,661	$—	$—

(1) Represents Swaps executed bilaterally with a counterparty in the over-the-counter market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties.

Swaps

The following table presents the assets pledged as collateral against the Company’s Swap contracts at September 30, 2018 and December 31, 2017:

(In Thousands)	September 30, 2018	December 31, 2017
Agency MBS, at fair value	$2,877	$21,756
Restricted cash	—	6,405
Total assets pledged against Swaps	$2,877	$28,161

Swaps designated as hedges, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At September 30, 2018, all of the Company’s derivatives that were designated in a hedging relationship were deemed effective for hedging purposes.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company did not recognize any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness during the three and nine months ended September 30, 2018 and 2017.

At September 30, 2018, the Company had Swaps with an aggregate notional amount of $2.6 billion and extended 32 months on average with a maximum term of approximately 121 months.

The following table presents information about the Company’s Swaps at September 30, 2018 and December 31, 2017:

	September 30, 2018			December 31, 2017
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$—	—%	—%
Over 30 days to 3 months	—	—	—	—	—	—
Over 3 months to 6 months	100,000	1.71	2.21	50,000	1.45	1.56
Over 6 months to 12 months	100,000	1.71	2.21	500,000	1.50	1.46
Over 12 months to 24 months	1,630,000	2.27	2.20	200,000	1.71	1.54
Over 24 months to 36 months	322,000	2.34	2.17	1,500,000	2.22	1.51
Over 36 months to 48 months	—	—	—	200,000	2.20	1.53
Over 48 months to 60 months	355,000	2.85	2.28	—	—	—
Over 60 months to 72 months	—	—	—	100,000	2.75	1.50
Over 72 months to 84 months	—	—	—	—	—	—
Over 84 months	130,000	2.94	2.32	—	—	—
Total Swaps	$2,637,000	2.35%	2.21%	$2,550,000	2.04%	1.50%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2018	2017	2018	2017
Interest expense attributable to Swaps	$547	$5,310	$4,187	$19,606
Weighted average Swap rate paid	2.19%	2.04%	2.09%	1.96%
Weighted average Swap rate received	2.09%	1.23%	1.86%	1.00%

During the three and nine months ended September 30, 2018, the Company recorded net gains on Swaps not designated in hedging relationships of $4.0 million and $4.4 million, respectively. These amounts are included in Other income, net on the Company’s consolidated statements of operations. All of the Company’s Swaps were designated in hedging relationships during the three and nine months ended September 30, 2017.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
AOCI from derivative hedging instruments:
Balance at beginning of period	$16,160	$(35,841)	$(11,424)	$(46,721)
Net gain on Swaps	5,390	5,791	32,974	16,671
Balance at end of period	$21,550	$(30,050)	$21,550	$(30,050)

6.      Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and bear interest that is generally LIBOR-based.  (See Notes 2(k) and 7)  At September 30, 2018, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 25 days and an effective repricing period of 11 months, including the impact of related Swaps.  At December 31, 2017, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 16 days and an effective repricing period of 11 months, including the impact of related Swaps.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at September 30, 2018 and December 31, 2017:

(Dollars in Thousands)	September 30, 2018	December 31, 2017
Repurchase agreement borrowings secured by Agency MBS	$2,584,097	$2,501,340
Fair value of Agency MBS pledged as collateral under repurchase agreements	$2,792,396	$2,705,754
Weighted average haircut on Agency MBS (1)	4.48%	4.65%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS	$1,592,067	$1,256,033
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements	$2,075,540	$1,652,983
Weighted average haircut on Legacy Non-Agency MBS (1)	21.70%	21.87%
Repurchase agreement borrowings secured by RPL/NPL MBS	$913,249	$567,140
Fair value of RPL/NPL MBS pledged as collateral under repurchase agreements	$1,161,568	$726,540
Weighted average haircut on RPL/NPL MBS (1)	21.22%	22.05%
Repurchase agreements secured by U.S. Treasuries	$—	$470,334
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$—	$472,095
Weighted average haircut on U.S. Treasuries (1)	—%	1.47%
Repurchase agreements secured by CRT securities	$405,168	$459,058
Fair value of CRT securities pledged as collateral under repurchase agreements	$504,931	$595,900
Weighted average haircut on CRT securities (1)	19.73%	22.16%
Repurchase agreements secured by MSR related assets	$435,762	$317,255
Fair value of MSR related assets pledged as collateral under repurchase agreements	$565,272	$482,158
Weighted average haircut on MSR related assets (1)	22.56%	33.19%
Repurchase agreements secured by residential whole loans (2)	$1,347,946	$1,043,747
Fair value of residential whole loans pledged as collateral under repurchase agreements (3)	$1,888,445	$1,474,704
Weighted average haircut on residential whole loans (1)	21.93%	26.10%

(1)	Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.
(2) Excludes $19,000 and $206,000 of unamortized debt issuance costs at September 30, 2018 and December 31, 2017, respectively.
(3) At September 30, 2018 includes Non-Agency MBS with an aggregate fair value of $27.0 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation.

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$6,985,487	3.01%	$6,161,008	2.39%
Over 30 days to 3 months	29,501	2.48	453,899	2.76
Over 3 months to 12 months	263,301	3.09	—	—
Total repurchase agreements	7,278,289	3.01%	6,614,907	2.42%
Less debt issuance costs	19		206
Total repurchase agreements less debt issuance costs	$7,278,270		$6,614,701

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements, all of which are accounted for as secured borrowings, at September 30, 2018, and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	September 30, 2018
Contractual Maturity	Overnight	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 months	Total
(Dollars in Thousands)
Agency MBS	$—	$2,570,990	$13,107	$—	$—	$2,584,097
Legacy Non-Agency MBS	—	1,544,995	47,072	—	—	1,592,067
RPL/NPL MBS	—	887,087	26,162	—	—	913,249
CRT securities	—	399,064	6,104	—	—	405,168
MSR related assets	—	342,704	93,058	—	—	435,762
Residential whole loans	—	267,129	376,936	703,881	—	1,347,946
Total (1)	$—	$6,011,969	$562,439	$703,881	$—	$7,278,289

Weighted Average Interest Rate	—%	2.85%	3.73%	3.80%	—%	3.01%

Gross amount of recognized liabilities for repurchase agreements in Note 8						$7,278,289
Amounts related to repurchase agreements not included in offsetting disclosure in Note 8						$—

(1)	Excludes $19,000 of unamortized debt issuance costs at September 30, 2018.

Undrawn Financing Commitment

In connection with the financing of MSR related assets, the Company has obtained a financing commitment of up to $75.0 million, of which $45.1 million was utilized and was outstanding as of September 30, 2018. The Company pays a commitment fee ranging from 0.125% to 0.5% of the undrawn amount, depending on the amount of financing utilized.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The Company had repurchase agreement borrowings with 28 and 31 counterparties at September 30, 2018 and December 31, 2017. The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2018:

	September 30, 2018
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Barclay's Bank	BBB/Aa3/A	$346,185	4	9.8%
Goldman Sachs (3)	BBB+/A3/A	305,862	1	8.6
Wells Fargo (4)	A+/Aa2/AA-	252,651	5	7.1
RBC (5)	AA-/Aa2/AA	243,731	1	6.9

(1)	As rated at September 30, 2018 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

(3)	Includes $171.3 million at risk with Goldman Sachs Bank USA and $134.6 million at risk with Goldman Sachs Lending Partners.

(4)	Includes $241.0 million at risk with Wells Fargo Bank, NA and $11.7 million at risk with Wells Fargo Securities LLC.

(5)	Includes $237.6 million at risk with RBC Barbados and $6.1 million at risk with RBC New York. Counterparty ratings are not published for RBC Barbados and RBS Capital Market LLC.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The following table summarizes the fair value of the Company’s collateral positions, which includes collateral pledged and collateral held, with respect to its borrowings under repurchase agreements, reverse repurchase agreements and derivative hedging instruments at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(In Thousands)	Assets Pledged	Collateral Held	Assets Pledged	Collateral Held
Derivative Hedging Instruments:
Agency MBS	$2,877	$—	$21,756	$—
Cash (1)	—	—	6,405	—
	2,877	—	28,161	—
Repurchase Agreement Borrowings:
Agency MBS	2,792,396	—	2,705,754	—
Legacy Non-Agency MBS (2)	2,075,540	—	1,652,983	—
RPL/NPL MBS	1,161,568	—	726,540	—
U.S. Treasury securities	—	—	472,095	—
CRT securities	504,931	—	595,900	—
MSR related assets	565,272	—	482,158	—
Residential whole loans (3)	1,888,445	—	1,474,704	—
Cash (1)	6,489	—	6,902	—
	8,994,641	—	8,117,036	—
Reverse Repurchase Agreements:
U.S. Treasury securities	—	—	—	504,062
	—	—	—	504,062
Total	$8,997,518	$—	$8,145,197	$504,062

(1)  Cash pledged as collateral is reported as Restricted cash on the Company’s consolidated balance sheets.
(2)  In addition, at December 31, 2017 $688.1 million of Legacy Non-Agency MBS were pledged as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.
(3) At September 30, 2018 includes Non-Agency MBS with an aggregate fair value of $27.0 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation.

The following table presents detailed information about the Company’s assets pledged as collateral pursuant to its borrowings under repurchase agreements and derivative hedging instruments at September 30, 2018:

	September 30, 2018
	Assets Pledged Under Repurchase Agreements			Assets Pledged Against Derivative Hedging Instruments			Total Fair Value of Assets Pledged and Accrued Interest
(In Thousands)	Fair Value	Amortized Cost	Accrued Interest on Pledged Assets	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Assets
Agency MBS	$2,792,396	$2,842,022	$8,527	$2,877	$3,036	$7	$2,803,807
Legacy Non-Agency MBS	2,075,540	1,548,906	8,531	—	—	—	2,084,071
RPL/NPL MBS	1,161,568	1,162,829	984	—	—	—	1,162,552
CRT securities	504,931	472,217	436	—	—	—	505,367
MSR related assets	565,272	564,350	644	—	—	—	565,916
Residential whole loans (1)(2)	1,888,445	1,861,387	8,485	—	—	—	1,896,930
Cash (3)	6,489	6,489	—	—	—	—	6,489
Total	$8,994,641	$8,458,200	$27,607	$2,877	$3,036	$7	$9,025,132

(1)
Includes residential whole loans held at carrying value with an aggregate fair value of $1.2 billion and aggregate amortized cost of $1.1 billion and residential whole loans held at fair value with an aggregate fair value and amortized cost of $685.1 million.

(2)
Includes Non-Agency MBS with an aggregate fair value and amortized cost of $27.0 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation.

(3)	Cash pledged as collateral is reported as “Restricted cash” on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

8.    Offsetting Assets and Liabilities

The following tables present information about certain assets and liabilities that are subject to master netting arrangements (or similar agreements) and may potentially be offset on the Company’s consolidated balance sheets at September 30, 2018 and December 31, 2017:

Offsetting of Financial Assets and Derivative Assets

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments	Cash Collateral Received
September 30, 2018
Swaps, at fair value	$22,311	$—	$22,311	$(22,311)	$—	$—
Total	$22,311	$—	$22,311	$(22,311)	$—	$—

December 31, 2017
Swaps, at fair value	$679	$—	$679	$(679)	$—	$—
Total	$679	$—	$679	$(679)	$—	$—

Offsetting of Financial Liabilities and Derivative Liabilities

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
(In Thousands)				Financial Instruments (1)	Cash Collateral Pledged (1)
September 30, 2018
Swaps, at fair value (2)	$—	$—	$—	$—	$—	$—
Repurchase agreements (3)(4)	7,278,289	—	7,278,289	(7,271,800)	(6,489)	—
Total	$7,278,289	$—	$7,278,289	$(7,271,800)	$(6,489)	$—

December 31, 2017
Swaps, at fair value (2)	$—	$—	$—	$—	$—	$—
Repurchase agreements (3)(4)	6,614,907	—	6,614,907	(6,608,005)	(6,902)	—
Total	$6,614,907	$—	$6,614,907	$(6,608,005)	$(6,902)	$—

(1) Amounts disclosed in the Financial Instruments column of the above table represent collateral pledged that is available to be offset against liability balances associated with repurchase agreements.  Amounts disclosed in the Cash Collateral Pledged column of the above table represent amounts pledged as collateral against repurchase agreements.
(2) The fair value of securities pledged against the Company’s Swaps was $2.9 million and $21.8 million at September 30, 2018 and December 31, 2017, respectively. Beginning in January 2017, variation margin payments on the Company’s cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap.
(3) The fair value of financial instruments pledged against the Company’s repurchase agreements was $9.0 billion and $8.1 billion at September 30, 2018 and December 31, 2017, respectively.
(4) Excludes $19,000 and $206,000 of unamortized debt issuance costs at September 30, 2018 and December 31, 2017, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

9. Other Liabilities

The following table presents the components of the Company’s Other liabilities at September 30, 2018 and December 31, 2017:

(In Thousands)	September 30, 2018	December 31, 2017
Securitized debt (1)	$714,203	$363,944
Obligation to return securities held as collateral, at fair value	—	504,062
Senior Notes	96,805	96,773
Dividends and dividend equivalents payable	90,136	79,771
Accrued interest payable	11,630	12,263
Payable for unsettled MBS and residential whole loans purchases	10,888	—
Accrued expenses and other	27,821	21,584
Total Other Liabilities	$951,483	$1,078,397

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

The Senior Notes are the Company’s senior unsecured obligations and are subordinate to all of the Company’s secured indebtedness, which includes the Company’s repurchase agreements and other financing arrangements, to the extent of the value of the collateral securing such indebtedness.

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

(b) Representations and Warranties in Connection with Loan Securitization Transactions

In connection with the loan securitization transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles upon breach of certain representations and warranties. As of September 30, 2018, the Company had no reserve established for repurchases of loans and was not aware of any material unsettled repurchase claims that would require the establishment of such a reserve.  (See Note 15)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

(c) Corporate Loan

The Company has participated in a loan to provide financing to an entity that originates loans and owns MSRs. The loan is secured by certain MSRs, as well as certain other unencumbered assets owned by the borrower. Under the terms of the participation agreement, the Company has committed to provide financing of $100.0 million of which approximately $60.1 million was drawn at September 30, 2018. (See Note 3)

(d) Rehabilitation Loan Commitments

At September 30, 2018, the Company had unfunded commitments of $43.9 million in connection with its purchased Rehabilitation loans. (See Note 4)

(e) MBS Purchase Commitments

At September 30, 2018, the Company had a commitment to purchase a Non-Agency MBS at an estimated price of $2.3 million. The expected settlement amount is included in the Non-Agency MBS balances presented at fair value on the Company’s consolidated balance sheets, with a corresponding liability recorded in Other liabilities and included in Payable for unsettled MBS and residential whole loan purchases.

(f) Residential Whole Loan Purchase Commitments

At September 30, 2018, the Company has agreed, subject to the completion of due diligence and customary closing conditions, to purchase residential whole loans with an aggregate estimated purchase price of $8.6 million, of which $6.8 million is presented in other loans held at carrying value and $1.8 million in residential whole loans held at fair value with a corresponding liability recorded in Other liabilities and included in Payable for unsettled MBS and residential whole loan purchases.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2018 through September 30, 2018:

Declaration Date	Record Date	Payment Date	Dividend Per Share
August 20, 2018	September 7, 2018	September 28, 2018	$0.46875
May 17, 2018	June 4, 2018	June 29, 2018	0.46875
February 20, 2018	March 2, 2018	March 30, 2018	0.46875

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2018 through September 30, 2018:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
September 13, 2018	October 1, 2018	October 31, 2018	$0.20	(1)
June 7, 2018	June 29, 2018	July 31, 2018	0.20
March 7, 2018	March 29, 2018	April 30, 2018	0.20

(1)  At September 30, 2018, the Company had accrued dividends and dividend equivalents payable of $90.1 million related to the common stock dividend declared on September 13, 2018.

(c) Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through public offerings during the nine months ended September 30, 2018 and the year ended December 31, 2017.

Share Issue Date	Shares Issued		Gross Proceeds Per Share	Gross Proceeds
(In Thousands, Except Per Share Amounts)
August 7, 2018	50,875	(1)	$7.78	$395,807	(1)
May 10, 2017	23,000		7.85	180,550	(2)

(1) Includes approximately 875,000 shares issued on September 5, 2018 pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company incurred approximately $6.5 million of underwriting discounts and related expenses in connection with this equity offering.
(2) The Company incurred approximately $2.3 million of underwriting discounts and related expenses in connection with this equity offering.

(d) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 16, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At September 30, 2018, approximately 11.9 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and nine months ended September 30, 2018, the Company issued 64,731 and 302,264 shares of common stock through the DRSPP, raising net proceeds of approximately $519,000 and $2.2 million, respectively.  From the inception of

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

the DRSPP in September 2003 through September 30, 2018, the Company issued 33,978,241 shares pursuant to the DRSPP, raising net proceeds of $283.7 million.

(e)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2018.  At September 30, 2018, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

(f)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI
Balance at beginning of period	$548,551	$16,160	$564,711	$620,648	$(11,424)	$609,224
OCI before reclassifications	(34,278)	5,390	(28,888)	(90,250)	32,974	(57,276)
Amounts reclassified from AOCI (1)	(9,455)	—	(9,455)	(25,580)	—	(25,580)
Net OCI during the period (2)	(43,733)	5,390	(38,343)	(115,830)	32,974	(82,856)
Balance at end of period	$504,818	$21,550	$526,368	$504,818	$21,550	$526,368

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017			Nine Months Ended September 30, 2017
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI
Balance at beginning of period	$668,223	$(35,841)	$632,382	$620,403	$(46,721)	$573,682
OCI before reclassifications	6,988	5,791	12,779	71,188	16,671	87,859
Amounts reclassified from AOCI (1)	(14,935)	—	(14,935)	(31,315)	—	(31,315)
Net OCI during the period (2)	(7,947)	5,791	(2,156)	39,873	16,671	56,544
Balance at end of period	$660,276	$(30,050)	$630,226	$660,276	$(30,050)	$630,226

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(9,455)	$(25,580)	Net gain on sales of investment securities
Total AFS Securities	$(9,455)	$(25,580)
Total reclassifications for period	$(9,455)	$(25,580)

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and nine months ended September 30, 2017:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(14,935)	$(30,283)	Net gain on sales of investment securities
OTTI recognized in earnings	—	(1,032)	Net impairment losses recognized in earnings
Total AFS Securities	$(14,935)	$(31,315)
Total reclassifications for period	$(14,935)	$(31,315)

On securities for which OTTI had been recognized in prior periods, the Company did not have any unrealized losses recorded in AOCI at September 30, 2018 and December 31, 2017.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2018	2017	2018	2017
Numerator:
Net income	$87,132	$63,805	$240,922	$221,799
Dividends declared on preferred stock	(3,750)	(3,750)	(11,250)	(11,250)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(472)	(409)	(1,393)	(1,299)
Net income to common stockholders - basic and diluted	$82,910	$59,646	$228,279	$209,250

Denominator:
Weighted average common shares for basic and diluted earnings per share (1)	428,713	396,698	408,614	385,282
Basic and diluted earnings per share	$0.19	$0.15	$0.56	$0.54

(1)
At September 30, 2018, the Company had approximately 2.2 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2018, as their inclusion would have been anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $6.72. These equity instruments may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count towards this limit.  At September 30, 2018, approximately 5.7 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1.5 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of September 30, 2018 are designated to be settled in shares of the Company’s common stock.  The Company did not grant any RSUs during the three months ended September 30, 2018 and 2017 and granted 843,802 and 898,945 during the nine months ended September 30, 2018 and 2017, respectively. There were 20,000 RSUs forfeited during the nine months ended September 30, 2018. There were no RSUs forfeited during the nine months ended September 30, 2017. All RSUs outstanding at September 30, 2018 may be entitled to receive dividend

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled.  At September 30, 2018 and December 31, 2017, the Company had unrecognized compensation expense of $6.2 million and $4.1 million, respectively, related to RSUs.  The unrecognized compensation expense at September 30, 2018 is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock

The Company did not award any shares of restricted common stock during the nine months ended September 30, 2018 and 2017. At September 30, 2018, the Company did not have any unvested shares of restricted common stock outstanding.

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

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
RSUs	$1,082	$1,836	$3,891	$5,194
Restricted shares of common stock	—	74	—	175
Total	$1,082	$1,910	$3,891	$5,369

(b)  Employment Agreements

At September 30, 2018, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Non-employee directors	$(22)	$125	$—	$339
Total	$(22)	$125	$—	$339

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through September 30, 2018 and December 31, 2017 that had not been distributed and the Company’s associated liability for such deferrals at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,100	$2,420	$1,688	$2,056
Total	$2,100	$2,420	$1,688	$2,056

(1)  Represents the cumulative amounts that were deferred by participants through September 30, 2018 and December 31, 2017, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended September 30, 2018 and 2017, the Company recognized expenses for matching contributions of $89,000 and $87,500, respectively, and $282,000 and $262,500 for the nine months ended September 30, 2018 and 2017, respectively.

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
SEPTEMBER 30, 2018

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

Term Notes Backed by MSR Related Collateral

The Company’s valuation process for term notes backed by MSR related collateral considers a number of factors, including a comparable bond analysis performed by a third-party pricing service which involves determining a pricing spread at issuance of the term note. The pricing spread is used at each subsequent valuation date to determine an implied yield to maturity of the term note, which is used to derive an indicative market value for the security. This indicative market value is further reviewed by the Company and may be adjusted to ensure it reflects a realistic exit price at the valuation date given the structural features of these securities. At September 30, 2018, the indicative implied yields used in the valuation of these securities ranged from 4.9% to 6.2%. The weighted average indicative yield to maturity was 5.62%. Other factors taken into consideration include indicative values provided by repurchase agreement counterparties, estimated changes in fair value of the related underlying MSR collateral and the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient. As this process includes significant unobservable inputs, these securities are classified as Level 3 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

Residential Whole Loans, at Fair Value

The Company determines the fair value of its residential whole loans held at fair value after considering valuations obtained from a third-party that specializes in providing valuations of residential mortgage loans. The valuation approach applied generally depends on whether the loan is considered performing or non-performing at the date the valuation is performed. For performing loans, estimates of fair value are derived using a discounted cash flow approach, where estimates of cash flows are determined from the scheduled payments, adjusted using forecasted prepayment, default and loss given default rates. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, expected costs and home price appreciation. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset. Indications of loan value such as actual trades, bids, offers and generic market color may be used in determining the appropriate discount yield. The Company’s residential whole loans held at fair value are classified as Level 3 in the fair value hierarchy.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at September 30, 2018

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$2,905,490	$—	$2,905,490
Non-Agency MBS	—	3,334,610	—	3,334,610
CRT securities	—	538,945	—	538,945
Term notes backed by MSR related collateral	—	—	505,195	505,195
Residential whole loans, at fair value	—	—	1,449,365	1,449,365
Securities obtained and pledged as collateral	—	—	—	—
Swaps	—	22,311	—	22,311
Total assets carried at fair value	$—	$6,801,356	$1,954,560	$8,755,916
Liabilities:
Obligation to return securities obtained as collateral	$—	$—	$—	$—
Total liabilities carried at fair value	$—	$—	$—	$—

Fair Value at December 31, 2017

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$2,824,681	$—	$2,824,681
Non-Agency MBS	—	3,533,966	—	3,533,966
CRT securities	—	664,403	—	664,403
Term notes backed by MSR related collateral	—	—	381,804	381,804
Residential whole loans, at fair value	—	—	1,325,115	1,325,115
Securities obtained and pledged as collateral	504,062	—	—	504,062
Swaps	—	679	—	679
Total assets carried at fair value	$504,062	$7,023,729	$1,706,919	$9,234,710
Liabilities:
Obligation to return securities obtained as collateral	$504,062	$—	$—	$504,062
Total liabilities carried at fair value	$504,062	$—	$—	$504,062

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and nine months ended September 30, 2018 and 2017 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value (1)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017
Balance at beginning of period	$1,468,540	$744,072	$1,325,115	$814,682
Purchases and capitalized advances (2)	76,566	284,930	393,867	295,094
Changes in fair value recorded in Net gain on residential whole loans held at fair value	8,442	5,289	26,788	12,499
Collection of principal, net of liquidation gains/losses	(54,331)	(17,670)	(155,199)	(53,366)
Repurchases	(561)	(257)	(1,623)	(1,013)
Transfer to REO	(51,089)	(33,214)	(141,381)	(84,746)
Balance at end of period	$1,447,567	$983,150	$1,447,567	$983,150

(1)
Excludes approximately $1.8 million and $120.4 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of September 30, 2018 and 2017, respectively.

(2)
Included in the activity presented for the three and nine months ended September 30, 2018 and 2017 are approximately $34.4 million and$92.7 million of loans the Company committed to purchase during the three months ended June 30, 2018 and year ended December 31, 2017, but for which the closing of the purchase transaction occurred during the three and nine months ended September 30, 2018 and 2017, respectively.

The following table presents additional information for the three and nine months ended September 30, 2018 and 2017 about the Company’s investments in term notes backed by MSR related collateral held at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Term Notes Backed by MSR Related Collateral
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2018	2017	2018	2017 (1)
Balance at beginning of period	$381,390	$273,961	$381,804	$—
Purchases	290,042	161,000	439,392	311,000
Collection of principal	(166,120)	(123,961)	(316,120)	(140,980)
Changes in unrealized gain/losses	(117)	563	119	563
Transfers from Level 2 to Level 3 (1)	—	—	—	140,980
Balance at end of period	$505,195	$311,563	$505,195	$311,563

(1)
Investments in term notes backed by MSR related collateral were transferred from Level 2 to Level 3 during the nine months ended September 30, 2017 as there had been very limited secondary market trading in these securities since issuance. Transfers between levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

The Company did not transfer any assets or liabilities from one level to another during the three and nine months ended September 30, 2018 and the three months ended September 30, 2017.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of September 30, 2018 and December 31, 2017:

	September 30, 2018
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$693,874	Discounted cash flow	Discount rate	5.3%	4.5-8.0%
			Prepayment rate	3.8%	0.0-13.5%
			Default rate	2.7%	0.0-31.0%
			Loss severity	13.0%	0.0-100.0%

	$683,566	Liquidation model	Discount rate	8.2%	6.1-50.0%
			Annual change in home prices	3.3%	(1.0)-11.8%
			Liquidation timeline (in years)	1.8	0.1-4.5
			Current value of underlying properties (3)	$767	$2-$7,950
Total	$1,377,440

	December 31, 2017
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$358,871	Discounted cash flow	Discount rate	5.5%	4.5-13.0%
			Prepayment rate	4.1%	1.15-15.1%
			Default rate	2.9%	0.0-6.5%
			Loss severity	13.8%	0.0-100.0%

	$592,940	Liquidation model	Discount rate	8.0%	6.1-50.0%
			Annual change in home prices	2.5%	(8.0)-8.8%
			Liquidation timeline (in years)	1.6	0.1-4.5
			Current value of underlying properties (3)	$772	$0-$9,900
Total	$951,811

(1) Excludes approximately $70.1 million and $373.3 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at September 30, 2018 and December 31, 2017, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately$378,000 and $336,000 as of September 30, 2018 and December 31, 2017, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Agency MBS	$2,905,490	$2,905,490	$2,824,681	$2,824,681
Non-Agency MBS	3,334,610	3,334,610	3,533,966	3,533,966
CRT securities	538,945	538,945	664,403	664,403
MSR related assets	565,272	565,272	492,080	493,026
Residential whole loans, at carrying value	2,471,567	2,549,927	908,516	988,688
Residential whole loans, at fair value	1,449,365	1,449,365	1,325,115	1,325,115
Securities obtained and pledged as collateral	—	—	504,062	504,062
Cash and cash equivalents	104,186	104,186	449,757	449,757
Restricted cash	6,489	6,489	13,307	13,307
Swaps	22,311	22,311	679	679
Financial Liabilities (1):
Repurchase agreements	7,278,270	7,289,006	6,614,701	6,623,255
Securitized debt	714,203	713,783	363,944	366,109
Obligation to return securities obtained as collateral	—	—	504,062	504,062
Senior Notes	96,805	100,791	96,773	103,729

(1) Carrying value of securitized debt, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis discussed on pages 45-50, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table that are not reported at fair value on a recurring basis:

Residential Whole Loans, at Carrying Value:  The Company generally determines the fair value of its residential whole loans held at carrying value using the same approach applied for residential whole loans held at fair value. Given the short duration of the Company’s Rehabilitation loans, these investments are determined to have a carrying value which approximates fair value. The Company’s residential whole loans held at carrying value are classified as Level 3 in the fair value hierarchy.

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At September 30, 2018 and December 31, 2017, the Company’s money market funds were invested in securities issued by the U.S. Government or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value.

Corporate Loans: The Company determines the fair value of its Corporate loans after considering recent past and expected future loan performance, recent financial performance of the borrower and estimates of the current value of the underlying collateral, which includes certain MSRs and other assets of the borrower that are pledged to secure the borrowing. The Company’s investment in Corporate loans are classified as Level 3 in the fair value hierarchy.

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
SEPTEMBER 30, 2018

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

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. At September 30, 2018 and December 31, 2017, the Company’s REO had an aggregate carrying value of $223.1 million and $152.4 million, and an aggregate estimated fair value of $246.0 million and $175.8 million, respectively. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

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

Loan Securitization Transactions

In July 2018, as part of a loan securitization transaction, the Company sold residential whole loans with an aggregate unpaid principal balance of $347.7 million to an entity that the Company consolidates as a VIE. In connection with the transaction, third-party investors purchased $236.0 million face amount of senior bonds (“Senior Bonds”) with a coupon rate of 4.164%. As a result of this transaction, the Company acquired $101.7 million face amount of non-rated certificates issued by the securitization vehicle, and received $236.0 million in cash, excluding expenses, accrued interest, and underwriting fees.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018

The following table summarizes the key details of the loan securitization transactions the Company has been involved in to date:

(Dollars in Thousands)	September 30, 2018		December 31, 2017
Aggregate unpaid principal balance of residential whole loans sold	$1,290,029		$620,924
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$802,817		$382,847
Outstanding amount of Senior Bonds	$714,203	(1)	$363,944	(1)
Weighted average fixed rate for Senior Bonds issued	3.65%	(2)	3.14%	(2)
Face amount of Senior Support Certificates received by the Company (3)	$275,174		$127,001
Cash received	$802,815		$382,845

(1)	Net of $4.1 million and $2.3 million of deferred financing costs at September 30, 2018 and December 31, 2017, respectively.

(2)
At September 30, 2018 and December 31, 2017, $604.7 million and $233.7 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by 300 basis points at 36 months from issuance if the bond is not redeemed before such date.

(3)	Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

As of September 30, 2018 and December 31, 2017, as a result of the transactions described above, securitized loans with a carrying value of approximately $215.1 million and $183.2 million are included in “Residential whole loans, at carrying value,” securitized loans with a fair value of approximately $723.8 million and $289.3 million are included in “Residential whole loans, at fair value,” and REO with a carrying value approximately $61.0 million and $5.5 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of September 30, 2018 and December 31, 2017, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $714.2 million and $363.9 million, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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
SEPTEMBER 30, 2018

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of September 30, 2018 and December 31, 2017 are a total of $3.9 billion and $2.2 billion of residential whole loans, of which approximately $2.5 billion and $908.5 million are reported at carrying value and $1.4 billion and $1.3 billion are reported at fair value, respectively. In addition, at September 30, 2018 and December 31, 2017, the Company had REO with an aggregate carrying value of $223.1 million and $152.4 million, and an aggregate estimated fair value of $246.0 million and $175.8 million, respectively. The inclusion of these assets arises from the Company’s interests in certain trusts established to acquire the loans and entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated. During the three and nine months ended September 30, 2018, the Company recognized interest income from residential whole loans reported at carrying value of approximately $29.5 million and $61.8 million, respectively. During the three and nine months ended September 30, 2017, the Company recognized interest income from residential whole loans reported at carrying value of approximately $9.0 million and $26.2 million, respectively. These amounts are included in Interest Income on the Company’s consolidated statements of operations. In addition, the Company recognized net gains on residential whole loans held at fair value during the three and nine months ended September 30, 2018 of approximately $34.9 million and $105.9 million, respectively. During the three and nine months ended September 30, 2017, the Company recognized net gains on residential whole loans held at fair value $18.7 million and $48.7 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations. (See Note 4)

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market (i.e., fair) value of our MBS, residential whole loans, CRT securities and other assets; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in our portfolio and an increase of which could require us to reinvest the proceeds received by us as a result of such prepayments in investments with lower coupons; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans securing our Non-Agency MBS and relating to our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on Non-Agency MBS and residential whole loans and the extent of prepayments, realized losses and changes in the composition of our Agency MBS, Non-Agency MBS and residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; targeted or expected returns on our investments in recently-originated loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, prepayment risk, credit risk and financing cost associated with such investments; risks associated with our investments in MSR related assets, including servicing, regulatory and economic risks, and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At September 30, 2018, we had total assets of approximately $11.8 billion, of which $6.2 billion, or 53.0%, represented our MBS portfolio.  At such date, our MBS portfolio was comprised of $2.9 billion of Agency MBS and $3.3 billion of Non-Agency MBS, which includes $2.2 billion of Legacy Non-Agency MBS and $1.2 billion of RPL/NPL MBS that are primarily structured with a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. These RPL/NPL MBS are primarily backed by securitized re-performing and non-performing loans. In addition, at September 30, 2018, we had approximately $3.9 billion in residential whole loans acquired through interests in certain trusts established to acquire the loans, which represented approximately 33% of our total assets. During the third quarter of 2018 we continued to experience growth in our residential whole loan portfolio, which has been our fasting growing asset class over the last several quarters. In particular during the third quarter, our growth in this asset class was primarily through purchases or commitments to purchase newly or previously originated performing loans. Such loans, which as of September 30, 2018 comprise approximately 40% of our residential whole loans, include : (i) loans to finance (or refinance) one-to-four family residential properties and are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). Our remaining investment-related assets were primarily comprised of MSR related assets, CRT securities, cash and cash equivalents (including restricted cash), REO and MBS and loan-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive residential mortgage assets.  In recent periods, the impact on our results from changes in market values of certain financial instruments for which changes in fair value are recorded in net income each period, such as certain residential whole loans, Agency MBS, CRT securities and Swaps not designated as hedges, has increased. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our MBS, the behavior of which involves various risks and uncertainties.  Interest rates and conditional prepayment rates (or CPRs) (which measure the amount of unscheduled principal prepayment on a bond as a percentage of the bond balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of mortgages collateralizing a particular MBS, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on Agency MBS and Legacy Non-Agency MBS may differ significantly.  For the three months ended September 30, 2018, our Agency MBS portfolio experienced a weighted average CPR of 16.8%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 16.8%. Over the last consecutive eight quarters, ending with September 30, 2018, the monthly weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 18.4% experienced during the month ended July 31, 2017 to a low of 13.5%, experienced during the month ended March 31, 2018, with an average CPR over such quarters of 16.2%.

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

It is our business strategy to hold our residential mortgage assets as long-term investments.  On at least a quarterly basis, excluding investments for which the fair value option has been elected or for which specialized loan accounting is otherwise applied, we assess our ability and intent to continue to hold each asset and, as part of this process, we monitor our MBS, CRT securities and MSR related assets that are designated as AFS for OTTI. A change in our ability and/or intent to continue to hold any of these securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At September 30, 2018, we had net unrealized gains on our Non-Agency MBS of $548.8 million, comprised of gross unrealized gains of $550.9 million and gross unrealized losses of $2.1 million, and net unrealized losses of $50.4 million on our Agency MBS, comprised of gross unrealized losses of $66.1 million and gross unrealized gains of $15.7 million. At September 30, 2018, we did not intend to sell any securities in our portfolio that are designated as AFS and that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our residential mortgage assets.  Our residential mortgage investments have longer-term contractual maturities than our borrowings under repurchase agreements.  Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at September 30, 2018 were comprised of Swaps.

The majority of our Swap derivative instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  While these Swaps do not extend the maturities of the associated repurchase agreement being hedged; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.

Recent Market Conditions and Our Strategy

At September 30, 2018, our residential mortgage asset portfolio, which includes MBS, residential whole loans and REO, CRT securities and MSR related assets was approximately $11.5 billion compared to $10.2 billion at June 30, 2018. For the remainder of 2018 we expect to continue to seek investment opportunities primarily focused on residential whole loans, as well as RPL/NPL MBS and MSR related assets as market opportunities arise.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended September 30, 2018:

(In Millions)	June 30, 2018	Runoff (1)	Acquisitions	Other (2)	September 30, 2018	Change
Residential whole loans and REO	$3,601	$(188)	$707	$24	$4,144	$543
RPL/NPL MBS	909	(192)	446	(1)	1,162	253
MSR related assets	381	(166)	350	—	565	184
CRT securities	571	(3)	84	(113)	539	(32)
Legacy Non-Agency MBS	2,335	(145)	2	(19)	2,173	(162)
Agency MBS	2,363	(192)	758	(24)	2,905	542
Totals	$10,160	$(886)	$2,347	$(133)	$11,488	$1,328

(1)	Primarily includes principal repayments, cash collections on purchased credit impaired loans and sales of REO.

(2)
Primarily includes sales, changes in fair value, net premium amortization/discount accretion and adjustments to record lower of cost or estimated fair value adjustments on REO. During the three months ended September 30, 2018, we sold certain CRT securities for $118.9 million, realizing gains of $13.0 million and sold certain Non-Agency MBS for $24.3 million, realizing gains of $3.4 million.

At September 30, 2018, our total recorded investment in residential whole loans and REO was $4.1 billion, or 36.1% of our residential mortgage asset portfolio. Of this amount, (i) $2.5 billion is presented as Residential whole loans, at carrying value (of which $825.6 million were purchased credit impaired loans and $1.6 billion were other loans held at carrying value), and (ii) $1.4 billion as Residential whole loans, at fair value, in our consolidated balance sheets. For the three months ended September 30, 2018, we recognized approximately $29.5 million of income on residential whole loans held at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 5.89% (excluding servicing costs). In addition, we recorded a net gain on residential whole loans held at fair value of $34.9 million in Other Income, net in our consolidated statements of operations for the three months ended September 30, 2018. At September 30, 2018 and June 30, 2018, we had REO with an aggregate carrying value of $223.1 million and $192.2 million, respectively, which is included in Other assets on our consolidated balance sheets.

At the end of the third quarter of 2018, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the third quarter of 2017, due to upward resets on securities within the portfolio, purchases of higher yielding Agency MBS and the impact of the removal from the portfolio of Agency MBS sold during 2018.  As a result, the coupon yield on our Agency MBS portfolio increased to 3.32% for the three months ended September 30, 2018, from 2.98% for the three months ended September 30, 2017, and the net Agency MBS yield increased to 2.21% for the three months ended September 30, 2018 from 1.97% for the three months ended September 30, 2017. The net yield for our Legacy Non-Agency MBS portfolio was 10.76% for the three months ended September 30, 2018 compared to 8.93% for the three months ended September 30, 2017.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and changes in interest rates since the third quarter of the prior year, higher accretion income recognized in the current quarter due to the impact of redemptions of certain securities that had been previously purchased at a discount as well as the impact of the cash proceeds received during 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities. The net yield for our RPL/NPL MBS portfolio was 5.01% for the three months ended September 30, 2018 compared to 4.43% for the three months ended September 30, 2017.  The increase in the net yield reflects an increase in the average coupon yield to 4.56% for the three months ended September 30, 2018 from 4.24% for the three months ended September 30, 2017 and higher accretion income recognized in the current quarter due to the impact of redemptions of certain securities that had been previously purchased at a discount.

We believe that our $531.8 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows for our existing Legacy Non-Agency MBS portfolio.  In addition, while the majority of our Legacy Non-Agency MBS will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted amortized cost of 69% of face value at September 30, 2018. Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency portfolio. Home price appreciation during the past few years has generally been driven by a combination of limited housing supply due partly to low levels of new home construction, low mortgage rates and demographic-driven U.S. household formation. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Further, during 2017 and the nine months ended September 30, 2018, we have also observed faster voluntary prepayment (i.e., prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio. As a result, during the three months ended September 30, 2018, $10.2 million was transferred from Credit Reserve to accretable discount.  This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Legacy Non-Agency MBS. We believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

Our book value per common share was $7.46 as of September 30, 2018, a decline from book value per common share of $7.54 as of June 30, 2018. This decrease was primarily due to lower unrealized gains on Legacy Non-Agency MBS and higher unrealized losses on Agency MBS, which were partially offset by an increase in the fair value of Swaps.

During the three months ended September 30, 2018, we issued approximately 50.9 million shares of common stock in a public offering, generating net proceeds of approximately $389.4 million. While the majority of proceeds raised have been deployed by the end of the quarter primarily through purchases of additional mortgage related assets, we expect to continue to focus on optimizing our capital structure through the use of leverage as we pursue additional investment opportunities going forward.

Repurchase agreement funding for our residential mortgage investments continued to be available to us from multiple counterparties during the third quarter of 2018.  Typically, repurchase agreement funding involving credit-sensitive investments is available at terms requiring higher collateralization and higher interest rates than for repurchase agreement funding involving Agency MBS.  At September 30, 2018, our debt consisted of borrowings under repurchase agreements with 28 counterparties, securitized debt, Senior Notes outstanding and payable for unsettled purchases, resulting in a debt-to-equity multiple of 2.3 times.  (See table on page 76 under Results of Operations that presents our quarterly leverage multiples since September 30, 2017.)

In July 2018, as part of a loan securitization transaction, we sold residential whole loans with an aggregate unpaid principal balance of $347.7 million to an entity that we consolidate as a VIE. In connection with the transaction, third-party investors purchased $236.0 million face amount of senior bonds with a coupon rate of 4.1637%. As a result of this transaction, we acquired $101.7 million face amount of non-rated certificates issued by the securitization vehicle, and received $236.0 million in cash, excluding expenses, accrued interest, and underwriting fees.

At September 30, 2018, we have access to various sources of liquidity which we estimate to be in excess of $412.1 million. This amount includes (i) $104.2 million of cash and cash equivalents; (ii) $188.2 million in estimated financing available from unpledged Agency MBS and from other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $119.7 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. In addition, we have $1.1 billion of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets including loan securitization. With access to multiple sources of liquidity and potential financing opportunities for unencumbered residential whole loans, we believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.

Information About Our Assets

The table below presents certain information about our asset allocation at September 30, 2018:

ASSET ALLOCATION

	Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (1)		Credit Risk Transfer Securities		MSR Related Assets		Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		Other, net (3)	Total
(Dollars in Millions)
Fair Value/Carrying Value	$2,905		$2,173		$1,162		$539		$565		$2,472		$1,449		$387	$11,652
Less Payable for Unsettled Purchases	—		(2)		—		—		—		(7)		(2)		—	(11)
Less Repurchase Agreements	(2,584)		(1,592)		(913)		(405)		(436)		(893)		(455)		—	(7,278)
Less Securitized Debt	—		—		—		—		—		(173)		(541)		—	(714)
Less Senior Notes	—		—		—		—		—		—		—		(97)	(97)
Net Equity Allocated	$321		$579		$249		$134		$129		$1,399		$451		$290	$3,552
Debt/Net Equity Ratio (4)	8.0	x	2.8	x	3.7	x	3.0	x	3.4	x	0.8	x	2.2	x		2.3	x

(1)
RPL/NPL MBS are backed primarily by securitized re-performing and non-performing loans. The securities are primarily structured such that the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
Includes $825.6 million of purchased credit impaired loans, $989.8 million of Non-QM loans, $329.3 million of Rehabilitation loans, $79.7 million of Single-family rental loans and $247.1 million of Seasoned performing loans. At September 30, 2018, the total fair value of these loans is estimated to be approximately $2.5 billion.

(3)	Includes cash and cash equivalents and restricted cash, other assets and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements, securitized debt and payable for unsettled purchases as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity Ratio also includes Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of September 30, 2018 and December 31, 2017:

September 30, 2018

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$732,119	104.4%	98.9%	$724,409	77	2.98%	11.5%
Generic	141,324	104.4	100.4	141,937	85	3.51	11.8
Total 15-Year Fixed Rate	$873,443	104.4%	99.2%	$866,346	78	3.06%	11.5%

30-Year Fixed Rate:
Generic	$723,041	104.0%	103.3%	$746,658	3	4.50%	8.7%
Total 30-Year Fixed Rate	$723,041	104.0%	103.3%	$746,658	3	4.50%	8.7%

Hybrid	$1,183,989	103.5%	103.6%	$1,226,396	104	3.70%	22.0%
CMO/Other	$63,835	102.5%	102.8%	$65,652	207	3.84%	13.7%
Total Portfolio	$2,844,308	103.9%	102.1%	$2,905,052	73	3.71%	16.8%

December 31, 2017

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$948,225	104.3%	101.7%	$964,373	67	2.95%	10.3%
Generic	172,862	104.4	103.1	178,210	76	3.51	9.3
Total 15-Year Fixed Rate	$1,121,087	104.3%	101.9%	$1,142,583	68	3.04%	10.2%

Hybrid	$1,540,431	103.5%	103.9%	$1,601,107	96	3.27%	17.1%
CMO/Other	$76,944	102.5%	102.8%	$79,100	198	3.22%	9.9%
Total Portfolio	$2,738,462	103.8%	103.1%	$2,822,790	88	3.17%	14.1%

(1)	Does not include principal payments receivable of $438,000 and $1.9 million at September 30, 2018 and December 31, 2017, respectively.

(2)	Weighted average is based on MBS current face at September 30, 2018 and December 31, 2017, respectively.

(3)	Low loan balance represents MBS collateralized by mortgages with an original loan balance of less than or equal to $175,000.

The following table presents certain information regarding our fixed-rate Agency MBS as of September 30, 2018 and December 31, 2017:

September 30, 2018

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$425,636	104.1%	97.5%	$414,790	70	3.02%	100%	9.9%
3.0%	195,769	105.9	99.2	194,183	74	3.49	100	12.7
3.5%	4,080	103.5	100.7	4,106	95	4.17	100	14.0
4.0%	213,626	103.5	102.1	218,066	94	4.40	81	13.8
4.5%	34,332	105.3	102.5	35,201	98	4.88	34	9.9
Total 15-Year Fixed Rate	$873,443	104.4%	99.2%	$866,346	78	3.54%	93%	11.5%

30-Year Fixed Rate:
4.5%	$723,041	104.0%	103.3%	$746,658	3	5.17%	—%	8.7%
Total 30-Year Fixed Rate	$723,041	104.0%	103.3%	$746,658	3	5.17%	—%	8.7%
Total Fixed Rate Portfolio	$1,596,484	104.2%	101.0%	$1,613,004	44	4.28%	51%	11.0%

December 31, 2017

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$579,002	104.0%	100.5%	$581,867	60	3.04%	100%	9.3%
3.0%	231,325	105.9	102.2	236,316	66	3.49	100	9.5
3.5%	5,403	103.5	103.4	5,586	86	4.18	100	23.0
4.0%	263,447	103.5	104.3	274,783	85	4.40	80	12.4
4.5%	41,910	105.2	105.1	44,031	89	4.88	34	10.2
Total 15-Year Fixed Rate	$1,121,087	104.3%	101.9%	$1,142,583	68	3.52%	93%	10.2%

(1)	Does not include principal payments receivable of $438,000 and $1.9 million at September 30, 2018 and December 31, 2017, respectively.

(2)	Weighted average is based on MBS current face at September 30, 2018 and December 31, 2017, respectively.

(3)
Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000.  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of September 30, 2018 and December 31, 2017:

September 30, 2018

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid
Agency 3/1	$71,402	102.6%	105.0%	$74,952	3.99%	148	5	—%	15.2%
Agency 5/1	$506,821	103.3%	104.5%	$529,421	4.07%	115	6	15%	23.4%
Agency 7/1	436,654	103.7	103.5	452,069	3.42	93	8	20	25.0
Agency 10/1	169,112	104.3	100.5	169,954	3.18	84	38	59	12.3
Total Hybrids	$1,183,989	103.5%	103.6%	$1,226,396	3.70%	104	11	22%	22.0%

December 31, 2017

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid
Agency 3/1	$92,790	102.5%	104.9%	$97,314	3.44%	138	6	8%	16.8%
Agency 5/1	$661,581	103.3%	104.5%	$691,660	3.45%	107	5	23%	17.5%
Agency 7/1	589,843	103.6	103.6	611,207	3.06	84	11	28	18.4
Agency 10/1	196,217	104.2	102.4	200,926	3.16	75	46	57	12.0
Total Hybrids	$1,540,431	103.5%	103.9%	$1,601,107	3.27%	96	13	28%	17.1%

(1)	Does not include principal payments receivable of $438,000 and $1.9 million at September 30, 2018 and December 31, 2017, respectively.

(2)	Weighted average is based on MBS current face at September 30, 2018 and December 31, 2017, respectively.

(3)
Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	Interest only represents MBS backed by mortgages currently in their interest-only period. Percentage is based on MBS current face at September 30, 2018 and December 31, 2017, respectively.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at September 30, 2018 and December 31, 2017:

(In Thousands)	September 30, 2018		December 31, 2017
Non-Agency MBS
Face/Par	$3,509,289		$3,718,743
Fair Value	3,334,610		3,533,966
Amortized Cost	2,785,828		2,910,241
Purchase Discount Designated as Credit Reserve and OTTI	(531,757)	(1)	(593,227)	(2)
Purchase Discount Designated as Accretable	(191,745)		(215,325)
Purchase Premiums	41		50

(1)	Includes discount designated as Credit Reserve of $519.6 million and OTTI of $12.2 million.

(2)	Includes discount designated as Credit Reserve of $579.0 million and OTTI of $14.2 million.

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(553,596)	$(202,248)	$(626,498)	$(257,967)
Impact of RMBS Issuer Settlement (2)	—	(2,734)	—	—
Accretion of discount	—	20,115	—	18,621
Realized credit losses	12,042	—	13,982	—
Purchases	(1,975)	1,368	—	(1,929)
Sales	1,552	1,974	4,620	11,244
Transfers/release of credit reserve	10,220	(10,220)	14,762	(14,762)
Balance at end of period	$(531,757)	$(191,745)	$(593,134)	$(244,793)

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(593,227)	$(215,325)	$(694,241)	$(278,191)
Impact of RMBS Issuer Settlement (2)(3)	—	(14,822)	—	—
Accretion of discount	—	54,860	—	60,461
Realized credit losses	31,443	—	39,445	—
Purchases	(2,510)	1,856	(484)	(3,449)
Sales	7,144	7,079	29,398	10,166
Net impairment losses recognized in earnings	—	—	(1,032)	—
Transfers/release of credit reserve	25,393	(25,393)	33,780	(33,780)
Balance at end of period	$(531,757)	$(191,745)	$(593,134)	$(244,793)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of approximately $2.7 million of cash proceeds (a one-time payment) received by the Company during the three and nine months ended September 30, 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by Lehman Brothers Holdings Inc.

(3)
Includes the impact of approximately $12.1 million of cash proceeds (a one-time payment) received by the Company during the nine months ended September 30, 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities.

The following table presents information with respect to the yield components of our Non-Agency MBS for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018		Three Months Ended September 30, 2017
	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS
Non-Agency MBS
Coupon Yield (1)	6.32%	4.56%	5.63%	4.24%
Effective Yield Adjustment (2)	4.44	0.45	3.30	0.19
Net Yield	10.76%	5.01%	8.93%	4.43%

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

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at September 30, 2018 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total MBS
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$—	—%	$43	1.95%	$530,680	1.97%	$1,391,577	2.20%	$1,922,300	$1,896,739	2.13%
Freddie Mac	—	—	—	—	382,608	1.79	645,845	4.29	1,028,453	1,003,583	3.36
Ginnie Mae	—	—	—	—	89	3.31	5,031	2.99	5,120	5,168	3.00
Total Agency MBS	$—	—%	$43	1.95%	$913,377	1.90%	$2,042,453	2.86%	$2,955,873	$2,905,490	2.56%
Non-Agency MBS	$—	—%	$312,399	4.25%	$2,554	4.50%	$2,470,875	8.54%	$2,785,828	$3,334,610	8.05%
Total MBS	$—	—%	$312,442	4.25%	$915,931	1.91%	$4,513,328	5.97%	$5,741,701	$6,240,100	5.23%

CRT Securities

At September 30, 2018, our total investment in CRT securities was $538.9 million, with a net unrealized gain of $34.2 million, a weighted average yield of 5.75% and a weighted average time to maturity of 10.6 years. At December 31, 2017, our total investment in CRT securities was $664.4 million, with a net unrealized gain of $56.3 million, a weighted average yield of 6.02% and weighted average time to maturity of 9.2 years.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loans held by consolidated trusts and certain entities established in connection with our loan securitization transactions at September 30, 2018 and does not reflect estimates of prepayments or scheduled amortization. For purchased credit impaired loans held at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Purchased Credit Impaired Loans, at Carrying Value	Other Loans, at Carrying Value (1)	Residential Whole Loans, at Fair Value (1)
Amount due:
Within one year	$604	$270,163	$8,769
After one year:
Over one to five years	4,421	61,462	9,848
Over five years	820,589	1,307,555	1,428,950
Total due after one year	$825,010	$1,369,017	$1,438,798
Total residential whole loans	$825,614	$1,639,180	$1,447,567

(1)
Excludes approximately $6.8 million of other loans held at carrying value and $1.8 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of September 30, 2018.

The following table presents, at September 30, 2018, the dollar amount of certain of our residential whole loans contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Other Loans, at Carrying Value (1)(2)	Residential Whole Loans, at Fair Value (1)(2)
Interest rates:
Fixed	$301,687	$819,414
Adjustable	1,067,330	619,384
Total	$1,369,017	$1,438,798

(1)	Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of September 30, 2018.

(2)
Excludes approximately $6.8 million of other loans held at carrying value and $1.8 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of September 30, 2018.

Information is not presented for purchased credit impaired loans held at carrying value as income is recognized based on pools of assets with similar risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than on the contractual coupons of the underlying loans.

Exposure to Financial Counterparties

We finance a significant portion of our residential mortgage assets with repurchase agreements. In connection with these financing arrangements, we pledge our assets as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 3% to 5% of the amount borrowed for Agency MBS collateral, up to 30% for Non-Agency MBS and MSR related asset collateral, and up to 33% for residential whole loan collateral. Consequently, while repurchase agreement financing results in our recording a liability to the counterparty in our consolidated balance sheets, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

The table below summarizes our exposure to our counterparties at September 30, 2018, by country:

Country	Number of Counterparties	Repurchase Agreement Financing	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
United Kingdom	2	$753,870	$352,240	2.99%
Switzerland	3	696,878	140,747	1.19
France	2	559,749	132,315	1.12
Holland	1	92,679	5,957	0.05
Total European	8	2,103,176	631,259	5.35%
Other Countries:
United States	13	$3,492,950	$792,178	6.72%
Canada (4)	2	884,458	243,731	2.07
Japan (5)	3	364,436	26,377	0.22
South Korea	1	320,016	26,237	0.22
China (5)	1	113,253	11,784	0.10
Total Other	20	5,175,113	1,100,307	9.33%
Total	28	$7,278,289	$1,731,566	14.68%

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

(4)
Includes Canada-based counterparties as well as U.S.-domiciled subsidiaries of Canadian parent entities. In the case of one counterparty, also includes exposure of $237.6 million to a Barbados-based affiliate of the Canadian parent entity.

(5)	Exposure is to U.S.-domiciled subsidiary of the Japanese or Chinese parent entity, as the case may be.

At September 30, 2018, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Current period estimated taxable income

We estimate that for the nine months ended September 30, 2018, our taxable income was approximately $257.7 million. Based on dividends paid or declared during the nine months ended September 30, 2018, we have undistributed taxable income of approximately $47.8 million, or $0.11 per share. We have until the filing of our 2018 tax return (due not later than October 15, 2019) to declare the distribution of any 2018 REIT taxable income not previously distributed.

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

Results of Operations

Quarter Ended September 30, 2018 Compared to the Quarter Ended September 30, 2017

General

For the third quarter of 2018, we had net income available to our common stock and participating securities of $83.4 million, or $0.19 per basic and diluted common share, compared to net income available to common stock and participating securities of $60.1 million, or $0.15 per basic and diluted common share, for the third quarter of 2017. The increase in net income available to common stock and participating securities and the increase of this item on a per share basis primarily reflects higher net gains on our residential whole loans held at fair value and higher net interest income driven by increased investment in residential whole loans held at carrying value. In addition, operating and other expenses were higher in the prior year period primarily due to non-recurring expenses in relation to our contractual obligation to accelerate the vesting of certain share based awards and to make a death benefit payment to the estate of our former Chief Executive Officer.

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

For the third quarter of 2018, our net interest spread and margin were 2.41% and 2.82%, respectively, compared to a net interest spread and margin of 2.02% and 2.54%, respectively, for the third quarter of 2017. Our net interest income increased by $2.7 million, or 4.8%, to $58.6 million for the third quarter of 2018, from $55.9 million for the third quarter of 2017.  Current quarter net interest income on residential whole loans held at carrying value increased by approximately $16.0 million compared to the third quarter of 2017, primarily due increased investment in these assets. This increase was partially offset by a decrease of approximately $3.8 million in net interest income from Agency MBS and Non-Agency MBS compared to the third quarter of 2017, primarily due to lower average amounts invested in these securities and higher Agency MBS funding costs, partially offset by higher yields earned on Legacy Non-Agency MBS. In addition, net interest income also includes $10.6 million of interest expense associated with residential whole loans held at fair value, reflecting a $6.0 million increase in borrowing costs related to these investments compared to the third quarter of 2017. Coupon interest income received from residential whole loans held at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended September 30, 2018 and 2017.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended September 30,
	2018				2017
(Dollars in Thousands)	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Agency MBS (1)	$2,595,896		$14,332	2.21%	$3,154,112		$15,533	1.97%
Legacy Non-Agency MBS (1)	1,709,704		46,010	10.76	2,182,148		48,693	8.93
RPL/NPL MBS (1)	1,010,910		12,657	5.01	1,315,737		14,559	4.43
Total MBS	5,316,510		72,999	5.49	6,651,997		78,785	4.74
CRT securities (1)	500,649		7,748	6.19	604,322		8,676	5.74
MSR related assets (1)	482,100		6,407	5.32	454,354		7,194	6.33
Residential whole loans, at carrying value (2)	2,003,913		29,524	5.89	609,538		9,026	5.92
Cash and cash equivalents (3)	181,242		754	1.66	657,331		1,452	0.88
Total interest-earning assets	8,484,414		117,432	5.54	8,977,542		105,133	4.68
Total non-interest-earning assets (2)	2,841,079				2,487,953
Total assets	$11,325,493				$11,465,495

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements (4)	$6,594,050		$50,881	3.02%	$7,022,913		$46,303	2.58%
Securitized debt	665,572		5,986	3.52	139,276		962	2.70
Senior Notes	96,797		2,011	8.31	96,756		2,010	8.31
Total interest-bearing liabilities	7,356,419		58,878	3.13	7,258,945		49,275	2.66
Total non-interest-bearing liabilities	554,082				927,877
Total liabilities	7,910,501				8,186,822
Stockholders’ equity	3,414,992				3,278,673
Total liabilities and stockholders’ equity	$11,325,493				$11,465,495

Net interest income/net interest rate spread (5)			$58,554	2.41%			$55,858	2.02%
Net interest-earning assets/net interest margin (6)	$1,127,995			2.82%	$1,718,597			2.54%
Ratio of interest-earning assets to interest-bearing liabilities	1.15	x			1.24	x

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

	Three Months Ended September 30, 2018
	Compared to
	Three Months Ended September 30, 2017
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(2,954)	$1,753	$(1,201)
Legacy Non-Agency MBS	(11,644)	8,961	(2,683)
RPL/NPL MBS	(3,659)	1,757	(1,902)
CRT securities	(1,568)	640	(928)
MSR related assets	420	(1,207)	(787)
Residential whole loans, at carrying value (1)	20,544	(46)	20,498
Cash and cash equivalents	(1,470)	772	(698)
Total net change in income from interest-earning assets	$(331)	$12,630	$12,299

Interest-bearing liabilities:
Agency repurchase agreements	$(2,500)	$2,979	$479
Legacy Non-Agency repurchase agreements	(2,233)	158	(2,075)
RPL/NPL MBS repurchase agreements	(1,300)	907	(393)
CRT securities repurchase agreements	(24)	625	601
MSR related assets repurchase agreements	616	(40)	576
Residential whole loans at carrying value repurchase agreements	3,908	159	4,067
Residential whole loans at fair value repurchase agreements	535	788	1,323
Securitized debt	4,652	372	5,024
Senior Notes	1	—	1
Total net change in expense of interest-bearing liabilities	$3,655	$5,948	$9,603
Net change in net interest income	$(3,986)	$6,682	$2,696

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
September 30, 2018	2.41%	2.82%
June 30, 2018	2.30	2.66
March 31, 2018	2.25	2.64
December 31, 2017	2.08	2.54
September 30, 2017	2.02	2.54

(1)	Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)	Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)
September 30, 2018	2.21%	2.22%	(0.01)%	10.76%	3.29%	7.47%	5.01%	3.10%	1.91%	5.49%	2.73%	2.76%
June 30, 2018	2.03	2.04	(0.01)	9.89	3.30	6.59	4.52	3.19	1.33	5.16	2.64	2.52
March 31, 2018	2.21	1.91	0.30	9.44	3.29	6.15	4.36	2.94	1.42	5.06	2.53	2.53
December 31, 2017	2.08	1.79	0.29	9.12	3.29	5.83	4.27	2.72	1.55	4.85	2.44	2.41
September 30, 2017	1.97	1.75	0.22	8.93	3.26	5.67	4.43	2.69	1.74	4.74	2.41	2.33

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency MBS cost of funding includes 6, 9, 26, 43 and 44 basis points and Legacy Non-Agency MBS cost of funding includes 5, 8, 30, 45 and 45 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017 and September 30, 2017, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the third quarter of 2018 decreased by $1.2 million, or 7.7%, to $14.3 million from $15.5 million for the third quarter of 2017.  This decrease primarily reflects a $558.2 million decrease in the average amortized cost of our Agency MBS portfolio to $2.6 billion for the third quarter of 2018 from $3.2 billion for the third quarter of 2017 partially offset by an increase in the net yield on our Agency MBS to 2.21% for the third quarter of 2018 from 1.97% for the third quarter of 2017. At the end of the third quarter of 2018, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the third quarter of 2017, due to upward resets on securities within the portfolio, purchases of higher yielding Agency MBS and the impact of the removal from the portfolio of Agency MBS sold during 2018.  In addition, for the third quarter of 2018, our Agency MBS portfolio experienced a 16.8% CPR and we recognized $7.2 million of net premium amortization compared to a CPR of 16.2% and $7.9 million of net premium amortization for the third quarter of 2017. At September 30, 2018, we had net purchase premiums on our Agency MBS of $111.1 million, or 3.9% of current par value, compared to net purchase premiums of $104.0 million, or 3.8% of par value, at December 31, 2017.

Interest income on our Non-Agency MBS decreased $4.6 million, or 7.2%, for the third quarter of 2018 to $58.7 million compared to $63.3 million for the third quarter of 2017. This decrease is primarily due to the decrease in the average amortized cost of our Non-Agency MBS portfolio of $777.3 million, or 22.2%, to $2.7 billion for the third quarter of 2018 from $3.5 billion for the third quarter of 2017. This decrease more than offset the impact of the higher yields generated on our Legacy Non-Agency

MBS portfolio, which were 10.76% for the third quarter of 2018 compared to 8.93% for the third quarter of 2017. The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and changes in interest rates since the third quarter of the prior year, higher accretion income recognized in the current quarter due to the impact of redemptions of certain securities that had been previously purchased at a discount as well as the impact of the cash proceeds received during the second quarter of 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities. Our RPL/NPL MBS portfolio yielded 5.01% for the third quarter of 2018 compared to 4.43% for the third quarter of 2017. The increase in the net yield primarily reflects an increase in the average coupon yield to 4.56% for the third quarter of 2018 from 4.24% for the third quarter of 2017 and higher accretion income recognized in the current quarter due to the impact of redemptions of certain securities that had been previously purchased at a discount.

During the third quarter of 2018, we recognized net purchase discount accretion of $20.1 million on our Non-Agency MBS, compared to $18.6 million for the third quarter of 2017.  At September 30, 2018, we had net purchase discounts of $722.8 million, including Credit Reserve and previously recognized OTTI of $531.8 million, on our Legacy Non-Agency MBS, or 30.8% of par value.  During the third quarter of 2018 we reallocated $10.2 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
September 30, 2018	3.32%	2.21%	16.8%	6.32%	10.76%	16.8%	4.56%	5.01%	19.6%
June 30, 2018	3.09	2.03	16.2	6.09	9.89	15.8	4.49	4.52	20.4
March 31, 2018	3.02	2.21	12.7	5.91	9.44	14.9	4.35	4.36	14.0
December 31, 2017	3.00	2.08	14.1	5.82	9.12	16.3	4.24	4.27	20.1
September 30, 2017	2.98	1.97	16.2	5.63	8.93	18.7	4.24	4.43	26.2

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

Interest income on our residential whole loans held at carrying value increased by $20.5 million, or 227.1%, for the third quarter of 2018, to $29.5 million compared to $9.0 million for the third quarter of 2017. This increase primarily reflects a $1.4 billion increase in the average balance of this portfolio to $2.0 billion for the third quarter of 2018 from $609.5 million for the third quarter of 2017 partially offset by a slight decrease in the yield (net of servicing costs) to 5.89% for the third quarter of 2018 from 5.92% for the third quarter of 2017.

Interest Expense

Our interest expense for the third quarter of 2018 increased by $9.6 million to $58.9 million from $49.3 million for the third quarter of 2017.  This increase primarily reflects an increase in financing rates on our repurchase agreement financings, and an increase in our average borrowings and securitized debt to finance residential whole loans and MSR related assets, which was partially offset by a decrease in our average repurchase agreement borrowings to finance our MBS portfolio. The effective interest rate paid on our borrowings increased to 3.13% for the quarter ended September 30, 2018 from 2.66% for the quarter ended September 30, 2017.

At September 30, 2018, we had repurchase agreement borrowings of $7.3 billion, of which $2.1 billion was hedged for accounting purposes with Swaps. Payments made and/or received on our Swaps designated as hedges for accounting purposes are a component of our borrowing costs and accounted for interest expense of $547,000, or 3 basis points, for the third quarter of 2018, as compared to interest expense of $5.3 million, or 29 basis points, for the third quarter of 2017.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 2.19% for the quarter ended September 30, 2018 from 2.04% for the quarter ended and September 30, 2017.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 2.09% for the quarter ended September 30, 2018 from 1.23% for the quarter ended September 30, 2017.

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

Other Income, net

For the third quarter of 2018, Other Income, net increased by $19.3 million, or 66.2%, to $48.4 million compared to $29.1 million for the third quarter of 2017.  The components of Other Income, net for the third quarter of 2018 and 2017 are summarized in the table below:

	Quarter Ended September 30,
(In Thousands)	2018	2017
Net gains on residential whole loans held at fair value	$34,942	$18,679
Liquidation gains on purchased credit impaired loans and other loan related income	3,172	2,958
Net loss on REO properties	(2,125)	(2,324)
Realized gains on MBS and CRT securities sold	16,415	14,934
Net unrealized loss on MBS and CRT securities held at fair value	(8,545)	(5,220)
Net gain on Swaps not designated as hedges for accounting purposes	4,002	—
OTTI and other	498	70
Total Other Income, net	$48,359	$29,097

Operating and Other Expense

For the third quarter of 2018, we had compensation and benefits and other general and administrative expenses of $11.0 million, or 1.29% of average equity, compared to $15.0 million, or 1.83% of average equity, for the third quarter of 2017.  Compensation and benefits expense decreased by approximately $4.0 million to $6.9 million for the third quarter of 2018, compared to $10.9 million for the third quarter of 2017, primarily due to the impact of non-recurring expenses recorded in the prior year quarter in relation to the our contractual obligation to accelerate the vesting of certain share based awards and to make a death benefit payment to the estate of our former Chief Executive Officer. Our other general and administrative expenses increased by $74,000 to $4.2 million for the quarter ended September 30, 2018 compared to $4.1 million for the quarter ended September 30, 2017.

Operating and Other Expense for the third quarter of 2018 also includes $8.8 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $2.6 million, or 41.8%, primarily due to higher non-recoverable advances on REO and higher loan and REO servicing fees, partially offset by lower loan acquisition related expenses.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
September 30, 2018	2.94%	10.21%	30.15%	1.05	2.3	$7.46
June 30, 2018	2.58	8.74	31.19	1.18	2.3	7.54
March 31, 2018	2.93	10.27	29.91	1.00	2.2	7.62
December 31, 2017	3.47	12.29	29.33	0.83	2.3	7.70
September 30, 2017	2.10	7.78	28.60	1.33	2.4	7.70

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)
Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled purchases, obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity.

(6)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

Nine Month Period Ended September 30, 2018 Compared to the Nine Month Period Ended September 30, 2017

General

For the nine months ended September 30, 2018, we had net income available to common stock and participating securities of $229.7 million, or $0.56 per basic and diluted common share, compared to net income available to common stock and participating securities of $210.5 million, or $0.54 per basic and diluted common share, for the nine months ended September 30, 2017. The increase in net income available to common stock and participating securities, and the increase of this item on a per share basis primarily reflects higher net gains on our residential whole loans held at fair value, a decrease in net interest income and lower net Other income, primarily driven by unrealized losses on MBS and CRT securities accounted for at fair value, compared to unrealized gains on CRT securities in the prior year period. In addition, operating and other expenses were higher for the nine month period ended September 30, 2018, primarily due to higher costs in connection with growing and servicing our residential whole loan portfolio, partially offset by lower compensation related expenses, as the prior year period included the impact of non-recurring expenses in relation to our contractual obligation to accelerate the vesting of certain share based awards and to make a death benefit payment to the estate of our former Chief Executive Officer.

Net Interest Income

For the nine months ended September 30, 2018, our net interest spread and margin were 2.32% and 2.71%, respectively, compared to a net interest spread and margin of 2.15% and 2.59%, respectively, for the nine months ended September 30, 2017. Our net interest income decreased by $22.2 million, or 12.1%, to $161.7 million for the nine months ended September 30, 2018, from $183.9 million for the nine months ended September 30, 2017.  For the nine months ended September 30, 2018, net interest income from Agency MBS and Non-Agency MBS declined compared to the nine months ended September 30, 2017, by approximately $33.1 million, primarily due to lower average amounts invested in these securities and higher funding costs, partially offset by higher yields earned on these securities. These decreases were partially offset by higher net interest income on residential whole loans held at carrying value, MSR related assets and CRT securities of approximately $27.8 million compared to the nine months ended September 30, 2017, primarily due to higher average balances invested in these assets. In addition, net interest income for the nine months ended September 30, 2018 also includes $29.6 million of interest expense associated with residential whole loans held at fair value, reflecting a $16.4 million increase in borrowing costs related to these investments compared to the nine months ended September 30, 2017. Coupon interest income received from residential whole loans held at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the nine months ended September 30, 2018 and 2017.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Nine Months Ended September 30,
	2018				2017
	Average Balance		Interest	Average Yield/Cost	Average Balance		Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$2,654,925		$42,795	2.15%	$3,383,373		$50,014	1.97%
Legacy Non-Agency MBS (1)	1,831,292		137,439	10.01	2,350,975		156,829	8.89
RPL/NPL MBS (1)	929,835		32,373	4.64	1,813,557		55,899	4.11
Total MBS	5,416,052		212,607	5.23	7,547,905		262,742	4.64
CRT securities (1)	556,258		25,939	6.22	520,585		22,898	5.86
MSR related assets (1)	440,979		20,249	6.12	376,811		17,833	6.31
Residential whole loans, at carrying value (2)	1,410,100		61,788	5.84	587,511		26,219	5.95
Cash and cash equivalents (3)	230,945		2,348	1.36	531,722		2,854	0.72
Total interest-earning assets	8,054,334		322,931	5.35	9,564,534		332,546	4.64
Total non-interest-earning assets (2)	2,785,653				2,207,939
Total assets	$10,839,987				$11,772,473

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements and other advances (4)	6,434,725		142,832	2.93	7,704,662		141,444	2.42
Securitized debt	486,352		12,378	3.36	57,073		1,173	2.71
Senior Notes	96,787		6,032	8.31	96,746		6,029	8.31
Total interest-bearing liabilities	7,017,864		161,242	3.03	7,858,481		148,646	2.49
Total non-interest-bearing liabilities	526,766				734,181
Total liabilities	7,544,630				8,592,662
Stockholders’ equity	3,295,357				3,179,811
Total liabilities and stockholders’ equity	$10,839,987				$11,772,473

Net interest income/ net interest rate spread (5)			$161,689	2.32%			$183,900	2.15%
Net interest-earning assets/ net interest margin (6)	$1,036,470			2.71%	$1,706,053			2.59%
Ratio of interest-earning assets to interest-bearing liabilities	1.15	x			1.22	x

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

	Nine Months Ended September 30, 2018
	Compared to
	Nine Months Ended September 30, 2017
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(11,467)	$4,248	$(7,219)
Legacy Non-Agency MBS	(37,470)	18,080	(19,390)
RPL/NPL MBS	(30,006)	6,480	(23,526)
CRT securities	1,619	1,422	3,041
MSR related assets	2,960	(544)	2,416
Residential whole loans, at carrying value (1)	36,053	(484)	35,569
Cash and cash equivalents	(2,174)	1,668	(506)
Total net change in income from interest-earning assets	$(40,485)	$30,870	$(9,615)

Interest-bearing liabilities:
Agency repurchase agreements and other advances	$(9,170)	$9,049	$(121)
Legacy Non-Agency repurchase agreements	(7,401)	1,501	(5,900)
RPL/NPL MBS repurchase agreements	(16,657)	5,610	(11,047)
CRT securities repurchase agreements	1,226	1,666	2,892
MSR related assets repurchase agreements	1,768	141	1,909
Residential whole loan at carrying value repurchase agreements	4,304	1,409	5,713
Residential whole loan at fair value repurchase agreements	5,470	2,472	7,942
Securitized debt	10,861	344	11,205
Senior Notes	3	—	3
Total net change in expense of interest-bearing liabilities	$(9,596)	$22,192	$12,596
Net change in net interest income	$(30,889)	$8,678	$(22,211)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Nine Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
September 30, 2018	2.15%	2.05%	0.10%	10.01%	3.29%	6.72%	4.64%	3.08%	1.56%	5.23%	2.63%	2.60%
September 30, 2017	1.97%	1.60%	0.37%	8.89%	3.19%	5.70%	4.11%	2.43%	1.68%	4.64%	2.27%	2.37%

(1) Reflects annualized interest income on MBS divided by average amortized cost of MBS.
(2) Reflects annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency MBS cost of funding includes 14 and 51 basis points and Legacy Non-Agency MBS cost of funding includes 14 and 54 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the nine months ended September 30, 2018 and 2017, respectively.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the nine months ended September 30, 2018 decreased by $7.2 million, or 14.4%, to $42.8 million from $50.0 million for the nine months ended September 30, 2017.  This change primarily reflects a $728.4 million decrease in the average amortized cost of our Agency MBS portfolio to $2.7 billion for the nine months ended September 30, 2018 from $3.4 billion for the nine months ended September 30, 2017 partially offset by an increase in the net yield on our Agency MBS to 2.15% for the nine months ended September 30, 2018 from 1.97% for the nine months ended September 30, 2017.  At the end of the third quarter of 2018, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the third quarter of 2017.  In addition, during the nine months ended September 30, 2018, our Agency MBS portfolio experienced a 13.5% CPR and we recognized $19.8 million of net premium amortization compared to a CPR of 14.4% and $24.6 million of net premium amortization for the nine months ended September 30, 2017.  At September 30, 2018, we had net purchase premiums on our Agency MBS of $111.1 million, or 3.9% of current par value, compared to net purchase premiums of $104.0 million, or 3.8% of par value at December 31, 2017.

Interest income on our Non-Agency MBS decreased by $42.9 million, or 20.2%, for the nine months ended September 30, 2018 to $169.8 million compared to $212.7 million for the nine months ended September 30, 2017. This decrease is primarily due to the decrease in the average amortized cost of our Non-Agency MBS portfolio of $1.4 billion or 33.7%, to $2.8 billion from $4.2 billion for the nine months ended September 30, 2017.  This decrease more than offset the impact of the higher yields generated on our Legacy Non-Agency MBS portfolio, which were 10.01% for the nine months ended September 30, 2018 compared to 8.89% for the nine months ended September 30, 2017.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and changes in interest rates since the third quarter of the prior year, higher accretion income recognized in the current quarter due to the impact of redemptions of certain securities that had been previously purchased at a discount as well as the impact of the cash proceeds received during the nine months ended September 30, 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities. Our RPL/NPL MBS portfolio yielded 4.64% for the nine months ended September 30, 2018 compared to 4.11% for the nine months ended September 30, 2017. The increase in the net yield primarily reflects an increase in the average coupon yield to 4.47% for the nine months ended September 30, 2018 from 4.01% for the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, we recognized net purchase discount accretion of $54.9 million on our Non-Agency MBS, compared to $60.5 million for the nine months ended September 30, 2017.  At September 30, 2018, we had net purchase discounts of $722.8 million, including Credit Reserve and previously recognized OTTI of $531.8 million, on our Legacy Non-Agency MBS, or 30.8% of par value.  During the nine months ended September 30, 2018 we reallocated $25.4 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Nine Months Ended	Coupon Yield (1)	Net Yield (2)	9 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	9 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	9 Month Average Bond CPR (4)
September 30, 2018	3.14%	2.15%	13.5%	6.10%	10.01%	14.3%	4.47%	4.64%	18.0%
September 30, 2017	2.94	1.97	14.4	5.55	8.89	16.3	4.01	4.11	32.2

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

Interest income on our residential whole loans held at carrying value increased by $35.6 million, or 135.7%, for the nine months ended September 30, 2018 to $61.8 million compared to $26.2 million for the nine months ended September 30, 2017. This increase primarily reflects a $822.6 million increase in the average balance of this portfolio to $1.4 billion for the nine months ended September 30, 2018 from $587.5 million for the nine months ended September 30, 2017 partially offset by a decrease in the yield (net of servicing costs) to 5.84% for the nine months ended September 30, 2018 from 5.95% for the nine months ended September 30, 2017.

Interest Expense

Our interest expense for the nine months ended September 30, 2018 increased by $12.6 million, or 8.5%, to $161.2 million, from $148.6 million for the nine months ended September 30, 2017.  This increase primarily reflects an increase in financing rates on our repurchase agreement financings, an increase in our average borrowings and securitized debt to finance residential whole loans, MSR related assets and CRT securities, which was partially offset by a decrease in our average repurchase agreement borrowings and other advances to finance our MBS portfolio. The effective interest rate paid on our borrowings increased to 3.03% for the nine months ended September 30, 2018, from 2.49% for the nine months ended September 30, 2017.

Payments made and/or received on our Swaps designated as hedges for accounting purposes are a component of our borrowing costs and accounted for interest expense of $4.2 million, or 8 basis points, for the nine months ended September 30, 2018, compared to interest expense of $19.6 million, or 33 basis points, for the nine months ended September 30, 2017.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 2.09% for the nine months ended September 30, 2018 from 1.96% for the nine months ended September 30, 2017.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 1.86% for the nine months ended September 30, 2018 from 1.00% for the nine months ended September 30, 2017.

Other Income, net

For the nine months ended September 30, 2018, Other Income, net increased by $44.0 million, or 47.3%, to $137.0 million compared to $93.0 million for the nine months ended September 30, 2017.  The components of Other Income, net for the nine months ended September 30, 2018 and 2017 are summarized in the table below:

	Nine Months Ended September 30,
(In Thousands)	2018	2017
Net gains on residential whole loans held at fair value	$105,883	$48,660
Liquidation gains on purchased credit impaired loans and other loan related income	10,018	4,835
Net loss on REO properties	(4,899)	(4,463)
Realized gains on MBS and CRT securities sold	32,661	30,530
Net unrealized (loss)/gain on MBS and CRT securities held at fair value	(11,776)	14,173
Net gain on Swaps not designated as hedges for accounting purposes	4,355	—
OTTI and other	783	(733)
Total Other Income, net:	$137,025	$93,002

Operating and Other Expense

During the nine months ended September 30, 2018, we had compensation and benefits and other general and administrative expenses of $34.2 million, or 1.38% of average equity, compared to $40.3 million, or 1.69% of average equity, for the nine months ended September 30, 2017.  Compensation and benefits expense decreased $5.6 million to $20.7 million for the nine months ended September 30, 2018, compared to $26.3 million for the nine months ended September 30, 2017, which includes the impact of non-recurring expenses recorded in the third quarter of 2017 in relation to the our contractual obligation to accelerate the vesting of certain share based awards and to make a death benefit payment to the estate of our former Chief Executive Officer. Our other general and administrative expenses decreased by $491,000 to $13.6 million for the nine months ended September 30, 2018 compared to $14.1 million for the nine months ended September 30, 2017, primarily due to higher costs in the prior period associated with loan securitization transactions and lower costs associated with deferred compensation to Directors in the current year period, partially offset by an increase in professional services related costs in the current year period.

Operating and Other Expense during the nine months ended September 30, 2018 also includes $23.6 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $8.8 million, or 59.4%, primarily due to increased loan servicing and related fees, increases in non-recoverable advances on REO. In addition, the prior period included the impact of a reversal of allowance for loan losses recorded against purchased credit impact residential whole loans, while the current year period included a small increase in the allowance for loan losses.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Nine Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
September 30, 2018	2.82%	9.75%	30.40%	1.07	2.3	$7.46
September 30, 2017	2.38	9.30	27.01	1.11	2.4	7.70

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)
Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled purchases, obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity.

(6)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

Recent Accounting Standards to Be Adopted in Future Periods

Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (or ASU 2018-13). The amendments in ASU 2018-13 eliminate, add and modify certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that are the most important to the users. The guidance in this ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The guidance on changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 measurements, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. We do not expect that adoption of ASU 2018-13 will have a significant impact on our financial position or financial statement disclosures.

Compensation - Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (or ASU 2018-07). The amendments in this ASU simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The amendments in ASU 2018-07 do not change existing guidance on accounting for share-based payment transactions for employees. ASU 2018-07 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption of FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. An entity should apply the amendments of this ASU to all new awards granted after the date of adoption. In addition, entities will apply the new guidance to equity-classified nonemployee awards for which a measurement date has not been established and liability-classified nonemployee awards that have not been settled as of date of adoption by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We are currently evaluating the effect that ASU 2018-07 will have on our consolidated financial statements and related disclosures, but do not anticipate that adoption of the new standard would have a significant impact.

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (or ASU 2017-12). The amendments in this ASU expand an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. ASU 2017-12 also simplifies certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU 2017-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted in any interim period or fiscal year before the effective date. An entity should apply the amendments of this ASU to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements of ASU 2017-12 should be applied prospectively. In addition, certain transition elections may be made by an entity upon adoption to allow for existing hedging relationships to transition to the newly allowable alternatives within this ASU. We are currently evaluating the effect that ASU 2017-12 will have on our consolidated financial statements and related disclosures, but do not anticipate that adoption of the new standard would have a significant impact.

Receivables - Nonrefundable Fees and Other Costs

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (or ASU 2017-08). The amendments in this ASU shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. ASU 2017-08 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted in any interim period or fiscal year before the effective date. An entity should apply the amendments of this ASU on the date of adoption using a modified retrospective approach through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are currently evaluating the effect that ASU 2017-08 will have on our consolidated financial statements and expect to complete our evaluation in the fourth fiscal quarter of 2018.

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

In addition, we expect that the new guidance will also result in changes to the accounting and presentation of our residential whole loans held at carrying value. We currently anticipate that, upon adoption, the guidance will result in an increase in the gross carrying amount of our purchased credit impaired loans held at carrying value by the amount of the allowance for loan losses calculated under the new guidance. Thereafter, changes in the expected cash flows of such assets are expected to result in the recognition (or reversal) of an allowance for loan losses that will impact earnings. In addition, we expect that the guidance will result in an increase in the allowance for credit losses for our Other Loans at Carrying Value, with a resulting negative adjustment to retained earnings.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at September 30, 2018, we had approximately 11.9 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the nine months ended September 30, 2018, we issued 302,264 shares of common stock through our DRSPP, raising net proceeds of approximately $2.2 million. During the three months ended September 30, 2018, we issued approximately 50.9 million shares of common stock in a public offering, generating net proceeds of approximately $389.4 million.

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

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at September 30, 2018 and December 31, 2017:

At September 30, 2018	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.48%	3.00%	5.00%
Legacy Non-Agency MBS	21.70	15.00	30.00
RPL/NPL MBS	21.22	15.00	30.00
CRT securities	19.73	16.67	25.00
MSR related assets	22.56	20.00	30.00
Residential whole loans	21.93	8.00	33.00

At December 31, 2017	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.65%	3.00%	8.00%
Legacy Non-Agency MBS	21.87	15.00	35.00
RPL/NPL MBS	22.05	20.00	27.50
U.S. Treasury securities	1.47	1.00	2.00
CRT securities	22.16	15.00	25.00
MSR related assets	33.19	30.00	50.00
Residential whole loans	26.10	20.00	35.00

During the first nine months of 2018, the weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have remained fairly consistent compared to the end of 2017. Weighted average haircuts have decreased on MSR related assets, CRT securities and residential whole loans.

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

At September 30, 2018, we had a total of $9.0 billion of MBS, CRT securities, residential whole loans and MSR related assets and $6.5 million of restricted cash pledged against our repurchase agreements. At September 30, 2018, we have access to various sources of liquidity which we estimate exceeds $412.1 million. This includes (i) $104.2 million of cash and cash equivalents; (ii) $188.2 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $119.7 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. In addition, we have $1.1 billion of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets, including loan securitization.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
September 30, 2018	$6,594,050	$7,278,270	$7,278,270	$665,572	$714,203	$744,521
June 30, 2018	6,189,916	5,892,228	6,319,178	432,283	518,655	523,490
March 31, 2018	6,519,390	6,558,860	6,558,860	357,819	351,278	361,002
December 31, 2017	6,661,020	6,614,701	6,760,360	212,445	363,944	363,944
September 30, 2017	7,022,913	6,871,443	7,023,702	139,276	137,327	141,088

(1)	The information presented in the table above excludes Senior Notes issued in April 2012. The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.

 Cash Flows and Liquidity for the Nine Months Ended September 30, 2018

Our cash, cash equivalents and restricted cash decreased by $352.4 million during the nine months ended September 30, 2018, reflecting: $1.6 billion used in our investing activities; $1.2 billion provided by our financing activities; and $90.3 million provided by our operating activities.

At both September 30, 2018 and December 31, 2017, our debt-to-equity multiple was 2.3 times. At September 30, 2018, we had borrowings under repurchase agreements of $7.3 billion with 28 counterparties, of which $2.6 billion were secured by Agency MBS, $1.6 billion were secured by Legacy Non-Agency MBS, $913.2 million were secured by RPL/NPL MBS, $405.2 million were secured by CRT securities, $435.8 million were secured by MSR related assets and $1.3 billion were secured by residential whole loans.  We continue to have available capacity under our repurchase agreement credit lines.  In addition, at September 30, 2018, we had securitized debt of $714.2 million in connection with our loan securitization transactions. At December 31, 2017, we had borrowings under repurchase agreements of $6.6 billion with 31 counterparties, of which $2.5 billion were secured by Agency MBS, $1.3 billion were secured by Legacy Non-Agency MBS, $567.1 million were secured by RPL/NPL MBS, $470.3 million were secured by U.S. Treasuries, $459.1 million were secured by CRT securities, $317.3 million were secured by MSR related assets and $1.0 billion were secured by residential whole loans. In addition, at December 31, 2017, we had securitized debt of $363.9 million in connection with our loan securitization transactions.

During the nine months ended September 30, 2018, $1.6 billion was provided by our investing activities.  We paid $2.2 billion for purchases of residential whole loans and capitalized advances, and purchased $512.5 million of MSR related assets, $647.3 million of Non-Agency MBS, $795.9 million of Agency MBS, and $104.6 million of CRT securities funded with cash and repurchase agreement borrowings.  In addition, during the nine months ended September 30, 2018, we received cash of $1.8 billion from prepayments and scheduled amortization on our MBS, CRT securities and MSR related assets, of which $547.6 million was attributable to Agency MBS, $797.4 million was from Non-Agency MBS, $11.8 million was from CRT securities and $440.3 million was attributable to MSR related assets, and we sold certain of our investment securities for $341.6 million, realizing net gains of $32.7 million. While we generally intend to hold our MBS and CRT securities as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. During the nine months ended September 30, 2018 we received $345.9 million of principal payments on residential whole loans and $93.6 million of proceeds on sales of REO.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
September 30, 2018	$61,492	$3,005	$64,497	$8,294	$(56,203)
June 30, 2018	44,278	—	44,278	20,001	(24,277)
March 31, 2018	40,831	—	40,831	18,835	(21,996)
December 31, 2017	87,960	—	87,960	80,105	(7,855)
September 30, 2017	83,513	—	83,513	53,499	(30,014)

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through September 30, 2018.

During the nine months ended September 30, 2018, we paid $239.6 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $11.3 million on our preferred stock. On September 13, 2018, we declared our third quarter 2018 dividend on our common stock of $0.20 per share; on October 31, 2018, we paid this dividend, which totaled approximately $90.1 million, including dividend equivalents of approximately $241,000.

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

The majority of our RPL/NPL MBS deal structures contain a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. Therefore, we believe their fair value exhibits little sensitivity to changes in interest rates. We estimate the duration of these securities using management’s assumptions.

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

At September 30, 2018, MFA’s $5.1 billion of Agency MBS and Legacy Non-Agency MBS were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
Time to Reset	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
(Dollars in Thousands)
< 2 years (5)	$1,150,471	6	22.7%	$1,417,756	4	18.6%	$2,568,227	5	20.3%
2-5 years	131,924	44	12.6	—	—	—	131,924	44	12.6
> 5 years	9,653	82	10.7	—	—	—	9,653	82	10.7
ARM-MBS Total	$1,292,048	11	21.6%	$1,417,756	4	18.6%	$2,709,804	7	19.9%
15-year fixed (6)	$866,346		11.5%	$1,915		17.6%	$868,261		11.5%
30-year fixed (6)	746,658		8.7	719,047		13.4	1,465,705		12.5
40-year fixed (6)	—		—	34,324		16.7	34,324		16.7
Fixed-Rate Total	$1,613,004		11.0%	$755,286		13.6%	$2,368,290		12.2%
MBS Total	$2,905,052		16.8%	$2,173,042		16.8%	$5,078,094		16.8%

(1)	Excludes $1.2 billion of RPL/NPL MBS. Refer to table below for further information.

(2)	Does not include principal payments receivable of $438,000.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic and/or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	3 month average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating-rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at September 30, 2018:

(Dollars in Thousands)	Fair Value	Net Coupon	Months to Step-Up (1)	3 Month Average Bond CPR (2)
Re-Performing loans	$97,871	4.36%	31	11.4%
Non-Performing loans	1,063,697	4.66	24	19.9
Total RPL/NPL MBS	$1,161,568	4.63%	24	19.6%

(1)
Months to step-up is the weighted average number of months remaining before the coupon interest rate increases pursuant to the first coupon reset. We anticipate that the securities will be redeemed prior to the step-up date.

(2)	All principal payments are considered to be prepayments for CPR purposes.

At September 30, 2018, our CRT securities and MSR related assets had a fair value of $538.9 million and $565.3 million, respectively, and their coupons reset monthly based on one-month LIBOR.

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at September 30, 2018.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at September 30, 2018.

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$11,486,783	$69,382	$11,556,165	$(146,619)	(2.98)%	(1.25)%
+ 50 Basis Point Increase	$11,582,562	$47,581	$11,630,143	$(72,641)	(1.19)%	(0.62)%
Actual at September 30, 2018	$11,677,003	$25,781	$11,702,784	$—	—	—
- 50 Basis Point Decrease	$11,770,104	$3,980	$11,774,084	$71,300	(0.05)%	0.61%
-100 Basis Point Decrease	$11,861,867	$(17,820)	$11,844,047	$141,263	(0.20)%	1.21%

(1)	Such assets include MBS and CRT securities, residential whole loans and REO, MSR related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2018.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio of MBS for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At September 30, 2018, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At September 30, 2018, the impact on portfolio value was approximated using estimated effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 1.14 which is the weighted average of 2.28 for our Agency MBS, 0.92 for our Non-Agency investments, 2.24 for our Residential whole loans, (2.40) for our Swaps, and 0.17 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.18), which is the weighted average of (0.74) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS, zero for our Residential whole loans and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics of the mortgage loans underlying our Legacy Non-Agency MBS.  The following table presents certain information about our Legacy Non-Agency MBS portfolio at September 30, 2018.  Information presented with respect to the weighted average Fair Isaac Corporation (or FICO) scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, do not reflect the impact of the general changes in home prices or changes in borrowers’ credit scores or the current use of the mortgaged properties.

The information in the table below is presented as of September 30, 2018:

	Securities with Average Loan FICO of 715 or Higher (1)			Securities with Average Loan FICO Below 715 (1)
Year of Securitization (2)	2007	2006	2005 and Prior	2007	2006	2005 and Prior	Total
(Dollars in Thousands)
Number of securities	84	59	71	32	57	63	366
MBS current face (3)	$660,718	$376,587	$375,917	$149,747	$390,180	$389,760	$2,342,909
Total purchase discounts, net (3)	$(205,614)	$(114,752)	$(80,410)	$(50,452)	$(154,324)	$(117,207)	$(722,759)
Purchase discount designated as Credit Reserve and OTTI (3)(4)	$(143,372)	$(58,869)	$(45,135)	$(41,112)	$(149,794)	$(93,476)	$(531,758)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	21.7%	15.6%	12.0%	27.5%	38.4%	24.0%	22.7%
MBS amortized cost (3)	$455,104	$261,835	$295,507	$99,295	$235,856	$272,553	$1,620,150
MBS fair value (3)	$613,637	$353,729	$362,391	$137,360	$338,212	$364,882	$2,170,211
Weighted average fair value to current face	92.9%	93.9%	96.4%	91.7%	86.7%	93.6%	92.6%
Weighted average coupon (5)	4.47%	3.87%	4.34%	5.16%	5.14%	4.93%	4.59%
Weighted average loan age (months) (5)(6)	137	146	161	142	148	160	148
Weighted average current loan size (5)(6)	$487	$482	$283	$326	$248	$242	$362
Percentage amortizing (7)	100%	99%	100%	99%	99%	100%	100%
Weighted average FICO score at origination (5)(8)	729	728	726	705	702	703	718
Owner-occupied loans	91.1%	91.5%	86.7%	85.4%	86.8%	85.0%	88.4%
Rate-term refinancings	31.1%	22.4%	14.2%	22.8%	15.6%	14.4%	21.1%
Cash-out refinancings	35.0%	36.2%	27.1%	44.0%	45.9%	40.4%	37.2%
3 Month CPR (6)	17.5%	19.5%	22.2%	14.1%	13.6%	14.4%	17.2%
3 Month CRR (6)(9)	14.4%	15.7%	19.4%	10.4%	9.5%	12.4%	14.0%
3 Month CDR (6)(9)	3.6%	4.5%	3.7%	4.3%	4.7%	2.4%	3.8%
3 Month loss severity	71.1%	55.4%	35.8%	78.6%	68.3%	58.3%	61.3%
60+ days delinquent (8)	11.6%	10.3%	8.7%	14.0%	12.4%	11.4%	11.2%
Percentage of always current borrowers (Lifetime) (10)	27.6%	27.8%	34.6%	25.0%	21.2%	26.4%	27.3%
Percentage of always current borrowers (12M) (11)	74.0%	76.6%	77.8%	70.5%	70.4%	72.2%	73.9%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

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

(3)
Excludes Non-Agency MBS issued since 2012 in which the underlying collateral consists of RPL/NPL MBS. These Non-Agency MBS have a current face of $1.2 billion, amortized cost of $1.2 billion, fair value of $1.2 billion and purchase discounts of $702,000 at September 30, 2018.

(4)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)	Weighted average is based on MBS current face at September 30, 2018.

(6)	Information provided is based on loans for individual groups owned by us.

(7)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(8)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(9)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(11)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations by state of the mortgages collateralizing our Legacy Non-Agency MBS at September 30, 2018:

Property Location	Percent of Unpaid Principal Balance
California	42.5%
Florida	7.9%
New York	7.3%
New Jersey	4.0%
Maryland	4.0%

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
Corporate Loan

We have participated in a loan to provide financing to an entity that originates residential whole loans and owns the related MSRs. We assess the credit risk associated with this loan participation by considering various factors, including the current status of the loan, changes in fair value of the MSRs that secure the loan and the recent financial performance of the borrower.
Residential Whole Loans

We are also exposed to credit risk from our investments in residential whole loans. Our investment process for residential whole loans is generally similar to that used for Legacy Non-Agency MBS and is likewise focused on quantifying and pricing credit risk. Non-Performing and purchase credit impaired loans are acquired at purchase prices that are generally discounted to the contractual loan balances based on a number of factors, including the impaired credit history of the borrower and the value of the collateral securing the loan. In addition, as we generally own the master-servicing rights associated with these loans, our process is also focused on selecting a sub-servicer with the appropriate expertise to mitigate losses and maximize our overall return. This involves, among other things, performing due diligence on the sub-servicer prior to their engagement as well as ongoing oversight and surveillance. To the extent that delinquencies and defaults on these loans are higher than our expectation at the time the loans were purchased, the discounted purchase price at which the asset is acquired is intended to provide a level of protection against financial loss.

Credit risk on more recently originated performing loans is mitigated through our process to underwrite the loan before it is purchased and includes an assessment of the borrower’s financial condition and ability to repay the loan, nature of the collateral and LTV, including after-repair LTV for the majority of our Rehabilitation loans.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at September 30, 2018:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance (1)
California	31.6%
Florida	10.7%
New York	10.4%
New Jersey	6.6%
Maryland	3.8%

(1)	Excludes approximately $8.6 million of residential whole loans for which the closing of the purchase transaction had not occurred as of September 30, 2018.

Liquidity Risk

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  We pledge residential mortgage assets and cash to secure our repurchase agreements and Swaps.  At September 30, 2018, we had access to various sources of liquidity which we estimate to be in excess of $412.1 million, an amount which includes: (i) $104.2 million of cash and cash equivalents, (ii) $188.2 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that are currently pledged in excess of contractual requirements, and (iii) $119.7 million in estimated financing available from currently unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements.  Our sources of liquidity do not include restricted cash. In addition, we have $1.1 billion of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets including loan securitization. Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position.  Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. As such, we cannot assure you that we will always be able to roll over our repurchase agreement financings.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2018, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2018. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company engaged in no share repurchase activity during the third quarter of 2018 pursuant to the Repurchase Program nor did it withhold any restricted shares (under the terms of grants under our Equity Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.

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

Date: November 6, 2018	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
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