Form 10-K
period 2018-12-31
MFA FINANCIAL, INC.
filed 2019-02-21
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On June 29, 2018, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3.0 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 14, 2019, the registrant had a total of 450,476,867 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on or about May 22, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MFA FINANCIAL, INC.

In this Annual Report on Form 10-K, references to “we,” “us,” “our” or “the Company” refer to MFA Financial, Inc. and its subsidiaries unless specifically stated otherwise or the context otherwise indicates.  The following defines certain of the commonly used terms in this Annual Report on Form 10-K:  MBS generally refers to mortgage-backed securities secured by pools of residential mortgage loans; Agency MBS refers to MBS that are issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”); Non-Agency MBS refers to MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation and include (i) Legacy Non-Agency MBS, which are MBS issued prior to 2008, and (ii) RPL/NPL MBS, which refers to MBS backed primarily by securitized re-performing and non-performing loans and are generally structured such that the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. Hybrids refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refer to adjustable-rate mortgage loans which have interest rates that reset annually or more frequently; CRT securities refer to credit risk transfer securities, that are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac; and MSRs refer to mortgage servicing rights with respect to residential loans.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market (i.e., fair) value of our MBS, residential whole loans, CRT securities and other assets; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in our portfolio and could require us to reinvest the proceeds received by us as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows or, in certain circumstances, other-than-temporary impairment on certain Legacy Non-Agency MBS purchased at a discount; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans securing our Non-Agency MBS and relating to our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on Non-Agency MBS and residential whole loans and the extent of prepayments, realized losses and changes in the composition of our Agency MBS, Non-Agency MBS and residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; targeted or expected returns on our investments in recently-originated loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, prepayment risk, credit risk and financing cost associated with such investments; risks associated with our investments in MSR-related assets, including servicing, regulatory and economic risks, and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  (See Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K)

PART I

Item 1.  Business.

GENERAL

We are an internally-managed real estate investment trust (or REIT) primarily engaged in the business of investing, on a leveraged basis, in residential mortgage assets. Our investments include principally the following;

•	Residential mortgage securities including Non-Agency MBS, Agency MBS and CRT securities;

•	Residential whole loans, including purchased performing loans, purchased credit impaired and non-performing loans; and

•	MSR-related assets, which include term notes backed directly or indirectly by MSRs and loans to provide financing to entities that originate residential mortgage loans and own the related MSRs.

Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

We were incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  We have elected to be a REIT for U.S. federal income tax purposes.  In order to maintain our qualification as a REIT, we must comply with a number of requirements under federal tax law, including that we must distribute at least 90% of our annual REIT taxable income to our stockholders. We have elected to treat certain of our subsidiaries as a taxable REIT subsidiary (or TRS). In general, a TRS may hold assets and engage in activities that a REIT or qualified REIT subsidiary (or QRS) may not hold or engage in directly and generally may engage in any real estate or non-real estate related business.

We are a holding company and conduct our real estate finance businesses primarily through wholly-owned subsidiaries, so as to maintain an exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act) by ensuring that less than 40% of the value of our total assets, exclusive of U.S. Government securities and cash items (which we refer to as our adjusted total assets for Investment Company Act purposes), on an unconsolidated basis, consist of “investment securities” as defined by the Investment Company Act. We refer to this test as the “40% Test.”

INVESTMENT STRATEGY

We primarily invest, through our various subsidiaries, in residential mortgage assets. We continue to acquire residential mortgage securities and such investments comprised more than 50% of our total assets at the end of 2018. In recent years we have substantially increased investments in residential whole loans, as proceeds received from portfolio run-off from Agency and Non-Agency MBS and equity capital raised in the market have been deployed primarily in loan investments. Consequently, at the end of 2018, residential whole loan investments comprised approximately 38% of our assets and more than 50% of our allocated net equity. During 2019, we expect to continue to seek investment opportunities primarily in residential whole loans and selectively in residential mortgage securities and MSR-related assets as market opportunities arise. We expect that we will moderately increase leverage to support further asset growth in 2019, both through use of repurchase agreement financing and securitization.

Residential Whole Loans

During 2018, we continued to grow our residential whole loan portfolio, which we acquired through interests in certain trusts established to acquire the loans, that are consolidated on our balance sheet for financial reporting purposes. In particular during 2018, growth in our residential whole loan portfolio was primarily through acquisitions or commitments to acquire purchased performing loans. Such loans include: (i) loans to finance (or refinance) one-to four-family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (or Single-family rental loans), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). The majority of our purchased performing loans are Hybrids or, in the case of Rehabilitation loans, are expected to have relatively short duration. Consequently, we believe that our purchased performing loans acquired to date will exhibit relatively lower interest rate sensitivity than conventional fixed rate residential whole loans.

In addition, during 2018, we continued to purchase packages of both purchased credit impaired and non-performing residential whole loans which were acquired in secondary market transactions. Purchased credit impaired loans are typically characterized by borrowers who have previously experienced payment delinquencies and the amount owed may exceed the value of the property pledged as collateral. The majority of these loans are purchased at purchase prices that are discounted (often substantially so) to their contractual loan balance to reflect the impaired credit history of the borrower, the loan-to-value ratio (or LTV) of the loan and the coupon rate. Non-performing loans are typically characterized by borrowers who have defaulted on their obligations and/or have payment delinquencies of 60 days or more at the time we acquire the loan. The majority of these loans are also purchased at purchase prices that are discounted (often substantially so) to the contractual loan balance that reflects primarily the non-performing nature of the loan. Typically, this purchase price is a discount to the expected value of the collateral securing the loan, such value to be realized after foreclosure and liquidation of the property. The majority of these residential whole loans were purchased on a servicing-released basis (i.e., the sellers of such loans transferred the right to service the loans as part of the sale). Because we do not directly service any loans, we have contracted with loan servicing companies with specific expertise in working with delinquent borrowers in an effort to cure delinquencies through, among other things, loan modification and third-party refinancing. To the extent these efforts are successful, we believe our investments in residential whole loans will yield attractive returns. In addition, to the extent that it is not possible to achieve a successful outcome for a particular borrower and the real property collateral must be foreclosed on and liquidated, we believe that the discounted purchase price at which the asset was acquired provides us with a level of protection against financial loss. Given the increase in the size of our residential whole loan investments and our ongoing focus on this asset class, we expect balances of “real estate owned” (or REO) property to increase.

Residential Mortgage Securities

Our Legacy Non-Agency MBS have been acquired primarily at discounts to face/par value, which we believe serves to mitigate our exposure to credit risk.  A portion of the purchase discount on substantially all of our Legacy Non-Agency MBS is designated as a non-accretable purchase discount (also referred to hereafter as Credit Reserve), which effectively mitigates our risk of loss on the mortgages collateralizing such MBS and is not expected to be accreted into interest income.  The portion of the purchase discount that is designated as accretable discount is accreted into interest income over the life of the security.  The mortgages collateralizing our Legacy Non-Agency MBS consist primarily of ARMs, 30-year fixed-rate mortgages and Hybrids. Legacy Non-Agency ARMs and Hybrids typically exhibit reduced interest rate sensitivity (as compared to fixed-rate Legacy Non-Agency MBS) due to their interest rate adjustments (similar to Agency ARMs and Hybrids). However, yields on Legacy Non-Agency MBS, unlike Agency MBS, also exhibit sensitivity to changes in credit performance.  If credit performance improves, the Credit Reserve may be decreased (and accretable discount increased), resulting in a higher yield over the remaining life of the security. Similarly, deteriorating credit performance could increase the Credit Reserve and decrease the yield over the remaining life of the security, or other-than-temporary impairment could result. To the extent that higher interest rates in the future are indicative of an improving economy, better employment data and/or higher home prices, it is possible that these factors will improve the credit performance of Legacy Non-Agency MBS and therefore mitigate the interest rate sensitivity of these securities. Due to their strong performance over the past several years, and resulting increased demand for these investments, returns available on Legacy Non-Agency MBS have been lower than for other residential mortgage assets. Consequently, in recent years we have managed this portfolio through opportunistic sales of certain Legacy Non-Agency MBS based on an assessment of expected future cash flows and prevailing market pricing.

Our RPL/NPL MBS were purchased primarily at prices around par and represent the senior and mezzanine tranches of the related securitizations. These securities are structured with significant credit enhancement (typically approximately 40-50% for the most senior tranches and approximately 25-35% for mezzanine tranches) and the subordinate tranches absorb all credit losses (until those tranches are extinguished) and typically receive no cash flow (interest or principal) until the senior tranches are paid off. Prior to purchase, we analyze the deal structure and the credit risk of the underlying loans. Subsequent to purchase, the ongoing credit risk associated with the deal is evaluated by analyzing the extent to which actual credit losses occur that result in a reduction in the amount of subordination supporting our bond. Based on the recent performance of the collateral underlying our RPL/NPL MBS and current subordination levels, we do not believe that we are currently exposed to significant risk of credit loss on these investments. In addition, the structures of these investments generally contain a contractual coupon step-up feature, where the coupon increases up to 300 - 400 basis points at 36 - 48 months or sooner. We expect that the combination of the priority cash flow and the step-up feature associated with these investments will result in their exhibiting short average lives and, accordingly, reduced interest rate sensitivity.

The mortgages collateralizing our Agency MBS portfolio are predominantly Hybrids, 15 and 30 year fixed-rate mortgages and ARMs.  Our Agency MBS were selected to generate attractive returns relative to interest rate and prepayment risks. The Hybrid loans collateralizing our MBS typically have initial fixed-rate periods at origination of three, five, seven or ten years.  At the end of this fixed-rate period, these mortgages become adjustable and their interest rates adjust based on the London Interbank Offered Rate (or LIBOR) or in some cases the one-year constant maturity treasury rate (or CMT). These interest rate adjustments are typically limited by periodic caps (which limit the amount of the interest rate change from the prior rate) and lifetime caps

(which are maximum interest rates permitted for the life of the mortgage). As coupons earned on Agency Hybrids and ARMs adjust over time as interest rates change, the fair values of these assets are generally less sensitive to changes in interest rates than are fixed-rate MBS. In general, Hybrid loans and ARMs have 30-year final maturities and they amortize over this 30-year period. While the coupons on 15-year fixed-rate mortgages do not adjust, they amortize according to a 15-year amortization schedule and have a 15-year final maturity. Due to their accelerated amortization and shorter final maturity, these assets are generally less sensitive to changes in long-term interest rates as compared to fixed-rate mortgages with a longer final maturity, such as 30-year mortgages. During 2018, as we have for the past several years, we allowed our Hybrid and 15-year Agency MBS to run off. We also sold approximately $122 million of lower yielding 15-year Agency MBS during the year. In addition, we purchased 30-year Agency MBS and concurrently entered into interest rate swap hedges that are intended to reduce associated interest rate sensitivity.

For the past several years, we have also invested in CRT securities. CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The payments of principal and interest on the CRT securities are paid on a monthly basis and are dependent on the performance of loans in either a reference pool or an actual pool of loans. We may incur a principal loss if the performance of the underlying actual or reference pool loans results either in calculated or actual losses that exceed the credit enhancement on the underlying CRT security owned by us. We assess the credit risk associated with CRT securities by assessing the current and expected future performance of the associated loan pool. During 2018, we have taken advantage of market opportunities to rotate out of seasoned higher dollar priced securities, resulting in realized gains, and reinvested the sales proceeds in newer issue securities at prices close to par.
MSR-Related Assets

Although we do not own or otherwise invest directly in MSRs, we have made investments in term notes backed directly or indirectly by MSRs and loans to finance entities that originate residential mortgage loans and own the related MSRs. In the case of term notes backed by MSR-related collateral, we believe the credit risk on these investments is mitigated by structural credit support in the form of over-collateralization as well as a corporate guarantee from the ultimate parent or sponsor of the related special purpose vehicle issuing the note, that is intended to provide for payment of interest and principal to the holders of the investments should cash flows generated by the underlying MSRs be insufficient. Credit risk on MSR-related corporate loans is mitigated as the loans are secured by MSRs and certain other unencumbered assets owned by the borrower.
FINANCING STRATEGY

Our financing strategy is designed to increase the size of our investment portfolio by borrowing against a substantial portion of the market value of the assets in our portfolio.  We primarily use repurchase agreements to finance our holdings of residential mortgage assets.  We enter into interest rate derivatives to hedge the interest rate risk associated with a portion of our repurchase agreement borrowings.  We have also securitized both re-performing and non-performing residential whole loans as part of our financing strategy. Going forward, in connection with our current and any future investment in residential whole loans, our financing strategy may include the use of additional loan securitization transactions or the use of other forms of structured financing.

Repurchase agreements, although legally structured as sale and repurchase transactions, are financing contracts (i.e., borrowings) under which we pledge our residential mortgage assets as collateral to secure loans with repurchase agreement counterparties (i.e., lenders).  Repurchase agreements involve the transfer of the pledged collateral to a lender at an agreed upon price in exchange for such lender’s simultaneous agreement to return the same asset back to the borrower at a future date (i.e., the maturity of the borrowing) at a price that is higher than the original sales price.  The difference between the sale price that we receive and the repurchase price that we pay represents interest paid to the lender.  Our cost of borrowings under repurchase agreements is generally LIBOR based.  Under our repurchase agreements, we pledge our assets as collateral to secure the borrowing, in an amount equal to a specified percentage of the fair value of the pledged collateral, while we retain beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, we are required to repay the loan including any accrued interest and concurrently receive back our pledged collateral from the lender. With the consent of the lender, we may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that we pledge additional assets or cash as collateral to secure borrowings under our repurchase financing with such lender, are routinely experienced by us when the value of the assets pledged as collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  We also may make margin calls on counterparties when collateral values increase.

In order to reduce our exposure to counterparty-related risk, we generally seek to enter into repurchase agreements and other financing arrangements, and derivatives, with a diversified group of financial institutions.  At December 31, 2018, we had outstanding balances under repurchase agreements with 26 separate lenders.

In addition to repurchase agreements, we may also use other sources of funding in the future to finance our residential mortgage assets, including, but not limited to, other types of collateralized borrowings, loan agreements, lines of credit or the issuance of debt and/or equity securities.

COMPETITION

We believe that our principal competitors in the business of acquiring and holding residential mortgage assets of the types in which we invest are financial institutions, such as banks, specialty finance companies, insurance companies, institutional investors, including mutual funds and pension funds, hedge funds and other mortgage REITs, as well as the U.S. Federal Reserve (or Federal Reserve) as part of its monetary policy activities.  Some of these entities may not be subject to the same regulatory constraints (i.e., REIT compliance or maintaining an exemption under the Investment Company Act) as we are.  In addition, many of these entities have greater financial resources and access to capital than we have.  The existence of these entities, as well as the possibility of additional entities forming in the future, may increase the competition for the acquisition of residential mortgage assets, resulting in higher prices and lower yields on such assets.

EMPLOYEES

At December 31, 2018, we had 59 full-time and one part-time employee.  We believe that our relationship with our employees is good.  None of our employees are unionized or represented under a collective bargaining agreement.

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

General

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets and collateral, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, our ability to source new investments at appropriate yields, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions, especially in the real estate and mortgage sector, our competition, and the credit performance of our credit sensitive residential mortgage assets.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), market credit spreads, borrowing costs (i.e., our interest expense), delinquencies, defaults and prepayment speeds on our investments, the behavior of which involves various risks and uncertainties.  Interest rates and conditional prepayment rates (or CPRs) (which measure the amount of unscheduled principal prepayment on a bond as a percentage of the bond balance) vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results also depend upon our ability to effectively manage the risks associated with our business operations, including interest rate, prepayment, financing, liquidity, and credit risks, while maintaining our qualification as a REIT.

We may change our investment strategy, operating policies and/or asset allocations without stockholder consent, which could materially adversely affect our results of operations.

We may change our investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders.  A change in our investment strategy may increase our exposure to various risks, including but not limited to: interest rate risk, credit risk, default risk, liquidity risk, financing risk, legal or regulatory risk, and/or real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those of our historical investments.  For example, in recent years, we have made new investments principally in residential whole loans, RPL/NPL MBS, CRT securities, MSR-related assets and fixed rate 30-Year Agency MBS. These changes could materially adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or make distributions.

Credit and Other Risks Related to Our Investments

Our investments in Non-Agency MBS (including RPL/NPL MBS), residential whole loans and CRT securities involve credit risk, which could materially adversely affect our results of operations.

The holder of a mortgage or MBS assumes the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest.  Under our investment policy, we have the ability to acquire Non-Agency MBS, residential whole loans, CRT securities and other investment assets of lower credit quality.  In general, these investments (which, as of December 31, 2018 represented 68.4% of our total assets) carry greater investment risk than Agency MBS because the former are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation.  Higher-than-expected rates of default and/or higher-than-expected loss severities on the mortgages underlying these investments could adversely affect the value of these assets.  Accordingly, defaults in the payment of principal and/or interest on our residential whole loans, CRT securities, Legacy Non-Agency MBS, RPL/NPL MBS and other investment assets of less-than-high credit quality would likely result in our incurring losses of income from, and/or losses in market value relating to, these assets, which could materially adversely affect our results of operations.

Our investments in residential whole loans involve credit risks, some of which are different from those of our Non-Agency MBS, which could materially adversely affect our results of operations.

Our portfolio of residential whole loans continued to be our fastest growing asset class during 2018, and represented approximately 37.7% of our total assets as of December 31, 2018. We expect that our investment portfolio in residential whole loans will continue to increase during 2019. As a holder of residential whole loans, we are subject to the risk that the related borrowers may default or have defaulted on their obligations to make full and timely payments of principal and interest. A number of factors impact a borrower’s ability to repay including, among other things, changes in employment status, changes in interest rates or the availability of credit, and changes in real estate values. In addition to the credit risk associated with these assets, residential whole loans are less liquid than certain of our other credit sensitive assets, such as Non-Agency MBS, which may make them more difficult to dispose of if the need or desire arises. If actual results are different from our assumptions in determining the prices paid to acquire such loans, particularly if the market value of the underlying properties decreases significantly subsequent to purchase, we may incur significant losses, which could materially adversely affect our results of operations.

Our investments are subject to changes in credit spreads and other risks.

Credit spreads, which at times can be very volatile and react to various macro-economic events or conditions, measure the additional yield demanded on securities by the market based on their perceived credit relative to a specific benchmark. Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are generally valued based on a market credit spread over LIBOR. Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our MBS portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our MBS portfolio would tend to increase. In addition, MBS valuations are subject to other financial risks, including mortgage basis spread risk. In periods of market volatility, changes in credit spreads and mortgage basis may result in changes in the value of MBS not being equally offset by changes in the value of derivative contracts used to manage portfolio valuation risks arising due to changes in interest rates. Such changes in the market value of our investments may affect our net equity, net income or cash flow directly through their impact on portfolio unrealized gains or losses, and therefore our ability to realize gains on such investments, or indirectly through their impact on our ability to borrow and access capital.
A significant portion of our Non-Agency MBS, residential whole loans and CRT securities are secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, our competition, natural disasters, terrorist events, regulatory changes, adverse climate changes or other adverse events specific to those markets.

A significant number of the mortgages underlying our Non-Agency MBS, residential whole loan and CRT securities investments are concentrated in certain geographic areas.  For example, we have significant exposure in California, New York, Florida, New Jersey and Maryland.  (For a discussion of the percentage of these assets in these states, see “Credit Risk” included under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.)  Certain markets within these states (particularly in California and Florida) have experienced significant decreases in residential home values from time to time.  Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our Non-Agency MBS, residential whole loan and CRT securities investments.  In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default and foreclosure of residential whole loans, CRT securities and the loans underlying our Non-Agency MBS and the risk of loss upon liquidation of these assets.  This could, in turn, have a material adverse effect on our credit loss experience on our Non-Agency MBS and residential whole loan investments in the affected market if higher-than-expected rates of default and/or higher-than-expected loss severities on our residential whole loan investments, CRT securities or the mortgages underlying our Non-Agency MBS were to occur.

In addition, the occurrence of a natural disaster (such as an earthquake, tornado, hurricane, flood, mudslide or wildfires), terrorist attack or a significant adverse climate change may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing the mortgages collateralizing our Non-Agency MBS, residential whole loans or CRT securities.  Because certain natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers (such as hurricanes, earthquakes or certain flooding), or the proceeds payable for losses covered by any such policy are not sufficient to make the related repairs, the affected borrowers may have to pay for any repairs themselves.  Under these circumstances, borrowers may decide not to repair the damaged property or may stop paying the mortgage, either of which could cause defaults and credit loss severities to increase.

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

We have certain investments in Non-Agency MBS backed by collateral pools containing mortgage loans that were originated under underwriting standards that were less strict than those used in underwriting “prime” mortgage loans.  These lower standards permitted mortgage loans, often with LTV ratios in excess of 80%, to be made to borrowers having impaired credit histories, lower credit scores, higher debt-to-income ratios and/or unverified income.  Difficult economic conditions, including increased interest rates and lower home prices, can result in Alt A and subprime mortgage loans having increased rates of delinquency, foreclosure, bankruptcy and loss, and are likely to otherwise experience delinquency, foreclosure, bankruptcy and loss rates that are higher, and that may be substantially higher, than those experienced by mortgage loans underwritten in a more traditional manner.  Thus, because of higher delinquency rates and losses associated with Alt A and subprime mortgage loans, the performance of our Non-Agency MBS that are backed by these types of loans could be correspondingly adversely affected, which could materially adversely impact our results of operations, financial condition and business.

We are subject to counterparty risk and may be unable to seek indemnity or require counterparties to repurchase residential whole loans if they breach representations and warranties, which could cause us to suffer losses.

In connection with our residential whole loan investments, we typically enter into a loan purchase agreement, as buyer, of the loans from a seller. When we invest in certain mortgage loans, sellers may make representations and warranties about such loans that are very limited both in scope and duration. Residential mortgage loan purchase agreements may entitle the purchaser of the loans to seek indemnity or demand repurchase or substitution of the loans in the event the seller of the loans breaches a representation or warranty given to the purchaser. However, there can be no assurance that a mortgage loan purchase agreement will contain appropriate representations and warranties, that we or the trust that purchases the mortgage loans would be able to enforce a contractual right to repurchase or substitution, or that the seller of the loans will remain solvent or otherwise be able to honor its obligations under its mortgage loan purchase agreements. The inability to obtain or enforce an indemnity or require repurchase of a significant number of loans could require us to absorb the associated losses, and adversely affect our results of operations, financial condition and business.

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

Over the past several years the proportion of our overall investment portfolio that is accounted for under U.S. generally accepted accounting principles (or GAAP) using the fair value option has grown. Changes in the fair value of assets accounted for using the fair value option are recorded in our consolidated statements of operations each period. The increased contribution of these assets to net income resulted in volatility in our reported quarterly financial results during 2017 and 2018. There can be no assurance that such volatility in periodic financial results will not continue during 2019 or in future periods.

We have experienced, and may in the future experience, declines in the market value of certain of our investment securities resulting in our recording impairments, which have had, and may in the future have, an adverse effect on our results of operations and financial condition.

A decline in the market value of our residential mortgage securities that are accounted for as available-for-sale (or AFS) may require us to recognize an “other-than-temporary impairment” (or OTTI) against such assets under GAAP.  When the fair value of an AFS security is less than its amortized cost at the balance sheet date, the security is considered impaired.  We assess our impaired securities on at least a quarterly basis and designate such impairments as either “temporary” or “other-than-temporary.”  If we intend to sell an impaired security, or it is more likely than not that we will be required to sell the impaired security before any anticipated recovery, then we must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If we do not expect to sell an other-than-temporarily impaired security, only the portion of the OTTI related to credit losses is recognized through charges to earnings with the remainder recognized through accumulated other comprehensive income/(loss) (or AOCI) on our consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (or OCI) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security and may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may, if recovered, be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as on our estimates of the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.

The use of models in connection with the valuation of our assets subjects us to potential risks in the event that such models are incorrect, misleading or based on incomplete information.

As part of our risk management process, models may be used to evaluate, depending on the asset class, house price appreciation and depreciation by county or region, prepayment speeds and frequency, cost and timing of foreclosures, as well as other factors. Certain assumptions used as inputs to the models may be based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the model output also to be incorrect. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, we may buy certain assets at prices that are too high, sell certain assets at prices that are too low or miss favorable opportunities altogether, which could have a material adverse impact on our business and growth prospects.

Valuations of some of our assets are subject to inherent uncertainty, may be based on estimates, may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed.

While the determination of the fair value of our investment assets generally takes into consideration valuations provided by third-party dealers and pricing services, the final determination of exit price fair values for our investment assets is based on our judgment, and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets may be difficult to obtain or may not be reliable (particularly as related to residential whole loans, as discussed below). In general, dealers and pricing services heavily disclaim their valuations as such valuations are not intended to be binding bid prices. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability arising out of any inaccuracy or incompleteness in valuations. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another.

Our results of operations, financial condition and business could be materially adversely affected if our fair value determinations of these assets are materially higher than could actually be realized in the market.

Our investments in residential whole loans are difficult to value and are dependent upon the borrower’s ability to service or refinance their debt. The inability of the borrower to do so could materially and adversely affect our liquidity and results of operations.
The difficulty in valuation is particularly significant with respect to our less liquid investments such as our re-performing loans (or RPLs) and non-performing loans (or NPLs). RPLs are loans on which a borrower was previously delinquent but has resumed repaying. Our ability to sell RPLs for a profit depends on the borrower continuing to make payments. An RPL could become a NPL, which could reduce our earnings. Our investments in residential whole loans may require us to engage in workout negotiations, restructuring and/or the possibility of foreclosure. These processes may be lengthy and expensive. If loans become REO, we, through a designated servicer that we retain, will have to manage these properties and may not be able to sell them. See the risk factor captioned “Our Ability to Sell REO on Terms Acceptable to Us or at All May Be Limited.”

We may work with our third-party servicers and seek to help a borrower to refinance an NPL or RPL to realize greater value from such loan. However, there may be impediments to executing a refinancing strategy for NPLs and RPLs. For example, many mortgage lenders have adjusted their loan programs and underwriting standards, which has reduced the availability of mortgage credit to prospective borrowers. This has resulted in reduced availability of financing alternatives for borrowers seeking to refinance their mortgage loans. In addition, the value of some borrowers’ homes may have declined below the amount of the mortgage loans on such homes resulting in higher loan-to-value ratios, which has left the borrowers with insufficient equity in their homes to permit them to refinance. To the extent prevailing mortgage interest rates rise from their current low levels, these risks would be exacerbated. The effect of the above would likely serve to make the refinancing of NPLs and RPLs potentially more difficult and less profitable for us.

Mortgage loan modification and refinancing programs and future legislative action may materially adversely affect the value of, and the returns on, our MBS and residential whole loan investments.

The U.S. Government, through the Federal Reserve, the U.S. Treasury Department, the Federal Housing Administration (or the FHA), the Consumer Financial Protection Bureau (or CFPB), and other agencies have in the past implemented, and may in the future implement, a number of federal programs designed to assist homeowners and help them avoid residential mortgage loan foreclosures, reduce or forgive certain mortgage payments, or otherwise mitigate losses for homeowners. In addition, Fannie Mae and Freddie Mac implemented their Flex Modification foreclosure prevention program, developed at the direction of the Federal Housing Finance Agency (or FHFA). Federal loss mitigation programs, as well as proprietary loss mitigation programs offered by investors and servicers, may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans.  Especially with respect to our Non-Agency MBS and residential whole loan investments, loan modifications with respect to a given underlying loan, including, but not limited to, those related to principal forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such investments.  These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, that result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may materially adversely affect the value of, and the returns on, these assets.

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
Tax reform legislation may adversely affect our business.

Recent tax reform legislation adopted at the end of 2017 includes changes that could have an adverse impact on the U.S. residential housing market and potentially reduce the market value of our investments. Among other items, there is a temporary reduction of the deductibility of interest on mortgage debt, a cap on the deduction for state and local taxes and a limitation on property tax deductions, which may reduce home affordability and adversely affect home prices nationally or in local markets. In addition, such changes may increase taxes payable by certain borrowers, thereby reducing their available cash and adversely impacting their ability to make payments, which in turn, could cause losses on our investments.

Our investments in residential whole loans subject us to servicing-related risks, including those associated with foreclosure and liquidation.

We rely on third-party servicers to service and manage the mortgages underlying our residential whole loans. The ultimate returns generated by these investments may depend on the quality of the servicer. If a servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in a higher frequency of default. If a servicer takes longer to liquidate non-performing mortgages, our losses related to those loans may be higher than originally anticipated. Any failure by servicers to service these mortgages and/or to competently manage and dispose of REO properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted with third-party servicers to carry out the actual servicing of the loans (including all direct interface with the borrowers), for loans that we purchase together with the related servicing rights, we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. (See the risk factor captioned “Regulatory Risk and Risks Related to the Investment Company Act of 1940 - Our business is subject to extensive regulation”) In light of the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

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

The expanding body of federal, state and local regulations and investigations of servicers may increase their cost of compliance and the risks of noncompliance, and may adversely affect their ability to perform their servicing obligations.
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
If the market value or income potential of our MBS, residential mortgage investments and other assets declines as a result of changes in interest rates, prepayment rates or other factors, we may need to increase certain real estate investments and income and/or liquidate our non-qualifying assets in order to maintain our REIT qualification or exemption from registration under the Investment Company Act. If the decline in real estate asset values and/or income occurs quickly, this may be especially difficult to accomplish. This difficulty could be exacerbated by the illiquid nature of certain investments. We might have to make investment decisions that we otherwise would not make absent our REIT qualification and Investment Company Act considerations. (See risk factor captioned “Regulatory Risk and Risks Related to the Investment Company Act of 1940” and “Risks Related to Our Taxation as a REIT and the Taxation of Our Assets.”)

Our ability to sell REO on terms acceptable to us or at all may be limited.
REO properties are illiquid relative to other assets we own. Furthermore, real estate markets are affected by many factors that are beyond our control, such as general and local economic conditions, availability of financing, interest rates and supply and demand. We cannot predict whether we will be able to sell any REO for the price or on the terms set by us or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of an REO. In certain circumstances, we may be required to expend cash to correct defects, pay expenses or to make improvements before a property can be sold, and we cannot assure that we will have cash available to make these payments. As a result, our ownership of REOs could materially and adversely affect our liquidity and results of operations.

Our investments in MSR-related assets expose us to additional risks.

As of December 31, 2018, we had approximately $611.8 million of investments in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. Generally, we have the right to receive certain cash flows from the owner of the MSRs that are generated from the servicing fees and/or excess servicing spread associated with the MSRs. While we do not directly own MSRs, our investments in MSR-related assets indirectly expose us to risks associated with MSRs, such as the illiquidity of MSRs, the risks associated with servicing MSRs (that include, for example, significant regulatory risks and costs) and the ability of the owner to successfully manage its MSR portfolio. Furthermore, the value of MSRs is highly sensitive to changes in prepayment rates. Decreasing market interest rates are generally associated with increases in prepayment rates as borrowers are able to refinance their loans at lower costs. Prepayments result in the partial or complete loss of the cash flows from the related MSR. If these or other MSR-related risks come to fruition, the value of our MSR-related assets could decline significantly.

Prepayment and Reinvestment Risk

Prepayment rates on the mortgage loans underlying certain of our residential mortgage assets may materially adversely affect our profitability or result in liquidity shortfalls that could require us to sell assets in unfavorable market conditions.

  In general, the mortgages collateralizing certain of our residential mortgage assets may be prepaid at any time without penalty.  Prepayments result when borrowers satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property.  When we acquire assets collateralized by residential mortgage loans, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on that asset.  If we purchase an asset at a premium to par value, and borrowers then prepay the underlying mortgage loans at a faster rate than we expected, the increased prepayments would result in a yield lower than expected on such assets because we would be required to amortize the related premium on an accelerated basis.  Conversely, if we purchase residential mortgage assets at a discount to par value, and borrowers then prepay the underlying mortgage loans at a slower rate than we expected, the decreased prepayments would result in a lower yield than expected on the asset and/or may result in a decline in the fair value of the asset, which would result in losses if the asset is accounted for a fair value or OTTI for an AFS security if the fair value of the security is less than its amortized cost.

Prepayment rates on mortgage loans are influenced by changes in mortgage and market interest rates and a variety of economic, geographic, governmental and other factors beyond our control.  Consequently, prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment risks.  In periods of declining interest rates, prepayment rates on mortgage loans generally increase. Because of prepayment risk, the market value of certain of our assets (in particular our longer duration Agency MBS) may benefit less than other fixed income securities from a decline in interest rates.  If general interest rates decline at the same time, we would likely not be able to reinvest the proceeds of the prepayments that we receive in assets yielding as much as those yields on the assets that were prepaid.

With respect to certain residential mortgage assets, we have, at times, purchased assets that have a higher coupon rate than the prevailing market interest rates.  In exchange for a higher coupon rate, we typically pay a premium over par value to acquire such assets.  In accordance with GAAP, we amortize premiums over the life of the related asset.  If the underlying mortgage loans securing these assets prepay at a more rapid rate than anticipated, we will be required to amortize the related premiums on an accelerated basis, which could adversely affect our profitability.

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

Prepayments may have a materially negative impact on our financial results, the effects of which depend on, among other things, the timing and amount of the prepayment delay on Agency MBS, the amount of unamortized premium on assets purchased at a premium which are prepaid, the rate at which prepayments are made on our certain assets purchased at a discount, the reinvestment lag and the availability of suitable reinvestment opportunities.

Risks Related to Our Use of Leverage

Our business strategy involves the use of leverage, and we may not achieve what we believe to be optimal levels of leverage or we may become overleveraged, which may materially adversely affect our liquidity, results of operations or financial condition.

Our business strategy involves the use of borrowing or “leverage.”  Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our residential mortgage investments and use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets.  Although we are not required to maintain any particular debt-to-

equity ratio, certain of our borrowing agreements contain provisions requiring us not to have a debt-to-equity ratio exceeding specified levels.  Future increases in the amount by which the collateral value is required to contractually exceed the repurchase transaction loan amount, decreases in the market value of our residential mortgage investments, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal.  The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets.  If the interest income on the residential mortgage investments that we have purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations.  Such losses could be significant as a result of our leveraged structure.  The use of leverage to finance our residential mortgage investments involves a number of other risks, including, among other things, the following:

•
Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability and liquidity.  As of December 31, 2018, we had amounts outstanding under repurchase agreements with 26 separate lenders.  A material adverse development involving one or more major financial institutions or the financial markets in general could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether.  Because all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability.  Furthermore, if a number of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales, particularly under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our residential mortgage investments were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings. In addition, uncertainty in the global finance market and weak economic conditions in Europe, including the uncertainty surrounding the United Kingdom’s decision to exit from the European Union (commonly referred to as “Brexit”), could cause the conditions described above to have a more pronounced affect on our European counterparties.

•
Our profitability may be materially adversely affected by a reduction in our leverage.  As long as we earn a positive spread between interest and other income we earn on our leveraged assets and our borrowing costs, we believe that we can generally increase our profitability by using greater amounts of leverage.  There can be no assurance, however, that repurchase financing will remain an efficient source of long-term financing for our assets.  The amount of leverage that we use may be limited because our lenders might not make funding available to us at acceptable rates or they may require that we provide additional collateral to secure our borrowings.  If our financing strategy is not viable, we will have to find alternative forms of financing for our assets which may not be available to us on acceptable terms or at acceptable rates.  In addition, in response to certain interest rate and investment environments or to changes in market liquidity, we could adopt a strategy of reducing our leverage by selling assets or not reinvesting principal payments as assets amortize and/or prepay, thereby decreasing the outstanding amount of our related borrowings.  Such an action could reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale prices for which the assets were sold.

•
If we are unable to renew our borrowings at acceptable interest rates, it may force us to sell assets under adverse market conditions, which may materially adversely affect our liquidity and profitability.  Since we rely primarily on borrowings under short-term repurchase agreements to finance our generally longer-term residential mortgage investments, our ability to achieve our investment objectives depends on our ability to borrow funds in sufficient amounts and on acceptable terms, and on our ability to renew or replace maturing borrowings on a continuous basis.  Our repurchase agreement credit lines are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms.  Our ability to enter into repurchase transactions in the future will depend on the market value of our residential mortgage investments pledged to secure the specific borrowings, the availability of acceptable financing and market liquidity and other conditions existing in the lending market at that time.  If we are not able to renew or replace maturing borrowings, we could be forced to sell assets, including assets in an unrealized loss position, in order to maintain liquidity.  Forced sales, particularly under adverse market conditions, could result in lower sales prices than ordinary market sales made in the normal course of business.  If our residential mortgage investments were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could materially adversely affect our earnings.

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

•
If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses.  When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders.  Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties in light of recent market conditions.  Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets.  At December 31, 2018, we had greater than 5% stockholders’ equity at risk to the following repurchase agreement counterparties: Goldman Sachs (approximately 9.4%), RBC (approximately 7.4%), Wells Fargo (approximately 5.5%) and Barclay's Bank (approximately 5.1%).

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

An increase in our borrowing costs relative to the interest we receive on our investments may materially adversely affect our profitability.

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

•
Interest rate caps on certain of our loans and the loans collateralizing our MBS may materially adversely affect our profitability if short-term interest rates increase.  The coupons earned on adjustable rate and hybrid loans as well as ARM-MBS adjust over time as interest rates change (typically after an initial fixed-rate period for Hybrids).  The financial markets primarily determine the interest rates that we pay on the repurchase transactions used to finance the acquisition of our assets; however, the level of adjustment to the interest rates earned on our ARM-MBS and certain of our loans is typically limited by contract (or in certain cases by state or federal law).  The interim and lifetime interest rate caps on certain of our loans and the loans collateralizing our MBS limit the amount by which the interest rates on such assets can adjust.  Interim interest rate caps limit the amount interest rates on a particular ARM can adjust during the next adjustment period.  Lifetime interest rate caps limit the amount interest rates can adjust upward from inception through maturity of a particular ARM.  Our repurchase transactions are not subject to similar restrictions.  Accordingly, in a sustained period of rising interest rates or a period in which interest rates rise rapidly, we could experience a decrease in net income or a net loss because the interest rates paid by us on our borrowings (excluding the impact of hedging transactions) could increase without limitation (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) while increases in the interest rates earned on certain of our loans and the loans collateralizing our MBS could be limited due to interim or lifetime interest rate caps.

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

•
A flat or inverted yield curve may adversely affect prepayment rates and supply.  Our net interest income varies primarily as a result of changes in interest rates as well as changes in interest rates across the yield curve.  When the differential between short-term and long-term benchmark interest rates narrows, the yield curve is said to be “flattening.”  In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on ARMs, potentially decreasing the supply of ARM-MBS.  At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve.  When the yield curve is inverted, fixed-rate mortgage rates may approach or be lower than mortgage rates on ARMs, further increasing related prepayments and further negatively impacting ARM-MBS supply.  Increases in prepayments on our MBS portfolio cause our premium amortization to accelerate, lowering the yield on such assets.  In addition, a flatter yield curve would generally reduce the net spread we could earn on new investments. If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

Changes in inter-bank lending rate reporting practices, the method pursuant to which LIBOR is determined or the establishment of alternative reference rates may adversely affect our profitability.

As discussed above, the interest rates on certain of our investments, our repurchase transactions and our interest rate swaps are generally based on LIBOR. LIBOR and other indices which are deemed “benchmarks” have been the subject of recent national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the United Kingdom and elsewhere are conducting criminal and civil investigations into whether the banks that contribute information to the British Bankers’ Association (or BBA) in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have reached settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the United Kingdom Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.
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

Certain of our current lenders require, and future lenders may require, that we enter into restrictive covenants relating to our operations.

The various agreements pursuant to which we borrow money to finance our residential mortgage investments generally include customary representations, warranties and covenants, but may also contain more restrictive supplemental terms and conditions. Although specific to each master repurchase or loan agreement, typical supplemental terms include requirements of minimum equity, leverage ratios and performance triggers relating to a decline in equity or net income over a period of time. If we fail to meet or satisfy any covenants, supplemental terms or representations and warranties, we could be in default under the affected agreements and those lenders could elect to declare all amounts outstanding under the agreements to be immediately due and payable, enforce their respective interests against collateral pledged under such agreements and restrict our ability to make additional borrowings. Certain of our financing agreements contain cross-default or cross-acceleration provisions, so that if a default or acceleration of indebtedness occurs under any one agreement, the lenders under our other agreements could also declare a default. Further, under our repurchase agreements, we are typically required to pledge additional assets to our lenders in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral, which may take the form of additional securities, loans or cash.
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

The use of non-recourse long-term financing structures expose us to risks, which could result in losses to us.

We use securitization financing for certain of our residential whole loan investments. In such structures, our financing sources typically have only a claim against the assets included in a securitization rather than a general claim against us as an entity. Prior to any such financing, we generally seek to finance our investments with relatively short-term repurchase agreements until a sufficient portfolio of assets is accumulated. As a result, we are subject to the risk that we would not be able to acquire, during the period that any short-term repurchase agreements are available, sufficient eligible assets or securities to maximize the efficiency of a securitization. We also bear the risk that we would not be able to obtain new short-term repurchase agreements or would not be able to renew any short-term repurchase agreements after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we would generally intend to retain a portion of the interests issued under such securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. If we are unable to obtain and renew short-term repurchase agreements or to consummate securitizations to finance the selected investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

These financing arrangements require us to make certain representations and warranties regarding the assets that collateralize the borrowings. Although we perform due diligence on the assets that we acquire, certain representations and warranties that we make in respect of such assets may ultimately be determined to be inaccurate. Such representations and warranties may include, but are not limited to, issues such as the validity of the lien; the absence of delinquent taxes or other liens; the loans’ compliance with all local, state and federal laws and the delivery of all documents required to perfect title to the lien. In the event of a breach of a representation or warranty, we may be required to repurchase affected loans, make indemnification payments to certain indemnified parties or address any claims associated with such breach. Further, we may have limited or no recourse against the seller from whom we purchased the loans. Such recourse may be limited due to a variety of factors, including the absence of a representation or warranty from the seller corresponding to the representation provided by us or the contractual expiration thereof. A breach of a representation or warranty could adversely affect our results of operations and liquidity.

Certain of our financing arrangements are rated by one or more rating agencies and we may sponsor financing facilities in the future that are rated by credit agencies. The related agency or rating agencies may suspend rating notes at any time. Rating agency delays may result in our inability to obtain timely ratings on new notes, which could adversely impact the availability of borrowings or the interest rates, advance rates or other financing terms and adversely affect our results of operations and liquidity. Further, if we are unable to secure ratings from other agencies, limited investor demand for unrated notes could result in further adverse changes to our liquidity and profitability.

Risks Associated with Adverse Developments in the Mortgage Finance and Credit Markets and Financial Markets Generally

Market conditions for mortgages and mortgage-related assets as well as the broader financial markets may materially adversely affect the value of the assets in which we invest.

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally.  Significant adverse changes in financial market conditions leading to the forced sale of large quantities of mortgage-related and other financial assets would result in significant volatility in the market for mortgages and mortgage-related assets and potentially significant losses for ourselves and certain other market participants.  In addition, concerns over actual or anticipated low economic growth rates, higher levels of unemployment or uncertainty regarding future U.S. monetary policy (particularly in light of the current presidential administration and related uncertainties) may contribute to increased interest rate volatility.   Declines in the value of our investments, or perceived market uncertainty about their value, may make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Additionally, increased volatility and/or deterioration in the broader residential mortgage and MBS markets could materially adversely affect the performance and market value of our investments.

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

In July 2010, the U.S. Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act), in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets.  For instance, the Dodd-Frank Act imposes significant restrictions on the proprietary trading activities of certain banking entities and subjects other systemically significant entities and activities regulated by the Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities.  The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the MBS market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements.  The Dodd-Frank Act also imposes significant regulatory restrictions on the origination and servicing of residential mortgage loans.  The Dodd-Frank Act’s extensive requirements, and implementation by regulatory agencies such as the Commodity Futures Trading Commission (or CFTC), CFPB, Federal Deposit Insurance Corporation (or FDIC), Federal Reserve, and the SEC may have a significant effect on the financial markets, and may affect the availability or terms of financing, derivatives or MBS, each of which could have a material adverse effect on our business.

In addition, the U.S. Government, the Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken and continue to consider additional actions in response to the 2007-2008 financial and credit crisis domestically and internationally.  International financial regulators are examining standard setting for systemically significant entities, such as those considered by the Third Basel Accords (Basel III) to be incorporated by domestic entities. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition.

The Federal Reserve announced in November 2008 a program of large-scale purchases of Agency MBS in an attempt to lower longer-term interest rates and contribute to an overall easing of adverse financial conditions. Subject to specified investment guidelines, the portfolios of Agency MBS purchased through the programs established by the U.S. Treasury and the Federal Reserve may be held to maturity and, based on mortgage market conditions, adjustments may be made to these portfolios. This flexibility may adversely affect the pricing and availability of Agency MBS during the remaining term of these portfolios.

The final Basel FRTB Ruling, which raised capital charges for bank holders of ABS, CMBS and Non-Agency MBS beginning in 2019, could adversely impact available trading liquidity and access to financing.

In January 2006, the Basel Committee on Banking Supervision released a finalized framework for calculating minimum capital requirements for market risk, which takes effect in January 2019. In the final proposal, capital requirements would overall be meaningfully higher than current requirements. However, each country’s specific regulator may codify the rules differently. Under the framework, capital charges on a bond are calculated based on three components: default, market and residual risk. Implementation of the final proposal could impose meaningfully higher capital charges on dealers compared with current requirements, and could reduce liquidity in the securitized products market, negatively impacting the value of certain of our assets.

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

If the value of securities issued by our subsidiaries that are excepted from the definition of “investment company” by Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we own, exceeds 40% of our adjusted total assets on an unconsolidated basis, or if one or more of such subsidiaries fail to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required either (a) to substantially change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) to effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so or (c) to register as an investment company under the Investment Company Act, any of which could have an adverse effect on us and the market price of our securities. If we were required to register as an investment company under the Investment Company Act, we would become subject to substantial regulation with respect to our capital structure (including our ability to use leverage), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), portfolio composition, including restrictions with respect to diversification and industry concentration, and other matters.

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

Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related hedged instrument;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the party owing money in the hedging transaction may default on its obligation to pay.

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

As indicated above, from time to time we enter into Swaps. Entities entering into Swaps are exposed to credit losses in the event of non-performance by counterparties to these transactions. The CFTC issued new rules that became effective in October 2012 regarding Swaps under the authority granted to it pursuant to the Dodd-Frank Act. Although the new rules do not directly affect the negotiations and terms of individual Swap transactions between counterparties, they do require that the clearing of all Swap transactions through registered derivatives clearing organizations, or swap execution facilities, through standardized documents under which each Swap counterparty transfers its position to another entity whereby the centralized clearinghouse effectively becomes the counterparty to each side of the Swap. It is the intent of the Dodd-Frank Act that the clearing of Swaps in this manner is designed to avoid concentration of swap risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members. In addition to greater initial and periodic margin (collateral) requirements and additional transaction fees both by the swap execution facility and the clearinghouse, the Swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation requirements, and regulations could adversely affect our business and results of operations.

Clearing facilities or exchanges upon which our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.

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

Even a technical or inadvertent mistake could jeopardize our REIT qualification unless we meet certain statutory relief provisions.  If we were to fail to qualify as a REIT in any taxable year for any reason, we would be subject to U.S. federal income tax, including any applicable alternative minimum tax (for taxable years prior to 2018), on our taxable income, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Our failure to maintain our qualification as a REIT would cause our stock to be delisted from the NYSE.

The New York Stock Exchange (or NYSE) requires, as a condition to the listing of our shares, that we maintain our REIT status. Consequently, if we fail to maintain our REIT status, our shares would promptly be delisted from the NYSE, which would decrease the trading activity of such shares. This could make it difficult to sell shares and would likely cause the market volume of the shares trading to decline.

If we were delisted as a result of losing our REIT status and desired to relist our shares on the NYSE, we would have to reapply to the NYSE to be listed as a domestic corporation. As the NYSE’s listing standards for REITs are less onerous than its standards for domestic corporations, it would be more difficult for us to become a listed company under these heightened standards. We might not be able to satisfy the NYSE’s listing standards for a domestic corporation. As a result, if we were delisted from the NYSE, we might not be able to relist as a domestic corporation, in which case our shares could not trade on the NYSE.

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

The dividend distribution requirement limits the amount of cash we have available for other business purposes, including amounts to fund our growth.  Also, it is possible that because of differences in timing between the recognition of taxable income and the actual receipt of cash, we may have to borrow funds on unfavorable terms, sell investments at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions or make a taxable distribution of our stock to make distributions sufficient to maintain our qualification as a REIT or avoid corporate income tax in a particular year. These alternatives could increase our costs or reduce our stockholders’ equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be required to pay certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, to prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory (i.e., prohibited transactions tax) we may hold some of our assets through TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would reduce our operating cash flow and thus our cash available for distribution to our stockholders.

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

The REIT provisions of the Code could substantially limit our ability to hedge our business. Any income from a properly designated hedging transaction we enter into to manage the risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets, or from certain other limited types of hedging transactions, generally does not constitute “gross income” for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities because a TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.

We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes, which we are required to include in our taxable income either over time or as principle payments are received, as applicable. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

Some of the debt instruments that we acquire may have been issued with original issue discount. We will be required to report such original issue discount based on a constant yield method (or possibly sooner if such income is included in our financial statements) and will be taxed based on the assumption that all future projected payments due on such debt instruments will be made. If such debt instruments turn out not to be fully collectible, an offsetting loss deduction will become available only in the later year that uncollectability is provable.

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

The interest apportionment rules may affect our ability to comply with the REIT asset and gross income tests.

Most of the purchased credit impaired and non-performing loans that we have acquired were acquired by us at a discount from their outstanding principal amount, because our pricing was generally based on the value of the underlying real estate that secures those mortgage loans. Treasury Regulation Section 1.856-5(c) (the “interest apportionment regulation”) provides that if a mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. If a mortgage is secured by both real property and personal property and the value of the personal property does not exceed 15% of the aggregate value of the property securing the mortgage, the mortgage is treated as secured solely by real property for this purpose. Revenue Procedure 2014-51 interprets the “principal amount” of the loan to be the face amount of the loan, despite the Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

The interest apportionment regulation applies only if the debt in question is secured both by real property and personal property. We believe that all of the mortgage loans that we acquire at a discount under the circumstances contemplated by Revenue Procedure 2014-51 are secured only by real property, and no other property value is taken into account in our underwriting and pricing. Accordingly, we believe that the interest apportionment regulation does not apply to our portfolio.

Nevertheless, if the IRS were to assert successfully that our mortgage loans were secured by property other than real estate, that the interest apportionment regulation applied for purposes of our REIT testing, and that the position taken in Revenue Procedure 2014-51 should be applied to our portfolio, then depending upon the value of the real property securing our loans and their face amount, and the sources of our gross income generally, we might not be able to meet the REIT 75% gross income test, and possibly the asset tests applicable to REITs. If we did not meet these tests, we could potentially either lose our REIT status or be required to pay a tax penalty to the IRS. With respect to the REIT 75% asset test, Revenue Procedure 2014-51 provides a safe harbor under which the IRS will not challenge a REIT’s treatment of a loan as being a real estate asset in an amount equal to the lesser of (1) the greater of (a) the current value of the real property securing the loan or (b) the fair market value of the real property securing the loan determined as of the date the REIT committed to acquire the loan or (2) the fair market value of the loan on the date of the relevant quarterly REIT asset testing date. This safe harbor, if it applied to us, would help us comply with the REIT asset tests following the acquisition of distressed debt if the value of the real property securing the loan were to subsequently decline. If we did not meet one or more of the REIT asset tests, then we could potentially either lose our REIT status or be required to pay a tax penalty to the IRS.

Dividends paid by REITs do not qualify for the reduced tax rates available for “qualified dividend income.”

The maximum regular U.S. federal income tax rate for qualified dividend income paid to domestic stockholders that are individuals, trusts and estates is currently 20%.  Dividends paid by REITs, however, are generally not eligible for the reduced qualified dividend rates.  For taxable years beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations, resulting in an effective maximum U.S. federal income tax rate of 29.6% on such income. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

We may in the future choose to make distributions in our own stock, in which case you could be required to pay income taxes in excess of any cash distributions you receive.

We may in the future make taxable distributions that are payable in cash and shares of our common stock at the election of each stockholder. Taxable stockholders receiving such distributions will be required to include the full amount of the distribution as ordinary income to the extent of our current and accumulated earnings and profits for federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such distributions in excess of the cash distributions received. If a U.S. stockholder sells the stock that it receives as a distribution in order to pay this tax, the sale proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on distributions, it may put downward pressure on the market price of our common stock.

The IRS has issued guidance authorizing elective cash/stock dividends to be made by public REITs where there is a minimum (of at least 20%) amount of cash that must be paid as part of the dividend, provided that certain requirements are met. It is unclear whether and to what extent we would be able to or choose to pay taxable distributions in cash and stock. In addition, no assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to remain qualified as a REIT.

The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. Revisions in U.S. federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us. The Tax Cuts and Jobs Act (or TCJA) significantly changes the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs and their stockholders. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets.

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

Sales of substantial numbers of shares of our common stock in the public market, or the perception that such sales might occur, could adversely affect the market price of our common stock.  In addition, the sale of these shares could impair our ability to raise capital through a sale of additional equity securities.  Other issuances of our common stock, such as through equity awards to our employees, could have an adverse effect on the market price of our common stock.  In addition, future issuances of our common stock may be dilutive to existing stockholders.

Other Business Risks

We are dependent on our executive officers and other key personnel for our success, the loss of any of whom may materially adversely affect our business.

Our success is dependent upon the efforts, experience, diligence, skill and network of business contacts of our executive officers and other key personnel.  The departure of any of our executive officers and/or key personnel could have a material adverse effect on our operations and performance.

We are dependent on information systems and their failure (including in connection with cyber attacks) could significantly disrupt our business.

Our business is highly dependent on our information and communications systems.  Any failure or interruption of our systems or cyber attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on operating results, the market price of our common stock and other securities and our ability to pay dividends to our stockholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions as well as the servicers of our loans.

Computer malware, viruses, and computer hacking and phishing and cyber attacks have become more prevalent in our industry and may occur on our systems in the future. Although we are regularly working to install new, and upgrade our existing, information technology systems and provide employee awareness training around computer malware, phishing, and other cyber risks, there can be no assurance that we are or will be fully protected against cyber risks and security breaches and not be vulnerable to new and evolving threats to our information technology systems. We rely heavily on financial, accounting and other data processing systems. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber attacks or security breaches of our networks or systems (or networks or systems of, among other third parties, our lenders and servicers) or any failure to maintain performance, reliability and security of our technical infrastructure. As a result, any such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

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

We could be adversely affected in a number of ways in the event of a default by the U.S. Government, a further downgrade by S&P or a downgrade of the U.S. sovereign credit rating by another credit rating agency   Such adverse effects could include higher financing costs and/or a reduction in the amount of financing provided based on the market value of collateral posted under our repurchase agreements and other financing arrangements.  In addition, although the rating agencies have more recently determined that the GSEs’ outlook is generally stable, to the extent that the credit rating of any of the GSEs were to be downgraded in the future, the value of our Agency MBS could be adversely affected. These outcomes could in turn materially adversely affect our operations and financial condition in a number of ways, including a reduction in the net interest spread between our assets and associated repurchase agreement borrowings or a decrease in our ability to obtain repurchase agreement financing on acceptable terms, or at all.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.         Properties.

Office Leases

We currently pay monthly rent pursuant to two office leases.  In November 2018, we amended the lease for our corporate headquarters in New York, New York, under the same terms and conditions, to extend the expiration date for the lease by up to one year, through June 30, 2021.  For the year ended December 31, 2018, we recorded an expense of approximately $2.7 million in connection with lease rental for our current corporate headquarters.  In addition, as part of this lease agreement, we have provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that we default under certain terms of the lease.  In addition, we have a lease through December 31, 2021, for our off-site back-up facility located in Rockville Centre, New York.

In addition, in November 2018, we executed a lease agreement on new office space in New York, New York. We plan to relocate our corporate headquarters to this new space upon the substantial completion of the building. The changes and growth our Company has experienced over the past several years has resulted in an increase in our space requirements in the ten year period since our previous office lease was entered into. Accordingly, our new lease is for approximately 50% more space than our current corporate headquarters. The lease term specified in the agreement is fifteen years with an option to renew for an additional five years. Our current estimate of annual lease rental expense under the new lease, excluding escalation charges which at this point are unknown, is approximately $4.6 million. We currently expect to relocate to the space in the fourth fiscal quarter of 2020, but this timing as well as when we are required to begin making payments and recognize rental and other expenses under the new lease, is dependent on when the building is actually available for use.

Item 3.         Legal Proceedings.

There are no material legal proceedings to which we are a party or to which any of our assets are subject.

Item 4.         Mine Safety Disclosures.

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol “MFA”, and our preferred stock is also listed on the NYSE, under the symbol “MFA/PB.”

Holders

As of February 14, 2019, we had 536 registered holders of our common stock.  Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock.  We have paid full cumulative dividends on our preferred stock on a quarterly basis through December 31, 2018.  We have historically declared cash dividends on our common stock on a quarterly basis.  During 2018 and 2017, we declared total cash dividends to holders of our common stock of $339.2 million ($0.80 per share) and $312.8 million ($0.80 per share), respectively.  In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the years ended December 31, 2018, 2017 and 2016 the portions of our common stock dividends that were deemed to be capital gains were $0.1290, $0.0831 and $0.0361 per share of common stock, respectively. (For additional dividend information, see Notes 11(a) and 11(b) to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

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

We declared and paid the following dividends on our common stock during the years 2018 and 2017:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share
2018	December 12, 2018	December 28, 2018	January 31, 2019	$0.20	(1)
	September 13, 2018	October 1, 2018	October 31, 2018	0.20
	June 7, 2018	June 29, 2018	July 31, 2018	0.20
	March 7, 2018	March 29, 2018	April 30, 2018	0.20

2017	December 13, 2017	December 28, 2017	January 31, 2018	$0.20
	September 14, 2017	September 28, 2017	October 31, 2017	0.20
	June 12, 2017	June 29, 2017	July 28, 2017	0.20
	March 8, 2017	March 29, 2017	April 28, 2017	0.20

(1)	At December 31, 2018, we had accrued dividends and dividend equivalents payable of $90.2 million related to the common stock dividend declared on December 12, 2018.

We have not established a minimum payout level for our common stock. Dividends are declared and paid at the discretion of our Board and depend on our cash available for distribution, financial condition, ability to maintain our qualification as a REIT, and such other factors that our Board may deem relevant.    (See Part I, Item 1A., “Risk Factors” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, for information regarding the sources of funds used for dividends and for a discussion of factors, if any, which may adversely affect our ability to pay dividends.)

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

We did not repurchase any shares of our common stock under the Repurchase Program during the years ended December 31, 2018 and 2017.

We engaged in no share repurchase activity during the fourth quarter of 2018 pursuant to the Repurchase Program.  We did, however, withhold restricted shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or restricted stock units (or RSUs).  The following table presents information with respect to (i) such withheld restricted shares, and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
October 1-31, 2018:
Repurchase Program (2)	—	$—	—	6,616,355
Employee Transactions (3)	—	—	N/A	N/A
November 1-30, 2018:
Repurchase Program (2)	—	—	—	6,616,355
Employee Transactions (3)	—	—	N/A	N/A
December 1-31, 2018:
Repurchase Program (2)	—	—	—	6,616,355
Employee Transactions (3)	213,483	$6.72	N/A	N/A
Total Repurchase Program (2)	—	$—	—	6,616,355
Total Employee Transactions (3)	213,483	$6.72	N/A	N/A

(1)	Includes brokerage commissions.

(2)	As of December 31, 2018, we had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.

(3)	Our Equity Plan provides that the value of the shares delivered or withheld be based on the price of our common stock on the date the relevant transaction occurs.

Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 on a monthly basis and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase.  Computershare Shareowner Services LLC is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and who want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and who want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent. During the years ended 2018 and 2017, we issued 379,903 and 2,293,192 shares of common stock through the DRSPP generating net proceeds of approximately $2.8 million and $18.5 million, respectively.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2015, we adopted the Equity Plan, as approved by our stockholders.  The Equity Plan amended and restated our 2010 Equity Compensation Plan. (For a description of the Equity Plan, see Note 13(a) to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.)

The following table presents certain information with respect to our equity compensation plans as of December 31, 2018:

Award (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
RSUs	2,357,696
Total	2,357,696		(2)	5,238,509	(3)

(1)  All equity based compensation is granted pursuant to plans that have been approved by our stockholders.
(2)  A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price.  At December 31, 2018, 998,946 RSUs were vested, 497,500 RSUs were subject to time based vesting and 861,250 RSUs will vest subject to achieving a market condition.
(3) Number of securities remaining available for future issuance under equity compensation plans excludes RSUs presented in the table which were issued and outstanding at December 31, 2018.

Item 6.  Selected Financial Data.

Our selected financial data set forth below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes, included under Item 8 of this Annual Report on Form 10-K.

	At or/For the Year Ended December 31,
(Dollars in Thousands, Except per Share Amounts)	2018	2017	2016	2015	2014

Operating Data:
Interest income	$455,675	$433,448	$457,450	$492,143	$463,817
Interest expense	(232,186)	(197,141)	(193,355)	(176,948)	(159,808)
Net gain on residential whole loans measured at fair value through earnings	137,619	90,045	62,605	19,575	116
Net realized gain on sales of residential mortgage securities (1)	61,307	39,577	35,837	34,900	37,497
Unrealized net gains and net interest income from Linked Transactions	—	—	—	—	17,092
Other (loss)/income, net (2)	(40,951)	28,365	10,115	(4,015)	80
Operating and other expense	(79,663)	(71,901)	(59,984)	(52,429)	(45,290)
Net income	$301,801	$322,393	$312,668	$313,226	$313,504
Preferred stock dividends	15,000	15,000	15,000	15,000	15,000
Net income available to common stock and participating securities	$286,801	$307,393	$297,668	$298,226	$298,504
Earnings per share — basic and diluted	$0.68	$0.79	$0.80	$0.80	$0.81
Dividends declared per share of common stock	$0.80	$0.80	$0.80	$0.80	$0.80
Dividends declared per share of preferred stock	$1.875	$1.875	$1.875	$1.875	$1.875

Balance Sheet Data:
MBS, CRT securities and MSR-related assets	$7,121,140	$7,515,130	$10,054,963	$11,356,643	$10,762,622
Residential whole loans, at carrying value	3,016,715	908,516	590,540	271,845	207,923
Residential whole loans, at fair value	1,665,978	1,325,115	814,682	623,276	143,472
Cash and cash equivalents	51,965	449,757	260,112	165,007	182,437
Linked Transactions	—	—	—	—	398,336
Total assets	12,420,327	10,954,734	12,484,022	13,162,551	12,354,242
Repurchase agreements and other advances	7,879,087	6,614,701	8,687,268	9,387,622	8,267,388
Securitized debt (3)	684,420	363,944	—	21,868	110,072
Swaps (in a liability position) (4)	—	—	46,954	70,526	62,198
Total liabilities	9,004,226	7,693,098	9,450,120	10,195,290	9,150,970
Preferred stock, liquidation preference	200,000	200,000	200,000	200,000	200,000
Total stockholders’ equity	3,416,101	3,261,636	3,033,902	2,967,261	3,203,272

Other Data:
Average total assets	$11,186,845	$11,619,174	$12,836,580	$13,669,055	$12,542,584
Average total stockholders’ equity	$3,346,980	$3,203,814	$2,965,570	$3,129,461	$3,230,932
Return on average total assets (5)	2.56%	2.65%	2.32%	2.18%	2.38%
Return on average total stockholders’ equity (6)	9.02%	10.06%	10.54%	10.01%	9.70%
Total average stockholders’ equity to total average assets (7)	29.92%	27.57%	23.10%	22.89%	25.76%
Dividend payout ratio (8)	1.18	1.01	1.00	1.00	0.99
Book value per share of common stock (9)	$7.15	$7.70	$7.62	$7.47	$8.12

(1)
2018: We sold Agency MBS for $122.0 million, realizing losses of $6.8 million, sold CRT securities for $299.9 million, realizing gains of $31.4 million, sold Non-Agency MBS for $117.1 million, realizing gains of $36.7 million. 2017: We sold Non-Agency MBS for $104.0 million, realizing gains of $39.9 million and sold U.S. Treasury securities for $139.1 million, realizing losses of approximately $309,000. 2016:  We sold Non-Agency MBS for $85.6 million, realizing gains of $35.8 million. 2015:  We sold Non-Agency MBS for $70.7 million, realizing gains of $34.9 million. 2014:  We sold Non-Agency MBS for $123.9 million, realizing gains of $37.5 million.

(2)	Includes OTTI recognized through earnings related to Non-Agency MBS.

(3)	2018 and 2017: Reflects securitized debt from our loan securitization transactions. 2015 and 2014: Reflects securitized debt from our MBS resecuritization transactions.

(4)
Beginning in January 2017, variation margin payments on our cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap.

(5)	Reflects net income available to common stock and participating securities divided by average total assets.

(6)	Reflects net income divided by average total stockholders’ equity.
(7) Reflects total average stockholders’ equity divided by total average assets.
(8) Reflects dividends declared per share of common stock (excluding special dividends) divided by earnings per share.
(9) Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K.

GENERAL

We are an internally-managed REIT primarily engaged in the business of investing, on a leveraged basis, in residential mortgage assets, including residential mortgage securities, residential whole loans and MSR-related assets.  Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

At December 31, 2018, we had total assets of approximately $12.4 billion, of which $6.5 billion, or 52.4%, represents investments in residential mortgage securities.  At such date, our portfolio includes $2.7 billion of Agency MBS, $3.3 billion of Non-Agency MBS and $492.8 million of CRT securities. Non-Agency MBS is comprised of $1.9 billion of Legacy Non-Agency MBS and $1.4 billion of RPL/NPL MBS. These RPL/NPL MBS are backed by securitized re-performing and non-performing loans and are generally structured with a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. In addition, at December 31, 2018, we had approximately $4.7 billion in residential whole loans acquired through interests in certain trusts established to acquire the loans, which represented approximately 37.7% of our total assets. During 2018, our residential whole loan portfolio was our fastest growing asset class, primarily as a result of acquisitions or commitments to acquire purchased performing loans. Our purchased performing loans, which as of December 31, 2018 comprised approximately 47% of our residential whole loans, include : (i) loans to finance (or refinance) one-to four-family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (or Single-family rental loans), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). Our remaining investment-related assets, which represented approximately 9% of our total assets at December 31, 2018, were primarily comprised of MSR-related assets, REO and MBS and loan-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive residential mortgage assets. In recent periods, the impact on our results from market volatility, resulting in changes in market values of certain financial instruments for which changes in fair value are recorded in net income each period, such as CRT securities, certain residential whole loans, Agency MBS, and Swaps not designated as hedges, has increased. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds, the behavior of which involves various risks and uncertainties.  Interest rates and conditional prepayment rates (or CPRs) (which measure the amount of unscheduled principal prepayment on an asset as a percentage of the asset balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

With respect to our business operations, increases in interest rates, in general, may over time cause:  (i) the interest expense associated with our borrowings to increase; (ii) the value of our residential mortgage assets and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our adjustable rate assets to reset, on a delayed basis, to higher interest rates; (iv) prepayments on our assets to decline, thereby slowing the amortization of purchase premiums and the accretion of our purchase discounts, and slowing our ability to redeploy capital to generally higher yielding investments; and (v) the value of our derivative hedging instruments and, correspondingly, our stockholders’ equity to increase.  Conversely, decreases in interest rates, in general, may over time cause:  (i) the interest expense associated with our borrowings to decrease; (ii) the value of our residential mortgage assets and, correspondingly, our stockholders’ equity to increase; (iii) coupons on our adjustable rate assets, on a delayed basis, to lower interest rates; (iv) prepayments on our assets to increase, thereby accelerating the amortization of purchase premiums and the accretion of our purchase discounts, and accelerating the redeployment of our capital to generally lower yielding investments; and (v) the value of our derivative hedging instruments and, correspondingly, our stockholders’ equity to decrease.  In addition, our borrowing costs and credit lines are further affected by the type of collateral we pledge and general conditions in the credit market.

Our investments in residential mortgage assets, particularly investments in residential mortgage loans and Non-Agency MBS, expose us to credit risk, generally meaning that we are subject to credit losses due to the risk of delinquency, default and foreclosure on the underlying real estate collateral.  (See Part I, Item 1A., “Risk Factors - Credit and Other Risks Related to our Investments”, of this Annual Report on Form 10-K.) We believe the discounted purchase prices paid on certain of these investments mitigate our risk of loss in the event that, as we expect on most such investments, we receive less than 100% of the par value of these investments.  With respect to investments in purchased performing loans, we believe that sound underwriting standards, including low LTVs at origination, significantly mitigate our risk of loss. Our investment process for credit sensitive assets focuses primarily on quantifying and pricing credit risk.

The table below presents the composition of our MBS portfolios with respect to repricing characteristics as of December 31, 2018:

	December 31, 2018
Underlying Mortgages	Agency MBS Fair Value (1)	Legacy Non-Agency MBS Fair Value (2)	Total MBS (1)(2)	Percent of Total
(In Thousands)
Hybrids in contractual fixed-rate period	$308,165	$—	$308,165	6.6%
Hybrids in adjustable period	840,498	1,204,585	2,045,083	44.2
15-year fixed rate	781,625	1,521	783,146	16.9
Greater than 15-year fixed rate	736,498	706,283	1,442,781	31.1
Floaters	30,390	25,838	56,228	1.2
Total	$2,697,176	$1,938,227	$4,635,403	100.0%

(1)  Does not include principal payments receivable in the amount of $1.0 million.
(2) Does not reflect $1.4 billion of RPL/NPL MBS, which are backed primarily by securitized re-performing and non-performing loans. These securities are generally structured such that the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of a loan, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on our residential mortgage securities and whole loans may differ significantly.  For the year ended December 31, 2018, our Agency MBS portfolio experienced a weighted average CPR of 14.4%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 15.5%. For the year ended December 31, 2017, our Agency MBS portfolio experienced a weighted average CPR of 15.5%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 17.5%. Over the last consecutive eight quarters, ending with December 31, 2018, the monthly weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 18.4% experienced during the month ended July 31, 2017 to a low of 12.3%, experienced during the month ended December 31, 2018, with an average CPR over such quarters of 16.1%.

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

It is generally our business strategy to hold our residential mortgage assets as long-term investments.  On at least a quarterly basis, excluding investments for which the fair value option has been elected or for which specialized loan accounting is otherwise applied, we assess our ability and intent to continue to hold each asset and, as part of this process, we monitor our MBS, CRT securities and MSR-related assets that are designated as AFS for OTTI.  A change in our ability and/or intent to continue to hold any of these securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At December 31, 2018, we had net unrealized gains on our Non-Agency MBS of $450.6 million, comprised of gross unrealized gains of $459.0 million and gross unrealized losses of $8.4 million and net unrealized losses of $36.4 million on our Agency MBS, comprised of gross unrealized losses of $49.5 million and gross unrealized gains of $13.1 million.  At December 31, 2018, we did not intend to sell any securities in our portfolio that are designated as AFS and that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our residential mortgage assets. Our residential mortgage investments have longer-term contractual maturities than our borrowings under repurchase agreements. Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at December 31, 2018 were comprised of Swaps.

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

Recent Market Conditions and Our Strategy

At December 31, 2018, our residential mortgage asset portfolio, which includes residential mortgage securities, residential whole loans and REO and MSR-related assets was approximately $12.1 billion compared to $9.9 billion at December 31, 2017. In 2019, we expect to continue to seek investment opportunities primarily focused on residential whole loans and selectively in residential mortgage securities and MSR-related assets as market opportunities arise.

The following table presents the activity for our residential mortgage asset portfolio for the year ended December 31, 2018:

(In Millions)	December 31, 2017	Runoff (1)	Acquisitions	Other (2)	December 31, 2018	Change
Residential whole loans and REO	$2,386	$(691)	$3,135	$102	$4,932	$2,546
RPL/NPL MBS	923	(586)	1,049	(9)	1,377	454
MSR-related assets	492	(515)	635	—	612	120
CRT securities	664	(13)	156	(314)	493	(171)
Legacy Non-Agency MBS	2,611	(529)	7	(148)	1,941	(670)
Agency MBS	2,825	(712)	758	(173)	2,698	(127)
Totals	$9,901	$(3,046)	$5,740	$(542)	$12,053	$2,152

(1)	Primarily includes principal repayments, cash collections on purchased credit impaired loans and sales of REO.

(2)
Primarily includes sales, changes in fair value, net premium amortization/discount accretion and adjustments to record lower of cost or estimated fair value adjustments on REO. During the year ended December 31, 2018 we sold CRT securities for $299.9 million, realizing gains of $31.4 million, sold certain Non-Agency MBS for $117.1 million, realizing gains of $36.7 million and sold certain Agency MBS for $122.0 million, realizing losses of $6.8 million.

At December 31, 2018, our total recorded investment in residential whole loans and REO was $4.9 billion or 40.9% of our residential mortgage asset portfolio. Of this amount, (i) $3.0 billion is presented as Residential whole loans, at carrying value (of which $2.2 billion were purchased performing loans and $798.0 million were purchased credit impaired loans), and (ii) $1.7 billion as Residential whole loans, at fair value in our consolidated balance sheets. For the year ended December 31, 2018, we recognized approximately $100.9 million of income on residential whole loans held at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 5.80% (excluding servicing costs). In addition, we recorded a net gain on residential whole loans measured at fair value through earnings of $137.6 million in Other Income, net in our consolidated statements of operations for the year ended December 31, 2018. At December 31, 2018 and 2017, we had REO with an aggregate carrying value $249.4 million and $152.4 million, respectively, which is included in Other assets on our consolidated balance sheets.

At the end of 2018, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of 2017, due to upward resets on securities within the portfolio, purchases of higher coupon Agency MBS and the impact of sales of lower coupon Agency MBS during 2018.  As a result, the coupon yield on our Agency MBS portfolio increased to 3.26% for 2018 from 2.95% for 2017 and the net Agency MBS yield increased to 2.30% for 2018, from 2.00% for 2017.  The net yield for our Legacy Non-Agency MBS portfolio was 10.15% for 2018 compared to 8.95% for 2017.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and changes in interest rates since the prior year, higher accretion income recognized in the current year due to the impact of redemptions of certain securities that had been previously purchased at a discount as well as the impact of the cash proceeds received during 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities and Lehman Brothers Holdings Inc. The net yield for our RPL/NPL MBS portfolio was 4.69% for the year ended December 31, 2018 compared to 4.14% for the year ended December 31, 2017.  The increase in the net yield primarily reflects an increase in the average coupon yield to 4.55% for 2018 from 4.05% for 2017 and higher accretion income recognized in 2018 due to the impact of redemptions of certain securities that had been previously purchased at a discount.

We believe that our $516.1 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows for our existing Legacy Non-Agency MBS portfolio.  In addition, while the majority of our Legacy Non-Agency MBS will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted weighted average amortized cost basis of 69% of face value at December 31, 2018. Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency portfolio. Home price appreciation during the past few years has generally been driven by a combination of limited housing supply, due partly to low levels of new home construction, low mortgage rates and demographic-driven U.S. household formation. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Further, during 2017 and 2018, we have also observed faster voluntary prepayment (i.e. prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio. As a result, during the year ended 2018, $25.6 million was transferred from Credit Reserve to accretable discount. This increase in accretable discount is expected to increase the interest income realized over the remaining life of our Legacy Non-Agency MBS. We believe that the majority of the impact on interest income from the reduction in Credit Reserve will occur over the next ten years.

Our book value per common share was $7.15 as of December 31, 2018. Book value per common share decreased from $7.70 as of December 31, 2017 due primarily to a net reduction in unrealized gains on Legacy Non-Agency MBS (including the impact of realization of gains on sales and discount accretion income on Legacy Non-Agency MBS that was recognized as income and declared as dividends during the year). In addition, book value also decreased as dividend distributions to common and preferred shareholders exceeded our GAAP net income.

During 2018, we issued approximately 50.9 million shares of common stock in a public offering, generating net proceeds of approximately $389.4 million. While the majority of proceeds raised have been deployed by the end of the year primarily through purchases of additional mortgage related assets, we expect to continue to focus on optimizing our capital structure through the use of leverage as we pursue additional investment opportunities going forward.

Repurchase agreement funding for our residential mortgage investments continued to be available to us from multiple counterparties in 2018.  Typically, repurchase agreement funding involving credit sensitive investments is available at terms requiring higher collateralization and higher interest rates than for repurchase agreement funding involving Agency MBS.  At December 31, 2018, our debt consisted of borrowings under repurchase agreements with 26 counterparties, securitized debt, Senior Notes outstanding and payable for unsettled purchases, resulting in a debt-to-equity multiple of 2.6 times.  (See table on page 58 under Results of Operations that presents our quarterly leverage multiples since March 31, 2017.)

During the year ended December 31, 2018, we completed two loan securitization transactions. As part of these transactions, we sold residential whole loans with an aggregate unpaid principal balance of $666.8 million to two entities which we consolidate as VIEs. In connection with these transactions, third-party investors purchased $420.0 million face amount of senior bonds (or

Senior Bonds) with a weighted average coupon rate of 4.04%. As a result of these transactions, we acquired $148.1 million face amount of non-rated certificates issued by the securitization vehicles, and received $420.0 million in cash, excluding expenses, accrued interest, and underwriting fees.

At December 31, 2018, we have access to various sources of liquidity which we estimate to be in excess of $316.7 million. This amount includes (i) $52.0 million of cash and cash equivalents; (ii) $187.5 million in estimated financing available from unpledged Agency MBS and from other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $77.2 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. In addition, we have $1.2 billion of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets, including loan securitization. With access to multiple sources of liquidity and potential financing opportunities for unencumbered residential whole loans, we believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.

During 2018, both current interest rates and expected future interest rates generally increased, impacting asset yields and funding costs of our interest earning assets. During the fourth quarter of 2018, treasury rates declined, resulting in a flattening of the yield curve, but the impact of widening mortgage basis and credit spreads negatively impacted values of our longer duration Agency MBS and swap hedges, Legacy Non-Agency MBS and CRT securities.

The net interest spread of our investment portfolio was 2.23% and 2.09% for the years ended December 31, 2018 and 2017, respectively. While the most significant driver of the change in our net interest spread was an increase in Legacy Non-Agency MBS asset yields, primarily reflecting the ongoing strong performance of loans underlying this portfolio, our net interest spread was also impacted by changes in market interest rates and funding spreads, as well as changes in the mix of our investments, as portfolio run-off was re-deployed in higher yielding investments. In addition, our estimated net effective duration remained relatively low at 0.96 as of December 31, 2018, as compared to 0.91 at December 31, 2017. We manage our net duration through our investment selection, as well as through the use of interest rate swaps. In addition, our low leverage limits our sensitivity to changes in interest rates.

During 2018, the U.S. unemployment rate generally continued to decline and residential home prices trended up, signaling a general improvement in the U.S. economy, despite volatility in the equity markets. We believe that an improvement in the economy, as demonstrated through such measures, generally improves the value of housing and the ability of borrowers to make payments on their loans, thereby decreasing delinquencies and defaults on residential mortgage loans and securities.

For more information regarding market factors which impact our portfolio, see Part I, Item 1A. “Risk Factors” and Item 3. “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.

Information About Our Assets

The table below presents certain information about our asset allocation at December 31, 2018:

ASSET ALLOCATION

	Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (1)		Credit Risk Transfer Securities		Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		MSR-Related Assets		Other, net (3)	Total
(Dollars in Millions)
Fair Value/Carrying Value	$2,698		$1,941		$1,377		$493		$3,017		$1,666		$612		$484	$12,288
Less Payable for Unsettled Purchases	—		—		—		—		(16)		(195)		—		—	(211)
Less Repurchase Agreements	(2,384)		(1,448)		(1,085)		(392)		(1,475)		(546)		(474)		(76)	(7,880)
Less Securitized Debt	—		—		—		—		(163)		(521)		—		—	(684)
Less Senior Notes	—		—		—		—		—		—		—		(97)	(97)
Net Equity Allocated	$314		$493		$292		$101		$1,363		$404		$138		$311	$3,416
Debt/Net Equity Ratio (4)	7.6	x	2.9	x	3.7	x	3.9	x	1.2	x	3.1	x	3.4	x		2.6	x

(1)
RPL/NPL MBS are backed primarily by securitized re-performing and non-performing loans. The securities are generally structured such that the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
Includes $798.0 million of purchased credit impaired loans, $1.4 billion of Non-QM loans, $494.6 million of Rehabilitation loans, $145.3 million of Single-family rental loans and $224.1 million of Seasoned performing loans. At December 31, 2018, the total fair value of these loans is estimated to be approximately $3.1 billion.

(3)	Includes cash and cash equivalents and restricted cash, other assets and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements, securitized debt and payable for unsettled purchases as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity Ratio also includes Senior Notes.

Agency MBS

The following table presents certain information regarding the composition of our Agency MBS portfolio as of December 31, 2018 and 2017:

December 31, 2018

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$647,482	104.4%	100.0%	$647,406	80	3.01%	8.2%
Generic	132,713	104.4	101.1	134,220	88	3.50	10.1
Total 15-Year Fixed Rate	$780,195	104.4%	100.2%	$781,625	81	3.09%	8.5%

30-Year Fixed Rate:
Generic	$711,158	104.0%	103.6%	$736,498	6	4.50%	4.7%
Total 30-Year Fixed Rate	$711,158	104.0%	103.6%	$736,498	6	4.50%	4.7%

Hybrid	$1,080,569	103.5%	103.5%	$1,118,638	108	3.90%	20.0%
CMO/Other	$58,708	102.6%	102.9%	$60,415	206	4.05%	18.7%
Total Portfolio	$2,630,630	103.9%	102.5%	$2,697,176	74	3.82%	12.5%

December 31, 2017

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$948,225	104.3%	101.7%	$964,373	67	2.95%	10.3%
Generic	172,862	104.4	103.1	178,210	76	3.51	9.3
Total 15-Year Fixed Rate	$1,121,087	104.3%	101.9%	$1,142,583	68	3.04%	10.2%

Hybrid	$1,540,431	103.5%	103.9%	$1,601,107	96	3.27%	17.1%
CMO/Other	$76,944	102.5%	102.8%	$79,100	198	3.22%	9.9%
Total Portfolio	$2,738,462	103.8%	103.1%	$2,822,790	88	3.17%	14.1%

(1)  Does not include principal payments receivable of $1.0 million and $1.9 million at December 31, 2018 and 2017, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2018 and 2017, respectively.
(3)  Low loan balance represents MBS collateralized by mortgages with an original loan balance of less than or equal to $175,000.

The following table presents certain information regarding our fixed-rate Agency MBS as of December 31, 2018 and 2017:

 December 31, 2018

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$359,252	104.1%	98.6%	$354,252	73	3.03%	100%	6.4%
3.0%	185,912	105.9	100.3	186,548	77	3.49	100	8.4
3.5%	3,798	103.5	101.4	3,853	98	4.18	100	12.8
4.0%	199,352	103.5	102.4	204,055	97	4.40	81	11.9
4.5%	31,881	105.3	103.3	32,917	101	4.88	34	12.7
Total 15-Year Fixed Rate	$780,195	104.4%	100.2%	$781,625	81	3.57%	92%	8.5%

30-Year Fixed Rate:
4.5%	$711,158	104.0%	103.6%	$736,498	6	5.17%	—%	4.7%
Total 30-Year Fixed Rate	$711,158	104.0%	103.6%	$736,498	6	5.17%	—%	4.7%
Total Fixed Rate Portfolio	$1,491,353	104.2%	101.8%	$1,518,123	45	4.33%	48%	6.8%

December 31, 2017

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$579,003	104.0%	100.5%	$581,866	60	3.04%	100%	9.3%
3.0%	231,325	105.9	102.2	236,316	66	3.49	100	9.5
3.5%	5,402	103.5	103.4	5,587	86	4.18	100	23.0
4.0%	263,447	103.5	104.3	274,783	85	4.40	80	12.4
4.5%	41,910	105.2	105.1	44,031	89	4.88	34	10.2
Total 15-Year Fixed Rate	$1,121,087	104.3%	101.9%	$1,142,583	68	3.52%	93%	10.2%

(1)  Does not include principal payments receivable of $1.0 million and $1.9 million at December 31, 2018 and 2017, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2018 and 2017, respectively.
(3) Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000. Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following table presents certain information regarding our Hybrid Agency MBS as of December 31, 2018 and 2017:

December 31, 2018

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid
Agency 3/1	$66,369	102.6%	104.7%	$69,478	4.42%	151	6	—%	14.7%
Agency 5/1	462,833	103.3	104.2	482,466	4.30	118	5	15	20.6
Agency 7/1	389,734	103.7	103.5	403,471	3.62	96	6	20	23.7
Agency 10/1	161,633	104.3	101.0	163,223	3.20	86	36	59	11.2
Total Hybrids	$1,080,569	103.5%	103.5%	$1,118,638	3.90%	108	10	22%	20.0%

December 31, 2017

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid
Agency 3/1	$92,790	102.5%	104.9%	$97,314	3.44%	138	6	8%	16.8%
Agency 5/1	661,581	103.3	104.5	691,660	3.45	107	5	23	17.5
Agency 7/1	589,843	103.6	103.6	611,207	3.06	84	11	28	18.4
Agency 10/1	196,217	104.2	102.4	200,926	3.16	75	46	57	12.0
Total Hybrids	$1,540,431	103.5%	103.9%	$1,601,107	3.27%	96	13	28%	17.1%

(1)  Does not include principal payments receivable of $1.0 million and $1.9 million at December 31, 2018 and 2017, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2018 and 2017, respectively.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest only period.  Percentage is based on MBS current face at December 31, 2018 and 2017, respectively.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at December 31, 2018 and 2017:

	December 31,
(In Thousands)	2018		2017
Non-Agency MBS
Face/Par	$3,538,804		$3,718,743
Fair Value	3,318,299		3,533,966
Amortized Cost	2,867,703		2,910,241
Purchase Discount Designated as Credit Reserve and OTTI	(516,116)	(1)	(593,227)	(2)
Purchase Discount Designated as Accretable	(155,025)		(215,325)
Purchase Premiums	40		50

(1)  Includes discount designated as Credit Reserve of $503.3 million and OTTI of $12.8 million.
(2)  Includes discount designated as Credit Reserve of $579.0 million and OTTI of $14.2 million.

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018		2017
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(593,227)	$(215,325)	$(694,241)	$(278,191)
Impact of RMBS Issuer settlement (2)(3)	—	(14,822)	—	—
Accretion of discount	—	70,750	—	77,513
Realized credit losses	42,246	—	49,291	—
Purchases	(2,512)	1,685	(29,810)	18,386
Sales	12,987	28,336	31,730	17,802
Net impairment losses recognized in earnings	(1,259)	—	(1,032)	—
Transfers/release of credit reserve	25,649	(25,649)	50,835	(50,835)
Balance at end of period	$(516,116)	$(155,025)	$(593,227)	$(215,325)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of approximately $2.7 million of cash proceeds (a one-time payment) received by the Company during the year ended December 31, 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by Lehman Brothers Holdings Inc.

(3)
Includes the impact of approximately $12.1 million of cash proceeds (a one-time payment) received by the Company during the year ended December 31, 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities.

The following table presents information with respect to the yield components of our Non-Agency MBS for the periods presented:

	For the Year Ended December 31,
	2018		2017		2016
	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS
Non-Agency MBS
Coupon Yield (1)	6.23%	4.55%	5.61%	4.05%	5.24%	3.80%
Effective Yield Adjustment (2)	3.92	0.14	3.34	0.09	2.66	0.08
Net Yield	10.15%	4.69%	8.95%	4.14%	7.90%	3.88%

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

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at December 31, 2018 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total MBS
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$—	—%	$34	1.64%	$504,636	2.17%	$1,277,576	2.87%	$1,782,246	$1,762,032	2.67%
Freddie Mac	—	—	—	—	313,832	1.87	633,756	4.01	947,588	931,318	3.34
Ginnie Mae	—	—	—	—	85	3.25	4,731	3.12	4,816	4,863	3.13
Total Agency MBS	$—	—%	$34	1.64%	$818,553	2.06%	$1,916,063	3.24%	$2,734,650	$2,698,213	2.90%
Non-Agency MBS	$41,822	11.85%	$289,727	4.13%	$2,391	4.13%	$2,533,763	8.30%	$2,867,703	$3,318,299	7.93%
Total MBS	$41,822	11.85%	$289,761	4.13%	$820,944	2.06%	$4,449,826	6.12%	$5,602,353	$6,016,512	5.47%

CRT Securities

At December 31, 2018, our total investment in CRT securities was $492.8 million, with a net unrealized gain of $6.6 million, a weighted average yield of 5.85% and a weighted average time to maturity of 11.1 years. At December 31, 2017, our total investment in CRT securities was $664.4 million, with a net unrealized gain of $56.3 million, a weighted average yield of 5.86% and weighted average time to maturity of 9.2 years.

During 2018, we sold certain CRT securities for $299.9 million, realizing gains of $31.4 million. For the year ended December 31, 2018, the net income impact of these sales, after reversal of previously unrealized gains on CRT securities on which we had elected the fair value option, was $15.6 million. In addition, during 2018 we purchased $155.1 million of CRT securities at a purchase price of $156.4 million.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loans held by consolidated trusts and certain entities established in connection with our loan securitization transactions at December 31, 2018 and does not reflect estimates of prepayments or scheduled amortization. For residential purchased credit impaired loans held at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Impaired Loans	Residential Whole Loans, at Fair Value (1)
Amount due:
Within one year	$400,507	$367	$7,580
After one year:
Over one to five years	95,894	4,858	9,045
Over five years	1,705,913	792,762	1,454,638
Total due after one year	$1,801,807	$797,620	$1,463,683
Total residential whole loans	$2,202,314	$797,987	$1,471,263

(1)
Excludes approximately $16.4 million of purchased performing loans held at carrying value and $194.7 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of December 31, 2018.

The following table presents, at December 31, 2018, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)	Residential Whole Loans at Fair Value (1)(2)
Interest rates:
Fixed	$432,765	$876,948
Adjustable	1,369,042	586,735
Total	$1,801,807	$1,463,683

(1) Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of December 31, 2018.

(2)
Excludes approximately $16.4 million of purchased performing loans held at carrying value and $194.7 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of December 31, 2018.

Information is not presented for purchased credit impaired loans held at carrying value as income is recognized based on pools of assets with similar risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than on the contractual coupons of the underlying loans.

MSR-Related Assets

At December 31, 2018 and 2017, we had $538.5 million and $381.8 million, respectively, of term notes issued by SPVs that have acquired the rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. At December 31, 2018, these term notes had an amortized cost of $538.5 million, gross unrealized losses of approximately $7,000, a weighted average yield of 5.32% and a weighted average term to maturity of 4.7 years. At December 31, 2017, these term notes had an amortized cost of $381.0 million, gross unrealized gains of $804,000, a weighted average yield of 5.80% and a weighted average term to maturity of 3.4 years.

During the year ended December 31, 2018, the Company participated in a loan where the Company committed to lend $100.0 million of which approximately $73.3 million was drawn at December 31, 2018. At December 31, 2018, the coupon paid by the borrower on the drawn amount is 5.88%, the remaining term associated with the loan is 1.7 years and the remaining commitment period on any undrawn amount is 1.7 years.

Exposure to Financial Counterparties

We finance a significant portion of our residential mortgage assets with repurchase agreements.  In connection with these financing arrangements, we pledge our assets as collateral to secure the borrowing.  The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 3% - 5% of the amount borrowed for Agency MBS collateral, up to 35% for Non-Agency MBS collateral, up to 33% for residential whole loan collateral, and up to 35% for other-interest earning assets.  Consequently, while repurchase agreement financing results in our recording a liability to the counterparty in our consolidated balance sheets, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets.  The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

The table below summarizes our exposure to our counterparties at December 31, 2018, by country:

Country	Number of Counterparties	Repurchase Agreement Financing	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
United Kingdom	2	$1,103,626	202,924	1.63%
Switzerland (3)	2	896,404	162,784	1.31
France	2	416,164	108,980	0.88
Holland	1	82,016	8,446	0.07
Total European	7	2,498,210	483,134	3.89%
Other Countries:
United States	13	$3,692,203	770,085	6.20%
Canada (4)	2	1,011,959	266,872	2.15
Japan (5)	3	266,360	26,582	0.21
South Korea	1	306,404	26,641	0.21
China (5)	1	103,978	11,190	0.09
Total Other	20	5,380,904	1,101,370	8.86%
Total	27	$7,879,114	1,584,504	12.75%

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

(4)
Includes Canada-based counterparties as well as U.S.-domiciled subsidiaries of Canadian parent entities. In the case of one counterparty, also includes exposure of $261.0 million to Barbados-based affiliate of the Canadian parent entity.

(5)	Exposure is to U.S.-domiciled subsidiary of the Japanese or Chinese parent entity, as the case may be.

At December 31, 2018, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Current period estimated taxable income

We estimate that for 2018, our taxable income was approximately $339.9 million. Based on dividends paid or declared during 2018, we have undistributed taxable income of approximately $36.2 million, or $0.08 per share. We have until the filing of our 2018 tax return (due not later than October 15, 2019) to declare the distribution of any 2018 REIT taxable income not previously distributed.

Key differences between GAAP net income and REIT Taxable Income for Residential Mortgage Securities and Residential Whole Loans

Our total Non-Agency MBS portfolio for tax differs from our portfolio reported for GAAP primarily due to the fact that for tax purposes; (i) certain of the MBS contributed to the VIEs used to facilitate MBS resecuritization transactions were deemed to be sold; and (ii) the tax basis of underlying MBS considered to be reacquired in connection with the unwind of such transactions becomes the fair value of such securities at the time of the unwind. For GAAP reporting purposes the underlying MBS that were included in these MBS resecuritization transactions were not considered to be sold. Similarly, for tax purposes the residential whole loans contributed to the VIE used to facilitate our second quarter 2017 loan securitization transaction were deemed to be sold for tax purposes, but not for GAAP reporting purposes.  In addition, for our Non-Agency MBS and residential whole loan tax portfolios, potential timing differences arise with respect to the accretion of market discount into income and recognition of realized losses for tax purposes as compared to GAAP.  Further, use of fair value accounting for certain residential mortgage securities and residential whole loans for GAAP, but not Tax, also gives rise to potential timing differences. Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

The determination of taxable income attributable to Non-Agency MBS and residential whole loans is dependent on a number of factors, including principal payments, defaults, loss mitigation efforts and loss severities.  In estimating taxable income for Non-Agency MBS and residential whole loans during the year, management considers estimates of the amount of discount expected to be accreted.  Such estimates require significant judgment and actual results may differ from these estimates.  Moreover, the deductibility of realized losses from Non-Agency MBS and residential whole loans and their effect on market discount accretion are analyzed on an asset-by-asset basis and while they will result in a reduction of taxable income, this reduction tends to occur gradually and primarily for Non-Agency MBS in periods after the realized losses are reported. In addition, for MBS resecuritization transactions that were treated as sale of the underlying MBS for tax purposes, taxable gain or loss, if any, resulting from the unwind of such transactions is not recognized in GAAP net income.

Securitization transactions result in differences between GAAP net income and REIT Taxable Income

For tax purposes, depending on the transaction structure, a securitization and/or resecuritization transaction may be treated either as a sale or a financing of the underlying collateral.  Income recognized from securitization and resecuritization transactions will differ for tax and GAAP purposes.  For tax purposes, we own and may in the future acquire interests in securitization and /or resecuritization trusts, in which several of the classes of securities are or will be issued with original issue discount (or OID).  As the holder of the retained interests in the trust, we generally will be required to include OID in our current gross interest income over the term of the applicable securities as the OID accrues.  The rate at which the OID is recognized into taxable income is calculated using a constant rate of yield to maturity, with realized losses impacting the amount of OID recognized in REIT taxable income once they are actually incurred.  Under the TCJA, the timing of REIT taxable income may be affected by when we include such income for financial accounting purposes. For tax purposes, REIT taxable income may be recognized in excess of economic income (i.e., OID) or in advance of the corresponding cash flow from these assets, thereby affecting our dividend distribution requirement to stockholders. In addition, for securitization and/or resecuritization transactions that were treated as a sale of the underlying collateral for tax purposes, the unwind of any such transaction will likely result in a taxable gain or loss that is likely not recognized in GAAP net income since securitization and resecuritization transactions are typically accounted for as financing transactions for GAAP purposes. The tax basis of underlying residential whole loans or MBS re-acquired in connection with the unwind of such transactions becomes the fair market value of such assets at the time of the unwind.

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

The Tax Cuts and Jobs Act made many significant changes to the U.S. federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. As of January 1, 2018, (1) the federal income tax rate applicable to corporations is reduced to 21%, (2) the highest marginal individual income tax rate is reduced to 37%, (3) the corporate alternative minimum tax is repealed, (4) the backup withholding rate for Domestic Owners is reduced to 24%, and (5) the maximum rate of withholding with respect to our distributions to Foreign Owners that are treated as attributable to gains from the sale or exchange of U.S. real property interests is also reduced from 35% to 21%. In addition, under proposed Treasury regulations, withholding under the Foreign Account Tax Compliance Act (“FATCA”) will not apply to proceeds from the sale of our capital stock by Foreign Owners. FATCA withholding continues to apply to our dividends paid to Foreign Owners if those Foreign Owners do not meet certain disclosure requirements. In addition, Foreign Owners that are “qualified shareholders” or “qualified foreign pension funds”

may be eligible for additional exemptions from Foreign Investment in Real Property Tax Act of 1980 (or FIRPTA) withholding. REIT distributions that are exempt from FIRPTA withholding may still be subject to regular U.S. withholding tax.

Regulatory Developments

The U.S. Congress, Federal Reserve, U.S. Treasury, FDIC, SEC and other governmental and regulatory bodies have taken and continue to consider additional actions in response to the 2007-2008 financial crisis.  In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act) created a new regulator, an independent bureau housed within the Federal Reserve System, and known as the Consumer Financial Protection Bureau (or the CFPB). The CFPB has broad authority over a wide range of consumer financial products and services, including mortgage lending and servicing.  One portion of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or Mortgage Reform Act), contains underwriting and servicing standards for the mortgage industry, restrictions on compensation for mortgage loan originators, and various other requirements related to mortgage origination and servicing.  In addition, the Dodd-Frank Act grants enforcement authority and broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating rating agencies.

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

The FHFA and both houses of Congress have discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’ guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform.  While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations.  As the FHFA and both houses of Congress continue to consider various measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2018. In June 2018, the Trump Administration proposed a plan that would end the conservatorship of Fannie Mae and Freddie Mac and privatize the GSEs. However, we cannot be certain whether alternative plans may be proposed by the Trump Administration if any housing and/or mortgage-related legislation will emerge from committee, or be approved by Congress, and if so, what the effect would be on our business.

Results of Operations

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

General

For 2018, we had net income available to our common stock and participating securities of $286.8 million, or $0.68 per basic and diluted common share, compared to net income available to common stock and participating securities for 2017 of $307.4 million, or $0.79 per basic and diluted common share. The decrease in net income available to common stock and participating securities and the decrease of this item on a per share basis primarily reflects lower net Other income, primarily driven by unrealized losses on residential mortgage securities measured at fair value through earnings, compared to unrealized gains on such securities in the prior year period, higher net gains on our residential whole loans measured at fair value through earnings, higher net realized gains on sale of residential mortgage securities and a decrease in net interest income. In addition, operating and other expenses were higher for 2018, primarily due to higher costs in connection with growing and servicing our residential whole loan portfolio, partially offset by lower compensation related expenses, as the prior year included the impact of non-recurring expenses in relation to our contractual obligation to accelerate the vesting of certain share based awards and to make a death benefit payment to the estate of our former Chief Executive Officer.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our investments.  Interest rates and CPRs (which measure the amount of unscheduled principal prepayment on a bond or loan as a percentage of its unpaid balance) vary according to the type of investment, conditions in the financial markets, and other factors, none of which can be predicted with any certainty.

 The changes in average interest-earning assets and average interest-bearing liabilities and their related yields and costs are discussed in greater detail below under “Interest Income” and “Interest Expense.”

For 2018, our net interest spread and margin were 2.23% and 2.64%, respectively, compared to a net interest spread and margin of 2.09% and 2.55%, respectively, for 2017. Our net interest income decreased by $12.8 million, or 5.4%, to $223.5 million from $236.3 million for 2017. For 2018 net interest income from Agency MBS and Non-Agency MBS declined compared to 2017 by approximately $34.8 million, primarily due to lower average amounts invested in these securities and higher funding costs, partially offset by higher yields earned on these securities. These decreases were offset by higher net interest income on residential whole loans at carrying value of approximately $45.7 million compared to 2017, primarily due to higher average amounts invested in these assets. In addition, net interest income for 2018 also includes $40.5 million of interest expense associated with residential whole loans held at fair value, reflecting a $20.8 million increase in borrowing costs related to these investments compared to 2017. Coupon interest income received from residential whole loans at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2018, 2017 and 2016.  Average yields are derived by dividing interest income by the average amortized cost of the related assets, and average costs are derived by dividing interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	For the Year Ended December 31,
	2018			2017			2016
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$2,710,049	$62,303	2.30%	$3,272,766	$65,355	2.00%	$4,258,744	$83,069	1.95%
Legacy Non-Agency MBS (1)	1,763,424	179,023	10.15	2,276,247	203,650	8.95	2,941,507	232,500	7.90
RPL/NPL MBS (1)	1,017,549	47,773	4.69	1,629,573	67,462	4.14	2,586,495	100,321	3.88
Total MBS	5,491,022	289,099	5.26	7,178,586	336,467	4.69	9,786,746	415,890	4.25
CRT securities (1)	543,671	33,376	6.14	543,360	31,715	5.84	271,566	14,770	5.44
Residential whole loans, at carrying value (2)	1,738,870	100,921	5.80	610,420	36,187	5.93	389,910	23,916	6.13
MSR-related assets (1)	479,041	28,420	5.93	392,948	24,830	6.32	36,013	2,100	5.83
Cash and cash equivalents (3)	208,447	2,936	1.41	546,579	4,249	0.78	291,064	774	0.27
Other interest-earning assets	16,886	923	5.47	—	—	—	—	—	—
Total interest-earning assets	8,477,937	455,675	5.37	9,271,893	433,448	4.67	10,775,299	457,450	4.25
Total non-interest-earning assets	2,708,908			2,347,281			2,061,281
Total assets	$11,186,845			$11,619,174			$12,836,580

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements (4)	$6,746,570	$205,338	3.04	$7,441,607	$186,347	2.50	$8,972,475	$184,986	2.06
Securitized debt (5)	540,003	18,805	3.48	96,311	2,755	2.86	6,700	333	4.97
Senior Notes	96,792	8,043	8.31	96,751	8,039	8.31	96,714	8,036	8.31
Total interest-bearing liabilities	7,383,365	232,186	3.14	7,634,669	197,141	2.58	9,075,889	193,355	2.13
Total non-interest-bearing liabilities	456,500			780,691			795,121
Total liabilities	7,839,865			8,415,360			9,871,010
Stockholders’ equity	3,346,980			3,203,814			2,965,570
Total liabilities and stockholders’ equity	$11,186,845			$11,619,174			$12,836,580

Net interest income/net interest rate spread (6)		$223,489	2.23%		$236,307	2.09%		$264,095	2.12%
Net interest-earning assets/net interest margin (7)	$1,094,572		2.64%	$1,637,224		2.55%	$1,699,410		2.45%

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

(2)	Excludes residential whole loans held at fair value that are reported as a component of total non-interest-earning assets.

(3)	Includes average interest-earning cash, cash equivalents and restricted cash.

(4)	Average cost of repurchase agreements includes the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration.

(5)	Securitized debt for 2018 and 2017 reflects securitized debt from our loan securitization transactions. Securitized debt for 2016 reflects securitized debt from our MBS resecuritization transactions.

(6)	Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.

(7)	Net interest margin reflects net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2018			Year Ended December 31, 2017
	Compared to			Compared to
	Year Ended December 31, 2017			Year Ended December 31, 2016
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate		Volume	Rate
Interest-earning assets:
Agency MBS	$(12,158)	$9,106	$(3,052)	$(19,762)	$2,048	$(17,714)
Legacy Non-Agency MBS	(49,722)	25,095	(24,627)	(57,019)	28,169	(28,850)
RPL/NPL MBS	(27,787)	8,098	(19,689)	(39,233)	6,374	(32,859)
CRT securities	18	1,643	1,661	15,790	1,155	16,945
Residential whole loans, at carrying value (1)	65,509	(775)	64,734	13,097	(826)	12,271
MSR-related assets	5,180	(1,590)	3,590	22,539	191	22,730
Cash and cash equivalents	(3,552)	2,239	(1,313)	1,088	2,387	3,475
Other interest earning assets	923	—	923	—	—	—
Total net change in income from interest-earning assets	$(21,589)	$43,816	$22,227	$(63,500)	$39,498	$(24,002)

Interest-bearing liabilities:
Agency repurchase agreements	$(9,706)	$12,897	$3,191	$(13,779)	$11,470	$(2,309)
Legacy Non-Agency repurchase agreements	(9,718)	1,523	(8,195)	(13,682)	6,456	(7,226)
RPL/NPL MBS repurchase agreements	(14,473)	6,958	(7,515)	(18,944)	7,260	(11,684)
CRT securities repurchase agreements	1,152	2,359	3,511	4,507	891	5,398
MSR-related assets repurchased agreements	3,239	400	3,639	7,332	85	7,417
Residential whole loan at carrying value repurchase agreements	13,806	1,904	15,710	3,919	1,133	5,052
Residential whole loan at fair value repurchase agreements	4,722	3,375	8,097	3,337	1,376	4,713
Other repurchase agreements	553	—	553	—	—	—
Securitized debt	15,327	723	16,050	2,621	(199)	2,422
Senior Notes	4	—	4	3	—	3
Total net change in expense from interest-bearing liabilities	$4,906	$30,139	$35,045	$(24,686)	$28,472	$3,786
Net change in net interest income	$(26,495)	$13,677	$(12,818)	$(38,814)	$11,026	$(27,788)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)

December 31, 2018	2.17%	2.60%
September 30, 2018	2.41	2.82
June 30, 2018	2.30	2.66
March 31, 2018	2.25	2.64

December 31, 2017	2.08	2.54
September 30, 2017	2.02	2.54
June 30, 2017	2.10	2.58
March 31, 2017	2.27	2.63

(1)	Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)	Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
December 31, 2018	2.72%	2.36%	0.36%	10.65%	3.30%	7.35%	4.82%	3.27%	1.55%	5.36%	2.82%	2.54%
September 30, 2018	2.21	2.22	(0.01)	10.76	3.29	7.47	5.01	3.10	1.91	5.49	2.73	2.76
June 30, 2018	2.03	2.04	(0.01)	9.89	3.30	6.59	4.52	3.19	1.33	5.16	2.64	2.52
March 31, 2018	2.21	1.91	0.30	9.44	3.29	6.15	4.36	2.94	1.42	5.06	2.53	2.53

December 31, 2017	2.08	1.79	0.29	9.12	3.29	5.83	4.27	2.72	1.55	4.85	2.44	2.41
September 30, 2017	1.97	1.75	0.22	8.93	3.26	5.67	4.43	2.69	1.74	4.74	2.41	2.33
June 30, 2017	1.96	1.57	0.39	8.85	3.28	5.57	4.18	2.46	1.72	4.68	2.29	2.39
March 31, 2017	1.98	1.49	0.49	8.90	3.05	5.85	3.87	2.27	1.60	4.58	2.15	2.43

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements and other advances, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency cost of funding includes (5), 6, 9, 26, 43, 44, 49 and 60 basis points and Legacy Non-Agency cost of funding includes (4), 5, 8, 30, 45, 45, 58 and 58 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended December 31, 2018, September 30, 2018, June 30, 2018, March 31, 2018, December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for 2018 decreased by $3.1 million, or 4.7% to $62.3 million from $65.4 million for 2017.  This change primarily reflects a $562.7 million decrease in the average amortized cost of our Agency MBS portfolio to $2.7 billion for 2018 from $3.3 billion for 2017 partially offset by an increase in the net yield on our Agency MBS to 2.30% for 2018 from 2.00% for 2017.  At the end of 2018, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of 2017.  In addition, during 2018, our Agency MBS portfolio experienced a 14.4% CPR and we recognized $25.9 million of net premium amortization compared to a CPR of 15.5% and $31.3 million of net premium amortization in 2017. At December 31, 2018, we had net purchase premiums on our Agency MBS of $103.0 million, or 3.9% of current par value, compared to net purchase premiums of $104.0 million, or 3.8% of par value at December 31, 2017.

Interest income on our Non-Agency MBS decreased by $44.3 million, or 16.3%, for 2018 to $226.8 million compared to $271.1 million for 2017. This decrease is primarily due to the decrease in the average amortized cost of our Non-Agency MBS portfolio of $1.1 billion or 28.8%, to $2.8 billion for 2018, from $3.9 billion for 2017.  This decrease more than offset the impact of the higher yields generated on our Legacy Non-Agency MBS portfolio, which were 10.15% for 2018 compared to 8.95% for 2017. The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and changes in interest rates since the prior year, higher accretion income recognized in 2018 due to the impact of redemptions of certain securities that had been previously purchased at a discount as well as the impact of the cash proceeds received during 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities and Lehman Brothers Holdings Inc. Our RPL/NPL MBS portfolio yielded 4.69% for 2018 compared to 4.14% for 2017. The increase in the net yield primarily reflects an increase in the average coupon yield to 4.55% for 2018 from 4.05% for 2017 and higher accretion income recognized in 2018 due to the impact of redemptions of certain securities that had been previously purchased at a discount.

During 2018, we recognized net purchase discount accretion of $70.7 million on our Non-Agency MBS, compared to $77.5 million for 2017.  At December 31, 2018, we had net purchase discounts of $670.5 million, including Credit Reserve and previously recognized OTTI of $516.1 million, on our Legacy Non-Agency MBS, or 31.2% of par value.  During 2018, we reallocated $25.6 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
December 31, 2018	3.58%	2.72%	12.5%	6.64%	10.65%	14.7%	4.75%	4.82%	12.9%
September 30, 2018	3.32	2.21	16.8	6.32	10.76	16.8	4.56	5.01	19.6
June 30, 2018	3.09	2.03	16.2	6.09	9.89	15.8	4.49	4.52	20.4
March 31, 2018	3.02	2.21	12.7	5.91	9.44	14.9	4.35	4.36	14.0

December 31, 2017	3.00	2.08	14.1	5.82	9.12	16.3	4.24	4.27	20.1
September 30, 2017	2.98	1.97	16.2	5.63	8.93	18.7	4.24	4.43	26.2
June 30, 2017	2.94	1.96	16.3	5.52	8.85	18.2	4.03	4.18	36.2
March 31, 2017	2.90	1.98	15.1	5.50	8.90	16.8	3.84	3.87	27.1

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

Interest income on our residential whole loans held at carrying value increased by $64.7 million, or 178.9%, for 2018 to $100.9 million compared to $36.2 million for 2017. This increase primarily reflects a $1.1 billion increase in the average balance of this portfolio to $1.7 billion for 2018 from $610.4 million for 2017 partially offset by a decrease in the yield (net of servicing costs) to 5.80% for 2018 from 5.93% for 2017.

Interest Expense

Our interest expense for 2018 increased by $35.0 million, or 17.8% to $232.2 million, from $197.1 million for 2017.  This increase primarily reflects an increase in financing rates on our repurchase agreement financings, an increase in our average borrowings and securitized debt to finance residential whole loans, MSR-related assets and CRT securities, which was partially offset by a decrease in our average repurchase agreement borrowings and other advances to finance our MBS portfolio. The effective interest rate paid on our borrowings increased to 3.14% for 2018, from 2.58% for the 2017.

Payments made and/or received on our Swaps designated as hedges for accounting purposes are a component of our borrowing costs and accounted for interest expense of $3.8 million, or five basis points, for 2018, compared to interest expense of $24.5 million, or 32 basis points, for 2017.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 2.12% for 2018 from 1.98% for 2017.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 1.96% for 2018 from 1.07% for 2017.

Other Income, net

The components of Other Income, net for the years ended 2018 and 2017 are summarized in the table below:

	For the Year Ended December 31,
(In Thousands)	2018	2017
Net gains on residential whole loans measured at fair value through earnings	$137,619	$90,045
Net realized gains on residential mortgage securities sold	61,307	39,577
Net unrealized (loss)/gain on residential mortgage securities measured at fair value through earnings	(36,815)	27,709
Liquidation gains on purchased credit impaired loans and other loan related income	13,432	7,863
Net loss on Swaps not designated as hedges for accounting purposes	(9,610)	—
Net loss on REO properties	(8,021)	(6,542)
OTTI and other	63	(665)
Total Other Income, net	$157,975	$157,987

OTTI

During 2018 and 2017, we recognized OTTI charges through earnings against certain of our Non-Agency MBS of $1.2 million and $1.0 million, respectively. These impairment charges reflected changes in our estimated cash flows for such securities based on an updated assessment of the estimated future performance of the underlying collateral, including the expected principal loss over the term of the securities and changes in the expected timing of receipt of cash flows. Significant judgment is used both in our analysis of expected cash flows for our Legacy Non-Agency MBS and any determination of the credit component of OTTI.

Operating and Other Expense

For 2018, we had compensation and benefits and other general and administrative expenses of $46.1 million, or 1.38% of average equity, compared to $49.6 million, or 1.54% of average equity, for 2017.  Compensation and benefits expense decreased $3.3 million to $28.4 million for 2018, compared to $31.7 million for 2017, which includes the impact of non-recurring expenses recorded in 2017 in relation to our contractual obligation to accelerate the vesting of certain share based awards and to make a death benefit payment to the estate of our former Chief Executive Officer. This decrease was partially offset by higher expense in the current period associated with employee compensation. Our other general and administrative expenses decreased by $307,000 to $17.7 million for 2018 compared to $18.0 million for 2017, primarily due to higher costs in the prior period associated with estimated excise tax payable and loan securitization transactions and lower costs associated with deferred compensation to Directors in the current year period, partially offset by an increase in higher professional services related costs in the current year period.

Operating and Other Expense during 2018 also includes $33.6 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $11.3 million, or 50.8%, primarily due to increased loan servicing and related fees and increases in non-recoverable advances on REO. In addition, the prior period included the impact of a reversal of allowance for loan losses recorded against purchased credit impaired residential whole loans, while the current year period included an increase in the allowance for loan losses on purchased credit impaired residential whole loans.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
December 31, 2018	1.87%	6.96%	28.65%	1.54	2.6	$7.15
September 30, 2018	2.94	10.21	30.15	1.05	2.3	7.46
June 30, 2018	2.58	8.74	31.19	1.18	2.3	7.54
March 31, 2018	2.93	10.27	29.91	1.00	2.2	7.62

December 31, 2017	3.47	12.29	29.33	0.83	2.3	7.70
September 30, 2017	2.10	7.78	28.60	1.33	2.4	7.70
June 30, 2017	2.63	10.01	27.59	1.00	2.5	7.76
March 31, 2017	2.42	10.19	24.95	1.00	2.9	7.66

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

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

Results of Operations

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

General

For 2017, we had net income available to our common stock and participating securities of $307.4 million, or $0.79 per basic and diluted common share, compared to net income available to common stock and participating securities for 2016 of $297.7 million, or $0.80 per basic and diluted common share. The increase in net income available to common stock and participating securities primarily reflects higher other income, driven primarily by higher net gains realized on residential whole loans measured at fair value through earnings, unrealized gains on residential mortgage securities measured at fair value through earnings, gains on the liquidation of certain residential whole loans accounted for at carrying value and higher gains on sales of Legacy Non-Agency MBS. This increase was partially offset by a decrease in our net interest income primarily on our Agency and Non-Agency MBS portfolios. In addition, operating and other expenses where higher primarily due to increases in loan servicing and other related operating expenses, and non-recurring expenses in relation to our contractual obligation to accelerate the vesting of certain share based awards and to make a death benefit payment to the estate of our former Chief Executive Officer. The decrease in net income available to common stock and participating securities on a per share basis primarily reflects an increase in our common shares issued through a public offering during the second quarter of 2017.

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

For 2017, our net interest spread and margin were 2.09% and 2.55%, respectively, compared to a net interest spread and margin of 2.12% and 2.45%, respectively, for 2016. Our net interest income decreased by $27.8 million, or 10.5%, to $236.3 million from $264.1 million for 2016. For 2017 net interest income from Agency MBS and Legacy Non-Agency MBS declined compared to 2016 by approximately $36.7 million, primarily due to lower average amounts invested in these securities and higher funding costs, partially offset by higher yields earned on these securities. In addition, net interest income on RPL/NPL MBS was approximately $21.2 million lower compared to 2016 primarily due to lower average amounts invested in these securities and higher funding costs partially offset by higher yields earned on these securities. These decreases were partially offset by higher net interest income on MSR-related assets, CRT securities, and residential whole loans at carrying value of approximately $32.4 million compared to 2016, primarily due to higher average amounts invested in these assets and higher yields earned on CRT securities. In addition, net interest income for 2017 also included $19.7 million of interest expense associated with residential whole loans at fair value, reflecting a $5.8 million increase in borrowing costs related to these investments compared to 2016. Coupon interest income received from residential whole loans at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

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

Interest Income

Interest income on our Agency MBS for 2017 decreased by $17.7 million, or 21.3% to $65.4 million from $83.1 million for 2016.  This change primarily reflected a $986.0 million decrease in the average amortized cost of our Agency MBS portfolio to $3.3 billion for 2017 from $4.3 billion for 2016 partially offset by an increase in the net yield on our Agency MBS to 2.00% for 2017 from 1.95% for 2016.  At the end of 2017, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of 2016.  However, during 2017, our Agency MBS portfolio experienced a 15.5% CPR and we recognized a $31.3 million of net premium amortization compared to a CPR of 14.4% and $36.9 million of net premium amortization in 2016. At December 31, 2017, we had net purchase premiums on our Agency MBS of $104.0 million, or 3.8% of current par value, compared to net purchase premiums of $135.1 million, or 3.8% of par value at December 31, 2016.

Interest income on our Non-Agency MBS (which included Non-Agency MBS transferred to consolidated VIEs) decreased $61.7 million, or 18.5%, for 2017 to $271.1 million compared to $332.8 million for 2016, primarily due to the decrease in the average amortized cost of our Non-Agency portfolio of $1.6 billion or 29.3%, to $3.9 billion for 2017, from $5.5 billion for 2016.  This decrease more than offset that impact of the higher yields generated on our Legacy Non-Agency MBS portfolio, which were 8.95% for 2017 compared to 7.90% for 2016. The increase in the net yield on our Legacy Non-Agency MBS reflected the impact of the cash proceeds received during 2016 in connection with the settlement of litigation related to certain Countrywide and Citigroup sponsored residential mortgage backed securitization trusts, the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which had resulted in credit reserve releases and the impact of redemptions during 2017 of certain securities that had been previously purchased at a discount. Our RPL/NPL MBS portfolio yielded 4.14% for 2017 compared to 3.88% for 2016. The increase in the net yield reflected an increase in the average coupon yield to 4.05% for 2017 from 3.80% for 2016 and higher accretion income recognized in the current year due to the impact of redemptions of certain securities that had been previously purchased at a discount.

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

Interest Expense

Our interest expense for 2017 increased by $3.8 million, or 1.96%, to $197.1 million from $193.4 million for 2016.  This increase primarily reflected an increase in financing rates on our repurchase agreement financings, an increase in our average borrowings to finance residential whole loans, MSR-related assets and CRT securities, which was partially offset by a decrease in our average repurchase agreement borrowings and other advances to finance Agency MBS and Non-Agency MBS. The effective interest rate paid on our borrowings increased to 2.58% for the year ended December 31, 2017, from 2.13% for the year ended December 31, 2016.

At December 31, 2017, we had repurchase agreement borrowings of $6.6 billion of which $2.6 billion was hedged with Swaps. At December 31, 2017, our Swaps designated in hedging relationships had a weighted average fixed-pay rate of 2.04% and extended 27 months on average with a maximum remaining term of approximately 68 months.

Payments made and/or received on our Swaps are a component of our borrowing costs and accounted for interest expense of $24.5 million, or 32 basis points, for 2017, compared to interest expense of $40.9 million, or 45 basis points, for 2016.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 1.98% for 2017 from 1.82% for 2016.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 1.07% for 2017 from 0.48% for 2016.  During 2017, we did not enter into any new Swaps and had Swaps with an aggregate notional amount of $350.0 million and a weighted average fixed-pay rate of 0.58% amortize and/or expire.

Other Income, net

For 2017, Other Income, net, increased by $49.4 million, or 45.5%, to $158.0 million compared to $108.6 million for 2016. The components of Other Income, net for the years ended 2017 and 2016 are summarized in the table below:

	For the Year Ended December 31,
(In Thousands)	2017	2016
Net gains on residential whole loans measured at fair value through earnings	$90,045	$62,605
Net realized gains on residential mortgage securities sold	39,577	35,837
Net unrealized gain on residential mortgage securities measured at fair value through earnings	27,709	12,962
Liquidation gains on purchased credit impaired loans and other loan related income	7,863	473
Net loss on REO properties	(6,542)	(4,298)
OTTI and other	(665)	978
Total Other Income, net	$157,987	$108,557

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

Operating and Other Expense

For 2017, we had compensation and benefits and other general and administrative expenses of $49.6 million, or 1.54% of average equity, compared to $45.6 million, or 1.54% of average equity, for 2016.  Compensation and benefits expense increased $2.4 million to $31.7 million for 2017, compared to $29.3 million for 2016, primarily reflecting non-recurring expenses recorded in relation to our contractual obligation to accelerate the vesting of certain share based awards and to make a death benefit payment to the estate of our former Chief Executive Officer. Our other general and administrative expenses increased by $1.6 million to $18.0 million for 2017 compared to $16.3 million for 2016.  The increase was primarily due to higher costs related to stock-based compensation awards to Directors, higher professional services related costs and higher costs associated with the loan securitization transactions and other structured financing transactions completed during 2017.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements include our accounts and those of our consolidated subsidiaries.  The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements, giving due consideration to materiality.  Actual results could differ from these estimates.

Our accounting policies are described in Note 2 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.  Management believes the policies which more significantly rely on estimates and judgments to be as follows:

Fair Value Measurements

GAAP requires the categorization of fair value measurements into three broad levels that form a hierarchy. The following describes the valuation methodologies used for our financial instruments categorized as level 3 in the valuation hierarchy, which require the most significant estimates and judgments to be made.

Residential Whole Loans

We determine the fair value of our residential whole loans after considering valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans. The valuation approach applied generally depends on whether the loan is considered performing or non-performing at the date the valuation is performed. For performing loans, estimates of fair value are derived using a discounted cash flow approach, where estimates of cash flows are determined from the scheduled payments, adjusted using forecasted prepayment, default and loss given default rates. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, the estimated value of the collateral, expected costs and estimated home price appreciation. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset. Indications of loan value such as actual trades, bids, offers and generic market color may be used in determining the appropriate discount yield. Certain short term loans are valued at their carrying amount. The estimation of cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value.

Residential whole loans, at fair value are recorded on our consolidated balance sheets at fair value and changes in their fair value are recorded through earnings. With respect to Residential whole loans, at carrying value, the fair value for these loans is disclosed in the footnotes to the consolidated financial statements and changes in their fair value do not impact earnings.

Term Notes Backed by MSR-Related Collateral

Our valuation process for term notes backed by MSR-related collateral considers a number of factors, including a comparable bond analysis performed by a third-party pricing service which involves determining a pricing service which involves determining a pricing spread at issuance of the term note. The pricing spread is used at each subsequent valuation date to determine an implied yield to maturity of the term note, which is used to derive an indicative market value for the security. This indicative market value is further reviewed by us and may be adjusted to ensure it reflects a realistic exit price at the valuation date given the structural features of these securities. Other factors taken into consideration include indicative values provided by repurchase agreement counterparties, estimated changes in fair value of the related underlying MSR collateral and the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient. The adjustment of the pricing spread at each valuation date, and the evaluation and weighting of the factors used in making the adjustment, represent estimates that can significantly impact the valuation and which require considerable judgment.

These term notes are recorded on our consolidated balance sheets at fair value and changes in their fair value are recorded through OCI and therefore do not impact earnings.

Corporate Loans Backed by MSR-Related Collateral

Our valuation process for corporate loans backed by MSR-related collateral, which are not held at fair value, considers recent past and expected future loan performance, recent financial performance of the borrower and estimates of the current value of the underlying collateral, which includes MSRs and other assets of the borrower that are pledged to secure the borrowing. The evaluation and weighting of the factors used in estimating fair value require considerable judgment. The fair value for these loans is disclosed in the footnotes to the consolidated financial statements and changes in their fair value do not impact earnings.

Real Estate Owned (REO)

REO represents real estate acquired by the Company, including through foreclosure, deed in lieu of foreclosure, or purchased in connection with the acquisition of residential whole loans. We measure REO assets at the lower of cost or fair value less estimated selling costs. Fair value is estimated through the use of broker price opinions (or BPOs), adjusted based on our experience and knowledge of the markets. REO is illiquid in nature and its valuation is subject to significant uncertainty and judgment and is greatly impacted by local market conditions.

Residential Mortgage Securities

Assessment of Other-Than-Temporary Impairments

Securities classified as AFS are carried on our consolidated balance sheets at their fair value with unrealized gains and losses excluded from earnings (except when an OTTI is recognized, as discussed below) and reported in AOCI, a component of Stockholders’ Equity.

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

In making our assessments about OTTIs, we review and consider certain information relating to our financial position and the impaired securities, including the nature of such securities, the contractual collateral requirements impacting us and our investment and leverage strategies, as well as subjective information, including our current and targeted liquidity position, the credit quality and expected cash flows of the underlying assets collateralizing such securities, and current and anticipated market conditions.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, we compare the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as management’s estimates of, and judgments about, the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that may be susceptible to significant change.

The payments of principal and/or interest we receive on our Agency MBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.  Fannie Mae and Freddie Mac are GSEs, but their guarantees are not explicitly backed by the full faith and credit of the United States.  Ginnie Mae is part of a U.S. Government agency and its guarantees are explicitly backed by the full faith and credit of the United States.  We believe that the stronger backing for the guarantors of Agency MBS resulting from the conservatorship of Fannie Mae and Freddie Mac has further strengthened their credit worthiness; however, there can be no assurance that these actions will be adequate for their needs.  Accordingly, if these government actions are inadequate and the GSEs suffer losses in the future or cease to exist, our view of the credit worthiness of our Agency MBS could materially change, which may affect our assessment of OTTI for Agency MBS in future periods.  (See Part I, Item 1A., Risk Factors, “The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may materially adversely affect our business.”)

Our expectations with respect to our securities in an unrealized loss position may change over time, given, among other things, the dynamic nature of markets and other variables.  Future sales or changes in our expectations with respect to securities in an unrealized loss position could result in us recognizing OTTI charges or realizing losses on sales of securities in the future.

Interest Income

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or are considered to be of less than high credit quality is recognized based on the security’s effective interest rate, which is the security’s IRR. The IRR is determined using management’s estimate of the projected cash flows for each security, which are based on our observations of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the IRR/ interest income recognized on these securities or in the recognition of OTTIs, and these changes could be significant.

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

Residential Whole Loans

Residential whole loans included in our consolidated balance sheets are primarily comprised of pools of fixed and adjustable rate residential mortgage loans acquired through consolidated trusts in secondary market transactions. The accounting model utilized by us is determined at the time each loan package is initially acquired and is generally based on the delinquency status of the majority of the underlying borrowers in the package at acquisition. The accounting model described below for purchased credit impaired loans that are held at carrying value is typically utilized by us for purchased credit impaired loans where the underlying borrower has a delinquency status of less than 60 days at the acquisition date. Acquisitions of loans that are performing as of the purchase date are typically held at carrying value, but the accounting methods for income recognition and determination and measurement of any required loan loss reserves differ from those used for purchased credit impaired loans held at carrying value. The accounting model for residential whole loans held at fair value is typically utilized by us for loans where the underlying borrower has a delinquency status of 60 days or more at the acquisition date. The accounting model initially applied is not subsequently changed.

Residential Whole Loans at Carrying Value

Purchased Credit Impaired Loans

We have generally elected to account for these loans as credit impaired as they were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Substantially all of these loans generally have previously experienced payment delinquencies and the amount owed may exceed the value of the property pledged as collateral. Loans considered credit impaired are initially recorded at the purchase price with no allowance for loan losses. Subsequent to acquisition, the recorded amount for these loans reflects the original investment amount, plus accretion of interest income, less principal and interest cash flows received. These loans are presented on our consolidated balance sheets at carrying value, which reflects the recorded amount reduced by any allowance for loan losses established subsequent to acquisition.

Under the application of the accounting model for purchased credit impaired loans, we may aggregate into pools loans acquired in the same fiscal quarter that are assessed as having similar risk characteristics. For each pool established, or on an individual loans basis for loans not aggregated into pools, we estimate at acquisition, and periodically on at least a quarterly basis, the principal and interest cash flows expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield.” This amount is accreted as interest income over the life of the loans using an effective interest rate (level yield) methodology. Interest income recorded each period reflects the amount of accretable yield recognized and not the coupon interest payments received on the underlying loans. The difference between contractually required principal and interest payments and the cash flows expected to be collected is referred to as the “non-accretable difference,” and includes estimates of both the effect of prepayments and expected credit losses over the life of the underlying loans.

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

The estimation of future cash flows for purchased credit impaired loans is subject to significant judgment and uncertainty. Actual cash flows could be materially different than our estimates, which could result in material changes to loss allowances and/or interest income.

Purchased Performing Loans

We also have investments in loans that are not considered to be credit impaired at purchase (“Purchased Performing Loans”). Such are initially recorded at their purchase price. Interest income on Purchased Performing Loans acquired at par is accrued based on each loan’s current interest bearing balance and current interest rate. Interest income on such loans purchased at a premium/discount to par is recorded each period based on the contractual coupon net of any amortization of premium or accretion of discount, adjusted for actual prepayment activity. For loans acquired with related servicing rights retained by the seller, interest income is reported net of related serving costs.

An allowance for loan losses is recorded when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the existing contractual terms of the loan agreement. Any required loan loss allowance would reduce the carrying value of the loan with a corresponding charge to earnings. Significant judgments are required in determining any allowance for loan loss, including assumptions regarding the loan cash flows expected to be collected, the value of the underlying collateral and our ability to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, interest income is recorded under the cash basis method as interest payments are received. Interest accruals are resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or it is legally discharged.

Residential Whole Loans at Fair Value

Certain of our residential whole loans are presented at fair value on our consolidated balance sheets as a result of a fair value election made at time of acquisition, as described above under Fair Value Measurements. Cash received reflecting coupon payments on residential whole loans held at fair value is not included in Interest Income, but rather is included in Net gain on residential whole loans measured at fair value through earnings on our consolidated statements of operations.

RECENT ACCOUNTING STANDARDS TO BE ADOPTED IN FUTURE PERIODS

Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the FASB issued Accounting Standards Update (or ASU) 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (or ASU 2018-13). The amendments in ASU 2018-13 eliminate, add and modify certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that are the most important to the users. The guidance in this ASU is effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, but entities are permitted to early adopt either the entire standard or only the provisions that eliminate or modify the requirements. The guidance on changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 measurements, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively. All other amendments should be applied retrospectively. We determined to early adopt ASU 2018-13 effective on January 1, 2019 and its adoption did not have a significant impact on our financial position or financial statement disclosures.

Compensation - Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (or ASU 2018-07). The amendments in this ASU simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The amendments in ASU 2018-07 do not change existing guidance on accounting for share-based payment transactions for employees. ASU 2018-07 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption of FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. An entity should apply the amendments of this ASU to all new awards granted after the date of adoption. In addition, entities will apply the new guidance to equity-classified nonemployee awards for which a measurement date has not been established and liability-classified nonemployee awards that have not been settled as of date of adoption by recognizing a cumulative-effect adjustment to retained earnings as of the beginning of the annual period of adoption. We adopted ASU 2018-07 on January 1, 2019 and its adoption did not have a significant impact on our financial position or financial statement disclosures.

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (or ASU 2017-12). The amendments in this ASU expand an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. ASU 2017-12 also simplifies certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. ASU 2017-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted in any interim period or fiscal year before the effective date. An entity should apply the amendments of this ASU to cash flow and net investment hedge relationships that exist on the date of adoption using a modified retrospective approach. The presentation and disclosure requirements of ASU 2017-12 should be applied prospectively. In addition, certain transition elections may be made by an entity upon adoption to allow for existing hedging relationships to transition to the newly allowable alternatives within this ASU. We adopted ASU 2017-12 on January 1, 2019 and its adoption did not have a significant impact on our financial statements or financial statement disclosures.

Receivables - Nonrefundable Fees and Other Costs

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (or ASU 2017-08). The amendments in this ASU shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. ASU 2017-08 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early application is permitted in any interim period or fiscal year before the effective date. An entity should apply the amendments of this ASU on the date of adoption using a modified retrospective approach through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We adopted ASU 2017-08 on January 1, 2019 and its adoption did not have a significant impact on our financial statements or financial statement disclosures.

Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurements of Credit Losses on Financial Instruments (or ASU 2016-13). The amendments in ASU 2016-13 require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 also requires enhanced financial statement disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The amendments in this ASU are required to be applied by recording a cumulative-effect adjustment to equity as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. We are currently in the process of updating our systems and processes to meet the new requirements of this ASU. We will continue to monitor and evaluate the potential effects that ASU 2016-13 will have on our consolidated financial statements and related disclosures.

Under ASU 2016-13, credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in this ASU require that credit losses be recorded through an allowance for credit losses, which will allow subsequent reversals in credit loss estimates to be recognized in current income. In addition, the allowance on available-for-sale debt securities will be limited to the extent that the fair value is less than the amortized cost. Based on our initial evaluation of the amendments in this ASU, we anticipate being required to make changes to the way we account for credit impairment losses on our available-for-sale debt securities. Under our current accounting, credit impairment losses are generally required to be recorded as OTTI, which directly reduce the carrying amount of impaired securities, and are recorded in earnings and are not reversed if expected cash flows subsequently recover. Under the new guidance, credit impairments on such securities will be recorded as an allowance for credit losses that are also recorded in earnings, but the allowance can be reversed through earnings in a subsequent period if expected cash flows subsequently recover. We do not expect that transition to the new available-for-sale debt securities guidance will result in a material change to our retained earnings.

In addition, we expect that the new guidance will also result in changes to the accounting and presentation of our residential whole loans held at carrying value. We currently anticipate that, upon adoption, the guidance will result in an increase in the gross carrying amount of our purchased credit impaired loans held at carrying value by the amount of the allowance for loan losses calculated under the new guidance. Thereafter, changes in the expected cash flows of such assets are expected to result in the recognition (or reversal) of an allowance for loan losses that will impact earnings. In addition, we expect that the guidance will result in an increase in the allowance for credit losses for our purchased performing loans, with a resulting negative adjustment to retained earnings.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (or ASU 2016-02). The amendments in this ASU establish a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Our significant lease contracts are discussed in Note 10(a) of the accompanying consolidated financial statements. We adopted ASU 2016-02 on January 1, 2019 and, given the relatively limited nature and extent of lease financing transactions that we have entered into, its adoption did not have a material impact on our financial position or financial statement disclosures.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at December 31, 2018, we had 11.8 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During 2018, we issued 379,903 shares of common stock through our DRSPP, raising net proceeds of approximately $2.8 million. During 2018, we issued approximately $50.9 million shares of common stock in a public offering, generating net proceeds of approximately $389.4 million.

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

With respect to margin maintenance requirements for repurchase agreements secured by harder to value assets, such as Non-Agency MBS, residential whole loans and MSR-related assets, margin calls are typically determined by our counterparties based on their assessment of changes in the fair value of the underlying collateral and in accordance with the agreed upon haircuts specified in the transaction confirmation with the counterparty.  We address margin call requests in accordance with the required terms specified in the applicable repurchase agreement and such requests are typically satisfied by posting additional cash or collateral on the same business day.  We review margin calls made by counterparties and assess them for reasonableness by comparing the counterparty valuation against our valuation determination.  When we believe that a margin call is unnecessary because our assessment of collateral value differs from the counterparty valuation, we typically hold discussions with the counterparty and are able to resolve the matter.  In the unlikely event that resolution cannot be reached, we will look to resolve the dispute based on the remedies available to us under the terms of the repurchase agreement, which in some instances may include the engagement of a third party to review collateral valuations.   For other agreements that do not include such provisions, we could resolve the matter by substituting collateral as permitted in accordance with the agreement or otherwise request the counterparty to return the collateral in exchange for cash to unwind the financing.

The following table presents information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at December 31, 2018 and 2017:

At December 31, 2018	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.60%	3.00%	5.00%
Legacy Non-Agency MBS	21.38	15.00	35.00
RPL/NPL MBS	21.31	15.00	30.00
CRT securities	20.01	17.00	25.00
Residential whole loans	16.55	8.00	33.00
MSR-related assets	21.88	20.00	30.00
Other	21.15	20.00	35.00

At December 31, 2017	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.65%	3.00%	8.00%
Legacy Non-Agency MBS	21.87	15.00	35.00
RPL/NPL MBS	22.05	20.00	27.50
U.S. Treasury securities	1.47	1.00	2.00
CRT securities	22.16	15.00	25.00
Residential whole loans	26.10	20.00	35.00
MSR-related assets	33.19	30.00	50.00

Over the course of 2018, the weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have remained fairly consistent compared to the end of 2017. Weighted average haircuts have decreased on MSR-related assets, residential whole loans and CRT securities.

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

At December 31, 2018, we had a total of $9.4 billion of MBS, CRT securities, residential whole loans and MSR-related assets and $36.7 million of restricted cash pledged against our repurchase agreements and Swaps. At December 31, 2018 we have access to various sources of liquidity which we estimate exceeds $316.7 million. This includes (i) $52.0 million of cash and cash equivalents; (ii) $187.5 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $77.2 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements.  Our sources of liquidity do not include restricted cash. In addition, we have $1.2 billion of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets, including loan securitization.

The table below presents certain information about our borrowings under repurchase agreements and other advances, and securitized debt:

	Repurchase Agreements and Other Advances			Securitized Debt (1)
Quarter Ended (2)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
December 31, 2018	$7,672,309	$7,879,087	$7,879,087	$699,207	$684,420	$702,377
September 30, 2018	6,594,050	7,278,270	7,278,270	665,572	714,203	744,521
June 30, 2018	6,189,916	5,892,228	6,319,178	432,283	518,655	523,490
March 31, 2018	6,519,390	6,558,860	6,558,860	357,819	351,278	361,002

December 31, 2017	6,661,020	6,614,701	6,760,360	212,445	363,944	363,944
September 30, 2017	7,022,913	6,871,443	7,023,702	139,276	137,327	141,088
June 30, 2017	7,612,393	7,040,844	7,763,860	30,414	143,698	143,698
March 31, 2017	8,494,853	8,137,102	8,564,493	—	—	—

December 31, 2016	8,684,803	8,687,268	8,815,846	—	—	—
September 30, 2016	8,868,173	8,697,756	8,917,550	—	—	—
June 30, 2016	9,102,457	9,038,087	9,114,859	8,520	—	8,568
March 31, 2016	9,238,772	9,143,645	9,205,547	18,425	11,821	18,247

(1)
Securitized debt amounts presented for 2018 and 2017 reflect our loan securitization transactions for those respective periods. Securitized debt amounts presented for 2016 reflect our MBS resecuritization transactions.

(2)	The information presented in the table above excludes Senior Notes issued in April 2012. The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.

Cash Flows and Liquidity for the Year Ended December 31, 2018

Our cash, cash equivalents and restricted cash decreased by $375.0 million during the year ended December 31, 2018, reflecting: $2.2 billion used in our investing activities; $147.9 million provided by our operating activities; and $1.6 billion provided by our financing activities.

At December 31, 2018, our debt-to-equity multiple was 2.6 times compared to 2.3 times at December 31, 2017.  At December 31, 2018, we had borrowings under repurchase agreements of $7.9 billion with 26 counterparties, of which $2.4 billion were secured by Agency MBS, $1.4 billion were secured by Legacy Non-Agency MBS, $1.1 billion were secured by RPL/NPL MBS, $391.6 million were secured by CRT securities, $2.0 billion were secured by residential whole loans, $474.1 million were secured by MSR-related assets and $76.4 million were secured by other interest-earning assets.  We continue to have available capacity under our repurchase agreement credit lines.  In addition, at December 31, 2018, we had securitized debt of $684.4 million in connection with our loan securitization transactions. At December 31, 2017, we had borrowings under repurchase agreements of $6.6 billion with 31 counterparties, of which $2.5 billion were secured by Agency MBS, $1.3 billion were secured by Legacy Non-Agency MBS, $567.1 million were secured by RPL/NPL MBS, $470.3 million were secured by U.S. Treasuries, $459.1 million were secured by CRT securities, $1.0 billion were secured by residential whole loans and $317.3 million were secured by MSR-related assets. In addition, at December 31, 2017, we had $363.9 million in connection with our loan securitization transactions.

During 2018, $2.2 billion was used in our investing activities. We paid $3.1 billion for purchases of residential whole loans, loan related investments and capitalized advances and purchased $634.7 million of MSR-related assets, $1.1 billion of Non-Agency MBS, $795.9 million of Agency MBS, and $156.4 million of CRT securities funded with cash and repurchase agreement borrowings. In addition, during 2018, we received cash of $2.3 billion from prepayments and scheduled amortization on our MBS, CRT securities and MSR-related assets, of which $712.9 million was attributable to Agency MBS, $1.1 billion was from Non-Agency MBS, $12.6 million was from CRT securities and $515.1 million was attributable to MSR-related assets, and we sold certain of our investments securities for $538.7 million, realizing net gains of $61.3 million. While we generally intend to hold our MBS and CRT securities as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In addition, during 2018 we received $531.9 million of principal payments on residential whole loans and $121.3 million of proceeds on sales of REO.

In connection with our repurchase agreement borrowings and Swaps, we routinely receive margin calls/reverse margin calls from our counterparties and make margin calls to our counterparties.  Margin calls and reverse margin calls, which requirements vary over time, may occur daily between us and any of our counterparties when the value of collateral pledged changes from the amount contractually required.  The value of assets pledged as collateral fluctuates reflecting changes in:  (i) the face (or par) value of our assets; (ii) market interest rates and/or other market conditions; and (iii) the market value of our Swaps.  Margin calls/reverse margin calls are satisfied when we pledge/receive additional collateral in the form of additional assets and/or cash.

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received For Reverse Margin Calls	Net Assets Received/(Pledged) For Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
December 31, 2018	$14,452	$—	$14,452	$23,760	$9,308
September 30, 2018	61,492	3,005	64,497	8,294	(56,203)
June 30, 2018	44,278	—	44,278	20,001	(24,277)
March 31, 2018	40,831	—	40,831	18,835	(21,996)

(1)	Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through December 31, 2018.

During 2018, we paid $329.8 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $15.0 million on our preferred stock.  On December 12, 2018, we declared our fourth quarter 2018 dividend on our common stock of $0.20 per share; on January 31, 2019, we paid this dividend, which totaled $90.2 million, including dividend equivalents of approximately $241,000.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the effect on our liquidity and cash flows in future periods related to principal and interest owed on contractual financing obligations:

	Due During the Year Ending December 31,
(In Thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Repurchase agreements	$7,974,792	$—	$—	$—	$—	$—	$7,974,792
Interest expense on repurchase agreements (1)	43,535	—	—	—	—	—	43,535
Securitized debt (2)	374,674	101,321	173,361	16,911	14,258	7,762	688,287
Interest expense on securitized debt (1)	18,891	9,207	3,487	1,042	531	99	33,257
Senior Notes (3)	—	—	—	—	—	100,000	100,000
Interest expense on Senior Notes (1)	8,000	8,000	8,000	8,000	8,000	148,000	188,000
Payable for unsettled purchases	211,129	—	—	—	—	—	211,129
Long-term lease obligations (4)	2,553	2,553	1,292	—	—	—	6,398
Total	$8,633,574	$121,081	$186,140	$25,953	$22,789	$255,861	$9,245,398

(1)  Interest expense based on the interest rate in effect at December 31, 2018.
(2)  Securitized debt is contractually scheduled to mature by 2057. However, the weighted average life of the securitized debt is estimated to be 1.35 years.
(3)  Senior Notes mature April 2042 but may be redeemed, in whole or in part, at any time on or after April 15, 2017. Excludes debt issuance costs of $3.2 million.
(4) Table excludes amounts related to the lease agreement for new office space as we are not contractually obligated to make rental payments until 14 months after a temporary certificate of occupancy is delivered to the landlord, which is currently expected to occur on or before October 2020.

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

The majority of our RPL/NPL MBS deal structures contain a contractual coupon step-up feature where the coupon increases up to 300 - 400 basis points at 36 - 48 months from issuance or sooner. Therefore, we believe their fair value exhibits little sensitivity to changes in interest rates. We estimate the duration of these securities using management’s assumptions.

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

The fair value of our Non-QM loans and Single-family rental loans are dependent on the value of the underlying real estate collateral, as well as the level of interest rates. Because these loans are primarily newly or recently originated performing loans, we believe these investments exhibit positive duration. Given the short duration of our Rehabilitation loans, we believe the fair value of these loans exhibits little sensitivity to changes in interest rates. We estimate the duration of these other loans held at carrying value using management’s assumptions.

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

At December 31, 2018, MFA’s $4.6 billion of Agency MBS and Legacy Non-Agency MBS were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
Time to Reset

(Dollars in Thousands)
< 2 years (5)	$1,041,557	5	21.2%	$1,230,423	5	15.5%	$2,271,980	5	17.9%
2-5 years	127,815	40	11.1	—	—	—	127,815	40	11.1
> 5 years	9,681	78	0.1	—	—	—	9,681	78	0.1
ARM-MBS Total	$1,179,053	10	19.9%	$1,230,423	5	15.5%	$2,409,476	7	17.5%
15-year fixed (6)	$781,625		8.5%	$1,521		24.0%	$783,146		8.5%
30-year fixed (6)	736,498		4.7	659,248		13.1	1,395,746		9.1
40-year fixed (6)	—		—	47,035		15.6	47,035		15.6
Fixed-Rate Total	$1,518,123		6.8%	$707,804		13.3%	$2,225,927		9.0%
MBS Total	$2,697,176		12.5%	$1,938,227		14.7%	$4,635,403		13.5%

(1)	Excludes $1.4 billion of RPL/NPL MBS. Refer to table below for further information.

(2)	Does not include principal payments receivable of $1.0 million.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic and/or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	3 month average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating-rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at December 31, 2018:

	Fair Value	Net Coupon	Months to Step-Up (1)	3 Month Average Bond CPR (2)
(Dollars in Thousands)
Re-Performing loans	$94,644	4.34%	28	1.0%
Non-Performing loans	1,282,606	4.86	26	13.9
Total RPL/NPL MBS	$1,377,250	4.83%	26	12.9%

(1)
Months to step-up is the weighted average number of months remaining before the coupon interest rate increases pursuant to the first coupon reset. We anticipate that the securities will be redeemed prior to the step-up date.

(2)	All principal payments are considered to be prepayments for CPR purposes.

At December 31, 2018, our CRT securities and MSR-related assets had a fair value of $492.8 million and $611.8 million, respectively, and their coupons reset monthly based on one-month LIBOR.

Shock Table

The information presented in the following “Shock Tables” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at December 31, 2018 and 2017.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at December 31, 2018 and 2017.

December 31, 2018

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$12,001,744	$77,527	$12,079,271	$(145,118)	(4.04)%	(1.19)%
+ 50 Basis Point Increase	$12,123,276	$35,721	$12,158,997	$(65,392)	(1.51)%	(0.53)%
Actual at December 31, 2018	$12,230,474	$(6,085)	$12,224,389	$—	—	—
- 50 Basis Point Decrease	$12,323,338	$(47,891)	$12,275,447	$51,058	1.15%	0.42%
-100 Basis Point Decrease	$12,401,867	$(89,697)	$12,312,170	$87,781	0.34%	0.72%

December 31, 2017

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$10,293,874	$40,938	$10,334,812	$(99,528)	(2.83)%	(0.95)%
+ 50 Basis Point Increase	$10,370,948	$14,757	$10,385,705	$(48,635)	(1.53)%	(0.47)%
Actual at	$10,445,764	$(11,424)	$10,434,340	$—	—	—
- 50 Basis Point Decrease	$10,518,322	$(37,606)	$10,480,716	$46,376	(1.33)%	0.44%
-100 Basis Point Decrease	$10,588,622	$(63,787)	$10,524,835	$90,495	(1.61)%	0.87%

(1)	Such assets include MBS and CRT securities, residential whole loans and REO, MSR-related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2018 and 2017.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (or 1933 Act) and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At December 31, 2018 and 2017, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At December 31, 2018, the impact on portfolio value was an approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps and securitized debt, of 0.96, which is the weighted average of 2.04 for our Agency MBS, 0.94 for our Non-Agency investments, 2.17 for our Residential whole loans, (2.15) for our Swaps and securitized debt, and 0.19 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.47), which is the weighted average of (0.86) for our Agency MBS, zero for our Swaps and securitized debt, (0.12) for our Non-Agency MBS, (0.60) for our Residential whole loans, and zero for our Other assets and cash and cash equivalents. At December 31, 2017, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.91 which is the weighted average of 1.72 for our Agency MBS, 0.85 for our Non-Agency investments, 2.55 for our Residential whole loans, (2.06) for our Swaps and 0.06 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.09), which is the weighted average of (0.32) for our Agency MBS, zero for our Swaps, zero for our Non-Agency MBS, zero for our Residential whole loans and zero for our Other assets and cash and cash equivalents.  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

CREDIT RISK

Although we do not believe that we are exposed to credit risk in our Agency MBS portfolio, we are exposed to credit risk through our credit sensitive residential mortgage investments, in particular Legacy Non-Agency MBS, CRT securities, and residential whole loans and to a lesser extent our investments in RPL/NPL MBS and MSR-related assets. Our exposure to credit risk from our credit sensitive investments is discussed in more detail below:

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

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics of the mortgage loans underlying our Legacy Non-Agency MBS.  The following table presents certain information about our Legacy Non-Agency MBS portfolio at December 31, 2018.  Information presented with respect to the weighted average Fair Isaac Corporation (or FICO) scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, do not reflect the impact of the general changes in home prices or changes in borrowers’ credit scores or the current use of the mortgaged properties.

The information in the table below is presented as of December 31, 2018:

(Dollars in Thousands)	Securities with Average Loan FICO of 715 or Higher (1)	Securities with Average Loan FICO Below 715 (1)	Total

Number of securities	210	143	353
MBS current face (3)	$1,291,036	$859,610	$2,150,646
Total purchase discounts, net (3)	$(366,955)	$(303,495)	$(670,450)
Purchase discount designated as Credit Reserve and OTTI (3)(4)	$(238,576)	$(277,540)	$(516,116)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	18.5%	32.3%	24.0%
MBS amortized cost (3)	$924,081	$556,115	$1,480,196
MBS fair value (3)	$1,182,417	$755,810	$1,938,227
Weighted average fair value to current face	91.6%	87.9%	90.1%
Weighted average coupon (5)	4.42%	5.14%	4.71%
Weighted average loan age (months) (5)(6)	149	155	151
Weighted average current loan size (5)(6)	$428	$255	$359
Percentage amortizing (7)	100%	99%	100%
Weighted average FICO score at origination (5)(8)	728	702	717
Owner-occupied loans	90.1%	86.5%	88.6%
Rate-term refinancings	24.5%	16.5%	21.3%
Cash-out refinancings	34.0%	43.9%	37.9%
3 Month CPR (6)	17.0%	12.3%	15.1%
3 Month CRR (6)(9)	13.9%	9.4%	12.1%
3 Month CDR (6)(9)	3.5%	3.3%	3.4%
3 Month loss severity	58.8%	70.6%	63.3%
60+ days delinquent (8)	10.3%	12.3%	11.1%
Percentage of always current borrowers (Lifetime) (10)	28.0%	23.3%	26.2%
Percentage of always current borrowers (12M) (11)	76.0%	71.8%	74.4%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

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

(3)
Excludes Non-Agency MBS issued since 2012 in which the underlying collateral consists of RPL/NPL MBS. These Non-Agency MBS have a current face of $1.4 billion amortized cost of $1.4 billion, fair value of $1.4 billion and purchase discounts of approximately $651,000 at December 31, 2018.

(4)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(5)	Weighted average is based on MBS current face at December 31, 2018.

(6)	Information provided is based on loans for individual groups owned by us.

(7)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(8)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(9)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(11)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations by state of the mortgages collateralizing our Legacy Non-Agency MBS at December 31, 2018:

Property Location	Percent of Unpaid Principal Balance
California	42.5%
Florida	7.9%
New York	7.5%
New Jersey	4.0%
Maryland	4.0%

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

CRT Securities

We are exposed to potential credit losses from our investments in CRT securities issued by or sponsored by Fannie Mae and Freddie Mac. While CRT securities are issued by or sponsored by these GSEs, payment of principal on these securities is not guaranteed. As an investor in a CRT security, we may incur a loss if losses on the mortgage loans in a reference pool exceed the credit enhancement on the underlying CRT security owned by us or if an actual pool of loans experiences losses. We assess the credit risk associated with our investments in CRT securities by assessing the current and expected future performance of the associated loan pool.

Residential Whole Loans

We are also exposed to credit risk from our investments in residential whole loans. Our investment process for non-performing and purchased credit impaired residential whole loans is generally similar to that used for Legacy Non-Agency MBS and is likewise focused on quantifying and pricing credit risk. Non-performing and purchased credit impaired loans are acquired at purchase prices that are generally discounted to the contractual loan balances based on a number of factors, including the impaired credit history of the borrower and the value of the collateral securing the loan. In addition, as we generally own the mortgage-servicing rights associated with these loans, our process is also focused on selecting a sub-servicer with the appropriate expertise to mitigate losses and maximize our overall return. This involves, among other things, performing due diligence on the sub-servicer prior to their engagement as well as ongoing oversight and surveillance. To the extent that delinquencies and defaults on these loans are higher than our expectation at the time the loans were purchased, the discounted purchase price at which the asset is acquired is intended to provide a level of protection against financial loss.

Credit risk on purchased performing loans is mitigated through our process to underwrite the loan before it is purchased and includes an assessment of the borrower’s financial condition and ability to repay the loan, nature of the collateral and relatively low LTV, including after-repair LTV for the majority of our Rehabilitation loans.

The following table presents certain information about our Residential whole loans, at carrying value at December 31, 2018:

	Purchased Performing Loans (1)		Purchased Credit Impaired Loans
	Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	Total
Carrying value	$2,111,069	$91,245	$420,131	$377,856	$3,000,301
Unpaid principal balance (UPB)	$2,082,855	$93,037	$485,266	$516,995	$3,178,153
Weighted average coupon (2)	6.2%	6.4%	4.4%	4.3%	5.7%
Weighted average term to maturity (months)	259	317	276	327	275
Weighted average LTV (3)	62.6%	93.1%	58.8%	111.3%	70.7%
Loans 90+ days delinquent	$9,759	$—	$32,717	$50,275	$92,751

(1)	Excludes approximately $16.4 million of purchased performing loans held at carrying value for which the closing of the purchase transaction had not occurred as of December 31, 2018.

(2)
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

(3)
LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $79.0 million, an after repaired valuation was not obtained and the loan was underwritten based on an“as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 67%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at December 31, 2018:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance (1)
California	32.8%
Florida	10.6%
New York	9.6%
New Jersey	6.0%
Maryland	3.4%

(1)	Excludes approximately $211.1 million of residential whole loans for which the closing of the purchase transaction had not occurred as of December 31, 2018.

MSR-Related Assets

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
Corporate Loan

We have participated in a loan agreement to provide financing to an entity that originates residential loans and owns the related MSRs. We assess the credit risk associated with this loan participation by considering various factors, including the current status of the loan, changes in fair value of the MSRs that secure the loan and the recent financial performance of the borrower.

Credit Spread Risk

Credit spreads measure the additional yield demanded by investors in financial instruments based on the credit risk associated with an instrument relative to benchmark interest rates. They are impacted by the available supply and demand for instruments with various levels of credit risk. Widening credit spreads would result in higher yields being required by investors in financial instruments. Credit spread widening generally results in lower values of the financial instruments we hold at that time, but will generally result in a higher yield on future investments with similar credit risk. It is possible that the credit spreads on our assets and liabilities, including hedges, will not always move in tandem. Consequently, changes in credit spreads can result in volatility in our financial results and reported book value.

LIQUIDITY RISK

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  We pledge residential mortgage assets and cash to secure our repurchase agreements and Swaps.  At December 31, 2018, we had access to various sources of liquidity which we estimate to be in excess of $316.7 million, an amount which includes: (i) $52.0 million of cash and cash equivalents, (ii) $187.5 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that are currently pledged in excess of contractual requirements, and (iii) $77.2 million in estimated financing available from currently unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. In addition, we have $1.2 billion of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets including loan securitization. Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. As such, we cannot assure you that we will always be able to roll over our repurchase agreement financings. Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

In addition, increased prepayments are generally associated with decreasing market interest rates as borrowers are able refinance their mortgages at lower rates. Therefore, increased prepayments on our investments may accelerate the redeployment of our capital to generally lower yielding investments. Similarly, decreased prepayments are generally associated with increasing market interest rates and may slow our ability to redeploy capital to generally higher yielding investments.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MFA Financial, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2018, and the related notes and Schedule IV - Mortgage Loans on Real Estate (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

New York, New York
February 21, 2019

MFA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	December 31, 2018	December 31, 2017
Assets:
Residential mortgage securities:
Agency MBS, at fair value ($2,575,331 and $2,727,510 pledged as collateral, respectively)	$2,698,213	$2,824,681
Non-Agency MBS, at fair value ($3,248,900 and $2,379,523 pledged as collateral, respectively)	3,318,299	3,533,966
Credit Risk Transfer (“CRT”) securities, at fair value ($480,315 and $595,900 pledged as collateral, respectively)	492,821	664,403
Residential whole loans, at carrying value ($1,645,372 and $448,689 pledged as collateral, respectively) (1)	3,016,715	908,516
Residential whole loans, at fair value ($738,638 and $996,226 pledged as collateral, respectively) (1)	1,665,978	1,325,115
Mortgage servicing rights (“MSR”) related assets ($611,807 and $482,158 pledged as collateral, respectively)	611,807	492,080
Cash and cash equivalents	51,965	449,757
Restricted cash	36,744	13,986
Other assets	527,785	742,230
Total Assets	$12,420,327	$10,954,734

Liabilities:
Repurchase agreements	$7,879,087	$6,614,701
Other liabilities	1,125,139	1,078,397
Total Liabilities	$9,004,226	$7,693,098

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 449,787 and 397,831 shares issued and outstanding, respectively	4,498	3,978
Additional paid-in capital, in excess of par	3,623,275	3,227,304
Accumulated deficit	(632,040)	(578,950)
Accumulated other comprehensive income	420,288	609,224
Total Stockholders’ Equity	$3,416,101	$3,261,636
Total Liabilities and Stockholders’ Equity	$12,420,327	$10,954,734

(1)
Includes approximately $209.4 million and $183.2 million of Residential whole loans, at carrying value and $694.7 million and $289.3 million of Residential whole loans, at fair value transferred to consolidated VIEs at December 31, 2018 and 2017, respectively. Such assets can be used only to settle the obligations of each respective VIE.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2018	2017	2016

Interest Income:
Agency MBS	$62,303	$65,355	$83,069
Non-Agency MBS	226,796	271,112	332,821
CRT securities	33,376	31,715	14,770
Residential whole loans held at carrying value	100,921	36,187	23,916
MSR-related assets	28,420	24,830	2,100
Cash and cash equivalent investments	2,936	4,249	774
Other interest-earning assets	923	—	—
Interest Income	$455,675	$433,448	$457,450

Interest Expense:
Repurchase agreements	$205,338	$186,347	$184,986
Other interest expense	26,848	10,794	8,369
Interest Expense	$232,186	$197,141	$193,355

Net Interest Income	$223,489	$236,307	$264,095

Other Income, net:
Net gain on residential whole loans measured at fair value through earnings	$137,619	$90,045	$62,605
Net realized gain on sales of residential mortgage securities	61,307	39,577	35,837
Net unrealized (loss)/gain on residential mortgage securities measured at fair value through earnings	(36,815)	27,709	12,962
Net loss on Swaps not designated as hedges for accounting purposes	(9,610)	—	—
Other, net	5,474	656	(2,847)
Other Income, net	$157,975	$157,987	$108,557

Operating and Other Expense:
Compensation and benefits	$28,423	$31,673	$29,281
Other general and administrative expense	17,653	17,960	16,331
Loan servicing and other related operating expenses	33,587	22,268	14,372
Operating and Other Expense	$79,663	$71,901	$59,984

Net Income	$301,801	$322,393	$312,668
Less Preferred Stock Dividends	15,000	15,000	15,000
Net Income Available to Common Stock and Participating Securities	$286,801	$307,393	$297,668

Earnings per Common Share - Basic and Diluted	$0.68	$0.79	$0.80

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
(In Thousands)	2018	2017	2016

Net income	$301,801	$322,393	$312,668
Other Comprehensive Income/(Loss):
Unrealized loss on Agency MBS, net	(17,891)	(39,158)	(9,322)
Unrealized (loss)/gain on Non-Agency MBS, CRT securities and MSR term notes, net	(132,751)	79,142	81,882
Reclassification adjustment for MBS sales included in net income	(51,580)	(38,707)	(36,922)
Reclassification adjustment for other-than-temporary impairments included in net income	(1,259)	(1,032)	(485)
Derivative hedging instrument fair value changes, net	14,545	35,297	22,678
Other Comprehensive Income/(Loss)	(188,936)	35,542	57,831
Comprehensive income before preferred stock dividends	$112,865	$357,935	$370,499
Dividends declared on preferred stock	(15,000)	(15,000)	(15,000)
Comprehensive Income Available to Common Stock and Participating Securities	$97,865	$342,935	$355,499

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	For the Year Ended December 31, 2018
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	8,000	$80	397,831	$3,978	$3,227,304	$(578,950)	$609,224	$3,261,636
Cumulative effect adjustment on adoption of new accounting standard for revenue recognition	—	—	—	—	—	295	—	295
Net income	—	—	—	—	—	301,801	—	301,801
Issuance of common stock, net of expenses	—	—	52,420	520	391,625	—	—	392,145
Repurchase of shares of common stock (1)	—	—	(464)	—	(3,392)	—	—	(3,392)
Equity based compensation expense	—	—	—	—	7,999	—	—	7,999
Accrued dividends attributable to stock-based awards	—	—	—	—	(261)	—	—	(261)
Dividends declared on common stock	—	—	—	—	—	(339,244)	—	(339,244)
Dividends declared on preferred stock	—	—	—	—	—	(15,000)	—	(15,000)
Dividends attributable to dividend equivalents	—	—	—	—	—	(942)	—	(942)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	(203,481)	(203,481)
Derivative hedging instrument fair value changes, net	—	—	—	—	—	—	14,545	14,545
Balance at December 31, 2018	8,000	$80	449,787	$4,498	$3,623,275	$(632,040)	$420,288	$3,416,101

	For the Year Ended December 31, 2017
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	8,000	$80	371,854	$3,719	$3,029,062	$(572,641)	$573,682	$3,033,902
Net income	—	—	—	—	—	322,393	—	322,393
Issuance of common stock, net of expenses	—	—	26,722	259	196,549	—	—	196,808
Repurchase of shares of common stock (1)	—	—	(745)	—	(5,995)	—	—	(5,995)
Equity based compensation expense	—	—	—	—	7,872	—	—	7,872
Accrued dividends attributable to stock-based awards	—	—	—	—	(184)	—	—	(184)
Dividends declared on common stock	—	—	—	—	—	(312,810)	—	(312,810)
Dividends declared on preferred stock	—	—	—	—	—	(15,000)	—	(15,000)
Dividends attributable to dividend equivalents	—	—	—	—	—	(892)	—	(892)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	245	245
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	35,297	35,297
Balance at December 31, 2017	8,000	$80	397,831	$3,978	$3,227,304	$(578,950)	$609,224	$3,261,636

	For the Year Ended December 31, 2016
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2015	8,000	$80	370,584	$3,706	$3,019,956	$(572,332)	$515,851	$2,967,261
Net income	—	—	—	—	—	312,668	—	312,668
Issuance of common stock, net of expenses	—	—	1,758	13	4,647	—	—	4,660
Repurchase of shares of common stock (1)	—	—	(488)	—	(3,551)	—	—	(3,551)
Equity based compensation expense	—	—	—	—	8,695	—	—	8,695
Accrued dividends attributable to stock-based awards	—	—	—	—	(685)	—	—	(685)
Dividends declared on common stock	—	—	—	—	—	(297,046)	—	(297,046)
Dividends declared on preferred stock	—	—	—	—	—	(15,000)	—	(15,000)
Dividends attributable to dividend equivalents	—	—	—	—	—	(931)	—	(931)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	35,153	35,153
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	22,678	22,678
Balance at December 31, 2016	8,000	$80	371,854	$3,719	$3,029,062	$(572,641)	$573,682	$3,033,902

(1) For the year ended December 31, 2018, includes approximately $3.4 million (464,429 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2017, includes approximately $6.0 million (744,588 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2016, includes approximately $3.6 million (487,559 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(In Thousands)	2018	2017	2016
Cash Flows From Operating Activities:
Net income	$301,801	$322,393	$312,668
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of residential mortgage securities and U.S. Treasury securities	(61,307)	(39,577)	(35,837)
Gain on sales of real estate owned	(7,715)	(4,475)	(3,229)
Gain on liquidation of residential whole loans	(22,409)	(11,868)	—
Other-than-temporary impairment charges	1,259	1,032	485
Accretion of purchase discounts on residential mortgage securities, residential whole loans and MSR-related assets	(82,904)	(86,318)	(84,615)
Amortization of purchase premiums on residential mortgage securities and residential whole loans	29,270	30,330	36,725
Depreciation and amortization on real estate, fixed assets and other assets	1,825	1,519	964
Equity-based compensation expense	8,007	8,033	9,162
Unrealized gain on residential whole loans at fair value	(36,725)	(33,617)	(31,254)
Unrealized losses/(gains) on residential mortgage securities and swaps	43,234	(27,091)	(7,640)
(Increase)/decrease in other assets	(26,487)	21,964	(11,095)
Increase/(decrease) in other liabilities	32	(5,813)	(6,943)
Net cash provided by operating activities	$147,881	$176,512	$179,391

Cash Flows From Investing Activities:
Principal payments on residential mortgage securities and MSR-related assets	$2,327,817	$3,996,489	$3,339,597
Proceeds from sales of residential mortgage securities and U.S. Treasury securities	538,668	243,081	85,594
Purchases of residential mortgage securities, MSR-related assets and U.S. Treasury securities	(2,604,234)	(1,583,130)	(1,997,838)
Purchases of residential whole loans, loan related investments and capitalized advances	(3,058,839)	(1,065,981)	(677,003)
Principal payments on residential whole loans	531,909	160,469	103,997
Proceeds from sales of real estate owned	121,304	75,671	34,200
Purchases of real estate owned and capital improvements	(13,367)	(19,801)	(2,825)
Redemption of Federal Home Loan Bank stock	—	10,422	51,400
Purchases of Federal Home Loan Bank stock	—	—	(1,805)
Additions to leasehold improvements, furniture and fixtures	(1,133)	(872)	(708)
Net cash (used in)/provided by investing activities	$(2,157,875)	$1,816,348	$934,609

Cash Flows From Financing Activities:
Principal payments on repurchase agreements and other advances	(67,063,283)	(72,563,218)	(82,408,484)
Proceeds from borrowings under repurchase agreements	68,327,462	70,490,091	81,706,806
Proceeds from issuance of securitized debt	419,970	382,847	—
Principal payments on securitized debt	(97,969)	(16,562)	(22,057)
Payments made for securitization related costs	(2,497)	(2,646)	—
Payments made for settlements on interest rate swap agreements (“Swaps”)	(61,502)	(11,424)	—
Proceeds from settlements on Swaps	65,393	—	—
Proceeds from issuances of common stock	392,474	197,223	4,660
Payments made for costs related to common stock issuances	(329)	(415)	—
Dividends paid on preferred stock	(15,000)	(15,000)	(15,000)
Dividends paid on common stock and dividend equivalents	(329,759)	(308,588)	(297,895)
Net cash provided by/(used in) financing activities	$1,634,960	$(1,847,692)	$(1,031,970)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(375,034)	$145,168	$82,030
Cash, cash equivalents and restricted cash at beginning of period	$463,743	$318,575	$236,545
Cash, cash equivalents and restricted cash at end of period	$88,709	$463,743	$318,575

Supplemental Disclosure of Cash Flow Information
Interest Paid	$232,657	$198,159	$194,626

Non-cash Investing and Financing Activities:
Net (decrease)/increase in securities obtained as collateral/obligation to return securities obtained as collateral	$(505,850)	$134,100	$5,385
Transfer from residential whole loans to real estate owned	$215,038	$136,734	$91,896
Dividends and dividend equivalents declared and unpaid	$90,198	$79,771	$74,657
Payable for unsettled residential whole loans purchases	$211,129	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

(a)  Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on mortgage-backed securities (“MBS”) (See Note 3), valuation of MBS, CRT securities and MSR- related assets (See Notes 3 and 14), income recognition and valuation of residential whole loans (See Notes 4 and 14), valuation of derivative instruments (See Notes 5(c) and 14) and income recognition on certain Non-Agency MBS (defined below) purchased at a discount. (See Note 3)  In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest. (See Note 2(o))  Actual results could differ from those estimates.

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

(b)  Residential Mortgage Securities

The Company has investments in residential MBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Agency MBS”), and residential MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation (“Non-Agency MBS”). In addition, the Company has investments in CRT securities that are issued or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by Fannie Mae and Freddie Mac and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. As the loans in the underlying pool are paid, the principal balance of the CRT securities is paid. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company.

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
DECEMBER 31, 2018

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

Determination of Fair Value for Residential Mortgage Securities

In determining the fair value of the Company’s residential mortgage securities, management considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity.  (See Note 14)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Impairments/OTTI

When the fair value of an AFS security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the impairment related to credit losses is recognized through charges to earnings with the remainder recognized through AOCI on the consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security, which may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may, upon recovery, be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS that are assessed to be of less than high credit quality and on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, year of origination, loan-to-value ratios (“LTVs”), geographic concentrations and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes.  Impairment assessment for Non-Agency MBS that were purchased at prices close to par and/or are otherwise considered to be of high credit quality involves comparing the present value of the remaining cash flows expected to be collected against the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the instrument’s IRR.

Balance Sheet Presentation

The Company’s residential mortgage securities pledged as collateral against repurchase agreements and Swaps are included on the consolidated balance sheets with the fair value of the securities pledged disclosed parenthetically.  Purchases and sales of securities are recorded on the trade date.

(c)  Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

Residential whole loans included in the Company’s consolidated balance sheets are primarily comprised of pools of fixed and adjustable rate residential mortgage loans acquired through consolidated trusts in secondary market transactions. The accounting model utilized by the Company is determined at the time each loan package is initially acquired and is generally based on the delinquency status of the majority of the underlying borrowers in the package at acquisition. The accounting model described below for purchased credit impaired loans that are held at carrying value is typically utilized by the Company for purchased credit impaired loans where the underlying borrower has a delinquency status of less than 60 days at the acquisition date. The Company also acquires purchased performing loans that are typically held at carrying value, but the accounting methods for income recognition and determination and measurement of any required loan loss reserves (as discussed below) differ from those used for purchased credit impaired loans held at carrying value. The accounting model described below for residential whole loans held at fair value is typically utilized by the Company for loans where the underlying borrower has a delinquency status of 60 days or more at the acquisition date. The accounting model initially applied is not subsequently changed.

The Company’s residential whole loans pledged as collateral against repurchase agreements are included in the consolidated balance sheets with amounts pledged disclosed parenthetically.  Purchases and sales of residential whole loans are recorded on the

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

Purchased Performing Loans

Acquisitions of purchased performing loans to date have been primarily comprised of: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (“Rehabilitation loans” or “Fix and Flip loans”), (iii) loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (“Single-family rental loans”), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (“Seasoned performing loans”). Purchased performing loans are initially recorded at their purchase price. Interest income on purchased performing loans acquired at par is accrued based on each loan’s current interest bearing balance and current interest rate, net of related servicing costs. Interest income on such loans purchased at a premium/discount to par is recorded each period based on the contractual coupon net of any amortization of premium or accretion of discount, adjusted for actual prepayment activity. For loans acquired with related servicing rights retained by the seller, interest income is reported net of related serving costs.

An allowance for loan losses is recorded when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms of the loan agreement. Any required loan loss allowance would typically be measured based on the fair value of the collateral securing the loan and would reduce the carrying value of the loan with a corresponding charge to earnings. Significant judgments are required in determining any allowance for loan loss, including assumptions regarding the loan cash flows expected to be collected, the value of the underlying collateral and the ability of the Company to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, interest income is recorded under the cash basis method as interest payments are received. Interest accruals are resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or it is legally discharged.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

“non-accretable difference,” and includes estimates of both the effect of prepayments and expected credit losses over the life of the underlying loans.

A decrease in expected cash flows in subsequent periods may indicate impairment at the pool and/or individual loan level, thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. The allowance for loan losses generally represents the present value of cash flows expected at acquisition, adjusted for any increases due to changes in estimated cash flows, that are subsequently no longer expected to be received at the relevant measurement date. Under the accounting model applied to purchased credit impaired loans, a significant increase in expected cash flows in subsequent periods first reduces any previously recognized allowance for loan losses and then will result in a recalculation in the amount of accretable yield. The adjustment of accretable yield due to a significant increase in expected cash flows is accounted for prospectively as a change in estimate and results in reclassification from nonaccretable difference to accretable yield.

Residential Whole Loans at Fair Value

Certain of the Company’s residential whole loans are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of acquisition. For the majority of these loans, there is significant uncertainty associated with estimating the timing of and amount of cash flows that will be collected. Further, the cash flows ultimately collected may be dependent on the value of the property securing the loan. Consequently, the Company considers that accounting for these loans at fair value should result in a better reflection over time of the economic returns for the majority of these loans. The Company determines the fair value of its residential whole loans held at fair value after considering portfolio valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans and trading activity observed in the market place. Subsequent changes in fair value are reported in current period earnings and presented in Net gain on residential whole loans measured at fair value through earnings on the Company’s consolidated statements of operations.

Cash received representing coupon payments on residential whole loans held at fair value is not included in Interest Income, but rather is included in Net gain on residential whole loans measured at fair value through earnings on the Company’s consolidated statements of operations. Cash outflows associated with loan related advances made by the Company on behalf of the borrower are included in the basis of the loan and are reflected in unrealized gains or losses reported each period.

(d) MSR-Related Assets

The Company has investments in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. These financial instruments, which are referred to as MSR-related assets are discussed in more detail below. The Company’s MSR-related assets pledged as collateral against repurchase agreements are included in the consolidated balance sheets with the amounts pledged disclosed parenthetically. Purchases and sales of MSR-related assets are recorded on the trade date. (See Notes 3, 6, 7 and 14)

Term Notes Backed by MSR-Related Collateral

The Company has invested in term notes that are issued by special purpose vehicles (“SPV”) that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. The Company considers payment of principal and interest on these term notes to be largely dependent on the cash flows generated by the underlying MSRs as this impacts the cash flows available to the SPV that issued the term notes. Credit risk borne by the holders of the term notes is also mitigated by structural credit support in the form of over-collateralization. Credit support is also provided by a corporate guarantee from the ultimate parent or sponsor of the SPV that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the underlying MSRs be insufficient.

The Company’s term notes backed by MSR-related collateral are treated as AFS securities and reported at fair value on the Company’s consolidated balance sheets with unrealized gains and losses excluded from earnings and reported in AOCI. Interest income is recognized on an accrual basis on the Company’s consolidated statements of operations. The Company’s valuation process for such notes considers a number of factors, including a comparable bond analysis performed by a third-party pricing service which involves determining a pricing spread at issuance of the term note. The pricing spread is used at each subsequent valuation date to determine an implied yield to maturity of the term note, which is then used to derive an indicative market value for the security. This indicative market value is further reviewed by the Company and may be adjusted to ensure it reflects a realistic exit price at the valuation date given the structural features of these securities. Other factors taken into consideration include indicative values provided by repurchase agreement counterparties, estimated changes in fair value of the related underlying

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

MSR collateral and the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient.

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

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at December 31, 2018 and 2017.  At December 31, 2018 and 2017, the Company had cash and cash equivalents of $52.0 million and $449.8 million, respectively. The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency, were $30.0 million and $354.0 million at December 31, 2018 and 2017, respectively.  In addition, deposits in FDIC insured accounts generally exceed insured limits. (See Notes 7 and 14)

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties in connection with certain of the Company’s Swaps and/or repurchase agreements that is not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to repurchase agreement and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap and/or repurchase agreement.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its repurchase agreements and/or Swaps of $36.7 million and $14.0 million at December 31, 2018 and 2017, respectively. (See Notes 5(c), 6, 7 and 14)

(g)  Goodwill

At December 31, 2018 and 2017, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill ,which is no longer subject to amortization, is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through December 31, 2018, the Company had not recognized any impairment against its goodwill. Goodwill is included in Other assets on the Company’s consolidated balance sheets.

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
DECEMBER 31, 2018

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

(k)  Repurchase Agreements

The Company finances the holdings of a significant portion of its residential mortgage assets with repurchase agreements.  Under repurchase agreements, the Company sells securities to a lender and agrees to repurchase the same securities in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although legally structured as sale and repurchase transactions, the Company accounts for repurchase agreements as secured borrowings. Under its repurchase agreements, the Company pledges its securities as collateral to secure the borrowing, in an amount which is equal to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, the Company is required to repay the loan including any accrued interest and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional assets or cash as collateral to secure borrowings under its repurchase financing with such lender, are routinely experienced by the Company when the value of the assets pledged as collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  The Company also may make margin calls on counterparties when collateral values increase.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

Beginning in 2014, the Company has made annual grants of restricted stock units (“RSUs”) certain of which cliff vest after a three-year period, subject only to continued employment, and others of which cliff vest after a three-year period, subject to both continued employment and the achievement of certain performance criteria based on a formula tied to the Company’s achievement of average total shareholder return during that three-year period, as well as the total shareholder return (“TSR”) of the Company relative to the TSR of a group of peer companies (over the three-year period) selected by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) at the date of grant. The features in these awards related to the attainment of total shareholder return over a specified period constitute a “market condition” which impacts the amount of compensation expense recognized for these awards. Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which is recognized as compensation expense over the relevant vesting period.  The amount of compensation expense recognized is not dependent on whether the market condition was or will be achieved.

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

The Company’s comprehensive income/(loss) available to common stock and participating securities includes net income, the change in net unrealized gains/(losses) on its AFS securities and derivative hedging instruments (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of AOCI for sold AFS securities, and is reduced by dividends declared on the Company’s preferred stock and issuance costs of redeemed preferred stock.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

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

In addition, the Company has elected to treat certain of its subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business is conducted through one or more TRS, its net taxable income earned by TRS, if any, is subject to corporate income taxation. To maintain the Company’s REIT election, no more than 20% of the value of a REIT’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U. S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as a TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No net deferred tax benefit was recorded by the Company in 2018 or 2017, related to the net taxable losses in the TRS, since a valuation allowance for the full amount of the associated deferred tax asset of approximately $22.3 million was recognized as its recovery is not considered more likely than not. The related net operating loss carryforwards generated prior to 2018 will begin to expire in 2034; those generated in 2018 do not expire.

Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of December 31, 2018, 2017 or 2016. The Company filed its 2017 tax return prior to October 15, 2018. The Company’s tax returns for tax years 2015 through 2017 are open to examination.

(p)  Derivative Financial Instruments

The Company may use a variety of derivative instruments to economically hedge a portion of its exposure to market risks, including interest rate risk and prepayment risk. The objective of the Company’s risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, the Company attempts to mitigate the risk of the cost of its variable rate liabilities increasing during a period of rising interest rates. The Company’s derivative instruments are currently comprised of Swaps, the majority which are designated as cash flow hedges against the interest rate risk associated with its borrowings.

Swaps

The Company documents its risk-management policies, including objectives and strategies, as they relate to its hedging activities and the relationship between the hedging instrument and the hedged liability for all Swaps designated as hedging transactions.  The Company assesses, both at the inception of a hedge and on a quarterly basis thereafter, whether or not the hedge is “highly effective.”

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Swaps are carried on the Company’s consolidated balance sheets at fair value, in Other assets, if their fair value is positive, or in Other liabilities, if their fair value is negative. Beginning in January 2017, variation margin payments on the Company’s Swaps that have been novated to a clearing house are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as the fair value of the Swap. All of the Company’s Swaps have been novated to a central clearing house. Changes in the fair value of the Company’s Swaps designated in hedging transactions are recorded in OCI provided that the hedge remains effective.  Changes in fair value for any ineffective amount of a Swap are recognized in earnings.  The Company has not recognized any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness. Periodic payments accrued in connection with Swaps designated as hedges are included in interest expense, and are treated as an operating cash flow.

The Company discontinues hedge accounting on a prospective basis and recognizes changes in fair value through earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge is no longer appropriate. (See Notes 5(c), 7 and 14)

Changes in the fair value of the Company’s Swaps not designated in hedging transactions are recorded in Other income, net on the Company’s consolidated statements of operations.

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

In addition to the financial instruments that it is required to report at fair value, the Company has elected the fair value option for certain of its residential whole loans, Agency MBS and CRT securities at the time of acquisition. Subsequent changes in the fair value of these financial instruments are reported in Other income, net, in the Company’s consolidated statements of operations.  A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable. (See Notes 2(b), 2(c), 3, 4 and 14)

(r)  Variable Interest Entities

An entity is referred to as a VIE if it meets at least one of the following criteria:  (i) the entity has equity that is insufficient to permit the entity to finance its activities without the additional subordinated financial support of other parties; or (ii) as a group, the holders of the equity investment at risk lack (a) the power to direct the activities of an entity that most significantly impact the entity’s economic performance; (b) the obligation to absorb the expected losses; or (c) the right to receive the expected residual returns; or (iii) the holders of the equity investment at risk have disproportional voting rights and the entity’s activities are conducted on behalf of the investor that has disproportionately few voting rights.

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

The Company has entered into several financing transactions which resulted in the Company forming entities to facilitate these transactions.  In determining the accounting treatment to be applied to these transactions, the Company concluded that the entities used to facilitate these transactions are VIEs and that they should be consolidated. If the Company had determined that consolidation was not required, it would have then assessed whether the transfers of the underlying assets would qualify as sale or should be accounted for as secured financings under GAAP. (See Note 15)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The Company also includes on its consolidated balance sheets certain financial assets and liabilities that are acquired/issued by trusts and /or other special purpose entities that have been evaluated as being required to be consolidated by the Company under the applicable accounting guidance.

(s)  Offering Costs Related to Issuance and Redemption of Preferred Stock

Offering costs related to the issuance of preferred stock are recorded as a reduction in Additional paid-in capital, a component of Stockholders’ Equity, at the time such preferred stock is issued. On redemption of preferred stock, any excess of the fair value of the consideration transferred to the holders of the preferred stock over the carrying amount of the preferred stock in the Company’s consolidated balance sheets is included in the determination of Net Income Available to Common Stock and Participating Securities in the calculation of EPS.

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
DECEMBER 31, 2018

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

3.                   Residential Mortgage Securities and MSR-Related Assets

Agency and Non-Agency MBS

The Company’s MBS are comprised of Agency MBS and Non-Agency MBS which include MBS issued prior to 2008 (“Legacy Non-Agency MBS”).  These MBS are secured by:  (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”), which have interest rates that reset annually or more frequently (collectively, “ARM-MBS”); and (iii) 15 and 30 year fixed-rate mortgages for Agency MBS and, for Non-Agency MBS, 30-year and longer-term fixed-rate mortgages.  In addition, the Company’s MBS are also comprised of MBS backed by securitized re-performing/non-performing loans (“RPL/NPL MBS”), where the cash flows of the bond may not reflect the contractual cash flows of the underlying collateral. The Company’s RPL/NPL MBS are generally structured with a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements and Swaps. (See Note 7)

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.  The payment of principal and/or interest on Ginnie Mae MBS is explicitly backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have been under the conservatorship of the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities.

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

CRT Securities

CRT securities are debt obligations issued or sponsored by Fannie Mae and Freddie Mac. The payments of principal and interest on the CRT securities are paid by Fannie Mae or Freddie Mac, as the case may be, on a monthly basis and are dependent on the performance of loans in either a reference pool or an actual pool of loans. As the loans in the underlying pool are paid, the principal balance of the CRT securities is paid. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company.
The Company assesses the credit risk associated with CRT securities by assessing the current and expected future performance of the associated loan pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements. (See Note 7)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following tables present certain information about the Company’s residential mortgage securities at December 31, 2018 and 2017:
December 31, 2018

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS: (3)
Fannie Mae	$1,716,340	$65,930	$(24)	$—	$1,782,246	$1,762,032	$12,107	$(32,321)	$(20,214)
Freddie Mac	909,561	36,991	—	—	947,588	931,318	907	(17,177)	(16,270)
Ginnie Mae	4,729	87	—	—	4,816	4,863	47	—	47
Total Agency MBS	2,630,630	103,008	(24)	—	2,734,650	2,698,213	13,061	(49,498)	(36,437)
Non-Agency MBS:
Expected to Recover Par (4)(5)	1,536,485	40	(21,725)	—	1,514,800	1,527,700	20,520	(7,620)	12,900
Expected to Recover Less than Par (4)	2,002,319	—	(133,300)	(516,116)	1,352,903	1,790,599	438,465	(769)	437,696
Total Non-Agency MBS (6)	3,538,804	40	(155,025)	(516,116)	2,867,703	3,318,299	458,985	(8,389)	450,596
Total MBS	6,169,434	103,048	(155,049)	(516,116)	5,602,353	6,016,512	472,046	(57,887)	414,159
CRT securities (7)	476,744	9,321	107	—	486,172	492,821	12,545	(5,896)	6,649
Total MBS and CRT securities	$6,646,178	$112,369	$(154,942)	$(516,116)	$6,088,525	$6,509,333	$484,591	$(63,783)	$420,808

December 31, 2017

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)
Agency MBS: (3)
Fannie Mae	$2,170,974	$82,271	$(40)	$—	$2,253,205	$2,246,600	$21,736	$(28,341)	$(6,605)
Freddie Mac	561,346	21,683	—	—	584,920	571,748	1,624	(14,796)	(13,172)
Ginnie Mae	6,142	112	—	—	6,254	6,333	79	—	79
Total Agency MBS	2,738,462	104,066	(40)	—	2,844,379	2,824,681	23,439	(43,137)	(19,698)
Non-Agency MBS:
Expected to Recover Par (4)(5)	1,128,808	50	(22,737)	—	1,106,121	1,132,205	26,518	(434)	26,084
Expected to Recover Less than Par (4)	2,589,935	—	(192,588)	(593,227)	1,804,120	2,401,761	597,660	(19)	597,641
Total Non-Agency MBS (6)	3,718,743	50	(215,325)	(593,227)	2,910,241	3,533,966	624,178	(453)	623,725
Total MBS	6,457,205	104,116	(215,365)	(593,227)	5,754,620	6,358,647	647,617	(43,590)	604,027
CRT securities (7)	602,799	8,887	(3,550)	—	608,136	664,403	56,290	(23)	56,267
Total MBS and CRT securities	$7,060,004	$113,003	$(218,915)	$(593,227)	$6,362,756	$7,023,050	$703,907	$(43,613)	$660,294

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed at December 31, 2018 reflect Credit Reserve of $503.3 million and OTTI of $12.8 million. Amounts disclosed at December 31, 2017 reflect Credit Reserve of $579.0 million and OTTI of $14.2 million.

(2)	Includes principal payments receivable of $1.0 million and $1.9 million at December 31, 2018 and 2017, respectively, which are not included in the Principal/Current Face.

(3)
Amounts disclosed at December 31, 2018 include Agency MBS with a fair value of $736.5 million for which the fair value option has been elected. Such securities had no unrealized gains and gross unrealized losses of approximately $3.3 million at December 31, 2018. The Company did not have any Agency MBS for which the fair value option had been elected at December 31, 2017.

(4)	Based on management’s current estimates of future principal cash flows expected to be received.

(5)
Includes RPL/NPL MBS, which at December 31, 2018 had a $1.4 billion Principal/Current face, $1.4 billion amortized cost and $1.4 billion fair value. At December 31, 2017, RPL/NPL MBS had a $922.0 million Principal/Current face, $920.1 million amortized cost and $923.1 million fair value.

(6)	At December 31, 2018 and 2017, the Company expected to recover approximately 85% and 84%, respectively, of the then-current face amount of Non-Agency MBS.

(7)
Amounts disclosed at December 31, 2018 includes CRT securities with a fair value of $477.4 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $12.5 million and gross unrealized losses of approximately $5.6 million at December 31, 2018. Amounts disclosed at December 31, 2017 includes CRT securities with a fair value of $528.9 million for which the fair value option had been elected. Such securities had gross unrealized gains of approximately $40.5 million and gross unrealized losses of approximately $23,000 at December 31, 2017.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Sales of Residential Mortgage Securities

During 2018, the Company sold certain Agency MBS for $122.0 million, realizing losses of $6.8 million. The Company also sold certain CRT securities during 2018 for $299.9 million, realizing gains of $31.4 million. In addition, during 2018, the Company sold certain Non-Agency MBS for $117.1 million, realizing gains of $36.7 million.  During 2017, the Company sold certain Non-Agency MBS for $104.0 million, realizing gains of $39.9 million.  During 2016, the Company sold certain Non-Agency MBS for $85.6 million realizing gains of $35.8 million. The Company has no continuing involvement with any of the sold MBS.

Unrealized Losses on Residential Mortgage Securities

The following table presents information about the Company’s residential mortgage securities that were in an unrealized loss position at December 31, 2018:

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
(Dollars in Thousands)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS: (1)
Fannie Mae	$282,850	$1,215	67	$919,504	$31,106	293	$1,202,354	$32,321
Freddie Mac	608,458	3,331	15	287,637	13,846	123	896,095	17,177
Total Agency MBS	891,308	4,546	82	1,207,141	44,952	416	2,098,449	49,498
Non-Agency MBS:
Expected to Recover Par (2)	1,193,422	6,187	31	91,469	1,433	9	1,284,891	7,620
Expected to Recover Less than Par (2)	54,223	660	11	2,028	109	1	56,251	769
Total Non-Agency MBS	1,247,645	6,847	42	93,497	1,542	10	1,341,142	8,389
Total MBS	2,138,953	11,393	124	1,300,638	46,494	426	3,439,591	57,887
CRT securities (3)	167,195	5,896	41	—	—	—	167,195	5,896
Total MBS and CRT securities	$2,306,148	$17,289	165	$1,300,638	$46,494	426	$3,606,786	$63,783

(1) Amounts disclosed at December 31, 2018 include Agency MBS with a fair value of $736.5 million on which the fair value option has been elected. Such securities had unrealized losses of $3.3 million at December 31, 2018.
(2) Based on management’s current estimates of future principal cash flows expected to be received.
(3) Amounts disclosed at December 31, 2018 includes CRT securities with a fair value of $151.8 million for which the fair value option has been elected. Such securities had unrealized losses of $5.6 million at December 31, 2018.

At December 31, 2018, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency MBS were $49.5 million at December 31, 2018.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2018 any unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency MBS were $8.4 million at December 31, 2018.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The Company recognized credit-related OTTI losses through earnings related to its Non-Agency MBS of $1.3 million, $1.0 million, and $485,000 during the years ended December 31, 2018, 2017, and 2016, respectively. Non-Agency MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for these Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, year of origination, LTVs, geographic concentrations, and dialogue with market participants.  Changes in the Company’s evaluation of each of these factors impacts the cash flows expected to be collected at the OTTI assessment date. For Non-Agency MBS purchased at a discount to par that were assessed for and had no OTTI recorded this period, such cash flow estimates indicated that the amount of expected losses decreased compared to the previous OTTI assessment date. These positive cash flow changes are primarily driven by recent improvements in LTVs due to loan amortization and home price appreciation, which, in turn, positively impacts the Company’s estimates of default rates and loss severities for the underlying collateral. In addition, voluntary prepayments (i.e., loans that prepay in full with no loss) have generally trended higher relative to the Company’s assumptions for these MBS which also positively impacts the Company’s estimate of expected loss. Overall, the combination of higher voluntary prepayments and lower LTVs supports the Company’s assessment that such MBS are not other-than-temporarily impaired.

The following table presents the composition of OTTI charges recorded by the Company for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
(In Thousands)	2018	2017	2016
Total OTTI losses	$(1,259)	$(63)	$(1,255)
OTTI recognized in/(reclassified from) OCI	—	(969)	770
OTTI recognized in earnings	$(1,259)	$(1,032)	$(485)

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI. Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	For the Year Ended December 31,
(In Thousands)	2018	2017	2016
Credit loss component of OTTI at beginning of period	$38,337	$37,305	$36,820
Additions for credit related OTTI not previously recognized	1,259	63	314
Subsequent additional credit related OTTI recorded	—	969	171
Credit loss component of OTTI at end of period	$39,596	$38,337	$37,305

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
	2018		2017
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(593,227)	$(215,325)	$(694,241)	$(278,191)
Impact of RMBS Issuer settlement (2)(3)	—	(14,822)	—	—
Accretion of discount	—	70,750	—	77,513
Realized credit losses	42,246	—	49,291	—
Purchases	(2,512)	1,685	(29,810)	18,386
Sales	12,987	28,336	31,730	17,802
Net impairment losses recognized in earnings	(1,259)	—	(1,032)	—
Transfers/release of credit reserve	25,649	(25,649)	50,835	(50,835)
Balance at end of period	$(516,116)	$(155,025)	$(593,227)	$(215,325)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of approximately $2.7 million of cash proceeds (a one-time payment) received by the Company during the year ended December 31, 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by Lehman Brothers Holdings Inc.

(3)
Includes the impact of approximately $12.1 million of cash proceeds (a one-time payment) received by the Company during the year ended December 31, 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities.

MSR-Related Assets

(a) Term Notes Backed by MSR-Related Collateral

At December 31, 2018 and 2017, the Company had $538.5 million and $381.8 million, respectively of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At December 31, 2018, these term notes had an amortized cost of $538.5 million, gross unrealized losses of approximately $7,000, a weighted average yield of 5.32% and a weighted average term to maturity of 4.7 years. At December 31, 2017, these term notes had an amortized cost of $381.0 million, gross unrealized gains of $804,000, a weighted average yield of 5.80% and a weighted average term to maturity of 3.4 years.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

(b) Corporate Loans

The Company has made or participated in loans to provide financing to entities that originate residential mortgage loans and own the related MSRs. These corporate loans are secured by MSRs, as well as certain other unencumbered assets owned by the borrower.

During the year ended December 31, 2018, the Company participated in a loan where the Company committed to lend $100.0 million of which approximately $73.3 million was drawn at December 31, 2018. At December 31, 2018, the coupon paid by the borrower on the drawn amount is 5.88%, the remaining term associated with the loan is 1.7 years and the remaining commitment period on any undrawn amount is 1.7 years. During the remaining commitment period, the Company receives a commitment fee between 0.25% and 1.0% based on the undrawn amount of the loan.

In December 2016, the Company entered into a loan agreement under the terms of which it had committed to lend $130.0 million, of which approximately $111.2 million was drawn at December 31, 2017. This loan was paid in full during 2018, at which time any remaining commitment was extinguished.

For the year ended December 31, 2018, the Company recognized interest income on its corporate loans of $5.0 million including discount accretion and commitment fee income of $1.3 million. In addition, the Company recorded $136,000 of Other Income consisting of deferred commitment fees recognized upon repayment of a corporate loan during the year ended December 31, 2018. For the year ended December 31, 2017, the Company recognized interest income on its corporate loans of approximately $7.9 million including discount accretion and commitment fee income of approximately $296,000.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the years ended December 31, 2018, 2017, and 2016:

	For the Year Ended December 31,
(In Thousands)	2018	2017	2016
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$620,648	$620,403	$585,250
Unrealized loss on Agency MBS, net	(17,891)	(39,158)	(9,322)
Unrealized (loss)/gain on Non-Agency MBS, net	(131,939)	78,337	81,882
Unrealized (loss)/gain on MSR term notes, net	(812)	805	—
Reclassification adjustment for MBS sales included in net income	(51,580)	(38,707)	(36,922)
Reclassification adjustment for OTTI included in net income	(1,259)	(1,032)	(485)
Change in AOCI from AFS securities	(203,481)	245	35,153
Balance at end of period	$417,167	$620,648	$620,403

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Interest Income on Residential Mortgage Securities and MSR-Related Assets

The following table presents components of interest income on the Company’s residential mortgage securities and MSR-related assets for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
(In Thousands)	2018	2017	2016
Agency MBS
Coupon interest	$88,233	$96,678	$119,966
Effective yield adjustment (1)	(25,930)	(31,323)	(36,897)
Interest income	$62,303	$65,355	$83,069

Legacy Non-Agency MBS
Coupon interest	$109,714	$127,645	$154,057
Effective yield adjustment (2)(3)	69,309	76,005	78,443
Interest income	$179,023	$203,650	$232,500

RPL/NPL MBS
Coupon interest	$46,339	$65,957	$98,213
Effective yield adjustment (1)(4)	1,434	1,505	2,108
Interest income	$47,773	$67,462	$100,321

CRT securities
Coupon interest	$30,628	$27,706	$13,023
Effective yield adjustment (2)	2,748	4,009	1,747
Interest income	$33,376	$31,715	$14,770

MSR-related assets
Coupon interest	$27,176	$24,534	$2,090
Effective yield adjustment (1)	1,244	296	10
Interest income	$28,420	$24,830	$2,100

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

(3)
Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously been purchased at a discount of $2.7 million, $1.7 million and $7,000 during the years ended December 31, 2018, 2017 and 2016, respectively.

(4)
Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously been purchased at a discount of $1.4 million, $1.2 million and $1.6 million during the years ended December 31, 2018, 2017 and 2016, respectively.

4. Residential Whole Loans

Included on the Company’s consolidated balance sheets as of December 31, 2018 and 2017 are approximately $4.7 billion and $2.2 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Residential Whole Loans, at Carrying Value

The following table presents the components of the Company’s Residential whole loans, at carrying value at December 31, 2018 and 2017:

(Dollars In Thousands)	December 31, 2018	December 31, 2017
Purchased performing loans:
Non-QM loans	$1,354,774	$55,612
Rehabilitation loans	494,576	56,706
Single-family rental loans	145,327	5,319
Seasoned performing loans	224,051	—
Total purchased performing loans	2,218,728	117,637
Purchased credit impaired loans	797,987	790,879
Total Residential whole loans, at carrying value	$3,016,715	908,516

Number of loans	11,149	4,792

The following table presents components of interest income on the Company’s Residential whole loans, at carrying value for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
(In Thousands)	2018	2017	2016
Purchased performing loans:
Non-QM loans	$31,036	$84	$—
Rehabilitation loans	15,975	431	—
Single-family rental loans	3,315	15	—
Seasoned performing loans	5,818	—	—
Total purchased performing loans	56,144	530	—
Purchased credit impaired loans	44,777	35,657	23,916
Residential whole loans, at carrying value	$100,921	$36,187	$23,916

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table presents additional information regarding the Company’s Residential whole loans, at carrying value at December 31, 2018:

December 31, 2018

	Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Aging by UPB
							Past Due Days
(Dollars In Thousands)						Current	30-59	60-89	90+
Purchased performing loans: (3)
Non-QM loans	$1,338,360	$1,293,805	6.19%	361	66%	$1,271,410	$14,535	$4,802	$3,058
Rehabilitation loans	494,576	494,576	7.39	9	65	465,033	18,353	6,451	4,739
Single-family rental loans	145,327	144,972	5.92	355	70	143,226	1,225	—	521
Seasoned performing loans	224,051	242,539	4.25	191	47	233,105	6,439	1,618	1,377
Purchased credit impaired loans	797,987	1,002,261	4.38	302	86	N/A	N/A	N/A	N/A
Residential whole loans, at carrying value, total or weighted average	$3,000,301	$3,178,153	5.68%	275

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
(2) LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $79.0 million, an after repaired valuation was not obtained and the loan was underwritten based on an“as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 67%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.
(3) Excluded from the table above are approximately $16.4 million of purchased performing loans held at carrying value for which the closing of the purchase transaction had not occurred as of December 31, 2018.

Purchased Performing Loans

As of December 31, 2018, there were 28 loans held at carrying value, that have been placed on non-accrual status as they are more than 90 days delinquent and had not yet become current with respect to the contractually required payments under the loan. Such loans have an unpaid balance of approximately $9.7 million. These non-accrual loans represent approximately 0.2% of the total outstanding principal balance of all of the Company’s Purchased Performing Loans. Management has assessed the recoverability of these loans and based on estimates of the value of the underlying collateral, no allowance for loan loss reserves has been recorded as of December 31, 2018.

In connection with purchased Rehabilitation loans, the Company has unfunded commitments of $49.8 million.

Purchased Credit Impaired Loans

As of December 31, 2018 and 2017, the Company had established an allowance for loan losses of approximately $968,000 and $330,000, respectively, on its purchased credit impaired loans held at carrying value. For the year ended December 31, 2018, a provision for loan losses of approximately $638,000 was recorded, and for the years ended December 31, 2017 and 2016, a net reversal of provisions for loan losses of approximately $660,000 and $175,000 was recorded, which is included in Operating and Other expense on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table presents the activity in the Company’s allowance for loan losses on its purchased credit impaired loans held at carrying value for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
(In Thousands)	2018	2017	2016
Balance at the beginning of period	$330	$990	$1,165
Provisions/(reversal of provisions) for loan losses	638	(660)	(175)
Balance at the end of period	$968	$330	$990

The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the purchased credit impaired loans held at carrying value acquired by the Company for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
(In Thousands)	2018	2017
Contractually required principal and interest	$154,911	$534,112
Contractual cash flows not expected to be collected (non-accretable yield)	(15,378)	(129,547)
Expected cash flows to be collected	139,533	404,565
Interest component of expected cash flows (accretable yield)	(41,947)	(137,378)
Fair value at the date of acquisition	$97,586	$267,187

The following table presents accretable yield activity for the Company’s purchased credit impaired loans held at carrying value for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
(In Thousands)	2018	2017
Balance at beginning of period	$421,872	$334,379
Additions	41,947	137,378
Accretion	(44,777)	(35,657)
Liquidations and other	(35,156)	(16,356)
Reclassifications from non-accretable difference, net	31,443	2,128
Balance at end of period	$415,329	$421,872

Accretable yield for purchased credit impaired residential whole loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represent the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from non-accretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and non-accretable yield and the accretion of interest income are based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded during the year ended December 31, 2018 is not necessarily indicative of future results.

Residential Whole Loans at Fair Value

Certain of the Company’s residential whole loans are presented at fair value on its consolidated balance sheets as a result of a fair value election made at time of acquisition. Subsequent changes in fair value are reported in current period earnings and presented in Net gain on residential whole loans measured at fair value through earnings on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table presents information regarding the Company’s residential whole loans held at fair value at December 31, 2018 and 2017:

(Dollars in Thousands)	December 31, 2018 (1)	December 31, 2017
Less than 60 Days Past Due:
Outstanding principal balance	$610,290	$488,600
Aggregate fair value	$561,770	$446,616
Weighted Average LTV Ratio (2)	76.18%	74.98%
Number of loans	2,898	2,323

60 Days to 89 Days Past Due:
Outstanding principal balance	$63,938	$45,955
Aggregate fair value	$54,947	$37,927
Weighted Average LTV Ratio (2)	82.86%	89.25%
Number of loans	285	207

90 Days or More Past Due:
Outstanding principal balance	$970,758	$1,027,818
Aggregate fair value	$854,545	$840,572
Weighted Average LTV Ratio (2)	90.24%	94.50%
Number of loans	3,531	3,984
Total Residential whole loans, at fair value	$1,471,262	$1,325,115

(1)	Excluded from the table above are approximately $194.7 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of December 31, 2018.

(2)
LTV represents the ratio of the total unpaid principal balance of the loan, to the estimated value of the collateral securing the related loan. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the components of Net gain on residential whole loans measured at fair value through earnings for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
(In Thousands)	2018	2017	2016
Coupon payments and other income received (1)	$70,515	$41,399	$23,017
Net unrealized gains	36,725	33,617	31,254
Net gain on payoff/liquidation of loans	11,087	4,958	5,413
Net gain on transfers to REO	19,292	10,071	2,921
Total	$137,619	$90,045	$62,605

(1) Primarily includes recovery of delinquent interest upon the liquidation of non-performing loans, recurring coupon interest payments received on mortgage loans that are contractually current, and cash payments received from private mortgage insurance on liquidated loans.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

5.    Other Assets

The following table presents the components of the Company’s Other assets at December 31, 2018 and 2017:

(In Thousands)	December 31, 2018	December 31, 2017
Securities obtained and pledged as collateral, at fair value	$—	$504,062
REO	249,413	152,356
MBS and loan related receivables	127,154	54,640
Other interest earning assets	92,022	—
Goodwill	7,189	7,189
Other	52,007	23,983
Total Other Assets	$527,785	$742,230

(a) Securities Obtained and Pledged as Collateral/Obligation to Return Securities Obtained as Collateral

In connection with its financing strategy for Non-Agency MBS, in prior periods the Company obtained securities as collateral under collateralized financing arrangements.  Securities obtained as collateral in connection with these transactions are recorded at fair value, with a liability, representing the obligation to return the collateral obtained, recorded in Other liabilities.  While beneficial ownership of securities obtained remains with the counterparty, the Company had the right to transfer the collateral obtained or to pledge it as part of a subsequent collateralized financing transaction. During the year ended December 31, 2018, these financing arrangements were unwound and the related securities obtained as collateral were returned to the counterparty.

(b) Real Estate Owned

During the years ended December 31, 2018 and 2017, the Company reclassified 1,078 and 698 mortgage loans, respectively to REO at an aggregate estimated fair value less estimated selling costs of $215.0 million and $136.7 million, respectively, at the time of transfer. Such transfers occur when the Company takes possession of the property by foreclosing on the borrower or completes a “deed-in-lieu of foreclosure” transaction. From time to time, the Company also acquires REO in connection with transactions to acquire residential whole loans.

At December 31, 2018, $242.0 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $49.0 million of residential whole loans held at carrying value and $720.1 million of residential whole loans held at fair value at December 31, 2018.

During the year ended December 31, 2018, the Company sold 705 REO properties for consideration of $123.2 million, realizing net gains of approximately $7.7 million. During the year ended December 31, 2017, the Company sold 517 REO properties for consideration of $78.4 million, realizing net gains of approximately $4.5 million. During the year ended December 31, 2016, the Company sold 256 REO properties for consideration of $37.9 million, realizing net gains of approximately $3.2 million. These amounts are included in Other Income, net on the Company’s consolidated statements of operations. In addition, following an updated assessment of liquidation amounts expected to be realized that was performed on all REO held at the end of each quarter during the years ended December 31, 2018 and 2017, an aggregate downward adjustment of approximately $15.9 million and $11.0 million was recorded to reflect certain REO properties at the lower of cost or estimated fair value as of December 31, 2018 and 2017, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table presents the activity in the Company’s REO for the years ended December 31, 2018 and 2017:

	For the Year Ended December 31,
(Dollars In Thousands)	2018	2017
Balance at beginning of period	$152,356	$80,503
Adjustments to record at lower of cost or fair value	(15,929)	(11,018)
Transfer from residential whole loans (1)	215,038	136,734
Purchases and capital improvements	13,367	19,801
Disposals	(115,419)	(73,664)
Balance at end of period	$249,413	$152,356

Number of properties	1,093	709

(1)  Includes net gain recorded on transfer of approximately $19.6 million and $10.2 million, respectively, for the years ended December 31, 2018 and 2017.

(c) Derivative Instruments

The Company’s derivative instruments are currently comprised of Swaps, the majority of which are designated as cash flow hedges against the interest rate risk associated with its borrowings. In addition, in connection with managing risks associated with purchases of longer duration Agency MBS, the Company has also entered into Swaps that are not designated as hedges for accounting purposes. The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at December 31, 2018 and 2017:

			December 31,
			2018		2017
Derivative Instrument (1)	Designation	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Swaps	Hedging	Other assets	$1,900,000	$—	$750,000	$—
Swaps	Hedging	Other liabilities	$722,000	$—	$1,800,000	$—
Swaps	Non-Hedging	Other liabilities	$595,000	$—	$—	$—

(1) Represents Swaps executed bilaterally with a counterparty in the over-the-counter market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties.

Swaps

The following table presents the assets pledged as collateral against the Company’s Swap contracts at December 31, 2018 and 2017:

	December 31,
(In Thousands)	2018	2017
Agency MBS, at fair value	$2,735	$21,756
Restricted cash	30,068	7,084
Total assets pledged against Swaps	$32,803	$28,840

Swaps designated as hedges, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or fail to have terms that match those of the derivatives that hedge such borrowings.  At

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

December 31, 2018, all of the Company’s derivatives that were designated in a hedging relationship were deemed effective for hedging purposes.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. The Company did not recognize any change in the value of its existing Swaps designated as hedges through earnings as a result of hedge ineffectiveness during any of the three years ended December 31, 2018.

At December 31, 2018, the Company had Swaps with an aggregate notional amount of $3.2 billion and extended 32 months on average with a maximum term of approximately 120 months.

The following table presents information about the Company’s Swaps at December 31, 2018 and 2017:

	December 31, 2018			December 31, 2017
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$—	—%	—%
Over 30 days to 3 months	100,000	1.71	2.50	—	—	—
Over 3 months to 6 months	100,000	1.71	2.50	50,000	1.45	1.56
Over 6 months to 12 months	—	—	—	500,000	1.50	1.46
Over 12 months to 24 months	1,630,000	2.27	2.50	200,000	1.71	1.54
Over 24 months to 36 months	822,000	2.57	2.64	1,500,000	2.22	1.51
Over 36 months to 48 months	—	—	—	200,000	2.20	1.53
Over 48 months to 60 months	395,000	2.88	2.63	—	—	—
Over 60 months to 72 months	—	—	—	100,000	2.75	1.50
Over 72 months to 84 months	—	—	—	—	—	—
Over 84 months	170,000	3.00	2.66	—	—	—
Total Swaps	$3,217,000	2.42%	2.56%	$2,550,000	2.04%	1.50%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s derivative hedging instruments on its interest expense and the weighted average interest rate paid and received for such Swaps for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
(Dollars in Thousands)	2018	2017	2016
Interest expense attributable to Swaps	$3,780	$24,524	$40,898
Weighted average Swap rate paid	2.12%	1.98%	1.82%
Weighted average Swap rate received	1.96%	1.07%	0.48%

During the year ended December 31, 2018, the Company recorded net losses on Swaps not designated in hedging relationships of $9.6 million. This amount is included in Other income, net on the Company’s consolidated statements of operations. All of the Company’s Swaps were designated in hedging relationships during the years ended December 31, 2017 and 2016.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
(In Thousands)	2018	2017	2016
AOCI from derivative hedging instruments:
Balance at beginning of period	$(11,424)	$(46,721)	$(69,399)
Net gain on Swaps	14,545	35,297	22,678
Balance at end of period	$3,121	$(11,424)	$(46,721)

6.      Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and bear interest that is generally LIBOR-based.  (See Notes 2(k) and 7)  At December 31, 2018, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 31 days and an effective repricing period of 8 months, including the impact of related Swaps.  At December 31, 2017, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 16 days and an effective repricing period of 11 months, including the impact of related Swaps.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at December 31, 2018 and 2017:

(Dollars in Thousands)	December 31, 2018	December 31, 2017
Repurchase agreement borrowings secured by Agency MBS	$2,384,357	$2,501,340
Fair value of Agency MBS pledged as collateral under repurchase agreements	$2,572,597	$2,705,754
Weighted average haircut on Agency MBS (1)	4.60%	4.65%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS	$1,447,585	$1,256,033
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements	$1,817,650	$1,652,983
Weighted average haircut on Legacy Non-Agency MBS (1)	21.38%	21.87%
Repurchase agreement borrowings secured by RPL/NPL MBS	$1,084,532	$567,140
Fair value of RPL/NPL MBS pledged as collateral under repurchase agreements	$1,377,250	$726,540
Weighted average haircut on RPL/NPL MBS (1)	21.31%	22.05%
Repurchase agreements secured by U.S. Treasuries	$—	$470,334
Fair value of U.S. Treasuries pledged as collateral under repurchase agreements	$—	$472,095
Weighted average haircut on U.S. Treasuries (1)	—%	1.47%
Repurchase agreements secured by CRT securities	$391,586	$459,058
Fair value of CRT securities pledged as collateral under repurchase agreements	$480,315	$595,900
Weighted average haircut on CRT securities (1)	20.01%	22.16%
Repurchase agreements secured by residential whole loans (2)	$2,020,508	$1,043,747
Fair value of residential whole loans pledged as collateral under repurchase agreements (3)(4)	$2,441,931	$1,474,704
Weighted average haircut on residential whole loans (1)	16.55%	26.10%
Repurchase agreements secured by MSR-related assets	$474,127	$317,255
Fair value of MSR-related assets pledged as collateral under repurchase agreements	$611,807	$482,158
Weighted average haircut on MSR-related assets (1)	21.88%	33.19%
Repurchase agreements secured by other interest-earning assets	$76,419	$—
Fair value of other interest-earning assets pledged as collateral under repurchase agreements	$81,494	$—
Weighted average haircut on other interest-earning assets (1)	21.15%	—%

(1)  Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.
(2) Excludes $27,000 and $206,000 of unamortized debt issuance costs at December 31, 2018 and 2017, respectively.
(3) At December 31, 2018 includes Non-Agency MBS with an aggregate fair value of $27.0 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation.
(4) At December 31, 2018 and 2017, includes residential whole loans held at carrying value with an aggregate fair value of $1.7 billion and $478.5 million and aggregate amortized cost of $1.6 billion and $448.7 million, respectively and residential whole loans held at fair value with an aggregate fair value and amortized cost of $738.6 million and $996.2 million, respectively.

In addition, the Company had cash pledged as collateral in connection with it’s repurchase agreements of $6.7 million and $6.9 million at December 31, 2018 and 2017, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
Time Until Interest Rate Reset	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$6,747,166	3.35%	$6,161,008	2.39%
Over 30 days to 3 months	368,857	3.10	453,899	2.76
Over 3 months to 12 months	763,091	4.18	—	—
Total repurchase agreements	$7,879,114	3.42%	$6,614,907	2.42%
Less debt issuance costs	27		206
Total repurchase agreements less debt issuance costs	$7,879,087		$6,614,701

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements, all of which are accounted for as secured borrowings, at December 31, 2018 and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	December 31, 2018
Contractual Maturity	Overnight	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 months	Total
(Dollars in Thousands)
Agency MBS	$—	$2,152,612	$231,745	$—	$—	$2,384,357
Legacy Non-Agency MBS	—	1,402,625	44,960	—	—	1,447,585
RPL/NPL MBS	—	1,081,192	3,340	—	—	1,084,532
CRT securities	—	385,597	5,989	—	—	391,586
Residential whole loans	—	911,445	198,665	910,398	—	2,020,508
MSR-related assets	—	342,227	131,900	—	—	474,127
Other	—	5,850	—	70,569	—	76,419
Total (1)	$—	$6,281,548	$616,599	$980,967	$—	$7,879,114

Weighted Average Interest Rate	—%	3.31%	3.41%	4.18%	—%	3.42%

(1)	Excludes $27,000 of unamortized debt issuance costs at December 31, 2018.

Undrawn Financing Commitment

In connection with the financing of MSR-related assets, the Company has obtained a financing commitment of up to $75.0 million, of which $55.0 million was utilized and was outstanding as of December 31, 2018. The Company pays a commitment fee ranging from 0.125% to 0.5% of the undrawn amount, depending on the amount of financing utilized.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The Company had repurchase agreement borrowings with 26 and 31 counterparties at December 31, 2018 and 2017, respectively.  The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2018:

	December 31, 2018
Counterparty	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
(Dollars in Thousands)
Goldman Sachs (3)	BBB+/A3/A	$319,685	1	9.4%
RBC (4)	AA-/Aa2/AA	251,802	1	7.4
Wells Fargo (5)	A+/Aa2/AA-	188,901	2	5.5
Barclay's Bank	BBB/Aa3/A	174,998	4	5.1

(1)	As rated at December 31, 2018 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

(3)	Includes $190.4 million at risk with Goldman Sachs Bank USA and $129.3 million at risk with Goldman Sachs Lending Partners.

(4)	Includes $248.4 million at risk with RBC Barbados and $3.4 million at risk with RBC New York. Counterparty ratings are not published for RBC Barbados and RBS Capital Market LLC.

(5)	Includes $187.6 million at risk with Wells Fargo Bank, NA and $1.3 million at risk with Wells Fargo Securities LLC.

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

The Company’s assets pledged as collateral are described in Notes 2(f) - Restricted Cash, 5(c) - Derivative Instruments and 6 - Repurchase Agreements. The total fair value of assets pledged as collateral with respect to the Company’s borrowings under repurchase agreements and derivative hedging instruments was $9.4 billion and $8.1 billion at December 31, 2018 and 2017, respectively. An aggregate of $33.1 million and $19.6 million of accrued interest on those assets had also been pledged as of December 31, 2018 and 2017, respectively. In addition, at December 31, 2017, $688.1 million of Legacy Non-Agency MBS were pledged as collateral and $504.1 million of U.S. Treasury securities were held as collateral in connection with contemporaneous repurchase and reverse repurchase agreements entered into with a single counterparty.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

8.      Offsetting Assets and Liabilities

Certain of the Company’s repurchase agreement and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction. In the Company’s consolidated balance sheets, all balances associated with repurchase agreements are presented on a gross basis.

The fair value of financial instruments pledged against the Company’s repurchase agreements was $9.4 billion and $8.1 billion at December 31, 2018 and 2017, respectively. Beginning in January 2017, variation margin payments on the Company’s cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap. The fair value of financial instruments pledged against the Company’s Swaps was $2.7 million and $21.8 million at December 31, 2018 and 2017, respectively. In addition, cash that has been pledged as collateral against repurchase agreements and Swaps is reported as Restricted cash on the Company’s consolidated balance sheets. (See Notes 2(f), 5(c) and 6)

9. Other Liabilities

The following table presents the components of the Company’s Other liabilities at December 31, 2018 and 2017:

(In Thousands)	December 31, 2018	December 31, 2017
Securitized debt (1)	$684,420	$363,944
Obligation to return securities held as collateral, at fair value	—	504,062
Senior Notes	96,816	96,773
Dividends and dividend equivalents payable	90,198	79,771
Accrued interest payable	16,280	12,263
Payable for unsettled residential whole loans purchases	211,129	—
Accrued expenses and other	26,296	21,584
Total Other Liabilities	$1,125,139	$1,078,397

(1)
Securitized debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated in consolidation. The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company. (See Notes 10 and 15 for further discussion.)

Senior Notes

On April 11, 2012, the Company issued $100.0 million in aggregate principal amount of its Senior Notes in an underwritten public offering.  The total net proceeds to the Company from the offering of the Senior Notes were approximately $96.6 million, after deducting offering expenses and the underwriting discount.  The Senior Notes bear interest at a fixed rate of 8.00% per year, paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year and will mature on April 15, 2042. The Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 8.31%. The Company may redeem the Senior Notes, in whole or in part, at any time, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest to, but not excluding, the redemption date.

The Senior Notes are the Company’s senior unsecured obligations and are subordinate to all of the Company’s secured indebtedness, which includes the Company’s repurchase agreements and other financing arrangements, to the extent of the value of the collateral securing such indebtedness.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

10.    Commitments and Contingencies

(a) Lease Commitments

The Company currently pays monthly rent pursuant to two office leases.  In November 2018, the Company amended the lease for its corporate headquarters in New York, New York, under the same terms and conditions, to extend the expiration date for the lease by up to one year, through June 30, 2021. For the year ended December 31, 2018, the Company recorded an expense of approximately $2.7 million in connection with lease rental for its current corporate headquarters. In addition, as part of this lease agreement, the Company has provided the landlord a $785,000 irrevocable standby letter of credit fully collateralized by cash.  The letter of credit may be drawn upon by the landlord in the event that the Company defaults under certain terms of the lease.  In addition, the Company has a lease through December 31, 2021 for its off-site back-up facility located in Rockville Centre, New York, which provides for, among other things, lease payments totaling $32,000, annually.

In addition, in November 2018, the Company executed a lease agreement on new office space in New York, New York. The Company plans to relocate its corporate headquarters to this new office space upon the substantial completion of the building. The changes and growth the Company has experienced over the past several years has resulted in an increase in its space requirements in the ten year period since its previous office lease was entered into. Accordingly, the new lease is for approximately 50% more space than the Company’s current corporate headquarters. The lease term specified in the agreement is fifteen years with an option to renew for an additional five years. The Company’s current estimate of annual lease rental expense under the new lease, excluding escalation charges which at this point are unknown, is approximately $4.6 million. The Company currently expects to relocate to the space in the fourth fiscal quarter of 2020, but this timing as well as when it is required to begin making payments and recognize rental and other expenses under new lease, is dependent on when the building is actually available for use.

The Company recognized lease expense of $2.7 million, $2.7 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in Other general and administrative expense within the consolidated statements of operations.  At December 31, 2018, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments (1)
(In Thousands)
2019	$2,553
2020	2,553
2021	1,292
2022	—
2023	—
Thereafter	—
Total	$6,398

(1) Table excludes amounts related to the lease agreement for new office space discussed above as the Company is not contractually obligated to make rental payments until fourteen months after a temporary certificate of occupancy is delivered to the landlord, which is currently expected to occur on or before October 2020.

(b) Representations and Warranties in Connection with Loan Securitization Transactions

In connection with the loan securitization transactions entered into by the Company the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles upon breach of certain representations and warranties. As of December 31, 2018, the Company had no reserve established for repurchases of loans and was not aware of any material unsettled repurchase claims that would require the establishment of such a reserve. (See Note 15)

(c) Corporate Loan

The Company has participated in a loan to provide financing to an entity that originates loans and owns MSRs, as well as certain other unencumbered assets owned by the borrower. Under the terms of the participation agreement, the Company has committed to lend $100.0 million of which approximately $73.3 million was drawn at December 31, 2018. (See Note 3)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

(d) Rehabilitation Loan Commitments

At December 31, 2018, the Company had unfunded commitments of $49.8 million in connection with its purchased Rehabilitation loans. (See Note 4)

(e) Residential Whole Loan Purchase Commitments

At December 31, 2018, the Company has agreed, subject to the completion of due diligence and customary closing conditions, to purchase residential whole loans with an aggregate estimated purchase price of $211.1 million, of which $194.7 million is presented in residential whole loans held at fair value and $16.4 million in other loans held at carrying value with a corresponding liability recorded in Other liabilities and included in Payable for unsettled residential whole loan purchases.

11.    Stockholders’ Equity

(a) Preferred Stock

On April 15, 2013, the Company completed the issuance of 8.0 million shares of its 7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”) with a par value of $0.01 per share, and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. The Company’s Series B Preferred Stock is entitled to receive a dividend at a rate of 7.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up. Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared) exclusively at the Company’s option.
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
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2016 through December 31, 2018:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2018	November 26, 2018	December 7, 2018	December 28, 2018	$0.46875
	August 20, 2018	September 7, 2018	September 28, 2018	0.46875
	May 17, 2018	June 4, 2018	June 29, 2018	0.46875
	February 20, 2018	March 2, 2018	March 30, 2018	0.46875

2017	November 17, 2017	December 1, 2017	December 29, 2017	$0.46875
	August 10, 2017	September 1, 2017	September 29, 2017	0.46875
	May 16, 2017	June 2, 2017	June 30, 2017	0.46875
	February 17, 2017	March 6, 2017	March 31, 2017	0.46875

2016	November 22, 2016	December 6, 2016	December 30, 2016	$0.46875
	August 12, 2016	September 2, 2016	September 30, 2016	0.46875
	May 18, 2016	June 3, 2016	June 30, 2016	0.46875
	February 12, 2016	February 29, 2016	March 31, 2016	0.46875

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

(b)  Dividends on Common Stock
The following table presents cash dividends declared by the Company on its common stock from January 1, 2016 through December 31, 2018:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2018	December 12, 2018	December 28, 2018	January 31, 2019	$0.20	(1)
	September 13, 2018	October 1, 2018	October 31, 2018	0.20
	June 7, 2018	June 29, 2018	July 31, 2018	0.20
	March 7, 2018	March 29, 2018	April 30, 2018	0.20

2017	December 13, 2017	December 28, 2017	January 31, 2018	$0.20
	September 14, 2017	September 28, 2017	October 31, 2017	0.20
	June 12, 2017	June 29, 2017	July 28, 2017	0.20
	March 8, 2017	March 29, 2017	April 28, 2017	0.20

2016	December 14, 2016	December 28, 2016	January 31, 2017	$0.20
	September 15, 2016	September 28, 2016	October 31, 2016	0.20
	June 14, 2016	June 28, 2016	July 29, 2016	0.20
	March 11, 2016	March 28, 2016	April 29, 2016	0.20

(1)  At December 31, 2018, the Company had accrued dividends and dividend equivalents payable of $90.2 million related to the common stock dividend declared on December 12, 2018.

In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes.  However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the years ended December 31, 2018, 2017 and 2016, the portions of the Company’s common stock dividends that were deemed to be capital gains were $0.1290, $0.0831 and $0.0361 per share of common stock, respectively.

(c) Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through public offerings during the years ended December 31, 2018 and 2017.

Share Issue Date	Shares Issued		Gross Proceeds Per Share	Gross Proceeds
(In Thousands, Except Per Share Amounts)
August 7, 2018	50,875	(1)	$7.78	$395,807	(1)
May 10, 2017	23,000		$7.85	$180,550	(2)

(1) Includes approximately 875,000 shares issued on September 5, 2018 pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company incurred approximately $6.4 million of underwriting discounts and related expenses in connection with this equity offering.
(2) The Company incurred approximately $2.3 million of underwriting discounts and related expenses in connection with this equity offering.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

(d) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 16, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At December 31, 2018, approximately 11.8 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the years ended December 31, 2018, 2017 and 2016, the Company issued 379,903, 2,293,192 and 653,793 shares of common stock through the DRSPP, raising net proceeds of approximately $2.8 million, $18.5 million and $1.2 million, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2018, the Company issued 34,055,880 shares pursuant to the DRSPP, raising net proceeds of $284.2 million.

(e)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock. The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the three years ended December 31, 2018. At December 31, 2018, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

(f)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018			2017			2016
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Total AOCI
Balance at beginning of period	$620,648	$(11,424)	$609,224	$620,403	$(46,721)	$573,682	$585,250	$(69,399)	$515,851
OCI before reclassifications	(150,642)	14,545	(136,097)	39,984	35,297	75,281	72,560	22,678	95,238
Amounts reclassified from AOCI (1)	(52,839)	—	(52,839)	(39,739)	—	(39,739)	(37,407)	—	(37,407)
Net OCI during period (2)	(203,481)	14,545	(188,936)	245	35,297	35,542	35,153	22,678	57,831
Balance at end of period	$417,167	$3,121	$420,288	$620,648	$(11,424)	$609,224	$620,403	$(46,721)	$573,682

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the years ended December 31, 2018, 2017, and 2016:

	For the Year Ended December 31,
	2018	2017	2016
Details about AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(51,580)	$(38,707)	$(36,922)	Net realized gain on sales of residential mortgage securities
OTTI recognized in earnings	(1,259)	(1,032)	(485)	Other, net
Total AFS Securities	$(52,839)	$(39,739)	$(37,407)
Total reclassifications for period	$(52,839)	$(39,739)	$(37,407)

On securities for which OTTI had been recognized in prior periods, the Company had $224,000 unrealized losses recorded in AOCI at December 31, 2018 and did not have any unrealized losses recorded in AOCI at December 31, 2017.

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2018	2017	2016
Numerator:
Net income	$301,801	$322,393	$312,668
Dividends declared on preferred stock	(15,000)	(15,000)	(15,000)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(1,864)	(1,708)	(1,628)
Net income to common stockholders - basic and diluted	$284,937	$305,685	$296,040

Denominator:
Weighted average common shares for basic and diluted earnings per share (1)	418,934	388,357	371,122
Basic and diluted earnings per share	$0.68	$0.79	$0.80
(1) At December 31, 2018, the Company had approximately 2.1 million equity instruments outstanding that were not included in the calculation of diluted EPS for the year ended December 31, 2018, as their inclusion would have been anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $6.78.  These equity instruments may have a dilutive impact on future EPS.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

 Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count towards this limit.  At December 31, 2018, approximately 5.2 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1.5 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee of the Board (the “Compensation Committee”) at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of December 31, 2018 are designated to be settled in shares of the Company’s common stock.  All RSUs outstanding at December 31, 2018 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled. At December 31, 2018 and 2017, the Company had unrecognized compensation expense of $5.2 million and $4.1 million, respectively, related to RSUs.   The unrecognized compensation expense at December 31, 2018 is expected to be recognized over a weighted average period of 1.7 years.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table presents information with respect to the Company’s RSUs during the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31, 2018
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	1,025,028	$7.67	1,021,250	$5.80	2,046,278	$6.73
Granted (1)	428,802	7.65	415,000	6.91	843,802	7.29
Settled	(237,384)	8.17	(275,000)	5.73	(512,384)	6.86
Cancelled/forfeited	(10,000)	7.23	(10,000)	5.64	(20,000)	6.44
Outstanding at end of year	1,206,446	$7.57	1,151,250	$6.21	2,357,696	$6.90
RSUs vested but not settled at end of year	708,946	$7.47	290,000	$4.81	998,946	$6.70
RSUs unvested at end of year	497,500	$7.71	861,250	$6.69	1,358,750	$7.06

	For the Year Ended December 31, 2017
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	1,194,299	$7.38	863,800	$5.45	2,058,099	$6.57
Granted (2)	447,695	7.96	451,250	6.48	898,945	7.22
Settled	(616,966)	7.32	(293,800)	5.83	(910,766)	6.84
Cancelled/forfeited	—	—	—	—	—	—
Outstanding at end of year	1,025,028	$7.67	1,021,250	$5.80	2,046,278	$6.73
RSUs vested but not settled at end of year	586,419	$7.98	275,000	$5.73	861,419	$7.26
RSUs unvested at end of year	438,609	$7.25	746,250	$5.82	1,184,859	$6.35

	For the Year Ended December 31, 2016
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	1,138,930	$7.71	736,800	$5.66	1,875,730	$6.90
Granted (3)	420,695	6.81	307,500	4.81	728,195	5.96
Settled	(360,326)	7.75	(175,500)	5.21	(535,826)	6.92
Cancelled/forfeited	(5,000)	7.32	(5,000)	5.27	(10,000)	6.29
Outstanding at end of year	1,194,299	$7.38	863,800	$5.45	2,058,099	$6.57
RSUs vested but not settled at end of year	617,518	$7.45	293,800	$5.83	911,318	$6.93
RSUs unvested at end of year	576,781	$7.30	570,000	$5.25	1,146,781	$6.28

(1) The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs.  In determining the fair value for 692,500 of these awards granted in 2018, the Company applied:  (i) a weighted average volatility estimate of approximately 17%, which was determined considering historic volatility in the price of the Company’s and its peer group companies’ common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 2.36% based on the continuously compounded

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards.  The weighted average grant date fair value for the remaining 151,302 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $7.70. There are no post vesting conditions on these awards.
(2) The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs.  In determining the fair value for 758,750 of these awards granted in 2017, the Company applied:  (i) a weighted average volatility estimate of approximately 15%, which was determined considering historic volatility in the price of Company’s and its peer group companies’ common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 1.46% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards. The weighted average grant date fair value for the remaining 140,195 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $8.31. There are no post vesting conditions on these awards.
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

Restricted Stock

At December 31, 2018 and 2017, the Company did not have any unvested shares of restricted common stock outstanding. The total fair value of restricted shares vested during the years ended December 31, 2018, 2017 and 2016 was approximately $3.0 million, $2.0 million and $4.3 million, respectively.

The following table presents information with respect to the Company’s restricted stock for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018		2017		2016
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of year:	—	$—	28,968	$7.12	110,920	$7.41
Granted	450,193	6.74	214,859	8.06	487,216	7.66
Vested (2)	(450,193)	6.74	(243,827)	7.95	(567,851)	7.64
Cancelled/forfeited	—	—	—	—	(1,317)	7.12
Outstanding at end of year	—	$—	—	$—	28,968	$7.12

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.
(2) All restrictions associated with restricted stock are removed on vesting.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock. Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights that have been granted as a separate instrument are charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company did not make any payments in respect of such instruments during the years ended December 31, 2018 and 2017 and made payments of approximately $5,000 during the year ended December 31, 2016.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table presents information about the Company’s dividend equivalents rights awarded as separate instruments at and for the year ended December 31, 2016. No such awards were granted during 2018 and 2017:

For the Year Ended December 31, 2016
Number of Dividend Equivalent Rights
Outstanding at beginning of year:	8,215
Granted	—
Cancelled, forfeited or expired	(8,215)
Outstanding at end of year	—

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

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
(In Thousands)	2018	2017	2016
RSUs (1)	$4,974	$6,098	$4,792
Restricted shares of common stock	3,033	1,935	4,326
Dividend equivalent rights	—	—	44
Total	$8,007	$8,033	$9,162

(1) Equity-based compensation for the year ended December 31, 2017 includes a one-time expense of approximately $900,000 for the accelerated vesting of certain time-based equity awards arising from the death of the Company’s former Chief Executive Officer.

(b)  Employment Agreements

At December 31, 2018, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
(In Thousands)	2018	2017	2016
Non-employee directors	$(165)	$171	$231
Total	$(165)	$171	$231

The Company distributed cash of $123,700 to the participants of the Deferred Plans during the year ended December 31, 2018. The Company did not distribute cash to the participants of the Deferred Plans during the year ended December 31, 2017. The Company distributed cash of $122,000 to the participants of the Deferred Plans during the year ended December 31, 2016.  The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2018 and 2017 that had not been distributed and the Company’s associated liability for such deferrals at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,263	$2,417	$1,688	$2,056
Total	$2,263	$2,417	$1,688	$2,056

(1)  Represents the cumulative amounts that were deferred by participants through December 31, 2018 and 2017, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2018, 2017 and 2016, the Company recognized expenses for matching contributions of $371,000, $363,000 and $359,000, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

14.  Fair Value of Financial Instruments

GAAP requires the categorization of fair value measurements into three broad levels that form a hierarchy. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of valuation hierarchy are defined as follows:

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

Residential Mortgage Securities

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
DECEMBER 31, 2018

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

Term Notes Backed by MSR-Related Collateral

The Company’s valuation process for term notes backed by MSR-related collateral considers a number of factors, including obtaining market quotes from a third-party pricing service. This indicative market value is further reviewed by the Company and may be adjusted to ensure it reflects a realistic exit price at the valuation date given the structural features of these securities. Other factors taken into consideration include indicative values provided by repurchase agreement counterparties, estimated changes in fair value of the related underlying MSR collateral and, as applicable, the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient. As this process includes significant unobservable inputs, due to the relative illiquidity of the market, these securities are classified as Level 3 in the fair value hierarchy.

Swaps

All of the Company’s Swaps are cleared by a central clearing house. Valuations provided by the clearing house are used for purposes of determining the fair value of the Company’s Swaps. Such valuations obtained are tested with internally developed models that apply readily observable market parameters.  As the Company’s Swaps are subject to the clearing house’s margin requirements, no credit valuation adjustment was considered necessary in determining the fair value of such instruments.  Beginning in January 2017, variation margin payments on the Company’s cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as the fair value of the Swap. Swaps are classified as Level 2 in the fair value hierarchy.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2018 and 2017, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at December 31, 2018

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$2,698,213	$—	$2,698,213
Non-Agency MBS	—	3,318,299	—	3,318,299
CRT securities	—	492,821	—	492,821
Residential whole loans, at fair value	—	—	1,665,978	1,665,978
Term notes backed by MSR-related collateral	—	—	538,499	538,499
Securities obtained and pledged as collateral	—	—	—	—
Total assets carried at fair value	$—	$6,509,333	$2,204,477	$8,713,810
Liabilities:
Obligation to return securities obtained as collateral	—	—	—	—
Total liabilities carried at fair value	$—	$—	$—	$—

Fair Value at December 31, 2017

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$2,824,681	$—	$2,824,681
Non-Agency MBS, including MBS transferred to consolidated VIEs	—	3,533,966	—	3,533,966
CRT securities	—	664,403	—	664,403
Residential whole loans, at fair value	—	—	1,325,115	1,325,115
Term notes backed by MSR-related collateral	—	—	381,804	381,804
Securities obtained and pledged as collateral	504,062	—	—	504,062
Total assets carried at fair value	$504,062	$7,023,050	$1,706,919	$9,234,031
Liabilities:
Obligation to return securities obtained as collateral	504,062	—	—	504,062
Total liabilities carried at fair value	$504,062	$—	$—	$504,062

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents additional information for the years ended December 31, 2018 and 2017 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	For the Year Ended December 31,
(In Thousands)	2018 (1)	2017
Balance at beginning of period	$1,325,115	$814,682
Purchases and capitalized advances	500,004	683,735
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	36,725	33,617
Collection of principal, net of liquidation gains/losses	(199,203)	(87,072)
Repurchases	(1,807)	(2,716)
Transfer to REO	(189,571)	(117,131)
Balance at end of period	$1,471,263	$1,325,115

(1)	Excluded from the table above are approximately $194.7 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of December 31, 2018.

The following table presents additional information for the years ended December 31, 2018 and 2017 about the Company’s investments in term notes backed by MSR-related collateral held at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Term Notes Backed by MSR-Related Collateral
	Year Ended December 31,
(In Thousands)	2018	2017 (1)
Balance at beginning of period	$381,804	$—
Purchases	548,404	381,000
Collection of principal	(390,898)	(140,980)
Changes in unrealized gain/losses	(811)	804
Transfers from Level 2 to Level 3 (1)	—	140,980
Balance at end of period	$538,499	381,804

(1) Investments in term notes backed by MSR-related collateral were transferred from Level 2 to Level 3 during the year ended December 31, 2017 as there had been very limited secondary market trading in these securities since issuance. Transfers between levels are deemed to take place on the first day of the reporting period in which the transfer has taken place.

The Company did not transfer any assets or liabilities from one level to another during the year ended December 31, 2018.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of December 31, 2018 and 2017:

	December 31, 2018
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$700,250	Discounted cash flow	Discount rate	5.2%	4.5-8.0%
			Prepayment rate	4.8%	0.9-15.9%
			Default rate	4.1%	0.0-24.1%
			Loss severity	12.9%	0.0-100.0%

	$683,252	Liquidation model	Discount rate	8.0%	6.1-50.0%
			Annual change in home prices	3.5%	(0.5)-12.2%
			Liquidation timeline (in years)	1.8	0.1-4.5
			Current value of underlying properties (3)	$802	$2-$7,950
Total	$1,383,502

	December 31, 2017
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$358,871	Discounted cash flow	Discount rate	5.5%	4.5-13.0%
			Prepayment rate	4.1%	1.15-15.1%
			Default rate	2.9%	0.0-6.5%
			Loss severity	13.8%	0.0-100.0%

	$592,940	Liquidation model	Discount rate	8.0%	6.1-50.0%
			Annual change in home prices	2.5%	(8.0)-8.8%
			Liquidation timeline (in years)	1.6	0.1-4.5
			Current value of underlying properties (3)	$772	$0-$9,900
Total	$951,811

(1)
Excludes approximately $282.5 million and $373.3 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at December 31, 2018 and 2017, respectively.

(2)	Amounts are weighted based on the fair value of the underlying loan.

(3)
The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $400,000 and $336,000 as of December 31, 2018 and 2017, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
(In Thousands)	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Agency MBS	$2,698,213	$2,698,213	$2,824,681	$2,824,681
Non-Agency MBS	3,318,299	3,318,299	3,533,966	3,533,966
CRT securities	492,821	492,821	664,403	664,403
Residential whole loans, at carrying value	3,016,715	3,104,401	908,516	988,688
Residential whole loans, at fair value	1,665,978	1,665,978	1,325,115	1,325,115
MSR-related assets	611,807	611,807	492,080	493,026
Securities obtained and pledged as collateral	—	—	504,062	504,062
Cash and cash equivalents	51,965	51,965	449,757	449,757
Restricted cash	36,744	36,744	13,986	13,986
Financial Liabilities (1):
Repurchase agreements	7,879,087	7,896,672	6,614,701	6,623,255
Securitized debt	684,420	680,209	363,944	366,109
Obligation to return securities obtained as collateral	—	—	504,062	504,062
Senior Notes	96,816	99,951	96,773	103,729

(1) Carrying value of securitized debt, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis discussed on pages 133-137, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table that are not reported at fair value on a recurring basis:

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

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At December 31, 2018 and 2017, the Company’s money market funds were invested in securities issued by the U.S. Government or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value and are classified as Level 1 in the fair value hierarchy.

Corporate Loans: The Company determines the fair value of its Corporate loans, included in MSR-related assets along with the term notes, after considering recent past and expected future loan performance, recent financial performance of the borrower and estimates of the current value of the underlying collateral, which includes certain MSRs and other assets of the borrower that are pledged to secure the borrowing. The Company’s investment in Corporate loans are classified as Level 3 in the fair value hierarchy.

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
DECEMBER 31, 2018

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

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. At December 31, 2018 and 2017, the Company’s REO had an aggregate carrying value of $249.4 million and $152.4 million, and an aggregate estimated fair value of $273.4 million and $175.8 million, respectively. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

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

The Company has engaged in loan securitizations and, in prior years, MBS resecuritization transactions primarily for the purpose of obtaining improved overall financing terms as well as non-recourse financing on a portion of its residential whole loan and Non-Agency MBS portfolios. Notwithstanding the Company’s participation in these transactions, the risks facing the Company are largely unchanged as the Company remains economically exposed to the first loss position on the underlying assets transferred to the VIEs.

Loan Securitization Transactions

During the year ended December 31, 2018, the Company completed two loan securitization transactions. As part of these transactions, the Company sold residential whole loans with an aggregate unpaid principal balance of $666.8 million to two entities which it consolidates as VIEs. In connection with these transactions, third-party investors purchased $420.0 million face amount of senior bonds (“Senior Bonds”) with a weighted average coupon rate of 4.04%. As a result of these transactions, the Company acquired $148.1 million face amount of non-rated certificates issued by the securitization vehicles, and received $420.0 million in cash, excluding expenses, accrued interest, and underwriting fees.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

The following table summarizes the key details of the Company’s loan securitization transactions as of December 31, 2018 and 2017:

(Dollars in Thousands)	December 2018		December 2017
Aggregate unpaid principal balance of residential whole loans sold	$1,290,029		$620,924
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$802,817		$382,847
Outstanding amount of Senior Bonds	$684,420	(1)	$363,944	(1)
Weighted average fixed rate for Senior Bonds issued	3.66%	(2)	3.14%	(2)
Weighted average contractual maturity of Senior Bonds	31 years	(2)	32 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$275,174		$127,001
Cash received	$802,815		$382,845

(1)	Net of $3.8 million and $2.3 million of deferred financing costs at December 31, 2018 and 2017, respectively.

(2)
At December 31, 2018 and 2017, $582.8 million and $233.7 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by 300 basis points at 36 months from issuance if the bond is not redeemed before such date.

(3)	Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

 As of December 31, 2018 and 2017, as a result of the transactions described above, securitized loans with a carrying value of approximately $209.4 million and $183.2 million are included in “Residential whole loans, at carrying value,” securitized loans with a fair value of approximately $694.7 million and $289.3 million are included in “Residential whole loans, at fair value,” and REO with a carrying value of approximately $79.0 million and $5.5 million are included in “Other assets” on the Company’s consolidated balance sheets. As of December 31, 2018 and 2017, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $684.4 million and $363.9 million , respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of December 31, 2018 and 2017 are a total of $4.7 billion and $2.2 billion of residential whole loans, of which approximately $3.0 billion and $908.5 million are reported at carrying value and $1.7 billion and $1.3 billion are reported at fair value, respectively. In addition, at December 31, 2018 and 2017, the Company had REO with an aggregate carrying value of $249.4 million and $152.4 million, and an aggregate estimated fair value $273.4 million and $175.8 million, respectively. These assets are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated. (See Notes 4 and 5(b))

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018

16.  Summary of Quarterly Results of Operations (Unaudited)

	2018 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest income	$103,752	$101,747	$117,432	$132,744
Interest expense	(50,554)	(51,810)	(58,878)	(70,944)
Net interest income	53,198	49,937	58,554	61,800
Net gain on residential whole loans measured at fair value through earnings	38,498	32,443	34,942	31,736
Net realized gain on sales of residential mortgage securities	8,817	7,429	16,415	28,646
Other income	345	1,134	(2,998)	(39,432)
Operating and other expense	(17,463)	(20,548)	(19,781)	(21,871)
Net income	83,395	70,395	87,132	60,879
Preferred stock dividends	(3,750)	(3,750)	(3,750)	(3,750)
Net income available to common stock and participating securities	$79,645	$66,645	$83,382	$57,129
Earnings per Common Share - Basic and Diluted	$0.20	$0.17	$0.19	$0.13

	2017 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest income	$117,257	$110,157	$105,133	$100,901
Interest expense	(50,349)	(49,022)	(49,275)	(48,495)
Net interest income	66,908	61,135	55,858	52,406
Net gain on residential whole loans measured at fair value through earnings	13,773	16,208	18,679	41,385
Net realized gain on sales of residential mortgage securities	9,708	5,889	14,933	9,047
Other income	4,098	14,229	(4,515)	14,553
Operating and other expense	(16,427)	(17,526)	(21,150)	(16,798)
Net income	78,060	79,935	63,805	100,593
Preferred stock dividends	(3,750)	(3,750)	(3,750)	(3,750)
Net income available to common stock and participating securities	$74,310	$76,185	$60,055	$96,843
Earnings per Common Share - Basic and Diluted	$0.20	$0.20	$0.15	$0.24

Schedule IV - Mortgage Loans on Real Estate

December 31, 2018

Asset Type	Number	Interest Rate	Maturity Date Range	Balance Sheet Reported Amount		Principal Amount of Loans Subject to Delinquent Principal or Interest
(Dollars in Thousands)
Residential Whole Loans, at Carrying Value (1)
Original loan balance $0 - $149,999	3,360	0.00% - 13.08%	9/1/2016-8/25/2058	$272,407		$16,726
Original loan balance $150,000 - $299,999	3,781	0.00% - 11.00%	8/1/2018-11/1/2064	679,899		42,262
Original loan balance $300,000 - $449,999	2,205	1.30% - 11.13%	10/1/2018-5/1/2062	704,255		39,720
Original loan balance greater than $449,999	1,766	1.30% - 9.50%	6/19/2018-1/1/2059	1,343,740		23,946
	11,112			$3,000,301		$122,654

Residential Whole Loans, at Fair Value (1)
Original loan balance $0 - $149,999	2,172	0.00% - 14.99%	6/1/2009-11/25/2058	$165,419		$92,672
Original loan balance $150,000 - $299,999	2,280	1.00% - 12.38%	7/1/2009-10/1/2058	392,509		243,609
Original loan balance $300,000 - $449,999	1,515	0.00% - 10.80%	1/1/2015-11/1/2058	461,389		304,731
Original loan balance greater than $449,999	747	1.63% - 10.20%	9/1/2013-7/1/2058	451,945		329,746
	6,714			$1,471,262		$970,758

	17,826			$4,471,563	(2)	$1,093,412

(1)
Excluded from the table above are approximately $16.4 million of purchased performing loans held at carrying value and $194.7 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of December 31, 2018.

(2)	The federal income tax basis is approximately $4.3 billion.

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

The following table summarizes the changes in the carrying amounts of residential whole loans during the year ended December 31, 2018:

	For the Year Ended December 31, 2018
(In Thousands)	Residential Whole Loans, at Carrying Value	Residential Whole Loans, at Fair Value
Beginning Balance	$908,516	$1,325,115
Additions during period:
Purchases and capitalized advances	2,467,398	741,113
Discount accretion	4,741	N/A
Deductions during period:
Cash collections for principal and liquidations	(355,413)	(199,203)
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	N/A	36,725
Provision for loan loss	(638)	N/A
Repurchases	(1,597)	(1,807)
Transfer to REO	(6,292)	(189,571)
Ending Balance	$3,016,715	$1,712,372

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

In connection with the preparation of this Annual Report on Form 10-K, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2018, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2018. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (the “2013 COSO Framework”). As a result of this assessment, management concluded that, as of December 31, 2018, our internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 145 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the stockholders and board of directors
MFA Financial, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited MFA Financial, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes and Schedule IV - Mortgage Loans on Real Estate (collectively, the consolidated financial statements), and our report dated February 21, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
February 21, 2019

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We expect to file with the SEC, in April 2019 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about May 22, 2019.  The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

We have adopted a set of Corporate Governance Guidelines, which together with the charters of the three standing committees of our Board of Directors (Audit, Compensation, and Nominating and Corporate Governance), and our Code of Business Conduct and Ethics (which constitutes the Company’s code of ethics), provide the framework for the governance of the Company.  A complete copy of our Corporate Governance Guidelines, the charters of each of the Board committees and the Code of Business Conduct and Ethics (which applies not only to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, but also to all other employees of the Company) may be found by clicking on the “Overview” link found at the top of our homepage at www.mfafinancial.com and then clicking on the “Corporate Governance” link (information from such site is not incorporated by reference into this Annual Report on Form 10-K).  You may also obtain free copies of these materials by writing to our General Counsel at the Company’s headquarters.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)         Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements.  The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 83 through 141 of this Annual Report on Form 10-K and are incorporated herein by reference.

(b)         Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

(c)   Financial Statement Schedules required by Regulation S-X

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2018.

All other financial statement schedules have been omitted because the required information is not applicable or deemed not material, or the required information is presented in the consolidated financial statements and/or in the notes to consolidated financial statements filed in response to Item 8 of this Annual Report on Form 10-K.

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•	should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements proved to be inaccurate;

•	have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;

•	may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and

•	were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about the Company may be found elsewhere in this Annual Report on Form 10-K and the Company’s other public filings, which are available without charge through the SEC’s website at http://www.sec.gov.

The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MFA Financial, Inc.

Date: February 21, 2019	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 21, 2019	By	/s/	Craig L. Knutson
Craig L. Knutson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 21, 2019	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

Date: February 21, 2019	By	/s/	Kathleen A. Hanrahan
Kathleen A. Hanrahan
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 21, 2019	By	/s/	George H. Krauss
George H. Krauss
Chairman and Director

Date: February 21, 2019	By	/s/	Stephen R. Blank
Stephen R. Blank
Director

Date: February 21, 2019	By	/s/	James A. Brodsky
James A. Brodsky
Director

Date: February 21, 2019	By	/s/	Richard J. Byrne
Richard J. Byrne
Director

Date: February 21, 2019	By	/s/	Laurie Goodman
Laurie Goodman
Director

Date: February 21, 2019	By	/s/	Alan L. Gosule
Alan L. Gosule
Director

Date: February 21, 2019	By	/s/	Robin Josephs
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

10.1 Employment Agreement, entered into as of November 4, 2016, by and between the Company and Craig L. Knutson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated November 4, 2016 (Commission File No. 1-13991)).

10.2 Amendment No. 1, dated March 28, 2018, to Employment Agreement, entered into as of November, 4, 2016, by and between the Company and Craig L. Knutson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed April 2, 2018 (Commission File No. 1-13991).

10.3 Employment Agreement, entered into as of March 28, 2018, by and between the Company and Gudmundur Kristjansson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 2, 2018 (Commission File No. 1-13991)).

10.4 Employment Agreement, entered into as of March 28, 2018, by and between the Company and Bryan Wulfsohn (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed April 2, 2018 (Commission File No. 1-13991)).

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

10.7 MFA Financial, Inc. Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 22, 2015 (Commission File No. 1-13991)).

10.8 Senior Officers Deferred Bonus Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated December 12, 2008 (Commission File No. 1-13991)).

10.9 Fourth Amended and Restated 2003 Non-Employee Directors Deferred Compensation Plan, as amended and restated through December 15, 2014 (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-13991)).

10.10 Form of Phantom Share Award Agreement (Time-Based Vesting) (Knutson) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.11 Form of Phantom Share Award Agreement (Performance-Based Vesting) (Knutson) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.12 Form of Phantom Share Award Agreement (Performance-Based Vesting) (Knutson) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated January 11, 2017 (Commission File No. 1-13991)).

10.13 Form of Phantom Share Award Agreement (Vested Award) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.14 Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated December 27, 2018 (Commission File No. 1-13991)).

10.15 Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.16 Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated December 27, 2018 (Commission File No. 1-13991)).

10.17 Summary Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-13991)).

10.18 Modification to Compensation Payable to the Non-Executive Chairman of the Board (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016 (Commission File No. 1-13991)).

10.19 Modification to Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-13991)).

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