Form 10-Q
period 2019-03-31
MFA FINANCIAL, INC.
filed 2019-05-07
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2019

or
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
_____________________________________________
Securities registered pursuant to Section 12(b) of the Act:
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	MFA	New York Stock Exchange

7.50% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	MFA/PB	New York Stock Exchange

8.00% Senior Notes due 2042	MFO	New York Stock Exchange

450,555,570 shares of the registrant’s common stock, $0.01 par value, were outstanding as of May 2, 2019.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)	March 31, 2019	December 31, 2018
	(Unaudited)
Assets:
Residential mortgage securities:
Agency MBS, at fair value ($2,524,612 and $2,575,331 pledged as collateral, respectively)	$2,546,597	$2,698,213
Non-Agency MBS, at fair value ($3,068,294 and $3,248,900 pledged as collateral, respectively)	3,099,272	3,318,299
Credit Risk Transfer (“CRT”) securities, at fair value ($419,877 and $480,315 pledged as collateral, respectively)	423,702	492,821
Residential whole loans, at carrying value ($2,441,975 and $1,645,372 pledged as collateral, respectively) (1)	3,724,146	3,016,715
Residential whole loans, at fair value ($822,235 and $738,638 pledged as collateral, respectively) (1)	1,512,337	1,665,978
Mortgage servicing rights (“MSR”) related assets ($825,363 and $611,807 pledged as collateral, respectively)	825,363	611,807
Cash and cash equivalents	76,579	51,965
Restricted cash	41,999	36,744
Other assets	551,618	527,785
Total Assets	$12,801,613	$12,420,327

Liabilities:
Repurchase agreements	$8,509,713	$7,879,087
Other liabilities	887,369	1,125,139
Total Liabilities	$9,397,082	$9,004,226

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 450,483 and 449,787 shares issued and outstanding, respectively	4,505	4,498
Additional paid-in capital, in excess of par	3,622,636	3,623,275
Accumulated deficit	(637,286)	(632,040)
Accumulated other comprehensive income	414,596	420,288
Total Stockholders’ Equity	$3,404,531	$3,416,101
Total Liabilities and Stockholders’ Equity	$12,801,613	$12,420,327

(1)
Includes approximately $202.7 million and $209.4 million of Residential whole loans, at carrying value and $647.0 million and $694.7 million of Residential whole loans, at fair value transferred to consolidated variable interest entities (“VIEs”) at March 31, 2019 and December 31, 2018, respectively. Such assets can be used only to settle the obligations of each respective VIE.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2019	2018
Interest Income:
Agency MBS	$18,441	$15,293
Non-Agency MBS	54,001	56,102
CRT securities	6,200	9,496
Residential whole loans held at carrying value	49,620	14,329
MSR-related assets	10,620	7,623
Cash and cash equivalent investments	764	909
Other interest-earning assets	1,306	—
Interest Income	$140,952	$103,752

Interest Expense:
Repurchase agreements	$70,809	$45,717
Other interest expense	8,217	4,837
Interest Expense	$79,026	$50,554

Net Interest Income	$61,926	$53,198

Other Income, net:
Net gain on residential whole loans measured at fair value through earnings	$25,267	$38,498
Net realized gain on sales of residential mortgage securities	24,609	8,817
Net unrealized gain/(loss) on residential mortgage securities measured at fair value through earnings	8,672	(880)
Net loss on Swaps not designated as hedges for accounting purposes	(8,944)	—
Other, net	1,565	1,225
Other Income, net	$51,169	$47,660

Operating and Other Expense:
Compensation and benefits	$8,554	$6,748
Other general and administrative expense	4,645	3,832
Loan servicing and other related operating expenses	11,039	6,883
Operating and Other Expense	$24,238	$17,463

Net Income	$88,857	$83,395
Less Preferred Stock Dividends	3,750	3,750
Net Income Available to Common Stock and Participating Securities	$85,107	$79,645

Earnings per Common Share - Basic and Diluted	$0.19	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2019	2018
Net income	$88,857	$83,395
Other Comprehensive Income/(Loss):
Unrealized gain/(loss) on Agency MBS, net	9,315	(10,052)
Unrealized gain/(loss) on Non-Agency MBS, CRT securities and MSR term notes, net	12,788	(27,488)
Reclassification adjustment for MBS sales included in net income	(17,009)	(8,623)
Derivative hedging instrument fair value changes, net	(10,445)	19,669
Amortization of de-designated hedging instruments, net	(341)	—
Other Comprehensive Income/(Loss)	(5,692)	(26,494)
Comprehensive income before preferred stock dividends	$83,165	$56,901
Dividends declared on preferred stock	(3,750)	(3,750)
Comprehensive Income Available to Common Stock and Participating Securities	$79,415	$53,151

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Three Months Ended March 31, 2019
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	8,000	$80	449,787	$4,498	$3,623,275	$(632,040)	$420,288	$3,416,101
Net income	—	—	—	—	—	88,857	—	88,857
Issuance of common stock, net of expenses	—	—	1,066	7	544	—	—	551
Repurchase of shares of common stock (1)	—	—	(370)	—	(2,610)	—	—	(2,610)
Equity based compensation expense	—	—	—	—	992	—	—	992
Accrued dividends attributable to stock-based awards	—	—	—	—	435	—	—	435
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(90,097)	—	(90,097)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(256)	—	(256)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	5,094	5,094
Derivative hedging instrument fair value changes, net	—	—	—	—	—	—	(10,786)	(10,786)
Balance at March 31, 2019	8,000	$80	450,483	$4,505	$3,622,636	$(637,286)	$414,596	$3,404,531

	Three Months Ended March 31, 2018
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	8,000	$80	397,831	$3,978	$3,227,304	$(578,950)	$609,224	$3,261,636
Cumulative effect adjustment on adoption of new accounting standard for revenue recognition	—	—	—	—		295	—	295
Net income	—	—	—	—	—	83,395	—	83,395
Issuance of common stock, net of expenses	—	—	849	6	1,224	—	—	1,230
Repurchase of shares of common stock (1)	—	—	(251)	—	(1,957)	—	—	(1,957)
Equity based compensation expense	—	—	—	—	549	—	—	549
Accrued dividends attributable to stock-based awards	—	—	—	—	430	—	—	430
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(79,686)	—	(79,686)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(217)	—	(217)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	(46,163)	(46,163)
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	19,669	19,669
Balance at March 31, 2018	8,000	$80	398,429	$3,984	$3,227,550	$(578,913)	$582,730	$3,235,431

(1)  For the three months ended March 31, 2019 and 2018, includes approximately $2.6 million (370,244 shares) and $2.0 million (250,946 shares), respectively surrendered for tax purposes related to equity-based compensation awards.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$88,857	$83,395
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of residential mortgage securities	(24,609)	(8,817)
Gain on sales of real estate owned	(1,398)	(1,993)
Gain on liquidation of residential whole loans	(4,684)	(5,279)
Accretion of purchase discounts on residential mortgage securities, residential whole loans and MSR-related assets	(15,915)	(19,793)
Amortization of purchase premiums on residential mortgage securities and residential whole loans	7,620	5,392
Depreciation and amortization on real estate, fixed assets and other assets	432	423
Equity-based compensation expense	998	553
Unrealized losses/(gains) on residential whole loans at fair value	1,060	(13,747)
Unrealized losses/(gains) on residential mortgage securities and interest rate swap agreements ("Swaps") and other	200	(2,020)
Increase in other assets	(8,770)	(19,990)
Decrease in other liabilities	(6,709)	(12,228)
Net cash provided by operating activities	$37,082	$5,896

Cash Flows From Investing Activities:
Principal payments on residential mortgage securities and MSR-related assets	$391,641	$484,334
Proceeds from sales of residential mortgage securities	208,306	19,362
Purchases of residential mortgage securities and MSR-related assets	(327,221)	(194,328)
Purchases of residential whole loans, loan related investments and capitalized advances	(1,021,557)	(513,851)
Principal payments on residential whole loans	233,724	71,865
Proceeds from sales of real estate owned	23,963	19,307
Purchases of real estate owned and capital improvements	(5,923)	(2,678)
Additions to leasehold improvements, furniture and fixtures	(391)	(171)
Net cash used in investing activities	$(497,458)	$(116,160)

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(18,879,173)	$(16,609,092)
Proceeds from borrowings under repurchase agreements	19,509,794	16,553,139
Principal payments on securitized debt	(25,501)	(12,817)
Payments made for settlements on Swaps	(21,478)	(10,666)
Proceeds from settlements on Swaps	—	30,711
Proceeds from issuances of common stock	551	1,230
Dividends paid on preferred stock	(3,750)	(3,750)
Dividends paid on common stock and dividend equivalents	(90,198)	(79,769)
Net cash provided by/(used in) financing activities	$490,245	$(131,014)
Net increase/(decrease) in cash, cash equivalents and restricted cash	$29,869	$(241,278)
Cash, cash equivalents and restricted cash at beginning of period	$88,709	$463,743
Cash, cash equivalents and restricted cash at end of period	$118,578	$222,465

Supplemental Disclosure of Cash Flow Information
Interest Paid	$81,435	$51,334

Non-cash Investing and Financing Activities:
Net decrease in securities obtained as collateral/obligation to return securities obtained as collateral	$—	$(248,650)
Transfer from residential whole loans to real estate owned	$65,160	$54,822
Dividends and dividend equivalents declared and unpaid	$90,353	$79,905
Payable for unsettled residential whole loans purchases	$—	$13,525

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

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

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2019 and results of operations for all periods presented have been made.  The results of operations for the three months ended March 31, 2019 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on mortgage-backed securities (“MBS”) (See Note 3), valuation of MBS, CRT securities and MSR-related assets (See Notes 3 and 14), income recognition and valuation of residential whole loans (See Notes 4 and 14), valuation of derivative instruments (See Notes 5(b) and 14) and income recognition on certain Non-Agency MBS (defined below) purchased at a discount. (See Note 3)  In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest. (See Note 2(o))  Actual results could differ from those estimates.

The Company has one reportable segment as it manages its business and analyzes and reports its results of operations on the basis of one operating segment; investing, on a leveraged basis, in residential mortgage assets.

The consolidated financial statements of the Company include the accounts of all subsidiaries; all intercompany accounts and transactions have been eliminated. In addition, the Company consolidates entities established to facilitate transactions related to the acquisition and securitization of residential whole loans completed in prior years. Certain prior period amounts have been reclassified to conform to the current period presentation.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

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
MARCH 31, 2019

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
MARCH 31, 2019

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

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
MARCH 31, 2019

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

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at March 31, 2019 and December 31, 2018. At March 31, 2019 and December 31, 2018, the Company had cash and cash equivalents of $76.6 million and $52.0 million, respectively. The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency, were $57.0 million and $30.0 million at March 31, 2019 and December 31, 2018, respectively.  In addition, deposits in FDIC insured accounts generally exceed insured limits. (See Notes 7 and 14)

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties in connection with certain of the Company’s Swaps and/or repurchase agreements that is not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to repurchase agreement and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swaps and/or repurchase agreement.  The Company had aggregate

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

restricted cash held as collateral or otherwise in connection with its repurchase agreements and/or Swaps of $42.0 million and $36.7 million at March 31, 2019 and December 31, 2018, respectively.  (See Notes 5(b), 6, 7 and 14)

(g)  Goodwill

At March 31, 2019 and December 31, 2018, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill, which is no longer subject to amortization, is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through March 31, 2019, the Company had not recognized any impairment against its goodwill. Goodwill is included in Other assets on the Company’s consolidated balance sheets.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

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

In addition, the Company has elected to treat certain of its subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business is conducted through one or more TRS, its net taxable income earned by its domestic TRS, if any, is subject to corporate income taxation. To maintain the Company’s REIT election, no more than 20% of the value of a REIT’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U.S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as a TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No net deferred tax benefit was recorded by the Company for the three months ended March 31, 2019 and 2018, related to the net taxable losses in the TRS, since a valuation allowance for the full amount of the associated deferred tax asset of approximately $22.9 million was recognized as its recovery is not considered more likely than not. The related net operating loss carryforwards generated prior to 2018 will begin to expire in 2034; those generated in 2019 do not expire.

 Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of March 31, 2019, December 31, 2018, or March 31, 2018. The Company’s tax returns for tax years 2015 through 2017 are open to examination.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

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
MARCH 31, 2019

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

Accounting Standards Adopted in 2019

Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”). The amendments in ASU 2018-13 eliminate, add and modify certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that are the most important to the users. The Company early adopted ASU 2018-13 effective on January 1, 2019 and its adoption did not have a significant impact on its financial position or financial statement disclosures.

Compensation - Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in this ASU simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The amendments in ASU 2018-07 do not change existing guidance on accounting for share-based payment transactions for employees. The Company adopted ASU 2018-07 on January 1, 2019 and its adoption did not have a significant impact on its financial position or financial statement disclosures.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The amendments in this ASU expand an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. ASU 2017-12 also simplifies certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The Company adopted ASU 2017-12 on January 1, 2019 and its adoption did not have a significant impact on its financial statements or financial statement disclosures.

Receivables - Nonrefundable Fees and Other Costs

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). The amendments in this ASU shorten the amortization period for certain purchased callable debt securities held at a premium to the earliest call date. The Company adopted ASU 2017-08 on January 1, 2019 and its adoption did not have a significant impact on its financial statements or financial statement disclosures.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The amendments in this ASU establish a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company’s significant lease contracts are discussed in Note 10(a) of the consolidated financial statements. The Company adopted ASU 2016-02 on January 1, 2019 and, given the relatively limited nature and extent of lease financing transactions that the Company has entered into, its adoption did not have a material impact on its financial position or financial statement disclosures.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

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

CRT Securities

CRT securities are debt obligations issued or sponsored by Fannie Mae and Freddie Mac. The payments of principal and interest on the CRT securities are paid by Fannie Mae or Freddie Mac, as the case may be, on a monthly basis, and are dependent on the performance of loans in either a reference pool or an actual pool of loans. As the loans in the underlying pool are paid, the principal balance of the CRT securities is paid. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company. The Company assesses the credit risk associated with CRT securities by assessing the current and expected future performance of the associated loan pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements.  (See Note 7)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

The following tables present certain information about the Company’s residential mortgage securities at March 31, 2019 and December 31, 2018:

March 31, 2019

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS: (3)
Fannie Mae	$1,594,136	$61,287	$(24)	$—	$1,655,399	$11,697	$(25,881)	$(14,184)	$1,641,215
Freddie Mac	871,714	35,450	—	—	907,687	2,635	(9,631)	(6,996)	900,691
Ginnie Mae	4,566	84	—	—	4,650	41	—	41	4,691
Total Agency MBS	2,470,416	96,821	(24)	—	2,567,736	14,373	(35,512)	(21,139)	2,546,597
Non-Agency MBS:
Expected to Recover Par (4)(5)	1,424,461	9	(20,410)	—	1,404,060	21,802	(1,602)	20,200	1,424,260
Expected to Recover Less than Par (4)	1,861,227	—	(109,737)	(501,619)	1,249,871	425,519	(378)	425,141	1,675,012
Total Non-Agency MBS (6)	3,285,688	9	(130,147)	(501,619)	2,653,931	447,321	(1,980)	445,341	3,099,272
Total MBS	5,756,104	96,830	(130,171)	(501,619)	5,221,667	461,694	(37,492)	424,202	5,645,869
CRT securities (7)	406,338	7,519	(15)	—	413,842	11,646	(1,786)	9,860	423,702
Total MBS and CRT securities	$6,162,442	$104,349	$(130,186)	$(501,619)	$5,635,509	$473,340	$(39,278)	$434,062	$6,069,571

December 31, 2018

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS: (3)
Fannie Mae	$1,716,340	$65,930	$(24)	$—	$1,782,246	$12,107	$(32,321)	$(20,214)	$1,762,032
Freddie Mac	909,561	36,991	—	—	947,588	907	(17,177)	(16,270)	931,318
Ginnie Mae	4,729	87	—	—	4,816	47	—	47	4,863
Total Agency MBS	2,630,630	103,008	(24)	—	2,734,650	13,061	(49,498)	(36,437)	2,698,213
Non-Agency MBS:
Expected to Recover Par (4)(5)	1,536,485	40	(21,725)	—	1,514,800	20,520	(7,620)	12,900	1,527,700
Expected to Recover Less than Par (4)	2,002,319	—	(133,300)	(516,116)	1,352,903	438,465	(769)	437,696	1,790,599
Total Non-Agency MBS (6)	3,538,804	40	(155,025)	(516,116)	2,867,703	458,985	(8,389)	450,596	3,318,299
Total MBS	6,169,434	103,048	(155,049)	(516,116)	5,602,353	472,046	(57,887)	414,159	6,016,512
CRT securities (7)	476,744	9,321	107	—	486,172	12,545	(5,896)	6,649	492,821
Total MBS and CRT securities	$6,646,178	$112,369	$(154,942)	$(516,116)	$6,088,525	$484,591	$(63,783)	$420,808	$6,509,333

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at March 31, 2019 reflect Credit Reserve of $489.1 million and OTTI of $12.5 million.  Amounts disclosed at December 31, 2018 reflect Credit Reserve of $503.3 million and OTTI of $12.8 million.

(2)	Includes principal payments receivable of $524,000 and $1.0 million at March 31, 2019 and December 31, 2018, respectively, which are not included in the Principal/Current Face.

(3)
Amounts disclosed at March 31, 2019 and December 31, 2018 include Agency MBS with a fair value of $714.7 million and $736.5 million, respectively, for which the fair value option has been elected. Such securities had gross unrealized gains of $2.7 million and no unrealized losses at March 31, 2019, and no unrealized gains and gross unrealized losses of approximately $3.3 million at December 31, 2018, respectively.

(4)	Based on management’s current estimates of future principal cash flows expected to be received.

(5)
Includes RPL/NPL MBS, which at March 31, 2019 had a $1.3 billion Principal/Current face, $1.3 billion amortized cost and $1.3 billion fair value. At December 31, 2018, RPL/NPL MBS had a $1.4 billion Principal/Current face, $1.4 billion amortized cost and $1.4 billion fair value.

(6)	At March 31, 2019 and December 31, 2018, the Company expected to recover approximately 85% and 85% of the then-current face amount of Non-Agency MBS, respectively.

(7)
Amounts disclosed at March 31, 2019 includes CRT securities with a fair value of $403.3 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $11.4 million and gross unrealized losses of approximately $1.8 million at March 31, 2019. Amounts disclosed at December 31, 2018 includes CRT securities with a fair value of $477.4 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $12.5 million and gross unrealized losses of approximately $5.6 million at December 31, 2018.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

Sales of Residential Mortgage Securities

During the three months ended March 31, 2019, the Company sold certain CRT securities for $83.4 million, realizing gains of $6.5 million. In addition, during the three months ended March 31, 2019, the Company sold certain Non-Agency MBS for $126.1 million, realizing gains of $18.2 million. During the three months ended March 31, 2018, the Company sold certain Non-Agency MBS for $19.4 million, realizing gains of $8.8 million. The Company has no continuing involvement with any of the sold MBS.

Unrealized Losses on Residential Mortgage Securities

The following table presents information about the Company’s residential mortgage securities that were in an unrealized loss position at March 31, 2019:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(Dollars in Thousands)
Agency MBS:
Fannie Mae	$99,955	$858	52	$860,036	$25,023	303	$959,991	$25,881
Freddie Mac	242	1	1	277,334	9,630	126	277,576	9,631
Total Agency MBS	100,197	859	53	1,137,370	34,653	429	1,237,567	35,512
Non-Agency MBS:
Expected to Recover Par (1)	290,671	636	5	91,257	966	4	381,928	1,602
Expected to Recover Less than Par (1)	13,382	316	8	2,009	62	1	15,391	378
Total Non-Agency MBS	304,053	952	13	93,266	1,028	5	397,319	1,980
Total MBS	404,250	1,811	66	1,230,636	35,681	434	1,634,886	37,492
CRT securities (2)	136,760	1,786	33	—	—	—	136,760	1,786
Total MBS and CRT securities	$541,010	$3,597	99	$1,230,636	$35,681	434	$1,771,646	$39,278

(1)	Based on management’s current estimates of future principal cash flows expected to be received.

(2)
Amounts disclosed at March 31, 2019 include CRT securities with a fair value of $136.8 million for which the fair value option has been elected. Such securities had unrealized losses of $1.8 million at March 31, 2019.

At March 31, 2019, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency MBS were $35.5 million at March 31, 2019.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at March 31, 2019 any unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency MBS were $2.0 million at March 31, 2019. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

The Company did not recognize any credit-related OTTI losses through earnings related to its Non-Agency MBS during the three months ended March 31, 2019 and 2018. Non-Agency MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for these Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, year of origination, LTVs, geographic concentrations, and dialogue with market participants.  Changes in the Company’s evaluation of each of these factors impacts the cash flows expected to be collected at the OTTI assessment date. For Non-Agency MBS purchased at a discount to par that were assessed for and had no OTTI recorded this period, such cash flow estimates indicated that the amount of expected losses decreased compared to the previous OTTI assessment date. These positive cash flow changes are primarily driven by recent improvements in LTVs due to loan amortization and home price appreciation, which, in turn, positively impacts the Company’s estimates of default rates and loss severities for the underlying collateral. In addition, voluntary prepayments (i.e., loans that prepay in full with no loss) have generally trended higher relative to the Company’s assumptions for these MBS which also positively impacts the Company’s estimate of expected loss. Overall, the combination of higher voluntary prepayments and lower LTVs supports the Company’s assessment that such MBS are not other-than-temporarily impaired.

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	Three Months Ended March 31,
(In Thousands)	2019	2018
Credit loss component of OTTI at beginning of period	$39,596	$38,337
Additions for credit related OTTI not previously recognized	—	—
Subsequent additional credit related OTTI recorded	—	—
Credit loss component of OTTI at end of period	$39,596	$38,337

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(516,116)	$(155,025)	$(593,227)	$(215,325)
Impact of RMBS Issuer Settlement (2)	—	(855)	—	—
Accretion of discount	—	13,307	—	17,216
Realized credit losses	7,504	—	8,447	—
Purchases	—	(118)	(535)	488
Sales	3,191	16,346	5,592	5,105
Transfers/release of credit reserve	3,802	(3,802)	7,143	(7,143)
Balance at end of period	$(501,619)	$(130,147)	$(572,580)	$(199,659)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of approximately $855,000 of cash proceeds (a one-time payment) received by the Company during the three months ended March 31, 2019 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities.

MSR-Related Assets

(a) Term Notes Backed by MSR-Related Collateral

At March 31, 2019 and December 31, 2018, the Company had $753.6 million and $538.5 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At March 31, 2019, these term notes had an amortized cost of $753.1 million, gross unrealized gains of approximately $505,230, a weighted average yield of 5.44% and a weighted average term to maturity of 4.4 years. At December 31, 2018, the term notes had an amortized cost of $538.5 million, gross unrealized losses of $7,000, a weighted average yield of 5.32% and a weighted average term to maturity of 4.7 years.

(b) Corporate Loans

The Company has made or participated in loans to provide financing to entities that originate residential mortgage loans and own the related MSRs. These corporate loans are secured by MSRs, as well as certain other unencumbered assets owned by the borrower.

During the year ended December 31, 2018, the Company participated in a loan where the Company committed to lend $100.0 million of which approximately $71.8 million was drawn at March 31, 2019. At March 31, 2019, the coupon paid by the borrower on the drawn amount is 5.87%, the remaining term associated with the loan is 1.4 years and the remaining commitment period on any undrawn amount is 1.4 years. During the remaining commitment period, the Company receives a commitment fee between 0.25% and 1.0% based on the undrawn amount of the loan.

In December 2016, the Company entered into a loan agreement under the terms of which it had committed to lend $130.0 million, of which approximately $124.2 million was drawn at March 31, 2018. This loan was paid in full during the three months ended June 30, 2018, at which time any remaining commitment was extinguished.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands)	2019	2018
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$417,167	$620,648
Unrealized gain/(loss) on Agency MBS, net	9,315	(10,052)
Unrealized gain/(loss) on Non-Agency MBS, net	12,276	(27,724)
Unrealized gain on MSR term notes, net	512	236
Reclassification adjustment for MBS sales included in net income	(17,009)	(8,623)
Change in AOCI from AFS securities	5,094	(46,163)
Balance at end of period	$422,261	$574,485

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

Interest Income on Residential Mortgage Securities and MSR-Related Assets

The following table presents the components of interest income on the Company’s residential mortgage securities and MSR- related assets for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Agency MBS
Coupon interest	$24,628	$20,958
Effective yield adjustment (1)	(6,187)	(5,665)
Interest income	$18,441	$15,293

Legacy Non-Agency MBS
Coupon interest	$24,272	$28,835
Effective yield adjustment (2)	13,144	17,201
Interest income	$37,416	$46,036

RPL/NPL MBS
Coupon interest	$16,443	$10,053
Effective yield adjustment (1)(3)	142	13
Interest income	$16,585	$10,066

CRT securities
Coupon interest	$6,118	$8,374
Effective yield adjustment (2)	82	1,122
Interest income	$6,200	$9,496

MSR-related assets
Coupon interest	$10,587	$7,517
Effective yield adjustment (1)	33	106
Interest income	$10,620	$7,623

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
(3) Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously been purchased at a discount of approximately $148,000 during the three months ended March 31, 2019.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

4.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at March 31, 2019 and December 31, 2018 are approximately $5.2 billion and $4.7 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes.

Residential Whole Loans, at Carrying Value

The following table presents the components of the Company’s Residential whole loans, at carrying value at March 31, 2019 and December 31, 2018:

(Dollars In Thousands)	March 31, 2019	December 31, 2018
Purchased Performing Loans:
Non-QM loans	$1,886,024	$1,354,774
Rehabilitation loans	621,292	494,576
Single-family rental loans	227,537	145,327
Seasoned performing loans	215,352	224,051
Total Purchased Performing Loans	2,950,205	2,218,728
Purchased Credit Impaired Loans	773,941	797,987
Total Residential whole loans, at carrying value	$3,724,146	$3,016,715

Number of loans	12,643	11,149

The following table presents components of interest income on the Company’s Residential whole loans, at carrying value for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Purchased Performing Loans:
Non-QM loans	$22,414	$1,708
Rehabilitation loans	9,933	1,345
Single-family rental loans	2,701	245
Seasoned performing loans	3,173	—
Total Purchased Performing Loans	38,221	3,298
Purchased Credit Impaired Loans	11,399	11,031
Total Residential whole loans, at carrying value	$49,620	$14,329

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

The following table presents additional information regarding the Company’s Residential whole loans, at carrying value at March 31, 2019:

March 31, 2019

	Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Aging by UPB
							Past Due Days
(Dollars In Thousands)						Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$1,886,024	$1,826,161	6.20%	363	66%	$1,782,675	$29,474	$5,745	$8,267
Rehabilitation loans (3)	621,792	621,792	7.38	9	65	560,270	36,386	8,805	16,331
Single-family rental loans	227,537	226,791	6.08	324	69	223,505	2,765	—	521
Seasoned performing loans	215,352	232,034	4.31	187	47	225,136	4,937	815	1,146
Purchased Credit Impaired Loans	773,941	969,353	4.42	300	85	N/A	N/A	N/A	N/A
Residential whole loans, at carrying value, total or weighted average	$3,724,646	$3,876,131	5.85%	278

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
(2) LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the original date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $130.1 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 67%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.
(3) Carrying value of Rehabilitation loans excludes an allowance for loan losses of $500,000 at March 31, 2019.

Purchased Performing Loans

As of March 31, 2019, there were 56 Purchased Performing Loans held at carrying value, that have been placed on non-accrual status as they are more than 90 days delinquent and had not yet become current with respect to the contractually required payments under the loan. Such loans have an unpaid balance of approximately $26.3 million. These non-accrual loans represent approximately 0.9% of the total outstanding principal balance of all of the Company’s Purchased Performing Loans. As of March 31, 2019, the Company has established an allowance for loan losses of $500,000. For the three months ended March 31, 2019, a provision for loan losses of approximately $622,000 was recorded, which is included in Operating and Other expense on the Company’s consolidated statements of operations. No provision for loan losses was recorded in the prior year period.

In connection with purchased Rehabilitation loans, the Company has unfunded commitments of $53.5 million.

Purchased Credit Impaired Loans

As of March 31, 2019 and 2018, the Company had established an allowance for loan losses of approximately $1.2 million and $380,000, respectively, on its Purchased Credit Impaired Loans held at carrying value. For the three months ended March 31, 2019 and 2018, a provision for loan losses of approximately $183,000 and $50,000 was recorded, respectively, which is included in Operating and Other expense on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

The following table presents the activity in the Company’s allowance for loan losses on its Purchased Credit Impaired Loans held at carrying value for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Balance at the beginning of period	$968	$330
Provisions for loan losses	183	50
Balance at the end of period	$1,151	$380

The Company did not acquire any Purchased Credit Impaired Loans held at carrying value during the three months ended March 31, 2019, and 2018.

The following table presents accretable yield activity for the Company’s Purchased Credit Impaired Loans held at carrying value for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Balance at beginning of period	$415,330	$421,872
Additions	—	—
Accretion	(11,399)	(11,031)
Liquidations and other	(10,488)	(2,170)
Reclassifications from non-accretable difference, net	5,515	4,733
Balance at end of period	$398,958	$413,404

Accretable yield for Purchased Credit Impaired residential whole loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represent the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from non-accretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and non-accretable yield and the accretion of interest income are based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded during the three months ended March 31, 2019 is not necessarily indicative of future results.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

The following table presents information regarding the Company’s residential whole loans held at fair value at March 31, 2019 and December 31, 2018:

(Dollars in Thousands)	March 31, 2019	December 31, 2018
Less than 60 Days Past Due:
Outstanding principal balance	$635,185	$610,290
Aggregate fair value	$583,447	$561,770
Weighted Average LTV Ratio (1)	76.09%	76.18%
Number of loans	3,070	2,898

60 Days to 89 Days Past Due:
Outstanding principal balance	$69,032	$63,938
Aggregate fair value	$59,039	$54,947
Weighted Average LTV Ratio (1)	79.99%	82.86%
Number of loans	313	285

90 Days or More Past Due:
Outstanding principal balance	$989,120	$970,758
Aggregate fair value	$869,851	$854,545
Weighted Average LTV Ratio (1)	88.56%	90.24%
Number of loans	3,795	3,531
Total Residential whole loans, at fair value	$1,512,337	$1,471,262

(1)
LTV represents the ratio of the total unpaid principal balance of the loan, to the estimated value of the collateral securing the related loan. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the components of Net gain on residential whole loans measured at fair value through earnings for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Coupon payments and other income received (1)	$19,473	$15,397
Net unrealized (losses)/gains	(1,060)	13,747
Net gain on payoff/liquidation of loans	2,283	2,908
Net gain on transfers to REO	4,571	6,446
Total	$25,267	$38,498

(1) Primarily includes recovery of delinquent interest upon the liquidation of non-performing loans, recurring coupon interest payments received on mortgage loans that are contractually current, and cash payments received from private mortgage insurance on liquidated loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

5.    Other Assets

The following table presents the components of the Company’s Other assets at March 31, 2019 and December 31, 2018:

(In Thousands)	March 31, 2019	December 31, 2018
REO	$290,587	$249,413
MBS and loan related receivables	130,495	127,154
Other interest earning assets	66,101	92,022
Other	64,435	59,196
Total Other Assets	$551,618	$527,785

(a) Real Estate Owned

At March 31, 2019, the Company had 1,233 REO properties with an aggregate carrying value of $290.6 million. At December 31, 2018, the Company had 1,093 REO properties with an aggregate carrying value of $249.4 million.

At March 31, 2019, $283.1 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $50.8 million of residential whole loans held at carrying value and $720.9 million of residential whole loans held at fair value at March 31, 2019.

The following table presents the activity in the Company’s REO for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Balance at beginning of period	$249,413	$152,356
Adjustments to record at lower of cost or fair value	(4,072)	(3,415)
Transfer from residential whole loans (1)	65,160	54,822
Purchases and capital improvements	5,923	2,678
Disposals (2)	(25,837)	(23,501)
Balance at end of period	$290,587	$182,940

Number of properties	1,233	845

(1)  Includes net gain recorded on transfer of approximately $4.6 million and $6.4 million, for the three months ended March 31, 2019 and 2018, respectively.
(2) During the three months ended March 31, 2019 and 2018, the Company sold 137 and 168 REO properties for consideration of $27.8 million and $25.5 million, realizing net gains of approximately $1.4 million and $2.0 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

(b) Derivative Instruments

The Company’s derivative instruments are currently comprised of Swaps, the majority of which are designated as cash flow hedges against the interest rate risk associated with its borrowings. In addition, in connection with managing risks associated with purchases of longer duration Agency MBS, the Company has also entered into Swaps that are not designated as hedges for accounting purposes.

The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at March 31, 2019 and December 31, 2018:

			March 31, 2019		December 31, 2018
Derivative Instrument (1)	Designation	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Swaps	Hedging	Other assets	$1,200,000	$—	$1,900,000	$—
Swaps	Hedging	Other liabilities	$1,322,000	$—	$722,000	$—
Swaps	Non-Hedging	Other liabilities	$465,000	$—	$595,000	$—

(1) Represents Swaps executed bilaterally with a counterparty in the over-the-counter market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties.

Swaps

The following table presents the assets pledged as collateral against the Company’s Swap contracts at March 31, 2019 and December 31, 2018:

(In Thousands)	March 31, 2019	December 31, 2018
Agency MBS, at fair value	$2,675	$2,735
Restricted cash	34,377	30,068
Total assets pledged against Swaps	$37,052	$32,803

Swaps designated as hedges, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or if expected payments under the Swaps fail to adequately offset expected payments under the repurchase agreements.  At March 31, 2019, all of the Company’s derivatives that were designated in a hedging relationship were deemed effective for hedging purposes.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. During the three months ended March 31, 2019, the Company de-designated and re-designated any Swaps previously designated as a hedge in order to benefit from the simplified assessment requirements under ASU 2017-12. This de-designation and re-designation had no net impact on the Company’s financial condition or results of operations.

At March 31, 2019, the Company had Swaps with an aggregate notional amount of $3.0 billion and extended 26 months on average with a maximum term of approximately 114 months.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

The following table presents information about the Company’s Swaps at March 31, 2019 and December 31, 2018:

	March 31, 2019			December 31, 2018
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Within 30 days	$100,000	1.71%	2.49%	$—	—%	—%
Over 30 days to 3 months	—	—	—	100,000	1.71	2.50
Over 3 months to 6 months	—	—	—	100,000	1.71	2.50
Over 12 months to 24 months	1,730,000	2.26	2.50	1,630,000	2.27	2.50
Over 24 months to 36 months	700,000	2.62	2.57	800,000	2.57	2.64
Over 48 months to 60 months	417,000	2.88	2.61	417,000	2.88	2.63
Over 84 months	40,000	2.95	2.64	170,000	3.00	2.66
Total Swaps	$2,987,000	2.42%	2.53%	$3,217,000	2.42%	2.56%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s derivative hedging instruments on its net interest expense and the weighted average interest rate paid and received for such Swaps for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(Dollars in Thousands)	2019	2018
Interest income/(expense) attributable to Swaps	$1,191	$(2,832)
Weighted average Swap rate paid	2.31%	2.04%
Weighted average Swap rate received	2.49%	1.60%

During the three months ended March 31, 2019, the Company recorded net losses on Swaps not designated in hedging relationships of $8.9 million, which included a $7.8 million loss realized on the unwind of certain Swaps. This amount is included in Other income, net on the Company’s consolidated statements of operations. All of the Company’s Swaps were designated in hedging relationships during the three months ended March 31, 2018.

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands)	2019	2018
AOCI from derivative hedging instruments:
Balance at beginning of period	$3,121	$(11,424)
Net (loss)/gain on Swaps	(10,445)	19,669
Amortization of de-designated hedging instruments, net	(341)	—
Balance at end of period	$(7,665)	$8,245

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

6.      Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and bear interest that is generally LIBOR-based.  (See Notes 2(k) and 7)  At March 31, 2019, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 28 days and an effective repricing period of 5 months, including the impact of related Swaps.  At December 31, 2018, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 31 days and an effective repricing period of 8 months, including the impact of related Swaps.

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at March 31, 2019 and December 31, 2018:

(Dollars in Thousands)	March 31, 2019	December 31, 2018
Repurchase agreement borrowings secured by Agency MBS	$2,353,173	$2,384,357
Fair value of Agency MBS pledged as collateral under repurchase agreements	$2,524,612	$2,572,597
Weighted average haircut on Agency MBS (1)	4.49%	4.60%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS	$1,359,699	$1,447,585
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements	$1,782,770	$1,871,650
Weighted average haircut on Legacy Non-Agency MBS (1)	20.50%	21.38%
Repurchase agreement borrowings secured by RPL/NPL MBS	$1,009,331	$1,084,532
Fair value of RPL/NPL MBS pledged as collateral under repurchase agreements	$1,285,524	$1,377,250
Weighted average haircut on RPL/NPL MBS (1)	21.23%	21.31%
Repurchase agreements secured by CRT securities	$338,827	$391,586
Fair value of CRT securities pledged as collateral under repurchase agreements	$419,877	$480,315
Weighted average haircut on CRT securities (1)	19.49%	20.01%
Repurchase agreements secured by residential whole loans (2)	$2,746,804	$2,020,508
Fair value of residential whole loans pledged as collateral under repurchase agreements (3)(4)	$3,321,187	$2,441,931
Weighted average haircut on residential whole loans (1)	15.54%	16.55%
Repurchase agreements secured by MSR-related assets	$647,535	$474,127
Fair value of MSR-related assets pledged as collateral under repurchase agreements	$825,363	$611,807
Weighted average haircut on MSR-related assets (1)	21.35%	21.88%
Repurchase agreements secured by other interest-earning assets	$54,386	$76,419
Fair value of other interest-earning assets pledged as collateral under repurchase agreements	$49,373	$81,494
Weighted average haircut on other interest-earning assets (1)	21.61%	21.15%

(1)	Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.
(2) Excludes $42,000 and $27,000 of unamortized debt issuance costs at March 31, 2019 and December 31, 2018, respectively.
(3) At March 31, 2019 and December 31, 2018, includes Non-Agency MBS with an aggregate fair value of $27.0 million and $27.0 million, respectively, obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation.
(4) At March 31, 2019 and December 31, 2018, includes residential whole loans held at carrying value with an aggregate fair value of $2.5 billion and $1.7 billion and aggregate amortized cost of $2.4 billion and $1.6 billion, respectively and residential whole loans held at fair value with an aggregate fair value and amortized cost of $822.2 million and $738.6 million, respectively.

In addition, the Company had cash pledged as collateral in connection with its repurchase agreements of $7.6 million and $6.7 million at March 31, 2019 and December 31, 2018, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$7,265,257	3.51%	$6,747,166	3.35%
Over 30 days to 3 months	669,143	2.97	368,857	3.10
Over 3 months to 12 months	575,355	4.18	763,091	4.18
Total repurchase agreements	8,509,755	3.52%	7,879,114	3.42%
Less debt issuance costs	42		27
Total repurchase agreements less debt issuance costs	$8,509,713		$7,879,087

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements, all of which are accounted for as secured borrowings, at March 31, 2019, and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	March 31, 2019
Contractual Maturity	Overnight	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 months	Total
(Dollars in Thousands)
Agency MBS	$—	$1,929,331	$423,842	$—	$—	$2,353,173
Legacy Non-Agency MBS	—	1,316,983	42,716	—	—	1,359,699
RPL/NPL MBS	—	964,103	45,228	—	—	1,009,331
CRT securities	—	314,095	24,732	—	—	338,827
Residential whole loans	—	2,219,985	—	526,819	—	2,746,804
MSR-related assets	—	461,083	132,625	53,827	—	647,535
Other	—	5,850	—	48,536	—	54,386
Total (1)	$—	$7,211,430	$669,143	$629,182	$—	$8,509,755

Weighted Average Interest Rate	—%	3.51%	2.97%	4.18%	—%	3.52%

(1)	Excludes $42,000 of unamortized debt issuance costs at March 31, 2019.

Undrawn Financing Commitment

In connection with the financing of MSR-related assets, the Company has obtained a financing commitment of up to $75.0 million, of which $53.8 million was utilized and was outstanding as of March 31, 2019. The Company pays a commitment fee ranging from 0.125% to 0.5% of the undrawn amount, depending on the amount of financing utilized.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

The Company had repurchase agreement borrowings with 26 counterparties at both March 31, 2019 and December 31, 2018, respectively. The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2019:

	March 31, 2019
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Goldman Sachs (3)	BBB+/A3/A	$319,478	1	9.4%
RBC (4)	AA-/Aa2/AA	232,698	1	6.8
Wells Fargo (5)	A+/Aa2/AA-	208,655	0	6.1
Barclay’s Bank	BBB/Aa3/A	197,793	2	5.8
Credit Suisse	BBB+/Baa2/A-	180,963	1	5.3

(1)	As rated at March 31, 2019 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

(3)	Includes $187.4 million at risk with Goldman Sachs Bank USA and $132.1 million at risk with Goldman Sachs Lending Partners.

(4)	Includes $229.5 million at risk with RBC Barbados and $3.2 million at risk with RBC New York. Counterparty ratings are not published for RBC Barbados and RBS Capital Market LLC.

(5)	Includes $208.7 million at risk with Wells Fargo Bank, NA and approximately $1,000 at risk with Wells Fargo Securities LLC.

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

The Company’s assets pledged as collateral are described in Notes 2(f) - Restricted Cash, 5(b) - Derivative Instruments and 6 - Repurchase Agreements. The total fair value of assets pledged as collateral with respect to the Company’s borrowings under repurchase agreements and derivative hedging instruments was $10.3 billion and $9.5 billion at March 31, 2019 and December 31, 2018, respectively. An aggregate of $41.3 million and $33.1 million of accrued interest on those assets had also been pledged as of March 31, 2019 and December 31, 2018, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

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

The fair value of financial instruments pledged against the Company’s repurchase agreements was $10.2 billion and $9.4 billion at March 31, 2019 and December 31, 2018, respectively. Beginning in January 2017, variation margin payments on the Company’s cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap. The fair value of financial instruments pledged against the Company’s Swaps was $2.7 million at both March 31, 2019 and December 31, 2018, respectively. In addition, cash that has been pledged as collateral against repurchase agreements and Swaps is reported as Restricted cash on the Company’s consolidated balance sheets. (See Notes 2(f), 5(b) and 6)

9. Other Liabilities

The following table presents the components of the Company’s Other liabilities at March 31, 2019 and December 31, 2018:

(In Thousands)	March 31, 2019	December 31, 2018
Securitized debt (1)	$659,184	$684,420
Senior Notes	96,827	96,816
Dividends and dividend equivalents payable	90,353	90,198
Accrued interest payable	16,951	16,280
Payable for unsettled residential whole loans purchases	—	211,129
Accrued expenses and other	24,054	26,296
Total Other Liabilities	$887,369	$1,125,139

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

10.    Commitments and Contingencies

(a) Lease Commitments

The Company pays monthly rent pursuant to two office leases.  In November 2018, the Company amended the lease for its corporate headquarters in New York, New York, under the same terms and conditions, to extend the expiration date for the lease by up to one year, through June 30, 2021, with a mutual option to terminate in February 2021.  For the three months ended March 31, 2019, the Company recorded expense of approximately $622,000 in connection with the lease for its current corporate headquarters.

In addition, in November 2018, the Company executed a lease agreement on new office space in New York, New York. The Company plans to relocate its corporate headquarters to this new office space upon the substantial completion of the building. The lease term specified in the agreement is fifteen years with an option to renew for an additional five years. The Company’s current estimate of annual lease rental expense under the new lease, excluding escalation charges which at this point are unknown, is approximately $4.6 million. The Company currently expects to relocate to the space in the fourth quarter of 2020, but this timing as well as when it is required to begin making payments and recognize rental and other expenses under the new lease, is dependent on when the space is actually available for use.

(b) Representations and Warranties in Connection with Loan Securitization Transactions

In connection with the loan securitization transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles upon breach of certain representations and warranties. As of March 31, 2019, the Company had no reserve established for repurchases of loans and was not aware of any material unsettled repurchase claims that would require the establishment of such a reserve.  (See Note 15)

(c) Corporate Loan

The Company has participated in a loan to provide financing to an entity that originates loans and owns MSRs, as well as certain other unencumbered assets owned by the borrower. Under the terms of the participation agreement, the Company has committed to lend $100.0 million of which approximately $71.8 million was drawn at March 31, 2019. (See Note 3)

(d) Rehabilitation Loan Commitments

At March 31, 2019, the Company had unfunded commitments of $53.5 million in connection with its purchased Rehabilitation loans. (See Note 4)

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2019 through March 31, 2019:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 15, 2019	March 3, 2019	March 29, 2019	$0.46875

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2019 through March 31, 2019:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
March 6, 2019	March 29, 2019	April 30, 2019	$0.20	(1)

(1)  At March 31, 2019, the Company had accrued dividends and dividend equivalents payable of $90.4 million related to the common stock dividend declared on March 6, 2019.

(c) Public Offering of Common Stock

The table below presents information with respect to shares of the Company’s common stock issued through public offerings during the year ended December 31, 2018:

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

(d) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 16, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At March 31, 2019, approximately 11.7 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three months ended March 31, 2019, the Company issued 74,463 shares of common stock through the DRSPP, raising net proceeds of approximately $545,000.  From the inception of the DRSPP in September 2003 through March 31, 2019, the Company issued 34,130,343 shares pursuant to the DRSPP, raising net proceeds of $284.7 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

(e)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2019.  At March 31, 2019, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

(f)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Total AOCI
Balance at beginning of period	$417,167	$3,121	$420,288
OCI before reclassifications	22,103	(10,445)	11,658
Amounts reclassified from AOCI (1)	(17,009)	(341)	(17,350)
Net OCI during the period (2)	5,094	(10,786)	(5,692)
Balance at end of period	$422,261	$(7,665)	$414,596

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
Details about AOCI Components	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(17,009)	Net realized gain on sales of residential mortgage securities
Total AFS Securities	$(17,009)
Swaps designated as cash flow hedges:
Amortization of de-designated hedging instruments	(341)	Other, net
Total Swaps designated as cash flow hedges	$(341)
Total reclassifications for period	$(17,350)

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three months ended March 31, 2018:

	Three Months Ended March 31, 2018
Details about AOCI Components	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	(8,623)	Net realized gain on sales of residential mortgage securities
Total AFS Securities	$(8,623)
Total reclassifications for period	$(8,623)

On securities for which OTTI had been recognized in prior periods, the Company did not have any unrealized losses recorded in AOCI at March 31, 2019 and had $224,000 unrealized losses recorded in AOCI at December 31, 2018.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2019	2018
Numerator:
Net income	$88,857	$83,395
Dividends declared on preferred stock	(3,750)	(3,750)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(256)	(219)
Net income to common stockholders - basic and diluted	$84,851	$79,426

Denominator:
Weighted average common shares for basic and diluted earnings per share (1)	450,358	398,317
Basic and diluted earnings per share	$0.19	$0.20

(1)
At March 31, 2019, the Company had approximately 2.4 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three months ended March 31, 2019, as their inclusion would have been anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $7.49. These equity instruments may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count towards this limit.  At March 31, 2019, approximately 4.0 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1.5 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of March 31, 2019 are designated to be settled in shares of the Company’s common stock.  The Company granted 752,500 and 692,500 RSUs during the three months ended March 31, 2019 and 2018, respectively. There were 20,000 RSUs forfeited during each of the three months ended March 31, 2019 and March 31, 2018. All RSUs outstanding at March 31, 2019 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled.  At March 31, 2019 and December 31,

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

2018, the Company had unrecognized compensation expense of $9.3 million and $5.2 million, respectively, related to RSUs.  The unrecognized compensation expense at March 31, 2019 is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock

The Company did not award any shares of restricted common stock during the three months ended March 31, 2019 and 2018. At March 31, 2019, the Company did not have any unvested shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company did not make any payments in respect of such instruments during the three months ended March 31, 2019 and 2018.
.
 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands)	2019	2018
RSUs	$998	$553
Total	$998	$553

(b)  Employment Agreements

At March 31, 2019, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands)	2019	2018
Non-employee directors	$286	$(49)
Total	$286	$(49)

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through March 31, 2019 and December 31, 2018 that had not been distributed and the Company’s associated liability for such deferrals at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,311	$2,705	$2,263	$2,417
Total	$2,311	$2,705	$2,263	$2,417

(1)  Represents the cumulative amounts that were deferred by participants through March 31, 2019 and December 31, 2018, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For each of the three months ended March 31, 2019 and 2018, the Company recognized expenses for matching contributions of $104,000.

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
MARCH 31, 2019

Residential Mortgage Securities

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
MARCH 31, 2019

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

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of March 31, 2019 and December 31, 2018, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at March 31, 2019

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$2,546,597	$—	$2,546,597
Non-Agency MBS	—	3,099,272	—	3,099,272
CRT securities	—	423,702	—	423,702
Residential whole loans, at fair value	—	—	1,512,337	1,512,337
Term notes backed by MSR-related collateral	—	—	753,594	753,594
Total assets carried at fair value	$—	$6,069,571	$2,265,931	$8,335,502

Fair Value at December 31, 2018

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$2,698,213	$—	$2,698,213
Non-Agency MBS	—	3,318,299	—	3,318,299
CRT securities	—	492,821	—	492,821
Residential whole loans, at fair value	—	—	1,665,978	1,665,978
Term notes backed by MSR-related collateral	—	—	538,499	538,499
Total assets carried at fair value	$—	$6,509,333	$2,204,477	$8,713,810

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three months ended March 31, 2019 and 2018 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended March 31,
(In Thousands)	2019	2018
Balance at beginning of period	$1,471,263	$1,325,115
Purchases and capitalized advances (1)	130,089	311,125
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	(1,060)	13,747
Collection of principal, net of liquidation gains/losses	(31,751)	(46,683)
Repurchases	(318)	(194)
Transfer to REO	(55,886)	(47,490)
Balance at end of period	$1,512,337	$1,555,620

(1)
Included in the activity presented for the three months ended March 31, 2019 is an adjustment of $70.6 million for loans the Company committed to purchase during the three months ended December 31, 2018, but for which the closing of the purchase transaction occurred during the three months ended March 31, 2019. The adjustment was required following the finalization of due diligence performed prior to the closing of the purchase transaction and resulted in a downward revision to the prior estimate of the loan purchase amount.

The following table presents additional information for the three months ended March 31, 2019 and 2018 about the Company’s investments in term notes backed by MSR-related collateral held at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Term Notes Backed by MSR Related Collateral
	Three Months Ended March 31,
(In Thousands)	2019	2018
Balance at beginning of period	$538,499	$381,804
Purchases	219,166	100,000
Collection of principal	(4,584)	(150,000)
Changes in unrealized gain/losses	513	236
Balance at end of period	$753,594	$332,040

The Company did not transfer any assets or liabilities from one level to another during the three months ended March 31, 2019 and 2018.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of March 31, 2019 and December 31, 2018:

	March 31, 2019
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$744,578	Discounted cash flow	Discount rate	5.2%	4.5-8.0%
			Prepayment rate	4.9%	0.9-16.7%
			Default rate	4.2%	0.0-24.1%
			Loss severity	12.8%	0.0-100.0%

	$641,522	Liquidation model	Discount rate	8.1%	6.1-50.0%
			Annual change in home prices	3.5%	0.0-8.6%
			Liquidation timeline (in years)	1.8	0.1-4.5
			Current value of underlying properties (3)	$741	$2-$5,450
Total	$1,386,100

	December 31, 2018
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$700,250	Discounted cash flow	Discount rate	5.2%	4.5-8.0%
			Prepayment rate	4.8%	0.9-15.9%
			Default rate	4.1%	0.0-24.1%
			Loss severity	12.9%	0.0-100.0%

	$683,252	Liquidation model	Discount rate	8.0%	6.1-50.0%
			Annual change in home prices	3.5%	(0.5)-12.2%
			Liquidation timeline (in years)	1.8	0.1-4.5
			Current value of underlying properties (3)	$802	$2-$7,950
Total	$1,383,502

(1) Excludes approximately $126.2 million and $282.5 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at March 31, 2019 and December 31, 2018, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately$362,000 and $400,000 as of March 31, 2019 and December 31, 2018, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2019 and December 31, 2018:

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Agency MBS	$2,546,597	$2,546,597	$2,698,213	$2,698,213
Non-Agency MBS	3,099,272	3,099,272	3,318,299	3,318,299
CRT securities	423,702	423,702	492,821	492,821
Residential whole loans, at carrying value	3,724,146	3,816,290	3,016,715	3,104,401
Residential whole loans, at fair value	1,512,337	1,512,337	1,665,978	1,665,978
MSR-related assets	825,363	825,363	611,807	611,807
Cash and cash equivalents	76,579	76,579	51,965	51,965
Restricted cash	41,999	41,999	36,744	36,744
Financial Liabilities (1):
Repurchase agreements	8,509,713	8,527,163	7,879,087	7,895,672
Securitized debt	659,184	659,804	684,420	680,209
Senior Notes	96,827	102,591	96,816	99,951

(1) Carrying value of securitized debt, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis discussed on pages 42-46, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table that are not reported at fair value on a recurring basis:

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

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At March 31, 2019 and December 31, 2018, the Company’s money market funds were invested in securities issued by the U.S. Government or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value and are classified as Level 1 in the fair value hierarchy.

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
MARCH 31, 2019

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

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. At March 31, 2019 and December 31, 2018, the Company’s REO had an aggregate carrying value of $290.6 million and $249.4 million, and an aggregate estimated fair value of $320.0 million and $273.4 million, respectively. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

15.  Use of Special Purpose Entities and Variable Interest Entities

A Special Purpose Entity (“SPE”) is an entity designed to fulfill a specific limited need of the company that organized it.  SPEs are often used to facilitate transactions that involve securitizing financial assets or resecuritizing previously securitized financial assets.  The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying financial assets on improved terms.  Securitization involves transferring assets to a SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt or equity instruments.  Investors in a SPE usually have recourse only to the assets in the SPE and, depending on the overall structure of the transaction, may benefit from various forms of credit enhancement such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

The Company has entered into several financing transactions that resulted in the Company consolidating as VIEs the SPEs that were created to facilitate these transactions. See Note 2(r) for a discussion of the accounting policies applied to the consolidation of VIEs and transfers of financial assets in connection with financing transactions.

The Company has engaged in loan securitizations primarily for the purpose of obtaining improved overall financing terms as well as non-recourse financing on a portion of its residential whole loan portfolio. Notwithstanding the Company’s participation in these transactions, the risks facing the Company are largely unchanged as the Company remains economically exposed to the first loss position on the underlying assets transferred to the VIEs.

Loan Securitization Transactions

The following table summarizes the key details of the Company’s loan securitization transactions as of March 31, 2019 and December 31, 2018:

(Dollars in Thousands)	March 31, 2019		December 31, 2018
Aggregate unpaid principal balance of residential whole loans sold	$1,290,029		$1,290,029
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$802,817		$802,817
Outstanding amount of Senior Bonds	$659,184	(1)	$684,420	(1)
Weighted average fixed rate for Senior Bonds issued	3.66%	(2)	3.66%	(2)
Weighted average contractual maturity of Senior Bonds	30 years	(2)	31 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$275,174		$275,174
Cash received	$802,815		$802,815

(1)	Net of $3.6 million and $3.8 million of deferred financing costs at March 31, 2019 and December 31, 2018, respectively.

(2)
At March 31, 2019 and December 31, 2018, $563.2 million and $582.8 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by 300 basis points at 36 months from issuance if the bond is not redeemed before such date.

(3)	Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

As of March 31, 2019 and December 31, 2018, as a result of the transactions described above, securitized loans with a carrying value of approximately $202.7 million and $209.4 million are included in “Residential whole loans, at carrying value,” securitized loans with a fair value of approximately $647.0 million and $694.7 million are included in “Residential whole loans, at fair value,” and REO with a carrying value approximately $102.5 million and $79.0 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of March 31, 2019 and December 31, 2018, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $659.2 million and $684.4 million, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of March 31, 2019 and December 31, 2018 are a total of $5.2 billion and $4.7 billion of residential whole loans, of which approximately $3.7 billion and $3.0 billion are reported at carrying value and $1.5 billion and $1.7 billion are reported at fair value, respectively. In addition, at March 31, 2019 and December 31, 2018, the Company had REO with an aggregate carrying value of $290.6 million and $249.4 million, and an aggregate estimated fair value of $320.0 million and $273.4 million, respectively. These assets are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated. (See Notes 4 and 5(a))

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to MFA Financial, Inc. and its subsidiaries as “the Company,” “MFA,” “we,” “us,” or “our,” unless we specifically state otherwise or the context otherwise indicates.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2018.

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

At March 31, 2019, we had total assets of approximately $12.8 billion, of which $6.1 billion, or 47.4%, represents investments in residential mortgage securities.  At such date, our portfolio includes $2.5 billion of Agency MBS, $3.1 billion of Non-Agency MBS and $423.7 million of CRT securities. Non-Agency MBS is comprised of $1.8 billion of Legacy Non-Agency MBS and $1.3 billion of RPL/NPL MBS. These RPL/NPL MBS are backed by securitized re-performing and non-performing loans and are generally structured with a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. In addition, at March 31, 2019, we had approximately $5.2 billion in residential whole loans acquired through interests in certain trusts established to acquire the loans, which represented approximately 41% of our total assets. During the first quarter of 2019 our residential whole loan portfolio continued to grow due to acquisitions of Purchased Performing Loans. Our Purchased Performing Loans, which as of March 31, 2019 comprised approximately 56% of our residential whole loans, include: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). Our remaining investment-related assets, which represent approximately 10% of our total assets at March 31, 2019, were primarily comprised of MSR-related assets, REO and MBS and loan-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive residential mortgage assets.  In recent periods, the impact on our GAAP results from market volatility, resulting in changes in market values of certain financial instruments for which changes in fair value are recorded in net income each period, such as CRT securities, certain residential whole loans, Agency MBS, and Swaps not designated as hedges, has increased. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds, the behavior of which involves various risks and uncertainties.  Interest rates and conditional prepayment rates (or CPRs) (which measure the amount of unscheduled principal prepayment on an asset as a percentage of the asset balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of a loan, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on our residential mortgage securities and whole loans may differ significantly.  For the three months ended March 31, 2019, our Agency MBS portfolio experienced a weighted average CPR of 13.6%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 12.7%. Over the last consecutive eight quarters, ending with March 31, 2019, the monthly weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 18.4% experienced during the month ended July 31, 2017 to a low of 12.2%, experienced during the month ended January 31, 2019, with an average CPR over such quarters of 15.5%.

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

It is generally our business strategy to hold our residential mortgage assets as long-term investments.  On at least a quarterly basis, excluding investments for which the fair value option has been elected or for which specialized loan accounting is otherwise applied, we assess our ability and intent to continue to hold each asset and, as part of this process, we monitor our MBS, CRT securities and MSR-related assets that are designated as AFS for OTTI. A change in our ability and/or intent to continue to hold any of these securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At March 31, 2019, we had net unrealized gains on our Non-Agency MBS of $445.3 million, comprised of gross unrealized gains of $447.3 million and gross unrealized losses of $2.0 million, and net unrealized losses of $21.1 million on our Agency MBS, comprised of gross unrealized losses of $35.5 million and gross unrealized gains of $14.4 million. At March 31, 2019, we did not intend to sell any securities in our portfolio that are designated as AFS and that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our residential mortgage assets.  Our residential mortgage investments have longer-term contractual maturities than our borrowings under repurchase agreements.  Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at March 31, 2019 were comprised of Swaps.

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

Recent Market Conditions and Our Strategy

At March 31, 2019, our residential mortgage asset portfolio, which includes residential mortgage securities, residential whole loans and REO and MSR-related assets, was approximately $12.4 billion compared to $12.1 billion at December 31, 2018. For the remainder of 2019, we expect to continue to seek investment opportunities primarily focused on residential whole loans and selectively in residential mortgage securities and MSR-related assets as market opportunities arise.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended March 31, 2019:

(In Millions)	December 31, 2018	Runoff (1)	Acquisitions	Other (2)	March 31, 2019	Change
Residential whole loans and REO	$4,932	$(297)	$875	$17	$5,527	$595
RPL/NPL MBS	1,377	(141)	101	(52)	1,285	(92)
MSR-related assets	612	(7)	220	—	825	213
CRT securities	493	—	5	(74)	424	(69)
Legacy Non-Agency MBS	1,941	(88)	2	(41)	1,814	(127)
Agency MBS	2,698	(160)	—	9	2,547	(151)
Totals	$12,053	$(693)	$1,203	$(141)	$12,422	$369

(1)	Primarily includes principal repayments, cash collections on Purchased Credit Impaired Loans and sales of REO.

(2)
Primarily includes sales of residential mortgage securities, changes in fair value, net premium amortization/discount accretion and adjustments to record lower of cost or estimated fair value adjustments on REO. During the three months ended March 31, 2019, we sold CRT securities for $83.4 million, realizing gains of $6.5 million and sold certain Non-Agency MBS for $126.1 million, realizing gains of $18.2 million.

At March 31, 2019, our total recorded investment in residential whole loans and REO was $5.5 billion, or 44.5% of our residential mortgage asset portfolio. Of this amount, (i) $3.7 billion is presented as Residential whole loans, at carrying value (of which $3.0 billion were Purchased Performing Loans and $773.9 million were Purchased Credit Impaired Loans), and (ii) $1.5 billion as Residential whole loans, at fair value, in our consolidated balance sheets. For the three months ended March 31, 2019, we recognized approximately $49.6 million of income on Residential whole loans, at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 5.89% (excluding servicing costs). In addition, we recorded a net gain on residential whole loans measured at fair value through earnings of $25.3 million in Other Income, net in our consolidated statements of operations for the three months ended March 31, 2019. At March 31, 2019 and December 31, 2018, we had REO with an aggregate carrying value of $290.6 million and $249.4 million, respectively, which is included in Other assets on our consolidated balance sheets.

At the end of the first quarter of 2019, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the first quarter of 2018, due to upward resets on securities within the portfolio, purchases of higher coupon Agency MBS and the impact of sales of lower coupon Agency MBS during 2018.  As a result, the coupon yield on our Agency MBS portfolio increased to 3.69% for the three months ended March 31, 2019, from 3.02% for the three months ended March 31, 2018, and the net Agency MBS yield increased to 2.77% for the three months ended March 31, 2019 from 2.21% for the three months ended March 31, 2018. The net yield for our Legacy Non-Agency MBS portfolio was 10.45% for the three months ended March 31, 2019 compared to 9.44% for the three months ended March 31, 2018.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects changes in interest rates since the first quarter of the prior year, the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and higher accretion income recognized in the current quarter due the impact of the cash proceeds received during 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts. The net yield for our RPL/NPL MBS portfolio was 4.90% for the three months ended March 31, 2019 compared to 4.36% for the three months ended March 31, 2018.  The increase in the net yield reflects an increase in the average coupon yield to 4.86% for the three months ended March 31, 2019 from 4.35% for the three months ended March 31, 2018.

We believe that our $501.6 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows for our existing Legacy Non-Agency MBS portfolio.  In addition, while the majority of our Legacy Non-Agency MBS will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted weighted average amortized cost basis of 68% of face value at March 31, 2019. Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency portfolio. Home price appreciation during the past few years has generally been driven by a combination of limited housing supply due partly to low levels of new home construction, low mortgage rates and demographic-driven U.S. household formation. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Further, during 2018 and the three months ended March 31, 2019, we have also observed faster voluntary prepayment (i.e., prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio.

Our book value per common share was $7.11 as of March 31, 2019. Book value per common share decreased slightly from $7.15 as of December 31, 2018 as our portfolio continued to deliver relatively stable book value.

Repurchase agreement funding for our residential mortgage investments continued to be available to us from multiple counterparties during the first quarter of 2019.  Typically, repurchase agreement funding involving credit-sensitive investments is available at terms requiring higher collateralization and higher interest rates than for repurchase agreement funding involving Agency MBS.  At March 31, 2019, our debt consisted of borrowings under repurchase agreements with 26 counterparties, securitized debt, Senior Notes outstanding and payable for unsettled purchases, resulting in a debt-to-equity multiple of 2.7 times.  (See table on page 71 under Results of Operations that presents our quarterly leverage multiples since March 31, 2018.)

At March 31, 2019, we have access to various sources of liquidity which we estimate to be in excess of $217.4 million. This amount includes (i) $76.6 million of cash and cash equivalents; (ii) $78.7 million in estimated financing available from unpledged Agency MBS and from other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $62.1 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. In addition, we have $1.1 billion of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets including loan securitization. With access to multiple sources of liquidity and potential financing opportunities for unencumbered residential whole loans, we believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.

The net interest spread of our investment portfolio was 1.98% and 2.25% for the three months ended March 31, 2019 and 2018, respectively. The change in our net interest spread was primarily driven by increased funding costs, reflecting Federal Reserve rate increases during 2018, as well as the impact of changes in funding spreads during this period. Overall portfolio asset yields have also risen as we have changed the mix of our investments, as portfolio run-off and equity raised has been re-invested/deployed in higher yielding investments.

Our estimated net effective duration remained relatively low at 1.07 as of March 31, 2019, as compared to 0.98 at March 31, 2018. We manage our net duration through our investment selection, as well as through the use of interest rate swaps. In addition, our low leverage limits our sensitivity to changes in interest rates.

Information About Our Assets

The table below presents certain information about our asset allocation at March 31, 2019:

ASSET ALLOCATION

(Dollars in Millions)	Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (1)		Credit Risk Transfer Securities		Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		MSR-Related Assets		Other, net (3)	Total
Fair Value/Carrying Value	$2,547		$1,814		$1,285		$424		$3,724		$1,512		$825		$540	$12,671
Less Repurchase Agreements	(2,353)		(1,360)		(1,009)		(339)		(2,151)		(596)		(648)		(54)	(8,510)
Less Securitized Debt	—		—		—		—		(155)		(504)		—		—	(659)
Less Senior Notes	—		—		—		—		—		—		—		(97)	(97)
Net Equity Allocated	$194		$454		$276		$85		$1,418		$412		$177		$389	$3,405
Debt/Net Equity Ratio (4)	12.1	x	3.0	x	3.7	x	4.0	x	1.6	x	2.7	x	3.7	x		2.7	x

(1)
RPL/NPL MBS are backed primarily by securitized re-performing and non-performing loans. The securities are generally structured such that the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
Includes $1.9 billion of Non-QM loans, $621.3 million of Rehabilitation loans, $227.5 million of Single-family rental loans, $215.4 million of Seasoned performing loans and $773.9 million of Purchased Credit Impaired Loans. At March 31, 2019, the total fair value of these loans is estimated to be approximately $3.8 billion.

(3)	Includes cash and cash equivalents and restricted cash, other assets and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements, securitized debt and payable for unsettled purchases as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity Ratio also includes Senior Notes.

Agency MBS

The following tables present certain information regarding the composition of our Agency MBS portfolio as of March 31, 2019 and December 31, 2018:

March 31, 2019

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$612,979	104.4%	101.1%	$619,513	83	3.00%	9.1%
Generic	124,866	104.4	102.0	127,302	90	3.49	8.5
Total 15-Year Fixed Rate	$737,845	104.4%	101.2%	$746,815	84	3.08%	9.0%

30-Year Fixed Rate:
Generic	$684,462	104.0%	104.4%	$714,713	9	4.50%	12.6%
Total 30-Year Fixed Rate	$684,462	104.0%	104.4%	$714,713	9	4.50%	12.6%

Hybrid	$991,821	103.5%	103.5%	$1,026,455	111	4.14%	18.0%
CMO/Other	$56,288	102.6%	103.2%	$58,090	203	4.25%	7.0%
Total Portfolio	$2,470,416	103.9%	103.1%	$2,546,073	77	3.93%	13.6%

December 31, 2018

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$647,482	104.4%	100.0%	$647,405	80	3.01%	8.2%
Generic	132,713	104.4	101.1	134,220	88	3.50	10.1
Total 15-Year Fixed Rate	$780,195	104.4%	100.2%	$781,625	81	3.09%	8.5%

30-Year Fixed Rate:
Generic	$711,158	104.0%	103.6%	$736,498	6	4.50%	4.7%
Total 30-Year Fixed Rate	$711,158	104.0%	103.6%	$736,498	6	4.50%	4.7%

Hybrid	$1,080,569	103.5%	103.5%	$1,118,638	108	3.90%	20.0%
CMO/Other	$58,708	102.6%	102.9%	$60,415	206	4.05%	18.7%
Total Portfolio	$2,630,630	103.9%	102.5%	$2,697,176	74	3.82%	12.5%

(1)	Does not include principal payments receivable of $524,000 and $1.0 million at March 31, 2019 and December 31, 2018, respectively.

(2)	Weighted average is based on MBS current face at March 31, 2019 and December 31, 2018, respectively.

(3)	Low loan balance represents MBS collateralized by mortgages with an original loan balance of less than or equal to $175,000.

The following tables present certain information regarding our fixed-rate Agency MBS as of March 31, 2019 and December 31, 2018:

March 31, 2019

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$342,402	104.1%	100.0%	$342,482	76	3.03%	100%	7.5%
3.0%	176,827	105.9	101.2	178,867	80	3.19	100	7.8
3.5%	3,581	103.5	102.3	3,661	101	4.18	100	8.5
4.0%	185,318	103.5	103.1	191,003	100	4.40	81	12.6
4.5%	29,717	105.2	103.7	30,802	104	4.88	33	10.2
Total 15-Year Fixed Rate	$737,845	104.4%	101.2%	$746,815	84	3.56%	92%	9.0%

30-Year Fixed Rate:
4.5%	$684,462	104.0%	104.4%	$714,713	9	5.17%	—%	12.6%
Total 30-Year Fixed Rate	$684,462	104.0%	104.4%	$714,713	9	5.17%	—%	12.6%
Total Fixed Rate Portfolio	$1,422,307	104.2%	102.8%	$1,461,528	48	4.33%	48%	10.7%

December 31, 2018

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$359,252	104.1%	98.6%	$354,252	73	3.03%	100%	6.4%
3.0%	185,912	105.9	100.3	186,548	77	3.49	100	8.4
3.5%	3,798	103.5	101.4	3,853	98	4.18	100	12.8
4.0%	199,352	103.5	102.4	204,055	97	4.40	81	11.9
4.5%	31,881	105.3	103.3	32,917	101	4.88	34	12.7
Total 15-Year Fixed Rate	$780,195	104.4%	100.2%	$781,625	81	3.57%	92%	8.5%

30-Year Fixed Rate:
4.5%	$711,158	104.0%	103.6%	$736,498	6	5.17%	—%	4.7%
Total 30-Year Fixed Rate	$711,158	104.0%	103.6%	$736,498	6	5.17%	—%	4.7%
Total Fixed Rate Portfolio	$1,491,353	104.2%	101.8%	$1,518,123	45	4.33%	48%	6.8%

(1)	Does not include principal payments receivable of $524,000 and $1.0 million at March 31, 2019 and December 31, 2018, respectively.

(2)	Weighted average is based on MBS current face at March 31, 2019 and December 31, 2018, respectively.

(3)
Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000.  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following tables present certain information regarding our Hybrid Agency MBS as of March 31, 2019 and December 31, 2018:

March 31, 2019

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid
Agency 3/1	$61,922	102.6%	104.5%	$64,727	4.57%	154	5	—%	12.4%
Agency 5/1	425,321	103.3	104.1	442,590	4.54	122	5	15	18.5
Agency 7/1	346,195	103.6	103.6	358,646	3.99	99	6	20	24.1
Agency 10/1	158,383	104.3	101.3	160,492	3.21	89	33	60	5.0
Total Hybrids	$991,821	103.5%	103.5%	$1,026,455	4.14%	111	10	23%	18.0%

December 31, 2018

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid
Agency 3/1	$66,369	102.6%	104.7%	$69,478	4.42%	151	6	—%	14.7%
Agency 5/1	462,833	103.3	104.2	482,466	4.30	118	5	15	20.6
Agency 7/1	389,734	103.7	103.5	403,471	3.62	96	6	20	23.7
Agency 10/1	161,633	104.3	101.0	163,223	3.20	86	36	59	11.2
Total Hybrids	$1,080,569	103.5%	103.5%	$1,118,638	3.90%	108	10	22%	20.0%

(1)	Does not include principal payments receivable of $524,000 and $1.0 million at March 31, 2019 and December 31, 2018, respectively.

(2)	Weighted average is based on MBS current face at March 31, 2019 and December 31, 2018, respectively.

(3)
Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	Interest only represents MBS backed by mortgages currently in their interest-only period. Percentage is based on MBS current face at March 31, 2019 and December 31, 2018, respectively.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at March 31, 2019 and December 31, 2018:

(In Thousands)	March 31, 2019		December 31, 2018
Non-Agency MBS
Face/Par	$3,285,688		$3,538,804
Fair Value	3,099,272		3,318,299
Amortized Cost	2,653,931		2,867,703
Purchase Discount Designated as Credit Reserve and OTTI	(501,619)	(1)	(516,116)	(2)
Purchase Discount Designated as Accretable	(130,147)		(155,025)
Purchase Premiums	9		40

(1)	Includes discount designated as Credit Reserve of $489.1 million and OTTI of $12.5 million.

(2)	Includes discount designated as Credit Reserve of $503.3 million and OTTI of $12.8 million.

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(516,116)	$(155,025)	$(593,227)	$(215,325)
Impact of RMBS Issuer Settlement (2)	—	(855)	—	—
Accretion of discount	—	13,307	—	17,216
Realized credit losses	7,504	—	8,447	—
Purchases	—	(118)	(535)	488
Sales	3,191	16,346	5,592	5,105
Transfers/release of credit reserve	3,802	(3,802)	7,143	(7,143)
Balance at end of period	$(501,619)	$(130,147)	$(572,580)	$(199,659)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of approximately $855,000 of cash proceeds (a one-time payment) received by the Company during the three months ended March 31, 2019 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities.

The following table presents information with respect to the yield components of our Non-Agency MBS for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019		Three Months Ended March 31, 2018
	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS
Non-Agency MBS
Coupon Yield (1)	6.78%	4.86%	5.91%	4.35%
Effective Yield Adjustment (2)	3.67	0.04	3.53	0.01
Net Yield	10.45%	4.90%	9.44%	4.36%

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

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at March 31, 2019 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total MBS
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$—	—%	$172	3.30%	$477,150	2.06%	$1,178,077	2.76%	$1,655,399	$1,641,215	2.56%
Freddie Mac	—	—	—	—	297,421	1.92	610,266	3.66	907,687	900,691	3.09
Ginnie Mae	—	—	—	—	80	3.31	4,570	3.71	4,650	4,691	3.70
Total Agency MBS	$—	—%	$172	3.30%	$774,651	2.00%	$1,792,913	3.07%	$2,567,736	$2,546,597	2.75%
Non-Agency MBS	$46,982	12.47%	$269,419	4.10%	$2,197	4.59%	$2,335,333	8.31%	$2,653,931	$3,099,272	7.96%
Total MBS	$46,982	12.47%	$269,591	4.10%	$776,848	2.01%	$4,128,246	6.04%	$5,221,667	$5,645,869	5.40%

CRT Securities

At March 31, 2019, our total investment in CRT securities was $423.7 million, with a net unrealized gain of $9.9 million, a weighted average yield of 5.42% and a weighted average time to maturity of 11.3 years. At December 31, 2018, our total investment in CRT securities was $492.8 million, with a net unrealized gain of $6.6 million, a weighted average yield of 5.85% and weighted average time to maturity of 9.2 years.

During three months ended March 31, 2019, we sold certain CRT securities for $83.4 million, realizing gains of $6.5 million. The net income impact of these sales, after reversal of previously unrealized gains on CRT securities on which we had elected the fair value option, was approximately $909,000.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loans held by consolidated trusts and certain entities established in connection with our loan securitization transactions at March 31, 2019 and does not reflect estimates of prepayments or scheduled amortization. For residential Purchased Credit Impaired Loans held at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Impaired Loans	Residential Whole Loans, at Fair Value
Amount due:
Within one year	$484,759	$311	$8,834
After one year:
Over one to five years	158,729	4,959	9,196
Over five years	2,307,217	768,671	1,494,307
Total due after one year	$2,465,946	$773,630	$1,503,503
Total residential whole loans	$2,950,705	$773,941	$1,512,337

(1) Excludes an allowance for loan losses of $500,000 at March 31, 2019.

The following table presents, at March 31, 2019, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)	Residential Whole Loans, at Fair Value (1)
Interest rates:
Fixed	$664,069	$946,545
Adjustable	1,801,877	556,958
Total	$2,465,946	$1,503,503

(1)	Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of March 31, 2019.

Information is not presented for Purchased Credit Impaired Loans held at carrying value as income is recognized based on pools of assets with similar risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than on the contractual coupons of the underlying loans.

MSR-Related Assets

At March 31, 2019 and December 31, 2018, we had $753.6 million and $538.5 million, respectively, of term notes issued by SPVs that have acquired the rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. At March 31, 2019, these term notes had an amortized cost of $753.1 million, gross unrealized gains of approximately $505,230, a weighted average yield of 5.44% and a weighted average term to maturity of 4.4 years. At December 31, 2018, these term notes had an amortized cost of $538.5 million, gross unrealized losses of approximately $7,000, a weighted average yield of 5.32% and a weighted average term to maturity of 4.7 years.

During the year ended December 31, 2018, the Company participated in a loan where the Company committed to lend $100.0 million of which approximately $71.8 million was drawn at March 31, 2019. At March 31, 2019, the coupon paid by the borrower on the drawn amount is 5.87%, the remaining term associated with the loan is 1.4 years and the remaining commitment period on any undrawn amount is 1.4 years.

Exposure to Financial Counterparties

We finance a significant portion of our residential mortgage assets with repurchase agreements. In connection with these financing arrangements, we pledge our assets as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 3% to 5% of the amount borrowed for Agency MBS collateral, up to 35% for Non-Agency MBS and MSR-related asset collateral, up to 33% for residential whole loan collateral, and up to 35% for other interest-earning assets. Consequently, while repurchase agreement financing results in our recording a liability to the counterparty in our consolidated balance sheets, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

The table below summarizes our exposure to our counterparties at March 31, 2019, by country:

(Dollars in Thousands)	Number of Counterparties	Repurchase Agreement Financing	Exposure (1)	Exposure as a Percentage of MFA Total Assets
European Countries: (2)
Switzerland (3)	2	$1,348,313	$265,800	2.08%
United Kingdom	2	1,338,714	230,158	1.80
France	2	335,682	92,127	0.72
Holland	1	136,762	10,463	0.08
Total European	7	3,159,471	598,548	4.68%
Other Countries:
United States	14	$3,787,007	$835,651	6.53%
Canada (4)	2	923,927	248,677	1.94
South Korea	1	295,962	22,030	0.17
Japan (5)	2	246,420	19,472	0.15
China (5)	1	96,968	8,041	0.06
Total Other	20	5,350,284	1,133,871	8.85%
Total	27	$8,509,755	$1,732,419	13.53%

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

(4)
Includes Canada-based counterparties as well as U.S.-domiciled subsidiaries of Canadian parent entities. In the case of one counterparty, also includes exposure of $248.7 million to a Barbados-based affiliate of the Canadian parent entity.

(5)	Exposure is to U.S.-domiciled subsidiary of the Japanese or Chinese parent entity, as the case may be.

At March 31, 2019, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Uncertainty in the global financial market and weak economic conditions in Europe, including as a result of the United Kingdom’s vote to leave the European Union (commonly known as “Brexit”), could potentially impact our major European financial counterparties, with the possibility that this would also impact the operations of their U.S. domiciled subsidiaries. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general. Management monitors our exposure to our repurchase agreement counterparties on a regular basis, using various methods, including review of recent rating agency actions or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements with our counterparties. We intend to make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements, or take other necessary actions to reduce the amount of our exposure to a counterparty when such actions are considered necessary.

Tax Considerations

Current period estimated taxable income

We estimate that for the three months ended March 31, 2019, our taxable income was approximately $88.7 million. Based on dividends paid or declared during the three months ended March 31, 2019, we have undistributed taxable income of approximately $32.0 million, or $0.07 per share. We have until the filing of our 2019 tax return (due not later than October 15, 2020) to declare the distribution of any 2019 REIT taxable income not previously distributed.

Key differences between GAAP net income and REIT Taxable Income for Residential Mortgage Securities and Residential Whole Loans

Our total Non-Agency MBS portfolio for tax differs from our portfolio reported for GAAP primarily due to the fact that for tax purposes: (i) certain of the MBS contributed to the VIEs used to facilitate MBS resecuritization transactions were deemed to be sold; and (ii) the tax basis of underlying MBS considered to be reacquired in connection with the unwind of such transactions became the fair value of such securities at the time of the unwind. For GAAP reporting purposes the underlying MBS that were included in these MBS resecuritization transactions were not considered to be sold. Similarly, for tax purposes the residential whole loans contributed to the VIE used to facilitate our second quarter 2017 loan securitization transaction were deemed to be sold for tax purposes, but not for GAAP reporting purposes. In addition, for our Non-Agency MBS and residential whole loan tax portfolios, potential timing differences arise with respect to the accretion of discount and amortization of premium into income as well as the recognition of realized losses for tax purposes as compared to GAAP.  Further, use of fair value accounting for certain residential mortgage securities and residential whole loans for GAAP, but not tax, also gives rise to potential timing differences. Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

The determination of taxable income attributable to Non-Agency MBS and residential whole loans is dependent on a number of factors, including principal payments, defaults, loss mitigation efforts and loss severities.  In estimating taxable income for Non-Agency MBS and residential whole loans during the year, management considers estimates of the amount of discount expected to be accreted.  Such estimates require significant judgment and actual results may differ from these estimates.  Moreover, the deductibility of realized losses from Non-Agency MBS and residential whole loans and their effect on discount accretion and premium amortization are analyzed on an asset-by-asset basis and, while they will result in a reduction of taxable income, this reduction tends to occur gradually and primarily for Non-Agency MBS in periods after the realized losses are reported. In addition, for securitization and resecuritization transactions that were treated as a sale of the underlying MBS or residential whole loans for tax purposes, taxable gain or loss, if any, resulting from the unwind of such transactions is not recognized in GAAP net income.

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

Regulatory Developments

The U.S. Congress, Federal Reserve, U.S. Treasury, Federal Deposit Insurance Corporation, SEC and other governmental and regulatory bodies have taken and continue to consider additional actions in response to the 2007-2008 financial crisis.  In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act) created a new regulator, an independent bureau housed within the Federal Reserve System, and known as the Consumer Financial Protection Bureau (or the CFPB). The CFPB has broad authority over a wide range of consumer financial products and services, including mortgage lending and servicing.  One portion of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or Mortgage Reform Act), contains underwriting and servicing standards for the mortgage industry, restrictions on compensation for mortgage loan originators, and various other requirements related to mortgage origination and servicing.  In addition, the Dodd-Frank Act grants enforcement authority and broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating rating agencies.

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

The Federal Housing Finance Agency (or FHFA) and both houses of Congress have discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’ guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform.  While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations.  As the FHFA and both houses of Congress continue to consider various measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2019. In June 2018, the Trump Administration proposed a plan that would end the conservatorship of Fannie Mae and Freddie Mac and privatize the GSEs. However, we cannot be certain whether alternative plans may be proposed by the Trump Administration or if any housing and/or mortgage-related legislation will emerge from committee, or be approved by Congress, and if so, what the effect would be on our business.

Results of Operations

Quarter Ended March 31, 2019 Compared to the Quarter Ended March 31, 2018

General

For the first quarter of 2019, we had net income available to our common stock and participating securities of $85.1 million, or $0.19 per basic and diluted common share, compared to net income available to common stock and participating securities of $79.6 million, or $0.20 per basic and diluted common share, for the first quarter of 2018. The increase in net income available to common stock and participating securities primarily reflects higher net interest income primarily driven by increased investment in residential whole loans held at carrying value, higher net Other income, which resulted from higher net realized gains on sale of residential mortgage securities and unrealized gains on residential mortgage securities measured at fair value through earnings, partially offset by lower net gains on our residential whole loans measured at fair value through earnings. In addition, operating and other expenses were higher in the current quarter primarily due to higher costs in connection with our residential whole loan portfolio which has grown significantly compared to the prior year period.

For the first quarter of 2019, Core earnings were $0.17 per basic and diluted common share, compared to $0.20 per basic and diluted common share for the first quarter of 2018. Core earnings is a non-GAAP measure of our financial performance and is computed by adjusting GAAP net income available to common and participating securities by excluding the impact of unrealized gains and losses on certain of our investments. For additional information regarding the calculation of Core earnings, refer to page 71, under the heading “Core Earnings”.

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

For the first quarter of 2019, our net interest spread and margin were 1.98% and 2.41%, respectively, compared to a net interest spread and margin of 2.25% and 2.64%, respectively, for the first quarter of 2018. Our net interest income increased by $8.7 million, or 16.4%, to $61.9 million for the first quarter of 2019, from $53.2 million for the first quarter of 2018. Current quarter net interest income from residential whole loans held at carrying value and RPL/NPL MBS increased by approximately $20.1 million compared to the first quarter of 2018, primarily due to higher average amounts invested in these assets. These increases were offset by lower net interest income from Legacy Non-Agency MBS, CRT securities and Agency MBS compared to the first quarter of 2018 by approximately $9.8 million, primarily due to lower average amounts invested in these securities and higher funding costs, partially offset by higher yields earned on our Legacy Non-Agency MBS and Agency MBS portfolios. In addition, net interest income also includes $10.8 million of interest expense associated with residential whole loans held at fair value, reflecting a $2.1 million increase in borrowing costs related to these investments compared to the first quarter of 2018. Coupon interest income received from residential whole loans at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2019 and 2018.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended March 31,
	2019			2018
(Dollars in Thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Agency MBS (1)	$2,667,573	$18,441	2.77%	$2,774,118	$15,293	2.21%
Legacy Non-Agency MBS (1)	1,432,014	37,416	10.45	1,950,160	46,036	9.44
RPL/NPL MBS (1)	1,353,954	16,585	4.90	923,687	10,066	4.36
Total MBS	5,453,541	72,442	5.31	5,647,965	71,395	5.06
CRT securities (1)	441,528	6,200	5.62	621,056	9,496	6.12
Residential whole loans, at carrying value (2)	3,368,325	49,620	5.89	987,082	14,329	5.81
MSR-related assets (1)	788,705	10,620	5.39	478,974	7,623	6.37
Cash and cash equivalents (3)	156,306	764	1.96	330,460	909	1.10
Other interest-earning assets	89,648	1,306	5.83	—	—	—
Total interest-earning assets	10,298,053	140,952	5.47	8,065,537	103,752	5.15
Total non-interest-earning assets	2,494,610			2,791,814
Total assets	$12,792,663			$10,857,351

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements (4)	$8,282,621	$70,809	3.42%	$6,519,390	$45,717	2.80%
Securitized debt	675,678	6,206	3.67	357,819	2,827	3.16
Senior Notes	96,819	2,011	8.31	96,776	2,010	8.31
Total interest-bearing liabilities	9,055,118	79,026	3.49	6,973,985	50,554	2.90
Total non-interest-bearing liabilities	320,586			636,386
Total liabilities	9,375,704			7,610,371
Stockholders’ equity	3,416,959			3,246,980
Total liabilities and stockholders’ equity	$12,792,663			$10,857,351

Net interest income/net interest rate spread (5)		$61,926	1.98%		$53,198	2.25%
Net interest-earning assets/net interest margin (6)	$1,242,935		2.41%	$1,091,552		2.64%

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

	Three Months Ended March 31, 2019
	Compared to
	Three Months Ended March 31, 2018
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(611)	$3,759	$3,148
Legacy Non-Agency MBS	(13,159)	4,539	(8,620)
RPL/NPL MBS	5,149	1,370	6,519
CRT securities	(2,570)	(726)	(3,296)
Residential whole loans, at carrying value (1)	35,076	215	35,291
MSR-related assets	4,317	(1,320)	2,997
Cash and cash equivalents	(629)	484	(145)
Other interest-earning assets	1,306	—	1,306
Total net change in income from interest-earning assets	$28,879	$8,321	$37,200

Interest-bearing liabilities:
Agency repurchase agreements	$(104)	$3,758	$3,654
Legacy Non-Agency repurchase agreements	(2,522)	35	(2,487)
RPL/NPL MBS repurchase agreements	4,193	808	5,001
CRT securities repurchase agreements	(812)	644	(168)
MSR-related assets repurchase agreements	2,705	247	2,952
Residential whole loans at carrying value repurchase agreements	16,057	489	16,546
Residential whole loans at fair value repurchase agreements	(1,964)	802	(1,162)
Other repurchase agreements	756	—	756
Securitized debt	2,856	523	3,379
Senior Notes	1	—	1
Total net change in expense of interest-bearing liabilities	$21,166	$7,306	$28,472
Net change in net interest income	$7,713	$1,015	$8,728

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
March 31, 2019	1.98%	2.41%
December 31, 2018	2.17	2.60
September 30, 2018	2.41	2.82
June 30, 2018	2.30	2.66
March 31, 2018	2.25	2.64

(1)	Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)	Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)
March 31, 2019	2.77%	2.53%	0.24%	10.45%	3.30%	7.15%	4.90%	3.43%	1.47%	5.31%	2.95%	2.36%
December 31, 2018	2.72	2.36	0.36	10.65	3.30	7.35	4.82	3.27	1.55	5.36	2.82	2.54
September 30, 2018	2.21	2.22	(0.01)	10.76	3.29	7.47	5.01	3.10	1.91	5.49	2.73	2.76
June 30, 2018	2.03	2.04	(0.01)	9.89	3.30	6.59	4.52	3.19	1.33	5.16	2.64	2.52
March 31, 2018	2.21	1.91	0.30	9.44	3.29	6.15	4.36	2.94	1.42	5.06	2.53	2.53

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency MBS cost of funding includes (13), (5), 6, 9, and 26 basis points and Legacy Non-Agency MBS cost of funding includes (20), (4), 5, 8, and 30 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the first quarter of 2019 increased by $3.1 million, or 20.6%, to $18.4 million from $15.3 million for the first quarter of 2018.  This increase primarily reflects an increase in the net yield on our Agency MBS to 2.77% for the first quarter of 2019 from 2.21% for the first quarter of 2018 partially offset by a $106.5 million decrease in the average amortized cost of our Agency MBS portfolio, due primarily to portfolio run-off, to $2.7 billion for the first quarter of 2019 from $2.8 billion for the first quarter of 2018. At the end of the first quarter of 2019, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the first quarter of 2018.  In addition, for the first quarter of 2019, our Agency MBS portfolio experienced a 13.6% CPR and we recognized $6.2 million of net premium amortization compared to a CPR of 12.7% and $5.7 million of net premium amortization for the first quarter of 2018. At March 31, 2019, we had net purchase premiums on our Agency MBS of $96.8 million, or 3.9% of current par value, compared to net purchase premiums of $103.0 million, or 3.9% of par value, at December 31, 2018.

Interest income on our Non-Agency MBS decreased $2.1 million, or 3.7%, for the first quarter of 2019 to $54.0 million compared to $56.1 million for the first quarter of 2018. This decrease is primarily due to portfolio run-off and sales, which resulted in a decrease in the average amortized cost of our Non-Agency MBS portfolio of $87.9 million, or 3.1%, to $2.8 billion for the first quarter of 2019 from $2.9 billion for the first quarter of 2018. This decrease more than offset the impact of the higher yields generated on our Legacy Non-Agency MBS portfolio, which were 10.45% for the first quarter of 2019 compared to 9.44% for the first quarter of 2018. The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects changes in interest rates since the first quarter of the prior year, the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases and higher accretion income recognized in the current quarter due the impact of the cash proceeds received during 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities and Lehman Brothers Holdings Inc. Our RPL/NPL MBS portfolio yielded 4.90% for the first quarter of 2019 compared to 4.36% for the first quarter of 2018. The increase in the net yield primarily reflects an increase in the average coupon yield to 4.86% for the first quarter of 2019 from 4.35% for the first quarter of 2018.

During the first quarter of 2019, we recognized net purchase discount accretion of $13.3 million on our Non-Agency MBS, compared to $17.2 million for the first quarter of 2018.  At March 31, 2019, we had net purchase discounts of $631.3 million, including Credit Reserve and previously recognized OTTI of $502.7 million, on our Legacy Non-Agency MBS, or 31.6% of par value.  During the first quarter of 2019 we reallocated $3.8 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
March 31, 2019	3.69%	2.77%	13.6%	6.78%	10.45%	12.7%	4.86%	4.90%	11.6%
December 31, 2018	3.58	2.72	12.5	6.64	10.65	14.7	4.75	4.82	12.9
September 30, 2018	3.32	2.21	16.8	6.32	10.76	16.8	4.56	5.01	19.6
June 30, 2018	3.09	2.03	16.2	6.09	9.89	15.8	4.49	4.52	20.4
March 31, 2018	3.02	2.21	12.7	5.91	9.44	14.9	4.35	4.36	14.0

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

Interest income on our residential whole loans held at carrying value increased by $35.3 million, or 246.3%, for the first quarter of 2019, to $49.6 million compared to $14.3 million for the first quarter of 2018. This increase primarily reflects a $2.4 billion increase in the average balance of this portfolio to $3.4 billion for the first quarter of 2019 from $987.1 million for the first quarter of 2018 and an increase in the yield (net of servicing costs) to 5.89% for the first quarter of 2019 from 5.81% for the first quarter of 2018.

Interest Expense

Our interest expense for the first quarter of 2019 increased by $28.5 million, or 56.3%, to $79.0 million from $50.6 million for the first quarter of 2018.  This increase primarily reflects an increase in financing rates on our repurchase agreement financings, an increase in our average borrowings and securitized debt to finance residential whole loans held at carrying value, RPL/NPL MBS and MSR-related assets, which was partially offset by a decrease in our average repurchase agreement borrowings to finance our Legacy Non-Agency MBS and Agency MBS portfolios, residential whole loans held at fair value and CRT securities. The effective interest rate paid on our borrowings increased to 3.49% for the quarter ended March 31, 2019 from 2.90% for the quarter ended March 31, 2018.

Payments made and/or received on our Swaps designated as hedges for accounting purposes are a component of our borrowing costs and resulted in a reduction in interest expense of $1.2 million, or 5 basis points, for the first quarter of 2019, as compared to an increase in interest expense of $2.8 million, or 16 basis points, for the first quarter of 2018.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 2.31% for the quarter ended March 31, 2019 from 2.04% for the quarter ended and March 31, 2018.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 2.49% for the quarter ended March 31, 2019 from 1.60% for the quarter ended March 31, 2018.

Other Income, net

For the first quarter of 2019, Other Income, net increased by $3.5 million, or 7.4%, to $51.2 million compared to $47.7 million for the first quarter of 2018.  The components of Other Income, net for the first quarter of 2019 and 2018 are summarized in the table below:

	Quarter Ended March 31,
(In Thousands)	2019	2018
Net gains on residential whole loans measured at fair value through earnings	$25,267	$38,498
Net realized gains on residential mortgage securities sold	24,609	8,817
Net unrealized gain/(loss) on residential mortgage securities measured at fair value through earnings	8,672	(880)
Liquidation gains on Purchased Credit Impaired Loans and other loan related income	2,807	2,505
Net loss on Swaps not designated as hedges for accounting purposes	(8,944)	—
Net loss on REO properties	(1,929)	(1,351)
OTTI and other	687	71
Total Other Income, net	$51,169	$47,660

Operating and Other Expense

For the first quarter of 2019, we had compensation and benefits and other general and administrative expenses of $13.2 million, or 1.55% of average equity, compared to $10.6 million, or 1.30% of average equity, for the first quarter of 2018.  Compensation and benefits expense increased by approximately $1.8 million to $8.6 million for the first quarter of 2019, compared to $6.7 million for the first quarter of 2018, primarily due to higher salary expense, incentive compensation and expense recognized in connection with long term incentive awards that were granted earlier in the current quarter than in the prior year end period. Our other general and administrative expenses increased by $813,000 to $4.6 million for the quarter ended March 31, 2019 compared to $3.8 million for the quarter ended March 31, 2018 primarily due to higher professional services related costs and higher costs associated with deferred compensation to Directors in the current year period, which were impacted this quarter by changes in the Company’s stock price.

Operating and Other Expense for the first quarter of 2019 also includes $11.0 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $4.2 million, or 60.4%, primarily due to increases in non-recoverable advances on REO as well higher servicing and related fees associated with this portfolio. In addition, the current year period included a provision for loan losses recorded against Purchased Performing Loans and an increase in the allowance for loan losses on Purchased Credit Impaired residential whole loans.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
March 31, 2019	2.66%	10.40%	26.71%	1.05	2.7	$7.11
December 31, 2018	1.87	6.96	28.65	1.54	2.6	7.15
September 30, 2018	2.94	10.21	30.15	1.05	2.3	7.46
June 30, 2018	2.58	8.74	31.19	1.18	2.3	7.54
March 31, 2018	2.93	10.27	29.91	1.00	2.2	7.62

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)
Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled purchases, obligations to return securities obtained as collateral and Senior Notes divided by stockholders’ equity.

(6)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

Core Earnings

Reconciliation of GAAP and Non-GAAP Financial Measures

“Core earnings” is a non-GAAP financial measure of our operating performance, within the meaning of Regulation G and Item 10(e) of Regulation S-K, as promulgated by the Securities and Exchange Commission. Core earnings excludes certain unrealized gains and losses that we are required to include in GAAP Net Income each period because management believes that these items, which to date have typically resulted from short-term market volatility or other market technical factors and not due to changes in fundamental asset cash flows, are not reflective of the economic income generated by our investment portfolio. Accordingly, we believe that the adjustments to compute Core earnings specified below better allow investors and analysts to evaluate our financial results, including by analyzing changes in our Core earnings between periods. In addition to using Core earnings in the evaluation of investment portfolio performance over time, Management considers estimates of periodic Core earnings as an input to the determination of the level of quarterly dividends to common shareholders that are recommended to the Board of Directors for approval and in its forecasting and decision-making processes relating to the allocation of capital between different asset classes.

We believe that Core earnings provides useful supplemental information to both management and investors in evaluating our financial results. Core earnings should be used in conjunction with results presented in accordance with GAAP. Core earnings does not represent and should not be considered as a substitute for Net Income or Cash Flows from Operating Activities, each as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of our GAAP net income available to common stock and participating securities to our non-GAAP Core earnings for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2019	2018
GAAP Net Income Available to Common Stock and Participating Securities	$85,107	$79,645
Adjustments:
Unrealized (gain)/loss on CRT securities measured at fair value through earnings	(2,690)	880
Unrealized net (gain) on Agency MBS measured at fair value through earnings and related swaps that are not accounted for as hedging transactions	(4,840)	—
Total adjustments	$(7,530)	$880
Core earnings	$77,577	$80,525

GAAP earnings per common share	$0.19	$0.20
Core earnings per common share	$0.17	$0.20
Weighted average common shares for earnings per share	450,358	398,317

Recent Accounting Standards to Be Adopted in Future Periods

Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (or ASU 2016-13). The amendments in ASU 2016-13 require entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 also requires enhanced financial statement disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The amendments in this ASU are required to be applied by recording a cumulative-effect adjustment to equity as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. We are currently in the process of updating our system and processes to meet the new requirements of this ASU. We will continue to monitor and evaluate the potential effects that ASU 2016-13 will have on our consolidated financial statements and related disclosures.

Under ASU 2016-13, credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in this ASU require that credit losses be recorded through an allowance for credit losses, which will allow subsequent reversals in credit loss estimates to be recognized in current income. In addition, the allowance on available-for-sale debt securities will be limited to the extent that the fair value is less than the amortized cost. Based on our initial evaluation of the amendments in this ASU, we anticipate being required to make changes to the way we account for credit impairment losses on our available-for-sale debt securities. Under our current accounting, credit impairment losses are generally required to be recorded as OTTI, which directly reduce the carrying amount of impaired securities, and are recorded in earnings and are not reversed if expected cash flows subsequently recover. Under the new guidance, credit impairments on such securities will be recorded as an allowance for credit losses that are also recorded in earnings, but the allowance can be reversed through earnings in a subsequent period if expected cash flows subsequently recover. We do not expect that transaction to the new available for sale debt securities guidance will result in a material change to our retained earnings.

In addition, we expect that the new guidance will also result in changes to the accounting and presentation of our residential whole loans held at carrying value. We currently anticipate that, upon adoption, the guidance will result in an increase in the gross carrying amount of our Purchased Credit Impaired Loans held at carrying value by the amount of the allowance for loan losses calculated under the new guidance. Thereafter, changes in the expected cash flows of such assets are expected to result in the recognition (or reversal) of an allowance for loan losses that will impact earnings. In addition, we expect that the guidance will result in an increase in the allowance for credit losses for our Purchased Performing Loans held at carrying value, with a resulting negative adjustment to retained earnings.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at March 31, 2019, we had approximately 11.7 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the three months ended March 31, 2019, we issued 74,463 shares of common stock through our DRSPP, raising net proceeds of approximately $545,000. During 2018, we issued approximately 50.9 million shares of common stock in a public offering, generating net proceeds of approximately $389.4 million.

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

The following tables present information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at March 31, 2019 and December 31, 2018:

At March 31, 2019	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.49%	3.00%	5.00%
Legacy Non-Agency MBS	20.50	15.00	35.00
RPL/NPL MBS	21.23	15.00	30.00
CRT securities	19.49	17.00	25.00
Residential whole loans	15.54	8.00	33.00
MSR-related assets	21.35	20.00	30.00
Other	21.61	20.00	35.00

At December 31, 2018	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.60%	3.00%	5.00%
Legacy Non-Agency MBS	21.38	15.00	35.00
RPL/NPL MBS	21.31	15.00	30.00
CRT securities	20.01	17.00	25.00
Residential whole loans	16.55	8.00	33.00
MSR-related assets	21.88	20.00	30.00
Other	21.15	20.00	35.00

During the first three months of 2019, the weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have remained fairly consistent compared to the end of 2018.

Repurchase agreement funding for our residential mortgage investments has been available to us at generally attractive market terms from multiple counterparties.  Typically, due to the risks inherent in credit sensitive residential mortgage investments, repurchase agreement funding involving such investments is available at terms requiring higher collateralization and higher interest rates than repurchase agreement funding secured by Agency MBS.  Therefore, we generally expect to be able to finance our acquisitions of Agency MBS on more favorable terms than financing for credit sensitive investments.

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

At March 31, 2019, we had a total of $10.2 billion of MBS, CRT securities, residential whole loans and MSR-related assets and $42.0 million of restricted cash pledged against our repurchase agreements and Swaps. At March 31, 2019, we have access to various sources of liquidity which we estimate exceeds $217.4 million. This includes (i) $76.6 million of cash and cash equivalents; (ii) $78.7 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $62.1 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. In addition, we have $1.1 billion of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets, including loan securitization.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
March 31, 2019	$8,282,621	$8,509,713	$8,509,713	$675,678	$659,184	$679,269
December 31, 2018	7,672,309	7,879,087	7,879,087	699,207	684,420	702,377
September 30, 2018	6,594,050	7,278,270	7,278,270	665,572	714,203	744,521
June 30, 2018	6,189,916	5,892,228	6,319,178	432,283	518,655	523,490
March 31, 2018	6,519,390	6,558,860	6,558,860	357,819	351,278	361,002

(1)	The information presented in the table above excludes Senior Notes issued in April 2012. The outstanding balance of Senior Notes has been unchanged at $100.0 million since issuance.

 Cash Flows and Liquidity for the Three Months Ended March 31, 2019

Our cash, cash equivalents and restricted cash increased by $29.9 million during the three months ended March 31, 2019, reflecting: $497.5 million used in our investing activities; $490.2 million provided by our financing activities; and $37.1 million provided by our operating activities.

At March 31, 2019, our debt-to-equity multiple was 2.7 times compared to 2.6 times at December 31, 2018. At March 31, 2019, we had borrowings under repurchase agreements of $8.5 billion with 26 counterparties, of which $2.4 billion were secured by Agency MBS, $1.4 billion were secured by Legacy Non-Agency MBS, $1.0 billion were secured by RPL/NPL MBS, $338.8 million were secured by CRT securities, $2.7 billion were secured by residential whole loans, $647.5 million were secured by MSR-related assets and $54.4 million were secured by other interest-earning assets.  We continue to have available capacity under our repurchase agreement credit lines.  In addition, at March 31, 2019, we had securitized debt of $659.2 million in connection with our loan securitization transactions. At December 31, 2018, we had borrowings under repurchase agreements of $7.9 billion with 26 counterparties, of which $2.4 billion were secured by Agency MBS, $1.4 billion were secured by Legacy Non-Agency MBS, $1.1 billion were secured by RPL/NPL MBS, $391.6 million were secured by CRT securities, $2.0 billion were secured by residential whole loans, $474.1 million were secured by MSR-related assets and $76.4 million were secured by other interest-earning assets. In addition, at December 31, 2018, we had securitized debt of $684.4 million in connection with our loan securitization transactions.

During the three months ended March 31, 2019, $497.5 million was used in our investing activities.  We paid $1.0 billion for purchases of residential whole loans, loan related investments and capitalized advances, and purchased $219.9 million of MSR-related assets, $102.8 million of Non-Agency MBS, and $4.5 million of CRT securities funded with cash and repurchase agreement borrowings.  In addition, during the three months ended March 31, 2019, we received cash of $391.6 million from prepayments and scheduled amortization on our MBS, CRT securities and MSR-related assets, of which $160.7 million was attributable to Agency MBS, $224.0 million was from Non-Agency MBS, and $6.9 million was attributable to MSR-related assets, and we sold certain of our investment securities for $208.3 million, realizing net gains of $24.6 million. While we generally intend to hold our MBS and CRT securities as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. During the three months ended March 31, 2019 we received $233.7 million of principal payments on residential whole loans and $24.0 million of proceeds on sales of REO.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
March 31, 2019	$49,139	$—	$49,139	$65,461	$16,322
December 31, 2018	14,452	—	14,452	23,760	9,308
September 30, 2018	61,492	3,005	64,497	8,294	(56,203)
June 30, 2018	44,278	—	44,278	20,001	(24,277)
March 31, 2018	40,831	—	40,831	18,835	(21,996)

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through March 31, 2019.

During the three months ended March 31, 2019, we paid $90.2 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $3.8 million on our preferred stock. On March 6, 2019, we declared our first quarter 2019 dividend on our common stock of $0.20 per share; on April 30, 2019, we paid this dividend, which totaled approximately $90.4 million, including dividend equivalents of approximately $256,000.

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

At March 31, 2019, MFA’s $4.4 billion of Agency MBS and Legacy Non-Agency MBS were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
Time to Reset	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
(Dollars in Thousands)
< 2 years (5)	$962,423	5	19.2%	$1,115,108	5	14.2%	$2,077,531	5	16.4%
2-5 years	112,552	39	4.0	—	—	—	112,552	39	4.0
> 5 years	9,570	75	3.5	—	—	—	9,570	75	3.5
ARM-MBS Total	$1,084,545	9	17.5%	$1,115,108	5	14.2%	$2,199,653	7	15.7%
15-year fixed (6)	$746,815		9.0%	$1,117		31.6%	$747,932		9.0%
30-year fixed (6)	714,713		12.6	648,114		10.3	1,362,827		11.4
40-year fixed (6)	—		—	46,546		11.0	46,546		11.0
Fixed-Rate Total	$1,461,528		10.7%	$695,777		10.4%	$2,157,305		10.6%
MBS Total	$2,546,073		13.6%	$1,810,885		12.7%	$4,356,958		13.2%

(1)	Excludes $1.3 billion of RPL/NPL MBS. Refer to table below for further information.

(2)	Does not include principal payments receivable of $524,000.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic and/or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	3 month average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating-rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at March 31, 2019:

(Dollars in Thousands)	Fair Value	Net Coupon	Months to Step-Up (1)	3 Month Average Bond CPR (2)
Re-Performing loans	$94,644	4.34%	25	—%
Non-Performing loans	1,190,880	4.97	25	12.5
Total RPL/NPL MBS	$1,285,524	4.92%	25	11.6%

(1)
Months to step-up is the weighted average number of months remaining before the coupon interest rate increases pursuant to the first coupon reset. We anticipate that the securities will be redeemed prior to the step-up date.

(2)	All principal payments are considered to be prepayments for CPR purposes.

At March 31, 2019, our CRT securities and MSR-related assets had a fair value of $423.7 million and $825.4 million, respectively, and their coupons reset monthly based on one-month LIBOR.

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at March 31, 2019.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at March 31, 2019.

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$12,409,887	$47,240	$12,457,127	$(166,661)	(3.32)%	(1.32)%
+ 50 Basis Point Increase	$12,533,967	$14,595	$12,548,562	$(75,226)	(1.22)%	(0.60)%
Actual at March 31, 2019	$12,641,839	$(18,051)	$12,623,788	$—	—%	—%
- 50 Basis Point Decrease	$12,733,503	$(50,696)	$12,682,807	$59,019	0.75%	0.47%
-100 Basis Point Decrease	$12,808,958	$(83,342)	$12,725,616	$101,828	0.54%	0.81%

(1)	Such assets include MBS and CRT securities, residential whole loans and REO, MSR-related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2019.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At March 31, 2019, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At March 31, 2019, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps and securitized debt, of 1.07 which is the weighted average of 1.64 for our Agency MBS, 0.88 for our Non-Agency investments, 2.24 for our Residential whole loans, (1.80) for our Swaps and securitized debt, and 0.18 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.51), which is the weighted average of (0.86) for our Agency MBS, zero for our Swaps and securitized debt, (0.12) for our Non-Agency MBS, (0.71) for our Residential whole loans and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Credit Risk

Although we do not believe that we are exposed to credit risk in our Agency MBS portfolio, we are exposed to credit risk through our credit sensitive residential mortgage investments, in particular Legacy Non-Agency MBS, CRT securities and residential whole loans and to a lesser extent our investments in RPL/NPL MBS and MSR-related assets. Our exposure to credit risk from our credit sensitive investments is discussed in more detail below:

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

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics of the mortgage loans underlying our Legacy Non-Agency MBS.  The following table presents certain information about our Legacy Non-Agency MBS portfolio at March 31, 2019.  Information presented with respect to the weighted average Fair Isaac Corporation (or FICO) scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, do not reflect the impact of the general changes in home prices or changes in borrowers’ credit scores or the current use of the mortgaged properties.

The information in the table below is presented as of March 31, 2019:

(Dollars in Thousands)	Securities with Average Loan FICO of 715 or Higher (1)	Securities with Average Loan FICO Below 715 (1)	Total

Number of securities	192	136	328
MBS current face (2)	$1,185,669	$811,759	$1,997,428
Total purchase discounts, net (2)	$(338,229)	$(293,045)	$(631,274)
Purchase discount designated as Credit Reserve and OTTI (2)(3)	$(230,827)	$(271,828)	$(502,655)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	19.5%	33.5%	25.2%
MBS amortized cost (2)	$847,440	$518,714	$1,366,154
MBS fair value (2)	$1,091,296	$719,589	$1,810,885
Weighted average fair value to current face	92.0%	88.6%	90.7%
Weighted average coupon (4)	4.52%	5.21%	4.80%
Weighted average loan age (months) (4)(5)	152	157	154
Weighted average current loan size (4)(5)	$423	$253	$354
Percentage amortizing (6)	100%	99%	100%
Weighted average FICO score at origination (4)(7)	727	702	717
Owner-occupied loans	90.3%	86.5%	88.7%
Rate-term refinancings	24.4%	16.6%	21.2%
Cash-out refinancings	34.4%	44.2%	38.4%
3 Month CPR (5)	13.7%	12.6%	13.3%
3 Month CRR (5)(8)	11.2%	9.7%	10.6%
3 Month CDR (5)(8)	2.8%	3.2%	3.0%
3 Month loss severity	49.7%	73.7%	60.2%
60+ days delinquent (7)	10.4%	12.3%	11.2%
Percentage of always current borrowers (Lifetime) (9)	26.7%	22.1%	24.8%
Percentage of always current borrowers (12M) (10)	76.4%	71.6%	74.5%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

(2)
Excludes Non-Agency MBS issued since 2012 in which the underlying collateral consists of RPL/NPL MBS. These Non-Agency MBS have a current face of $1.3 billion, amortized cost of $1.3 billion, fair value of $1.3 billion and purchase discounts of $482,000 at March 31, 2019.

(3)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(4)	Weighted average is based on MBS current face at March 31, 2019.

(5)	Information provided is based on loans for individual groups owned by us.

(6)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(7)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(8)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(9)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations by state of the mortgages collateralizing our Legacy Non-Agency MBS at March 31, 2019:

Property Location	Percent of Unpaid Principal Balance
California	42.3%
Florida	8.0%
New York	7.7%
New Jersey	3.9%
Maryland	3.9%

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

CRT Securities

We are exposed to potential credit losses from our investments in CRT securities issued by or sponsored by Fannie Mae and Freddie Mac. While CRT securities are issued by or sponsored by these GSEs, payment of principal on these securities is not guaranteed. As an investor in a CRT security, we may incur a loss if losses on the mortgage loans in the reference pool exceed the credit enhancement on the underlying CRT security owned by us or if an actual pool of loans experience losses. We assess the credit risk associated with our investments in CRT securities by assessing the current and expected future performance of the associated loan pool.

Residential Whole Loans

We are also exposed to credit risk from our investments in residential whole loans. Our investment process for non-performing and Purchased Credit Impaired Loans residential whole loans is generally similar to that used for Legacy Non-Agency MBS and is likewise focused on quantifying and pricing credit risk. Non-Performing and Purchased Credit Impaired Loans are acquired at purchase prices that are generally discounted to the contractual loan balances based on a number of factors, including the impaired credit history of the borrower and the value of the collateral securing the loan. In addition, as we generally own the mortgage-servicing rights associated with these loans, our process is also focused on selecting a sub-servicer with the appropriate expertise to mitigate losses and maximize our overall return. This involves, among other things, performing due diligence on the sub-servicer prior to their engagement as well as ongoing oversight and surveillance. To the extent that delinquencies and defaults on these loans are higher than our expectation at the time the loans were purchased, the discounted purchase price at which the asset is acquired is intended to provide a level of protection against financial loss.

Credit risk on Purchased Performing Loans is mitigated through our process to underwrite the loan before it is purchased and includes an assessment of the borrower’s financial condition and ability to repay the loan, nature of the collateral and relatively low LTV, including after-repair LTV for the majority of our Rehabilitation loans.

The following table presents certain information about our Residential whole loans, at carrying value at March 31, 2019:

	Purchased Performing Loans		Purchased Credit Impaired Loans
	Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	Total
Carrying value	$2,829,111	$121,593	$413,045	$360,895	$3,724,644
Unpaid principal balance (UPB)	$2,784,775	$122,002	$476,261	$493,092	$3,876,130
Weighted average coupon (1)	6.3%	6.7%	4.5%	4.4%	5.9%
Weighted average term to maturity (months)	268	327	274	326	278
Weighted average LTV (2)	63.3%	91.0%	58.8%	110.6%	69.5%
Loans 90+ days delinquent	$26,490	$37	$28,980	$48,279	$103,786

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

(2)
LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $79.0 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 67%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at March 31, 2019:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	35.0%
Florida	10.8%
New York	8.7%
New Jersey	5.6%
Illinois	3.4%

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
Corporate Loan

We have participated in a loan agreement to provide financing to an entity that originates residential whole loans and owns the related MSRs. We assess the credit risk associated with this loan participation by considering various factors, including the current status of the loan, changes in fair value of the MSRs that secure the loan and the recent financial performance of the borrower.

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

Liquidity Risk

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  We pledge residential mortgage assets and cash to secure our repurchase agreements and Swaps.  At March 31, 2019, we had access to various sources of liquidity which we estimate to be in excess of $217.4 million, an amount which includes: (i) $76.6 million of cash and cash equivalents, (ii) $78.7 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that are currently pledged in excess of contractual requirements, and (iii) $62.1 million in estimated financing available from currently unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements.  Our sources of liquidity do not include restricted cash. In addition, we have $1.1 billion of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets including loan securitization. Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position.  Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. As such, we cannot assure you that we will always be able to roll over our repurchase agreement financings.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2019, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2019. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. There are no material changes from the risk factors set forth in such Annual Report on Form 10-K. However, the risks and uncertainties that the Company faces are not limited to those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Additional risks and uncertainties not currently known to the Company (or that it currently believes to be immaterial) may also adversely affect the Company’s business and the trading price of our securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

As previously disclosed, in August 2005, the Company’s Board authorized a Repurchase Program, to repurchase up to 4.0 million shares of the Company’s outstanding common stock under the Repurchase Program.  The Board reaffirmed such authorization in May 2010.  In December, 2013, the Company’s Board increased the number of shares authorized for repurchase to an aggregate of 10.0 million shares (under which approximately 6.6 million shares remain available for repurchase). Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate (including, in its discretion, through the use of one or more plans adopted under Rule 10b-5-1 promulgated under the 1934 Act), using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice.

The Company engaged in no share repurchase activity during the first quarter of 2019 pursuant to the Repurchase Program. The Company did, however, withhold restricted shares (under the terms of grants under its Equity Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.  The following table presents information with respect to (i) such withheld restricted shares and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month		Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
January 1-31, 2019:
Repurchase Program	(2)	—	$—	—	6,616,355
Employee Transactions	(3)	370,244	7.05	N/A	N/A
February 1-28, 2019:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	—	—	N/A	N/A
March 1-31, 2019:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	—	$—	N/A	N/A
Total Repurchase Program	(2)	—	$—	—	6,616,355
Total Employee Transactions	(3)	370,244	$7.05	N/A	N/A

(1)	Includes brokerage commissions.

(2)	As of March 31, 2019, the Company had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.

(3)	The Company’s Equity Plan provides that the value of the shares delivered or withheld be based on the price of its common stock on the date the relevant transaction occurs.

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

Date: May 7, 2019	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
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