Form 10-Q
period 2019-06-30
MFA FINANCIAL, INC.
filed 2019-08-07
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2019

or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 1-13991
MFA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________________________

Maryland		13-3974868
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

350 Park Avenue, 20th Floor
New York	New York	10022
(Address of principal executive offices)		(Zip Code)
 (212) 207-6400
(Registrant’s telephone number, including area code)
_____________________________________________

Not Applicable
(Former name, former address and former fiscal year, if changed since last period)
____________________________________________________________________

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

450,701,064 shares of the registrant’s common stock, $0.01 par value, were outstanding as of August 2, 2019.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)	June 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Residential mortgage securities:
Agency MBS, at fair value ($2,223,163 and $2,575,331 pledged as collateral, respectively)	$2,257,375	$2,698,213
Non-Agency MBS, at fair value ($2,705,825 and $3,248,900 pledged as collateral, respectively)	2,728,270	3,318,299
Credit Risk Transfer (“CRT”) securities, at fair value ($403,381 and $480,315 pledged as collateral, respectively)	407,316	492,821
Residential whole loans, at carrying value ($2,814,259 and $1,645,372 pledged as collateral, respectively) (1)	4,391,983	3,016,715
Residential whole loans, at fair value ($777,087 and $738,638 pledged as collateral, respectively) (1)	1,525,814	1,665,978
Mortgage servicing rights (“MSR”) related assets ($1,169,872 and $611,807 pledged as collateral, respectively)	1,169,872	611,807
Cash and cash equivalents	88,661	51,965
Restricted cash	31,056	36,744
Other assets	607,745	527,785
Total Assets	$13,208,092	$12,420,327

Liabilities:
Repurchase agreements	$8,630,642	$7,879,087
Other liabilities	1,174,077	1,125,139
Total Liabilities	$9,804,719	$9,004,226

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 450,622 and 449,787 shares issued and outstanding, respectively	4,506	4,498
Additional paid-in capital, in excess of par	3,625,399	3,623,275
Accumulated deficit	(638,396)	(632,040)
Accumulated other comprehensive income	411,784	420,288
Total Stockholders’ Equity	$3,403,373	$3,416,101
Total Liabilities and Stockholders’ Equity	$13,208,092	$12,420,327

(1)
Includes approximately $197.0 million and $209.4 million of Residential whole loans, at carrying value and $616.0 million and $694.7 million of Residential whole loans, at fair value transferred to consolidated variable interest entities (“VIEs”) at June 30, 2019 and December 31, 2018, respectively. Such assets can be used only to settle the obligations of each respective VIE.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2019	2018	2019	2018
Interest Income:
Agency MBS	$15,274	$13,170	$33,715	$28,463
Non-Agency MBS	52,027	55,043	106,028	111,145
CRT securities	5,094	8,695	11,294	18,191
Residential whole loans held at carrying value	57,879	17,935	107,499	32,264
MSR-related assets	12,338	6,219	22,958	13,842
Cash and cash equivalent investments	1,036	685	1,800	1,594
Other interest-earning assets	1,287	—	2,593	—
Interest Income	$144,935	$101,747	$285,887	$205,499

Interest Expense:
Repurchase agreements	$75,890	$46,234	$146,699	$91,951
Other interest expense	9,154	5,576	17,371	10,413
Interest Expense	$85,044	$51,810	$164,070	$102,364

Net Interest Income	$59,891	$49,937	$121,817	$103,135

Other Income, net:
Net gain on residential whole loans measured at fair value through earnings	$51,473	$32,443	$76,740	$70,941
Net realized gain on sales of residential mortgage securities	7,710	7,429	32,319	16,246
Net unrealized gain/(loss) on residential mortgage securities measured at fair value through earnings	—	(2,351)	8,672	(3,231)
Net (loss)/gain on Swaps not designated as hedges for accounting purposes	(7,394)	353	(16,338)	353
Other, net	5,073	3,132	6,638	4,357
Other Income, net	$56,862	$41,006	$108,031	$88,666

Operating and Other Expense:
Compensation and benefits	$7,841	$7,038	$16,395	$13,786
Other general and administrative expense	5,934	5,582	10,579	9,414
Loan servicing and other related operating expenses	9,938	7,928	20,977	14,811
Operating and Other Expense	$23,713	$20,548	$47,951	$38,011

Net Income	$93,040	$70,395	$181,897	$153,790
Less Preferred Stock Dividends	3,750	3,750	7,500	7,500
Net Income Available to Common Stock and Participating Securities	$89,290	$66,645	$174,397	$146,290

Basic Earnings per Common Share	$0.20	$0.17	$0.39	$0.36
Diluted Earnings per Common Share	$0.20	$0.17	$0.38	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Net income	$93,040	$70,395	$181,897	$153,790
Other Comprehensive Income/(Loss):
Unrealized gain/(loss) on Agency MBS, net	13,555	(9,641)	21,880	(18,331)
Unrealized gain/(loss) on Non-Agency MBS, CRT securities and MSR term notes, net	10,453	(11,115)	22,427	(38,308)
Reclassification adjustment for MBS sales included in net income	(6,371)	(5,178)	(21,576)	(15,458)
Derivative hedging instrument fair value changes, net	(19,706)	7,915	(30,151)	27,584
Amortization of de-designated hedging instruments, net	(743)	—	(1,084)	—
Other Comprehensive Income/(Loss)	(2,812)	(18,019)	(8,504)	(44,513)
Comprehensive income before preferred stock dividends	$90,228	$52,376	$173,393	$109,277
Dividends declared on preferred stock	(3,750)	(3,750)	(7,500)	(7,500)
Comprehensive Income Available to Common Stock and Participating Securities	$86,478	$48,626	$165,893	$101,777

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2019
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	8,000	$80	449,787	$4,498	$3,623,275	$(632,040)	$420,288	$3,416,101
Net income	—	—	—	—	—	88,857	—	88,857
Issuance of common stock, net of expenses	—	—	1,066	7	544	—	—	551
Repurchase of shares of common stock (1)	—	—	(370)	—	(2,610)	—	—	(2,610)
Equity based compensation expense	—	—	—	—	992	—	—	992
Accrued dividends attributable to stock-based awards	—	—	—	—	435	—	—	435
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(90,097)	—	(90,097)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(256)	—	(256)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	5,094	5,094
Derivative hedging instrument fair value changes, net	—	—	—	—	—	—	(10,786)	(10,786)
Balance at March 31, 2019	8,000	$80	450,483	$4,505	$3,622,636	$(637,286)	$414,596	$3,404,531
Net income	—	—	—	—	—	93,040	—	93,040
Issuance of common stock, net of expenses	—	—	139	1	585	—	—	586
Repurchase of shares of common stock (1)	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	2,438	—	—	2,438
Accrued dividends attributable to stock-based awards	—	—	—	—	(260)	—	—	(260)
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(90,124)	—	(90,124)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(276)	—	(276)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	17,637	17,637
Derivative hedging instrument fair value changes, net	—	—	—	—	—	—	(20,449)	(20,449)
Balance at June 30, 2019	8,000	$80	450,622	$4,506	$3,625,399	$(638,396)	$411,784	$3,403,373

(1)  For the six months ended June 30, 2019 includes approximately $2.6 million (370,244 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2018
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	8,000	$80	397,831	$3,978	$3,227,304	$(578,950)	$609,224	$3,261,636
Cumulative effect adjustment on adoption of new accounting standard for revenue recognition	—	—	—	—		295	—	295
Net income	—	—	—	—	—	83,395	—	83,395
Issuance of common stock, net of expenses	—	—	849	6	1,224	—	—	1,230
Repurchase of shares of common stock (1)	—	—	(251)	—	(1,957)	—	—	(1,957)
Equity based compensation expense	—	—	—	—	549	—	—	549
Accrued dividends attributable to stock-based awards	—	—	—	—	430	—	—	430
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(79,686)	—	(79,686)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(217)	—	(217)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	(46,163)	(46,163)
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	19,669	19,669
Balance at March 31, 2018	8,000	$80	398,429	$3,984	$3,227,550	$(578,913)	$582,730	$3,235,431
Net income	—	—	—	—	—	70,395	—	70,395
Issuance of common stock, net of expenses	—	—	104	1	480	—	—	481
Repurchase of shares of common stock (1)	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	2,255	—	—	2,255
Accrued dividends attributable to stock-based awards	—	—	—	—	(230)	—	—	(230)
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(79,706)	—	(79,706)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(244)	—	(244)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	(25,934)	(25,934)
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	7,915	7,915
Balance at June 30, 2018	8,000	$80	398,533	$3,985	$3,230,055	$(592,218)	$564,711	$3,206,613

(1)  For the six months ended June 30, 2018, includes approximately $2.0 million (250,946 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$181,897	$153,790
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of residential mortgage securities	(32,319)	(16,246)
Gain on sales of real estate owned	(3,692)	(4,673)
Gain on liquidation of residential whole loans	(9,661)	(12,742)
Accretion of purchase discounts on residential mortgage securities, residential whole loans and MSR-related assets	(33,193)	(40,948)
Amortization of purchase premiums on residential mortgage securities and residential whole loans	19,422	12,508
Depreciation and amortization on real estate, fixed assets and other assets	1,084	805
Equity-based compensation expense	3,436	2,809
Unrealized gains on residential whole loans at fair value	(20,128)	(18,346)
Unrealized losses/(gains) on residential mortgage securities and interest rate swap agreements (“Swaps”) and other	1,363	(592)
Increase in other assets	(26,978)	(22,469)
Increase/(decrease) in other liabilities	4,716	(10,091)
Net cash provided by operating activities	$85,947	$43,805

Cash Flows From Investing Activities:
Principal payments on residential mortgage securities and MSR-related assets	$930,591	$1,107,871
Proceeds from sales of residential mortgage securities	404,796	198,392
Purchases of residential mortgage securities and MSR-related assets	(697,973)	(323,309)
Purchases of residential whole loans, loan related investments and capitalized advances	(1,943,860)	(943,433)
Principal payments on residential whole loans	523,600	174,713
Proceeds from sales of real estate owned	56,073	58,230
Purchases of real estate owned and capital improvements	(10,561)	(5,282)
Additions to leasehold improvements, furniture and fixtures	(1,043)	(551)
Net cash (used in)/ provided by investing activities	$(738,377)	$266,631

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(38,068,063)	$(32,054,576)
Proceeds from borrowings under repurchase agreements	38,819,598	31,331,949
Proceeds from issuance of securitized debt	—	183,970
Principal payments on securitized debt	(57,496)	(28,639)
Payments made for securitization related costs	—	(956)
Proceeds from issuance of Convertible Senior Notes	223,444	—
Payments made for settlements on Swaps	(47,131)	(33,316)
Proceeds from settlements on Swaps	—	51,711
Proceeds from issuances of common stock	1,137	1,711
Dividends paid on preferred stock	(7,500)	(7,500)
Dividends paid on common stock and dividend equivalents	(180,551)	(159,676)
Net cash provided by/(used in) financing activities	$683,438	$(715,322)
Net increase/(decrease) in cash, cash equivalents and restricted cash	$31,008	$(404,886)
Cash, cash equivalents and restricted cash at beginning of period	$88,709	$463,743
Cash, cash equivalents and restricted cash at end of period	$119,717	$58,857

Supplemental Disclosure of Cash Flow Information
Interest Paid	$169,852	$103,187

Non-cash Investing and Financing Activities:
Net decrease in securities obtained as collateral/obligation to return securities obtained as collateral	$—	$(248,650)
Transfer from residential whole loans to real estate owned	$131,644	$103,521
Dividends and dividend equivalents declared and unpaid	$90,400	$79,948
Payable for unsettled residential whole loans purchases	$86,987	$567,915

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted according to these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2019 and results of operations for all periods presented have been made.  The results of operations for the three and six months ended June 30, 2019 should not be construed as indicative of the results to be expected for the full year.

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
JUNE 30, 2019

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
JUNE 30, 2019

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
JUNE 30, 2019

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
JUNE 30, 2019

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
JUNE 30, 2019

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

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at June 30, 2019 and December 31, 2018. At June 30, 2019 and December 31, 2018, the Company had cash and cash equivalents of $88.7 million and $52.0 million, respectively. The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency, were $74.4 million and $30.0 million at June 30, 2019 and December 31, 2018, respectively.  In addition, deposits in FDIC insured accounts generally exceed insured limits. (See Notes 7 and 14)

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties in connection with certain of the Company’s Swaps and/or repurchase agreements that is not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to repurchase agreement and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swaps and/or repurchase agreement.  The Company had aggregate

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

restricted cash held as collateral or otherwise in connection with its repurchase agreements and/or Swaps of $31.1 million and $36.7 million at June 30, 2019 and December 31, 2018, respectively.  (See Notes 5(b), 6, 7 and 14)

(g)  Goodwill

At June 30, 2019 and December 31, 2018, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill, which is no longer subject to amortization, is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through June 30, 2019, the Company had not recognized any impairment against its goodwill. Goodwill is included in Other assets on the Company’s consolidated balance sheets.

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

(j)  Loan Securitization and Other Debt Issuance Costs

Loan securitization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with various financing transactions completed by the Company.  Other debt issuance and related costs include costs incurred by the Company in connection with issuing 6.25% Convertible Senior Notes due 2024 (“Convertible Senior Notes”), 8% Senior Notes due 2042 (“Senior Notes”) and certain other repurchase agreement financings. These costs may include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges, are included on the Company’s consolidated balance sheets as a direct deduction from the corresponding debt liability. These deferred charges are amortized as an adjustment to interest expense using the effective interest method. For Convertible Senior Notes, Senior Notes and other repurchase agreement financings, such costs are amortized over the shorter of the period to the expected or stated legal maturity of the debt instruments. The Company periodically reviews the recoverability of these deferred costs and in the event an impairment charge is required, such amount will be included in Operating and Other Expense on the Company’s consolidated statements of operations.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and an estimate of other securities that participate in dividends, such as the Company’s unvested

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

restricted stock and RSUs that have non-forfeitable rights to dividends and dividend equivalents attached to/associated with RSUs and vested stock options to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and estimated securities that participate in dividends based on their respective weighted-average shares outstanding for the period.  For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of dilutive unexercised stock options and RSUs outstanding that are unvested and have dividends that are subject to forfeiture using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  In addition, the Company’s Convertible Senior Notes are included in the calculation of diluted EPS if the assumed conversion into common shares is dilutive, using the “if-converted” method. This involves adding back the periodic interest expense associated with the Convertible Senior Notes to the numerator and by adding the shares that would be issued in an assumed conversion (regardless of whether the conversion option is in or out of the money) to the denominator for the purposes of calculating diluted EPS. (See Note 12)

(n)  Comprehensive Income/(Loss)

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

In addition, the Company has elected to treat certain of its subsidiaries as a TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business is conducted through one or more TRS, its net taxable income earned by its domestic TRS, if any, is subject to corporate income taxation. To maintain the Company’s REIT election, no more than 20% of the value of a REIT’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U.S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as a TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No net deferred tax benefit was recorded by the Company for the six months ended June 30, 2019 and 2018, related to the net taxable losses in the TRS, since a valuation allowance for the full amount of the associated deferred tax asset of approximately $24.3 million was recognized as its recovery is not considered more likely than not. The related net operating loss carryforwards generated prior to 2018 will begin to expire in 2034; those generated in 2019 do not expire.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

 Based on its analysis of any potential uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of June 30, 2019, December 31, 2018, or June 30, 2018. The Company’s tax returns for tax years 2015 through 2017 are open to examination.

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
JUNE 30, 2019

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
JUNE 30, 2019

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
JUNE 30, 2019

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The following tables present certain information about the Company’s residential mortgage securities at June 30, 2019 and December 31, 2018:

June 30, 2019

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS: (3)
Fannie Mae	$1,412,562	$54,319	$(23)	$—	$1,466,858	$14,103	$(17,543)	$(3,440)	$1,463,418
Freddie Mac	757,852	30,662	—	—	789,196	5,188	(4,914)	274	789,470
Ginnie Mae	4,357	80	—	—	4,437	50	—	50	4,487
Total Agency MBS	2,174,771	85,061	(23)	—	2,260,491	19,341	(22,457)	(3,116)	2,257,375
Non-Agency MBS:
Expected to Recover Par (4)(5)	1,149,835	9	(16,996)	—	1,132,848	20,933	(174)	20,759	1,153,607
Expected to Recover Less than Par (4)	1,731,655	—	(100,757)	(479,566)	1,151,332	423,640	(309)	423,331	1,574,663
Total Non-Agency MBS (6)	2,881,490	9	(117,753)	(479,566)	2,284,180	444,573	(483)	444,090	2,728,270
Total MBS	5,056,261	85,070	(117,776)	(479,566)	4,544,671	463,914	(22,940)	440,974	4,985,645
CRT securities (7)	392,587	6,907	(47)	—	399,447	8,695	(826)	7,869	407,316
Total MBS and CRT securities	$5,448,848	$91,977	$(117,823)	$(479,566)	$4,944,118	$472,609	$(23,766)	$448,843	$5,392,961

December 31, 2018

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS: (3)
Fannie Mae	$1,716,340	$65,930	$(24)	$—	$1,782,246	$12,107	$(32,321)	$(20,214)	$1,762,032
Freddie Mac	909,561	36,991	—	—	947,588	907	(17,177)	(16,270)	931,318
Ginnie Mae	4,729	87	—	—	4,816	47	—	47	4,863
Total Agency MBS	2,630,630	103,008	(24)	—	2,734,650	13,061	(49,498)	(36,437)	2,698,213
Non-Agency MBS:
Expected to Recover Par (4)(5)	1,536,485	40	(21,725)	—	1,514,800	20,520	(7,620)	12,900	1,527,700
Expected to Recover Less than Par (4)	2,002,319	—	(133,300)	(516,116)	1,352,903	438,465	(769)	437,696	1,790,599
Total Non-Agency MBS (6)	3,538,804	40	(155,025)	(516,116)	2,867,703	458,985	(8,389)	450,596	3,318,299
Total MBS	6,169,434	103,048	(155,049)	(516,116)	5,602,353	472,046	(57,887)	414,159	6,016,512
CRT securities (7)	476,744	9,321	107	—	486,172	12,545	(5,896)	6,649	492,821
Total MBS and CRT securities	$6,646,178	$112,369	$(154,942)	$(516,116)	$6,088,525	$484,591	$(63,783)	$420,808	$6,509,333

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at June 30, 2019 reflect Credit Reserve of $468.2 million and OTTI of $11.3 million.  Amounts disclosed at December 31, 2018 reflect Credit Reserve of $503.3 million and OTTI of $12.8 million.

(2)	Includes principal payments receivable of $682,000 and $1.0 million at June 30, 2019 and December 31, 2018, respectively, which are not included in the Principal/Current Face.

(3)
Amounts disclosed at June 30, 2019 and December 31, 2018 include Agency MBS with a fair value of $616.0 million and $736.5 million, respectively, for which the fair value option has been elected. Such securities had gross unrealized gains of $4.7 million and no unrealized losses at June 30, 2019, and no unrealized gains and gross unrealized losses of approximately $3.3 million at December 31, 2018, respectively.

(4)	Based on management’s current estimates of future principal cash flows expected to be received.

(5)
Includes RPL/NPL MBS, which at June 30, 2019 had a $1.0 billion Principal/Current face, $1.0 billion amortized cost and $1.0 billion fair value. At December 31, 2018, RPL/NPL MBS had a $1.4 billion Principal/Current face, $1.4 billion amortized cost and $1.4 billion fair value.

(6)	At June 30, 2019 and December 31, 2018, the Company expected to recover approximately 83% and 85% of the then-current face amount of Non-Agency MBS, respectively.

(7)
Amounts disclosed at June 30, 2019 includes CRT securities with a fair value of $380.8 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $8.4 million and gross unrealized losses of approximately $0.8 million at June 30, 2019. Amounts disclosed at December 31, 2018 includes CRT securities with a fair value of $477.4 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $12.5 million and gross unrealized losses of approximately $5.6 million at December 31, 2018.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

Sales of Residential Mortgage Securities

The following tables present information about the Company’s sales of its residential mortgage securities for the three and six months ended June 30, 2019 and 2018. The Company has no continuing involvement with any of the sold MBS.

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$103,345	$(2,272)	$75,306	$(3,787)
Non-Agency MBS	70,818	8,823	—	—
CRT Securities	21,170	1,159	104,022	11,216
Total	$195,333	$7,710	$179,328	$7,429

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$103,345	$(2,272)	$75,306	$(3,787)
Non-Agency MBS	196,912	26,976	19,362	8,817
CRT Securities	104,539	7,615	104,022	11,216
Total	$404,796	$32,319	$198,690	$16,246

Unrealized Losses on Residential Mortgage Securities

The following table presents information about the Company’s residential mortgage securities that were in an unrealized loss position at June 30, 2019:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(Dollars in Thousands)
Agency MBS:
Fannie Mae	$21,017	$76	18	$750,981	$17,467	283	$771,998	$17,543
Freddie Mac	—	—	—	173,673	4,914	101	173,673	4,914
Total Agency MBS	21,017	76	18	924,654	22,381	384	945,671	22,457
Non-Agency MBS:
Expected to Recover Par (1)	—	—	—	90,058	174	4	90,058	174
Expected to Recover Less than Par (1)	2,391	10	2	3,648	299	2	6,039	309
Total Non-Agency MBS	2,391	10	2	93,706	473	6	96,097	483
Total MBS	23,408	86	20	1,018,360	22,854	390	1,041,768	22,940
CRT securities (2)	128,806	826	32	—	—	—	128,806	826
Total MBS and CRT securities	$152,214	$912	52	$1,018,360	$22,854	390	$1,170,574	$23,766

(1)	Based on management’s current estimates of future principal cash flows expected to be received.

(2)
Amounts disclosed at June 30, 2019 include CRT securities with a fair value of $128.8 million for which the fair value option has been elected. Such securities had unrealized losses of $826,000 at June 30, 2019.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

At June 30, 2019, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency MBS were $22.5 million at June 30, 2019.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at June 30, 2019 any unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency MBS were $483,000 at June 30, 2019. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

The Company did not recognize any credit-related OTTI losses through earnings related to its Non-Agency MBS during the three and six months ended June 30, 2019 and 2018. Non-Agency MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for these Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, year of origination, LTVs, geographic concentrations, and dialogue with market participants.  Changes in the Company’s evaluation of each of these factors impacts the cash flows expected to be collected at the OTTI assessment date. For Non-Agency MBS purchased at a discount to par that were assessed for and had no OTTI recorded this period, such cash flow estimates indicated that the amount of expected losses decreased compared to the previous OTTI assessment date. These positive cash flow changes are primarily driven by recent improvements in LTVs due to loan amortization and home price appreciation, which, in turn, positively impacts the Company’s estimates of default rates and loss severities for the underlying collateral. In addition, voluntary prepayments (i.e., loans that prepay in full with no loss) have generally trended higher relative to the Company’s assumptions for these MBS which also positively impacts the Company’s estimate of expected loss. Overall, the combination of higher voluntary prepayments and lower LTVs supports the Company’s assessment that such MBS are not other-than-temporarily impaired.

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	Three Months Ended June 30,	Six Months Ended June 30,
(In Thousands)	2019	2019
Credit loss component of OTTI at beginning of period	$39,596	$39,596
Additions for credit related OTTI not previously recognized	—	—
Subsequent additional credit related OTTI recorded	—	—
Credit loss component of OTTI at end of period	$39,596	$39,596

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(501,619)	$(130,147)	$(572,580)	$(199,659)
Impact of RMBS Issuer Settlement (2)	—	(833)	—	(12,089)
Accretion of discount	—	14,551	—	17,530
Realized credit losses	9,917	—	10,954	—
Purchases	(624)	409	—	—
Sales	8,171	2,856	—	—
Transfers/release of credit reserve	4,589	(4,589)	8,030	(8,030)
Balance at end of period	$(479,566)	$(117,753)	$(553,596)	$(202,248)

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(516,116)	$(155,025)	$(593,227)	$(215,325)
Impact of RMBS Issuer Settlement (2)	—	(1,688)	—	(12,089)
Accretion of discount	—	27,858	—	34,746
Realized credit losses	17,420	—	19,401	—
Purchases	(624)	291	(535)	488
Sales	11,363	19,202	5,592	5,105
Transfers/release of credit reserve	8,391	(8,391)	15,173	(15,173)
Balance at end of period	$(479,566)	$(117,753)	$(553,596)	$(202,248)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of cash proceeds (a one-time payment) received by the Company in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities of approximately $833,000 and $1.7 million during the three and six months ended June 30, 2019, respectively and approximately $12.1 million during the three and six months ended June 30, 2018.

MSR-Related Assets

(a) Term Notes Backed by MSR-Related Collateral

At June 30, 2019 and December 31, 2018, the Company had $1.1 billion and $538.5 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At June 30, 2019, these term notes had an amortized cost of $1.1 billion, gross unrealized gains of approximately $3.4 million, a weighted average yield of 5.17% and a weighted average term to maturity of 3.8 years. At December 31, 2018, the term notes had an amortized cost of $538.5 million, gross unrealized losses of $7,000, a weighted average yield of 5.32% and a weighted average term to maturity of 4.7 years.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

(b) Corporate Loans

The Company has made or participated in loans to provide financing to entities that originate residential mortgage loans and own the related MSRs. These corporate loans are secured by MSRs, as well as certain other unencumbered assets owned by the borrower.

During the year ended December 31, 2018, the Company participated in a loan where the Company committed to lend $100.0 million of which approximately $63.8 million was drawn at June 30, 2019. At June 30, 2019, the coupon paid by the borrower on the drawn amount is 5.77%, the remaining term associated with the loan is 1.2 years and the remaining commitment period on any undrawn amount is 1.2 years. During the remaining commitment period, the Company receives a commitment fee between 0.25% and 1.0% based on the undrawn amount of the loan.

In December 2016, the Company entered into a loan agreement under the terms of which it had committed to lend $130.0 million, of which approximately $124.2 million was drawn at March 31, 2018. This loan was paid in full during the three months ended June 30, 2018, at which time any remaining commitment was extinguished.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$422,261	$574,485	$417,167	$620,648
Unrealized gain/(loss) on Agency MBS, net	13,555	(9,641)	21,880	(18,331)
Unrealized gain/(loss) on Non-Agency MBS, net	7,598	(11,115)	19,060	(38,544)
Unrealized gain on MSR term notes, net	2,855	—	3,367	236
Reclassification adjustment for MBS sales included in net income	(6,371)	(5,178)	(21,576)	(15,458)
Change in AOCI from AFS securities	17,637	(25,934)	22,731	(72,097)
Balance at end of period	$439,898	$548,551	$439,898	$548,551

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

Interest Income on Residential Mortgage Securities and MSR-Related Assets

The following table presents the components of interest income on the Company’s residential mortgage securities and MSR- related assets for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Agency MBS
Coupon interest	$22,938	$20,040	$47,566	$40,997
Effective yield adjustment (1)	(7,664)	(6,870)	(13,851)	(12,534)
Interest income	$15,274	$13,170	$33,715	$28,463

Legacy Non-Agency MBS
Coupon interest	$22,861	$27,931	$47,133	$56,765
Effective yield adjustment (2)(3)	14,523	17,462	27,667	34,664
Interest income	$37,384	$45,393	$74,800	$91,429

RPL/NPL MBS
Coupon interest	$14,635	$9,588	$31,078	$19,641
Effective yield adjustment (1)(4)	8	62	150	75
Interest income	$14,643	$9,650	$31,228	$19,716

CRT securities
Coupon interest	5,477	$7,854	$11,595	$16,227
Effective yield adjustment (2)	(383)	841	(301)	1,964
Interest income	$5,094	$8,695	$11,294	$18,191

MSR-related assets
Coupon interest	12,300	$5,081	$22,886	$12,598
Effective yield adjustment (1)	38	1,138	72	1,244
Interest income	$12,338	$6,219	$22,958	$13,842

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
(3) Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of approximately $3.1 million during the three and six months ended June 30, 2019.
(4) Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of approximately $148,000 during the six months ended June 30, 2019 and $40,000 during the three and six months ended June 30, 2018, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

4.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at June 30, 2019 and December 31, 2018 are approximately $5.9 billion and $4.7 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes.

Residential Whole Loans, at Carrying Value

The following table presents the components of the Company’s Residential whole loans, at carrying value at June 30, 2019 and December 31, 2018:

(Dollars In Thousands)	June 30, 2019	December 31, 2018
Purchased Performing Loans:
Non-QM loans	$2,290,713	$1,354,774
Rehabilitation loans	859,705	494,576
Single-family rental loans	295,461	145,327
Seasoned performing loans	200,450	224,051
Total Purchased Performing Loans	3,646,329	2,218,728
Purchased Credit Impaired Loans	745,654	797,987
Total Residential whole loans, at carrying value	$4,391,983	$3,016,715

Number of loans	14,091	11,149

The following table presents components of interest income on the Company’s Residential whole loans, at carrying value for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Purchased Performing Loans:
Non-QM loans	$26,578	$4,185	$48,992	$5,893
Rehabilitation loans	13,256	2,270	23,189	3,615
Single-family rental loans	3,926	570	6,627	815
Seasoned performing loans	3,122	—	6,295	—
Total Purchased Performing Loans	46,882	7,025	85,103	10,323
Purchased Credit Impaired Loans	10,997	10,910	22,396	21,941
Total Residential whole loans, at carrying value	$57,879	$17,935	$107,499	$32,264

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The following table presents additional information regarding the Company’s Residential whole loans, at carrying value at June 30, 2019:

June 30, 2019

	Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Aging by UPB
							Past Due Days
(Dollars In Thousands)						Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$2,290,713	$2,217,845	6.18%	364	66%	$2,177,570	$21,827	$10,622	$7,826
Rehabilitation loans (3)	860,155	860,155	7.33	9	65	775,479	45,955	16,351	22,370
Single-family rental loans	295,461	294,110	6.21	327	69	289,768	3,219	1,123	—
Seasoned performing loans	200,450	217,635	4.43	186	47	213,229	3,071	657	678
Purchased Credit Impaired Loans (4)	745,654	933,142	4.43	298	85	N/M	N/M	N/M	103,029
Residential whole loans, at carrying value, total or weighted average	$4,392,433	$4,522,887	5.98%	272

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
(2) LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $215.5 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.
(3) Carrying value of Rehabilitation loans excludes an allowance for loan losses of $450,000 at June 30, 2019.

(4)
Purchased credit impaired loans tend to be characterized by varying performance of the underlying borrowers over time, including loans where multiple months of payments are received in a period to bring the loan to current status, followed by months where no payments are received. Accordingly, delinquency information is presented for loans that are more than 90 days past due that are considered to be seriously delinquent.

Purchased Performing Loans

As of June 30, 2019, there were 98 Purchased Performing Loans held at carrying value, that have been placed on non-accrual status as they are 90 or more days delinquent, or otherwise had not met the necessary criteria to be returned to accrual status. Such loans have an unpaid balance of approximately $38.3 million. These non-accrual loans represent approximately 1.1% of the total outstanding principal balance of all of the Company’s Purchased Performing Loans and have a weighted average LTV of 67%. As of June 30, 2019, the Company has established an allowance for loan losses of $450,000. For the three months ended June 30, 2019, no provision for loan losses was recorded. For the six months ended June 30, 2019, a provision for loan losses of $622,000 was recorded, which is included in Operating and Other expense on the Company’s consolidated statements of operations. No provision for loan losses was recorded in the prior year periods.

In connection with purchased Rehabilitation loans, the Company had unfunded commitments of $100.4 million at June 30, 2019.

Purchased Credit Impaired Loans

As of June 30, 2019 and 2018, the Company had established an allowance for loan losses of approximately $1.5 million and $297,000, respectively, on its Purchased Credit Impaired Loans held at carrying value. For the three and six months ended June 30, 2019, a provision for loan losses of approximately $385,000 and $568,000 was recorded, respectively, which is included in Operating and Other expense on the Company’s consolidated statements of operations. For the three and six months ended June 30, 2018, a net reversal of provision for loan losses of approximately $83,000 and $33,000 was recorded, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The following table presents the activity in the Company’s allowance for loan losses on its Purchased Credit Impaired Loans held at carrying value for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Balance at the beginning of period	$1,151	$380	$968	$330
Provisions/(reversal of provisions) for loan losses	385	(83)	568	(33)
Balance at the end of period	$1,536	$297	$1,536	$297

The Company did not acquire any Purchased Credit Impaired Loans held at carrying value during the three and six months ended June 30, 2019 and 2018.

The following table presents accretable yield activity for the Company’s Purchased Credit Impaired Loans held at carrying value for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, (1)		Six Months Ended June 30, (1)
(In Thousands)	2019	2018	2019	2018
Balance at beginning of period	$398,958	$413,404	$415,330	$421,872
Accretion	(10,997)	(10,910)	(22,396)	(21,941)
Liquidations and other	(11,808)	(12,840)	(22,296)	(15,010)
Reclassifications from non-accretable difference, net	111	11,421	5,626	16,154
Balance at end of period	$376,264	$401,075	$376,264	$401,075

(1)
Excluded from the table above are approximately $57.6 million of purchased credit impaired loans held at carrying value for which the closing of the purchase transaction had not occurred as of June 30, 2018.

Accretable yield for Purchased Credit Impaired residential whole loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represent the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from non-accretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and non-accretable yield and the accretion of interest income are based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded during the three and six months ended June 30, 2019 is not necessarily indicative of future results.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The following table presents information regarding the Company’s residential whole loans held at fair value at June 30, 2019 and December 31, 2018:

(Dollars in Thousands)	June 30, 2019 (1)	December 31, 2018
Less than 60 Days Past Due:
Outstanding principal balance	$646,170	$610,290
Aggregate fair value	$607,407	$561,770
Weighted Average LTV Ratio (1)	77.04%	76.18%
Number of loans	3,096	2,898

60 Days to 89 Days Past Due:
Outstanding principal balance	$66,939	$63,938
Aggregate fair value	$59,256	$54,947
Weighted Average LTV Ratio (1)	80.61%	82.86%
Number of loans	324	285

90 Days or More Past Due:
Outstanding principal balance	$875,667	$970,758
Aggregate fair value	$772,164	$854,545
Weighted Average LTV Ratio (1)	88.80%	90.24%
Number of loans	3,320	3,531
Total Residential whole loans, at fair value	$1,438,827	$1,471,262

(1)	Excluded from the table above are approximately $87.0 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of June 30, 2019.

(2)
LTV represents the ratio of the total unpaid principal balance of the loan, to the estimated value of the collateral securing the related loan. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the components of Net gain on residential whole loans measured at fair value through earnings for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Coupon payments and other income received (1)	$21,411	$19,002	$40,884	$34,400
Net unrealized gains	21,188	4,599	20,128	18,346
Net gain on payoff/liquidation of loans	2,596	4,044	4,879	6,952
Net gain on transfers to REO	6,278	4,798	10,849	11,243
Total	$51,473	$32,443	$76,740	$70,941

(1)
Primarily includes recovery of delinquent interest upon the liquidation of non-performing loans, recurring coupon interest payments received on mortgage loans that are contractually current, and cash payments received from private mortgage insurance on liquidated loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

5.    Other Assets

The following table presents the components of the Company’s Other assets at June 30, 2019 and December 31, 2018:

(In Thousands)	June 30, 2019	December 31, 2018
REO	$334,069	$249,413
MBS and loan related receivables	98,027	130,964
Other interest earning assets	103,446	92,022
Other	72,203	55,386
Total Other Assets	$607,745	$527,785

(a) Real Estate Owned

At June 30, 2019, the Company had 1,362 REO properties with an aggregate carrying value of $334.1 million. At December 31, 2018, the Company had 1,093 REO properties with an aggregate carrying value of $249.4 million.

At June 30, 2019, $328.0 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, excluding unsettled residential whole loans, formal foreclosure proceedings were in process with respect to $58.6 million of residential whole loans held at carrying value and $654.0 million of residential whole loans held at fair value at June 30, 2019.

The following table presents the activity in the Company’s REO for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Balance at beginning of period	$290,587	$182,940	$249,413	$152,356
Adjustments to record at lower of cost or fair value	(1,315)	(4,121)	(5,388)	(7,536)
Transfer from residential whole loans (1)	66,483	48,699	131,644	103,521
Purchases and capital improvements, net	5,274	2,604	11,197	5,282
Disposals (2)	(26,960)	(37,960)	(52,797)	(61,461)
Balance at end of period	$334,069	$192,162	$334,069	$192,162

Number of properties	1,362	884	1,362	884

(1)
Includes net gain recorded on transfer of approximately $6.5 million and $5.3 million, for the three months ended June 30, 2019 and 2018, respectively; and approximately $11.3 million and $11.7 million for the six months ended June 30, 2019 and 2018, respectively.

(2)
During the three and six months ended June 30, 2019, the Company sold 152 and 289 REO properties for consideration of $29.2 million and $57.0 million, realizing net gains of approximately $2.3 million and $3.7 million, respectively. During the three and six months ended June 30, 2018, the Company sold 212 and 380 REO properties for consideration of $40.6 million and $66.1 million, realizing net gains of approximately $2.7 million and $4.7 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

The following table presents the fair value of the Company’s derivative instruments and their balance sheet location at June 30, 2019 and December 31, 2018:

			June 30, 2019		December 31, 2018
Derivative Instrument (1)	Designation	Balance Sheet Location	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Swaps	Hedging	Other assets	$—	$—	$1,900,000	$—
Swaps	Hedging	Other liabilities	$2,422,000	$—	$722,000	$—
Swaps	Non-Hedging	Other liabilities	$305,000	$—	$595,000	$—

(1) Represents Swaps executed bilaterally with a counterparty in the over-the-counter market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties.

Swaps

The following table presents the assets pledged as collateral against the Company’s Swap contracts at June 30, 2019 and December 31, 2018:

(In Thousands)	June 30, 2019	December 31, 2018
Agency MBS, at fair value	$2,603	$2,735
Restricted cash	22,842	30,068
Total assets pledged against Swaps	$25,445	$32,803

Swaps designated as hedges, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or if expected payments under the Swaps fail to adequately offset expected payments under the repurchase agreements.  At June 30, 2019, all of the Company’s derivatives that were designated in a hedging relationship were deemed effective for hedging purposes.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. During the six months ended June 30, 2019, the Company de-designated and re-designated any Swaps previously designated as a hedge in order to benefit from the simplified assessment requirements under ASU 2017-12. This de-designation and re-designation had no net impact on the Company’s financial condition or results of operations.

At June 30, 2019, the Company had Swaps with an aggregate notional amount of $2.7 billion and extended 22 months on average with a maximum term of approximately 53 months.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The following table presents information about the Company’s Swaps at June 30, 2019 and December 31, 2018:

	June 30, 2019			December 31, 2018
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$—	—%	—%
Over 30 days to 3 months	—	—	—	100,000	1.71	2.50
Over 3 months to 6 months	—	—	—	100,000	1.71	2.50
Over 6 months to 12 months	200,000	2.05	2.43	—	—	—
Over 12 months to 24 months	1,730,000	2.30	2.41	1,630,000	2.27	2.50
Over 24 months to 36 months	500,000	2.73	2.45	800,000	2.57	2.64
Over 48 months to 60 months	297,000	2.88	2.47	417,000	2.88	2.63
Over 84 months	—	—	—	170,000	3.00	2.66
Total Swaps	$2,727,000	2.42%	2.43%	$3,217,000	2.42%	2.56%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s derivative hedging instruments on its net interest expense and the weighted average interest rate paid and received for such Swaps for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2019	2018	2019	2018
Interest income/(expense) attributable to Swaps	$692	$(808)	$1,883	$(3,640)
Weighted average Swap rate paid	2.35%	2.05%	2.33%	2.04%
Weighted average Swap rate received	2.46%	1.92%	2.48%	1.76%

During the three and six months ended June 30, 2019, the Company recorded net losses on Swaps not designated in hedging relationships of $7.4 million and $16.3 million, respectively, which included $6.3 million and $14.1 million of losses realized on the unwind of certain Swaps. During the three and six months ended June 30, 2018, the Company recorded a net gain on Swaps not designated in hedging relationships of $353,000, all which related to the unwind of certain Swaps. These amounts are included in Other income, net on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
AOCI from derivative hedging instruments:
Balance at beginning of period	$(7,665)	$8,245	$3,121	$(11,424)
Net (loss)/gain on Swaps	(19,706)	7,915	(30,151)	27,584
Amortization of de-designated hedging instruments, net	(743)	—	(1,084)	—
Balance at end of period	$(28,114)	$16,160	$(28,114)	$16,160

6.      Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and bear interest that is generally LIBOR-based.  (See Notes 2(k) and 7)  At June 30, 2019, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 32 days and an effective repricing period of 7 months, including the impact of related Swaps.  At December 31, 2018, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 31 days and an effective repricing period of 8 months, including the impact of related Swaps.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at June 30, 2019 and December 31, 2018:

(Dollars in Thousands)	June 30, 2019	December 31, 2018
Repurchase agreement borrowings secured by Agency MBS	$2,065,386	$2,384,357
Fair value of Agency MBS pledged as collateral under repurchase agreements	$2,220,560	$2,572,597
Weighted average haircut on Agency MBS (1)	4.49%	4.60%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS	$1,276,010	$1,447,585
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements	$1,668,326	$1,871,650
Weighted average haircut on Legacy Non-Agency MBS (1)	20.16%	21.38%
Repurchase agreement borrowings secured by RPL/NPL MBS	$808,969	$1,084,532
Fair value of RPL/NPL MBS pledged as collateral under repurchase agreements	$1,037,499	$1,377,250
Weighted average haircut on RPL/NPL MBS (1)	21.54%	21.31%
Repurchase agreements secured by CRT securities	$324,560	$391,586
Fair value of CRT securities pledged as collateral under repurchase agreements	$403,381	$480,315
Weighted average haircut on CRT securities (1)	19.42%	20.01%
Repurchase agreements secured by residential whole loans (2)	$3,148,919	$2,020,508
Fair value of residential whole loans pledged as collateral under repurchase agreements (3)(4)	$3,885,517	$2,441,931
Weighted average haircut on residential whole loans (1)	16.31%	16.55%
Repurchase agreements secured by MSR-related assets	$920,733	$474,127
Fair value of MSR-related assets pledged as collateral under repurchase agreements	$1,169,872	$611,807
Weighted average haircut on MSR-related assets (1)	21.03%	21.88%
Repurchase agreements secured by other interest-earning assets	$86,130	$76,419
Fair value of other interest-earning assets pledged as collateral under repurchase agreements	$86,722	$81,494
Weighted average haircut on other interest-earning assets (1)	21.02%	21.15%

(1)	Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.
(2) Excludes $65,000 and $27,000 of unamortized debt issuance costs at June 30, 2019 and December 31, 2018, respectively.
(3) At June 30, 2019 and December 31, 2018, includes RPL/NPL MBS with an aggregate fair value of $237.5 million and $27.0 million, respectively, obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation.
(4) At June 30, 2019 and December 31, 2018, includes residential whole loans held at carrying value with an aggregate fair value of $2.9 billion and $1.7 billion and aggregate amortized cost of $2.8 billion and $1.6 billion, respectively and residential whole loans held at fair value with an aggregate fair value and amortized cost of $777.1 million and $738.6 million, respectively.
In addition, the Company had cash pledged as collateral in connection with its repurchase agreements of $8.2 million and $6.7 million at June 30, 2019 and December 31, 2018, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$7,691,365	3.43%	$6,747,166	3.35%
Over 30 days to 3 months	255,437	3.28	368,857	3.10
Over 3 months to 12 months	683,905	4.04	763,091	4.18
Total repurchase agreements	8,630,707	3.47%	7,879,114	3.42%
Less debt issuance costs	65		27
Total repurchase agreements less debt issuance costs	$8,630,642		$7,879,087

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements, all of which are accounted for as secured borrowings, at June 30, 2019, and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	June 30, 2019
Contractual Maturity	Overnight	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 months	Total
(Dollars in Thousands)
Agency MBS	$—	$1,955,072	$110,314	$—	$—	$2,065,386
Legacy Non-Agency MBS	—	1,006,126	42,750	227,134	—	1,276,010
RPL/NPL MBS	—	808,969	—	—	—	808,969
CRT securities	—	324,560	—	—	—	324,560
Residential whole loans (1)	—	194,068	1,248,579	1,000,770	705,502	3,148,919
MSR-related assets	—	744,743	—	175,990	—	920,733
Other	—	5,851	—	80,279	—	86,130
Total (2)	$—	$5,039,389	$1,401,643	$1,484,173	$705,502	$8,630,707

Weighted Average Interest Rate	—%	3.09%	4.04%	3.92%	4.14%	3.47%

(1)
Repurchase agreement financings secured by residential whole loan collateral are disclosed based on the contractual maturity agreed with the respective counterparty. At June 30, 2019, $1.4 billion of repurchase agreement financings are subject to termination, at the option of the lender, prior to the otherwise agreed contractual maturity following the conclusion of a properly advised notice period. Such notice periods are currently 6 months. In addition, such repurchase agreements are subject to periodic repricing during their terms.

(2)	Excludes $65,000 of unamortized debt issuance costs at June 30, 2019.

Undrawn Financing Commitment

In connection with the financing of MSR-related assets, the Company has obtained a financing commitment of up to $75.0 million, of which $47.9 million was utilized and was outstanding as of June 30, 2019. The Company pays a commitment fee ranging from 0.125% to 0.5% of the undrawn amount, depending on the amount of financing utilized.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The Company had repurchase agreement borrowings with 28 and 26 counterparties at June 30, 2019 and December 31, 2018, respectively. The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2019:

	June 30, 2019
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Credit Suisse (3)	BBB+/Baa2/A-	$317,915	1	9.3%
Goldman Sachs (4)	BBB+/A3/A	268,830	1	7.9
RBC (5)	AA-/Aa2/AA	225,019	1	6.6
Wells Fargo (6)	A+/Aa2/AA-	207,814	0	6.1
Barclay’s Bank	BBB/Aa3/A	196,787	3	5.8

(1)	As rated at June 30, 2019 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

(3)	Includes $297.9 million at risk with Credit Suisse and $20.0 million at risk with Credit Suisse Cayman.

(4)	Includes $143.2 million at risk with Goldman Sachs Bank USA and $125.6 million at risk with Goldman Sachs Lending Partners.

(5)	Includes $222.0 million at risk with RBC Barbados and $3.1 million at risk with RBC New York. Counterparty ratings are not published for RBC Barbados and RBC Capital Markets LLC.

(6)	Includes $201.1 million at risk with Wells Fargo Bank, NA and approximately $6.7 million at risk with Wells Fargo Securities LLC.

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

The Company’s assets pledged as collateral are described in Notes 2(f) - Restricted Cash, 5(b) - Derivative Instruments and 6 - Repurchase Agreements. The total fair value of assets pledged as collateral with respect to the Company’s borrowings under repurchase agreements and derivative hedging instruments was $10.5 billion and $9.5 billion at June 30, 2019 and December 31, 2018, respectively. An aggregate of $44.4 million and $33.1 million of accrued interest on those assets had also been pledged as of June 30, 2019 and December 31, 2018, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

The fair value of financial instruments pledged against the Company’s repurchase agreements was $10.5 billion and $9.4 billion at June 30, 2019 and December 31, 2018, respectively. Beginning in January 2017, variation margin payments on the Company’s cleared Swaps are treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap. The fair value of financial instruments pledged against the Company’s Swaps was $2.6 million and $2.7 million at June 30, 2019 and December 31, 2018, respectively. In addition, cash that has been pledged as collateral against repurchase agreements and Swaps is reported as Restricted cash on the Company’s consolidated balance sheets. (See Notes 2(f), 5(b) and 6)

9. Other Liabilities

The following table presents the components of the Company’s Other liabilities at June 30, 2019 and December 31, 2018:

(In Thousands)	June 30, 2019	December 31, 2018
Securitized debt (1)	$627,487	$684,420
Convertible Senior Notes	223,399	—
Senior Notes	96,838	96,816
Dividends and dividend equivalents payable	90,400	90,198
Accrued interest payable	16,865	16,280
Payable for unsettled residential whole loans purchases	86,987	211,129
Accrued expenses and other	32,101	26,296
Total Other Liabilities	$1,174,077	$1,125,139

(1)
Securitized debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated in consolidation. The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company. (See Notes 10 and 15 for further discussion.)

(a) Convertible Senior Notes

On June 3, 2019, the Company issued $230.0 million in aggregate principal amount of its Convertible Senior Notes in an underwritten public offering, including an additional $30.0 million issued pursuant to the exercise of the underwriters’ option to purchase additional Convertible Senior Notes. The total net proceeds the Company received from the offering were approximately $223.3 million, after deducting offering expenses and the underwriting discount.  The Convertible Senior Notes bear interest at a fixed rate of 6.25% per year, paid semiannually on June 15 and December 15 of each year commencing December 15, 2019 and will mature on June 15, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. The Convertible Senior Notes are convertible at the option of the holders at any time until the close of business on the business day immediately preceding the maturity date into shares of the Company’s common stock based on an initial conversion rate of 125.7387 shares of the Company’s common stock for each $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $7.95 per share of common stock. The Convertible Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 6.94%. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity, except to the extent necessary to preserve its status as a REIT, in which case the Company may redeem the Convertible Senior Notes, in whole or in part, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The Convertible Senior Notes are the Company’s senior unsecured obligations and are effectively junior to all of the Company’s secured indebtedness, which includes the Company’s repurchase agreements and other financing arrangements, to the extent of the value of the collateral securing such indebtedness and equal in right of payment to the Company’s existing and future senior unsecured obligations, including the Senior Notes.

(b) Senior Notes

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

The Senior Notes are the Company’s senior unsecured obligations and are effectively junior to all of the Company’s secured indebtedness, which includes the Company’s repurchase agreements and other financing arrangements, to the extent of the value of the collateral securing such indebtedness and equal in right of payment to the Company’s existing and future senior unsecured obligations, including the Convertible Senior Notes.

10.    Commitments and Contingencies

(a) Lease Commitments

The Company pays monthly rent pursuant to three office leases.  In November 2018, the Company amended the lease for its corporate headquarters in New York, New York, under the same terms and conditions, to extend the expiration date for the lease by up to one year, through June 30, 2021, with a mutual option to terminate in February 2021.  For the three and six months ended June 30, 2019, the Company recorded expense of approximately $644,000 and $1.3 million in connection with the lease for its current corporate headquarters.

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

(b) Representations and Warranties in Connection with Loan Securitization Transactions

In connection with the loan securitization transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles upon breach of certain representations and warranties. As of June 30, 2019, the Company had no reserve established for repurchases of loans and was not aware of any material unsettled repurchase claims that would require the establishment of such a reserve.  (See Note 15)

(c) Corporate Loan

The Company has participated in a loan to provide financing to an entity that originates loans and owns MSRs, as well as certain other unencumbered assets owned by the borrower. Under the terms of the participation agreement, the Company has committed to lend $100.0 million of which approximately $63.8 million was drawn at June 30, 2019. (See Note 3)

(d) Rehabilitation Loan Commitments

At June 30, 2019, the Company had unfunded commitments of $100.4 million in connection with its purchased Rehabilitation loans. (See Note 4)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

(e) Residential Whole Loan Purchase Commitments

At June 30, 2019, the Company has agreed, subject to the completion of due diligence and customary closing conditions, to purchase residential whole loans held at fair value with an aggregate estimated purchase price of $87.0 million with a corresponding liability recorded in Other Liabilities and included in Payable for unsettled residential whole loan purchases.

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
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2019 through June 30, 2019:

Declaration Date	Record Date	Payment Date	Dividend Per Share
May 20, 2019	June 3, 2019	June 28, 2019	$0.46875
February 15, 2019	March 3, 2019	March 29, 2019	0.46875

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2019 through June 30, 2019:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
June 12, 2019	July 1, 2019	July 31, 2019	$0.20	(1)
March 6, 2019	March 29, 2019	April 30, 2019	0.20

(1)  At June 30, 2019, the Company had accrued dividends and dividend equivalents payable of $90.4 million related to the common stock dividend declared on June 12, 2019.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

(d) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 16, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) of the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At June 30, 2019, approximately 11.7 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and six months ended June 30, 2019, the Company issued 78,392 and 152,855 shares of common stock through the DRSPP, raising net proceeds of approximately $586,000 and $1.1 million, respectively.  From the inception of the DRSPP in September 2003 through June 30, 2019, the Company issued 34,208,735 shares pursuant to the DRSPP, raising net proceeds of $285.3 million.

(e)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate, (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2019.  At June 30, 2019, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

(f)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Total AOCI
Balance at beginning of period	$422,261	$(7,665)	$414,596	$417,167	$3,121	$420,288
OCI before reclassifications	24,008	(19,706)	4,302	44,307	(30,151)	14,156
Amounts reclassified from AOCI (1)	(6,371)	(743)	(7,114)	(21,576)	(1,084)	(22,660)
Net OCI during the period (2)	17,637	(20,449)	(2,812)	22,731	(31,235)	(8,504)
Balance at end of period	$439,898	$(28,114)	$411,784	$439,898	$(28,114)	$411,784

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI
Balance at beginning of period	$574,485	$8,245	$582,730	$620,648	$(11,424)	$609,224
OCI before reclassifications	(20,756)	7,915	(12,841)	(56,639)	27,584	(29,055)
Amounts reclassified from AOCI (1)	(5,178)	—	(5,178)	(15,458)	—	(15,458)
Net OCI during the period (2)	(25,934)	7,915	(18,019)	(72,097)	27,584	(44,513)
Balance at end of period	$548,551	$16,160	$564,711	$548,551	$16,160	$564,711

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(6,371)	$(21,576)	Net realized gain on sales of residential mortgage securities
Total AFS Securities	$(6,371)	$(21,576)
Swaps designated as cash flow hedges:
Amortization of de-designated hedging instruments	(743)	(1,084)	Other, net
Total Swaps designated as cash flow hedges	$(743)	$(1,084)
Total reclassifications for period	$(7,114)	$(22,660)

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and six months ended June 30, 2018:

	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(5,178)	$(15,458)	Net realized gain on sales of residential mortgage securities
Total AFS Securities	$(5,178)	$(15,458)
Total reclassifications for period	$(5,178)	$(15,458)

On securities for which OTTI had been recognized in prior periods, the Company did not have any unrealized losses recorded in AOCI at June 30, 2019 and had $224,000 unrealized losses recorded in AOCI at December 31, 2018.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2019	2018	2019	2018
Basic EPS:
Net income to common stockholders	$93,040	$70,395	$181,897	$153,790
Dividends declared on preferred stock	(3,750)	(3,750)	(7,500)	(7,500)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(276)	(241)	(532)	(460)
Net income to common stockholders - basic	$89,014	$66,404	$173,865	$145,830
Basic weighted average common shares outstanding	450,538	398,478	450,449	398,398
Basic EPS	$0.20	$0.17	$0.39	$0.36

Diluted EPS:
Net income to common stockholders - basic	89,014	66,404	173,865	145,830
Interest expense on Convertible Senior Notes	1,206	—	1,206	—
Net income to common stockholders - diluted	$90,220	$66,404	$175,071	$145,830
Basic weighted average common shares outstanding	450,538	398,478	450,449	398,398
Effect of assumed Convertible Senior Notes conversion to common shares	8,898	—	4,474	—
Diluted weighted average common shares outstanding (1)	459,436	398,478	454,923	398,398
Diluted EPS	$0.20	$0.17	$0.38	$0.36

(1)
At June 30, 2019, the Company had approximately 2.4 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three and six months ended June 30, 2019, as their inclusion would have been anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $7.42. These equity instruments may have a dilutive impact on future EPS.

During the three and six months ended June 30, 2019, the Convertible Senior Notes were determined to be dilutive and were included in the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) are included in the denominator for the purpose of calculating diluted EPS.
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

Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count towards this limit.  At June 30, 2019, approximately 3.9 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1.5 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of June 30, 2019 are designated to be settled in shares of the Company’s common stock.  The Company granted 160,025 and 912,525 RSUs during the three and six months ended June 30, 2019, respectively, and granted 151,302 and 843,802 RSUs during the three and six months ended June 30, 2018, respectively. There were 20,000 RSUs forfeited during each of the six months ended June 30, 2019 and June 30, 2018. All RSUs outstanding at June 30, 2019 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled.  At June 30, 2019 and December 31, 2018, the Company had unrecognized compensation expense of $8.0 million and $5.2 million, respectively, related to RSUs.  The unrecognized compensation expense at June 30, 2019 is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

The Company did not award any shares of restricted common stock during the six months ended June 30, 2019 and 2018. At June 30, 2019, the Company did not have any unvested shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company did not make any payments in respect of such instruments during the six months ended June 30, 2019 and 2018.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
RSUs	$2,439	$2,256	$3,436	$2,809
Total	$2,439	$2,256	$3,436	$2,809

(b)  Employment Agreements

At June 30, 2019, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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
JUNE 30, 2019

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Non-employee directors	$39	$71	$325	$22
Total	$39	$71	$325	$22

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2019 and December 31, 2018 that had not been distributed and the Company’s associated liability for such deferrals at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,084	$2,468	$2,263	$2,417
Total	$2,084	$2,468	$2,263	$2,417

(1)  Represents the cumulative amounts that were deferred by participants through June 30, 2019 and December 31, 2018, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended June 30, 2019 and 2018, the Company recognized expenses for matching contributions of $125,000 and $89,500, respectively, and $229,000 and $193,000 for the six months ended June 30, 2019 and 2018, respectively.

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
JUNE 30, 2019

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
JUNE 30, 2019

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2019 and December 31, 2018, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at June 30, 2019

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$2,257,375	$—	$2,257,375
Non-Agency MBS	—	2,728,270	—	2,728,270
CRT securities	—	407,316	—	407,316
Residential whole loans, at fair value	—	—	1,525,814	1,525,814
Term notes backed by MSR-related collateral	—	—	1,106,026	1,106,026
Total assets carried at fair value	$—	$5,392,961	$2,631,840	$8,024,801

Fair Value at December 31, 2018

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$2,698,213	$—	$2,698,213
Non-Agency MBS	—	3,318,299	—	3,318,299
CRT securities	—	492,821	—	492,821
Residential whole loans, at fair value	—	—	1,665,978	1,665,978
Term notes backed by MSR-related collateral	—	—	538,499	538,499
Total assets carried at fair value	$—	$6,509,333	$2,204,477	$8,713,810

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and six months ended June 30, 2019 and 2018 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended June 30, (1)		Six Months Ended June 30, (1)
(In Thousands)	2019	2018	2019	2018
Balance at beginning of period	$1,512,337	$1,555,619	$1,471,263	$1,325,115
Purchases and capitalized advances (2)	5,299	6,175	135,388	317,300
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	21,188	4,599	20,128	18,346
Collection of principal, net of liquidation gains/losses	(43,072)	(54,184)	(74,823)	(100,868)
Repurchases	(898)	(867)	(1,216)	(1,061)
Transfer to REO	(56,027)	(42,802)	(111,913)	(90,292)
Balance at end of period	$1,438,827	$1,468,540	$1,438,827	$1,468,540

(1)
Excludes approximately $87.0 million and $34.4 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of June 30, 2019 and 2018, respectively.

(2)
Included in the activity presented for the six months ended June 30, 2019 is an adjustment of $70.6 million for loans the Company committed to purchase during the three months ended December 31, 2018, but for which the closing of the purchase transaction occurred during the three months ended March 31, 2019. The adjustment was required following the finalization of due diligence performed prior to the closing of the purchase transaction and resulted in a downward revision to the prior estimate of the loan purchase amount.

The following table presents additional information for the three and six months ended June 30, 2019 and 2018 about the Company’s investments in term notes backed by MSR-related collateral, which are classified as Level 3 and measured at fair value on a recurring basis:

	Term Notes Backed by MSR Related Collateral
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2019	2018	2019	2018
Balance at beginning of period	$753,594	$332,040	$538,499	$381,804
Purchases	353,970	49,350	573,136	149,350
Collection of principal	(4,392)	—	(8,976)	(150,000)
Changes in unrealized gain/losses	2,854	—	3,367	236
Balance at end of period	$1,106,026	$381,390	$1,106,026	$381,390

The Company did not transfer any assets or liabilities from one level to another during the three and six months ended June 30, 2019 and 2018.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of June 30, 2019 and December 31, 2018:

	June 30, 2019
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$787,259	Discounted cash flow	Discount rate	4.7%	4.1-8.0%
			Prepayment rate	4.4%	0.7-18.0%
			Default rate	4.6%	0.0-23.5%
			Loss severity	13.0%	0.0-100.0%

	$648,108	Liquidation model	Discount rate	8.2%	5.7-50.0%
			Annual change in home prices	3.5%	0.9-8.3%
			Liquidation timeline (in years)	1.8	0.1-4.5
			Current value of underlying properties (3)	$689	$4-$4,500
Total	$1,435,367

	December 31, 2018
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$700,250	Discounted cash flow	Discount rate	5.2%	4.5-8.0%
			Prepayment rate	4.8%	0.9-15.9%
			Default rate	4.1%	0.0-24.1%
			Loss severity	12.9%	0.0-100.0%

	$683,252	Liquidation model	Discount rate	8.0%	6.1-50.0%
			Annual change in home prices	3.5%	(0.5)-12.2%
			Liquidation timeline (in years)	1.8	0.1-4.5
			Current value of underlying properties (3)	$802	$2-$7,950
Total	$1,383,502

(1) Excludes approximately $90.4 million and $282.5 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at June 30, 2019 and December 31, 2018, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $363,000 and $400,000 as of June 30, 2019 and December 31, 2018, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Agency MBS	$2,257,375	$2,257,375	$2,698,213	$2,698,213
Non-Agency MBS	2,728,270	2,728,270	3,318,299	3,318,299
CRT securities	407,316	407,316	492,821	492,821
Residential whole loans, at carrying value	4,391,983	4,523,198	3,016,715	3,104,401
Residential whole loans, at fair value	1,525,814	1,525,814	1,665,978	1,665,978
MSR-related assets	1,169,872	1,169,872	611,807	611,807
Cash and cash equivalents	88,661	88,661	51,965	51,965
Restricted cash	31,056	31,056	36,744	36,744
Financial Liabilities (1):
Repurchase agreements	8,630,642	8,647,800	7,879,087	7,896,672
Securitized debt	627,487	631,202	684,420	680,209
Convertible Senior Notes	223,399	232,013	—	—
Senior Notes	96,838	102,111	96,816	99,951

(1) Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.

In addition to the methodologies used to determine the fair value of the Company’s financial assets and liabilities reported at fair value on a recurring basis discussed on pages 46-51, the following methods and assumptions were used by the Company in arriving at the fair value of the Company’s other financial instruments presented in the above table that are not reported at fair value on a recurring basis:

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

Cash and Cash Equivalents and Restricted Cash:  Cash and cash equivalents and restricted cash are comprised of cash held in overnight money market investments and demand deposit accounts.  At June 30, 2019 and December 31, 2018, the Company’s money market funds were invested in securities issued by the U.S. Government or its agencies, instrumentalities, and sponsored entities, and repurchase agreements involving the securities described above.  Given the overnight term and assessed credit risk, the Company’s investments in money market funds are determined to have a fair value equal to their carrying value and are classified as Level 1 in the fair value hierarchy.

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
JUNE 30, 2019

Securitized Debt:  In determining the fair value of securitized debt, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants. Accordingly, the Company’s securitized debt is classified as Level 2 in the fair value hierarchy.

Convertible Senior Notes: The fair value of the Convertible Senior Notes is determined by the Company after it considers indicative valuations obtained from a third-party pricing service, which are generally based on recent trading activity observed in the market. The Company’s Convertible Senior Notes are classified as Level 2 in the fair value hierarchy.

Senior Notes:  The fair value of the Senior Notes is determined using the end of day market price quoted on the NYSE at the reporting date.  The Company’s Senior Notes are classified as Level 1 in the fair value hierarchy.

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. At June 30, 2019 and December 31, 2018, the Company’s REO had an aggregate carrying value of $334.1 million and $249.4 million, and an aggregate estimated fair value of $369.7 million and $273.4 million, respectively. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

Loan Securitization Transactions

The following table summarizes the key details of the Company’s loan securitization transactions as of June 30, 2019 and December 31, 2018:

(Dollars in Thousands)	June 30, 2019		December 31, 2018
Aggregate unpaid principal balance of residential whole loans sold	$1,290,029		$1,290,029
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$802,817		$802,817
Outstanding amount of Senior Bonds	$627,487	(1)	$684,420	(1)
Weighted average fixed rate for Senior Bonds issued	3.67%	(2)	3.66%	(2)
Weighted average contractual maturity of Senior Bonds	30 years	(2)	31 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$275,174		$275,174
Cash received	$802,815		$802,815

(1)	Net of $3.3 million and $3.8 million of deferred financing costs at June 30, 2019 and December 31, 2018, respectively.

(2)
At June 30, 2019 and December 31, 2018, $538.3 million and $582.8 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by 300 basis points at 36 months from issuance if the bond is not redeemed before such date.

(3)	Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

As of June 30, 2019 and December 31, 2018, as a result of the transactions described above, securitized loans with a carrying value of approximately $197.0 million and $209.4 million are included in “Residential whole loans, at carrying value,” securitized loans with a fair value of approximately $616.0 million and $694.7 million are included in “Residential whole loans, at fair value,” and REO with a carrying value approximately $123.0 million and $79.0 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of June 30, 2019 and December 31, 2018, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $627.5 million and $684.4 million, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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
JUNE 30, 2019

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of June 30, 2019 and December 31, 2018 are a total of $5.9 billion and $4.7 billion of residential whole loans, of which approximately $4.4 billion and $3.0 billion are reported at carrying value and $1.5 billion and $1.7 billion are reported at fair value, respectively. In addition, at June 30, 2019 and December 31, 2018, the Company had REO with an aggregate carrying value of $334.1 million and $249.4 million, and an aggregate estimated fair value of $369.7 million and $273.4 million, respectively. These assets are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated. (See Notes 4 and 5(a))

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business/General

We are an internally-managed REIT primarily engaged in the business of investing, on a leveraged basis, in residential mortgage assets, including residential whole loans, residential mortgage securities and MSR-related assets.  Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

At June 30, 2019, we had total assets of approximately $13.2 billion, of which $5.9 billion, or approximately 45%, represents residential whole loans acquired through interests in certain trusts established to acquire the loans. During the second quarter of 2019 our residential whole loan portfolio continued to grow due to acquisitions of Purchased Performing Loans. Our Purchased Performing Loans, which as of June 30, 2019 comprised approximately 62% of our residential whole loans, include: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). In addition, at June 30, 2019, we had approximately $5.4 billion in investments in residential mortgage securities, which represented approximately 41% of our total assets.  At such date, our portfolio includes $2.3 billion of Agency MBS, $2.7 billion of Non-Agency MBS and $407.3 million of CRT securities. Non-Agency MBS is comprised of $1.7 billion of Legacy Non-Agency MBS and $1.0 billion of RPL/NPL MBS. These RPL/NPL MBS are backed by securitized re-performing and non-performing loans and are generally structured with a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. At June 30, 2019, our investments in MSR-related assets were $1.2 billion, or 9% of our total assets. Our MSR-related assets include term notes whose cash flows are considered to be largely dependent on MSR collateral and loan participations to provide financing to mortgage originators who own MSRs. Our remaining investment-related assets, which represent approximately 4% of our total assets at June 30, 2019, were primarily comprised of REO and MBS and loan-related receivables.

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

With respect to our business operations, increases in interest rates, in general, may over time cause:  (i) the interest expense associated with our borrowings to increase; (ii) the value of certain of our residential mortgage assets and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our adjustable rate assets to reset, on a delayed basis, to higher interest rates; (iv) prepayments on our assets to decline, thereby slowing the amortization of purchase premiums and the accretion of our purchase discounts, and slowing our ability to redeploy capital to generally higher yielding investments; and (v) the value of our derivative hedging instruments and, correspondingly, our stockholders’ equity to increase.  Conversely, decreases in interest rates, in general, may over time cause:  (i) the interest expense associated with our borrowings to decrease; (ii) the value of certain of our residential mortgage assets and, correspondingly, our stockholders’ equity to increase; (iii) coupons on our adjustable rate assets, on a delayed basis, to lower interest rates; (iv) prepayments on our assets to increase, thereby accelerating the amortization of purchase premiums and the accretion of our purchase discounts, and accelerating the redeployment of our capital to generally lower yielding investments; and (v) the value of our derivative hedging instruments and, correspondingly, our stockholders’ equity to decrease.  In addition, our borrowing costs and credit lines are further affected by the type of collateral we pledge and general conditions in the credit market.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of a loan, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on our residential mortgage securities and whole loans may differ significantly.  For the three months ended June 30, 2019, our Agency MBS portfolio experienced a weighted average CPR of 18.3%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 15.7%. Over the last consecutive eight quarters, ending with June 30, 2019, the monthly weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 18.4% experienced during the month ended July 31, 2017 to a low of 12.2%, experienced during the month ended January 31, 2019, with an average CPR over such quarters of 15.2%.

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

It is generally our business strategy to hold our residential mortgage assets as long-term investments.  On at least a quarterly basis, excluding investments for which the fair value option has been elected or for which specialized loan accounting is otherwise applied, we assess our ability and intent to continue to hold each asset and, as part of this process, we monitor our MBS, CRT securities and MSR-related assets that are designated as AFS for OTTI. A change in our ability and/or intent to continue to hold any of these securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At June 30, 2019, we had net unrealized gains on our Non-Agency MBS of $444.1 million, comprised of gross unrealized gains of $444.6 million and gross unrealized losses of $483,000, and net unrealized losses of $3.1 million on our Agency MBS, comprised of gross unrealized losses of $22.5 million and gross unrealized gains of $19.3 million. At June 30, 2019, we did not intend to sell any securities in our portfolio that are designated as AFS and that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our residential mortgage assets.  Our residential mortgage investments have longer-term contractual maturities than our borrowings under repurchase agreements.  Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at June 30, 2019 were comprised of Swaps.

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

Recent Market Conditions and Our Strategy

At June 30, 2019, our residential mortgage asset portfolio, which includes residential whole loans and REO, residential mortgage securities and MSR-related assets, was approximately $12.8 billion compared to $12.4 billion at March 31, 2019. For the remainder of 2019, we expect to continue to seek investment opportunities primarily focused on residential whole loans and selectively in residential mortgage securities and MSR-related assets as market opportunities arise.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended June 30, 2019:

(In Millions)	March 31, 2019	Runoff (1)	Acquisitions	Other (2)	June 30, 2019	Change
Residential whole loans and REO	$5,527	$(313)	$1,000	$37	$6,251	$724
RPL/NPL MBS	1,285	(218)	9	(39)	1,037	(248)
MSR-related assets	825	(12)	354	3	1,170	345
CRT securities	424	—	6	(23)	407	(17)
Legacy Non-Agency MBS	1,814	(124)	2	(1)	1,691	(123)
Agency MBS	2,547	(194)	—	(96)	2,257	(290)
Totals	$12,422	$(861)	$1,371	$(119)	$12,813	$391

(1)	Primarily includes principal repayments, cash collections on Purchased Credit Impaired Loans and sales of REO.

(2)
Primarily includes sales, changes in fair value, net premium amortization/discount accretion and adjustments to record lower of cost or estimated fair value adjustments on REO. During the three months ended June 30, 2019, we sold CRT securities for $21.2 million, realizing gains of $1.2 million, sold certain Non-Agency MBS for $70.8 million, realizing gains of $8.8 million and sold certain Agency MBS for $103.3 million, realizing losses of $2.3 million.

At June 30, 2019, our total recorded investment in residential whole loans and REO was $6.3 billion, or 48.8% of our residential mortgage asset portfolio. Of this amount, (i) $4.4 billion is presented as Residential whole loans, at carrying value (of which $3.6 billion were Purchased Performing Loans and $745.7 million were Purchased Credit Impaired Loans), and (ii) $1.5 billion as Residential whole loans, at fair value, in our consolidated balance sheets. For the three months ended June 30, 2019, we recognized approximately $57.9 million of income on Residential whole loans, at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 5.72% (excluding servicing costs). In addition, we recorded a net gain on residential whole loans measured at fair value through earnings of $51.5 million in Other Income, net in our consolidated statements of operations for the three months ended June 30, 2019. At June 30, 2019 and March 31, 2019, we had REO with an aggregate carrying value of $334.1 million and $290.6 million, respectively, which is included in Other assets on our consolidated balance sheets.

At the end of the second quarter of 2019, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the second quarter of 2018, due to upward resets on securities within the portfolio, purchases of higher coupon Agency MBS in 2018 and the impact of sales of lower coupon Agency MBS during 2019 and 2018.  As a result, the coupon yield on our Agency MBS portfolio increased to 3.76% for the three months ended June 30, 2019, from 3.09% for the three months ended June 30, 2018, and the net Agency MBS yield increased to 2.50% for the three months ended June 30, 2019 from 2.03% for the three months ended June 30, 2018. The net yield for our Legacy Non-Agency MBS portfolio was 11.30% for the three months ended June 30, 2019 compared to 9.89% for the three months ended June 30, 2018.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects changes in interest rates since the second quarter of the prior year, the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases, higher accretion income recognized in the current quarter due to the impact of redemptions of certain securities that had been previously purchased at a discount as well as the impact of the cash proceeds received during 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities and Lehman Brothers Holdings Inc. The net yield for our RPL/NPL MBS portfolio was 4.98% for the three months ended June 30, 2019 compared to 4.52% for the three months ended June 30, 2018.  The increase in the net yield reflects an increase in the average coupon yield to 4.98% for the three months ended June 30, 2019 from 4.49% for the three months ended June 30, 2018.

We believe that our $479.6 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows for our existing Legacy Non-Agency MBS portfolio.  In addition, while the majority of our Legacy Non-Agency MBS will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted weighted average amortized cost basis of 68% of face value at June 30, 2019. Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency portfolio. Home price appreciation during the past few years has generally been driven by a combination of limited housing supply due partly to low levels of new home construction, low mortgage rates and demographic-driven U.S. household formation. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Further, during 2018 and the six months ended June 30, 2019, we have also observed faster voluntary prepayment (i.e., prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio.

Our book value per common share was $7.11 as of June 30, 2019, unchanged from March 31, 2019 as our portfolio continued to deliver relatively stable book value.

Repurchase agreement funding for our residential mortgage investments continued to be available to us from multiple counterparties during the second quarter of 2019.  Typically, repurchase agreement funding involving credit-sensitive investments is available at terms requiring higher collateralization and higher interest rates than for repurchase agreement funding involving Agency MBS.  At June 30, 2019, our debt consisted of borrowings under repurchase agreements with 28 counterparties, securitized debt, Convertible Senior Notes, Senior Notes outstanding and payable for unsettled purchases, resulting in a debt-to-equity multiple of 2.8 times.  (See table on page 76 under Results of Operations that presents our quarterly leverage multiples since June 30, 2018.)

During the second quarter of 2019, we issued $230.0 million in aggregate principal amount of our Convertible Senior Notes in an underwritten public offering. The total net proceeds we received from the offering were approximately $223.3 million, after deducting offering expenses and the underwriting discount. We added the net proceeds from the offering to our general corporate funds, which we may use for general working capital purposes, including to invest in additional residential mortgage assets, including, but not limited to, residential whole loans, MBS, CRT securities and investments related to mortgage serving rights, and for working capital, which may include, among other things, the repayment of amounts outstanding under our repurchase agreements.

At June 30, 2019, we have access to various sources of liquidity which we estimate to be in excess of $243.1 million. This amount includes (i) $88.7 million of cash and cash equivalents; (ii) $88.6 million in estimated financing available from unpledged Agency MBS and from other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $65.8 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. In addition, we have $1.4 billion of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets including loan securitization. With access to multiple sources of liquidity and potential financing opportunities for unencumbered residential whole loans, we believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.

The net interest spread of our investment portfolio was 1.90% and 2.30% for the three months ended June 30, 2019 and 2018, respectively. The change in our net interest spread was primarily driven by increased funding costs, reflecting Federal Reserve rate increases during 2018, as well as the impact of changes in funding spreads during this period. Overall portfolio asset yields have also risen as we have changed the mix of our investments, as portfolio run-off and equity raised has been re-invested/deployed in higher yielding investments.

Our estimated net effective duration remained relatively low at 1.11 as of June 30, 2019, as compared to 1.19 at June 30, 2018. We manage our net duration through our investment selection, as well as through the use of interest rate swaps. In addition, our low leverage limits our sensitivity to changes in interest rates.

Information About Our Assets

The table below presents certain information about our asset allocation at June 30, 2019:

ASSET ALLOCATION

(Dollars in Millions)	Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (1)		Credit Risk Transfer Securities		Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		MSR-Related Assets		Other, net (3)		Total
Fair Value/Carrying Value	$2,257		$1,691		$1,037		$407		$4,392		$1,526		$1,170		$588		$13,068
Less Payable for Unsettled Purchases	—		—		—		—		—		(87)		—		—		(87)
Less Repurchase Agreements	(2,065)		(1,276)		(809)		(325)		(2,499)		(650)		(921)		(86)		(8,631)
Less Securitized Debt	—		—		—		—		(146)		(481)		—		—		(627)
Less Convertible Senior Notes	—		—		—		—		—		—		—		(223)		(223)
Less Senior Notes	—		—		—		—		—		—		—		(97)		(97)
Net Equity Allocated	$192		$415		$228		$82		$1,747		$308		$249		$182		$3,403
Debt/Net Equity Ratio (4)	10.8	x	3.1	x	3.5	x	4.0	x	1.5	x	4.0	x	3.7	x		2.8	x

(1)
RPL/NPL MBS are backed primarily by securitized re-performing and non-performing loans. The securities are generally structured such that the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
Includes $2.3 billion of Non-QM loans, $859.7 million of Rehabilitation loans, $295.5 million of Single-family rental loans, $200.5 million of Seasoned performing loans and $745.7 million of Purchased Credit Impaired Loans. At June 30, 2019, the total fair value of these loans is estimated to be approximately $4.5 billion.

(3)	Includes cash and cash equivalents and restricted cash, other assets and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements, securitized debt and payable for unsettled purchases as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity Ratio also includes Convertible Senior Notes and Senior Notes.

Agency MBS

The following tables present certain information regarding the composition of our Agency MBS portfolio as of June 30, 2019 and December 31, 2018:

June 30, 2019

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$523,986	104.5%	102.2%	$535,705	87	3.05%	10.3%
Generic	116,589	104.5	103.0	120,050	93	3.47	9.6
Total 15-Year Fixed Rate	$640,575	104.5%	102.4%	$655,755	88	3.12%	10.2%

30-Year Fixed Rate:
Generic	$587,448	104.1%	104.9%	$616,014	12	4.50%	23.6%
Total 30-Year Fixed Rate	$587,448	104.1%	104.9%	$616,014	12	4.50%	23.6%

Hybrid	$894,330	103.5%	104.1%	$930,659	114	4.32%	20.9%
CMO/Other	$52,418	102.6%	103.5%	$54,265	205	4.35%	13.7%
Total Portfolio	$2,174,771	103.9%	103.8%	$2,256,693	81	4.02%	18.3%

December 31, 2018

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$647,482	104.4%	100.0%	$647,405	80	3.01%	8.2%
Generic	132,713	104.4	101.1	134,220	88	3.50	10.1
Total 15-Year Fixed Rate	$780,195	104.4%	100.2%	$781,625	81	3.09%	8.5%

30-Year Fixed Rate:
Generic	$711,158	104.0%	103.6%	$736,498	6	4.50%	4.7%
Total 30-Year Fixed Rate	$711,158	104.0%	103.6%	$736,498	6	4.50%	4.7%

Hybrid	$1,080,569	103.5%	103.5%	$1,118,638	108	3.90%	20.0%
CMO/Other	$58,708	102.6%	102.9%	$60,415	206	4.05%	18.7%
Total Portfolio	$2,630,630	103.9%	102.5%	$2,697,176	74	3.82%	12.5%

(1)	Does not include principal payments receivable of $682,000 and $1.0 million at June 30, 2019 and December 31, 2018, respectively.

(2)	Weighted average is based on MBS current face at June 30, 2019 and December 31, 2018, respectively.

(3)	Low loan balance represents MBS collateralized by mortgages with an original loan balance of less than or equal to $175,000.

The following tables present certain information regarding our fixed-rate Agency MBS as of June 30, 2019 and December 31, 2018:

June 30, 2019

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$270,731	104.1%	100.9%	$273,250	79	3.06%	100%	9.0%
3.0%	167,463	105.9	102.2	171,162	83	3.49	100	8.6
3.5%	3,142	103.5	103.3	3,243	104	4.19	100	30.1
4.0%	171,883	103.5	104.4	179,462	103	4.40	81	12.9
4.5%	27,356	105.3	104.7	28,638	107	4.89	35	13.7
Total 15-Year Fixed Rate	$640,575	104.5%	102.4%	$655,755	88	3.61%	92%	10.2%

30-Year Fixed Rate:
4.5%	$587,448	104.1%	104.9%	$616,014	12	5.16%	—%	23.6%
Total 30-Year Fixed Rate	$587,448	104.1%	104.9%	$616,014	12	5.16%	—%	23.6%
Total Fixed Rate Portfolio	$1,228,023	104.3%	103.6%	$1,271,769	51	4.35%	48%	16.6%

December 31, 2018

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$359,252	104.1%	98.6%	$354,252	73	3.03%	100%	6.4%
3.0%	185,912	105.9	100.3	186,548	77	3.49	100	8.4
3.5%	3,798	103.5	101.4	3,853	98	4.18	100	12.8
4.0%	199,352	103.5	102.4	204,055	97	4.40	81	11.9
4.5%	31,881	105.3	103.3	32,917	101	4.88	34	12.7
Total 15-Year Fixed Rate	$780,195	104.4%	100.2%	$781,625	81	3.57%	92%	8.5%

30-Year Fixed Rate:
4.5%	$711,158	104.0%	103.6%	$736,498	6	5.17%	—%	4.7%
Total 30-Year Fixed Rate	$711,158	104.0%	103.6%	$736,498	6	5.17%	—%	4.7%
Total Fixed Rate Portfolio	$1,491,353	104.2%	101.8%	$1,518,123	45	4.33%	48%	6.8%

(1)	Does not include principal payments receivable of $682,000 and $1.0 million at June 30, 2019 and December 31, 2018, respectively.

(2)	Weighted average is based on MBS current face at June 30, 2019 and December 31, 2018, respectively.

(3)
Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000.  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following tables present certain information regarding our Hybrid Agency MBS as of June 30, 2019 and December 31, 2018:

June 30, 2019

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid
Agency 3/1	$55,284	102.6%	104.9%	$57,996	4.65%	158	6	—%	19.4%
Agency 5/1	389,442	103.3	104.7	407,619	4.63	125	6	15	19.2
Agency 7/1	297,488	103.6	104.1	309,765	4.41	104	7	20	28.4
Agency 10/1	152,116	104.3	102.1	155,279	3.21	92	30	60	10.2
Total Hybrids	$894,330	103.5%	104.1%	$930,659	4.32%	114	11	23%	20.9%

December 31, 2018

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid
Agency 3/1	$66,369	102.6%	104.7%	$69,478	4.42%	151	6	—%	14.7%
Agency 5/1	462,833	103.3	104.2	482,466	4.30	118	5	15	20.6
Agency 7/1	389,734	103.7	103.5	403,471	3.62	96	6	20	23.7
Agency 10/1	161,633	104.3	101.0	163,223	3.20	86	36	59	11.2
Total Hybrids	$1,080,569	103.5%	103.5%	$1,118,638	3.90%	108	10	22%	20.0%

(1)	Does not include principal payments receivable of $682,000 and $1.0 million at June 30, 2019 and December 31, 2018, respectively.

(2)	Weighted average is based on MBS current face at June 30, 2019 and December 31, 2018, respectively.

(3)
Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	Interest only represents MBS backed by mortgages currently in their interest-only period. Percentage is based on MBS current face at June 30, 2019 and December 31, 2018, respectively.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at June 30, 2019 and December 31, 2018:

(In Thousands)	June 30, 2019		December 31, 2018
Non-Agency MBS
Face/Par	$2,881,490		$3,538,804
Fair Value	2,728,270		3,318,299
Amortized Cost	2,284,180		2,867,703
Purchase Discount Designated as Credit Reserve and OTTI	(479,566)	(1)	(516,116)	(2)
Purchase Discount Designated as Accretable	(117,753)		(155,025)
Purchase Premiums	9		40

(1)	Includes discount designated as Credit Reserve of $468.2 million and OTTI of $11.3 million.

(2)	Includes discount designated as Credit Reserve of $503.3 million and OTTI of $12.8 million.

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(501,619)	$(130,147)	$(572,580)	$(199,659)
Impact of RMBS Issuer Settlement (2)	—	(833)	—	(12,089)
Accretion of discount	—	14,551	—	17,530
Realized credit losses	9,917	—	10,954	—
Purchases	(624)	409	—	—
Sales	8,171	2,856	—	—
Transfers/release of credit reserve	4,589	(4,589)	8,030	(8,030)
Balance at end of period	$(479,566)	$(117,753)	$(553,596)	$(202,248)

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(516,116)	$(155,025)	$(593,227)	$(215,325)
Impact of RMBS Issuer Settlement (2)	—	(1,688)	—	(12,089)
Accretion of discount	—	27,858	—	34,746
Realized credit losses	17,420	—	19,401	—
Purchases	(624)	291	(535)	488
Sales	11,363	19,202	5,592	5,105
Transfers/release of credit reserve	8,391	(8,391)	15,173	(15,173)
Balance at end of period	$(479,566)	$(117,753)	$(553,596)	$(202,248)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of cash proceeds (a one-time payment) received by the Company in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities of approximately $833,000 and $1.7 million during the three and six months ended June 30, 2019, respectively and approximately $12.1 million during the three and six months ended June 30, 2018, respectively.

The following table presents information with respect to the yield components of our Non-Agency MBS for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019		Three Months Ended June 30, 2018
	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS
Non-Agency MBS
Coupon Yield (1)	6.91%	4.98%	6.09%	4.49%
Effective Yield Adjustment (2)	4.39	—	3.80	0.03
Net Yield	11.30%	4.98%	9.89%	4.52%

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

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at June 30, 2019 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total MBS
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$—	—%	$308	3.19%	$447,884	1.96%	$1,018,666	2.58%	$1,466,858	$1,463,418	2.39%
Freddie Mac	—	—	—	—	225,489	1.79	563,707	2.83	789,196	789,470	2.54
Ginnie Mae	—	—	—	—	77	3.93	4,360	3.49	4,437	4,487	3.50
Total Agency MBS	$—	—%	$308	3.19%	$673,450	1.91%	$1,586,733	2.67%	$2,260,491	$2,257,375	2.45%
Non-Agency MBS	$47,108	6.03%	$103,282	4.43%	$2,090	4.19%	$2,131,700	8.37%	$2,284,180	$2,728,270	8.14%
Total MBS	$47,108	6.03%	$103,590	4.43%	$675,540	1.91%	$3,718,433	5.94%	$4,544,671	$4,985,645	5.31%

CRT Securities

At June 30, 2019, our total investment in CRT securities was $407.3 million, with a net unrealized gain of $7.9 million, a weighted average yield of 4.56% and a weighted average time to maturity of 11.1 years. At December 31, 2018, our total investment in CRT securities was $492.8 million, with a net unrealized gain of $6.6 million, a weighted average yield of 5.85% and weighted average time to maturity of 11.1 years.

During three months ended June 30, 2019, we sold certain CRT securities for $21.2 million, realizing gains of $1.2 million. The net income impact of these sales, after reversal of previously unrealized gains on CRT securities on which we had elected the fair value option, was approximately $63,000.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loans held by consolidated trusts and certain entities established in connection with our loan securitization transactions at June 30, 2019 and does not reflect estimates of prepayments or scheduled amortization. For Purchased Credit Impaired Loans held at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Impaired Loans	Residential Whole Loans, at Fair Value (2)
Amount due:
Within one year	$660,774	$484	$7,854
After one year:
Over one to five years	223,007	4,674	8,222
Over five years	2,762,998	740,496	1,422,751
Total due after one year	$2,986,005	$745,170	$1,430,973
Total residential whole loans	$3,646,779	$745,654	$1,438,827

(1)	Excludes an allowance for loan losses of $450,000 at June 30, 2019.

(2)	Excludes approximately $87.0 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of June 30, 2019.

The following table presents, at June 30, 2019, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)	Residential Whole Loans, at Fair Value (1)(3)
Interest rates:
Fixed	$854,568	$942,609
Adjustable	2,131,437	488,364
Total	$2,986,005	$1,430,973

(1)	Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of June 30, 2019.

(2)	Excludes an allowance for loan losses of $450,000 at June 30, 2019.

(3)	Excludes approximately $87.0 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of June 30, 2019.

Information is not presented for Purchased Credit Impaired Loans held at carrying value as income is recognized based on pools of assets with similar risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than on the contractual coupons of the underlying loans.

MSR-Related Assets

At June 30, 2019 and December 31, 2018, we had $1.1 billion and $538.5 million, respectively, of term notes issued by SPVs that have acquired the rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. At June 30, 2019, these term notes had an amortized cost of $1.1 billion, gross unrealized gains of approximately $3.4 million, a weighted average yield of 5.17% and a weighted average term to maturity of 3.8 years. At December 31, 2018, these term notes had an amortized cost of $538.5 million, gross unrealized losses of approximately $7,000, a weighted average yield of 5.32% and a weighted average term to maturity of 4.7 years.

During the year ended December 31, 2018, we participated in a loan where we committed to lend $100.0 million of which approximately $63.8 million was drawn at June 30, 2019. At June 30, 2019, the coupon paid by the borrower on the drawn amount is 5.77%, the remaining term associated with the loan is 1.2 years and the remaining commitment period on any undrawn amount is 1.2 years.

Exposure to Financial Counterparties

We finance a significant portion of our residential mortgage assets with repurchase agreements. In connection with these financing arrangements, we pledge our assets as collateral to secure the borrowing. The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 3% to 5% of the amount borrowed for Agency MBS collateral, up to 35% for Non-Agency MBS, CRT securities, MSR-related asset and other interest-earning asset collateral, and up to 50% for residential whole loan collateral. Consequently, while repurchase agreement financing results in our recording a liability to the counterparty in our consolidated balance sheets, we are exposed to the counterparty, if during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets. The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

The table below summarizes our exposure to our counterparties at June 30, 2019, by country:

(Dollars in Thousands)	Number of Counterparties	Repurchase Agreement Financing	Exposure (1)	Exposure as a Percentage of MFA Total Assets
European Countries: (2)
Switzerland (3)	3	$1,708,233	$438,612	3.32%
United Kingdom	2	1,354,315	229,493	1.74
France	2	329,790	90,183	0.68
Holland	1	71,944	4,656	0.04
Total European	8	3,464,282	762,944	5.78%
Other Countries:
United States	14	$3,717,441	$831,483	6.30%
Canada (4)	2	898,518	232,534	1.76
South Korea	1	279,496	19,906	0.15
Japan (5)	2	181,211	17,119	0.13
China (5)	1	89,759	9,259	0.07
Total Other	20	5,166,425	1,110,301	8.41%
Total	28	$8,630,707	$1,873,245	14.19%

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

(4)
Includes Canada-based counterparties as well as U.S.-domiciled subsidiaries of Canadian parent entities. In the case of one counterparty, also includes exposure of $227.1 million to a Barbados-based affiliate of the Canadian parent entity.

(5)	Exposure is to U.S.-domiciled subsidiary of the Japanese or Chinese parent entity, as the case may be.

At June 30, 2019, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Current period estimated taxable income

We estimate that for the six months ended June 30, 2019, our taxable income was approximately $175.0 million. Based on dividends paid or declared during the six months ended June 30, 2019, we have undistributed taxable income of approximately $22.3 million, or $0.05 per share. We have until the filing of our 2019 tax return (due not later than October 15, 2020) to declare the distribution of any 2019 REIT taxable income not previously distributed.

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

Taxable income of consolidated TRS subsidiaries is included in GAAP income, but may not be included in REIT Taxable Income
Net income generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. Net income of U.S. domiciled TRS subsidiaries is included in REIT taxable income when distributed by the TRS. Net income of foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the TRS.

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

Results of Operations

Quarter Ended June 30, 2019 Compared to the Quarter Ended June 30, 2018

General

For the second quarter of 2019, we had net income available to our common stock and participating securities of $89.3 million, or $0.20 per basic and diluted common share, compared to net income available to common stock and participating securities of $66.6 million, or $0.17 per basic and diluted common share, for the second quarter of 2018. The increase in net income available to common stock and participating securities primarily reflects higher net interest income primarily driven by increased investment in residential whole loans held at carrying value and higher net Other income, which resulted primarily from higher net gains on our residential whole loans measured at fair value through earnings partially offset by losses realized on the unwind of certain Swaps not designated as hedges for accounting purposes. In addition, operating and other expenses were higher for the second quarter of 2019, primarily due to higher costs in connection with managing our residential whole loan and REO portfolios, which have grown significantly compared to the prior year period, and higher compensation related expenses, reflecting higher headcount.

For the second quarter of 2019, Core earnings were $0.20 per basic and diluted common share, compared to $0.17 per basic and diluted common share for the second quarter of 2018. Core earnings is a non-GAAP measure of our financial performance and is computed by adjusting GAAP net income available to common and participating securities by excluding the impact of unrealized gains and losses on certain of our investments. For additional information regarding the calculation of Core earnings, refer to page 83, under the heading “Core Earnings”.

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

For the second quarter of 2019, our net interest spread and margin were 1.90% and 2.29%, respectively, compared to a net interest spread and margin of 2.30% and 2.66%, respectively, for the second quarter of 2018. Our net interest income increased by $10.0 million, or 19.9%, to $59.9 million for the second quarter of 2019, from $49.9 million for the second quarter of 2018. Current quarter net interest income from residential whole loans held at carrying value, MSR-related assets and RPL/NPL MBS increased by approximately $20.9 million compared to the second quarter of 2018, primarily due to higher average amounts invested in these assets and higher yields earned on RPL/NPL MBS. These increases were offset by lower net interest income from Legacy Non-Agency MBS, CRT securities and Agency MBS compared to the second quarter of 2018 by approximately $9.3 million, primarily due to lower average amounts invested in these securities, lower yields earned on our CRT securities and higher funding costs, partially offset by higher yields earned on our Legacy Non-Agency MBS and Agency MBS portfolios. In addition, net interest income also includes $11.7 million of interest expense associated with residential whole loans held at fair value, reflecting a $1.2 million increase in borrowing costs related to these investments compared to the second quarter of 2018. Coupon interest income received from residential whole loans at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended June 30, 2019 and 2018.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended June 30,
	2019			2018
(Dollars in Thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Agency MBS (1)	$2,439,397	$15,274	2.50%	$2,596,721	$13,170	2.03%
Legacy Non-Agency MBS (1)	1,323,463	37,384	11.30	1,836,655	45,393	9.89
RPL/NPL MBS (1)	1,175,754	14,643	4.98	853,950	9,650	4.52
Total MBS	4,938,614	67,301	5.45	5,287,326	68,213	5.16
CRT securities (1)	402,805	5,094	5.06	548,369	8,695	6.34
Residential whole loans, at carrying value (2)	4,046,962	57,879	5.72	1,228,129	17,935	5.84
MSR-related assets (1)	924,016	12,338	5.34	361,829	6,219	6.88
Cash and cash equivalents (3)	204,912	1,036	2.02	182,772	685	1.50
Other interest-earning assets	88,430	1,287	5.82	—	—	—
Total interest-earning assets	10,605,739	144,935	5.47	7,608,425	101,747	5.35
Total non-interest-earning assets	2,445,567			2,723,523
Total assets	$13,051,306			$10,331,948

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements (4)	$8,621,895	$75,890	3.48%	$6,189,916	$46,234	2.95%
Securitized debt	645,972	5,936	3.64	432,283	3,565	3.26
Convertible Senior Notes	68,776	1,206	6.94	—	—	—
Senior Notes	96,831	2,012	8.31	96,787	2,011	8.31
Total interest-bearing liabilities	9,433,474	85,044	3.57	6,718,986	51,810	3.05
Total non-interest-bearing liabilities	207,745			390,708
Total liabilities	9,641,219			7,109,694
Stockholders’ equity	3,410,087			3,222,254
Total liabilities and stockholders’ equity	$13,051,306			$10,331,948

Net interest income/net interest rate spread (5)		$59,891	1.90%		$49,937	2.30%
Net interest-earning assets/net interest margin (6)	$1,172,265		2.29%	$889,439		2.66%

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

	Three Months Ended June 30, 2019
	Compared to
	Three Months Ended June 30, 2018
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(831)	$2,935	$2,104
Legacy Non-Agency MBS	(13,886)	5,877	(8,009)
RPL/NPL MBS	3,933	1,060	4,993
CRT securities	(2,043)	(1,558)	(3,601)
Residential whole loans, at carrying value (1)	40,322	(378)	39,944
MSR-related assets	7,778	(1,659)	6,119
Cash and cash equivalents	90	261	351
Other interest-earning assets	1,287	—	1,287
Total net change in income from interest-earning assets	$36,650	$6,538	$43,188

Interest-bearing liabilities:
Agency repurchase agreements	$(243)	$2,922	$2,679
Legacy Non-Agency repurchase agreements	(2,505)	7	(2,498)
RPL/NPL MBS repurchase agreements	3,478	277	3,755
CRT securities repurchase agreements	(693)	352	(341)
MSR-related assets repurchase agreements	3,981	237	4,218
Residential whole loans at carrying value repurchase agreements	22,198	(6)	22,192
Residential whole loans at fair value repurchase agreements	(1,608)	480	(1,128)
Other repurchase agreements	779	—	779
Securitized debt	1,928	443	2,371
Convertible Senior Notes	1,206	—	1,206
Senior Notes	1	—	1
Total net change in expense of interest-bearing liabilities	$28,522	$4,712	$33,234
Net change in net interest income	$8,128	$1,826	$9,954

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
June 30, 2019	1.90	2.29
March 31, 2019	1.98	2.41
December 31, 2018	2.17	2.60
September 30, 2018	2.41	2.82
June 30, 2018	2.30	2.66

(1)	Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)	Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)
June 30, 2019	2.50%	2.56%	(0.06)%	11.30%	3.30%	8.00%	4.98%	3.39%	1.59%	5.45%	2.95%	2.50%
March 31, 2019	2.77	2.53	0.24	10.45	3.30	7.15	4.90	3.43	1.47	5.31	2.95	2.36
December 31, 2018	2.72	2.36	0.36	10.65	3.30	7.35	4.82	3.27	1.55	5.36	2.82	2.54
September 30, 2018	2.21	2.22	(0.01)	10.76	3.29	7.47	5.01	3.10	1.91	5.49	2.73	2.76
June 30, 2018	2.03	2.04	(0.01)	9.89	3.30	6.59	4.52	3.19	1.33	5.16	2.64	2.52

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency MBS cost of funding includes (9), (13), (5), 6, and 9 basis points and Legacy Non-Agency MBS cost of funding includes (14), (20), (4), 5, and 8 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018 and June 30, 2018, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the second quarter of 2019 increased by $2.1 million, or 16.0%, to $15.3 million from $13.2 million for the second quarter of 2018.  This increase primarily reflects an increase in the net yield on our Agency MBS to 2.50% for the second quarter of 2019 from 2.03% for the second quarter of 2018 partially offset by a $157.3 million decrease in the average amortized cost of our Agency MBS portfolio, due primarily to portfolio run-off and sales, to $2.4 billion for the second quarter of 2019 from $2.6 billion for the second quarter of 2018. At the end of the second quarter of 2019, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the second quarter of 2018.  In addition, for the second quarter of 2019, our Agency MBS portfolio experienced an 18.3% CPR and we recognized $7.7 million of net premium amortization compared to a CPR of 16.2% and $6.9 million of net premium amortization for the second quarter of 2018. At June 30, 2019, we had net purchase premiums on our Agency MBS of $85.0 million, or 3.9% of current par value, compared to net purchase premiums of $103.0 million, or 3.9% of par value, at December 31, 2018.

Interest income on our Non-Agency MBS decreased $3.0 million, or 5.5%, for the second quarter of 2019 to $52.0 million compared to $55.0 million for the second quarter of 2018. This decrease is primarily due to portfolio run-off and sales of Legacy Non-Agency MBS, which more than offset the impact of higher amounts invested in RPL/NPL MBS and resulted in a decrease in the average amortized cost of our Non-Agency MBS portfolio of $191.4 million, or 7.1%, to $2.5 billion for the second quarter of 2019 from $2.7 billion for the second quarter of 2018. Interest income on our Legacy Non-Agency MBS for the second quarter of 2019 decreased $8.0 million to $37.4 million from $45.4 million for the second quarter of 2018. This decrease primarily reflects a $513.2 million decrease in the average amortized cost of our Legacy Non-Agency MBS portfolio to $1.3 billion for the second quarter of 2019 from $1.8 billion for the second quarter of 2018. This decrease more than offset the impact of the higher yields generated on our Legacy Non-Agency MBS portfolio, which were 11.30% for the second quarter of 2019 compared to 9.89% for the second quarter of 2018. The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects changes in interest rates since the second quarter of the prior year, the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases, higher accretion income recognized in the current quarter due to the impact of redemptions of certain securities that had been previously purchased at a discount as well as the impact of the cash proceeds received during 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities and Lehman Brothers Holdings Inc. Interest income on our RPL/NPL MBS portfolio increased $5.0 million to $14.6 million for the second quarter of 2019 from $9.7 million for the second quarter of 2018. This is primarily due to a $321.8 million increase in the average amortized cost of our RPL/NPL MBS portfolio to $1.2 billion for the second quarter of 2019 from $854.0 million for the second quarter of 2018. In addition, our RPL/NPL MBS portfolio yielded 4.98% for the second quarter of 2019 compared to 4.52% for the second quarter of 2018. The increase in the net yield primarily reflects an increase in the average coupon yield to 4.98% for the second quarter of 2019 from 4.49% for the second quarter of 2018.

During the second quarter of 2019, we recognized net purchase discount accretion of $14.5 million on our Non-Agency MBS, compared to $17.5 million for the second quarter of 2018.  At June 30, 2019, we had net purchase discounts of $596.8 million, including Credit Reserve and previously recognized OTTI of $479.6 million, on our Legacy Non-Agency MBS, or 32.4% of par value.  During the second quarter of 2019 we reallocated $4.6 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
June 30, 2019	3.76%	2.50%	18.3%	6.91%	11.30%	15.7%	4.98%	4.98%	16.1%
March 31, 2019	3.69	2.77	13.6	6.78	10.45	12.7	4.86	4.90	11.6
December 31, 2018	3.58	2.72	12.5	6.64	10.65	14.7	4.75	4.82	12.9
September 30, 2018	3.32	2.21	16.8	6.32	10.76	16.8	4.56	5.01	19.6
June 30, 2018	3.09	2.03	16.2	6.09	9.89	15.8	4.49	4.52	20.4

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

Interest income on our residential whole loans held at carrying value increased by $39.9 million, or 222.7%, for the second quarter of 2019, to $57.9 million compared to $17.9 million for the second quarter of 2018. This increase primarily reflects a $2.8 billion increase in the average balance of this portfolio to $4.0 billion for the second quarter of 2019 from $1.2 billion for the second quarter of 2018 partially offset by a decrease in the yield (excluding servicing costs) to 5.72% for the second quarter of 2019 from 5.84% for the second quarter of 2018.

Interest income on our MSR-related assets increased by $6.1 million to $12.3 million for the second quarter of 2019 compared to $6.2 million for the second quarter of 2018. This increase primarily reflects a $562.2 million increase in the average balance of these investments for the second quarter of 2019 to $924.0 million compared to $361.8 million for the second quarter of 2018 partially offset by a decrease in the yield to 5.34% for the second quarter of 2019 from 6.88% for the second quarter of 2018.

Interest Expense

Our interest expense for the second quarter of 2019 increased by $33.2 million, or 64.1%, to $85.0 million from $51.8 million for the second quarter of 2018.  This increase primarily reflects an increase in financing rates on our repurchase agreement financings, an increase in our average borrowings and securitized debt to finance residential whole loans held at carrying value, MSR-related assets and RPL/NPL MBS. In addition we incurred interest expense on our Convertible Senior Notes issued during the second quarter of 2019. The impact of these items on our interest expense was partially offset by a decrease in our average repurchase agreement borrowings to finance our Legacy Non-Agency MBS and Agency MBS portfolios and CRT securities. The effective interest rate paid on our borrowings increased to 3.57% for the quarter ended June 30, 2019 from 3.05% for the quarter ended June 30, 2018.

Payments made and/or received on our Swaps designated as hedges for accounting purposes are a component of our borrowing costs and resulted in a reduction in interest expense of $692,000, or 3 basis points, for the second quarter of 2019, as compared to an increase in interest expense of $808,000, or 28 basis points, for the second quarter of 2018.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 2.35% for the quarter ended June 30, 2019 from 2.05% for the quarter ended and June 30, 2018.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 2.46% for the quarter ended June 30, 2019 from 1.92% for the quarter ended June 30, 2018.

Other Income, net

For the second quarter of 2019, Other Income, net increased by $15.9 million, or 38.7%, to $56.9 million compared to $41.0 million for the second quarter of 2018.  The components of Other Income, net for the second quarter of 2019 and 2018 are summarized in the table below:

	Quarter Ended June 30,
(In Thousands)	2019	2018
Net gain on residential whole loans measured at fair value through earnings	$51,473	$32,443
Net realized gain on sales of residential mortgage securities	7,710	7,429
Net unrealized gain/(loss) on residential mortgage securities measured at fair value through earnings	—	(2,351)
Liquidation gains on Purchased Credit Impaired Loans and other loan related income	4,237	4,341
Net (loss)/gain on Swaps not designated as hedges for accounting purposes	(7,394)	353
Net gain/(loss) on REO properties	356	(1,423)
OTTI and other	480	214
Total Other Income, net	$56,862	$41,006

Operating and Other Expense

For the second quarter of 2019, we had compensation and benefits and other general and administrative expenses of $13.8 million, or 1.62% of average equity, compared to $12.6 million, or 1.57% of average equity, for the second quarter of 2018.  Compensation and benefits expense increased by approximately $803,000 to $7.8 million for the second quarter of 2019, compared to $7.0 million for the second quarter of 2018, primarily reflecting higher headcount and additional expense recognized in connection with long term incentive awards in the current year period. Our other general and administrative expenses increased by $352,000 to $5.9 million for the quarter ended June 30, 2019 compared to $5.6 million for the quarter ended June 30, 2018.

Operating and Other Expense for the second quarter of 2019 also includes $9.9 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $2.0 million, or 25.4%, primarily due to increases in non-recoverable advances on REO as well higher servicing and related fees associated with this portfolio. In addition, the current year period included an increase in the allowance for loan losses on Purchased Credit Impaired residential whole loans.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
June 30, 2019	2.74%	10.91%	26.13%	1.00	2.8	$7.11
March 31, 2019	2.66	10.40	26.71	1.05	2.7	7.11
December 31, 2018	1.87	6.96	28.65	1.54	2.6	7.15
September 30, 2018	2.94	10.21	30.15	1.05	2.3	7.46
June 30, 2018	2.58	8.74	31.19	1.18	2.3	7.54

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)
Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled purchases, obligations to return securities obtained as collateral, Convertible Senior Notes and Senior Notes divided by stockholders’ equity.

(6)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

Six Month Period Ended June 30, 2019 Compared to the Six Month Period Ended June 30, 2018

General

For the six months ended June 30, 2019, we had net income available to our common stock and participating securities of $174.4 million, or $0.39 per basic common share and $0.38 per diluted common share, compared to net income available to common stock and participating securities of $146.3 million, or $0.36 per basic and diluted common share, for the six months ended June 30, 2018. The increase in net income available to common stock and participating securities primarily reflects higher net interest income primarily driven by increased investment in residential whole loans held at carrying value and higher net Other income, primarily due to higher net realized gains on sales of residential mortgage securities, higher unrealized gains on residential mortgage securities measured at fair value through earnings and additional net gains on our residential whole loans measured at fair value through earnings, partially offset by losses realized on the unwind of certain Swaps not designated as hedges for accounting purposes. In addition, operating and other expenses were higher for the six months ended June 30, 2019, primarily due to higher costs in connection with managing our residential whole loan and REO portfolios, which have grown significantly compared to the prior year period, and higher compensation related expenses, reflecting higher headcount.

For the six months ended June 30, 2019, Core earnings were $0.37 per basic and diluted common share, compared to $0.37 per basic and diluted common share for the six months ended June 30, 2018. Core earnings is a non-GAAP measure of our financial performance and is computed by adjusting GAAP net income available to common and participating securities by excluding the impact of unrealized gains and losses on certain of our investments. For additional information regarding the calculation of Core earnings, refer to page 83, under the heading “Core Earnings”.

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

For the six months ended June 30, 2019, our net interest spread and margin were 1.94% and 2.35%, respectively, compared to a net interest spread and margin of 2.28% and 2.65%, respectively, for the six months ended June 30, 2018. Our net interest income increased by $18.7 million, or 18.1%, to $121.8 million for the six months ended June 30, 2019, from $103.1 million for the six months ended June 30, 2018.  For the six months ended June 30, 2019, net interest income from residential whole loans held at carrying value, RPL/NPL MBS and MSR-related assets increased by approximately $41.1 million compared to the six months ended June 30, 2018, primarily due to higher average amounts invested in these assets. These increases were offset by lower net interest income from Legacy Non-Agency MBS, CRT securities and Agency MBS compared to the six months ended June 30, 2018 by approximately $19.1 million, primarily due to lower average amounts invested in these securities and higher funding costs, partially offset by higher yields earned on our Legacy Non-Agency MBS and Agency MBS portfolios. In addition, net interest income for the six months ended June 30, 2019 also includes $22.6 million of interest expense associated with residential whole loans held at fair value, reflecting a $3.3 million increase in borrowing costs related to these investments compared to the six months ended June 30, 2018. Coupon interest income received from residential whole loans held at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the six months ended June 30, 2019 and 2018.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Six Months Ended June 30,
	2019			2018
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$2,552,855	$33,715	2.64%	$2,684,929	$28,463	2.12%
Legacy Non-Agency MBS (1)	1,377,439	74,800	10.86	1,893,093	91,429	9.66
RPL/NPL MBS (1)	1,264,362	31,228	4.94	888,626	19,716	4.44
Total MBS	5,194,656	139,743	5.38	5,466,648	139,608	5.11
CRT securities (1)	422,060	11,294	5.35	584,526	18,191	6.22
Residential whole loans, at carrying value (2)	3,709,519	107,499	5.80	1,108,272	32,264	5.82
MSR-related assets (1)	856,735	22,958	5.36	420,078	13,842	6.59
Cash and cash equivalents (3)	180,743	1,800	1.99	253,832	1,594	1.26
Other interest-earning assets	89,036	2,593	5.82	—	—	—
Total interest-earning assets	10,452,749	285,887	5.47	7,833,356	205,499	5.25
Total non-interest-earning assets (2)	2,474,049			2,759,854
Total assets	$12,926,798			$10,593,210

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements (4)	8,453,196	146,699	3.45	6,353,742	91,951	2.88
Securitized debt	660,743	12,142	3.65	395,256	6,392	3.22
Convertible Senior Notes	34,578	1,206	6.94	—	—	—
Senior Notes	96,825	4,023	8.31	96,782	4,021	8.31
Total interest-bearing liabilities	9,245,342	164,070	3.53	6,845,780	102,364	2.97
Total non-interest-bearing liabilities	267,952			512,881
Total liabilities	9,513,294			7,358,661
Stockholders’ equity	3,413,504			3,234,549
Total liabilities and stockholders’ equity	$12,926,798			$10,593,210

Net interest income/ net interest rate spread (5)		$121,817	1.94%		$103,135	2.28%
Net interest-earning assets/ net interest margin (6)	$1,207,407		2.35%	$987,576		2.65%

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

	Six Months Ended June 30, 2019
	Compared to
	Six Months Ended June 30, 2018
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(1,455)	$6,707	$5,252
Legacy Non-Agency MBS	(27,025)	10,396	(16,629)
RPL/NPL MBS	9,080	2,432	11,512
CRT securities	(4,585)	(2,312)	(6,897)
Residential whole loans, at carrying value (1)	75,383	(148)	75,235
MSR-related assets	12,110	(2,994)	9,116
Cash and cash equivalents	(548)	754	206
Other interest-earning assets	2,593	—	2,593
Total net change in income from interest-earning assets	$65,553	$14,835	$80,388

Interest-bearing liabilities:
Agency repurchase agreements	$(343)	$6,676	$6,333
Legacy Non-Agency repurchase agreements	(5,044)	61	(4,983)
RPL/NPL MBS repurchase agreements	7,687	1,068	8,755
CRT securities repurchase agreements	(1,508)	997	(511)
MSR-related assets repurchase agreements	6,702	467	7,169
Residential whole loan at carrying value repurchase agreements	38,294	444	38,738
Residential whole loan at fair value repurchase agreements	(3,573)	1,284	(2,289)
Other repurchase agreements	1,536	—	1,536
Securitized debt	4,780	970	5,750
Convertible Senior Notes	1,206	—	1,206
Senior Notes	2	—	2
Total net change in expense of interest-bearing liabilities	$49,739	$11,967	$61,706
Net change in net interest income	$15,814	$2,868	$18,682

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Six Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
June 30, 2019	2.64%	2.55%	0.09%	10.86%	3.30%	7.56%	4.94%	3.41%	1.53%	5.38%	2.95%	2.43%
June 30, 2018	2.12%	1.97%	0.15%	9.66%	3.29%	6.37%	4.44%	3.06%	1.38%	5.11%	2.58%	2.53%

(1) Reflects annualized interest income on MBS divided by average amortized cost of MBS.
(2) Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency MBS cost of funding includes (11) and 18 basis points and Legacy Non-Agency MBS cost of funding includes (17) and 19 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the six months ended June 30, 2019 and 2018, respectively.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the six months ended June 30, 2019 increased by $5.3 million, or 18.5%, to $33.7 million from $28.5 million for the six months ended June 30, 2018.  This increase primarily reflects an increase in the net yield on our Agency MBS to 2.64% for the six months ended June 30, 2019 from 2.12% for the six months ended June 30, 2018 partially offset by a $132.1 million decrease in the average amortized cost of our Agency MBS portfolio, due primarily to portfolio run-off and sales, to $2.6 billion for the six months ended June 30, 2019 from $2.7 billion for the six months ended June 30, 2018.  At the end of the second quarter of 2019, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the second quarter of 2018.  In addition, during the six months ended June 30, 2019, our Agency MBS portfolio experienced a 15.9% CPR and we recognized $13.9 million of net premium amortization compared to a CPR of 14.4% and $12.5 million of net premium amortization for the six months ended June 30, 2018.  At June 30, 2019, we had net purchase premiums on our Agency MBS of $85.0 million, or 3.9% of current par value, compared to net purchase premiums of $103.0 million, or 3.9% of par value at December 31, 2018.

Interest income on our Non-Agency MBS decreased by $5.1 million, or 4.6%, for the six months ended June 30, 2019 to $106.0 million compared to $111.1 million for the six months ended June 30, 2018. This decrease is primarily due to portfolio run-off and sales of Legacy Non-Agency MBS, which more than offset the impact of higher amounts invested in RPL/NPL MBS and resulted in a decrease in the average amortized cost of our Non-Agency MBS portfolio of $139.9 million or 5.03%, to $2.6 billion from $2.8 billion for the six months ended June 30, 2018.  Interest income on our Legacy Non-Agency MBS for the six months ended June 30, 2019 decreased $16.6 million to $74.8 million from $91.4 million for the six months ended June 30, 2018. This decrease primarily reflects a $515.7 million decrease in the average amortized cost of our Legacy Non-Agency MBS portfolio to $1.4 billion for the six months ended June 30, 2019 from $1.9 billion for the six months ended June 30, 2018. This decrease more than offset the impact of the higher yields generated on our Legacy Non-Agency MBS portfolio, which were 10.86% for the six months ended June 30, 2019 compared to 9.66% for the six months ended June 30, 2018.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects changes in interest rates since the second quarter of the prior year, the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases, higher accretion income recognized in the current six month period due to the impact of redemptions of certain securities that had been previously purchased at a discount as well as the impact of the cash proceeds received during 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities and Lehman Brothers Holding Inc. Interest income on our RPL/NPL MBS portfolio increased $11.5 million to $31.2 million for the six months ended June 30, 2019 from $19.7 million for the six months ended June 30, 2018. This is primarily due to a $375.7 million increase in the average amortized cost of our RPL/NPLMBS portfolio to $1.3 billion for the six months ended June 30, 2019 from $888.6 million for the six months ended June 30, 2018. In addition, our RPL/NPL MBS portfolio yielded 4.94% for the six months ended June 30, 2019 compared to 4.44% for the six months ended June 30, 2018. The increase in the net yield primarily reflects an increase in the average coupon yield to 4.92% for the six months ended June 30, 2019 from 4.42% for the six months ended June 30, 2018.

During the six months ended June 30, 2019, we recognized net purchase discount accretion of $27.8 million on our Non-Agency MBS, compared to $34.7 million for the six months ended June 30, 2018.  At June 30, 2019, we had net purchase discounts of $596.8 million, including Credit Reserve and previously recognized OTTI of $479.6 million, on our Legacy Non-Agency MBS, or 32.4% of par value.  During the six months ended June 30, 2019 we reallocated $8.4 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Six Months Ended	Coupon Yield (1)	Net Yield (2)	6 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	6 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	6 Month Average Bond CPR (4)
June 30, 2019	3.73%	2.64%	15.9%	6.84%	10.86%	14.2%	4.92%	4.94%	13.7%
June 30, 2018	3.05	2.12	14.4	6.00	9.66	15.3	4.42	4.44	17.2

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

Interest income on our residential whole loans held at carrying value increased by $75.2 million, or 233.2%, for the six months ended June 30, 2019 to $107.5 million compared to $32.3 million for the six months ended June 30, 2018. This increase primarily reflects a $2.6 billion increase in the average balance of this portfolio to $3.7 billion for the six months ended June 30, 2019 from $1.1 billion for the six months ended June 30, 2018 partially offset by a slight decrease in the yield (excluding servicing costs) to 5.80% for the six months ended June 30, 2019 from 5.82% for the six months ended June 30, 2018.

Interest income on our MSR-related assets increased by $9.1 million, or 65.9%, to $23.0 million for the six months ended June 30, 2019 compared to $13.8 million for the six months ended June 30, 2018. This increase primarily reflects a $436.7 million increase in the average balance of these investments for the six months ended June 30, 2019 to $856.7 million compared to $420.1 million for the six months ended June 30, 2018 partially offset by a decrease in the yield to 5.36% for the six months ended June 30, 2019 from 6.59% for the six months ended June 30, 2018.

Interest Expense

Our interest expense for the six months ended June 30, 2019 increased by $61.7 million, or 60.3%, to $164.1 million, from $102.4 million for the six months ended June 30, 2018.  This increase primarily reflects an increase in financing rates on our repurchase agreement financings, an increase in our average borrowings and securitized debt to finance residential whole loans, held at carrying value, RPL/NPL MBS and MSR-related assets. In addition we incurred interest expense on our Convertible Senior Notes issued during the second quarter of 2019. The impact of these items on our interest expense was partially offset by a decrease in our average repurchase agreement borrowings to finance our Legacy Non-Agency MBS and Agency MBS portfolios and CRT securities. The effective interest rate paid on our borrowings increased to 3.53% for the six months ended June 30, 2019, from 2.97% for the six months ended June 30, 2018.

Payments made and/or received on our Swaps designated as hedges for accounting purposes are a component of our borrowing costs and resulted in a reduction in interest expense of $1.9 million, or 5 basis points, for the six months ended June 30, 2019, compared to an increase in interest expense of $3.6 million, or 11 basis points, for the six months ended June 30, 2018.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 2.33% for the six months ended June 30, 2019 from 2.04% for the six months ended June 30, 2018.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 2.48% for the six months ended June 30, 2019 from 1.76% for the six months ended June 30, 2018.

Other Income, net

For the six months ended June 30, 2019, Other Income, net increased by $19.4 million, or 21.8%, to $108.0 million, compared to $88.7 million for the six months ended June 30, 2018.  The components of Other Income, net for the six months ended June 30, 2019 and 2018 are summarized in the table below:

	Six Months Ended June 30,
(In Thousands)	2019	2018
Net gain on residential whole loans measured at fair value through earnings	$76,740	$70,941
Net realized gain on sales of residential mortgage securities	32,319	16,246
Net unrealized gain/(loss) on residential mortgage securities measured at fair value through earnings	8,672	(3,231)
Liquidation gains on Purchased Credit Impaired Loans and other loan related income	7,045	6,846
Net (loss)/gain on Swaps not designated as hedges for accounting purposes	(16,338)	353
Net loss on REO properties	(1,573)	(2,773)
OTTI and other	1,166	284
Total Other Income, net	$108,031	$88,666

Operating and Other Expense

During the six months ended June 30, 2019, we had compensation and benefits and other general and administrative expenses of $27.0 million, or 1.58% of average equity, compared to $23.2 million, or 1.43% of average equity, for the six months ended June 30, 2018.  Compensation and benefits expense increased $2.6 million to $16.4 million for the six months ended June 30, 2019, compared to $13.8 million for the six months ended June 30, 2018, primarily due to higher headcount and additional expense recognized in connection with long term incentive awards. Our other general and administrative expenses increased by $1.2 million to $10.6 million for the six months ended June 30, 2019 compared to $9.4 million for the six months ended June 30, 2018, primarily due to higher costs associated with deferred compensation to Directors in the current year period, which were impacted by the changes in the Company’s stock price, higher professional services related costs and higher information technology related expenses.

Operating and Other Expense during the six months ended June 30, 2019 also includes $21.0 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $6.2 million, or 41.6%, primarily due to increases in non-recoverable advances on REO as well higher servicing and related fees associated with this portfolio. In addition, the current period included a provision for loan losses recorded against Purchased Performing Loans and an increase in the allowance for loan losses on Purchased Credit Impaired residential whole loans.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Six Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
June 30, 2019	2.70%	10.66%	26.41%	1.03	2.8	$7.11
June 30, 2018	2.76	9.51	30.53	1.11	2.3	7.54

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)
Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled purchases, obligations to return securities obtained as collateral, Convertible Senior Notes and Senior Notes divided by stockholders’ equity.

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

The following table provides a reconciliation of our GAAP net income available to common stock and participating securities to our non-GAAP Core earnings for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2019	2018	2019	2018
GAAP Net income to common stockholders - basic	$89,014	$66,404	$173,865	$145,830
Adjustments:
Unrealized loss/(gain) on CRT securities measured at fair value through earnings	2,040	2,351	(650)	3,231
Unrealized net (gain) on Agency MBS measured at fair value through earnings and related swaps that are not accounted for as hedging transactions	(918)	—	(5,758)	—
Total adjustments	$1,122	$2,351	$(6,408)	$3,231
Core earnings	$90,136	$68,755	$167,457	$149,061

GAAP earnings per common share	$0.20	$0.17	$0.39	$0.36
Core earnings per common share	$0.20	$0.17	$0.37	$0.37
Weighted average common shares for earnings per share	450,538	398,478	450,449	398,398

Recent Accounting Standards to Be Adopted in Future Periods

Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (or ASU 2016-13), which has subsequently been amended by ASUs 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Relief,2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in ASU 2016-13 require entities to measure all expected credit losses (rather than incurred losses) for financial assets held at the reporting date, based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 also requires enhanced financial statement disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The amendments in this ASU are required to be applied by recording a cumulative-effect adjustment to equity as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. We are currently in the process of updating our systems and processes to meet the new requirements of this ASU, including data sourcing and validation, modeling and forecasting methodologies. We will continue to monitor and evaluate the potential effects that ASU 2016-13 will have on our consolidated financial statements and related disclosures.

Under ASU 2016-13, credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in this ASU require that credit losses be recorded through an allowance for credit losses, which will allow subsequent reversals in credit loss estimates to be recognized in current income. In addition, the allowance on available-for-sale debt securities will be limited to the extent that the fair value is less than the amortized cost. Based on our initial evaluation of the amendments in this ASU, we anticipate being required to make changes to the way we account for credit impairment losses on our available-for-sale debt securities. Under our current accounting, credit impairment losses are generally required to be recorded as OTTI, which directly reduce the carrying amount of impaired securities, and are recorded in earnings and are not reversed if expected cash flows subsequently recover. Under the new guidance, credit impairments on such securities will be recorded as an allowance for credit losses that are also recorded in earnings, but the allowance can be reversed through earnings in a subsequent period if expected cash flows subsequently recover. We do not expect that transition to the new available for sale debt securities guidance will result in a material change to our retained earnings.

In addition, we expect that the new guidance will also result in changes to the accounting and presentation of our residential whole loans held at carrying value. We are currently considering whether to avail ourselves of transition relief which would allow us to adopt the fair value option on certain or potentially all of our Purchase Credit Impaired whole loans that we currently account for at carrying value. If we were to make this election on transition to the new standard, the loans on which this election was made would be recorded at fair value and the difference between the loan fair value and carrying value at the date of adoption would be recorded as an adjustment, currently expected to be positive, to retained earnings. Thereafter, such loans would be accounted for in the same manner as our Residential whole loans at fair value, which would result in a number of presentation and income recognition differences to the accounting currently applied. To the extent we do not elect this transition relief, we anticipate that, upon adoption, the guidance will result in an increase in the gross carrying amount of our Purchased Credit Impaired Loans held at carrying value by the amount of the allowance for loan losses calculated under the new guidance. Thereafter, changes in the expected cash flows of such assets are expected to result in the recognition (or reversal) of an allowance for loan losses that will impact earnings. In addition, we expect that the guidance will result in an increase in the allowance for credit losses for our Purchased Performing Loans held at carrying value, with a resulting negative adjustment to retained earnings.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at June 30, 2019, we had approximately 11.7 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the six months ended June 30, 2019, we issued 152,855 shares of common stock through our DRSPP, raising net proceeds of approximately $1.1 million. During 2018, we issued approximately 50.9 million shares of common stock in a public offering, generating net proceeds of approximately $389.4 million.

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

The following tables present information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at June 30, 2019 and December 31, 2018:

At June 30, 2019	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.49%	3.00%	5.00%
Legacy Non-Agency MBS	20.16	15.00	35.00
RPL/NPL MBS	21.54	15.00	30.00
CRT securities	19.42	17.00	25.00
Residential whole loans	16.31	8.00	50.00
MSR-related assets	21.03	20.00	30.00
Other	21.02	20.00	35.00

At December 31, 2018	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.60%	3.00%	5.00%
Legacy Non-Agency MBS	21.38	15.00	35.00
RPL/NPL MBS	21.31	15.00	30.00
CRT securities	20.01	17.00	25.00
Residential whole loans	16.55	8.00	33.00
MSR-related assets	21.88	20.00	30.00
Other	21.15	20.00	35.00

During the first six months of 2019, the weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have remained fairly consistent compared to the end of 2018.

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

At June 30, 2019, we had a total of $10.5 billion of MBS, CRT securities, residential whole loans, MSR-related assets and other interest-earning assets and $31.1 million of restricted cash pledged against our repurchase agreements and Swaps. At June 30, 2019, we have access to various sources of liquidity which we estimate exceeds $243.1 million. This includes (i) $88.7 million of cash and cash equivalents; (ii) $88.6 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $65.8 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. In addition, we have $1.4 billion of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets, including loan securitization.

During the second quarter of 2019, we issued $230.0 million in aggregate principal amount of our Convertible Senior Notes in an underwritten public offering. The total net proceeds from the offering were approximately $223.3 million, after deducting offering expenses and the underwriting discount. The Convertible Senior Notes bear interest at a fixed rate of 6.25% per year, paid semiannually on June 15 and December 15 of each year commencing December 15, 2019 and will mature on June 15, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. The Convertible Senior Notes are convertible at the option of the holders at any time until the close of business on the business day immediately preceding the maturity date into shares of our common stock based on an initial conversion rate of 125.7387 shares of our common stock for each $1,000 principal amount of the Convertible Senior Notes, which is equivalent to an initial conversion price of approximately $7.95 per share of common stock. We do not have the right to redeem the Convertible Senior Notes prior to maturity, except to the extent necessary to preserve our status as a REIT, in which case we may redeem the Convertible Senior Notes, in whole or in part, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
June 30, 2019	$8,621,895	$8,630,642	$8,639,311	$645,972	$627,487	$649,405
March 31, 2019	8,282,621	8,509,713	8,509,713	675,678	659,184	679,269
December 31, 2018	7,672,309	7,879,087	7,879,087	699,207	684,420	702,377
September 30, 2018	6,594,050	7,278,270	7,278,270	665,572	714,203	744,521
June 30, 2018	6,189,916	5,892,228	6,319,178	432,283	518,655	523,490

(1)
The information presented in the table above excludes $230.0 million of Convertible Senior Notes issued in June 2019 and $100.0 million of Senior Notes issued in April 2012. The outstanding balance of both the Convertible Senior Notes and Senior Notes have been unchanged since issuance.

Cash Flows and Liquidity for the Six Months Ended June 30, 2019

Our cash, cash equivalents and restricted cash increased by $31.0 million during the six months ended June 30, 2019, reflecting: $738.4 million used in our investing activities; $683.4 million provided by our financing activities; and $85.9 million provided by our operating activities.

At June 30, 2019, our debt-to-equity multiple was 2.8 times compared to 2.6 times at December 31, 2018. At June 30, 2019, we had borrowings under repurchase agreements of $8.6 billion with 28 counterparties, of which $2.1 billion were secured by Agency MBS, $1.3 billion were secured by Legacy Non-Agency MBS, $809.0 million were secured by RPL/NPL MBS, $324.6 million were secured by CRT securities, $3.1 billion were secured by residential whole loans, $920.7 million were secured by MSR-related assets and $86.1 million were secured by other interest-earning assets.  We continue to have available capacity under our repurchase agreement credit lines.  In addition, at June 30, 2019, we had securitized debt of $627.5 million in connection with our loan securitization transactions. At December 31, 2018, we had borrowings under repurchase agreements of $7.9 billion with 26 counterparties, of which $2.4 billion were secured by Agency MBS, $1.4 billion were secured by Legacy Non-Agency MBS, $1.1 billion were secured by RPL/NPL MBS, $391.6 million were secured by CRT securities, $2.0 billion were secured by residential whole loans, $474.1 million were secured by MSR-related assets and $76.4 million were secured by other interest-earning assets. In addition, at December 31, 2018, we had securitized debt of $684.4 million in connection with our loan securitization transactions.

During the six months ended June 30, 2019, $738.4 million was used in our investing activities.  We paid $1.9 billion for purchases of residential whole loans, loan related investments and capitalized advances, and purchased $573.9 million of MSR-related assets, $113.6 million of Non-Agency MBS, and $10.5 million of CRT securities funded with cash and repurchase agreement borrowings.  In addition, during the six months ended June 30, 2019, we received cash of $930.6 million from prepayments and scheduled amortization on our MBS, CRT securities and MSR-related assets, of which $354.7 million was attributable to Agency MBS, $556.7 million was from Non-Agency MBS, and $19.2 million was attributable to MSR-related assets, and we sold certain of our investment securities for $404.8 million, realizing net gains of $32.3 million. While we generally intend to hold our MBS and CRT securities as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. During the six months ended June 30, 2019 we received $523.6 million of principal payments on residential whole loans and $56.1 million of proceeds on sales of REO.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
June 30, 2019	$26,037	$—	$26,037	$6,287	$(19,750)
March 31, 2019	49,139	—	49,139	65,461	16,322
December 31, 2018	14,452	—	14,452	23,760	9,308
September 30, 2018	61,492	3,005	64,497	8,294	(56,203)
June 30, 2018	44,278	—	44,278	20,001	(24,277)

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through June 30, 2019.

During the six months ended June 30, 2019, we paid $180.6 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $7.5 million on our preferred stock. On June 12, 2019, we declared our second quarter 2019 dividend on our common stock of $0.20 per share; on July 31, 2019, we paid this dividend, which totaled approximately $90.4 million, including dividend equivalents of approximately $276,000.

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

The fair value of our Non-QM loans and Single-family rental loans are dependent on the value of the underlying real estate collateral, as well as the level of interest rates. Because these loans are primarily newly or recently originated performing loans, we believe these investments exhibit positive duration. Given the short duration of the Company’s Rehabilitation loans, we believe the fair value of these loans exhibits little sensitivity to changes in interest rates. We estimate the duration of these Purchased Performing Loans held at carrying value using management’s assumptions.

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

At June 30, 2019, MFA’s $3.9 billion of Agency MBS and Legacy Non-Agency MBS were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
Time to Reset	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
(Dollars in Thousands)
< 2 years (5)	$868,728	6	22.0%	$1,033,793	5	16.8%	$1,902,521	5	19.1%
2-5 years	106,776	37	9.6	—	—	—	106,776	37	9.6
> 5 years	9,420	72	6.1	—	—	—	9,420	72	6.1
ARM-MBS Total	$984,924	10	20.5%	$1,033,793	5	16.8%	$2,018,717	7	18.6%
15-year fixed (6)	$655,755		10.9%	$973		45.1%	$656,728		11.9%
30-year fixed (6)	616,014		23.4	607,512		13.6	1,223,526		18.2
40-year fixed (6)	—		—	45,627		8.3	45,627		8.3
Fixed-Rate Total	$1,271,769		16.6%	$654,112		14.0%	$1,925,881		15.7%
MBS Total	$2,256,693		18.3%	$1,687,905		15.7%	$3,944,598		17.1%

(1)	Excludes $1.0 billion of RPL/NPL MBS. Refer to table below for further information.

(2)	Does not include principal payments receivable of $682,000.

(3)
Months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic and/or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	3 month average CPR weighted by positions as of the beginning of each month in the quarter.

(5)	Includes floating-rate MBS that may be collateralized by fixed-rate mortgages.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at June 30, 2019:

(Dollars in Thousands)	Fair Value	Net Coupon	Months to Step-Up (1)	3 Month Average Bond CPR (2)
Re-Performing loans	$95,356	4.34%	22	—%
Non-Performing loans	942,142	5.22	26	17.5
Total RPL/NPL MBS	$1,037,498	5.14%	26	16.1%

(1)
Months to step-up is the weighted average number of months remaining before the coupon interest rate increases pursuant to the first coupon reset. We anticipate that the securities will be redeemed prior to the step-up date.

(2)	All principal payments are considered to be prepayments for CPR purposes.

At June 30, 2019, our CRT securities and MSR-related assets had a fair value of $407.3 million and $1.2 billion, respectively, and their coupons reset monthly based on one-month LIBOR.

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at June 30, 2019.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at June 30, 2019.

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$12,882,957	$23,485	$12,906,442	$(179,238)	(4.84)%	(1.37)%
+ 50 Basis Point Increase	$13,011,897	$(7,098)	$13,004,799	$(80,881)	(2.15)%	(0.62)%
Actual at June 30, 2019	$13,123,362	$(37,682)	$13,085,680	$—	—%	—%
- 50 Basis Point Decrease	$13,217,349	$(68,265)	$13,149,084	$63,404	0.60%	0.48%
-100 Basis Point Decrease	$13,293,861	$(98,850)	$13,195,011	$109,331	1.28%	0.84%

(1)	Such assets include MBS and CRT securities, residential whole loans and REO, MSR-related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2019.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At June 30, 2019, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At June 30, 2019, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps and securitized and other fixed rate debt, of 1.11 which is the weighted average of 1.42 for our Agency MBS, 0.94 for our Non-Agency investments, 2.23 for our Residential whole loans, (1.68) for our Swaps, securitized debt, and other fixed rate debt, and 0.15 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.53), which is the weighted average of (0.89) for our Agency MBS, zero for our Swaps and securitized and other fixed rate debt, (0.11) for our Non-Agency MBS, (0.75) for our Residential whole loans and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics of the mortgage loans underlying our Legacy Non-Agency MBS.  The following table presents certain information about our Legacy Non-Agency MBS portfolio at June 30, 2019.  Information presented with respect to the weighted average Fair Isaac Corporation (or FICO) scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, do not reflect the impact of the general changes in home prices or changes in borrowers’ credit scores or the current use of the mortgaged properties.

The information in the table below is presented as of June 30, 2019:

(Dollars in Thousands)	Securities with Average Loan FICO of 715 or Higher (1)	Securities with Average Loan FICO Below 715 (1)	Total

Number of securities	173	142	315
MBS current face (2)	$1,017,626	$827,174	$1,844,800
Total purchase discounts, net (2)	$(294,551)	$(302,286)	$(596,837)
Purchase discount designated as Credit Reserve and OTTI (2)(3)	$(209,452)	$(270,115)	$(479,567)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	20.6%	32.7%	26.0%
MBS amortized cost (2)	$723,075	$524,888	$1,247,963
MBS fair value (2)	$945,661	$742,244	$1,687,905
Weighted average fair value to current face	92.9%	89.7%	91.5%
Weighted average coupon (4)	4.59%	5.09%	4.81%
Weighted average loan age (months) (4)(5)	154	160	157
Weighted average current loan size (4)(5)	$424	$264	$352
Percentage amortizing (6)	100%	99%	100%
Weighted average FICO score at origination (4)(7)	728	703	717
Owner-occupied loans	90.4%	87.1%	88.9%
Rate-term refinancings	24.4%	17.2%	21.2%
Cash-out refinancings	34.6%	44.2%	38.9%
3 Month CPR (5)	17.3%	14.5%	16.1%
3 Month CRR (5)(8)	13.7%	11.8%	12.9%
3 Month CDR (5)(8)	4.4%	3.4%	3.9%
3 Month loss severity	60.8%	56.1%	59.0%
60+ days delinquent (7)	10.2%	11.7%	10.9%
Percentage of always current borrowers (Lifetime) (9)	25.9%	21.4%	23.9%
Percentage of always current borrowers (12M) (10)	76.5%	71.9%	74.4%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

(2)
Excludes Non-Agency MBS issued since 2012 in which the underlying collateral consists of RPL/NPL MBS. These Non-Agency MBS have a current face of $1.0 billion, amortized cost of $1.0 billion, fair value of $1.0 billion and purchase discounts of $474,000 at June 30, 2019.

(3)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(4)	Weighted average is based on MBS current face at June 30, 2019.

(5)	Information provided is based on loans for individual groups owned by us.

(6)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(7)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(8)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(9)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations by state of the mortgages collateralizing our Legacy Non-Agency MBS at June 30, 2019:

Property Location	Percent of Unpaid Principal Balance
California	42.4%
Florida	8.0%
New York	7.9%
Maryland	4.0%
Virginia	3.9%

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

Residential Whole Loans

We are also exposed to credit risk from our investments in residential whole loans. Our investment process for non-performing and Purchased Credit Impaired Loans is generally similar to that used for Legacy Non-Agency MBS and is likewise focused on quantifying and pricing credit risk. Non-Performing and Purchased Credit Impaired Loans are acquired at purchase prices that are generally discounted to the contractual loan balances based on a number of factors, including the impaired credit history of the borrower and the value of the collateral securing the loan. In addition, as we generally own the mortgage-servicing rights associated with these loans, our process is also focused on selecting a sub-servicer with the appropriate expertise to mitigate losses and maximize our overall return. This involves, among other things, performing due diligence on the sub-servicer prior to their engagement as well as ongoing oversight and surveillance. To the extent that delinquencies and defaults on these loans are higher than our expectation at the time the loans were purchased, the discounted purchase price at which the asset is acquired is intended to provide a level of protection against financial loss.

Credit risk on Purchased Performing Loans is mitigated through our process to underwrite the loan before it is purchased and includes an assessment of the borrower’s financial condition and ability to repay the loan, nature of the collateral and relatively low LTV, including after-repair LTV for the majority of our Rehabilitation loans.

The following table presents certain information about our Residential whole loans, at carrying value at June 30, 2019:

	Purchased Performing Loans		Purchased Credit Impaired Loans
	Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	Total
Carrying value	$3,506,962	$139,817	$404,710	$340,944	$4,392,433
Unpaid principal balance (UPB)	$3,449,549	$140,196	$467,355	$465,787	$4,522,887
Weighted average coupon (1)	6.3%	6.7%	4.5%	4.4%	6.0%
Weighted average term to maturity (months)	263	320	273	323	272
Weighted average LTV (2)	63.7%	90.8%	58.6%	110.7%	68.8%
Loans 90+ days delinquent (UPB)	$30,874	$—	$33,542	$69,487	$133,903

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

(2)
LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $215.5 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at June 30, 2019:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	36.3%
Florida	11.6%
New York	8.0%
New Jersey	5.5%
Illinois	3.4%

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

Liquidity Risk

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  We pledge residential mortgage assets and cash to secure our repurchase agreements and Swaps.  At June 30, 2019, we had access to various sources of liquidity which we estimate to be in excess of $243.1 million, an amount which includes: (i) $88.7 million of cash and cash equivalents, (ii) $88.6 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that are currently pledged in excess of contractual requirements, and (iii) $65.8 million in estimated financing available from currently unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements.  Our sources of liquidity do not include restricted cash. In addition, we have $1.4 billion of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets including loan securitization. Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position.  Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. As such, we cannot assure you that we will always be able to roll over our repurchase agreement financings.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

In addition, increased prepayments are generally associated with decreasing market interest rates as borrowers are able to refinance their mortgages at lower rates. Therefore, increased prepayments on our investments may accelerate the redeployment of our capital to generally lower yielding investments. Similarly, decreased prepayments are generally associated with increasing market interest rates and may slow our ability to redeploy capital to generally higher yielding investments.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2019, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2019. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company engaged in no share repurchase activity during the second quarter of 2019 pursuant to the Repurchase Program nor did it withhold any restricted shares (under the terms of grants under its Equity Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.

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

Date: August 7, 2019	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
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

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of June 30, 2019 (Unaudited) and December 31, 2018; (ii) our Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2019 and 2018; (iii) our Consolidated Statements of Comprehensive Income / (Loss) (Unaudited) for the three and six months ended June 30, 2019 and 2018 (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the six months ended June 30, 2019 and 2018; (v) our Consolidated Statements of Cash Flows (Unaudited) for the three and six months ended June 30, 2019 and 2018; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

E-1