Form 10-Q
period 2019-09-30
MFA FINANCIAL, INC.
filed 2019-11-06
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2019

or
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

451,770,207 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 31, 2019.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)	September 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Residential mortgage securities:
Agency MBS, at fair value ($1,809,380 and $2,575,331 pledged as collateral, respectively)	$1,813,873	$2,698,213
Non-Agency MBS, at fair value ($2,389,549 and $3,248,900 pledged as collateral, respectively)	2,397,789	3,318,299
Credit Risk Transfer (“CRT”) securities, at fair value ($377,779 and $480,315 pledged as collateral, respectively)	377,892	492,821
Residential whole loans, at carrying value ($3,657,830 and $1,645,372 pledged as collateral, respectively) (1)	4,969,414	3,016,715
Residential whole loans, at fair value ($835,762 and $738,638 pledged as collateral, respectively) (1)	1,453,169	1,665,978
Mortgage servicing rights (“MSR”) related assets ($1,164,284 and $611,807 pledged as collateral, respectively)	1,164,284	611,807
Cash and cash equivalents	154,193	51,965
Restricted cash	38,998	36,744
Other assets	735,209	527,785
Total Assets	$13,104,821	$12,420,327

Liabilities:
Repurchase agreements	$8,571,422	$7,879,087
Other liabilities	1,129,973	1,125,139
Total Liabilities	$9,701,395	$9,004,226

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 451,692 and 449,787 shares issued and outstanding, respectively	4,517	4,498
Additional paid-in capital, in excess of par	3,634,140	3,623,275
Accumulated deficit	(637,161)	(632,040)
Accumulated other comprehensive income	401,850	420,288
Total Stockholders’ Equity	$3,403,426	$3,416,101
Total Liabilities and Stockholders’ Equity	$13,104,821	$12,420,327

(1)
Includes approximately $189.9 million and $209.4 million of Residential whole loans, at carrying value and $593.3 million and $694.7 million of Residential whole loans, at fair value transferred to consolidated variable interest entities (“VIEs”) at September 30, 2019 and December 31, 2018, respectively. Such assets can be used only to settle the obligations of each respective VIE.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2019	2018	2019	2018
Interest Income:
Agency MBS	$11,806	$14,332	$45,521	$42,795
Non-Agency MBS	44,582	58,667	150,610	169,812
CRT securities	4,251	7,748	15,545	25,939
Residential whole loans held at carrying value	64,226	29,524	171,725	61,788
MSR-related assets	15,274	6,407	38,232	20,249
Cash and cash equivalent investments	903	754	2,703	2,348
Other interest-earning assets	1,679	—	4,272	—
Interest Income	$142,721	$117,432	$428,608	$322,931

Interest Expense:
Repurchase agreements	$74,240	$50,881	$220,939	$142,832
Other interest expense	11,583	7,997	28,954	18,410
Interest Expense	$85,823	$58,878	$249,893	$161,242

Net Interest Income	$56,898	$58,554	$178,715	$161,689

Other Income, net:
Net gain on residential whole loans measured at fair value through earnings	$40,175	$34,942	$116,915	$105,883
Net realized gain on sales of residential mortgage securities	17,708	16,415	50,027	32,661
Net unrealized (loss)/gain on residential mortgage securities measured at fair value through earnings	(571)	(8,545)	8,101	(11,776)
Net (loss)/gain on Swaps not designated as hedges for accounting purposes	(929)	4,002	(17,267)	4,355
Other, net	6,046	1,545	12,684	5,902
Other Income, net	$62,429	$48,359	$170,460	$137,025

Operating and Other Expense:
Compensation and benefits	$7,920	$6,868	$24,315	$20,654
Other general and administrative expense	5,022	4,155	15,601	13,569
Loan servicing and other related operating expenses	10,786	8,758	31,763	23,569
Operating and Other Expense	$23,728	$19,781	$71,679	$57,792

Net Income	$95,599	$87,132	$277,496	$240,922
Less Preferred Stock Dividends	3,750	3,750	11,250	11,250
Net Income Available to Common Stock and Participating Securities	$91,849	$83,382	$266,246	$229,672

Basic Earnings per Common Share	$0.20	$0.19	$0.59	$0.56
Diluted Earnings per Common Share	$0.20	$0.19	$0.58	$0.56

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Net income	$95,599	$87,132	$277,496	$240,922
Other Comprehensive Income/(Loss):
Unrealized gain/(loss) on Agency MBS, net	603	(9,177)	22,483	(27,507)
Unrealized gain/(loss) on Non-Agency MBS, CRT securities and MSR term notes, net	4,880	(25,101)	27,602	(62,743)
Reclassification adjustment for MBS sales included in net income	(14,499)	(9,455)	(36,370)	(25,580)
Derivative hedging instrument fair value changes, net	(233)	5,390	(30,384)	32,974
Amortization of de-designated hedging instruments, net	(685)	—	(1,769)	—
Other Comprehensive Income/(Loss)	(9,934)	(38,343)	(18,438)	(82,856)
Comprehensive income before preferred stock dividends	$85,665	$48,789	$259,058	$158,066
Dividends declared on preferred stock	(3,750)	(3,750)	(11,250)	(11,250)
Comprehensive Income Available to Common Stock and Participating Securities	$81,915	$45,039	$247,808	$146,816

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2019
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	8,000	$80	449,787	$4,498	$3,623,275	$(632,040)	$420,288	$3,416,101
Net income	—	—	—	—	—	88,857	—	88,857
Issuance of common stock, net of expenses	—	—	1,066	7	544	—	—	551
Repurchase of shares of common stock (1)	—	—	(370)	—	(2,610)	—	—	(2,610)
Equity based compensation expense	—	—	—	—	992	—	—	992
Accrued dividends attributable to stock-based awards	—	—	—	—	435	—	—	435
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(90,097)	—	(90,097)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(256)	—	(256)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	5,094	5,094
Derivative hedging instrument fair value changes, net	—	—	—	—	—	—	(10,786)	(10,786)
Balance at March 31, 2019	8,000	$80	450,483	$4,505	$3,622,636	$(637,286)	$414,596	$3,404,531
Net income	—	—	—	—	—	93,040	—	93,040
Issuance of common stock, net of expenses	—	—	139	1	585	—	—	586
Equity based compensation expense	—	—	—	—	2,438	—	—	2,438
Accrued dividends attributable to stock-based awards	—	—	—	—	(260)	—	—	(260)
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(90,124)	—	(90,124)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(276)	—	(276)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	17,637	17,637
Derivative hedging instrument fair value changes, net	—	—	—	—	—	—	(20,449)	(20,449)
Balance at June 30, 2019	8,000	$80	450,622	$4,506	$3,625,399	$(638,396)	$411,784	$3,403,373
Net income	—	—	—	—	—	95,599	—	95,599
Issuance of common stock, net of expenses	—	—	1,070	11	7,713	—	—	7,724
Repurchase of shares of common stock (1)	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	1,288	—	—	1,288
Accrued dividends attributable to stock-based awards	—	—	—	—	(260)	—	—	(260)
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(90,338)	—	(90,338)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(276)	—	(276)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	(9,016)	(9,016)
Derivative hedging instrument fair value changes, net	—	—	—	—	—	—	(918)	(918)
Balance at September 30, 2019	8,000	$80	451,692	$4,517	$3,634,140	$(637,161)	$401,850	$3,403,426

(1)  For the nine months ended September 30, 2019 includes approximately $2.6 million (370,244 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2018
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	8,000	$80	397,831	$3,978	$3,227,304	$(578,950)	$609,224	$3,261,636
Cumulative effect adjustment on adoption of new accounting standard for revenue recognition	—	—	—	—		295	—	295
Net income	—	—	—	—	—	83,395	—	83,395
Issuance of common stock, net of expenses	—	—	849	6	1,224	—	—	1,230
Repurchase of shares of common stock (1)	—	—	(251)	—	(1,957)	—	—	(1,957)
Equity based compensation expense	—	—	—	—	549	—	—	549
Accrued dividends attributable to stock-based awards	—	—	—	—	430	—	—	430
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(79,686)	—	(79,686)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(217)	—	(217)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	(46,163)	(46,163)
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	19,669	19,669
Balance at March 31, 2018	8,000	$80	398,429	$3,984	$3,227,550	$(578,913)	$582,730	$3,235,431
Net income	—	—	—	—	—	70,395	—	70,395
Issuance of common stock, net of expenses	—	—	104	1	480	—	—	481
Equity based compensation expense	—	—	—	—	2,255	—	—	2,255
Accrued dividends attributable to stock-based awards	—	—	—	—	(230)	—	—	(230)
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(79,706)	—	(79,706)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(244)	—	(244)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	(25,934)	(25,934)
Derivative hedging instruments fair value changes, net	—	—	—	—	$—	$—	$7,915	$7,915
Balance at June 30, 2018	8,000	$80	398,533	$3,985	$3,230,055	$(592,218)	$564,711	$3,206,613
Net income	—	—	—	—	—	87,132	—	87,132
Issuance of common stock, net of expenses	—	—	50,939	510	389,361	—	—	389,871
Equity based compensation expense	—	—	—	—	1,082	—	—	1,082
Accrued dividends attributable to stock-based awards	—	—	—	—	(230)	—	—	(230)
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(89,894)	—	(89,894)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(241)	—	(241)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	(43,733)	(43,733)
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	5,390	5,390
Balance at September 30, 2018	8,000	$80	449,472	$4,495	$3,620,268	$(598,971)	$526,368	$3,552,240

(1)  For the nine months ended September 30, 2018, includes approximately $2.0 million (250,946 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In Thousands)	2019	2018
Cash Flows From Operating Activities:
Net income	$277,496	$240,922
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of residential mortgage securities	(50,027)	(32,661)
Gain on sales of real estate owned	(5,785)	(6,582)
Gain on liquidation of residential whole loans	(14,538)	(18,598)
Accretion of purchase discounts on residential mortgage securities, residential whole loans and MSR-related assets	(45,990)	(64,211)
Amortization of purchase premiums on residential mortgage securities and residential whole loans	32,085	21,141
Depreciation and amortization on real estate, fixed assets and other assets	1,957	1,354
Equity-based compensation expense	4,724	3,891
Unrealized gains on residential whole loans at fair value	(33,313)	(26,788)
Unrealized (gains)/losses on residential mortgage securities and interest rate swap agreements (“Swaps”) and other	(122)	2,767
Increase in other assets	(24,647)	(31,018)
Increase in other liabilities	11,756	33
Net cash provided by operating activities	$153,596	$90,250

Cash Flows From Investing Activities:
Principal payments on residential mortgage securities and MSR-related assets	$1,555,449	$1,797,012
Proceeds from sales of residential mortgage securities	735,768	341,589
Purchases of residential mortgage securities and MSR-related assets	(837,591)	(2,021,914)
Purchases of residential whole loans, loan related investments and capitalized advances	(2,988,229)	(2,158,105)
Principal payments on residential whole loans	906,072	345,917
Proceeds from sales of real estate owned	81,206	93,635
Purchases of real estate owned and capital improvements	(15,671)	(10,179)
Additions to leasehold improvements, furniture and fixtures	(1,351)	(1,009)
Net cash used in investing activities	$(564,347)	$(1,613,054)

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(54,103,776)	$(48,988,034)
Proceeds from borrowings under repurchase agreements	54,796,010	49,651,416
Proceeds from issuance of securitized debt	—	419,970
Principal payments on securitized debt	(79,350)	(67,945)
Payments made for securitization related costs	—	(2,472)
Proceeds from issuance of Convertible Senior Notes	223,311	—
Payments made for settlements on Swaps	(47,622)	(40,885)
Proceeds from settlements on Swaps	—	57,656
Proceeds from issuances of common stock	8,861	391,932
Payments made for costs related to common stock issuances	—	(350)
Dividends paid on preferred stock	(11,250)	(11,250)
Dividends paid on common stock and dividend equivalents	(270,951)	(239,623)
Net cash provided by financing activities	$515,233	$1,170,415
Net increase/(decrease) in cash, cash equivalents and restricted cash	$104,482	$(352,389)
Cash, cash equivalents and restricted cash at beginning of period	$88,709	$463,743
Cash, cash equivalents and restricted cash at end of period	$193,191	$111,354

Supplemental Disclosure of Cash Flow Information
Interest Paid	$237,644	$161,028

Non-cash Investing and Financing Activities:
Net decrease in securities obtained as collateral/obligation to return securities obtained as collateral	$—	$(505,850)
Transfer from residential whole loans to real estate owned	$193,531	$161,572
Dividends and dividend equivalents declared and unpaid	$90,614	$90,136
Payable for unsettled residential whole loans purchases	$59,524	$10,888

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

1.   Organization

MFA Financial, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders.  The Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. (See Note 2(o))

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2019 and results of operations for all periods presented have been made.  The results of operations for the three and nine months ended September 30, 2019 should not be construed as indicative of the results to be expected for the full year.

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

The Company has one reportable segment since it manages its business and analyzes and reports its results of operations on the basis of one operating segment: investing, on a leveraged basis, in residential mortgage assets.

The consolidated financial statements of the Company include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated. In addition, the Company consolidates entities established to facilitate transactions related to the acquisition and securitization of residential whole loans completed in prior years. Certain prior period amounts have been reclassified to conform to the current period presentation.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

The Company has elected the fair value option for certain of its CRT securities as it considers this method of accounting to more appropriately reflect the risk-sharing structure of these securities. Such securities are carried at their fair value with changes in fair value included in earnings for the period and reported in Other Income, net on the Company’s consolidated statements of operations.

Revenue Recognition, Premium Amortization and Discount Accretion

Interest income on securities is accrued based on their outstanding principal balance and their contractual terms. Premiums and discounts associated with Agency MBS and Non-Agency MBS assessed as high credit quality at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayment activity.

Interest income on Non-Agency MBS that were purchased at a discount to par value and/or are considered to be of less than high credit quality is recognized based on the security’s effective interest rate which is the security’s internal rate of return (“IRR”). The IRR is determined using management’s estimate of the projected cash flows for each security, which are based on the Company’s observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the IRR/ interest income recognized on these securities or in the recognition of OTTIs.  (See Note 3)

Based on the projected cash flows from the Company’s Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as non-accretable purchase discount (“Credit Reserve”), which effectively mitigates the Company’s risk of loss on the mortgages collateralizing such MBS, and is not expected to be accreted into interest income.  The amount designated as Credit Reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a Credit Reserve is more favorable than forecasted, a portion of the amount designated as Credit Reserve may be reallocated to accretable discount and recognized into interest income over time.  Conversely, if the performance of a security with

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

a Credit Reserve is less favorable than forecasted, the amount designated as Credit Reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

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

When the fair value of an AFS security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities on at least a quarterly basis and designates such impairments as either “temporary” or “other-than-temporary.”  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an other-than-temporarily impaired security, only the portion of the impairment related to credit losses is recognized through charges to earnings with the remainder recognized through AOCI on the Company’s consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings.  Following the recognition of an OTTI through earnings, a new cost basis is established for the security, which may not be adjusted for subsequent recoveries in fair value through earnings.  However, OTTIs recognized through charges to earnings may, upon recovery, be accreted back to the amortized cost basis of the security on a prospective basis through interest income.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that are susceptible to significant change.  (See Note 3)

Non-Agency MBS that are assessed to be of less than high credit quality and on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, year of origination, loan-to-value ratios (“LTVs”), geographic concentrations and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes.  Impairment assessment for Non-Agency MBS that were purchased at prices close to par and/or are otherwise considered to be of high credit quality involves comparing the present value of the remaining cash flows expected to be collected against the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the instrument’s IRR.

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
SEPTEMBER 30, 2019

(c)  Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

Residential whole loans included in the Company’s consolidated balance sheets are primarily comprised of pools of fixed- and adjustable-rate residential mortgage loans acquired through consolidated trusts in secondary market transactions. The accounting model utilized by the Company is determined at the time each loan package is initially acquired and is generally based on the delinquency status of the majority of the underlying borrowers in the package at acquisition. The accounting model described below for Purchased Credit Impaired Loans that are held at carrying value is typically utilized by the Company for Purchased Credit Impaired Loans where the underlying borrower has a delinquency status of less than 60 days at the acquisition date. The Company also acquires Purchased Performing Loans that are typically held at carrying value, but the accounting methods for income recognition and determination and measurement of any required loan loss reserves (as discussed below) differ from those used for Purchased Credit Impaired Loans held at carrying value. The accounting model described below for residential whole loans held at fair value is typically utilized by the Company for loans where the underlying borrower has a delinquency status of 60 days or more at the acquisition date. The accounting model initially applied is not subsequently changed.

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

An allowance for loan losses is recorded when, based on current information and events, it is probable that the Company will be unable to collect all amounts due under the existing contractual terms of the loan agreement. Any required loan loss allowance would typically be measured based on the fair value of the collateral securing the loan and would reduce the carrying value of the loan with a corresponding charge to earnings. Significant judgments are required in determining any allowance for loan loss, including assumptions regarding the loan cash flows expected to be collected, the value of the underlying collateral and the ability of the Company to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, interest income is recorded under the cash basis method as interest payments are received. Interest accruals are resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or it is legally discharged.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

Under the application of the accounting model for Purchased Credit Impaired Loans, the Company may aggregate into pools loans acquired in the same fiscal quarter that are assessed as having similar risk characteristics. For each pool established, or on an individual loan basis for loans not aggregated into pools, the Company estimates at acquisition, and periodically on at least a quarterly basis, the principal and interest cash flows expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield.” This amount is accreted as interest income over the life of the loans using an effective interest rate (level yield) methodology. Interest income recorded each period reflects the amount of accretable yield recognized and not the coupon interest payments received on the underlying loans. The difference between contractually required principal and interest payments and the cash flows expected to be collected is referred to as the “non-accretable difference,” and includes estimates of both the effect of prepayments and expected credit losses over the life of the underlying loans.

A decrease in expected cash flows in subsequent periods may indicate impairment at the pool and/or individual loan level, thus requiring the establishment of an allowance for loan losses by a charge to the provision for loan losses. The allowance for loan losses generally represents the present value of cash flows expected at acquisition, adjusted for any increases due to changes in estimated cash flows, that are subsequently no longer expected to be received at the relevant measurement date. Under the accounting model applied to Purchased Credit Impaired Loans, a significant increase in expected cash flows in subsequent periods first reduces any previously recognized allowance for loan losses and then will result in a recalculation of the amount of accretable yield. The adjustment of accretable yield due to a significant increase in expected cash flows is accounted for prospectively as a change in estimate and results in reclassification from nonaccretable difference to accretable yield.

Residential Whole Loans at Fair Value

Certain of the Company’s residential whole loans are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of acquisition. For the majority of these loans, there is significant uncertainty associated with estimating the timing of and amount of cash flows that will be collected. Further, the cash flows ultimately collected may be dependent on the value of the property securing the loan. Consequently, the Company considers that accounting for these loans at fair value should result in a better reflection over time of the economic returns for the majority of these loans. The Company determines the fair value of its residential whole loans held at fair value after considering portfolio valuations obtained from a third-party that specializes in providing valuations of residential mortgage loans and trading activity observed in the market place. Subsequent changes in fair value are reported in current period earnings and presented in Net gain on residential whole loans measured at fair value through earnings on the Company’s consolidated statements of operations.

Cash received representing coupon interest payments on residential whole loans held at fair value is not included in Interest Income, but rather is included in Net gain on residential whole loans measured at fair value through earnings on the Company’s consolidated statements of operations. Cash outflows associated with loan-related advances made by the Company on behalf of the borrower are included in the basis of the loan and are reflected in unrealized gains or losses reported each period.

(d) MSR-Related Assets

The Company has investments in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. These financial instruments, which are referred to as MSR-related assets, are discussed in more detail below. The Company’s MSR-related assets pledged as collateral against repurchase agreements are included in the consolidated balance sheets with the amounts pledged disclosed parenthetically. Purchases and sales of MSR-related assets are recorded on the trade date. (See Notes 3, 6, 7 and 14)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Term Notes Backed by MSR-Related Collateral

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

The Company’s term notes backed by MSR-related collateral are treated as AFS securities and reported at fair value on the Company’s consolidated balance sheets with unrealized gains and losses excluded from earnings and reported in AOCI. Interest income is recognized on an accrual basis on the Company’s consolidated statements of operations. The Company’s valuation process for such notes is similar to that used for residential mortgage securities and considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity. Other factors taken into consideration include estimated changes in fair value of the related underlying MSR collateral and the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient.

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

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at September 30, 2019 and December 31, 2018. At September 30, 2019 and December 31, 2018, the Company had cash and cash equivalents of $154.2 million and $52.0 million, respectively. The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency, were $130.4 million and $30.0 million at September 30, 2019 and December 31, 2018, respectively.  In addition, deposits in FDIC insured accounts generally exceed insured limits. (See Notes 7 and 14)

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties in connection with certain of the Company’s Swaps and/or repurchase agreements that is not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to repurchase agreement and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap and/or repurchase agreements.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its repurchase agreements and/or Swaps of $39.0 million and $36.7 million at September 30, 2019 and December 31, 2018, respectively.  (See Notes 5(c), 6, 7 and 14)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

(g)  Goodwill

At September 30, 2019 and December 31, 2018, the Company had goodwill of $7.2 million, which represents the unamortized portion of the excess of the fair value of its common stock issued over the fair value of net assets acquired in connection with its formation in 1998.  Goodwill, which is no longer subject to amortization, is tested for impairment at least annually, or more frequently under certain circumstances, at the entity level.  Through September 30, 2019, the Company had not recognized any impairment against its goodwill. Goodwill is included in Other assets on the Company’s consolidated balance sheets.

(h) Real Estate Owned (“REO”)

REO represents real estate acquired by the Company, including through foreclosure, deed in lieu of foreclosure, or purchased in connection with the acquisition of residential whole loans. REO acquired through foreclosure or deed in lieu of foreclosure is initially recorded at fair value less estimated selling costs. REO acquired in connection with the acquisition of residential whole loans is initially recorded at its purchase price. Subsequent to acquisition, REO is reported, at each reporting date, at the lower of the current carrying amount or fair value less estimated selling costs and for presentation purposes is included in Other assets on the Company’s consolidated balance sheets. Changes in fair value that result in an adjustment to the reported amount of an REO property that has a fair value at or below its carrying amount are reported in Other Income, net on the Company’s consolidated statements of operations. The Company has acquired certain properties that it holds for investment purposes, including rentals to third parties. These properties are held at their historical basis less depreciation, and are subject to impairment. Related rental income and expenses are recorded in Other Income, net. (See Note 5)

(i)  Depreciation

Leasehold Improvements, Real estate and Other Depreciable Assets

Depreciation is computed on the straight-line method over the estimated useful life of the related assets or, in the case of leasehold improvements, over the shorter of the useful life or the lease term.  Furniture, fixtures, computers and related hardware have estimated useful lives ranging from five to eight years at the time of purchase. The building component of real estate held-for-investment is depreciated over 27.5 years.

(j)  Loan Securitization and Other Debt Issuance Costs

Loan securitization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with various financing transactions completed by the Company.  Other debt issuance and related costs include costs incurred by the Company in connection with issuing its 6.25% Convertible Senior Notes due 2024 (“Convertible Senior Notes”), 8% Senior Notes due 2042 (“Senior Notes”) and certain other repurchase agreement financings. These costs may include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges, are included on the Company’s consolidated balance sheets as a direct deduction from the corresponding debt liability. These deferred charges are amortized as an adjustment to interest expense using the effective interest method. For the Convertible Senior Notes, Senior Notes and other repurchase agreement financings, such costs are amortized over the shorter of the period to the expected or stated legal maturity of the debt instruments. The Company periodically reviews the recoverability of these deferred costs and, in the event an impairment charge is required, such amount will be included in Operating and Other Expense on the Company’s consolidated statements of operations.

(k)  Repurchase Agreements

The Company finances the holdings of a significant portion of its residential mortgage assets with repurchase agreements.  Under repurchase agreements, the Company sells assets to a lender and agrees to repurchase the same assets in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although legally structured as sale and repurchase transactions, the Company accounts for repurchase agreements as secured borrowings. Under its repurchase agreements, the Company pledges its assets as collateral to secure the borrowing, in an amount which is equal to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, the Company is required to repay the loan including any accrued interest and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

pledge additional assets or cash as collateral to secure borrowings under its repurchase financing with such lender, are routinely experienced by the Company when the value of the assets pledged as collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  The Company also may make margin calls on counterparties when collateral values increase.

The Company’s repurchase financings collateralized by residential mortgage securities and MSR-related assets typically have terms ranging from one month to six months at inception, while a significant amount of our repurchase financings collateralized by residential whole loans have terms ranging from three months to twelve months or longer.  Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable on such collateral.  (See Notes 6, 7 and 14)

(l)  Equity-Based Compensation

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

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and an estimate of other securities that participate in dividends, such as the Company’s unvested restricted stock and RSUs that have non-forfeitable rights to dividends and dividend equivalents attached to/associated with RSUs and vested stock options to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and estimated securities that participate in dividends based on their respective weighted-average shares outstanding for the period.  For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of RSUs outstanding that are unvested and have dividends that are subject to forfeiture using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  In addition, the Company’s Convertible Senior Notes are included in the calculation of diluted EPS if the assumed conversion into common shares is dilutive, using the “if-converted” method. This involves adding back the periodic interest expense associated with the Convertible Senior Notes to the numerator and by adding the shares that would be issued in an assumed conversion (regardless of whether the conversion option is in or out of the money) to the denominator for the purposes of calculating diluted EPS. (See Note 12)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

(n)  Comprehensive Income/(Loss)

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

(o)  U.S. Federal Income Taxes

The Company has elected to be taxed as a REIT under the provisions of the Internal Revenue Code of 1986, as amended, (the “Code”), and the corresponding provisions of state law.  The Company expects to operate in a manner that will enable it to satisfy the various requirements to maintain its status as a REIT for federal income tax purposes. In order to maintain its status as a REIT, the Company must, among other things, distribute at least 90% of its REIT taxable income (excluding net long-term capital gains) to stockholders in the timeframe permitted by the Code.  As long as the Company maintains its status as a REIT, the Company will not be subject to regular federal income tax to the extent that it distributes 100% of its REIT taxable income (including net long-term capital gains) to its stockholders within the permitted timeframe.  Should this not occur, the Company would be subject to federal taxes at prevailing corporate tax rates on the difference between its REIT taxable income and the amounts deemed to be distributed for that tax year.  As the Company’s objective is to distribute 100% of its REIT taxable income to its stockholders within the permitted timeframe, no provision for current or deferred income taxes has been made in the accompanying consolidated financial statements.  Should the Company incur a liability for corporate income tax, such amounts would be recorded as REIT income tax expense on the Company’s consolidated statements of operations. Furthermore, if the Company fails to distribute during each calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain income for such year, and (iii) any undistributed taxable income from prior periods, the Company would be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed. To the extent that the Company incurs interest, penalties or related excise taxes in connection with its tax obligations, including as a result of its assessment of uncertain tax positions, such amounts will be included in Operating and Other Expense on the Company’s consolidated statements of operations.

In addition, the Company has elected to treat certain of its subsidiaries as TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business is conducted through one or more TRS, the net taxable income earned by its domestic TRS, if any, is subject to corporate income taxation. To maintain the Company’s REIT election, no more than 20% of the value of the Company’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U.S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No net deferred tax benefit was recorded by the Company for the nine months ended September 30, 2019 and 2018, related to the net taxable losses in the TRS, since a valuation allowance for the full amount of the associated deferred tax asset of approximately $26.0 million was recognized as its recovery is not considered more likely than not. The related net operating loss carryforwards generated prior to 2018 will begin to expire in 2034; those generated in 2019 do not expire.

 Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of September 30, 2019, December 31, 2018, or September 30, 2018. As of the date of this filing the Company’s tax returns for tax years 2016 through 2018 are open to examination.

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
SEPTEMBER 30, 2019

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

Swaps are carried on the Company’s consolidated balance sheets at fair value, in Other assets, if their fair value is positive, or in Other liabilities, if their fair value is negative.  Since January 2017, variation margin payments on the Company’s Swaps that have been novated to a clearing house have been treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the related Swap contract. The effect of this change is to reduce what would have otherwise been reported as the fair value of the Swap. All of the Company’s Swaps have been novated to a central clearing house. Changes in the fair value of the Company’s Swaps designated in hedging transactions are recorded in OCI provided that the hedge remains effective.  Periodic payments accrued in connection with Swaps designated as hedges are included in interest expense and are treated as an operating cash flow.

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
SEPTEMBER 30, 2019

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

(t)  New Accounting Standards and Interpretations

Accounting Standards Adopted in 2019

Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurements (“ASU 2018-13”). The amendments in ASU 2018-13 eliminate, add and modify certain disclosure requirements for fair value measurements as part of the FASB’s disclosure framework project, which aims to improve the effectiveness of disclosures in the notes to financial statements by focusing on requirements that are the most important to the users. The Company adopted ASU 2018-13 effective on January 1, 2019 and its adoption did not have a significant impact on its financial position or financial statement disclosures.

Compensation - Stock Compensation - Improvements to Nonemployee Share-Based Payment Accounting

In June 2018, the FASB issued ASU 2018-07, Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”). The amendments in this ASU simplify the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees, with certain exceptions. The amendments in ASU 2018-07 do not change existing guidance on accounting for share-based payment transactions for employees. The Company adopted ASU 2018-07 effective on January 1, 2019 and its adoption did not have a significant impact on its financial position or financial statement disclosures.

Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB issued ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities (“ASU 2017-12”). The amendments in this ASU expand an entity’s ability to hedge non-financial and financial risk components and reduce complexity in fair value hedges of interest rate risk. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and requires the entire change in the fair value of a hedging instrument to be presented in the same income statement line as the hedged item. ASU 2017-12 also simplifies certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The Company adopted ASU 2017-12 effective on January 1, 2019 and its adoption did not have a significant impact on its financial statements or financial statement disclosures.

Receivables - Nonrefundable Fees and Other Costs

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities (“ASU 2017-08”). The amendments in this ASU shorten the amortization period for certain purchased callable debt securities held at a

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

premium to the earliest call date. The Company adopted ASU 2017-08 effective on January 1, 2019 and its adoption did not have a significant impact on its financial statements or financial statement disclosures.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”). The amendments in this ASU establish a right-of-use model that requires a lessee to record a right-of-use asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The Company’s significant lease contracts are discussed in Note 10(a) of the consolidated financial statements. The Company adopted ASU 2016-02 effective on January 1, 2019 and, given the relatively limited nature and extent of lease financing transactions that the Company has entered into, its adoption did not have a material impact on its financial position or financial statement disclosures.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The following tables present certain information about the Company’s residential mortgage securities at September 30, 2019 and December 31, 2018:

September 30, 2019

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS: (3)
Fannie Mae	$1,217,508	$46,917	$(23)	$—	$1,264,402	$10,896	$(15,282)	$(4,386)	$1,260,016
Freddie Mac	526,173	21,303	—	—	548,441	5,159	(3,990)	1,169	549,610
Ginnie Mae	4,118	76	—	—	4,194	53	—	53	4,247
Total Agency MBS	1,747,799	68,296	(23)	—	1,817,037	16,108	(19,272)	(3,164)	1,813,873
Non-Agency MBS:
Expected to Recover Par (4)(5)	917,981	—	(14,176)	—	903,805	17,905	(5)	17,900	921,705
Expected to Recover Less than Par (4)	1,611,768	—	(88,121)	(462,095)	1,061,552	414,788	(256)	414,532	1,476,084
Total Non-Agency MBS (6)	2,529,749	—	(102,297)	(462,095)	1,965,357	432,693	(261)	432,432	2,397,789
Total MBS	4,277,548	68,296	(102,320)	(462,095)	3,782,394	448,801	(19,533)	429,268	4,211,662
CRT securities (7)	364,284	5,882	(117)	—	370,049	8,084	(241)	7,843	377,892
Total MBS and CRT securities	$4,641,832	$74,178	$(102,437)	$(462,095)	$4,152,443	$456,885	$(19,774)	$437,111	$4,589,554

December 31, 2018

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS: (3)
Fannie Mae	$1,716,340	$65,930	$(24)	$—	$1,782,246	$12,107	$(32,321)	$(20,214)	$1,762,032
Freddie Mac	909,561	36,991	—	—	947,588	907	(17,177)	(16,270)	931,318
Ginnie Mae	4,729	87	—	—	4,816	47	—	47	4,863
Total Agency MBS	2,630,630	103,008	(24)	—	2,734,650	13,061	(49,498)	(36,437)	2,698,213
Non-Agency MBS:
Expected to Recover Par (4)(5)	1,536,485	40	(21,725)	—	1,514,800	20,520	(7,620)	12,900	1,527,700
Expected to Recover Less than Par (4)	2,002,319	—	(133,300)	(516,116)	1,352,903	438,465	(769)	437,696	1,790,599
Total Non-Agency MBS (6)	3,538,804	40	(155,025)	(516,116)	2,867,703	458,985	(8,389)	450,596	3,318,299
Total MBS	6,169,434	103,048	(155,049)	(516,116)	5,602,353	472,046	(57,887)	414,159	6,016,512
CRT securities (7)	476,744	9,321	107	—	486,172	12,545	(5,896)	6,649	492,821
Total MBS and CRT securities	$6,646,178	$112,369	$(154,942)	$(516,116)	$6,088,525	$484,591	$(63,783)	$420,808	$6,509,333

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income.  Amounts disclosed at September 30, 2019 reflect Credit Reserve of $451.1 million and OTTI of $11.0 million.  Amounts disclosed at December 31, 2018 reflect Credit Reserve of $503.3 million and OTTI of $12.8 million.

(2)	Includes principal payments receivable of $965,000 and $1.0 million at September 30, 2019 and December 31, 2018, respectively, which are not included in the Principal/Current Face.

(3)
Amounts disclosed at September 30, 2019 and December 31, 2018 include Agency MBS with a fair value of $312.5 million and $736.5 million, respectively, for which the fair value option has been elected. Such securities had gross unrealized gains of $4.1 million and no unrealized losses at September 30, 2019, and no unrealized gains and gross unrealized losses of approximately $3.3 million at December 31, 2018, respectively.

(4)	Based on management’s current estimates of future principal cash flows expected to be received.

(5)
Includes RPL/NPL MBS, which at September 30, 2019 had an $824.8 million Principal/Current face, $824.3 million amortized cost and $828.1 million fair value. At December 31, 2018, RPL/NPL MBS had a $1.4 billion Principal/Current face, $1.4 billion amortized cost and $1.4 billion fair value.

(6)	At September 30, 2019 and December 31, 2018, the Company expected to recover approximately 82% and 85% of the then-current face amount of Non-Agency MBS, respectively.

(7)
Amounts disclosed at September 30, 2019 includes CRT securities with a fair value of $351.4 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $7.8 million and gross unrealized losses of approximately $0.2 million at September 30, 2019. Amounts disclosed at December 31, 2018 includes CRT securities with a fair value of $477.4 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $12.5 million and gross unrealized losses of approximately $5.6 million at December 31, 2018.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Sales of Residential Mortgage Securities

The following tables present information about the Company’s sales of its residential mortgage securities for the three and nine months ended September 30, 2019 and 2018. The Company has no continuing involvement with any of the sold MBS.

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$257,289	$2,771	$—	$—
Non-Agency MBS	47,867	14,444	24,341	3,391
CRT Securities	28,969	493	118,855	13,024
Total	$334,125	$17,708	$143,196	$16,415

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$360,634	$499	$75,306	$(3,787)
Non-Agency MBS	244,778	41,420	43,703	12,208
CRT Securities	133,507	8,108	222,877	24,240
Total	$738,919	$50,027	$341,886	$32,661

Unrealized Losses on Residential Mortgage Securities

The following table presents information about the Company’s residential mortgage securities that were in an unrealized loss position at September 30, 2019:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(Dollars in Thousands)
Agency MBS:
Fannie Mae	$36,775	$104	25	$660,757	$15,178	280	$697,532	$15,282
Freddie Mac	—	—	—	163,863	3,990	101	163,863	3,990
Ginnie Mae	—	—	—	172	—	1	172	—
Total Agency MBS	36,775	104	25	824,792	19,168	382	861,567	19,272
Non-Agency MBS:
Expected to Recover Par (1)	—	—	—	7,495	5	1	7,495	5
Expected to Recover Less than Par (1)	2,009	11	1	1,894	245	2	3,903	256
Total Non-Agency MBS	2,009	11	1	9,389	250	3	11,398	261
Total MBS	38,784	115	26	834,181	19,418	385	872,965	19,533
CRT securities (2)	7,189	41	2	24,966	200	7	32,155	241
Total MBS and CRT securities	$45,973	$156	28	$859,147	$19,618	392	$905,120	$19,774

(1)	Based on management’s current estimates of future principal cash flows expected to be received.

(2)
Amounts disclosed at September 30, 2019 include CRT securities with a fair value of $32.2 million for which the fair value option has been elected. Such securities had unrealized losses of $241,000 at September 30, 2019.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

At September 30, 2019, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency MBS were $19.3 million at September 30, 2019.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at September 30, 2019 any unrealized losses on its Agency MBS were temporary.

Gross unrealized losses on the Company’s Non-Agency MBS were $261,000 at September 30, 2019. Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

The Company did not recognize any credit-related OTTI losses through earnings related to its Non-Agency MBS during the three and nine months ended September 30, 2019 and 2018. Non-Agency MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for these Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, year of origination, LTVs, geographic concentrations, and dialogue with market participants.  Changes in the Company’s evaluation of each of these factors impacts the cash flows expected to be collected at the OTTI assessment date. For Non-Agency MBS purchased at a discount to par that were assessed for and had no OTTI recorded this period, such cash flow estimates indicated that the amount of expected losses decreased compared to the previous OTTI assessment date. These positive cash flow changes are primarily driven by recent improvements in LTVs due to loan amortization and home price appreciation, which, in turn, positively impacts the Company’s estimates of default rates and loss severities for the underlying collateral. In addition, voluntary prepayments (i.e., loans that prepay in full with no loss) have generally trended higher relative to the Company’s assumptions for these MBS which also positively impacts the Company’s estimate of expected loss. Overall, the combination of higher voluntary prepayments and lower LTVs supports the Company’s assessment that such MBS are not other-than-temporarily impaired.

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI.  Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	Three Months Ended September 30, 2019	Nine months ended September 30, 2019
(In Thousands)
Credit loss component of OTTI at beginning of period	$39,596	$39,596
Additions for credit related OTTI not previously recognized	—	—
Subsequent additional credit related OTTI recorded	—	—
Credit loss component of OTTI at end of period	$39,596	$39,596

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Purchase Discounts on Non-Agency MBS

The following tables present the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(479,566)	$(117,753)	$(553,596)	$(202,248)
Impact of RMBS Issuer Settlement (2)	—	—	—	(2,734)
Accretion of discount	—	10,357	—	20,115
Realized credit losses	4,062	—	12,042	—
Purchases	—	—	(1,975)	1,368
Sales	12,479	6,029	1,552	1,974
Transfers/release of credit reserve	930	(930)	10,220	(10,220)
Balance at end of period	$(462,095)	$(102,297)	$(531,757)	$(191,745)

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(516,116)	$(155,025)	$(593,227)	$(215,325)
Impact of RMBS Issuer Settlement (2)(3)	—	(1,688)	—	(14,822)
Accretion of discount	—	38,215	—	54,860
Realized credit losses	21,482	—	31,443	—
Purchases	(624)	291	(2,510)	1,856
Sales	23,842	25,231	7,144	7,079
Transfers/release of credit reserve	9,321	(9,321)	25,393	(25,393)
Balance at end of period	$(462,095)	$(102,297)	$(531,757)	$(191,745)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of approximately $2.7 million of cash proceeds (a one-time payment) received by the Company during the three and nine months ended September 30, 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by Lehman Brothers Holdings Inc.

(3)
Includes the impact of cash proceeds (a one-time payment) received by the Company in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities of approximately $1.7 million during the nine months ended September 30, 2019 and approximately $12.1 million during the nine months ended September 30, 2018.

MSR-Related Assets

(a) Term Notes Backed by MSR-Related Collateral

At September 30, 2019 and December 31, 2018, the Company had $1.1 billion and $538.5 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

At September 30, 2019, these term notes had an amortized cost of $1.1 billion, gross unrealized gains of approximately $5.4 million, a weighted average yield of 4.99% and a weighted average term to maturity of 5.7 years. At December 31, 2018, the term notes had an amortized cost of $538.5 million, gross unrealized losses of $7,000, a weighted average yield of 5.32% and a weighted average term to maturity of 4.7 years.

(b) Corporate Loans

The Company has made or participated in loans to provide financing to entities that originate residential mortgage loans and own the related MSRs. These corporate loans are secured by MSRs, as well as certain other unencumbered assets owned by the borrower.

During the year ended December 31, 2018, the Company participated in a loan where the Company committed to lend $100.0 million of which approximately $60.2 million was drawn at September 30, 2019. At September 30, 2019, the coupon paid by the borrower on the drawn amount is 5.39%, the remaining term associated with the loan is 11 months and the remaining commitment period on any undrawn amount is 11 months. During the remaining commitment period, the Company receives a commitment fee between 0.25% and 1.0% based on the undrawn amount of the loan.

In December 2016, the Company entered into a loan agreement under the terms of which it had committed to lend $130.0 million, of which approximately $124.2 million was drawn at March 31, 2018. This loan was paid in full during the three months ended June 30, 2018, at which time any remaining commitment was extinguished.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$439,898	$548,551	$417,167	$620,648
Unrealized gain/(loss) on Agency MBS, net	603	(9,177)	22,483	(27,507)
Unrealized gain/(loss) on Non-Agency MBS, net	2,856	(25,101)	22,211	(62,979)
Unrealized gain on MSR term notes, net	2,024	—	5,391	236
Reclassification adjustment for MBS sales included in net income	(14,499)	(9,455)	(36,370)	(25,580)
Change in AOCI from AFS securities	(9,016)	(43,733)	13,715	(115,830)
Balance at end of period	$430,882	$504,818	$430,882	$504,818

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Interest Income on Residential Mortgage Securities and MSR-Related Assets

The following table presents the components of interest income on the Company’s residential mortgage securities and MSR- related assets for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Agency MBS
Coupon interest	$18,994	$21,549	$66,560	$62,546
Effective yield adjustment (1)	(7,188)	(7,217)	(21,039)	(19,751)
Interest income	$11,806	$14,332	$45,521	$42,795

Legacy Non-Agency MBS
Coupon interest	$21,011	$27,026	$68,144	$83,791
Effective yield adjustment (2)(3)	10,336	18,984	38,003	53,648
Interest income	$31,347	$46,010	$106,147	$137,439

RPL/NPL MBS
Coupon interest	$13,227	$11,526	$44,305	$31,167
Effective yield adjustment (1)(4)	8	1,131	158	1,206
Interest income	$13,235	$12,657	$44,463	$32,373

CRT securities
Coupon interest	$5,174	$7,257	$16,769	$23,484
Effective yield adjustment (2)	(923)	491	(1,224)	2,455
Interest income	$4,251	$7,748	$15,545	$25,939

MSR-related assets
Coupon interest	$15,222	$6,387	$38,107	$18,985
Effective yield adjustment (1)	52	20	125	1,264
Interest income	$15,274	$6,407	$38,232	$20,249

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
(3) Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of approximately $2.3 million during the three months ended September 30, 2018, and $3.1 million and $2.3 million during the nine months ended September 30, 2019 and 2018, respectively.
(4) Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of approximately $4,000 and $1.1 million during the three months ended September 30, 2019 and 2018, respectively, and $152,000 and $1.2 million during the nine months ended September 30, 2019 and 2018, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

4.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at September 30, 2019 and December 31, 2018 are approximately $6.4 billion and $4.7 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes.

Residential Whole Loans, at Carrying Value

The following table presents the components of the Company’s Residential whole loans, at carrying value at September 30, 2019 and December 31, 2018:

(Dollars In Thousands)	September 30, 2019	December 31, 2018
Purchased Performing Loans:
Non-QM loans	$2,727,006	$1,354,774
Rehabilitation loans	968,867	494,576
Single-family rental loans	366,362	145,327
Seasoned performing loans	188,982	224,051
Total Purchased Performing Loans	4,251,217	2,218,728
Purchased Credit Impaired Loans	718,197	797,987
Total Residential whole loans, at carrying value	$4,969,414	$3,016,715

Number of loans	14,968	11,149

The following table presents components of interest income on the Company’s Residential whole loans, at carrying value for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Purchased Performing Loans:
Non-QM loans	$30,258	$10,284	$79,250	$16,177
Rehabilitation loans	15,142	4,708	38,331	8,323
Single-family rental loans	5,025	918	11,652	1,733
Seasoned performing loans	3,166	2,416	9,461	2,416
Total Purchased Performing Loans	53,591	18,326	138,694	28,649
Purchased Credit Impaired Loans	10,635	11,198	33,031	33,139
Total Residential whole loans, at carrying value	$64,226	$29,524	$171,725	$61,788

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The following table presents additional information regarding the Company’s Residential whole loans, at carrying value at September 30, 2019:

September 30, 2019

	Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Aging by UPB
							Past Due Days
(Dollars In Thousands)						Current	30-59	60-89	90+
Purchased Performing Loans: (3)
Non-QM loans	$2,667,482	$2,582,746	6.15%	365	66%	$2,527,231	$29,208	$14,349	$11,958
Rehabilitation loans (4)	969,255	969,255	7.32	8	65	843,034	70,130	16,801	39,290
Single-family rental loans	366,362	364,350	6.27	325	69	349,967	10,974	2,256	1,153
Seasoned performing loans	188,982	205,243	4.40	183	47	200,643	2,223	1,048	1,329
Purchased Credit Impaired Loans (5)	718,197	900,183	4.44	297	83	N/M	N/M	N/M	104,008
Residential whole loans, at carrying value, total or weighted average	$4,910,278	$5,021,777	6.03%	274

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

(2)
LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $250.0 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 69%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

(3)	Excluded from the table above are approximately $59.5 million of Purchased Performing Loans for which the closing of the purchase transaction had not occurred as of September 30, 2019.

(4)	Carrying value of Rehabilitation loans excludes an allowance for loan losses of $388,000 at September 30, 2019.

(5)
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

Purchased Performing Loans

As of September 30, 2019, there were 166 Purchased Performing Loans held at carrying value that have been placed on non-accrual status because they are 90 or more days delinquent or otherwise had not met the necessary criteria to be returned to accrual status. Such loans have an unpaid balance of approximately $66.4 million. These non-accrual loans represent approximately 1.6% of the total outstanding principal balance of all of the Company’s Purchased Performing Loans and have a weighted average LTV of 68%. As of September 30, 2019, the Company had established an allowance for loan losses of $388,000. For the three months ended September 30, 2019, no provision for loan losses was recorded. For the nine months ended September 30, 2019, a provision for loan losses of $622,000 was recorded, which is included in Operating and Other expense on the Company’s consolidated statements of operations. No provision for loan losses was recorded in the prior year periods.

In connection with purchased Rehabilitation loans, the Company had unfunded commitments of $126.0 million at September 30, 2019.

Purchased Credit Impaired Loans

As of September 30, 2019 and 2018, the Company had established an allowance for loan losses of approximately $1.9 million and $461,000, respectively, on its Purchased Credit Impaired Loans held at carrying value. For the three and nine months ended September 30, 2019, a net provision for loan losses of approximately $347,000 and $915,000 was recorded, respectively, which is included in Operating and Other expense on the Company’s consolidated statements of operations. For the three and nine months ended September 30, 2018, a provision for loan losses of approximately $164,000 and $131,000 was recorded, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The following table presents the activity in the Company’s allowance for loan losses on its Purchased Credit Impaired Loans held at carrying value for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Balance at the beginning of period	$1,536	$297	$968	$330
Provisions for loan losses	347	164	915	131
Balance at the end of period	$1,883	$461	$1,883	$461

The Company did not acquire any Purchased Credit Impaired Loans held at carrying value during the three and nine months ended September 30, 2019. The following table presents information regarding the estimates of contractually required payments, the cash flows expected to be collected, and the estimated fair value of the Purchased Credit Impaired Loans held at carrying value acquired by the Company for the three and nine months ended September 30, 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018 (1)	2019	2018 (1)
Contractually required principal and interest	$—	$154,911	$—	$154,911
Contractual cash flows not expected to be collected (non-accretable yield)	—	(15,378)	—	(15,378)
Expected cash flows to be collected	—	139,533	—	139,533
Interest component of expected cash flows (accretable yield)	—	(41,947)	—	(41,947)
Fair value at the date of acquisition	$—	$97,586	$—	$97,586

(1)
Included in the activity presented for the three and nine months ended September 30, 2018 is approximately $54.9 million of Purchase Credit Impaired Loans held at carrying value the Company committed to purchase during the three months ended June 30, 2018, but for which the closing of the purchase transaction occurred during the three months ended September 30, 2018.

The following table presents accretable yield activity for the Company’s Purchased Credit Impaired Loans held at carrying value for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018 (1)	2019	2018 (1)
Balance at beginning of period	$376,264	$401,075	$415,330	$421,872
Additions	—	41,947	—	41,947
Accretion	(10,635)	(11,198)	(33,031)	(33,139)
Liquidations and other	(11,399)	(8,378)	(33,695)	(23,388)
Reclassifications from non-accretable difference, net	3,892	9,694	9,518	25,848
Balance at end of period	$358,122	$433,140	$358,122	$433,140

(1)
Included in the activity presented for the three and nine months ended September 30, 2018 is approximately $54.9 million of Purchase Credit Impaired Loans held at carrying value the Company committed to purchase during the three months ended June 30, 2018, but for which the closing of the purchase transaction occurred during the three months ended September 30, 2018.

Accretable yield for Purchased Credit Impaired residential whole loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represent the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from non-accretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and non-accretable yield and the accretion of interest income are based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded during the three and nine months ended September 30, 2019 is not necessarily indicative of future results.

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

The following table presents information regarding the Company’s residential whole loans held at fair value at September 30, 2019 and December 31, 2018:

(Dollars in Thousands)	September 30, 2019	December 31, 2018 (1)
Less than 60 Days Past Due:
Outstanding principal balance	$654,542	$610,290
Aggregate fair value	$617,172	$561,770
Weighted Average LTV Ratio (2)	77.08%	76.18%
Number of loans	3,140	2,898

60 Days to 89 Days Past Due:
Outstanding principal balance	$66,657	$63,938
Aggregate fair value	$60,262	$54,947
Weighted Average LTV Ratio (2)	77.02%	82.86%
Number of loans	340	285

90 Days or More Past Due:
Outstanding principal balance	$871,647	$970,758
Aggregate fair value	$775,735	$854,545
Weighted Average LTV Ratio (2)	78.26%	90.24%
Number of loans	3,397	3,531
Total Residential whole loans, at fair value	$1,453,169	$1,471,262

(1)	Excluded from the table above are approximately $194.7 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of December 31, 2018.

(2)
LTV represents the ratio of the total unpaid principal balance of the loan, to the estimated value of the collateral securing the related loan. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the components of Net gain on residential whole loans measured at fair value through earnings for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Coupon payments and other income received (1)	$20,176	$17,634	$61,060	$52,034
Net unrealized gains	13,185	8,442	33,312	26,788
Net gain on payoff/liquidation of loans	2,026	3,251	6,906	10,203
Net gain on transfers to REO	4,788	5,615	15,637	16,858
Total	$40,175	$34,942	$116,915	$105,883

(1)
Primarily includes recovery of delinquent interest upon the liquidation of non-performing loans, recurring coupon interest payments received on mortgage loans that are contractually current, and cash payments received from private mortgage insurance on liquidated loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

5.    Other Assets

The following table presents the components of the Company’s Other assets at September 30, 2019 and December 31, 2018:

(In Thousands)	September 30, 2019	December 31, 2018
REO (1)	$376,200	$249,413
Capital contributions made to loan origination partners	122,903	23,210
Other interest-earning assets	87,896	92,022
MBS and loan related receivables	102,715	130,964
Other	45,495	32,176
Total Other Assets	$735,209	$527,785

(1)	Includes $19.6 million of REO that is held-for-investment at September 30, 2019.

(a) Real Estate Owned

At September 30, 2019, the Company had 1,508 REO properties with an aggregate carrying value of $376.2 million. At December 31, 2018, the Company had 1,093 REO properties with an aggregate carrying value of $249.4 million.

At September 30, 2019, $370.9 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, excluding unsettled residential whole loans, formal foreclosure proceedings were in process with respect to $41.2 million of residential whole loans held at carrying value and $656.4 million of residential whole loans held at fair value at September 30, 2019.

The following table presents the activity in the Company’s REO for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Balance at beginning of period	$334,069	$192,162	$249,413	$152,356
Adjustments to record at lower of cost or fair value	(3,875)	(4,056)	(9,264)	(11,592)
Transfer from residential whole loans (1)	61,888	58,051	193,531	161,572
Purchases and capital improvements, net	5,108	4,897	16,307	10,179
Disposals (2)	(20,990)	(27,949)	(73,787)	(89,410)
Balance at end of period	$376,200	$223,105	$376,200	$223,105

Number of properties	1,508	979	1,508	979

(1)
Includes net gain recorded on transfer of approximately $5.0 million and $5.8 million, for the three months ended September 30, 2019 and 2018, respectively; and approximately $16.1 million and $17.0 million for the nine months ended September 30, 2019 and 2018, respectively.

(2)
During the three and nine months ended September 30, 2019, the Company sold 142 and 431 REO properties for consideration of $23.0 million and $80.0 million, realizing net gains of approximately $2.1 million and $5.8 million, respectively. During the three and nine months ended September 30, 2018, the Company sold 157 and 537 REO properties for consideration of $29.9 million and $96.0 million, realizing net gains of approximately $2.0 million and $6.6 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

(b) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom it sources residential mortgage loans through both flow arrangements and bulk purchases. To date, such

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

contributions of capital have included the acquisition of approximately $28.5 million of common equity, $69.4 million of preferred equity and $25.0 million of convertible notes. In addition, for certain partners, options or warrants may have also been acquired that provide the Company the ability to increase the level of its investment if certain conditions are met. At the end of each reporting period, or earlier if circumstances warrant, the Company evaluates whether the nature of its interests and other involvement with the investee entity requires the Company to apply equity method accounting or consolidate the results of the investee entity with the Company’s financial results. To date, the nature of the Company’s interests and/or involvement with investee companies has not resulted in consolidation. Further, to the extent that the nature of the Company’s interests has resulted in the need for the Company to apply equity method accounting, the impact of such accounting on the Company’s results for periods subsequent to that in which the Company was determined to have significant influence over the investee company was not material for any period. As the interests acquired to date by the Company generally do not have a readily determinable fair value, the Company accounts for its non-equity method interests (including any acquired options and warrants) in loan originators initially at cost. The carrying value of these investments will be adjusted if it is determined that an impairment has occurred or if there has been a subsequent observable transaction in either the investee company’s equity securities or a similar security that provides evidence to support an adjustment to the carrying value. At September 30, 2019, approximately $1.1 billion of the Company’s Residential whole loans, at carrying value are serviced by entities in which the Company has an investment.

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

The following table presents the fair value of the Company’s derivative instruments at September 30, 2019 and December 31, 2018:

		September 30, 2019		December 31, 2018
Derivative Instrument (1)	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Swaps	Hedging	$2,922,000	$—	$2,622,000	$—
Swaps	Non-Hedging	$230,000	$—	$595,000	$—

(1) Represents Swaps executed bilaterally with a counterparty in the over-the-counter market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties.

Swaps

The following table presents the assets pledged as collateral against the Company’s Swap contracts at September 30, 2019 and December 31, 2018:

(In Thousands)	September 30, 2019	December 31, 2018
Agency MBS, at fair value	$2,333	$2,735
Restricted cash	23,395	30,068
Total assets pledged against Swaps	$25,728	$32,803

Swaps designated as hedges, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or if expected payments under the Swaps fail to adequately offset expected payments under the repurchase agreements.  At September 30, 2019, all of the Company’s derivatives that were designated in a hedging relationship were deemed effective for hedging purposes.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. During the nine months ended September 30, 2019, the Company de-designated and re-designated any Swaps previously designated as a hedge in order to benefit from the simplified assessment requirements under ASU 2017-12. This de-designation and re-designation had no net impact on the Company’s financial condition or results of operations.

At September 30, 2019, the Company had Swaps with an aggregate notional amount of $3.2 billion and extended 18 months on average with a maximum term of approximately 50 months.

The following table presents information about the Company’s Swaps at September 30, 2019 and December 31, 2018:

	September 30, 2019			December 31, 2018
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$—	—%	—%
Over 30 days to 3 months	—	—	—	100,000	1.71	2.50
Over 3 months to 6 months	—	—	—	100,000	1.71	2.50
Over 6 months to 12 months	1,630,000	2.27	2.06	—	—	—
Over 12 months to 24 months	800,000	1.73	2.12	1,630,000	2.27	2.50
Over 24 months to 36 months	500,000	2.73	2.13	800,000	2.57	2.64
Over 36 months to 48 months	182,000	2.83	2.09	—	—	—
Over 48 months to 60 months	40,000	3.11	2.27	417,000	2.88	2.63
Over 84 months	—	—	—	170,000	3.00	2.66
Total Swaps	$3,152,000	2.25%	2.09%	$3,217,000	2.42%	2.56%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s derivative hedging instruments on its net interest expense and the weighted average interest rate paid and received for such Swaps for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2019	2018	2019	2018
Interest (expense)/income attributable to Swaps	$(322)	$(547)	$1,561	$(4,187)
Weighted average Swap rate paid	2.29%	2.19%	2.32%	2.09%
Weighted average Swap rate received	2.24%	2.09%	2.40%	1.86%

During the three and nine months ended September 30, 2019, the Company recorded net losses on Swaps not designated in hedging relationships of approximately $929,000 and $17.3 million, respectively, which included $3.7 million and $17.7 million of losses realized on the unwind of certain Swaps. During the three and nine months ended September 30, 2018, the Company recorded net gains on Swaps not designated in hedging relationships of $4.0 million and $4.4 million, respectively. These amounts are included in Other income, net on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
AOCI from derivative hedging instruments:
Balance at beginning of period	$(28,114)	$16,160	$3,121	$(11,424)
Net (loss)/gain on Swaps	(233)	5,390	(30,384)	32,974
Amortization of de-designated hedging instruments, net	(685)	—	(1,769)	—
Balance at end of period	$(29,032)	$21,550	$(29,032)	$21,550

6.      Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and bear interest that is generally LIBOR-based.  (See Notes 2(k) and 7)  At September 30, 2019, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 33 days and an effective repricing period of 10 months, including the impact of related Swaps.  At December 31, 2018, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 31 days and an effective repricing period of 8 months, including the impact of related Swaps.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at September 30, 2019 and December 31, 2018:

(Dollars in Thousands)	September 30, 2019	December 31, 2018
Repurchase agreement borrowings secured by Agency MBS	$1,675,861	$2,384,357
Fair value of Agency MBS pledged as collateral under repurchase agreements	$1,807,047	$2,572,597
Weighted average haircut on Agency MBS (1)	4.42%	4.60%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS	$1,231,908	$1,447,585
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements	$1,561,501	$1,871,650
Weighted average haircut on Legacy Non-Agency MBS (1)	20.57%	21.38%
Repurchase agreement borrowings secured by RPL/NPL MBS	$642,740	$1,084,532
Fair value of RPL/NPL MBS pledged as collateral under repurchase agreements	$828,048	$1,377,250
Weighted average haircut on RPL/NPL MBS (1)	21.89%	21.31%
Repurchase agreements secured by CRT securities	$303,544	$391,586
Fair value of CRT securities pledged as collateral under repurchase agreements	$377,779	$480,315
Weighted average haircut on CRT securities (1)	19.25%	20.01%
Repurchase agreements secured by residential whole loans (2)	$3,727,526	$2,020,508
Fair value of residential whole loans pledged as collateral under repurchase agreements (3)(4)	$4,810,078	$2,441,931
Weighted average haircut on residential whole loans (1)	14.85%	16.55%
Repurchase agreements secured by MSR-related assets	$918,055	$474,127
Fair value of MSR-related assets pledged as collateral under repurchase agreements	$1,164,284	$611,807
Weighted average haircut on MSR-related assets (1)	21.00%	21.88%
Repurchase agreements secured by other interest-earning assets	$72,911	$76,419
Fair value of other interest-earning assets pledged as collateral under repurchase agreements	$73,925	$81,494
Weighted average haircut on other interest-earning assets (1)	21.20%	21.15%

(1)	Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.
(2) Excludes $1.1 million and $27,000 of unamortized debt issuance costs at September 30, 2019 and December 31, 2018, respectively.
(3) At September 30, 2019 and December 31, 2018, includes RPL/NPL MBS with an aggregate fair value of $238.4 million and $27.0 million, respectively, obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation.
(4) At September 30, 2019 and December 31, 2018, includes residential whole loans held at carrying value with an aggregate fair value of $3.7 billion and $1.7 billion and aggregate amortized cost of $3.7 billion and $1.6 billion, respectively and residential whole loans held at fair value with an aggregate fair value and amortized cost of $835.8 million and $738.6 million, respectively.
In addition, the Company had cash pledged as collateral in connection with its repurchase agreements of $15.6 million and $6.7 million at September 30, 2019 and December 31, 2018, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$6,487,134	3.18%	$6,747,166	3.35%
Over 30 days to 3 months	660,954	2.46	368,857	3.10
Over 3 months to 12 months	1,312,280	3.72	763,091	4.18
Over 12 months	112,177	3.87	—	—
Total repurchase agreements	8,572,545	3.22%	7,879,114	3.42%
Less debt issuance costs	1,123		27
Total repurchase agreements less debt issuance costs	$8,571,422		$7,879,087

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements, all of which are accounted for as secured borrowings, at September 30, 2019, and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	September 30, 2019
Contractual Maturity	Overnight	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 months	Total
(Dollars in Thousands)
Agency MBS	$—	$1,067,633	$608,228	$—	$—	$1,675,861
Legacy Non-Agency MBS	—	1,017,253	—	214,655	—	1,231,908
RPL/NPL MBS	—	642,740	—	—	—	642,740
CRT securities	—	303,544	—	—	—	303,544
Residential whole loans (1)	—	300,767	1,365,757	1,251,974	809,028	3,727,526
MSR-related assets	—	744,876	—	128,064	45,115	918,055
Other	—	5,850	—	—	67,061	72,911
Total (2)	$—	$4,082,663	$1,973,985	$1,594,693	$921,204	$8,572,545

Weighted Average Interest Rate	—%	2.88%	3.36%	3.59%	3.77%	3.22%

(1)
Repurchase agreement financings secured by residential whole loan collateral are disclosed based on the contractual maturity agreed with the respective counterparty. At September 30, 2019, $1.7 billion of repurchase agreement financings are subject to termination, at the option of the lender, prior to the otherwise agreed contractual maturity following the conclusion of a properly advised notice period. Such notice periods currently range from one month to six months. In addition, such repurchase agreements are subject to periodic repricing during their terms.

(2)	Excludes $1.1 million of unamortized debt issuance costs at September 30, 2019.

Undrawn Financing Commitment

In connection with the financing of MSR-related assets, the Company has obtained a financing commitment of up to $75.0 million, of which $45.1 million was utilized and was outstanding as of September 30, 2019. The Company pays a commitment fee ranging from 0.125% to 0.5% of the undrawn amount, depending on the amount of financing utilized.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The Company had repurchase agreement borrowings with 28 and 26 counterparties at September 30, 2019 and December 31, 2018, respectively. The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2019:

	September 30, 2019
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Credit Suisse (3)	BBB+/Baa2/A-	$305,139	1	9.0%
Goldman Sachs (4)	BBB+/A3/A	232,421	2	6.8
RBC (5)	AA-/Aa2/AA	218,036	1	6.4
Wells Fargo (6)	A+/Aa2/AA-	211,949	0	6.2
Barclays Bank	BBB/Aa3/A	176,188	4	5.2

(1)	As rated at September 30, 2019 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

(3)	Includes $284.2 million at risk with Credit Suisse and $20.9 million at risk with Credit Suisse Cayman.

(4)	Includes $125.2 million at risk with Goldman Sachs Lending Partners and $107.2 million at risk with Goldman Sachs Bank USA.

(5)	Includes $215.2 million at risk with RBC Barbados and $2.8 million at risk with RBC New York. Counterparty ratings are not published for RBC Barbados and RBC Capital Markets LLC.

(6)	Includes $205.0 million at risk with Wells Fargo Bank, NA and approximately $7.0 million at risk with Wells Fargo Securities LLC.

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

The Company’s assets pledged as collateral are described in Notes 2(f) - Restricted Cash, 5(c) - Derivative Instruments and 6 - Repurchase Agreements. The total fair value of assets pledged as collateral with respect to the Company’s borrowings under repurchase agreements and derivative hedging instruments was $10.7 billion and $9.5 billion at September 30, 2019 and December 31, 2018, respectively. An aggregate of $48.5 million and $33.1 million of accrued interest on those assets had also been pledged as of September 30, 2019 and December 31, 2018, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

The fair value of financial instruments pledged against the Company’s repurchase agreements was $10.6 billion and $9.4 billion at September 30, 2019 and December 31, 2018, respectively. Since January 2017, variation margin payments on the Company’s cleared Swaps have been treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the related Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap. The fair value of financial instruments pledged against the Company’s Swaps was $2.3 million and $2.7 million at September 30, 2019 and December 31, 2018, respectively. In addition, cash that has been pledged as collateral against repurchase agreements and Swaps is reported as Restricted cash on the Company’s consolidated balance sheets. (See Notes 2(f), 5(c) and 6)

9. Other Liabilities

The following table presents the components of the Company’s Other liabilities at September 30, 2019 and December 31, 2018:

(In Thousands)	September 30, 2019	December 31, 2018
Securitized debt (1)	$605,712	$684,420
Convertible Senior Notes	223,684	—
Senior Notes	96,850	96,816
Dividends and dividend equivalents payable	90,614	90,198
Accrued interest payable	20,463	16,280
Payable for unsettled residential whole loans purchases	59,524	211,129
Accrued expenses and other	33,126	26,296
Total Other Liabilities	$1,129,973	$1,125,139

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
SEPTEMBER 30, 2019

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

(b) Senior Notes

On April 11, 2012, the Company issued $100.0 million in aggregate principal amount of its Senior Notes in an underwritten public offering.  The total net proceeds the Company received from the offering of the Senior Notes were approximately $96.6 million, after deducting offering expenses and the underwriting discount.  The Senior Notes bear interest at a fixed rate of 8.00% per year, paid quarterly in arrears on January 15, April 15, July 15 and October 15 of each year and will mature on April 15, 2042.  The Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 8.31%. The Company may redeem the Senior Notes, in whole or in part, at any time, at a redemption price equal to 100% of the principal amount redeemed plus accrued and unpaid interest.

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

10.    Commitments and Contingencies

(a) Lease Commitments

The Company pays monthly rent pursuant to three office leases.  In November 2018, the Company amended the lease for its corporate headquarters in New York, New York, under the same terms and conditions, to extend the expiration date for the lease by up to one year, through June 30, 2021, with a mutual option to terminate in February 2021.  For the three and nine months ended September 30, 2019, the Company recorded expense of approximately $638,000 and $1.9 million, respectively, in connection with the lease for its current corporate headquarters.

In addition, in November 2018, the Company executed a lease agreement on new office space in New York, New York. The Company plans to relocate its corporate headquarters to this new office space upon the substantial completion of the building. The lease term specified in the agreement is fifteen years with an option to renew for an additional five years. The Company’s current estimate of annual lease rental expense under the new lease, excluding escalation charges which at this point are unknown, is approximately $4.6 million. The Company currently expects to relocate to the space in the fourth quarter of 2020, but this timing, as well as when it is required to begin making payments and recognize rental and other expenses under the new lease, is dependent on when the space is actually available for use.

(b) Representations and Warranties in Connection with Loan Securitization Transactions

In connection with the loan securitization transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles upon breach of certain representations and warranties. As of September 30, 2019, the Company had no reserve established for repurchases of loans and was not aware of any material unsettled repurchase claims that would require the establishment of such a reserve.  (See Note 15)

(c) Corporate Loans

The Company has participated in loans to provide financing to entities that originate loans and own MSRs, as well as certain other unencumbered assets owned by the borrower. Under the terms of the respective lending agreements, the Company has committed to lend $150.0 million of which approximately $85.2 million was drawn at September 30, 2019. (See Note 3)

(d) Rehabilitation Loan Commitments

At September 30, 2019, the Company had unfunded commitments of $126.0 million in connection with its purchased Rehabilitation loans. (See Note 4)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

(e) Residential Whole Loan Purchase Commitments

At September 30, 2019, the Company has agreed, subject to the completion of due diligence and customary closing conditions, to purchase residential whole loans held at carrying value with an aggregate estimated purchase price of $59.5 million with a corresponding liability recorded in Other Liabilities and included in Payable for unsettled residential whole loan purchases.

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
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2019 through September 30, 2019:

Declaration Date	Record Date	Payment Date	Dividend Per Share
August 9, 2019	August 30, 2019	September 30, 2019	$0.46875
May 20, 2019	June 3, 2019	June 28, 2019	0.46875
February 15, 2019	March 4, 2019	March 29, 2019	0.46875

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2019 through September 30, 2019:

Declaration Date (1)	Record Date	Payment Date	Dividend Per Share
September 12, 2019	September 30, 2019	October 31, 2019	$0.20	(1)
June 12, 2019	July 1, 2019	July 31, 2019	0.20
March 6, 2019	March 29, 2019	April 30, 2019	0.20

(1)  At September 30, 2019, the Company had accrued dividends and dividend equivalents payable of $90.6 million related to the common stock dividend declared on September 12, 2019.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

(d) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 16, 2016, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 15.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At September 30, 2019, approximately 11.6 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement. In October 2019, the Company filed a new shelf registration statement to replace the 2016 shelf registration statement.

During the three and nine months ended September 30, 2019, the Company issued 87,886 and 240,741, respectively, shares of common stock through the DRSPP, raising net proceeds of approximately $634,000 and $1.8 million, respectively.  From the inception of the DRSPP in September 2003 through September 30, 2019, the Company issued 34,296,621 shares pursuant to the DRSPP, raising net proceeds of $286.0 million.

(e) At-the-Market Offering Program

On August 16, 2019 the Company entered into a distribution agreement under the terms of which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $400.0 million (the “ATM Shares”), from time to time, through various sales agents, pursuant to an at-the-market equity offering program (the “ATM Program”). Sales of the ATM Shares, if any, may be made in negotiated transactions or by transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415 under the 1933 Act, including sales made directly on the New York Stock Exchange (“NYSE”) or sales made to or through a market maker other than an exchange. The sales agents are entitled to compensation of up to two percent of the gross sales price per share for any shares of common stock sold under the distribution agreement.

During the three months ended September 30, 2019, the Company sold 982,350 shares of common stock through the ATM Program at a weighted average price of $7.29, raising proceeds of approximately $7.1 million, net of fees and commissions paid to sales agents of approximately $72,000. At September 30, 2019, approximately $392.8 million remained outstanding for future offerings under this program. Shares for the ATM Program are issued through the automatic shelf registration statement on Form S-3 that was filed with the SEC on August 16, 2019.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

(f)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2019.  At September 30, 2019, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

(g)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019			Nine Months Ended September 30, 2019
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Total AOCI
Balance at beginning of period	$439,898	$(28,114)	$411,784	$417,167	$3,121	$420,288
OCI before reclassifications	5,483	(233)	5,250	50,085	(30,384)	19,701
Amounts reclassified from AOCI (1)	(14,499)	(685)	(15,184)	(36,370)	(1,769)	(38,139)
Net OCI during the period (2)	(9,016)	(918)	(9,934)	13,715	(32,153)	(18,438)
Balance at end of period	$430,882	$(29,032)	$401,850	$430,882	$(29,032)	$401,850

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI
Balance at beginning of period	$548,551	$16,160	$564,711	$620,648	$(11,424)	$609,224
OCI before reclassifications	(34,278)	5,390	(28,888)	(90,250)	32,974	(57,276)
Amounts reclassified from AOCI (1)	(9,455)	—	(9,455)	(25,580)	—	(25,580)
Net OCI during the period (2)	(43,733)	5,390	(38,343)	(115,830)	32,974	(82,856)
Balance at end of period	$504,818	$21,550	$526,368	$504,818	$21,550	$526,368

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(14,499)	$(36,370)	Net realized gain on sales of residential mortgage securities
Total AFS Securities	$(14,499)	$(36,370)
Swaps designated as cash flow hedges:
Amortization of de-designated hedging instruments	(685)	(1,769)	Other, net
Total Swaps designated as cash flow hedges	$(685)	$(1,769)
Total reclassifications for period	$(15,184)	$(38,139)

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and nine months ended September 30, 2018:

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(9,455)	$(25,580)	Net realized gain on sales of residential mortgage securities
Total AFS Securities	$(9,455)	$(25,580)
Total reclassifications for period	$(9,455)	$(25,580)

On securities for which OTTI had been recognized in prior periods, the Company did not have any unrealized losses recorded in AOCI at September 30, 2019 and had $224,000 unrealized losses recorded in AOCI at December 31, 2018.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2019	2018	2019	2018
Basic EPS:
Net income to common stockholders	$95,599	$87,132	$277,496	$240,922
Dividends declared on preferred stock	(3,750)	(3,750)	(11,250)	(11,250)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(280)	(241)	(808)	(702)
Net income to common stockholders - basic	$91,569	$83,141	$265,438	$228,970
Basic weighted average common shares outstanding	451,020	428,713	450,641	408,614
Basic EPS	$0.20	$0.19	$0.59	$0.56

Diluted EPS:
Net income to common stockholders - basic	91,569	83,141	265,438	228,970
Interest expense on Convertible Senior Notes	3,879	—	5,085	—
Net income to common stockholders - diluted	$95,448	$83,141	$270,523	$228,970
Basic weighted average common shares outstanding	451,020	428,713	450,641	408,614
Effect of assumed Convertible Senior Notes conversion to common shares	28,920	—	12,712	—
Diluted weighted average common shares outstanding (1)	479,940	428,713	463,353	408,614
Diluted EPS	$0.20	$0.19	$0.58	$0.56

(1)
At September 30, 2019, the Company had approximately 3.0 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three and nine months ended September 30, 2019, as their inclusion would have been anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $7.37. These equity instruments may have a dilutive impact on future EPS.

During the three and nine months ended September 30, 2019, the Convertible Senior Notes were determined to be dilutive and were included in the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) is included in the denominator for the purpose of calculating diluted EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At September 30, 2019, approximately 3.9 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1.5 million shares of common

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of September 30, 2019 are designated to be settled in shares of the Company’s common stock.  The Company did not grant any RSUs during the three months ended September 30, 2019 and 2018 and granted 912,525 and 843,802 RSUs during the nine months ended September 30, 2019 and 2018, respectively. There were 20,000 RSUs forfeited during each of the nine months ended September 30, 2019 and 2018, respectively. All RSUs outstanding at September 30, 2019 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled.  At September 30, 2019 and December 31, 2018, the Company had unrecognized compensation expense of $6.7 million and $5.2 million, respectively, related to RSUs.  The unrecognized compensation expense at September 30, 2019 is expected to be recognized over a weighted average period of 1.8 years.

Restricted Stock

The Company did not award any shares of restricted common stock during the nine months ended September 30, 2019 and 2018. At September 30, 2019, the Company did not have any unvested shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company did not make any payments in respect of such instruments during the nine months ended September 30, 2019 and 2018.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
RSUs	$1,288	$1,082	$4,724	$3,891
Total	$1,288	$1,082	$4,724	$3,891

(b)  Employment Agreements

At September 30, 2019, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Non-employee directors	$134	$(22)	$459	$—
Total	$134	$(22)	$459	$—

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through September 30, 2019 and December 31, 2018 that had not been distributed and the Company’s associated liability for such deferrals at September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,216	$2,734	$2,263	$2,417
Total	$2,216	$2,734	$2,263	$2,417

(1)  Represents the cumulative amounts that were deferred by participants through September 30, 2019 and December 31, 2018, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended September 30, 2019 and 2018, the Company recognized expenses for matching contributions of $94,000 and $89,000, respectively, and $323,000 and $282,000 for the nine months ended September 30, 2019 and 2018, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

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
SEPTEMBER 30, 2019

Term Notes Backed by MSR-Related Collateral

The Company’s valuation process for term notes backed by MSR-related collateral is similar to that used for residential mortgage securities and considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity. Other factors taken into consideration include estimated changes in fair value of the related underlying MSR collateral and, as applicable, the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient. Following a re-evaluation during the quarter of the observability of the data used in its fair value estimation process, the Company determined that it was appropriate to reclassify these assets to Level 2 in the fair value hierarchy as of the end of the quarter.

Swaps

All of the Company’s Swaps are cleared by a central clearing house. Valuations provided by the clearing house are used for purposes of determining the fair value of the Company’s Swaps. Such valuations obtained are tested with internally developed models that apply readily observable market parameters.  As the Company’s Swaps are subject to the clearing house’s margin requirements, no credit valuation adjustment was considered necessary in determining the fair value of such instruments.  Since January 2017, variation margin payments on the Company’s cleared Swaps have been treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the related Swap contract. The effect of this change is to reduce what would have otherwise been reported as the fair value of the Swap. Swaps are classified as Level 2 in the fair value hierarchy.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of September 30, 2019 and December 31, 2018, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at September 30, 2019

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$1,813,873	$—	$1,813,873
Non-Agency MBS	—	2,397,789	—	2,397,789
CRT securities	—	377,892	—	377,892
Residential whole loans, at fair value	—	—	1,453,169	1,453,169
Term notes backed by MSR-related collateral	—	1,104,130	—	1,104,130
Total assets carried at fair value	$—	$5,693,684	$1,453,169	$7,146,853

Fair Value at December 31, 2018

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$2,698,213	$—	$2,698,213
Non-Agency MBS	—	3,318,299	—	3,318,299
CRT securities	—	492,821	—	492,821
Residential whole loans, at fair value	—	—	1,665,978	1,665,978
Term notes backed by MSR-related collateral	—	—	538,499	538,499
Total assets carried at fair value	$—	$6,509,333	$2,204,477	$8,713,810

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and nine months ended September 30, 2019 and 2018 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended September 30, (1)		Nine Months Ended September 30, (1)(2)
(In Thousands)	2019	2018	2019	2018
Balance at beginning of period	$1,438,827	$1,468,540	$1,471,263	$1,325,115
Purchases and capitalized advances (3)	92,208	76,566	227,595	393,867
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	13,185	8,442	33,312	26,788
Collection of principal, net of liquidation gains/(losses)	(37,565)	(54,331)	(112,386)	(155,199)
Repurchases	—	(561)	(1,216)	(1,623)
Transfer to REO	(53,486)	(51,089)	(165,399)	(141,381)
Balance at end of period	$1,453,169	$1,447,567	$1,453,169	$1,447,567

(1)
Included in the activity presented for the three months ended September 30, 2019 and 2018 are approximately $87.0 million and $34.4 million of loans the Company committed to purchase during the three months ended June 30, 2019 and 2018, but for which the closing of the purchase transaction occurred during the three and nine months ended September 30, 2019 and 2018, respectively.

(2)	Excludes approximately $1.8 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of September 30, 2018.

(3)
Included in the activity presented for the nine months ended September 30, 2019 is an adjustment of $70.6 million for loans the Company committed to purchase during the three months ended December 31, 2018, but for which the closing of the purchase transaction occurred during the three months ended March 31, 2019. The adjustment was required following the finalization of due diligence performed prior to the closing of the purchase transaction and resulted in a downward revision to the prior estimate of the loan purchase amount.

The following table presents additional information for the three and nine months ended September 30, 2019 and 2018 about the Company’s investments in term notes backed by MSR-related collateral, which were classified as Level 3 prior to September 30, 2019 and measured at fair value on a recurring basis:

	Term Notes Backed by MSR Related Collateral
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2019	2018	2019	2018
Balance at beginning of period	$1,106,026	$381,390	$538,499	$381,804
Purchases	—	290,042	573,137	439,392
Collection of principal	(3,920)	(166,120)	(12,897)	(316,120)
Changes in unrealized gain/(losses)	2,024	(117)	5,391	119
Transfer to Level 2	(1,104,130)	—	(1,104,130)	—
Balance at end of period	$—	$505,195	$—	$505,195

The Company did not transfer any assets or liabilities from one level to another during the three and nine months ended September 30, 2018.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of September 30, 2019 and December 31, 2018:

	September 30, 2019
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$797,467	Discounted cash flow	Discount rate	4.6%	4.0-8.0%
			Prepayment rate	4.8%	0.2-17.8%
			Default rate	4.2%	0.0-24.5%
			Loss severity	12.9%	0.0-100.0%

	$655,069	Liquidation model	Discount rate	8.0%	6.0-50.0%
			Annual change in home prices	3.7%	2.5-7.3%
			Liquidation timeline (in years)	1.8	0.1-4.5
			Current value of underlying properties (3)	$688	$4-$4,500
Total	$1,452,536

	December 31, 2018
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$700,250	Discounted cash flow	Discount rate	5.2%	4.5-8.0%
			Prepayment rate	4.8%	0.9-15.9%
			Default rate	4.1%	0.0-24.1%
			Loss severity	12.9%	0.0-100.0%

	$683,252	Liquidation model	Discount rate	8.0%	6.1-50.0%
			Annual change in home prices	3.5%	(0.5)-12.2%
			Liquidation timeline (in years)	1.8	0.1-4.5
			Current value of underlying properties (3)	$802	$2-$7,950
Total	$1,383,502

(1) Excludes approximately $633,000 and $282.5 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at September 30, 2019 and December 31, 2018, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $357,000 and $400,000 as of September 30, 2019 and December 31, 2018, respectively.

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the fair value of residential whole loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2019 and December 31, 2018:

	Level in Fair Value Hierarchy	September 30, 2019		December 31, 2018
		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Agency MBS	2	$1,813,873	$1,813,873	$2,698,213	$2,698,213
Non-Agency MBS	2	2,397,789	2,397,789	3,318,299	3,318,299
CRT securities	2	377,892	377,892	492,821	492,821
Residential whole loans, at carrying value	3	4,969,414	5,115,221	3,016,715	3,104,401
Residential whole loans, at fair value	3	1,453,169	1,453,169	1,665,978	1,665,978
MSR-related assets	2	1,164,284	1,164,284	611,807	611,807
Cash and cash equivalents	1	154,193	154,193	51,965	51,965
Restricted cash	1	38,998	38,998	36,744	36,744
Financial Liabilities (1):
Repurchase agreements	2	8,571,422	8,590,674	7,879,087	7,896,672
Securitized debt	2	605,712	609,899	684,420	680,209
Convertible Senior Notes	2	223,684	238,050	—	—
Senior Notes	1	96,850	104,311	96,816	99,951

(1)	Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.

Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the nine months ended September 30, 2019, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $193.5 million at the time of foreclosure. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019

in these transactions, the risks facing the Company are largely unchanged as the Company remains economically exposed to the first loss position on the underlying assets transferred to the VIEs.

Loan Securitization Transactions

The following table summarizes the key details of the Company’s loan securitization transactions as of September 30, 2019 and December 31, 2018:

(Dollars in Thousands)	September 30, 2019		December 31, 2018
Aggregate unpaid principal balance of residential whole loans sold	$1,290,029		$1,290,029
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$802,817		$802,817
Outstanding amount of Senior Bonds	$605,712	(1)	$684,420	(1)
Weighted average fixed rate for Senior Bonds issued	3.67%	(2)	3.66%	(2)
Weighted average contractual maturity of Senior Bonds	30 years	(2)	31 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$275,174		$275,174
Cash received	$802,815		$802,815

(1)	Net of $3.2 million and $3.8 million of deferred financing costs at September 30, 2019 and December 31, 2018, respectively.

(2)
At September 30, 2019 and December 31, 2018, $521.8 million and $582.8 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by 300 basis points at 36 months from issuance if the bond is not redeemed before such date.

(3)	Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

As of September 30, 2019 and December 31, 2018, as a result of the transactions described above, securitized loans with a carrying value of approximately $189.9 million and $209.4 million are included in “Residential whole loans, at carrying value,” securitized loans with a fair value of approximately $593.3 million and $694.7 million are included in “Residential whole loans, at fair value,” and REO with a carrying value approximately $134.8 million and $79.0 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of September 30, 2019 and December 31, 2018, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $605.7 million and $684.4 million, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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
SEPTEMBER 30, 2019

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of September 30, 2019 and December 31, 2018 are a total of $6.4 billion and $4.7 billion, respectively, of residential whole loans, of which approximately $5.0 billion and $3.0 billion, respectively, are reported at carrying value and $1.5 billion and $1.7 billion, respectively, are reported at fair value. These assets, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated. (See Notes 4 and 5(a))

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Forward Looking Statements

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “will,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” the negative of these words or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act and, as such, may involve known and unknown risks, uncertainties and assumptions.

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market (i.e., fair) value of our MBS, residential whole loans, CRT securities and other assets; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in its portfolio and could require MFA to reinvest the proceeds received by it as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in MFA’s portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows or, in certain circumstances, other-than-temporary impairment on certain Legacy Non-Agency MBS purchased at a discount; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans securing our Non-Agency MBS and relating to our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on Non-Agency MBS and residential whole loans and the extent of prepayments, realized losses and changes in the composition of our Agency MBS, Non-Agency MBS and residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; expected returns on MFA’s investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; targeted or expected returns on our investments in recently-originated loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing cost associated with such investments; risks associated with MFA’s investments in MSR-related assets, including servicing, regulatory and economic risks, and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At September 30, 2019, we had total assets of approximately $13.1 billion, of which $6.4 billion, or approximately 49%, represent residential whole loans acquired through interests in certain trusts established to acquire the loans. During the third quarter of 2019, our residential whole loan portfolio continued to grow due to acquisitions of Purchased Performing Loans. Our Purchased Performing Loans, which as of September 30, 2019 comprised approximately 66% of our residential whole loans, include: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). In addition, at September 30, 2019, we had approximately $4.6 billion in investments in residential mortgage securities, which represented approximately 35% of our total assets.  At such date, our portfolio includes $1.8 billion of Agency MBS, $2.4 billion of Non-Agency MBS and $377.9 million of CRT securities. Non-Agency MBS is comprised of $1.6 billion of Legacy Non-Agency MBS and $828.0 million of RPL/NPL MBS. These RPL/NPL MBS are backed by securitized re-performing and non-performing loans and are generally structured with a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. At September 30, 2019, our investments in MSR-related assets were $1.2 billion, or 9% of our total assets. Our MSR-related assets include term notes whose cash flows are considered to be largely dependent on MSR collateral and loan participations to provide financing to mortgage originators that own MSRs. Our remaining investment-related assets, which represent approximately 4% of our total assets at September 30, 2019, were primarily comprised of REO and MBS and loan-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income and the market value of our assets, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive residential mortgage assets.  In recent periods, the impact on our GAAP results from market volatility, resulting in changes in market values of certain financial instruments for which changes in fair value are recorded in net income each period, such as CRT securities, certain residential whole loans, Agency MBS, and Swaps not designated as hedges, has increased. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds, the behavior of which involves various risks and uncertainties.  Interest rates and conditional prepayment rates (or CPRs) (which measure the amount of unscheduled principal prepayment on an asset as a percentage of the asset balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty.

With respect to our business operations, increases in interest rates, in general, may over time cause:  (i) the interest expense associated with our borrowings to increase; (ii) the value of certain of our residential mortgage assets and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our adjustable-rate assets to reset, on a delayed basis, to higher interest rates; (iv) prepayments on our assets to decline, thereby slowing the amortization of purchase premiums and the accretion of our purchase discounts, and slowing our ability to redeploy capital to generally higher yielding investments; and (v) the value of our derivative hedging instruments and, correspondingly, our stockholders’ equity to increase.  Conversely, decreases in interest rates, in general, may over time cause:  (i) the interest expense associated with our borrowings to decrease; (ii) the value of certain of our residential mortgage assets and, correspondingly, our stockholders’ equity to increase; (iii) coupons on our adjustable-rate assets, on a delayed basis, to lower interest rates; (iv) prepayments on our assets to increase, thereby accelerating the amortization of purchase premiums and the accretion of our purchase discounts, and accelerating the redeployment of our capital to generally lower yielding investments; and (v) the value of our derivative hedging instruments and, correspondingly, our stockholders’ equity to decrease.  In addition, our borrowing costs and credit lines are further affected by the type of collateral we pledge and general conditions in the credit market.

Our investments in residential mortgage assets, particularly investments in residential mortgage loans and Non-Agency MBS, expose us to credit risk, meaning that we are generally subject to credit losses due to the risk of delinquency, default and foreclosure on the underlying real estate collateral. We believe the discounted purchase prices paid on certain of these investments mitigate our risk of loss in the event that, as we expect on most such investments, we receive less than 100% of the par value of these investments.  With respect to investments in Purchased Performing Loans, we believe that sound underwriting standards, including low LTVs at origination, significantly mitigate our risk of loss. Our investment process for credit sensitive assets focuses primarily on quantifying and pricing credit risk.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of a loan, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on our residential mortgage securities and whole loans may differ significantly.  For the three months ended September 30, 2019, our Agency MBS portfolio experienced a weighted average CPR of 18.6%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 14.9%. Over the last consecutive eight quarters, ending with September 30, 2019, the monthly weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 18.6% experienced during the month ended September 30, 2019 to a low of 12.2%, experienced during the month ended January 31, 2019, with an average CPR over such quarters of 15.2%. In addition, for the three months ended September 30, 2019, the weighted average CPR on our Non-QM loan portfolio was 22.8%.

Our method of accounting for Non-Agency MBS purchased at significant discounts to par value requires us to make assumptions with respect to each security.  These assumptions include, but are not limited to, future interest rates, voluntary prepayment rates, default rates, mortgage modifications and loss severities.  As part of our Non-Agency MBS surveillance process, we track and compare each security’s actual performance over time to the performance expected at the time of purchase or, if we have modified our original purchase assumptions, to our revised performance expectations.  To the extent that actual performance or our expectation of future performance of our Non-Agency MBS deviates materially from our expected performance parameters, we may revise our performance expectations, so that the amount of purchase discount designated as credit discount may be increased or decreased over time.  Nevertheless, credit losses greater than those anticipated or in excess of the recorded purchase discount could occur, which could materially adversely impact our operating results.

It is generally our business strategy to hold our residential mortgage assets as long-term investments.  On at least a quarterly basis, excluding investments for which the fair value option has been elected or for which specialized loan accounting is otherwise applied, we assess our ability and intent to continue to hold each asset and, as part of this process, we monitor our MBS, CRT securities and MSR-related assets that are designated as AFS for OTTI. A change in our ability and/or intent to continue to hold any of these securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At September 30, 2019, we had net unrealized gains on our Non-Agency MBS of $432.4 million, comprised of gross unrealized gains of $432.7 million and gross unrealized losses of $261,000, and net unrealized losses of $3.2 million on our Agency MBS, comprised of gross unrealized losses of $19.3 million and gross unrealized gains of $16.1 million. At September 30, 2019, we did not intend to sell any securities in our portfolio that are designated as AFS and that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our residential mortgage assets.  Our residential mortgage investments have longer-term contractual maturities than our borrowings under repurchase agreements.  Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at September 30, 2019 were comprised of Swaps.

The majority of our Swap derivative instruments are designated as cash-flow hedges against a portion of our current and forecasted LIBOR-based repurchase agreements.  While these Swaps do not extend the maturities of the associated repurchase agreements being hedged; they do, however, lock in a fixed rate of interest over their term for the notional amount of the Swap corresponding to the hedged item.

Recent Market Conditions and Our Strategy

At September 30, 2019, our residential mortgage asset portfolio, which includes residential whole loans and REO, residential mortgage securities and MSR-related assets, was approximately $12.6 billion compared to $12.8 billion at June 30, 2019. While portfolio run-off and sales during the quarter resulted in a modest portfolio reduction, we continued to successfully expand our new loan initiatives, adding $918 million of Purchased Performing Loans. In addition, consistent with our residential whole loan investment strategy, we made approximately $100 million of capital contributions to select loan origination partners. For the remainder of 2019, we expect to continue to seek investment opportunities primarily focused on residential whole loans and selectively in residential mortgage securities and MSR-related assets as market opportunities arise.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended September 30, 2019:

(In Millions)	June 30, 2019	Runoff (1)	Acquisitions (2)	Other (3)	September 30, 2019	Change
Residential whole loans and REO	$6,251	$(396)	$918	$26	$6,799	$548
RPL/NPL MBS	1,037	(342)	133	—	828	(209)
MSR-related assets	1,170	(15)	7	2	1,164	(6)
CRT securities	407	—	—	(29)	378	(29)
Legacy Non-Agency MBS	1,691	(91)	—	(30)	1,570	(121)
Agency MBS	2,257	(182)	—	(261)	1,814	(443)
Totals	$12,813	$(1,026)	$1,058	$(292)	$12,553	$(260)

(1)	Primarily includes principal repayments, cash collections on Purchased Credit Impaired Loans and sales of REO.

(2)
Amounts presented exclude capital contributions made to select loan origination partners, which at September 30, 2019 totaled $122.9 million. During the third quarter, we made approximately $100 million in capital contributions to select loan origination partners.

(3)
Primarily includes sales, changes in fair value, net premium amortization/discount accretion and adjustments to record lower of cost or estimated fair value adjustments on REO. During the three months ended September 30, 2019, we sold CRT securities for $29.0 million, realizing gains of $493,000, sold certain Non-Agency MBS for $47.9 million, realizing gains of $14.4 million and sold certain Agency MBS for $257.3 million, realizing gains of $2.8 million.

At September 30, 2019, our total recorded investment in residential whole loans and REO was $6.8 billion, or 54.2% of our residential mortgage asset portfolio. Of this amount, (i) $5.0 billion is presented as Residential whole loans, at carrying value (of which $4.3 billion were Purchased Performing Loans and $718.2 million were Purchased Credit Impaired Loans), and (ii) $1.5 billion as Residential whole loans, at fair value, in our consolidated balance sheets. For the three months ended September 30, 2019, we recognized approximately $64.2 million of income on Residential whole loans, at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 5.58% (excluding servicing costs). In addition, we recorded a net gain on residential whole loans measured at fair value through earnings of $40.2 million in Other Income, net in our consolidated statements of operations for the three months ended September 30, 2019. At September 30, 2019 and June 30, 2019, we had REO with an aggregate carrying value of $376.2 million and $334.1 million, respectively, which is included in Other assets on our consolidated balance sheets.

At the end of the third quarter of 2019, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the third quarter of 2018, due to upward resets on securities within the portfolio, purchases of higher coupon Agency MBS in 2018 and the impact of sales of lower coupon Agency MBS during 2019 and 2018.  As a result, the coupon yield on our Agency MBS portfolio increased to 3.73% for the three months ended September 30, 2019, from 3.32% for the three months ended September 30, 2018, and the net Agency MBS yield increased to 2.32% for the three months ended September 30, 2019 from 2.21% for the three months ended September 30, 2018. The net yield on our Legacy Non-Agency MBS portfolio was 10.32% for the three months ended September 30, 2019 compared to 10.76% for the three months ended September 30, 2018.  The decrease in the net yield on our Legacy Non-Agency MBS portfolio reflects higher accretion income recognized in the prior year quarter due to the impact of redemptions of certain securities that had been previously purchased at a discount, changes in interest rates since the third quarter of the prior year, the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases, as well as the impact of the cash proceeds received during 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities and Lehman Brothers Holdings Inc. The net yield on our RPL/NPL MBS portfolio was 5.18% for the three months ended September 30, 2019 compared to 5.01% for the three months ended September 30, 2018.  The increase in the net yield reflects an increase in the average coupon yield to 5.18% for the three months ended September 30, 2019 from 4.56% for the three months ended September 30, 2018.

We believe that our $462.1 million Credit Reserve and OTTI appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows of our existing Legacy Non-Agency MBS portfolio.  In addition, while the majority of our Legacy Non-Agency MBS will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted weighted average amortized cost basis of 67% of face value at September 30, 2019. Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency portfolio. Home price appreciation during the past few years has generally been driven by a combination of limited housing supply due partly to low levels of new home construction, low mortgage rates and demographic-driven U.S. household formation. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Further, during 2018 and the nine months ended September 30, 2019, we have also observed faster voluntary prepayment (i.e., prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio.

Our GAAP book value per common share was $7.09 as of September 30, 2019, essentially unchanged from book value per common share of $7.11 as of June 30, 2019 as our portfolio continued to deliver stable book value. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark to market gains on our residential whole loans held at carrying value, was $7.41 at September 30, 2019. For additional information regarding the calculation of Economic book value per share, refer to page 83 under the heading “Economic Book Value”.

Repurchase agreement funding for our residential mortgage investments continued to be available to us from multiple counterparties during the third quarter of 2019.  Typically, repurchase agreement funding involving credit-sensitive investments is available at terms requiring higher collateralization and higher interest rates than for repurchase agreement funding involving Agency MBS.  At September 30, 2019, our debt consisted of borrowings under repurchase agreements with 28 counterparties, securitized debt, Convertible Senior Notes, Senior Notes outstanding and payable for unsettled purchases, resulting in a debt-to-equity multiple of 2.8 times.  (See table on page 76 under Results of Operations that presents our quarterly leverage multiples since September 30, 2018.)

At September 30, 2019, we have access to various sources of liquidity which we estimate to be in excess of $234.7 million. This amount includes (i) $154.2 million of cash and cash equivalents; (ii) $56.6 million in estimated financing available from unpledged Agency MBS and from other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $23.9 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. In addition, we have $1.1 billion of unencumbered residential whole loans. We continue to evaluate potential opportunities to finance these assets including loan securitization. With access to multiple sources of liquidity and potential financing opportunities for unencumbered residential whole loans, we believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.

The net interest spread of our investment portfolio was 1.82% and 2.41% for the three months ended September 30, 2019 and 2018, respectively. The change in our net interest spread was primarily driven by increased funding costs, reflecting an increase in our average borrowings to finance our residential whole loan portfolio, Federal Reserve rate increases during 2018, as well as the impact of changes in funding spreads during this period.

Our estimated net effective duration remained relatively low at 1.14 as of September 30, 2019, and is unchanged from September 30, 2018. We manage our net duration through our investment selection, as well as through the use of interest rate swaps. In addition, our low leverage limits our sensitivity to changes in interest rates.

Information About Our Assets

The table below presents certain information about our asset allocation at September 30, 2019:

ASSET ALLOCATION

(Dollars in Millions)	Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (1)		Credit Risk Transfer Securities		Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		MSR-Related Assets		Other, net (3)		Total
Fair Value/Carrying Value	$1,814		$1,570		$828		$378		$4,969		$1,453		$1,164		$785		$12,961
Less Payable for Unsettled Purchases	—		—		—		—		(60)		—		—		—		(60)
Less Repurchase Agreements	(1,676)		(1,232)		(643)		(304)		(3,046)		(679)		(918)		(73)		(8,571)
Less Securitized Debt	—		—		—		—		(139)		(467)		—		—		(606)
Less Convertible Senior Notes	—		—		—		—		—		—		—		(224)		(224)
Less Senior Notes	—		—		—		—		—		—		—		(97)		(97)
Net Equity Allocated	$138		$338		$185		$74		$1,724		$307		$246		$391		$3,403
Debt/Net Equity Ratio (4)	12.1	x	3.6	x	3.5	x	4.1	x	1.9	x	3.7	x	3.7	x		2.8	x

(1)
RPL/NPL MBS are backed primarily by securitized re-performing and non-performing loans. The securities are generally structured such that the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
Includes $2.7 billion of Non-QM loans, $968.9 million of Rehabilitation loans, $366.4 million of Single-family rental loans, $189.0 million of Seasoned performing loans and $718.2 million of Purchased Credit Impaired Loans. At September 30, 2019, the total fair value of these loans is estimated to be approximately $5.1 billion.

(3)	Includes cash and cash equivalents and restricted cash, other assets and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements, securitized debt and payable for unsettled purchases as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity Ratio also includes Convertible Senior Notes and Senior Notes.

Agency MBS

The following tables present certain information regarding the composition of our Agency MBS portfolio as of September 30, 2019 and December 31, 2018:

September 30, 2019

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$490,402	104.5%	102.5%	$502,631	90	3.04%	11.5%
Generic	108,221	104.4	103.1	111,597	96	3.46	11.1
Total 15-Year Fixed Rate	$598,623	104.5%	102.6%	$614,228	91	3.12%	11.4%

30-Year Fixed Rate:
Generic	$296,065	104.2%	105.5%	$312,491	15	4.50%	24.8%
Total 30-Year Fixed Rate	$296,065	104.2%	105.5%	$312,491	15	4.50%	24.8%

Hybrid	$804,449	103.5%	103.9%	$836,014	118	4.26%	20.8%
CMO/Other	$48,662	102.6%	103.1%	$50,175	208	4.37%	13.5%
Total Portfolio	$1,747,799	103.9%	103.7%	$1,812,908	94	3.91%	18.6%

December 31, 2018

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$647,482	104.4%	100.0%	$647,405	80	3.01%	8.2%
Generic	132,713	104.4	101.1	134,220	88	3.50	10.1
Total 15-Year Fixed Rate	$780,195	104.4%	100.2%	$781,625	81	3.09%	8.5%

30-Year Fixed Rate:
Generic	$711,158	104.0%	103.6%	$736,498	6	4.50%	4.7%
Total 30-Year Fixed Rate	$711,158	104.0%	103.6%	$736,498	6	4.50%	4.7%

Hybrid	$1,080,569	103.5%	103.5%	$1,118,638	108	3.90%	20.0%
CMO/Other	$58,708	102.6%	102.9%	$60,415	206	4.05%	18.7%
Total Portfolio	$2,630,630	103.9%	102.5%	$2,697,176	74	3.82%	12.5%

(1)	Does not include principal payments receivable of $965,000 and $1.0 million at September 30, 2019 and December 31, 2018, respectively.

(2)	Weighted average is based on MBS current face at September 30, 2019 and December 31, 2018, respectively.

(3)	Low loan balance represents MBS collateralized by mortgages with an original loan balance of less than or equal to $175,000.

The following tables present certain information regarding our fixed-rate Agency MBS as of September 30, 2019 and December 31, 2018:

September 30, 2019

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$255,293	104.1%	101.4%	$258,823	82	3.06%	100%	9.9%
3.0%	156,958	105.9	102.5	160,917	86	3.49	100	11.4
3.5%	2,935	103.5	103.5	3,036	107	4.19	100	10.5
4.0%	157,918	103.5	104.4	164,822	106	4.40	81	14.2
4.5%	25,519	105.3	104.4	26,630	110	4.89	35	8.9
Total 15-Year Fixed Rate	$598,623	104.5%	102.6%	$614,228	91	3.61%	92%	11.4%

30-Year Fixed Rate:
4.5%	$296,065	104.2%	105.5%	$312,491	15	5.16%	—%	24.8%
Total 30-Year Fixed Rate	$296,065	104.2%	105.5%	$312,491	15	5.16%	—%	24.8%
Total Fixed Rate Portfolio	$894,688	104.4%	103.6%	$926,719	66	4.12%	62%	17.1%

December 31, 2018

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$359,252	104.1%	98.6%	$354,252	73	3.03%	100%	6.4%
3.0%	185,912	105.9	100.3	186,548	77	3.49	100	8.4
3.5%	3,798	103.5	101.4	3,853	98	4.18	100	12.8
4.0%	199,352	103.5	102.4	204,055	97	4.40	81	11.9
4.5%	31,881	105.3	103.3	32,917	101	4.88	34	12.7
Total 15-Year Fixed Rate	$780,195	104.4%	100.2%	$781,625	81	3.57%	92%	8.5%

30-Year Fixed Rate:
4.5%	$711,158	104.0%	103.6%	$736,498	6	5.17%	—%	4.7%
Total 30-Year Fixed Rate	$711,158	104.0%	103.6%	$736,498	6	5.17%	—%	4.7%
Total Fixed Rate Portfolio	$1,491,353	104.2%	101.8%	$1,518,123	45	4.33%	48%	6.8%

(1)	Does not include principal payments receivable of $965,000 and $1.0 million at September 30, 2019 and December 31, 2018, respectively.

(2)	Weighted average is based on MBS current face at September 30, 2019 and December 31, 2018, respectively.

(3)
Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000.  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following tables present certain information regarding our Hybrid Agency MBS as of September 30, 2019 and December 31, 2018:

September 30, 2019

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid
Agency 3/1	$51,361	102.6%	104.6%	$53,733	4.58%	161	5	—%	13.5%
Agency 5/1	351,788	103.3	104.4	367,196	4.53	128	6	16	21.4
Agency 7/1	258,132	103.5	104.1	268,617	4.43	108	7	19	24.4
Agency 10/1	143,168	104.3	102.3	146,468	3.18	95	28	60	15.1
Total Hybrids	$804,449	103.5%	103.9%	$836,014	4.26%	118	10	24%	20.8%

December 31, 2018

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid
Agency 3/1	$66,369	102.6%	104.7%	$69,478	4.42%	151	6	—%	14.7%
Agency 5/1	462,833	103.3	104.2	482,466	4.30	118	5	15	20.6
Agency 7/1	389,734	103.7	103.5	403,471	3.62	96	6	20	23.7
Agency 10/1	161,633	104.3	101.0	163,223	3.20	86	36	59	11.2
Total Hybrids	$1,080,569	103.5%	103.5%	$1,118,638	3.90%	108	10	22%	20.0%

(1)	Does not include principal payments receivable of $965,000 and $1.0 million at September 30, 2019 and December 31, 2018, respectively.

(2)	Weighted average is based on MBS current face at September 30, 2019 and December 31, 2018, respectively.

(3)
Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	Interest only represents MBS backed by mortgages currently in their interest-only period. Percentage is based on MBS current face at September 30, 2019 and December 31, 2018, respectively.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at September 30, 2019 and December 31, 2018:

(In Thousands)	September 30, 2019		December 31, 2018
Non-Agency MBS
Face/Par	$2,529,749		$3,538,804
Fair Value	2,397,789		3,318,299
Amortized Cost	1,965,357		2,867,703
Purchase Discount Designated as Credit Reserve and OTTI	(462,095)	(1)	(516,116)	(2)
Purchase Discount Designated as Accretable	(102,297)		(155,025)
Purchase Premiums	—		40

(1)	Includes discount designated as Credit Reserve of $451.1 million and OTTI of $11.0 million.

(2)	Includes discount designated as Credit Reserve of $503.3 million and OTTI of $12.8 million.

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount, for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(479,566)	$(117,753)	$(553,596)	$(202,248)
Impact of RMBS Issuer Settlement (2)	—	—	—	(2,734)
Accretion of discount	—	10,357	—	20,115
Realized credit losses	4,062	—	12,042	—
Purchases	—	—	(1,975)	1,368
Sales	12,479	6,029	1,552	1,974
Transfers/release of credit reserve	930	(930)	10,220	(10,220)
Balance at end of period	$(462,095)	$(102,297)	$(531,757)	$(191,745)

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(516,116)	$(155,025)	$(593,227)	$(215,325)
Impact of RMBS Issuer Settlement (2)(3)	—	(1,688)	—	(14,822)
Accretion of discount	—	38,215	—	54,860
Realized credit losses	21,482	—	31,443	—
Purchases	(624)	291	(2,510)	1,856
Sales	23,842	25,231	7,144	7,079
Transfers/release of credit reserve	9,321	(9,321)	25,393	(25,393)
Balance at end of period	$(462,095)	$(102,297)	$(531,757)	$(191,745)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of approximately $2.7 million of cash proceeds (a one-time payment) received by the Company during the three and nine months ended September 30, 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by Lehman Brothers Holdings Inc.

(3)
Includes the impact of cash proceeds (a one-time payment) received by the Company in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities of approximately $1.7 million during the nine months ended September 30, 2019 and approximately $12.1 million during the nine months ended September 30, 2018.

The following table presents information with respect to the yield components of our Non-Agency MBS for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019		Three Months Ended September 30, 2018
	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS
Non-Agency MBS
Coupon Yield (1)	6.92%	5.18%	6.32%	4.56%
Effective Yield Adjustment (2)	3.40	—	4.44	0.45
Net Yield	10.32%	5.18%	10.76%	5.01%

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

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at September 30, 2019 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total MBS
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$—	—%	$663	2.80%	$417,660	1.72%	$846,079	2.39%	$1,264,402	$1,260,016	2.17%
Freddie Mac	—	—	—	—	211,475	1.71	336,966	1.78	548,441	549,610	1.75
Ginnie Mae	—	—	—	—	70	3.70	4,124	3.49	4,194	4,247	3.49
Total Agency MBS	$—	—%	$663	2.80%	$629,205	1.72%	$1,187,169	2.22%	$1,817,037	$1,813,873	2.05%
Non-Agency MBS	$26,937	5.85%	$103,165	4.39%	$1,982	4.12%	$1,833,273	8.58%	$1,965,357	$2,397,789	8.31%
Total MBS	$26,937	5.85%	$103,828	4.38%	$631,187	1.73%	$3,020,442	6.08%	$3,782,394	$4,211,662	5.30%

CRT Securities

At September 30, 2019, our total investment in CRT securities was $377.9 million, with a net unrealized gain of $7.8 million, a weighted average yield of 3.95% and a weighted average time to maturity of 10.9 years. At December 31, 2018, our total investment in CRT securities was $492.8 million, with a net unrealized gain of $6.6 million, a weighted average yield of 5.85% and weighted average time to maturity of 11.1 years.

During three months ended September 30, 2019, we sold certain CRT securities for $29.0 million, realizing gains of $493,000. The net income impact of these sales, after reversal of previously unrealized gains on CRT securities on which we had elected the fair value option, was a loss of approximately $15,000.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loans held by consolidated trusts and certain entities established in connection with our loan securitization transactions at September 30, 2019 and does not reflect estimates of prepayments or scheduled amortization. For Purchased Credit Impaired Loans held at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Purchased Performing Loans (1)(2)	Purchased Credit Impaired Loans	Residential Whole Loans, at Fair Value
Amount due:
Within one year	$725,252	$863	$7,388
After one year:
Over one to five years	273,977	4,210	7,060
Over five years	3,192,852	713,124	1,438,721
Total due after one year	$3,466,829	$717,334	$1,445,781
Total residential whole loans	$4,192,081	$718,197	$1,453,169

(1)	Excludes an allowance for loan losses of $388,000 at September 30, 2019.

(2)	Excludes approximately $59.5 million of Purchased Performing Loans for which the closing of the purchase transaction had not occurred as of September 30, 2019.

The following table presents, at September 30, 2019, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)(3)	Residential Whole Loans, at Fair Value (1)
Interest rates:
Fixed	$1,042,617	$992,373
Adjustable	2,424,212	453,408
Total	$3,466,829	$1,445,781

(1)	Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of September 30, 2019.

(2)	Excludes an allowance for loan losses of $388,000 at September 30, 2019.

(3)	Excludes approximately $59.5 million of Purchased Performing Loans for which the closing of the purchase transaction had not occurred as of September 30, 2019.

Information is not presented for Purchased Credit Impaired Loans held at carrying value as income is recognized based on pools of assets with similar risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than on the contractual coupons of the underlying loans.

MSR-Related Assets

At September 30, 2019 and December 31, 2018, we had $1.1 billion and $538.5 million, respectively, of term notes issued by SPVs that have acquired the rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. At September 30, 2019, these term notes had an amortized cost of $1.1 billion, gross unrealized gains of approximately $5.4 million, a weighted average yield of 4.99% and a weighted average term to maturity of 5.7 years. At December 31, 2018, these term notes had an amortized cost of $538.5 million, gross unrealized losses of approximately $7,000, a weighted average yield of 5.32% and a weighted average term to maturity of 4.7 years.

During the year ended December 31, 2018, we participated in a loan where we committed to lend $100.0 million of which approximately $60.2 million was drawn at September 30, 2019. At September 30, 2019, the coupon paid by the borrower on the drawn amount is 5.39%, the remaining term associated with the loan is 11 months and the remaining commitment period on any undrawn amount is 11 months.

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

The table below summarizes our exposure to our counterparties at September 30, 2019, by country:

(Dollars in Thousands)	Number of Counterparties	Repurchase Agreement Financing	Exposure (1)	Exposure as a Percentage of MFA Total Assets
European Countries: (2)
Switzerland (3)	3	$1,784,463	$533,756	4.07%
United Kingdom	2	1,366,569	304,171	2.32
France	2	307,106	81,288	0.62
Holland	1	63,480	6,237	0.05
Total European	8	$3,521,618	$925,452	7.06%
Other Countries:
United States	14	$3,829,800	$909,930	6.94%
Canada (4)	2	839,212	216,941	1.66
Japan (5)	3	223,428	24,777	0.19
South Korea	1	158,487	16,746	0.13
Total Other	20	$5,050,927	$1,168,394	8.92%
Total	28	$8,572,545	$2,093,846	15.98%

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

(4)
Includes Canada-based counterparties as well as U.S.-domiciled subsidiaries of Canadian parent entities. In the case of one counterparty, also includes exposure of $212.4 million to a Barbados-based affiliate of the Canadian parent entity.

(5)	Exposure is to U.S.-domiciled subsidiary of the Japanese parent entity.

At September 30, 2019, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

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

Tax Considerations

Current period estimated taxable income

We estimate that for the nine months ended September 30, 2019, our taxable income was approximately $263.6 million. Based on dividends paid or declared during the nine months ended September 30, 2019, we have undistributed taxable income of approximately $17.9 million, or $0.04 per share. We have until the filing of our 2019 tax return (due not later than October 15, 2020) to declare the distribution of any 2019 REIT taxable income not previously distributed.

Key differences between GAAP net income and REIT Taxable Income for Residential Mortgage Securities and Residential Whole Loans

Our total Non-Agency MBS portfolio for tax differs from our portfolio reported for GAAP primarily due to the fact that for tax purposes: (i) certain of the MBS contributed to the VIEs used to facilitate MBS resecuritization transactions were deemed to be sold; and (ii) the tax basis of underlying MBS considered to be reacquired in connection with the unwind of such transactions became the fair value of such securities at the time of the unwind. For GAAP reporting purposes the underlying MBS that were included in these MBS resecuritization transactions were not considered to be sold. Similarly, for tax purposes the residential whole loans contributed to the VIE used to facilitate our second quarter 2017 loan securitization transaction were deemed to be sold for tax purposes, but not for GAAP reporting purposes. In addition, for our Non-Agency MBS and residential whole loan tax portfolios, potential timing differences arise with respect to the accretion of discount and amortization of premium into income as well as the recognition of realized losses for tax purposes as compared to GAAP.  Further, use of fair value accounting for certain residential mortgage securities and residential whole loans for GAAP, but not for tax, also gives rise to potential timing differences. Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

The determination of taxable income attributable to Non-Agency MBS and residential whole loans is dependent on a number of factors, including principal payments, defaults, loss mitigation efforts and loss severities.  In estimating taxable income for Non-Agency MBS and residential whole loans during the year, management considers estimates of the amount of discount expected to be accreted.  Such estimates require significant judgment and actual results may differ from these estimates.  Moreover, the deductibility of realized losses from Non-Agency MBS and residential whole loans and their effect on discount accretion and premium amortization are analyzed on an asset-by-asset basis and, while they will result in a reduction of taxable income, this reduction tends to occur gradually and, primarily for Non-Agency MBS, in periods after the realized losses are reported. In addition, for securitization and resecuritization transactions that were treated as a sale of the underlying MBS or residential whole loans for tax purposes, taxable gain or loss, if any, resulting from the unwind of such transactions is not recognized in GAAP net income.

Securitization transactions result in differences between GAAP net income and REIT Taxable Income

For tax purposes, depending on the transaction structure, a securitization and/or resecuritization transaction may be treated either as a sale or a financing of the underlying collateral.  Income recognized from securitization and resecuritization transactions will differ for tax and GAAP purposes.  For tax purposes, we own and may in the future acquire interests in securitization and/or resecuritization trusts, in which several of the classes of securities are or will be issued with original issue discount (or OID).  As the holder of the retained interests in the trust, we generally will be required to include OID in our current gross interest income over the term of the applicable securities as the OID accrues.  The rate at which the OID is recognized into taxable income is calculated using a constant rate of yield to maturity, with realized losses impacting the amount of OID recognized in REIT taxable income once they are actually incurred.  Under the Tax Cuts and Jobs Act of 2017 (or TCJA), the timing of REIT taxable income may be affected by when we include such income for financial accounting purposes. For tax purposes, REIT taxable income may be recognized in excess of economic income (i.e., OID) or in advance of the corresponding cash flow from these assets, thereby affecting our dividend distribution requirement to stockholders. In addition, for securitization and/or resecuritization transactions that were treated as a sale of the underlying collateral for tax purposes, the unwinding of any such transaction will likely result in a taxable gain or loss that is likely not recognized in GAAP net income since securitization and resecuritization transactions are typically accounted for as financing transactions for GAAP purposes. The tax basis of underlying residential whole loans or MBS re-acquired in connection with the unwind of such transactions becomes the fair market value of such assets at the time of the unwind.

Taxable income of consolidated TRS subsidiaries is included in GAAP income, but may not be included in REIT Taxable Income
Net income generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. Net income of U.S. domiciled TRS subsidiaries is included in REIT taxable income when distributed by the TRS. Net income of foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS.

Regulatory Developments

The U.S. Congress, Federal Reserve, U.S. Treasury, Federal Deposit Insurance Corporation, SEC and other governmental and regulatory bodies have taken and continue to consider additional actions in response to the 2007-2008 financial crisis.  In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act) created a new regulator, an independent bureau housed within the Federal Reserve System known as the Consumer Financial Protection Bureau (or the CFPB). The CFPB has broad authority over a wide range of consumer financial products and services, including mortgage lending and servicing.  One portion of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or Mortgage Reform Act), contains underwriting and servicing standards for the mortgage industry, restrictions on compensation for mortgage loan originators, and various other requirements related to mortgage origination and servicing.  In addition, the Dodd-Frank Act grants enforcement authority and broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating rating agencies.

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

The Federal Housing Finance Agency (or FHFA) and both houses of Congress have discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’ guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform. On March 27, 2019, President Trump issued a memorandum on federal housing finance reform that directed the Secretary of the Treasury to develop a plan for administrative and legislative reforms as soon as practicable to achieve the following housing reform goals: 1) ending the conservatorships of the Government-sponsored enterprises (or GSEs) upon the completion of specified reforms; 2) facilitating competition in the housing finance market; 3) establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and 4) providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. On September 5, 2019, in response to President Trump’s memorandum, the U.S. Department of the Treasury released a plan, developed in conjunction with the FHFA, the Department of Housing and Urban Development, and other government agencies, which includes legislative and administrative reforms to achieve each of these reform goals. At this point, it remains unclear whether any of these legislative or regulatory reforms will be enacted or implemented. The prospects for passage of any of these plans are uncertain, but the proposals underscore the potential for change to Fannie Mae and Freddie Mac. On September 30, 2019, the Treasury Department and FHFA jointly announced an agreement to permit the GSEs to retain capital of up to a combined $45 billion. In conjunction with this agreement on capital retention, FHFA is also expected to continue work on a proposed rule for GSE capital requirements that would take effect once the GSEs have been released from government conservatorship.

While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations.  As the FHFA and both houses of Congress continue to consider various measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2019, and we cannot be certain whether alternative plans may be proposed by the Trump Administration or if any housing and/or mortgage-related legislation will emerge from committee, or be approved by Congress, and if so, what the effect would be on our business.

Results of Operations

Quarter Ended September 30, 2019 Compared to the Quarter Ended September 30, 2018

General

For the third quarter of 2019, we had net income available to our common stock and participating securities of $91.8 million, or $0.20 per basic and diluted common share, compared to net income available to common stock and participating securities of $83.4 million, or $0.19 per basic and diluted common share, for the third quarter of 2018. The increase in net income available to common stock and participating securities primarily reflects lower unrealized losses on residential mortgage securities measured at fair value through earnings, higher net gains on our residential whole loans measured at fair value through earnings, higher net Other income, partially offset by losses realized on the unwind of certain Swaps not designated as hedges for accounting purposes. In addition, operating and other expenses were higher for the third quarter of 2019, primarily due to higher costs in connection with managing our residential whole loan and REO portfolios, which have grown significantly compared to the prior year period, and higher compensation related expenses, reflecting higher headcount.

For the third quarter of 2019, Core earnings was $0.20 per common share, compared to $0.21 per basic and diluted common share for the third quarter of 2018. Core earnings is a non-GAAP measure of our financial performance and is computed by adjusting GAAP net income available to common and participating securities by excluding the impact of unrealized gains and losses on certain of our investments. For additional information regarding the calculation of Core earnings, including to reconcile to GAAP net income available to common stock and participating securities, refer to page 83 under the heading “Core Earnings”.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our investments.  Interest rates and CPRs (which measure the amount of unscheduled principal prepayment on a bond or loan as a percentage of its unpaid balance) vary according to the type of investment, conditions in the financial markets and other factors, none of which can be predicted with any certainty.

The changes in average interest-earning assets and average interest-bearing liabilities and their related yields and costs are discussed in greater detail below under “Interest Income” and “Interest Expense.”

For the third quarter of 2019, our net interest spread and margin were 1.82% and 2.19%, respectively, compared to a net interest spread and margin of 2.41% and 2.82%, respectively, for the third quarter of 2018. Our net interest income decreased by $1.7 million, or 2.8%, to $56.9 million for the third quarter of 2019, from $58.6 million for the third quarter of 2018. Current quarter net interest income from Legacy Non-Agency MBS, CRT securities and Agency MBS declined by approximately $15.9 million compared to the third quarter of 2018, primarily due to lower average amounts invested in these securities, lower yields earned on our CRT securities and Legacy Non-Agency MBS, and higher funding costs for our Agency MBS, partially offset by higher yields earned on our Agency MBS portfolio. These decreases were primarily offset by higher net interest income from residential whole loans held at carrying value and MSR-related assets compared to the third quarter of 2018 of approximately $18.3 million, primarily due to higher average amounts invested in these assets. In addition, net interest income also includes $11.7 million of interest expense associated with residential whole loans held at fair value, reflecting a $1.3 million increase in borrowing costs related to these investments compared to the third quarter of 2018. Coupon interest income received from residential whole loans at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended September 30, 2019 and 2018.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended September 30,
	2019			2018
(Dollars in Thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Agency MBS (1)	$2,037,817	$11,806	2.32%	$2,595,896	$14,332	2.21%
Legacy Non-Agency MBS (1)	1,214,589	31,347	10.32	1,709,704	46,010	10.76
RPL/NPL MBS (1)	1,021,398	13,235	5.18	1,010,910	12,657	5.01
Total MBS	4,273,804	56,388	5.28	5,316,510	72,999	5.49
CRT securities (1)	390,051	4,251	4.36	500,649	7,748	6.19
Residential whole loans, at carrying value (2)	4,602,337	64,226	5.58	2,003,913	29,524	5.89
MSR-related assets (1)	1,160,627	15,274	5.26	482,100	6,407	5.32
Cash and cash equivalents (3)	199,070	903	1.81	181,242	754	1.66
Other interest-earning assets	105,867	1,679	6.34	—	—	—
Total interest-earning assets	10,731,756	142,721	5.32	8,484,414	117,432	5.54
Total non-interest-earning assets	2,449,468			2,838,746
Total assets	$13,181,224			$11,323,160

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements (4)	$8,654,350	$74,240	3.36%	$6,594,050	$50,881	3.02%
Securitized debt	617,689	5,692	3.61	665,572	5,986	3.52
Convertible Senior Notes	223,496	3,879	6.94	—	—	—
Senior Notes	96,842	2,012	8.31	96,797	2,011	8.31
Total interest-bearing liabilities	9,592,377	85,823	3.50	7,356,419	58,878	3.13
Total non-interest-bearing liabilities	188,175			551,749
Total liabilities	9,780,552			7,908,168
Stockholders’ equity	3,400,672			3,414,992
Total liabilities and stockholders’ equity	$13,181,224			$11,323,160

Net interest income/net interest rate spread (5)		$56,898	1.82%		$58,554	2.41%
Net interest-earning assets/net interest margin (6)	$1,139,379		2.19%	$1,127,995		2.82%

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

	Three Months Ended September 30, 2019
	Compared to
	Three Months Ended September 30, 2018
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(3,218)	$692	$(2,526)
Legacy Non-Agency MBS	(12,833)	(1,830)	(14,663)
RPL/NPL MBS	135	443	578
CRT securities	(1,495)	(2,002)	(3,497)
Residential whole loans, at carrying value (1)	36,341	(1,639)	34,702
MSR-related assets	8,930	(63)	8,867
Cash and cash equivalents	78	71	149
Other interest-earning assets	1,679	—	1,679
Total net change in income from interest-earning assets	$29,617	$(4,328)	$25,289

Interest-bearing liabilities:
Agency repurchase agreements	$(2,422)	$1,380	$(1,042)
Legacy Non-Agency repurchase agreements	(2,767)	(215)	(2,982)
RPL/NPL MBS repurchase agreements	303	154	457
CRT securities repurchase agreements	(741)	(15)	(756)
MSR-related assets repurchase agreements	4,440	154	4,594
Residential whole loans at carrying value repurchase agreements	20,904	(19)	20,885
Residential whole loans at fair value repurchase agreements	1,632	(265)	1,367
Other repurchase agreements	836	—	836
Securitized debt	(437)	143	(294)
Convertible Senior Notes	3,879	—	3,879
Senior Notes	1	—	1
Total net change in expense of interest-bearing liabilities	$25,628	$1,317	$26,945
Net change in net interest income	$3,989	$(5,645)	$(1,656)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
September 30, 2019	1.82%	2.19%
June 30, 2019	1.90	2.29
March 31, 2019	1.98	2.41
December 31, 2018	2.17	2.60
September 30, 2018	2.41	2.82

(1)	Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)	Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)
September 30, 2019	2.32%	2.47%	(0.15)%	10.32%	3.24%	7.08%	5.18%	3.18%	2.00%	5.28%	2.86%	2.42%
June 30, 2019	2.50	2.56	(0.06)	11.30	3.30	8.00	4.98	3.39	1.59	5.45	2.95	2.50
March 31, 2019	2.77	2.53	0.24	10.45	3.30	7.15	4.90	3.43	1.47	5.31	2.95	2.36
December 31, 2018	2.72	2.36	0.36	10.65	3.30	7.35	4.82	3.27	1.55	5.36	2.82	2.54
September 30, 2018	2.21	2.22	(0.01)	10.76	3.29	7.47	5.01	3.10	1.91	5.49	2.73	2.76

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency MBS cost of funding includes 1, (9), (13), (5), and 6 basis points and Legacy Non-Agency MBS cost of funding includes 1, (14), (20), (4), and 5 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018 and September 30, 2018, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the third quarter of 2019 decreased by $2.5 million, or 17.6%, to $11.8 million from $14.3 million for the third quarter of 2018.  This decrease primarily reflects a $558.1 million decrease in the average amortized cost of our Agency MBS portfolio, due primarily to portfolio run-off and sales, to $2.0 billion for the third quarter of 2019 from $2.6 billion for the third quarter of 2018 partially offset by an increase in the net yield on our Agency MBS to 2.32% for the third quarter of 2019 from 2.21% for the third quarter of 2018. At the end of the third quarter of 2019, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the third quarter of 2018.  In addition, for the third quarter of 2019, our Agency MBS portfolio experienced an 18.6% CPR and we recognized $7.2 million of net premium amortization compared to a CPR of 16.8% and $7.2 million of net premium amortization for the third quarter of 2018. At September 30, 2019, we had net purchase premiums on our Agency MBS of $68.3 million, or 3.9% of current par value, compared to net purchase premiums of $103.0 million, or 3.9% of par value, at December 31, 2018.

Interest income on our Non-Agency MBS decreased $14.1 million, or 24.0%, for the third quarter of 2019 to $44.6 million compared to $58.7 million for the third quarter of 2018. This decrease is primarily due to portfolio run-off and sales of Legacy Non-Agency MBS and resulted in a decrease in the average amortized cost of our Non-Agency MBS portfolio of $484.6 million, or 17.8%, to $2.2 billion for the third quarter of 2019 from $2.7 billion for the third quarter of 2018.

Interest income on our Legacy Non-Agency MBS for the third quarter of 2019 decreased $14.7 million to $31.3 million from $46.0 million for the third quarter of 2018. This decrease primarily reflects a $495.1 million decrease in the average amortized cost of our Legacy Non-Agency MBS portfolio to $1.2 billion for the third quarter of 2019 from $1.7 billion for the third quarter of 2018 and a decrease in the net yield on this portfolio to 10.32% for the third quarter of 2019 compared to 10.76% for the third quarter of 2018. The decrease in the net yield on our Legacy Non-Agency MBS portfolio primarily reflects higher accretion income recognized in the prior year quarter due to the impact of redemptions of certain securities that had been previously purchased at a discount, and changes in interest rates since the third quarter of the prior year.

Interest income on our RPL/NPL MBS portfolio increased $578,000 to $13.2 million for the third quarter of 2019 from $12.7 million for the third quarter of 2018. This increase primarily reflects an increase in the net yield on our RPL/NPL MBS portfolio to 5.18% for the third quarter of 2019 compared to 5.01% for the third quarter of 2018 and a $10.5 million increase in the average amortized cost of this portfolio for the third quarter of 2019 from the third quarter of 2018. The increase in the net yield primarily reflects an increase in the average coupon yield to 5.18% for the third quarter of 2019 from 4.56% for the third quarter of 2018.

During the third quarter of 2019, we recognized net purchase discount accretion of $10.3 million on our Non-Agency MBS, compared to $20.1 million for the third quarter of 2018.  At September 30, 2019, we had net purchase discounts of $563.9 million, including Credit Reserve and previously recognized OTTI of $462.1 million, on our Legacy Non-Agency MBS, or 33.1% of par value.  During the third quarter of 2019 we reallocated $930,000 of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
September 30, 2019	3.73%	2.32%	18.6%	6.92%	10.32%	14.9%	5.18%	5.18%	18.2%
June 30, 2019	3.76	2.50	18.3	6.91	11.30	15.7	4.98	4.98	16.1
March 31, 2019	3.69	2.77	13.6	6.78	10.45	12.7	4.86	4.90	11.6
December 31, 2018	3.58	2.72	12.5	6.64	10.65	14.7	4.75	4.82	12.9
September 30, 2018	3.32	2.21	16.8	6.32	10.76	16.8	4.56	5.01	19.6

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

Interest income on our residential whole loans held at carrying value increased by $34.7 million, or 117.5%, for the third quarter of 2019, to $64.2 million compared to $29.5 million for the third quarter of 2018. This increase primarily reflects a $2.6 billion increase in the average balance of this portfolio to $4.6 billion for the third quarter of 2019 from $2.0 billion for the third quarter of 2018 partially offset by a decrease in the yield (excluding servicing costs) to 5.58% for the third quarter of 2019 from 5.89% for the third quarter of 2018.

Interest income on our MSR-related assets increased by $8.9 million to $15.3 million for the third quarter of 2019 compared to $6.4 million for the third quarter of 2018. This increase primarily reflects a $678.5 million increase in the average balance of these investments for the third quarter of 2019 to $1.2 billion compared to $482.1 million for the third quarter of 2018 partially offset by a decrease in the yield to 5.26% for the third quarter of 2019 from 5.32% for the third quarter of 2018.

Interest Expense

Our interest expense for the third quarter of 2019 increased by $26.9 million, or 45.8%, to $85.8 million from $58.9 million for the third quarter of 2018.  This increase primarily reflects an increase in our average borrowings to finance our residential whole loan portfolio and MSR-related assets, and an increase in financing rates on our Agency MBS repurchase agreement financings. In addition we incurred interest expense on our Convertible Senior Notes issued during the third quarter of 2019. The impact of these items on our interest expense was partially offset by a decrease in our average repurchase agreement borrowings to finance our Legacy Non-Agency MBS and Agency MBS portfolios and CRT securities. The effective interest rate paid on our borrowings increased to 3.50% for the quarter ended September 30, 2019 from 3.13% for the quarter ended September 30, 2018.

Payments made and/or received on our Swaps designated as hedges for accounting purposes are a component of our borrowing costs and resulted in interest expense of $322,000, or 1 basis points, for the third quarter of 2019, as compared to interest expense of $547,000, or 3 basis points, for the third quarter of 2018.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 2.29% for the quarter ended September 30, 2019 from 2.19% for the quarter ended and September 30, 2018.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 2.24% for the quarter ended September 30, 2019 from 2.09% for the quarter ended September 30, 2018.

Other Income, net

For the third quarter of 2019, Other Income, net increased by $14.1 million, or 29.1%, to $62.4 million compared to $48.4 million for the third quarter of 2018.  The components of Other Income, net for the third quarter of 2019 and 2018 are summarized in the table below:

	Quarter Ended September 30,
(In Thousands)	2019	2018
Net gain on residential whole loans measured at fair value through earnings	$40,175	$34,942
Net realized gain on sales of residential mortgage securities	17,708	16,415
Net unrealized loss on residential mortgage securities measured at fair value through earnings	(571)	(8,545)
Liquidation gains on Purchased Credit Impaired Loans and other loan related income	4,189	3,172
Net (loss)/gain on Swaps not designated as hedges for accounting purposes	(929)	4,002
Net loss on REO properties	(1,993)	(2,125)
Other	3,850	498
Total Other Income, net	$62,429	$48,359

Operating and Other Expense

For the third quarter of 2019, we had compensation and benefits and other general and administrative expenses of $12.9 million, or 1.52% of average equity, compared to $11.0 million, or 1.29% of average equity, for the third quarter of 2018.  Compensation and benefits expense increased by approximately $1.1 million to $7.9 million for the third quarter of 2019, compared to $6.9 million for the third quarter of 2018, primarily reflecting higher headcount and additional expense recognized in connection with long term incentive awards in the current year period. Our other general and administrative expenses increased by $867,000 to $5.0 million for the quarter ended September 30, 2019 compared to $4.2 million for the quarter ended September 30, 2018, primarily due to transaction costs related to our investments in loan origination partners.

Operating and Other Expense for the third quarter of 2019 also includes $10.8 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $2.0 million, or 23.2%, primarily due to increases in non-recoverable advances on REO and an increase in the allowance for loan losses on Purchased Credit Impaired residential whole loans, partially offset by lower servicing related expenses.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
September 30, 2019	2.79%	11.24%	25.80%	1.00	2.8	$7.09
June 30, 2019	2.74	10.91	26.13	1.00	2.8	7.11
March 31, 2019	2.66	10.40	26.71	1.05	2.7	7.11
December 31, 2018	1.87	6.96	28.65	1.54	2.6	7.15
September 30, 2018	2.94	10.21	30.15	1.05	2.3	7.46

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)
Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled purchases, obligations to return securities obtained as collateral, Convertible Senior Notes and Senior Notes divided by stockholders’ equity.

(6)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

Nine Month Period Ended September 30, 2019 Compared to the Nine Month Period Ended September 30, 2018

General

For the nine months ended September 30, 2019, we had net income available to our common stock and participating securities of $266.2 million, or $0.59 per basic and diluted common share, compared to net income available to common stock and participating securities of $229.7 million, or $0.56 per basic and diluted common share, for the nine months ended September 30, 2018. The increase in net income available to common stock and participating securities primarily reflects higher net interest income primarily driven by increased investment in residential whole loans held at carrying value and higher net Other income, primarily due to higher unrealized gains on residential mortgage securities measured at fair value through earnings, higher net realized gains on sales of residential mortgage securities, and additional net gains on our residential whole loans measured at fair value through earnings, partially offset by losses realized on the unwind of certain Swaps not designated as hedges for accounting purposes. In addition, operating and other expenses were higher for the nine months ended September 30, 2019, primarily due to higher costs in connection with managing our residential whole loan and REO portfolios, which have grown significantly compared to the prior year period, and higher compensation related expenses, reflecting higher headcount.

For the nine months ended September 30, 2019, Core earnings was $0.57 per common share, compared to $0.58 per common share for the nine months ended September 30, 2018. Core earnings is a non-GAAP measure of our financial performance and is computed by adjusting GAAP net income available to common and participating securities by excluding the impact of unrealized gains and losses on certain of our investments. For additional information regarding the calculation of Core earnings, including to reconcile to GAAP net income available to common stock and participating securities, refer to page 83 under the heading “Core Earnings”.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds on our investments.  Interest rates and CPRs (which measure the amount of unscheduled principal prepayment on a bond or loan as a percentage of its unpaid balance) vary according to the type of investment, conditions in the financial markets and other factors, none of which can be predicted with any certainty.

The changes in average interest-earning assets and average interest-bearing liabilities and their related yields and costs are discussed in greater detail below under “Interest Income” and “Interest Expense.”

For the nine months ended September 30, 2019, our net interest spread and margin were 1.90% and 2.29%, respectively, compared to a net interest spread and margin of 2.32% and 2.71%, respectively, for the nine months ended September 30, 2018. Our net interest income increased by $17.0 million, or 10.5%, to $178.7 million for the nine months ended September 30, 2019, from $161.7 million for the nine months ended September 30, 2018.  For the nine months ended September 30, 2019, net interest income from residential whole loans held at carrying value, MSR-related assets and RPL/NPL MBS increased by approximately $59.5 million compared to the nine months ended September 30, 2018, primarily due to higher average amounts invested in these assets. These increases were offset by lower net interest income from Legacy Non-Agency MBS, CRT securities and Agency MBS compared to the nine months ended September 30, 2018 by approximately $35.0 million, primarily due to lower average amounts invested in these securities and higher funding costs on Agency MBS and CRT securities, partially offset by higher yields earned on our Legacy Non-Agency MBS and Agency MBS portfolios. In addition, net interest income for the nine months ended September 30, 2019 also includes $34.2 million of interest expense associated with residential whole loans held at fair value, reflecting a $4.6 million increase in borrowing costs related to these investments compared to the nine months ended September 30, 2018. Coupon interest income received from residential whole loans held at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the nine months ended September 30, 2019 and 2018.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Nine Months Ended September 30,
	2019			2018
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$2,379,289	$45,521	2.55%	$2,654,925	$42,795	2.15%
Legacy Non-Agency MBS (1)	1,322,559	106,147	10.70	1,831,292	137,439	10.01
RPL/NPL MBS (1)	1,182,484	44,463	5.01	929,835	32,373	4.64
Total MBS	4,884,332	196,131	5.35	5,416,052	212,607	5.23
CRT securities (1)	411,273	15,545	5.04	556,258	25,939	6.22
Residential whole loans, at carrying value (2)	4,010,395	171,725	5.71	1,410,100	61,788	5.84
MSR-related assets (1)	959,145	38,232	5.31	440,979	20,249	6.12
Cash and cash equivalents (3)	186,919	2,703	1.93	230,945	2,348	1.36
Other interest-earning assets	94,708	4,272	6.01	—	—	—
Total interest-earning assets	10,546,772	428,608	5.42	8,054,334	322,931	5.35
Total non-interest-earning assets (2)	2,465,777			2,785,653
Total assets	$13,012,549			$10,839,987

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements (4)	$8,520,981	$220,939	3.42%	$6,434,725	$142,832	2.93%
Securitized debt	646,234	17,834	3.64	486,352	12,378	3.36
Convertible Senior Notes	98,243	5,085	6.90	—	—	—
Senior Notes	96,831	6,035	8.31	96,787	6,032	8.31
Total interest-bearing liabilities	9,362,289	249,893	3.52	7,017,864	161,242	3.03
Total non-interest-bearing liabilities	241,080			526,766
Total liabilities	9,603,369			7,544,630
Stockholders’ equity	3,409,180			3,295,357
Total liabilities and stockholders’ equity	$13,012,549			$10,839,987

Net interest income/ net interest rate spread (5)		$178,715	1.90%		$161,689	2.32%
Net interest-earning assets/ net interest margin (6)	$1,184,483		2.29%	$1,036,470		2.71%

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

	Nine Months Ended September 30, 2019
	Compared to
	Nine Months Ended September 30, 2018
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(4,734)	$7,460	$2,726
Legacy Non-Agency MBS	(40,287)	8,995	(31,292)
RPL/NPL MBS	9,360	2,730	12,090
CRT securities	(6,019)	(4,375)	(10,394)
Residential whole loans, at carrying value (1)	111,377	(1,440)	109,937
MSR-related assets	20,970	(2,987)	17,983
Cash and cash equivalents	(506)	861	355
Other interest-earning assets	4,272	—	4,272
Total net change in income from interest-earning assets	$94,433	$11,244	$105,677

Interest-bearing liabilities:
Agency repurchase agreements	$(2,590)	$7,881	$5,291
Legacy Non-Agency repurchase agreements	(7,828)	(138)	(7,966)
RPL/NPL MBS repurchase agreements	7,858	1,355	9,213
CRT securities repurchase agreements	(2,276)	1,010	(1,266)
MSR-related assets repurchase agreements	11,155	607	11,762
Residential whole loan at carrying value repurchase agreements	59,108	515	59,623
Residential whole loan at fair value repurchase agreements	(1,849)	927	(922)
Other repurchase agreements	2,372	—	2,372
Securitized debt	4,342	1,114	5,456
Convertible Senior Notes	5,085	—	5,085
Senior Notes	3	—	3
Total net change in expense of interest-bearing liabilities	$75,380	$13,271	$88,651
Net change in net interest income	$19,053	$(2,027)	$17,026

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Nine Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
September 30, 2019	2.55%	2.53%	0.02%	10.70%	3.28%	7.42%	5.01%	3.34%	1.67%	5.35%	2.93%	2.42%
September 30, 2018	2.15%	2.05%	0.10%	10.01%	3.29%	6.72%	4.64%	3.08%	1.56%	5.23%	2.63%	2.60%

(1) Reflects annualized interest income on MBS divided by average amortized cost of MBS.
(2) Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency MBS cost of funding includes 8 and 14 basis points and Legacy Non-Agency MBS cost of funding includes 11 and 14 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the nine months ended September 30, 2019 and 2018, respectively.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our Agency MBS for the nine months ended September 30, 2019 increased by $2.7 million, or 6.4%, to $45.5 million from $42.8 million for the nine months ended September 30, 2018.  This increase primarily reflects an increase in the net yield on our Agency MBS to 2.55% for the nine months ended September 30, 2019 from 2.15% for the nine months ended September 30, 2018, partially offset by a $275.6 million decrease in the average amortized cost of our Agency MBS portfolio due primarily to portfolio run-off and sales, to $2.4 billion for the nine months ended September 30, 2019 from $2.7 billion for the nine months ended September 30, 2018.  At the end of the third quarter of 2019, the average coupon on mortgages underlying our Agency MBS was higher compared to the end of the third quarter of 2018.  In addition, during the nine months ended September 30, 2019, our Agency MBS portfolio experienced a 16.7% CPR and we recognized $21.0 million of net premium amortization compared to a CPR of 13.5% and $19.8 million of net premium amortization for the nine months ended September 30, 2018.  At September 30, 2019, we had net purchase premiums on our Agency MBS of $68.3 million, or 3.9% of current par value, compared to net purchase premiums of $103.0 million, or 3.9% of par value, at December 31, 2018.

Interest income on our Non-Agency MBS decreased by $19.2 million, or 11.3%, for the nine months ended September 30, 2019 to $150.6 million compared to $169.8 million for the nine months ended September 30, 2018. This decrease is primarily due to portfolio run-off and sales of Legacy Non-Agency MBS, which more than offset the impact of higher amounts invested in RPL/NPL MBS and resulted in a decrease in the average amortized cost of our Non-Agency MBS portfolio of $256.1 million or 9.27%, to $2.5 billion from $2.8 billion for the nine months ended September 30, 2018.

Interest income on our Legacy Non-Agency MBS for the nine months ended September 30, 2019 decreased $31.3 million to $106.1 million from $137.4 million for the nine months ended September 30, 2018. This decrease primarily reflects a $508.7 million decrease in the average amortized cost of our Legacy Non-Agency MBS portfolio to $1.3 billion for the nine months ended September 30, 2019 from $1.8 billion for the nine months ended September 30, 2018. This decrease more than offset the impact of the higher yields generated on our Legacy Non-Agency MBS portfolio, which were 10.70% for the nine months ended September 30, 2019 compared to 10.01% for the nine months ended September 30, 2018.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects changes in interest rates since the third quarter of the prior year, the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases, higher accretion income recognized in the current nine month period due to the impact of redemptions of certain securities that had been previously purchased at a discount as well as the impact of the cash proceeds received during 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities and Lehman Brothers Holding Inc.

Interest income on our RPL/NPL MBS portfolio increased $12.1 million to $44.5 million for the nine months ended September 30, 2019 from $32.4 million for the nine months ended September 30, 2018. This is primarily due to a $252.6 million increase in the average amortized cost of our RPL/NPLMBS portfolio to $1.2 billion for the nine months ended September 30, 2019 from $929.8 million for the nine months ended September 30, 2018. In addition, our RPL/NPL MBS portfolio yielded 5.01% for the nine months ended September 30, 2019 compared to 4.64% for the nine months ended September 30, 2018. The increase in the net yield primarily reflects an increase in the average coupon yield to 5.00% for the nine months ended September 30, 2019 from 4.47% for the nine months ended September 30, 2018.

During the nine months ended September 30, 2019, we recognized net purchase discount accretion of $38.2 million on our Non-Agency MBS, compared to $54.9 million for the nine months ended September 30, 2018.  At September 30, 2019, we had net purchase discounts of $563.9 million, including Credit Reserve and previously recognized OTTI of $462.1 million, on our Legacy Non-Agency MBS, or 33.1% of par value.  During the nine months ended September 30, 2019 we reallocated $9.3 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Nine Months Ended	Coupon Yield (1)	Net Yield (2)	9 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	9 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	9 Month Average Bond CPR (4)
September 30, 2019	3.73%	2.55%	16.7%	6.87%	10.70%	14.4%	5.00%	5.01%	15.0%
September 30, 2018	3.14	2.15	13.5	6.10	10.01	14.3	4.47	4.64	18.0

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

Interest income on our residential whole loans held at carrying value increased by $109.9 million, or 177.9%, for the nine months ended September 30, 2019 to $171.7 million compared to $61.8 million for the nine months ended September 30, 2018. This increase primarily reflects a $2.6 billion increase in the average balance of this portfolio to $4.0 billion for the nine months ended September 30, 2019 from $1.4 billion for the nine months ended September 30, 2018, partially offset by a decrease in the yield (excluding servicing costs) to 5.71% for the nine months ended September 30, 2019 from 5.84% for the nine months ended September 30, 2018.

Interest income on our MSR-related assets increased by $18.0 million, or 88.8%, to $38.2 million for the nine months ended September 30, 2019 compared to $20.2 million for the nine months ended September 30, 2018. This increase primarily reflects a $518.2 million increase in the average balance of these investments for the nine months ended September 30, 2019 to $959.1 million compared to $441.0 million for the nine months ended September 30, 2018, partially offset by a decrease in the yield to 5.31% for the nine months ended September 30, 2019 from 6.12% for the nine months ended September 30, 2018.

Interest Expense

Our interest expense for the nine months ended September 30, 2019 increased by $88.7 million, or 55.0%, to $249.9 million, from $161.2 million for the nine months ended September 30, 2018.  This increase primarily reflects an increase in our average borrowings to finance residential whole loans held at carrying value, MSR-related assets, RPL/NPL MBS and other interest-earning assets, an increase in securitized debt to finance residential whole loans held at fair value and an increase in financing rates on our repurchase agreement financings. In addition we incurred interest expense on our Convertible Senior Notes issued during the nine months ended September 30, 2019. The impact of these items on our interest expense was partially offset by a decrease in our average repurchase agreement borrowings to finance our Legacy Non-Agency MBS and Agency MBS portfolios and CRT securities. The effective interest rate paid on our borrowings increased to 3.52% for the nine months ended September 30, 2019, from 3.03% for the nine months ended September 30, 2018.

Payments made and/or received on our Swaps designated as hedges for accounting purposes are a component of our borrowing costs and resulted in a reduction in interest expense of $1.6 million, or 3 basis points, for the nine months ended September 30, 2019, compared to an increase in interest expense of $4.2 million, or 8 basis points, for the nine months ended September 30, 2018.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 2.32% for the nine months ended September 30, 2019 from 2.09% for the nine months ended September 30, 2018.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 2.40% for the nine months ended September 30, 2019 from 1.86% for the nine months ended September 30, 2018.

Other Income, net

For the nine months ended September 30, 2019, Other Income, net increased by $33.4 million, or 24.4%, to $170.5 million, compared to $137.0 million for the nine months ended September 30, 2018.  The components of Other Income, net for the nine months ended September 30, 2019 and 2018 are summarized in the table below:

	Nine Months Ended September 30,
(In Thousands)	2019	2018
Net gain on residential whole loans measured at fair value through earnings	$116,915	$105,883
Net realized gain on sales of residential mortgage securities	50,027	32,661
Net unrealized gain/(loss) on residential mortgage securities measured at fair value through earnings	8,101	(11,776)
Liquidation gains on Purchased Credit Impaired Loans and other loan related income	11,234	10,018
Net (loss)/gain on Swaps not designated as hedges for accounting purposes	(17,267)	4,355
Net loss on REO properties	(3,566)	(4,899)
Other	5,016	783
Total Other Income, net	$170,460	$137,025

Operating and Other Expense

During the nine months ended September 30, 2019, we had compensation and benefits and other general and administrative expenses of $39.9 million, or 1.56% of average equity, compared to $34.2 million, or 1.38% of average equity, for the nine months ended September 30, 2018.  Compensation and benefits expense increased $3.7 million to $24.3 million for the nine months ended September 30, 2019, compared to $20.7 million for the nine months ended September 30, 2018, primarily due to higher headcount and additional expense recognized in connection with long term incentive awards. Our other general and administrative expenses increased by $2.0 million to $15.6 million for the nine months ended September 30, 2019 compared to $13.6 million for the nine months ended September 30, 2018, primarily due to transaction costs related to our investments in loan origination partners and higher costs associated with deferred compensation to Directors in the current year period, which were impacted by the changes in the Company’s stock price and higher information technology related expenses.

Operating and Other Expense during the nine months ended September 30, 2019 also includes $31.8 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $8.2 million, or 34.8%, primarily due to increases in non-recoverable advances on REO as well higher servicing and related fees associated with this portfolio. In addition, the current year-to-date period included a provision for loan losses recorded against Purchased Performing Loans and an increase in the allowance for loan losses on Purchased Credit Impaired residential whole loans.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Nine Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
September 30, 2019	2.73%	10.85%	26.20%	1.02	2.8	$7.09
September 30, 2018	2.82	9.75	30.40	1.07	2.3	7.46

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)
Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled purchases, obligations to return securities obtained as collateral, Convertible Senior Notes and Senior Notes divided by stockholders’ equity.

(6)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

Reconciliation of GAAP and Non-GAAP Financial Measures

Core Earnings

“Core earnings” is a non-GAAP financial measure of our operating performance, within the meaning of Regulation G and Item 10(e) of Regulation S-K, as promulgated by the Securities and Exchange Commission. Core earnings excludes certain unrealized gains and losses on investments in residential mortgage securities and related hedges that we are required to include in GAAP Net Income each period because management believes that these items, which to date have typically resulted from short-term market volatility or other market technical factors and not due to changes in fundamental asset cash flows, are not reflective of the economic income generated by our investment portfolio. Accordingly, we believe that the adjustments to compute Core earnings specified below better allow investors and analysts to evaluate our financial results, including by analyzing changes in our Core earnings between periods. In addition to using Core earnings in the evaluation of investment portfolio performance over time, Management considers estimates of periodic Core earnings as an input to the determination of the level of quarterly dividends to common shareholders that are recommended to the Board of Directors for approval and in its forecasting and decision-making processes relating to the allocation of capital between different asset classes.

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

The following table provides a reconciliation of our GAAP net income available to common stock and participating securities to our non-GAAP Core earnings for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2019	2018	2019	2018
GAAP Net income to common stockholders - basic	$91,569	$83,141	$265,438	$228,970
Adjustments:
Unrealized (gain)/loss on CRT securities measured at fair value through earnings	(83)	3,049	(733)	6,280
Unrealized net (gain)/loss on Agency MBS measured at fair value through earnings and related swaps that are not accounted for as hedging transactions	(2,074)	1,494	(7,832)	1,494
Total adjustments	$(2,157)	$4,543	$(8,565)	$7,774
Core earnings	$89,412	$87,684	$256,873	$236,744

GAAP earnings per common share	$0.20	$0.19	$0.59	$0.56
Core earnings per common share	$0.20	$0.21	$0.57	$0.58
Weighted average common shares for basic earnings per share	451,020	428,713	450,641	408,614

Economic Book Value

“Economic book value” is a non-GAAP financial measure of our financial position. To calculate our Economic book value, our portfolios of Residential whole loans at carrying value are adjusted to their fair value, rather than the carrying value that is required to be reported under the GAAP accounting model applied to these loans. This adjustment is also reflected in the table below in the Company’s end of period stockholders’ equity. Management considers that Economic book value provides investors with a useful supplemental measure to evaluate our financial position as it reflects the impact of fair value changes for all of our residential mortgage investments, irrespective of the accounting model applied for GAAP reporting purposes. Economic book value does not represent and should not be considered as a substitute for Stockholders’ Equity, as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of September 30, 2019 and December 31, 2018:

(In Thousands, Except Per Share Amounts)	September 30, 2019	December 31, 2018
GAAP Total Stockholders’ Equity	$3,403,426	$3,416,101
Preferred Stock, liquidation preference	(200,000)	(200,000)
GAAP Stockholders’ Equity for book value per common share	3,203,426	3,216,101
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	145,807	87,686

Stockholders’ Equity including fair value adjustment to Residential whole loans, at carrying value	$3,349,233	$3,303,787

GAAP book value per common share	$7.09	$7.15
Economic book value per common share	$7.41	$7.35
Number of shares of common stock outstanding	451,692	449,787

Recent Accounting Standards to Be Adopted in Future Periods

Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (or ASU 2016-13), which has subsequently been amended by ASUs 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Relief,2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in ASU 2016-13 require entities to measure all expected credit losses (rather than incurred losses) for financial assets held at the reporting date, based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 also requires enhanced financial statement disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The amendments in this ASU are required to be applied by recording a cumulative-effect adjustment to equity as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. We are currently in the process of updating our systems and processes to meet the new requirements of this ASU, including working with certain of our vendors to implement new systems and/or make changes to existing systems that will be needed to perform the necessary accounting entries to comply with the new standard. In addition, we are reviewing historical performance data for our portfolios of both residential mortgage securities and residential whole loans, as well as other economic input data, in order to develop and validate modeling and forecasting methodologies that will be used to estimate credit losses and produce the financial statement disclosures required by ASU 2016-13. We will continue to monitor and evaluate the potential effects that ASU 2016-13 will have on our consolidated financial statements and related disclosures.

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

In addition, we expect that the new guidance will also result in changes to the accounting and presentation of our Residential whole loans held at carrying value. We are currently considering whether to avail ourselves of transition relief which would allow us to adopt the fair value option on certain or potentially all of our Purchase Credit Impaired whole loans that we currently account for at carrying value. If we were to make this election on transition to the new standard, the loans on which this election was made would be recorded at fair value and the difference between the loan fair value and carrying value at the date of adoption would be recorded as an adjustment, currently expected to be positive, to retained earnings. Thereafter, such loans would be accounted for in the same manner as our Residential whole loans at fair value, which would result in a number of presentation and income recognition differences to the accounting currently applied. To the extent we do not elect this transition relief, we anticipate that, upon adoption, the guidance will result in an increase in the gross carrying amount of our Purchased Credit Impaired Loans held at carrying value by the amount of the allowance for loan losses calculated under the new guidance. Thereafter, changes in the expected cash flows of such assets are expected to result in the recognition (or reversal) of an allowance for loan losses that will impact earnings. In addition, we expect that on adoption of the guidance there will be an increase in the allowance for credit losses for our Purchased Performing Loans held at carrying value, with a resulting negative adjustment to retained earnings. Thereafter, changes in the estimated credit losses for such assets will result in additions to, or reversals of, the allowance for loan losses that will impact earnings.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at September 30, 2019, we had approximately 11.6 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the nine months ended September 30, 2019, we issued 240,741 shares of common stock through our DRSPP, raising net proceeds of approximately $1.8 million and 982,350 shares of common stock through our ATM Program, raising net proceeds of approximately $7.1 million.

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

With respect to margin maintenance requirements for repurchase agreements secured by harder to value assets, such as Non-Agency MBS, residential whole loans and MSR-related assets, margin calls are typically determined by our counterparties based on their assessment of changes in the fair value of the underlying collateral and in accordance with the agreed upon haircuts specified in the transaction confirmation with the counterparty.  We address margin call requests in accordance with the required terms specified in the applicable repurchase agreement and such requests are typically satisfied by posting additional cash or collateral on the same business day.  We review margin calls made by counterparties and assess them for reasonableness by comparing the counterparty valuation against our valuation determination.  When we believe that a margin call is unnecessary because our assessment of collateral value differs from the counterparty valuation, we typically hold discussions with the counterparty and are able to resolve the matter.  In the unlikely event that resolution cannot be reached, we will look to resolve the dispute based on the remedies available to us under the terms of the repurchase agreement, which in some instances may include the engagement of a third-party to review collateral valuations.  For certain other agreements that do not include such provisions, we could resolve the matter by substituting collateral as permitted in accordance with the agreement or otherwise request the counterparty to return the collateral in exchange for cash to unwind the financing.

The following tables present information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at September 30, 2019 and December 31, 2018:

At September 30, 2019	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.42%	3.00%	5.00%
Legacy Non-Agency MBS	20.57	15.00	35.00
RPL/NPL MBS	21.89	15.00	30.00
CRT securities	19.25	15.00	25.00
Residential whole loans	14.85	8.00	50.00
MSR-related assets	21.00	20.00	30.00
Other	21.20	20.00	35.00

At December 31, 2018	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.60%	3.00%	5.00%
Legacy Non-Agency MBS	21.38	15.00	35.00
RPL/NPL MBS	21.31	15.00	30.00
CRT securities	20.01	17.00	25.00
Residential whole loans	16.55	8.00	33.00
MSR-related assets	21.88	20.00	30.00
Other	21.15	20.00	35.00

During the first nine months of 2019, the weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have remained fairly consistent compared to the end of 2018.

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

We maintain cash and cash equivalents, unpledged Agency and Non-Agency MBS and collateral in excess of margin requirements held by our counterparties (or collectively, “cash and other unpledged collateral”) to meet routine margin calls and protect against unforeseen reductions in our borrowing capabilities.  Our ability to meet future margin calls will be affected by our ability to use cash or obtain financing from unpledged collateral, the amount of which can vary based on the market value of such collateral, our cash position and margin requirements.  Our cash position fluctuates based on the timing of our operating, investing and financing activities and is managed based on our anticipated cash needs.  (See our Consolidated Statements of Cash Flows, included under Item 1 of this Quarterly Report on Form 10-Q and “Interest Rate Risk” included under Item 3 of this Quarterly Report on Form 10-Q.)

At September 30, 2019, we had a total of $10.6 billion of MBS, CRT securities, residential whole loans, MSR-related assets and other interest-earning assets and $39.0 million of restricted cash pledged against our repurchase agreements and Swaps. At September 30, 2019, we have access to various sources of liquidity which we estimate exceeds $234.7 million. This includes (i) $154.2 million of cash and cash equivalents; (ii) $56.6 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $23.9 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. In addition, we have $1.1 billion of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets, including loan securitization.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
September 30, 2019	$8,654,350	$8,571,422	$8,833,159	$617,689	$605,712	$621,071
June 30, 2019	8,621,895	8,630,642	8,639,311	645,972	627,487	649,405
March 31, 2019	8,282,621	8,509,713	8,509,713	675,678	659,184	679,269
December 31, 2018	7,672,309	7,879,087	7,879,087	699,207	684,420	702,377
September 30, 2018	6,594,050	7,278,270	7,278,270	665,572	714,203	744,521

(1)
The information presented in the table above excludes $230.0 million of Convertible Senior Notes issued in June 2019 and $100.0 million of Senior Notes issued in April 2012. The outstanding balance of both the Convertible Senior Notes and Senior Notes have been unchanged since issuance.

Cash Flows and Liquidity for the Nine Months Ended September 30, 2019

Our cash, cash equivalents and restricted cash increased by $104.5 million during the nine months ended September 30, 2019, reflecting: $564.3 million used in our investing activities, $515.2 million provided by our financing activities and $153.6 million provided by our operating activities.

At September 30, 2019, our debt-to-equity multiple was 2.8 times compared to 2.6 times at December 31, 2018. At September 30, 2019, we had borrowings under repurchase agreements of $8.6 billion with 28 counterparties, of which $1.7 billion were secured by Agency MBS, $1.2 billion were secured by Legacy Non-Agency MBS, $642.7 million were secured by RPL/NPL MBS, $303.5 million were secured by CRT securities, $3.7 billion were secured by residential whole loans, $918.1 million were secured by MSR-related assets and $72.9 million were secured by other interest-earning assets.  We continue to have available capacity under our repurchase agreement credit lines.  In addition, at September 30, 2019, we had securitized debt of $605.7 million in connection with our loan securitization transactions. At December 31, 2018, we had borrowings under repurchase agreements of $7.9 billion with 26 counterparties, of which $2.4 billion were secured by Agency MBS, $1.4 billion were secured by Legacy Non-Agency MBS, $1.1 billion were secured by RPL/NPL MBS, $391.6 million were secured by CRT securities, $2.0 billion were secured by residential whole loans, $474.1 million were secured by MSR-related assets and $76.4 million were secured by other interest-earning assets. In addition, at December 31, 2018, we had securitized debt of $684.4 million in connection with our loan securitization transactions.

During the nine months ended September 30, 2019, $564.3 million was used in our investing activities.  We paid $3.0 billion for purchases of residential whole loans, loan related investments and capitalized advances, and purchased $580.8 million of MSR-related assets, $246.3 million of Non-Agency MBS and $10.5 million of CRT securities funded with cash and repurchase agreement borrowings.  In addition, during the nine months ended September 30, 2019, we received cash of $1.6 billion from prepayments and scheduled amortization on our MBS, CRT securities and MSR-related assets, of which $536.4 million was attributable to Agency MBS, $985.3 million was from Non-Agency MBS and $33.7 million was attributable to MSR-related assets, and we sold certain of our investment securities for $735.8 million, realizing net gains of $50.0 million. While we generally intend to hold our MBS and CRT securities as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. During the nine months ended September 30, 2019 we received $906.1 million of principal payments on residential whole loans and $81.2 million of proceeds on sales of REO.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
September 30, 2019	$77,214	$—	$77,214	$98,710	$21,496
June 30, 2019	26,037	—	26,037	6,287	(19,750)
March 31, 2019	49,139	—	49,139	65,461	16,322
December 31, 2018	14,452	—	14,452	23,760	9,308
September 30, 2018	61,492	3,005	64,497	8,294	(56,203)

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We have maintained compliance with all of our financial covenants through September 30, 2019.

During the nine months ended September 30, 2019, we paid $271.0 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $11.3 million on our preferred stock. On September 12, 2019, we declared our third quarter 2019 dividend on our common stock of $0.20 per share; on October 31, 2019, we paid this dividend, which totaled approximately $90.6 million, including dividend equivalents of approximately $276,000.

We believe that we have adequate financial resources to meet our current obligations, including margin calls, as they come due, to fund dividends we declare and to actively pursue our investment strategies.  However, should the value of our MBS suddenly decrease, significant margin calls on our repurchase agreement borrowings could result and our liquidity position could be materially and adversely affected.  Further, should market liquidity tighten, our repurchase agreement counterparties might increase our margin requirements on new financings, reducing our ability to use leverage.  Access to financing may also be negatively impacted by the ongoing volatility in the world financial markets, potentially adversely impacting our current or potential lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will continue to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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

At September 30, 2019, MFA’s $3.4 billion of Agency MBS and Legacy Non-Agency MBS were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
Time to Reset	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
(Dollars in Thousands)
< 2 years (5)	$790,932	6	20.8%	$948,067	5	16.3%	$1,738,999	6	18.2%
2-5 years	87,180	36	15.5	—	—	—	87,180	36	15.5
> 5 years	8,077	68	39.6	—	—	—	8,077	68	39.6
ARM-MBS Total	$886,189	10	20.4%	$948,067	5	16.3%	$1,834,256	7	18.2%
15-year fixed (6)	$614,228		10.5%	$813		15.0%	$615,041		10.6%
30-year fixed (6)	312,491		32.9	573,813		12.6	886,304		19.2
40-year fixed (6)	—		—	44,191		15.1	44,191		15.1
Fixed-Rate Total	$926,719		17.1%	$618,817		12.8%	$1,545,536		15.4%
MBS Total	$1,812,908		18.6%	$1,566,884		14.9%	$3,379,792		16.9%

(1)	Excludes $828.0 million of RPL/NPL MBS. Refer to table below for further information.

(2)	Does not include principal payments receivable of $965,000.

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

(5)
Amounts presented are based on origination data. Includes floating-rate MBS that may be collateralized by fixed-rate mortgages. In addition, underlying loans may have been modified to be fixed or step rate.

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at September 30, 2019:

(Dollars in Thousands)	Fair Value	Net Coupon	Months to Step-Up (1)	3 Month Average Bond CPR (2)
Re-Performing loans	$114,594	4.45%	21	—%
Non-Performing loans	713,455	5.24	23	20.1
Total RPL/NPL MBS	$828,049	5.13%	23	18.2%

(1)
Months to step-up is the weighted average number of months remaining before the coupon interest rate increases pursuant to the first coupon reset. We anticipate that the securities will be redeemed prior to the step-up date.

(2)	All principal payments are considered to be prepayments for CPR purposes.

At September 30, 2019, our CRT securities and MSR-related assets had a fair value of $377.9 million and $1.2 billion, respectively, and their coupons reset monthly based on one-month LIBOR.

The interest rates for the vast majority of our investments, financings and hedging transactions are either explicitly or indirectly based on LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of such change, including the establishment of potential alternative reference rates, on the economy or markets we are active in either currently or in the future, or on any of our assets or liabilities whose interest rates are based on LIBOR. We are in the process of evaluating the potential impact of a discontinuation of LIBOR after 2021 on our portfolio, as well as the related accounting impact. However, we expect that during the remainder of 2019 and throughout 2020, we will work closely with the Trustee companies and/or other entities that are involved in calculating the interest rates for our residential mortgage securities and securitized debt, our loan servicers for our hybrid and floating rate loans, and with the various counterparties to our financing and hedging transactions in order to determine what changes, if any, are required to made to existing agreements for these transactions.

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at September 30, 2019.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at September 30, 2019.

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$12,819,461	$26,137	$12,845,598	$(180,069)	(4.90)%	(1.38)%
+ 50 Basis Point Increase	$12,948,352	$(4,438)	$12,943,914	$(81,753)	(2.65)%	(0.63)%
Actual at September 30, 2019	$13,060,681	$(35,014)	$13,025,667	$—	—%	—%
- 50 Basis Point Decrease	$13,156,451	$(65,589)	$13,090,862	$65,195	0.36%	0.50%
-100 Basis Point Decrease	$13,235,660	$(96,164)	$13,139,496	$113,829	1.05%	0.87%

(1)	Such assets include MBS and CRT securities, residential whole loans and REO, MSR-related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at September 30, 2019.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At September 30, 2019, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At September 30, 2019, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps and securitized and other fixed rate debt, of 1.14 which is the weighted average of 1.45 for our Agency MBS, 0.91 for our Non-Agency investments, 2.24 for our Residential whole loans, (1.51) for our Swaps, securitized debt, and other fixed rate debt, and 0.17 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.51), which is the weighted average of (0.56) for our Agency MBS, zero for our Swaps and securitized and other fixed rate debt, (0.12) for our Non-Agency MBS, (0.79) for our Residential whole loans and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics of the mortgage loans underlying our Legacy Non-Agency MBS.  The following table presents certain information about our Legacy Non-Agency MBS portfolio at September 30, 2019.  Information presented with respect to the weighted average Fair Isaac Corporation (or FICO) scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, do not reflect the impact of the general changes in home prices or changes in borrowers’ credit scores or the current use of the mortgaged properties.

The information in the table below is presented as of September 30, 2019:

(Dollars in Thousands)	Securities with Average Loan FICO of 715 or Higher (1)	Securities with Average Loan FICO Below 715 (1)	Total

Number of securities	164	137	301
MBS current face (2)	$922,828	$779,275	$1,702,103
Total purchase discounts, net (2)	$(274,433)	$(289,493)	$(563,926)
Purchase discount designated as Credit Reserve and OTTI (2)(3)	$(198,692)	$(263,403)	$(462,095)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	21.5%	33.8%	27.2%
MBS amortized cost (2)	$648,395	$489,782	$1,138,177
MBS fair value (2)	$864,931	$701,953	$1,566,884
Weighted average fair value to current face	93.7%	90.1%	92.1%
Weighted average coupon (4)	4.58%	5.08%	4.81%
Weighted average loan age (months) (4)(5)	157	163	160
Weighted average current loan size (4)(5)	$422	$266	$351
Percentage amortizing (6)	100%	99%	100%
Weighted average FICO score at origination (4)(7)	728	702	716
Owner-occupied loans	90.5%	87.5%	89.1%
Rate-term refinancings	24.6%	17.4%	21.3%
Cash-out refinancings	34.8%	45.0%	39.5%
3 Month CPR (5)	16.2%	15.5%	15.9%
3 Month CRR (5)(8)	14.2%	13.2%	13.8%
3 Month CDR (5)(8)	2.4%	2.8%	2.6%
3 Month loss severity	40.7%	57.8%	49.2%
60+ days delinquent (7)	9.7%	12.4%	10.9%
Percentage of always current borrowers (Lifetime) (9)	25.0%	20.2%	22.8%
Percentage of always current borrowers (12M) (10)	77.4%	70.8%	74.4%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

(2)
Excludes Non-Agency MBS issued since 2012 in which the underlying collateral consists of RPL/NPL MBS. These Non-Agency MBS have a current face of $824.8 million, amortized cost of $824.3 million, fair value of $828.1 million and purchase discounts of $475,000 at September 30, 2019.

(3)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(4)	Weighted average is based on MBS current face at September 30, 2019.

(5)	Information provided is based on loans for individual groups owned by us.

(6)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(7)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(8)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(9)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations by state of the mortgages collateralizing our Legacy Non-Agency MBS at September 30, 2019:

Property Location	Percent of Unpaid Principal Balance
California	42.7%
Florida	8.1%
New York	8.1%
Maryland	4.0%
New Jersey	3.8%

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

The following table presents certain information about our Residential whole loans, at carrying value at September 30, 2019:

	Purchased Performing Loans		Purchased Credit Impaired Loans
	Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	Total
Carrying value	$4,000,299	$191,782	$400,921	$317,276	$4,910,278
Unpaid principal balance (UPB)	$3,931,041	$190,553	$463,080	$437,103	$5,021,777
Weighted average coupon (1)	6.3%	6.7%	4.5%	4.4%	6.0%
Weighted average term to maturity (months)	266	327	272	323	274
Weighted average LTV (2)	63.9%	90.8%	58.1%	110.1%	68.3%
Loans 90+ days delinquent (UPB)	$51,222	$2,508	$33,230	$70,778	$157,738

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

(2)
LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $250.0 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 69%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at September 30, 2019:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	37.0%
Florida	11.7%
New York	7.7%
New Jersey	5.3%
Illinois	3.2%

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

Liquidity Risk

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  We pledge residential mortgage assets and cash to secure our repurchase agreements and Swaps.  At September 30, 2019, we had access to various sources of liquidity which we estimate to be in excess of $234.7 million, an amount which includes: (i) $154.2 million of cash and cash equivalents, (ii) $56.6 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that are currently pledged in excess of contractual requirements, and (iii) $23.9 million in estimated financing available from currently unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements.  Our sources of liquidity do not include restricted cash. In addition, we have $1.1 billion of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets including loan securitization. Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position.  Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. As such, we cannot assure you that we will always be able to roll over our repurchase agreement financings.  Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2019, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2019. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

The Company engaged in no share repurchase activity during the third quarter of 2019 pursuant to the Repurchase Program nor did it withhold any restricted shares (under the terms of grants under its Equity Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.

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

Date: November 6, 2019	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
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

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018; (ii) our Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2019 and 2018; (iii) our Consolidated Statements of Comprehensive Income / (Loss) (Unaudited) for the three and nine months ended September 30, 2019 and 2018 (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2019 and 2018; (v) our Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

E-1