Form 10-K
period 2019-12-31
MFA FINANCIAL, INC.
filed 2020-02-21
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

On June 28, 2019, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3.2 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 14, 2020, the registrant had a total of 453,114,714 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on or about May 19, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MFA FINANCIAL, INC.

In this Annual Report on Form 10-K, references to “we,” “us,” “our” or “the Company” refer to MFA Financial, Inc. and its subsidiaries unless specifically stated otherwise or the context otherwise indicates.  The following defines certain of the commonly used terms in this Annual Report on Form 10-K:  MBS generally refers to mortgage-backed securities secured by pools of residential mortgage loans; Agency MBS refers to MBS that are issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”); Non-Agency MBS refers to MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation and include (i) Legacy Non-Agency MBS, which are MBS issued prior to 2008, and (ii) RPL/NPL MBS, which refers to MBS backed primarily by securitized re-performing and non-performing loans and are generally structured such that the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. Hybrids refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refer to adjustable-rate mortgage loans which have interest rates that reset annually or more frequently; CRT securities refer to credit risk transfer securities, that are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac; and MSR-related assets refer to certain term notes backed directly or indirectly by mortgage servicing rights or loans to certain entities that are generally secured by cash flows generated by mortgage servicing rights and other unencumbered assets owned by the borrower.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: changes in interest rates and the market (i.e., fair) value of our MBS, residential whole loans, CRT securities and other assets; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in its portfolio and could require MFA to reinvest the proceeds received by it as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in MFA’s portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows or, in certain circumstances, impairment on certain Legacy Non-Agency MBS purchased at a discount; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans securing our Non-Agency MBS and relating to our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on Non-Agency MBS and residential whole loans and the extent of prepayments, realized losses and changes in the composition of our Agency MBS, Non-Agency MBS and residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; expected returns on MFA’s investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; targeted or expected returns on our investments in Purchased Performing Loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing cost associated with such investments; risks associated with MFA’s investments in MSR-related assets, including servicing, regulatory and economic risks, risks associated with our investments in loan originators and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  (See Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K)

PART I

Item 1.  Business.

GENERAL

We are an internally-managed real estate investment trust (or REIT) primarily engaged in the business of investing, on a leveraged basis, in residential mortgage assets. Our investments include principally the following;

•
Residential whole loans, including Purchased Performing Loans, Purchased Credit Impaired and non-performing loans. We also own residential real estate (or REO) that is typically acquired in connection with our loan investment activities;

•	Residential mortgage securities including Non-Agency MBS, Agency MBS and CRT securities; and

•	MSR-related assets, which include term notes backed directly or indirectly by MSRs and loans to provide financing to entities that originate residential mortgage loans and own the related MSRs.

Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

We were incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  We have elected to be treated as a REIT for U.S. federal income tax purposes.  In order to maintain our qualification as a REIT, we must comply with a number of requirements under federal tax law, including that we must distribute at least 90% of our annual REIT taxable income to our stockholders. We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries (or TRS). In general, a TRS may hold assets and engage in activities that a REIT or qualified REIT subsidiary (or QRS) cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business.

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

INVESTMENT STRATEGY

We primarily invest, through our various subsidiaries, in residential mortgage assets. While we continue to selectively acquire residential mortgage securities, these investments comprised less than 40% of our total assets at the end of 2019 (down from over 50% at December 31, 2018). This is primarily the result of our increased investments in residential whole loans in recent years, as proceeds received from portfolio run-off from Agency and Non-Agency MBS and capital raised in the market have been deployed primarily in loan investments. Consequently, at the end of 2019, residential whole loan investments comprised approximately 55% of our assets and more than 60% of our allocated net equity. During 2020, we expect to continue to seek investment opportunities primarily focused on residential whole loans and selectively in residential mortgage securities and MSR-related assets as market opportunities arise. We expect that we will moderately increase leverage to support further asset growth in 2020, both through repurchase agreement financing and securitization.

Residential Whole Loans

During 2019, we significantly increased our residential whole loan portfolio primarily through acquisitions or commitments to acquire Purchased Performing Loans. Such loans include: (i) loans to finance (or refinance) one-to four-family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (or Single-family rental loans), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). The majority of our Purchased Performing Loans are Hybrids or, in the case of Rehabilitation loans, are expected to have relatively short duration. Consequently, we believe that our Purchased Performing Loans acquired to date will exhibit relatively lower interest rate sensitivity than conventional fixed-rate residential whole loans. Approximately 80% of our Purchased Performing Loans at December 31, 2019 were acquired on a servicing retained basis (i.e., the sellers of such loans retained the right to service the loans sold).

In addition, during 2019, we continued to purchase packages of non-performing residential whole loans and also maintained our portfolio of Purchased Credit Impaired Loans. Purchased Credit Impaired Loans are typically characterized by borrowers who have previously experienced payment delinquencies and the amount owed may exceed the value of the property pledged as collateral. The majority of these loans are acquired at purchase prices that are discounted (often substantially so) to their contractual loan balance to reflect the impaired credit history of the borrower, the loan-to-value ratio (or LTV) of the loan and the coupon rate. Non-performing loans are typically characterized by borrowers who have defaulted on their obligations and/or have payment delinquencies of 60 days or more at the time we acquire the loan. The majority of these loans are also acquired at purchase prices that are discounted (often substantially so) to the contractual loan balance that reflects primarily the non-performing nature of the loan. Typically, this purchase price is a discount to the expected value of the collateral securing the loan, such value to be realized after foreclosure and liquidation of the property. The majority of our non-performing and Purchased Credit Impaired Loans were purchased on a servicing-released basis (i.e., the sellers of such loans transferred the right to service the loans as part of the sale). We do not directly service any of these loans and have contracted with loan servicing companies to perform this function on our behalf. These companies were selected to leverage their expertise in working with delinquent borrowers in an effort to cure delinquencies through, among other things, loan modification and third-party refinancing. To the extent these efforts are successful, we believe our investments in Purchased Credit Impaired and non-performing loans will yield attractive returns. In addition, to the extent that it is not possible to achieve a successful outcome for a particular borrower and the real property collateral must be foreclosed on and liquidated, we believe that the discounted purchase price at which the asset was acquired provides us with a level of protection against financial loss. Given the nature of the increase in the size of our residential whole loan investments, the balances of REO property also increased during 2019, and this may continue going forward as we continue to manage non-performing loans in our portfolio.

Residential Mortgage Securities

Our Legacy Non-Agency MBS have been acquired primarily at discounts to face/par value, which we believe serves to mitigate our exposure to credit risk.  A portion of the purchase discount on substantially all of our Legacy Non-Agency MBS is designated as a non-accretable purchase discount (also referred to hereafter as Credit Reserve), which effectively mitigates our risk of loss on the mortgages collateralizing such MBS, and is not expected to be accreted into interest income.  The portion of the purchase discount that is designated as accretable discount is accreted into interest income over the life of the security.  The mortgages collateralizing our Legacy Non-Agency MBS consist primarily of ARMs, 30-year fixed-rate mortgages and Hybrids. Legacy Non-Agency ARMs and Hybrids typically exhibit reduced interest rate sensitivity (as compared to fixed-rate Legacy Non-Agency MBS) due to their interest rate adjustments (similar to Agency ARMs and Hybrids). However, yields on Legacy Non-Agency MBS, unlike Agency MBS, also exhibit sensitivity to changes in credit performance.  If credit performance improves, the Credit Reserve may be decreased (and accretable discount increased), resulting in a higher yield over the remaining life of the security. Similarly, deteriorating credit performance could increase the Credit Reserve and decrease the yield over the remaining life of the security, or impairment could result. To the extent that higher interest rates in the future are indicative of an improving economy, better employment data and/or higher home prices, it is possible that these factors will improve the credit performance of Legacy Non-Agency MBS and therefore mitigate the interest rate sensitivity of these securities. Due to their strong performance over the past several years, and resulting increased demand for these investments, returns available on Legacy Non-Agency MBS have been lower than for other residential mortgage assets. Consequently, in recent years we have managed this portfolio through opportunistic sales of certain Legacy Non-Agency MBS based on an assessment of expected future cash flows and prevailing market pricing.

Our RPL/NPL MBS were purchased primarily at prices around par and represent the senior and mezzanine tranches of the related securitizations. These securities are generally structured with significant credit enhancement (typically approximately 50% for the most senior tranches and approximately 25-35% for mezzanine tranches) and the subordinate tranches absorb all credit losses (until those tranches are extinguished) and typically receive no cash flow (interest or principal) until the senior tranches are paid off. Prior to purchase, we analyze the deal structure and the credit risk of the underlying loans. Subsequent to purchase, the ongoing credit risk associated with the deal is evaluated by analyzing the extent to which actual credit losses occur that result in a reduction in the amount of subordination supporting our bond. Based on the recent performance of the collateral underlying our RPL/NPL MBS and current subordination levels, we do not believe that we are currently exposed to significant risk of credit loss on these investments. In addition, the structures of these investments generally contain a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months or sooner. We expect that the combination of the priority cash flow and the step-up feature associated with these investments will result in their exhibiting short average lives and, accordingly, reduced interest rate sensitivity.

The mortgages collateralizing our Agency MBS portfolio are predominantly Hybrids, 15 and 30-year fixed-rate mortgages and ARMs.  Our Agency MBS were selected to generate attractive returns relative to interest rate and prepayment risks. The Hybrid loans collateralizing our MBS typically have initial fixed-rate periods at origination of three, five, seven or ten years.  At the end of this fixed-rate period, these mortgages become adjustable and their interest rates adjust based on the London Interbank

Offered Rate (or LIBOR) or in some cases the one-year constant maturity treasury rate (or CMT). These interest rate adjustments are typically limited by periodic caps (which limit the amount of the interest rate change from the prior rate) and lifetime caps (which are maximum interest rates permitted for the life of the mortgage). As coupons earned on Agency Hybrids and ARMs adjust over time as interest rates change, the fair values of these assets are generally less sensitive to changes in interest rates than are fixed-rate MBS. In general, Hybrid loans and ARMs have 30-year final maturities and they amortize over this 30-year period. While the coupons on 15-year fixed-rate mortgages do not adjust, they amortize according to a 15-year amortization schedule and have a 15-year final maturity. Due to their accelerated amortization and shorter final maturity, these assets are generally less sensitive to changes in long-term interest rates as compared to fixed-rate mortgages with a longer final maturity, such as 30-year mortgages. During 2019, our Hybrid and 15-year Agency MBS continued to run off. We also sold approximately $54 million of lower yielding 15-year Agency MBS and $307 million of 30-Year Agency MBS during the year.

CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. As an investor in a CRT security, we may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement on the security owned by us. We assess the credit risk associated with our investments in CRT securities by assessing the current and expected future performance of the associated loan pool. During 2019, we have reduced our portfolio by taking advantage of market opportunities to rotate out of seasoned higher dollar priced securities, resulting in realized gains, and reinvesting the sales proceeds in newer issue securities at prices close to par.
MSR-Related Assets

Although we do not own or otherwise invest directly in MSRs, we have made investments in term notes backed directly or indirectly by MSRs and loans to finance entities that originate residential mortgage loans and own the related MSRs. In the case of term notes backed by MSR-related collateral, we believe the credit risk on these investments is mitigated by structural credit support in the form of over-collateralization as well as a corporate guarantee from the ultimate parent or sponsor of the related special purpose vehicle issuing the note, that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the underlying MSRs be insufficient. Credit risk on MSR-related corporate loans is mitigated as the loans are secured by MSRs as well as certain other unencumbered assets owned by the borrower.
FINANCING STRATEGY

Our financing strategy is designed to increase the size of our investment portfolio by borrowing against a substantial portion of the market value of the assets in our portfolio.  We primarily use repurchase agreements to finance our holdings of residential mortgage assets.  We enter into interest rate derivatives to hedge the interest rate risk associated with a portion of our repurchase agreement borrowings.  We have also securitized both re-performing and non-performing residential whole loans as part of our financing strategy. Going forward, in connection with our current and any future investment in residential whole loans, we expect that our financing strategy will include the use of additional loan securitization transactions or the use of other forms of structured financing.

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

In order to reduce our exposure to counterparty-related risk, we generally seek to enter into repurchase agreements and other financing arrangements, and derivatives, with a diversified group of financial institutions.  At December 31, 2019, we had outstanding balances under repurchase agreements with 28 separate lenders.

In addition to repurchase agreements, we may also use other sources of funding in the future to finance our residential mortgage assets, including, but not limited to, loan securitization and other types of collateralized borrowings, loan agreements, lines of credit or the issuance of debt and/or equity securities.

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

EMPLOYEES

At December 31, 2019, we had 65 full-time and one part-time employee.

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

General

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets and collateral, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, our ability to source new investments at appropriate yields, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions, especially in the real estate and mortgage sector, our competition, and the credit performance of our credit sensitive residential mortgage assets.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), market credit spreads, borrowing costs (i.e., our interest expense), delinquencies, defaults and prepayment speeds on our investments, the behavior of which involves various risks and uncertainties.  Interest rates and conditional prepayment rates (or CPRs) (which are a measure the amount of unscheduled principal prepayment on a loan or security) vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our operating results also depend upon our ability to effectively manage the risks associated with our business operations, including interest rate, prepayment, financing, liquidity, and credit risks, while maintaining our qualification as a REIT.

We may change our investment strategy, operating policies and/or asset allocations without stockholder consent, which could materially adversely affect our results of operations.

We may change our investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders which would result in an investment portfolio with a different risk profile.  A change in our investment strategy may increase our exposure to various risks, including but not limited to: interest rate risk, credit risk, default risk, liquidity risk, financing risk, legal or regulatory risk, and/or real estate market fluctuations.  Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those of our historical investments.  For example, in recent years, we have made new investments principally in residential whole loans, RPL/NPL MBS, CRT securities, MSR-related assets and fixed rate 30-Year Agency MBS. These changes could materially adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or make distributions.

Credit and Other Risks Related to Our Investments

Our investments in residential whole loans, residential mortgage securities and MSR-related assets involve credit risk, which could materially adversely affect our results of operations.

Investors in residential mortgage assets assume the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest.  Under our investment policy, we may invest in residential whole loans, residential mortgage securities, MSR-related assets and other investment assets of that may be considered to be lower credit quality.  In general, these investments are less exposed to credit risk than Agency MBS because the former are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation.  Higher-than-expected rates of default and/or higher-than-expected loss severities on the mortgages underlying these investments could adversely affect the value of these assets.  Accordingly, defaults in the payment of principal and/or interest on our residential whole loans, residential mortgage securities, MSR-related assets and other investment assets of less-than-high credit quality could result in our incurring losses of income from, and/or losses in market value relating to, these assets, which could materially adversely affect our results of operations.

Our investments in residential whole loans involve credit risks, some of which are different from those of our Non-Agency MBS, which could materially adversely affect our results of operations.

Our portfolio of residential whole loans is our largest asset class as of the end of 2019, and represented approximately 55% of our total assets as of December 31, 2019. We expect that our investment portfolio in residential whole loans will continue to increase during 2020. As a holder of residential whole loans, we are subject to the risk that the related borrowers may default or have defaulted on their obligations to make full and timely payments of principal and interest. A number of factors impact a borrower’s ability to repay including, among other things, changes in employment status, changes in interest rates or the availability of credit, and changes in real estate values. In addition to the credit risk associated with these assets, residential whole loans are less liquid than certain of our other credit sensitive assets, such as Non-Agency MBS, which may make them more difficult to dispose of if the need or desire arises. If actual results are different from our assumptions in determining the prices paid to acquire such loans, particularly if the market value of the underlying properties decreases significantly subsequent to purchase, we may incur significant losses, which could materially adversely affect our results of operations.

Our investments are subject to changes in credit spreads and other risks.

Credit spreads, which at times can be very volatile and react to various macro-economic events or conditions, measure the additional yield demanded on securities by the market based on their perceived credit relative to a specific benchmark. Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are generally valued based on a market credit spread over LIBOR (which is under reform and may be replaced). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our MBS portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of our MBS portfolio would tend to increase. In addition, MBS valuations are subject to other financial risks, including mortgage basis spread risk. In periods of market volatility, changes in credit spreads and mortgage basis may result in changes in the value of MBS not being equally offset by changes in the value of derivative contracts used to manage portfolio valuation risks arising due to changes in interest rates. Such changes in the market value of our investments may affect our net equity, net income or cash flow directly through their impact on portfolio unrealized gains or losses, and therefore our ability to realize gains on such investments, or indirectly through their impact on our ability to borrow and access capital.
A significant portion of our residential whole loans and residential mortgage securities are secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, our competition, natural disasters, terrorist events, regulatory changes, adverse climate changes or other adverse events specific to those markets.

A significant number of the mortgages underlying our residential whole loans and residential mortgage securities are concentrated in certain geographic areas.  For example, we have significant exposure in California, New York, Florida, New Jersey and Maryland.  (For a discussion of the percentage of these assets in these states, see “Credit Risk” included under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.)  Certain markets within these states (particularly in California and Florida) have experienced significant decreases in residential home values from time to time.  Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our residential whole loan and residential mortgage securities.  In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default and foreclosure of residential whole loans and the loans underlying our residential mortgage securities and the risk of loss upon liquidation of these assets.  This could, in turn, have a material adverse effect on our credit loss experience on residential mortgage investments in the affected market if higher-than-expected rates of default and/or higher-than-expected loss severities on our investments in residential whole loans and residential mortgage securities were to occur.

In addition, the occurrence of a natural disaster (such as an earthquake, tornado, hurricane, flood, mudslide or wildfires), terrorist attack or a significant adverse climate change, including potential rises in sea-levels, may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing the mortgages collateralizing our residential whole loans or residential mortgage securities.  Because certain natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers (such as hurricanes, earthquakes or certain flooding), or the proceeds payable for losses covered by any such policy are not sufficient to make the related repairs, the affected borrowers may have to pay for any repairs themselves.  Under these circumstances, borrowers may decide not to repair the damaged property or may stop paying the mortgage, either of which could cause defaults and credit loss severities to increase.

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

We have elected the fair value option accounting model for certain of our investments. Changes in the fair value of assets accounted for using the fair value option are recorded in our consolidated statements of operations each period, which may result in volatility in our financial results. There can be no assurance that such volatility in periodic financial results will not occur during 2020 or in future periods.

We have experienced, and may in the future experience, declines in the market value of certain of our investment securities resulting in our recording impairments, which have had, and may in the future have, an adverse effect on our results of operations and financial condition.

A decline in the market value of our residential mortgage securities that are accounted for as available-for-sale (or AFS) may require us to recognize impairment against such assets under GAAP.  When the fair value of an AFS security is less than its amortized cost at the balance sheet date, the security is considered impaired.  If we intend to sell an impaired security, or it is more likely than not that we will be required to sell the impaired security before any anticipated recovery, then we must recognize charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If we do not expect to sell an impaired security, only the portion of the impairment related to credit losses is recognized through charges to earnings with the remainder recognized through accumulated other comprehensive income/(loss) (or AOCI)

on our consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (or OCI) do not impact earnings.  Following the recognition of an impairment through earnings, a valuation allowance will be established for the security. The determination as to the amount of credit impairment recognized in earnings is subjective, as such determination is based on factual information available at the time of assessment as well as on our estimates of the future performance and cash flow projections.  As a result, the timing and amount of impairments recognized in earnings constitute material estimates that are susceptible to significant change.

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

The foreclosure process, especially in judicial foreclosure states such as New York, Florida and New Jersey (in which states we have significant exposure), can be lengthy and expensive, and the delays and costs involved in completing a foreclosure, and then subsequently liquidating the REO property through sale, may materially increase any related loss. In addition, at such time as title is taken to a foreclosed property, it may require more extensive rehabilitation than we estimated at acquisition. Thus, a material amount of foreclosed residential mortgage loans, particularly in the states mentioned above, could result in significant losses in our residential whole loan portfolio and could materially adversely affect our results of operations.

The expanding body of federal, state and local regulations and investigations of originators and servicers may increase costs of compliance and the risks of noncompliance, and may adversely affect servicers’ ability to perform their servicing obligations.
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
Federal laws and regulations have also been proposed or adopted which, among other things, could hinder the ability of a servicer to foreclose promptly on defaulted residential loans, and which could result in assignees being held responsible for violations in the residential loan origination process. In addition, certain mortgage lenders and third-party servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan modification programs relating to loans they hold or service. These federal, state and local legislative or regulatory actions that result in modifications of our outstanding mortgages, or interests in mortgages acquired by us either directly through consolidated trusts or through our investments in residential MBS, may adversely affect the value of, and returns on, such investments. Mortgage servicers may be incented by the federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgages. As a consequence of the foregoing matters, our business, financial condition, results of operations and ability to pay dividends, if any, to our stockholders may be adversely affected.

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

A number of legislative proposals have been introduced in recent years that would wind down or phase out the GSEs, including a March 2019 memorandum signed by President Trump calling for an end of the conservatorship of Fannie Mae and Freddie Mac and a Housing Reform Plan issued in September 2019 by the U.S. Department of the Treasury, which includes legislative and administrative reforms to achieve the goals set forth in the presidential memorandum. The future roles of Fannie Mae and Freddie Mac may be reduced (perhaps significantly) and the nature of their guarantee obligations could be limited relative to historical measurements.  Alternatively, it is still possible that Fannie Mae and Freddie Mac could be dissolved entirely or privatized, and, as mentioned above, the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market.  Any changes to the nature of the GSEs or their guarantee obligations could redefine what constitutes an Agency MBS and could have broad adverse implications for the market and our business, operations and financial condition.  If Fannie Mae or Freddie Mac were to be eliminated, or their structures were to change radically (in particular a limitation or removal of the guarantee obligation), we could be unable to acquire additional Agency MBS and our existing Agency MBS could be materially and adversely impacted.

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

As of December 31, 2019, we had approximately $1.2 billion of investments in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. Generally, we have the right to receive certain cash flows from the owner of the MSRs that are generated from the servicing fees and/or excess servicing spread associated with the MSRs. While we do not directly own MSRs, our investments in MSR-related assets indirectly expose us to risks associated with MSRs, such as the illiquidity of MSRs, the risks associated with servicing MSRs (that include, for example, significant regulatory risks and costs) and the ability of the owner to successfully manage its MSR portfolio. Furthermore, the value of MSRs is highly sensitive to changes in prepayment rates. Decreasing market interest rates are generally associated with increases in prepayment rates as borrowers are able to refinance their loans at lower costs. Prepayments result in the partial or complete loss of the cash flows from the related MSR. If these or other MSR-related risks come to fruition, the value of our MSR-related assets could decline significantly.

Our investments in mortgage loan originators expose us to additional risks.

As of December 31, 2019, we had approximately $148 million of investments in certain loan originators from whom we acquire mortgage loans for investment on a periodic basis. These investments have taken the form of common equity, preferred equity and/or unsecured debt. Unlike our investments in residential mortgage loans and mortgage-backed securities, our investments in loan originators are unsecured and not collateralized by any property of the originators. In addition, we do not manage any of the loan originators in which we have made investments, and because none of our investments give us a controlling stake in any of the loan originators, our ability to influence the business and operations of the originators is limited, in some instances significantly so. Also, because these loan originators are private closely-held enterprises, there are significant restrictions on our ability to sell or otherwise transfer our investments (which are generally illiquid). In the event one or more of the loan originators in which we have made investments should experience a significant decline in its business and operations or otherwise not be able to respond adequately to managerial, compliance or operational challenges that it may encounter, we may be required to write-down all or a portion of the applicable investment, which could have a material adverse impact on our results of operations.

Prepayment and Reinvestment Risk

Prepayment rates on the mortgage loans underlying certain of our residential mortgage assets may materially adversely affect our profitability or result in liquidity shortfalls that could require us to sell assets in unfavorable market conditions.

  In general, the mortgages collateralizing certain of our residential mortgage assets may be prepaid at any time without penalty.  Prepayments result when borrowers satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property.  When we acquire assets collateralized by residential mortgage loans, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on that asset.  If we purchase an asset at a premium to par value, and borrowers then prepay the underlying mortgage loans at a faster rate than we expected, the increased prepayments would result in a yield lower than expected on such assets because we would be required to amortize the related premium on an accelerated basis.  Conversely, if we purchase residential mortgage assets at a discount to par value, and borrowers then prepay the underlying mortgage loans at a slower rate than we expected, the decreased prepayments would result in a lower yield than expected on the asset and/or may result in a decline in the fair value of the asset, which would result in losses if the asset is accounted for at fair value or impairment for an AFS security if the fair value of the security is less than its amortized cost.

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

Our business strategy involves the use of borrowing or “leverage.”  Pursuant to our leverage strategy, we borrow against a substantial portion of the market value of our residential mortgage investments and use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets.  Although we are not required to maintain any particular debt-to-equity ratio, certain of our borrowing agreements contain provisions requiring us not to have a debt-to-equity ratio exceeding specified levels.  Future increases in the amount by which the collateral value is required to contractually exceed the repurchase transaction loan amount, decreases in the market value of our residential mortgage investments, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal.  The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets.  If the interest income on the residential mortgage investments that we have purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations.  Such losses could be significant as a result of our leveraged structure.  The use of leverage to finance our residential mortgage investments involves a number of other risks, including, among other things, the following:

•
Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability and liquidity.  As of December 31, 2019, we had amounts outstanding under repurchase agreements with 28 separate lenders.  A material adverse development involving one or more major financial institutions or the financial markets in general could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether.  Because all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability.  Furthermore, if a number of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity.  Forced sales, particularly under adverse market conditions may result in lower sales prices than ordinary market sales made in the normal course of business.  If our residential mortgage investments were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings. In addition, any uncertainty in the global finance market or weak economic conditions in Europe could cause the conditions described above to have a more pronounced affect on our European counterparties.

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

•
If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses.  When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders.  Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K, for further discussion regarding risks related to exposure to financial institution counterparties in light of recent market conditions.  Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets.  At December 31, 2019, we had greater than 5% stockholders’ equity at risk to the following repurchase agreement counterparties: Credit Suisse (approximately 12.3%), Barclay's Bank (approximately 11.6%), Goldman Sachs (approximately 7.3%) and Wells Fargo (approximately 6.1%).

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

•
A flat or inverted yield curve may adversely affect prepayment rates and supply.  Our net interest income varies primarily as a result of changes in interest rates as well as changes in interest rates across the yield curve.  When the differential between short-term and long-term benchmark interest rates narrows, the yield curve is said to be “flattening.”  In addition, a flatter yield curve generally leads to fixed-rate mortgage rates that are closer to the interest rates available on ARMs, potentially decreasing the supply of ARM-MBS.  At times, short-term interest rates may increase and exceed long-term interest rates, causing an inverted yield curve.  When the yield curve is inverted, fixed-rate mortgage rates may approach or be lower than mortgage rates on ARMs, further increasing related prepayments and further negatively impacting ARM-

MBS supply.  Increases in prepayments on our MBS portfolio cause our premium amortization to accelerate, lowering the yield on such assets.  In addition, a flatter yield curve would generally reduce the net spread we could earn on new investments. If this happens, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

Changes in inter-bank lending rate reporting practices, the method pursuant to which LIBOR is determined or the establishment of alternative reference rates may adversely affect our profitability.

As discussed above, the interest rates on certain of our investments, our repurchase transactions and our interest rate swap agreements (or Swaps) are generally based on LIBOR. LIBOR and other indices which are deemed “benchmarks” have been the subject of recent national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the United Kingdom and elsewhere are conducting criminal and civil investigations into whether the banks that contribute information to the British Bankers’ Association (or BBA) in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have reached settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the United Kingdom Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. It currently appears that, over time, U.S. Dollar LIBOR may be replaced by the Secured Overnight Financing Rate (or SOFR) published by the Federal Reserve Bank of New York. However, the manner and timing of this shift is currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments.
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

We use securitization financing for certain of our residential whole loan investments. In such structures, our financing sources typically have only a claim against the special purpose vehicle which we sponsor rather than a general claim against us. Prior to any such financing, we generally seek to finance our investments with relatively short-term repurchase agreements until a sufficient portfolio of assets is accumulated. As a result, we are subject to the risk that we would not be able to acquire, during the period that any short-term repurchase agreements are available, sufficient eligible assets or securities to maximize the efficiency of a securitization. We also bear the risk that we would not be able to obtain new short-term repurchase agreements or would not be able to renew any short-term repurchase agreements after they expire should we need more time to seek and acquire sufficient eligible assets or securities for a securitization. In addition, conditions in the capital markets may make the issuance of any such securitization less attractive to us even when we do have sufficient eligible assets or securities. While we would generally intend to retain a portion of the interests issued under such securitizations and, therefore, still have exposure to any investments included in such securitizations, our inability to enter into such securitizations may increase our overall exposure to risks associated with direct ownership of such investments, including the risk of default. If we are unable to obtain and renew short-term repurchase agreements or to consummate securitizations to finance the selected investments on a long-term basis, we may be required to seek other forms of potentially less attractive financing or to liquidate assets at an inopportune time or price.

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

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally.  Significant adverse changes in financial market conditions leading to the forced sale of large quantities of mortgage-related and other financial assets would result in significant volatility in the market for mortgages and mortgage-related assets and potentially significant losses for ourselves and certain other market participants.  In addition, concerns over actual or anticipated low economic growth rates, higher levels of unemployment or uncertainty regarding future U.S. monetary policy (particularly in light of the current presidential administration , the upcoming presidential election and related uncertainties) may contribute to increased interest rate volatility.   Declines in the value of our investments, or perceived market uncertainty about their value, may make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Additionally, increased volatility and/or deterioration in the broader residential mortgage and MBS markets could materially adversely affect the performance and market value of our investments.

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

In addition, the U.S. Government, the Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have increased focus and scrutiny on our industry. New proposals for legislation continue to be introduced in the U.S. Congress that could further substantially increase regulation of our industry, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures, and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things.  International financial regulators are examining standard setting for systemically significant entities, such as those considered by the Third Basel Accords (Basel III) to be incorporated by domestic entities. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition.

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

In accordance with our operating policies, we pursue various types of hedging strategies, including Swaps, to seek to mitigate or reduce our exposure to losses from adverse changes in interest rates.  Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and financing sources used and other changing market conditions.  No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed and there is no guarantee that the implementation of any hedging strategy would have the desired impact on our results of operations or financial condition.  Certain of the U.S. federal income tax requirements that we must satisfy in order to qualify as a REIT may limit our ability to hedge against such risks.  We will not enter into derivative transactions if we believe that they will jeopardize our qualification as a REIT.

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

As indicated above, from time to time we enter into Swaps. Entities entering into Swaps are exposed to credit losses in the event of non-performance by counterparties to these transactions. Rules issued by the CFTC that became effective in October 2012 require the clearing of all Swap transactions through registered derivatives clearing organizations, or swap execution facilities, through standardized documents under which each Swap counterparty transfers its position to another entity whereby the centralized clearinghouse effectively becomes the counterparty to each side of the Swap. It is the intent of the Dodd-Frank Act that the clearing of Swaps in this manner is designed to avoid concentration of swap risk in any single entity by spreading and centralizing the risk in the clearinghouse and its members. In addition to greater initial and periodic margin (collateral) requirements and additional transaction fees both by the swap execution facility and the clearinghouse, the Swap transactions are now subjected to greater regulation by both the CFTC and the SEC. These additional fees, costs, margin requirements, documentation requirements, and regulations could adversely affect our business and results of operations.

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

We have elected to qualify as a REIT and intend to comply with the provisions of the Internal Revenue Code of 1986, as amended (or the Code), related to REIT qualification.  Accordingly, we will not be subject to U.S. federal income tax to the extent we distribute 100% of our REIT taxable income (which is generally our taxable income, computed without regard to the dividends paid deduction, any net income from prohibited transactions, and any net income from foreclosure property) to stockholders within the timeframe permitted under the Code and provided that we comply with certain income, asset ownership and other tests applicable to REITs.  We believe that we currently meet all of the REIT requirements and intend to continue to qualify as a REIT under the provisions of the Code.  Many of the REIT requirements, however, are highly technical and complex.  The determination of whether we are a REIT requires an analysis of various factual matters and circumstances, some of which may not be totally within our control and some of which involve interpretation.  For example, if we are to qualify as a REIT, annually at least 75% of our gross income must come from, among other sources, interest on obligations secured by mortgages on real property or interests in real property, gain from the disposition of real property, including mortgages or interests in real property (other than sales or dispositions of real property, including mortgages on real property, or securities that are treated as mortgages on real property, that we hold primarily for sale to customers in the ordinary course of a trade or business (i.e., prohibited transactions)), dividends or other distributions on, and gains from the disposition of shares in other REITs, commitment fees received for agreements to make real estate loans and certain temporary investment income.  In addition, the composition of our assets must meet certain requirements at the close of each quarter.  We are also required to distribute to stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding net capital gain). There can be no assurance that we will be able to satisfy these or other requirements or that the Internal Revenue Service (or IRS) or a court would agree with any conclusions or positions we have taken in interpreting the REIT requirements.

Even a technical or inadvertent mistake could jeopardize our REIT qualification unless we meet certain statutory relief provisions.  If we were to fail to qualify as a REIT in any taxable year for any reason, we would be subject to U.S. federal income tax on our taxable income, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

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

Even if we qualify as a REIT for U.S. federal income tax purposes, we may be required to pay certain U.S. federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, to prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory (i.e., prohibited transactions tax) we may hold some of our assets through TRSs or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Furthermore, the Code imposes a 100% excise tax on certain transactions between a TRS and a REIT that are not conducted at an arm’s-length basis. We intend to structure any transaction with a TRS on terms that we believe are arm’s-length to avoid incurring this 100% excise tax. There can be no assurances, however, that we will be able to avoid application of the 100% excise tax. Any of these taxes would reduce our operating cash flow and thus our cash available for distribution to our stockholders.

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

Our use of TRSs may cause us to fail to qualify as a REIT
The net income of our TRSs is not required to be distributed to us, and such undistributed TRS income is generally not subject to our REIT distribution requirements. However, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities, taken together with other non-qualifying assets, to exceed 25% of the fair market value of our assets, in each case as determined for REIT asset testing purposes, we would, absent timely responsive action, fail to maintain our qualification as a REIT. Additionally, if the accumulation of cash or reinvestment of significant earnings in our TRSs causes the fair market value of our securities in those entities to exceed 20% of the fair market value of our assets, in each case as determined for REIT asset testing purposes, we would, absent timely responsive action, similarly fail to maintain our qualification as a REIT.

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

We may acquire debt instruments in the secondary market for less than their face amount. The discount at which such debt instruments are acquired may reflect doubts about their ultimate collectability rather than current market interest rates. The amount of such discount will nevertheless generally be treated as “market discount” for U.S. federal income tax purposes, which we are required to include in our taxable income either over time or as principal payments are received, as applicable. If we collect less on the debt instrument than our purchase price plus the market discount we had previously reported as income, we may not be able to benefit from any offsetting loss deductions.

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

In addition, we may acquire debt instruments that are subsequently modified by agreement with the borrower. If the amendments to the outstanding instrument are “significant modifications” under the applicable U.S. Treasury regulations, the modified instrument will be considered to have been reissued to us in a debt-for-debt exchange with the borrower. In that event, we may be required to recognize taxable gain to the extent the principal amount of the modified instrument exceeds our adjusted tax basis in the unmodified instrument, even if the value of the instrument or the payment expectations have not changed. Following such a taxable modification, we would hold the modified loan with a cost basis equal to its principal amount for U.S. federal income tax purposes.

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

The present U.S. federal income tax treatment of REITs and their shareholders may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. Revisions in U.S. federal income tax laws and interpretations thereof, including those dealing with REITs, are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations. Such changes could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us. We cannot predict the long-term effect of any future law changes on REITs and their stockholders. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets.

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

Computer malware, viruses, and computer hacking and phishing and cyber attacks have become more prevalent in our industry and may occur on our systems in the future. Although we have not detected a material cybersecurity breach to date, we nonetheless are regularly working to install new, and upgrade our existing, information technology systems and provide employee awareness training around computer malware, phishing, and other cyber risks. However, there can be no assurance that we are or will be fully protected against cyber risks and security breaches and not be vulnerable to new and evolving threats to our information technology systems. We rely heavily on financial, accounting and other data processing systems. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber attacks or security breaches of our networks or systems (or networks or systems of, among other third parties, our lenders and servicers) or any failure to maintain performance, reliability and security of our technical infrastructure. As a result, any such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

We operate in a highly competitive market for investment opportunities and competition may limit our ability to acquire desirable investments, which could materially adversely affect our results of operations.

We operate in a highly competitive market for investment opportunities.  Our profitability depends, in large part, on our ability to acquire residential mortgage assets or other investments at favorable prices.  In acquiring our investments, we compete with a variety of institutional investors, including other REITs, public and private funds, commercial and investment banks, commercial finance and insurance companies and other financial institutions.  Many of our competitors are substantially larger and have considerably greater financial, technical, marketing and other resources than we do.  Some competitors may have a lower cost of funds and access to funding sources that are not available to us.  Many of our competitors are not subject to the operating constraints associated with REIT compliance or maintenance of an exemption from the Investment Company Act similar to ours.  In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments, establish business relationships that we would not be willing to enter into, or compete aggressively against us to acquire residential mortgage assets from our existing asset sellers or financing counterparties.  Furthermore, government or regulatory action and competition for investment securities of the types and classes which we acquire may lead to the price of such assets increasing, which may further limit our ability to generate desired returns.  We cannot assure you that the competitive pressures we face will not have a material adverse effect on our business, financial condition and results of operations.  Also, as a result of this competition, desirable investments may be limited in the future and we may not be able to take advantage of attractive investment opportunities from time to time, as we can provide no assurance that we will be able to identify and make investments that are consistent with our investment objectives.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.         Properties.

Office Leases

We currently pay monthly rent pursuant to three office leases.  In November 2018, we amended the lease for our corporate headquarters in New York, New York, under the same terms and conditions, to extend the expiration date for the lease by up to one year, through June 30, 2021, with a mutual option to terminate in February 2021.  For the year ended December 31, 2019, we recorded an expense of approximately $2.6 million in connection with the lease for our current corporate headquarters.

In addition, in November 2018, we executed a lease agreement on new office space in New York, New York. We plan to relocate our corporate headquarters to this new office space upon the substantial completion of the building. The lease term specified in the agreement is fifteen years with an option to renew for an additional five years. Our current estimate of annual lease rental expense under the new lease, excluding escalation charges which at this point are unknown, is approximately $4.6 million. We currently expect to relocate to the space in the fourth quarter of 2020, but this timing as well as when we are required to begin making payments and recognize rental and other expenses under the new lease, is dependent on when the building is actually available for use.

Item 3.         Legal Proceedings.

There are no material legal proceedings to which we are a party or to which any of our assets are subject.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol “MFA”, and our preferred stock is also listed on the NYSE, under the symbol “MFA/PB.”

Holders

As of February 14, 2020, we had 532 registered holders of our common stock.  Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock.  We have paid full cumulative dividends on our preferred stock on a quarterly basis through December 31, 2019.  We have historically declared cash dividends on our common stock on a quarterly basis.  During 2019 and 2018, we declared total cash dividends to holders of our common stock of $361.0 million ($0.80 per share) and $339.2 million ($0.80 per share), respectively.  In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the years ended December 31, 2019, 2018 and 2017 the portions of our common stock dividends that were deemed to be capital gains were $0.1672, $0.1290 and $0.0831 per share of common stock, respectively. (For additional dividend information, see Notes 11(a) and 11(b) to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

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

We declared and paid the following dividends on our common stock during the years 2019 and 2018:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share
2019	December 12, 2019	December 30, 2019	January 31, 2020	$0.20	(1)
	September 12, 2019	September 30, 2019	October 31, 2019	0.20
	June 12, 2019	July 1, 2019	July 31, 2019	0.20
	March 6, 2019	March 29, 2019	April 30, 2019	0.20

2018	December 12, 2018	December 28, 2018	January 31, 2019	$0.20
	September 13, 2018	October 1, 2018	October 31, 2018	0.20
	June 7, 2018	June 29, 2018	July 31, 2018	0.20
	March 7, 2018	March 29, 2018	April 30, 2018	0.20

(1)	At December 31, 2019, we had accrued dividends and dividend equivalents payable of $90.7 million related to the common stock dividend declared on December 12, 2019.

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

Purchases of Equity Securities

As previously disclosed, in August 2005, our Board authorized a stock repurchase program (or Repurchase Program), to repurchase up to 4.0 million shares of our outstanding common stock under the Repurchase Program.  The Board reaffirmed such authorization in May 2010.  In December 2013, our Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million shares (under which approximately 6.6 million shares remain available for repurchase). Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as we deem appropriate (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (or 1934 Act)), using available cash resources.  Shares of common stock repurchased by us under the Repurchase Program are cancelled and, until reissued by us, are deemed to be authorized but unissued shares of our common stock.  The Repurchase Program may be suspended or discontinued by us at any time and without prior notice.

We did not repurchase any shares of our common stock under the Repurchase Program during the years ended December 31, 2019 and 2018.

We engaged in no share repurchase activity during the fourth quarter of 2019 pursuant to the Repurchase Program.  We did, however, withhold restricted shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or restricted stock units (or RSUs).  The following table presents information with respect to (i) such withheld restricted shares, and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
October 1-31, 2019:
Repurchase Program (2)	—	$—	—	6,616,355
Employee Transactions (3)	—	—	N/A	N/A
November 1-30, 2019:
Repurchase Program (2)	—	—	—	6,616,355
Employee Transactions (3)	—	—	N/A	N/A
December 1-31, 2019:
Repurchase Program (2)	—	—	—	6,616,355
Employee Transactions (3)	192,571	$7.83	N/A	N/A
Total Repurchase Program (2)	—	$—	—	6,616,355
Total Employee Transactions (3)	192,571	$7.83	N/A	N/A

(1)	Includes brokerage commissions.

(2)	As of December 31, 2019, we had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.

(3)	Our Equity Plan provides that the value of the shares delivered or withheld be based on the price of our common stock on the date the relevant transaction occurs.

Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 on a monthly basis and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase.  Computershare Shareowner Services LLC is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and who want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and who want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent. During the years ended 2019 and 2018, we issued 322,888 and 379,903 shares of common stock through the DRSPP generating net proceeds of approximately $2.4 million and $2.8 million, respectively.

At-the-Market Offering Program

On August 16, 2019 we entered into a distribution agreement under the terms of which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $400.0 million (or the ATM Shares), from time to time, through various sales agents, pursuant to an at-the-market equity offering program (or ATM Program). Sales of the ATM Shares, if any, may be made in negotiated transactions or by transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415 under the Securities Act of 1933 (or the 1933 Act), including sales made directly on the NYSE or sales made to or through a market maker other than an exchange. The sales agents are entitled to compensation of up to two percent of the gross sales price per share for any shares of common stock sold under the distribution agreement.

During the year ended December 31, 2019, we sold 1,357,526 shares of common stock through the ATM Program at a weighted average price of $7.40, raising proceeds of approximately $9.9 million, net of fees and commissions paid to sales agents of approximately $100,000. At December 31, 2019, approximately $390.0 million remained outstanding for future offerings under this program.

Securities Authorized For Issuance Under Equity Compensation Plans

During 2015, we adopted the Equity Plan, as approved by our stockholders.  The Equity Plan amended and restated our 2010 Equity Compensation Plan. (For a description of the Equity Plan, see Note 13(a) to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.)

The following table presents certain information with respect to our equity compensation plans as of December 31, 2019:

Award (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
RSUs	2,680,931
Total	2,680,931		(2)	3,440,471	(3)

(1)  All equity based compensation is granted pursuant to plans that have been approved by our stockholders.
(2)  A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price.  At December 31, 2019, 1,250,931 RSUs were vested, 570,000 RSUs were subject to time based vesting and 860,000 RSUs will vest subject to achieving a market condition.
(3) Number of securities remaining available for future issuance under equity compensation plans excludes RSUs presented in the table which were issued and outstanding at December 31, 2019.

Item 6.  Selected Financial Data.

Our selected financial data set forth below is derived from our audited financial statements and should be read in conjunction with our consolidated financial statements and the accompanying notes, included under Item 8 of this Annual Report on Form 10-K.

	At or/For the Year Ended December 31,
(Dollars in Thousands, Except per Share Amounts)	2019	2018	2017	2016	2015

Operating Data:
Interest income	$581,726	$455,675	$443,448	$457,450	$492,143
Interest expense	(332,356)	(232,186)	(197,141)	(193,355)	(176,948)
Net gain on residential whole loans measured at fair value through earnings	158,330	137,619	90,045	62,605	19,575
Net realized gain on sales of residential mortgage securities (1)	62,002	61,307	39,577	35,837	34,900
Other income/(loss), net	5,525	(40,951)	28,365	10,115	(4,015)
Operating and other expense	97,110	79,663	(71,901)	(59,984)	(52,429)
Net income	$378,117	$301,801	$322,393	$312,668	$313,226
Preferred stock dividends	15,000	15,000	15,000	15,000	15,000
Net income available to common stock and participating securities	$363,117	$286,801	$307,393	$297,668	$298,226
Earnings per share — basic	$0.80	$0.68	$0.79	$0.80	$0.80
Earnings per share — diluted	$0.79	$0.68	$0.79	$0.80	$0.80
Dividends declared per share of common stock	$0.80	$0.80	$0.80	$0.80	$0.80
Dividends declared per share of preferred stock	$1.875	$1.875	$1.875	$1.875	$1.875

Balance Sheet Data:
Residential mortgage securities and MSR-related assets	$5,200,521	$7,121,140	$7,515,130	$10,054,963	$11,356,643
Residential whole loans, at carrying value	6,066,345	3,016,715	908,516	590,540	271,845
Residential whole loans, at fair value	1,381,583	1,665,978	1,325,115	814,682	623,276
Cash and cash equivalents	70,629	51,965	449,757	260,112	165,007
Total assets	13,567,364	12,420,327	10,954,734	12,484,022	13,162,551
Repurchase agreements and other advances	9,139,821	7,879,087	6,614,701	8,687,268	9,387,622
Securitized debt (2)	570,952	684,420	363,944	—	21,868
Total liabilities	10,183,412	9,004,226	7,693,098	9,450,120	10,195,290
Preferred stock, liquidation preference	200,000	200,000	2,000	200,000	200,000
Total stockholders’ equity	3,383,952	3,416,101	3,261,636	3,033,902	2,967,261

Other Data:
Average total assets	$13,077,021	$11,186,845	$11,619,174	$12,836,580	$13,669,055
Average total stockholders’ equity	$3,402,077	$3,346,980	$3,203,814	$2,965,570	$3,129,461
Return on average total assets (3)	2.78%	2.56%	2.65%	2.32%	2.18%
Return on average total stockholders’ equity (4)	11.11%	9.02%	10.06%	10.54%	10.01%
Total average stockholders’ equity to total average assets (5)	26.02%	29.92%	27.57%	23.10%	22.89%
Dividend payout ratio (6)	1.00	1.18	1.01	1.00	1.00
Book value per share of common stock (7)	$7.04	$7.15	$7.70	$7.62	$7.47

(1)
2019: We sold Agency MBS for $360.6 million, realizing gains of $499,000, sold CRT securities for $256.7 million, realizing gains of $11.1 million, sold Non-Agency MBS for $291.4 million, realizing gains of $50.4 million. 2018: We sold Agency MBS for $122.0 million, realizing losses of $6.8 million, sold CRT securities for $299.9 million, realizing gains of $31.4 million, sold Non-Agency MBS for $117.1 million, realizing gains of $36.7 million. 2017: We sold Non-Agency MBS for $104.0 million, realizing gains of $39.9 million and sold U.S. Treasury securities for $139.1 million, realizing losses of approximately $309,000. 2016: We sold Non-Agency MBS for $85.6 million, realizing gains of $35.8 million. 2015: We sold Non-Agency MBS for $70.7 million, realizing gains of $34.9 million.

(2)	2019, 2018 and 2017: Reflects securitized debt from our loan securitization transactions. 2015: Reflects securitized debt from our MBS resecuritization transactions.

(3)	Reflects net income available to common stock and participating securities divided by average total assets.

(4)	Reflects net income divided by average total stockholders’ equity.
(5) Reflects total average stockholders’ equity divided by total average assets.
(6) Reflects dividends declared per share of common stock (excluding special dividends) divided by earnings per share.
(7) Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

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

At December 31, 2019, we had total assets of approximately $13.6 billion, of which $7.4 billion, or 55%, represent residential whole loans acquired through interests in certain trusts established to acquire the loans. During 2019, our residential whole loan portfolio continued to grow due to acquisitions of Purchased Performing Loans. Our Purchased Performing Loans, which as of December 31, 2019 comprised approximately 72% of our residential whole loans, include: (i) loans to finance (or refinance) one-to four-family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (or Single-family rental loans), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). In addition, at December 31, 2019, we had approximately $4.0 billion in investments in residential mortgage securities, which represented approximately 29% of our total assets.  At such date, our portfolio included $1.7 billion of Agency MBS, $2.1 billion of Non-Agency MBS and $255.4 million of CRT securities. Non-Agency MBS is comprised of $1.4 billion of Legacy Non-Agency MBS and $635.0 million of RPL/NPL MBS. These RPL/NPL MBS are backed by securitized re-performing and non-performing loans and are generally structured with a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. At December 31, 2019, our investments in MSR-related assets were $1.2 billion, or 9% of our total assets. Our MSR-related assets include term notes whose cash flows are considered to be largely dependent on MSR collateral and loan participations to provide financing to mortgage originators that own MSRs. Our remaining investment-related assets, which represent approximately 5% of our total assets at December 31, 2019, were primarily comprised of REO, capital contributions made to loan origination partners, other interest-earning assets and MBS and loan-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income and the market value of our assets, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive residential mortgage assets. In addition, our GAAP results may be impacted by market volatility, resulting in changes in market values of certain financial instruments for which changes in fair value are recorded in net income each period, such as CRT securities, certain residential whole loans, Agency MBS, and Swaps not designated as hedges. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds, the behavior of which involves various risks and uncertainties.  Interest rates and conditional prepayment rates (or CPRs) (which measure the amount of unscheduled principal prepayment on an asset as a percentage of the asset balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With the adoption in January 2020 of new accounting standards for the measurement and recognition of credit losses, and given the extent of current and anticipated future investments in residential whole loans, our financial results going forward are likely to be impacted by estimates of credit losses that are required to be recorded when loans that are not accounted for at fair value through net income are acquired or originated, as well as changes in these credit loss estimates that will be required to be made periodically.

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

Our investments in residential mortgage assets, particularly investments in residential mortgage loans and Non-Agency MBS, expose us to credit risk, meaning that we are generally subject to credit losses due to the risk of delinquency, default and foreclosure on the underlying real estate collateral.  Our investment process for credit sensitive assets focuses primarily on quantifying and pricing credit risk. With respect to investments in Purchased Performing Loans, we believe that sound underwriting standards, including low LTVs at origination, significantly mitigate our risk of loss. Further, we believe the discounted purchase prices paid on certain non performing and Purchased Credit Impaired Loans mitigate our risk of loss in the event that, as we expect on most such investments, we receive less than 100% of the par value of these investments. (See Part I, Item 1A., “Risk Factors - Credit and Other Risks Related to our Investments” and Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.)

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of a loan, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on our residential mortgage securities and whole loans may differ significantly.  For the year ended December 31, 2019, our Agency MBS portfolio experienced a weighted average CPR of 18.1%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 16.4%. For the year ended December 31, 2018, our Agency MBS portfolio experienced a weighted average CPR of 14.4%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 15.5%. Over the last consecutive eight quarters, ending with December 31, 2019, the monthly weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 18.6% experienced during the month ended September 30, 2019 to a low of 12.2%, experienced during the month ended January 31, 2019, with an average CPR over such quarters of 15.4%. In addition, for the year ended December 31, 2019, the weighted average CPR on our Non-QM loan portfolio was 21.4%.

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

It is generally our business strategy to hold our residential mortgage assets as long-term investments.  On at least a quarterly basis, excluding investments for which the fair value option has been elected or for which specialized loan accounting is otherwise applied, we assess our ability and intent to continue to hold each asset and, as part of this process, we monitor our residential mortgage securities and MSR-related assets that are designated as AFS for impairment.  A change in our ability and/or intent to continue to hold any of these securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At December 31, 2019, we had net unrealized gains on our Non-Agency MBS of $395.4 million, comprised of gross unrealized gains of $395.5 million and gross unrealized losses of $18,000 and net unrealized losses of $3.4 million on our Agency MBS, comprised of gross unrealized losses of $18.7 million and gross unrealized gains of $15.3 million.  At December 31, 2019, we did not intend to sell any securities in our portfolio that are designated as AFS and that were in an unrealized loss position, and we believe it is more likely than not that we will not be required to sell those securities before recovery of their amortized cost basis, which may be at their maturity.

We rely primarily on borrowings under repurchase agreements to finance our residential mortgage assets. Our residential mortgage investments have longer-term contractual maturities than our borrowings under repurchase agreements.  Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which at December 31, 2019 were comprised of Swaps. Going forward, in connection with our current and any future investment in residential whole loans, we expect that our financing strategy will include the use of additional loan securitization transactions or the use of other forms of structured financing.

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

Recent Market Conditions and Our Strategy

At December 31, 2019, our residential mortgage asset portfolio, which includes residential whole loans and REO, residential mortgage securities and MSR-related assets, was approximately $13.1 billion compared to $12.1 billion at December 31, 2018. During 2019, we continued to successfully execute on our investment strategy, adding $4.3 billion of residential whole loans and growing our overall investment portfolio in excess of $1 billion. In addition, we made approximately $125.8 million of capital contributions to select loan origination partners. In 2020, we expect to continue to seek investment opportunities primarily focused on residential whole loans and selectively in residential mortgage securities and MSR-related assets as market opportunities arise.

The following table presents the activity for our residential mortgage asset portfolio for the year ended December 31, 2019:

(In Millions)	December 31, 2018	Runoff (1)	Acquisitions (2)	Other (3)	December 31, 2019	Change
Residential whole loans and REO	$4,932	$(1,472)	$4,296	$104	$7,860	$2,928
RPL/NPL MBS	1,377	(948)	321	(115)	635	(742)
MSR-related assets	612	(74)	674	5	1,217	605
CRT securities	493	—	11	(249)	255	(238)
Legacy Non-Agency MBS	1,941	(421)	4	(95)	1,429	(512)
Agency MBS	2,698	(679)	—	(354)	1,665	(1,033)
Totals	$12,053	$(3,594)	$5,306	$(704)	$13,061	$1,008

(1)	Primarily includes principal repayments, cash collections on Purchased Credit Impaired Loans and sales of REO.
(2) Amounts presented exclude capital contributions made to select loan origination partners, which at December 31, 2019 totaled $148.0 million. During the year ended December 31, 2019, we made approximately $125.8 million in capital contributions to select loan origination partners.

(3)
Primarily includes sales, changes in fair value, net premium amortization/discount accretion and adjustments to record lower of cost or estimated fair value adjustments on REO. During the year ended December 31, 2019 we sold CRT securities for $256.7 million, realizing gains of $11.1 million, Non-Agency MBS for $291.4 million, realizing gains of $50.4 million and Agency MBS for $360.6 million, realizing gains of $499,000.

At December 31, 2019, our total recorded investment in residential whole loans and REO was $7.9 billion, or 60.2% of our residential mortgage asset portfolio. Of this amount, (i) $6.1 billion is presented as Residential whole loans, at carrying value (of which $5.4 billion were Purchased Performing Loans and $698.5 million were Purchased Credit Impaired Loans), and (ii) $1.4 billion as Residential whole loans, at fair value, in our consolidated balance sheets. For the year ended December 31, 2019, we recognized approximately $244.0 million of income on Residential whole loans, at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 5.58% (excluding servicing costs). In addition, we recorded a net gain on residential whole loans measured at fair value through earnings of $158.3 million in Other Income, net in our consolidated statements of operations for the year ended December 31, 2019. At December 31, 2019 and 2018, we had REO with an aggregate carrying value $411.7 million and $249.4 million, respectively, which is included in Other assets on our consolidated balance sheets.

At the end of 2019, the average coupon on mortgages underlying our Agency MBS was slightly higher compared to the end of 2018, due to upward resets on securities within the portfolio, purchases of higher coupon Agency MBS in 2018 and the impact of sales of lower coupon Agency MBS during 2019 and 2018.  As a result, the coupon yield on our Agency MBS portfolio increased to 3.71% for 2019 from 3.26% for 2018, and the net Agency MBS yield increased to 2.52% for 2019, from 2.30% for 2018.  The net yield on our Legacy Non-Agency MBS portfolio was 11.58% for 2019 compared to 10.15% for 2018.  The increase in the net yield on our Legacy Non-Agency MBS portfolio reflects higher accretion income recognized in 2019 due to the impact of redemptions of certain securities that had been previously purchased at a discount, the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases, changes in interest rates since 2018, as well as the impact of the cash proceeds received during 2019 and 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities and Lehman Brothers Holdings Inc. The net yield on our RPL/NPL MBS portfolio was 5.04% for the 2019 compared to 4.69% for 2018.  The increase in the net yield primarily reflects an increase in the average coupon yield to 5.01% for 2019 from 4.55% for 2018, and lower accretion income recognized in 2019 as the level of redemptions in 2018 of securities that had been previously purchased at a discount was higher than in 2019.

During 2019, economic conditions continued to be generally favorable for investors in residential mortgage assets. In particular, credit losses experienced on our portfolios of residential whole loans and residential mortgage securities were relatively low, notwithstanding the significant growth in our Purchased Performing Loan portfolio. At December 31, 2019, we have an aggregate allowance for loan losses recorded on our Purchased Performing Loans and Purchased Credit Impaired Loans of $3.0 million. On transition to the new accounting standard for estimating credit losses in January of 2020, we recorded an additional loss allowance of approximately $8.3 million, primarily related to the recognition and measurement of credit losses on our Purchased Performing Loans. This increase is primarily driven by estimates of expected losses over the life of these loans compared to our estimate of incurred losses at December 31, 2019.

We believe that our $436.6 million Credit Reserve and OTTI recorded as of December 31, 2019 appropriately factors in remaining uncertainties regarding underlying mortgage performance and the potential impact on future cash flows of our existing Legacy Non-Agency MBS portfolio.  In addition, while the majority of our Legacy Non-Agency MBS will not return their full face value due to loan defaults, we believe that they will deliver attractive loss adjusted yields due to our discounted weighted average amortized cost basis of 66% of face value at December 31, 2019. Home price appreciation and underlying mortgage loan amortization have decreased the LTV for many of the mortgages underlying our Legacy Non-Agency portfolio. Home price appreciation during the past few years has generally been driven by a combination of limited housing supply due partly to low levels of new home construction, low mortgage rates and demographic-driven U.S. household formation. Lower LTVs lessen the likelihood of defaults and simultaneously decrease loss severities. Further, during 2018 and 2019, we have also observed faster voluntary prepayment (i.e. prepayment of loans in full with no loss) speeds than originally projected. The yields on our Legacy Non-Agency MBS that were purchased at a discount are generally positively impacted if prepayment rates on these securities exceed our prepayment assumptions. Based on these current conditions, we have reduced estimated future losses within our Legacy Non-Agency portfolio.

Our GAAP book value per common share was $7.04 as of December 31, 2019. Book value per common share decreased from $7.15 as of December 31, 2018 due primarily to a net reduction in unrealized gains on Legacy Non-Agency MBS (including the impact of realization of gains on sales and discount accretion income on Legacy Non-Agency MBS that was recognized as income and declared as dividends during the year). Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark to market gains on our residential whole loans held at carrying value, was $7.44 at December 31, 2019. Economic book value increased from $7.35 as of December 31, 2018, primarily due to an increase in the amount of unrealized gains on Purchased Credit Impaired and Purchased Performing loan portfolios. For additional information regarding the calculation of Economic book value per share including a reconciliation to GAAP book value per share, refer to page 60 under the heading “Economic Book Value”.

Repurchase agreement funding for our residential mortgage investments continued to be available to us from multiple counterparties in 2019.  Typically, repurchase agreement funding involving credit-sensitive investments is available at terms requiring higher collateralization and higher interest rates than for repurchase agreement funding involving Agency MBS.  At December 31, 2019, our debt consisted of borrowings under repurchase agreements with 28 counterparties, securitized debt, Convertible Senior Notes and Senior Notes outstanding, resulting in a debt-to-equity multiple of 3.0 times.  (See table on page 59 under Results of Operations that presents our quarterly leverage multiples since March 31, 2018.)

During the second quarter of 2019, we issued $230.0 million in aggregate principal amount of our Convertible Senior Notes in an underwritten public offering. The total net proceeds we received from the offering were approximately $223.3 million, after deducting offering expenses and the underwriting discount. The net proceeds from the offering were used for general working capital purposes, including investment in additional residential mortgage assets, and the repayment of amounts outstanding under our repurchase agreements.

At December 31, 2019, we have access to various sources of liquidity which we estimate to be in excess of $114.2 million. This amount includes (i) $70.6 million of cash and cash equivalents; (ii) $31.2 million in estimated financing available from unpledged Agency MBS and from other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $12.4 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. In addition, we have $1.1 billion of unencumbered residential whole loans. We continue to evaluate potential opportunities to finance these assets, including loan securitization. With access to multiple sources of liquidity and potential financing opportunities for unencumbered residential whole loans, we believe that we are positioned to continue to take advantage of investment opportunities within the residential mortgage marketplace.

During 2019, both current interest rates and expected future interest rates generally decreased, impacting asset yields and funding costs of our interest earning assets. The net interest spread of our investment portfolio was 1.96% and 2.23% for the years ended December 31, 2019 and 2018, respectively. The change in our net interest spread was primarily driven by the change in our asset allocation over the past two years, as run off and sales of our residential mortgage securities has been reinvested in residential whole loans and MSR-related assets. In addition, rate decreases instituted by the Federal Reserve during 2019 did not start to impact funding cost levels until the fourth quarter.

Our estimated net effective duration remained relatively low at 1.36 as of December 31, 2019, as compared to 0.96 at December 31, 2018. We manage our net duration through our investment selection, as well as through the use of interest rate swaps. In addition, our low leverage limits our sensitivity to changes in interest rates.

During 2019, the U.S. economy continued to expand and was characterized by overall declining levels of unemployment and residential home prices that again trended up. We believe that ongoing improvement in the economy, as demonstrated through such measures, generally supports the value of housing and the ability of borrowers to make payments on their loans, thereby decreasing delinquencies and defaults on residential mortgage loans and securities.

For more information regarding market factors which impact our portfolio, see Part I, Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.

Information About Our Assets

The table below presents certain information about our asset allocation at December 31, 2019:

ASSET ALLOCATION

(Dollars in Millions)	Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (1)		Credit Risk Transfer Securities		Residential Whole Loans, at Carrying Value (2)		Residential Whole Loans, at Fair Value		MSR-Related Assets		Other, net (3)	Total

Fair Value/Carrying Value	$1,665		$1,429		$635		$255		$6,066		$1,382		$1,217		$767	$13,416
Less Repurchase Agreements	(1,558)		(1,122)		(495)		(204)		(4,088)		(653)		(963)		(57)	(9,140)
Less Securitized Debt	—		—		—		—		(130)		(441)		—		—	(571)
Less Convertible Senior Notes	—		—		—		—		—		—		—		(224)	(224)
Less Senior Notes	—		—		—		—		—		—		—		(97)	(97)
Net Equity Allocated	$107		$307		$140		$51		$1,848		$288		$254		$389	$3,384
Debt/Net Equity Ratio (4)	14.6	x	3.7	x	3.5	x	4.0	x	2.3	x	3.8	x	3.8	x		3.0	x

(1)
RPL/NPL MBS are backed primarily by securitized re-performing and non-performing loans. The securities are generally structured such that the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. Included with the balance of Non-Agency MBS reported on our consolidated balance sheets.

(2)
Includes $3.7 billion of Non-QM loans, $1.0 billion of Rehabilitation loans, $460.7 million of Single-family rental loans, $176.6 million of Seasoned performing loans and $698.5 million of Purchased Credit Impaired Loans. At December 31, 2019, the total fair value of these loans is estimated to be approximately $6.2 billion.

(3)	Includes cash and cash equivalents and restricted cash, other assets and other liabilities.

(4)
Represents the sum of borrowings under repurchase agreements and securitized debt as a multiple of net equity allocated.  The numerator of our Total Debt/Net Equity Ratio also includes Convertible Senior Notes and Senior Notes.

Agency MBS

The following tables present certain information regarding the composition of our Agency MBS portfolio as of December 31, 2019 and 2018:

December 31, 2019

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$460,094	104.5%	102.4%	$471,123	93	3.04%	10.5%
Generic	100,886	104.5	103.1	104,060	99	3.45	10.7
Total 15-Year Fixed Rate	$560,980	104.5%	102.5%	$575,183	94	3.11%	10.6%

30-Year Fixed Rate:
Generic	$264,760	104.2%	105.9%	$280,303	18	4.50%	34.4%
Total 30-Year Fixed Rate	$264,760	104.2%	105.9%	$280,303	18	4.50%	34.4%

Hybrid	$732,968	103.5%	103.8%	$760,836	121	4.11%	18.3%
CMO/Other	$45,875	102.6%	103.9%	$47,646	211	4.23%	11.7%
Total Portfolio	$1,604,583	103.9%	103.7%	$1,663,968	97	3.83%	18.1%

December 31, 2018

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$647,482	104.4%	100.0%	$647,405	80	3.01%	8.2%
Generic	132,713	104.4	101.1	134,220	88	3.50	10.1
Total 15-Year Fixed Rate	$780,195	104.4%	100.2%	$781,625	81	3.09%	8.5%

30-Year Fixed Rate:
Generic	$711,158	104.0%	103.6%	$736,498	6	4.50%	4.7%
Total 30-Year Fixed Rate	$711,158	104.0%	103.6%	$736,498	6	4.50%	4.7%

Hybrid	$1,080,569	103.5%	103.5%	$1,118,638	108	3.90%	20.0%
CMO/Other	$58,708	102.6%	102.9%	$60,415	206	4.05%	18.7%
Total Portfolio	$2,630,630	103.9%	102.5%	$2,697,176	74	3.82%	12.5%

(1)  Does not include principal payments receivable of $614,000 and $1.0 million at December 31, 2019 and 2018, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2019 and 2018, respectively.
(3)  Low loan balance represents MBS collateralized by mortgages with an original loan balance of less than or equal to $175,000.

The following tables present certain information regarding our fixed-rate Agency MBS as of December 31, 2019 and 2018:

 December 31, 2019

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$241,045	104.1%	101.2%	$243,946	85	3.06%	100%	9.3%
3.0%	147,665	105.9	102.6	151,470	89	3.49	100	10.0
3.5%	2,761	103.5	103.6	2,862	110	4.19	100	7.5
4.0%	145,910	103.5	104.3	152,234	109	4.40	81	13.0
4.5%	23,599	105.3	104.5	24,671	113	4.89	36	11.2
Total 15-Year Fixed Rate	$560,980	104.5%	102.5%	$575,183	94	3.60%	92%	10.6%

30-Year Fixed Rate:
4.5%	$264,760	104.2%	105.9%	$280,303	18	5.16%	—%	34.4%
Total 30-Year Fixed Rate	$264,760	104.2%	105.9%	$280,303	18	5.16%	—%	34.4%
Total Fixed Rate Portfolio	$825,740	104.4%	103.6%	$855,486	70	4.10%	63%	18.3%

December 31, 2018

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$359,252	104.1%	98.6%	$354,252	73	3.03%	100%	6.4%
3.0%	185,912	105.9	100.3	186,548	77	3.49	100	8.4
3.5%	3,798	103.5	101.4	3,853	98	4.18	100	12.8
4.0%	199,352	103.5	102.4	204,055	97	4.40	81	11.9
4.5%	31,881	105.3	103.3	32,917	101	4.88	34	12.7
Total 15-Year Fixed Rate	$780,195	104.4%	100.2%	$781,625	81	3.57%	92%	8.5%

30-Year Fixed Rate:
4.5%	$711,158	104.0%	103.6%	$736,498	6	5.17%	—%	4.7%
Total 30-Year Fixed Rate	$711,158	104.0%	103.6%	$736,498	6	5.17%	—%	4.7%
Total Fixed Rate Portfolio	$1,491,353	104.2%	101.8%	$1,518,123	45	4.33%	48%	6.8%

(1)  Does not include principal payments receivable of $614,000 and $1.0 million at December 31, 2019 and 2018, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2019 and 2018, respectively.
(3) Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000. Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following tables present certain information regarding our Hybrid Agency MBS as of December 31, 2019 and 2018:

December 31, 2019

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid
Agency 3/1	$46,530	102.5%	104.6%	$48,686	4.28%	165	6	—%	16.6%
Agency 5/1	318,843	103.3	104.2	332,234	4.35	131	5	15	20.1
Agency 7/1	232,565	103.5	103.9	241,552	4.29	111	6	20	18.6
Agency 10/1	135,030	104.2	102.5	138,364	3.17	98	25	60	14.2
Total Hybrids	$732,968	103.5%	103.8%	$760,836	4.11%	121	9	24%	18.3%

December 31, 2018

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid
Agency 3/1	$66,369	102.6%	104.7%	$69,478	4.42%	151	6	—%	14.7%
Agency 5/1	462,833	103.3	104.2	482,466	4.30	118	5	15	20.6
Agency 7/1	389,734	103.7	103.5	403,471	3.62	96	6	20	23.7
Agency 10/1	161,633	104.3	101.0	163,223	3.20	86	36	59	11.2
Total Hybrids	$1,080,569	103.5%	103.5%	$1,118,638	3.90%	108	10	22%	20.0%

(1)  Does not include principal payments receivable of $614,000 and $1.0 million at December 31, 2019 and 2018, respectively.
(2)  Weighted average is based on MBS current face at December 31, 2019 and 2018, respectively.
(3)  Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.
(4)  Interest only represents MBS backed by mortgages currently in their interest only period.  Percentage is based on MBS current face at December 31, 2019 and 2018, respectively.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at December 31, 2019 and 2018:

	December 31,
(In Thousands)	2019		2018
Non-Agency MBS
Face/Par	$2,195,303		$3,538,804
Fair Value	2,063,529		3,318,299
Amortized Cost	1,668,088		2,867,703
Purchase Discount Designated as Credit Reserve and OTTI	(436,598)	(1)	(516,116)	(2)
Purchase Discount Designated as Accretable	(90,617)		(155,025)
Purchase Premiums	—		40
(1)  Includes discount designated as Credit Reserve of $426.0 million and OTTI of $10.6 million.
(2)  Includes discount designated as Credit Reserve of $503.3 million and OTTI of $12.8 million.

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of purchase discount on Non-Agency MBS with respect to purchase discount designated as Credit Reserve and OTTI, and accretable purchase discount for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019		2018
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(516,116)	$(155,025)	$(593,227)	$(215,325)
Impact of RMBS Issuer settlement (2)(3)	—	(2,077)	—	(14,822)
Accretion of discount	—	51,696	—	70,750
Realized credit losses	28,152	—	42,246	—
Purchases	(624)	(4)	(2,512)	1,685
Sales/Redemptions	34,510	32,453	12,987	28,336
Net impairment losses recognized in earnings	(180)	—	(1,259)	—
Transfers/release of credit reserve	17,660	(17,660)	25,649	(25,649)
Balance at end of period	$(436,598)	$(90,617)	$(516,116)	$(155,025)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of approximately $2.0 million and $12.1 million during the years ended December 31, 2019 and 2018, respectively, of cash proceeds (a one-time payment) received by the Company in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities.

(3)
Includes the impact of approximately $2.7 million of cash proceeds (a one-time payment) received by the Company during the year ended December 31, 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by Lehman Brothers Holdings Inc.

The following table presents information with respect to the yield components of our Non-Agency MBS for the periods presented:

	For the Year Ended December 31,
	2019		2018		2017
	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS
Non-Agency MBS
Coupon Yield (1)	6.87%	5.01%	6.23%	4.55%	5.61%	4.05%
Effective Yield Adjustment (2)	4.71	0.03	3.92	0.14	3.34	0.09
Net Yield	11.58%	5.04%	10.15%	4.69%	8.95%	4.14%

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

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at December 31, 2019 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total MBS
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$—	—%	$581	2.66%	$390,773	1.92%	$771,581	2.86%	$1,162,935	$1,157,993	2.54%
Freddie Mac	—	—	—	—	198,705	1.71	302,256	2.82	500,961	502,468	2.38
Ginnie Mae	—	—	—	—	68	3.92	4,001	3.81	4,069	4,121	3.81
Total Agency MBS	$—	—%	$581	2.66%	$589,546	1.85%	$1,077,838	2.85%	$1,667,965	$1,664,582	2.50%
Non-Agency MBS	$52,783	4.66%	$138,712	4.11%	$15,847	4.92%	$1,460,746	9.11%	$1,668,088	$2,063,529	8.51%
Total MBS	$52,783	4.66%	$139,293	4.11%	$605,393	1.93%	$2,538,584	6.45%	$3,336,053	$3,728,111	5.51%

CRT Securities

At December 31, 2019, our total investment in CRT securities was $255.4 million, with a net unrealized gain of $6.2 million, a weighted average yield of 4.18% and a weighted average time to maturity of 10.3 years. At December 31, 2018, our total investment in CRT securities was $492.8 million, with a net unrealized gain of $6.6 million, a weighted average yield of 5.85% and weighted average time to maturity of 11.1 years.

During 2019 we sold certain CRT securities for $256.7 million, realizing gains of $11.1 million. The net income impact of these sales, after reversal of previously unrealized gains on CRT securities on which we had elected the fair value option, was a gain of approximately $231,000. During 2018, we sold certain CRT securities for $299.9 million, realizing gains of $31.4 million. For the year ended December 31, 2018, the net income impact of these sales, after reversal of previously unrealized gains on CRT securities on which we had elected the fair value option, was $15.6 million.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at December 31, 2019 and does not reflect estimates of prepayments or scheduled amortization. For Purchased Credit Impaired Loans held at carrying value, amounts presented are estimated based on the underlying loan contractual amounts.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Impaired Loans	Residential Whole Loans, at Fair Value
Amount due:
Within one year	$774,237	$707	$5,440
After one year:
Over one to five years	289,572	3,530	5,793
Over five years	4,306,844	694,237	1,370,350
Total due after one year	$4,596,416	$697,767	$1,376,143
Total residential whole loans	$5,370,653	$698,474	$1,381,583

(1)	Excludes an allowance for loan losses of $2.8 million at December 31, 2019.

The following table presents, at December 31, 2019, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)	Residential Whole Loans at Fair Value (1)
Interest rates:
Fixed	$1,444,742	$1,144,178
Adjustable	3,151,674	231,965
Total	$4,596,416	$1,376,143

(1)	Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of December 31, 2019.

(2)	Excludes an allowance for loan losses of $2.8 million at December 31, 2019.

Information is not presented for Purchased Credit Impaired Loans held at carrying value as income is recognized based on pools of assets with similar risk characteristics using an estimated yield based on cash flows expected to be collected over the lives of the loans in such pools rather than on the contractual coupons of the underlying loans.

For additional information regarding our residential whole loan portfolios, see Note 4 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.

MSR-Related Assets

At December 31, 2019 and 2018, we had $1.2 billion and $538.5 million, respectively, of term notes issued by SPVs that have acquired the rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. At December 31, 2019, these term notes had an amortized cost of $1.2 billion, gross unrealized gains of approximately $5.2 million, a weighted average yield of 4.75% and a weighted average term to maturity of 5.3 years. At December 31, 2018, these term notes had an amortized cost of $538.5 million, gross unrealized gains of $7,000, a weighted average yield of 5.32% and a weighted average term to maturity of 4.7 years.

During the year ended December 31, 2019, we participated in a loan where we committed to lend $100.0 million of which approximately $59.5 million was drawn at December 31, 2019. At December 31, 2019, the coupon paid by the borrower on the drawn amount is 5.14%, the remaining term associated with the loan is 8 months and the remaining commitment period on any undrawn amount is 8 months.

Exposure to Financial Counterparties

We finance a significant portion of our residential mortgage assets with repurchase agreements.  In connection with these financing arrangements, we pledge our assets as collateral to secure the borrowing.  The amount of collateral pledged will typically exceed the amount of the financing with the extent of over-collateralization ranging from 3% to 5% of the amount borrowed for Agency MBS collateral, up to 35% for Non-Agency MBS, CRT securities, MSR-related asset and other interest-earning asset collateral, and up to 50% for residential whole loan collateral.  Consequently, while repurchase agreement financing results in our recording a liability to the counterparty in our consolidated balance sheets, we are exposed to the counterparty if, during the term of the repurchase agreement financing, a lender should default on its obligation and we are not able to recover our pledged assets.  The amount of this exposure is the difference between the amount loaned to us plus interest due to the counterparty and the fair value of the collateral pledged by us to the lender including accrued interest receivable on such collateral.

The table below summarizes our exposure to our counterparties at December 31, 2019, by country:

Country	Number of Counterparties	Repurchase Agreement Financing	Exposure (1)	Exposure as a Percentage of MFA Total Assets
(Dollars in Thousands)
European Countries: (2)
Switzerland (3)	3	$1,793,269	$494,464	3.64%
United Kingdom	2	1,587,351	294,720	2.17
France	2	221,411	58,853	0.43
Holland	1	58,471	6,030	0.04
Total European	8	3,660,502	854,067	6.28%
Other Countries:
United States	14	$4,093,961	$992,802	7.32%
Canada (4)	2	648,455	160,898	1.19
Japan (5)	3	590,616	111,499	0.82
South Korea	1	147,410	13,697	0.10
Total Other	20	$5,480,442	$1,278,896	9.43%
Total	28	$9,140,944	$2,132,963	15.71%

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

(4)
Includes Canada-based counterparties as well as U.S.-domiciled subsidiaries of Canadian parent entities. In the case of one counterparty, also includes exposure of $156.4 million to a Barbados-based affiliate of the Canadian parent entity.

(5)	Exposure is to U.S.-domiciled subsidiary of the Japanese parent entity.

At December 31, 2019, we did not use credit default swaps or other forms of credit protection to hedge the exposures summarized in the table above.

Uncertainty in the global financial market and weak economic conditions in Europe, including as a result of the United Kingdom’s recent withdrawal from the European Union (commonly know as “Brexit”), could potentially impact our major European financial counterparties, with the possibility that this would also impact the operations of their U.S. domiciled subsidiaries. This could adversely affect our financing and operations as well as those of the entire mortgage sector in general. Management monitors our exposure to our repurchase agreement counterparties on a regular basis, using various methods, including review of recent rating agency actions or other developments and by monitoring the amount of cash and securities collateral pledged and the associated loan amount under repurchase agreements with our counterparties. We intend to make reverse margin calls on our counterparties to recover excess collateral as permitted by the agreements governing our financing arrangements, or take other necessary actions to reduce the amount of our exposure to a counterparty when such actions are considered necessary.

Tax Considerations

Current period estimated taxable income

We estimate that for 2019, our taxable income was approximately $362.6 million. Based on dividends paid or declared during 2019, we have undistributed taxable income of approximately $22.7 million, or $0.05 per share. We have until the filing of our 2019 tax return (due not later than October 15, 2020) to declare the distribution of any 2019 REIT taxable income not previously distributed.

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

Numerous regulations have been issued pursuant to the Dodd-Frank Act, including regulations regarding mortgage loan servicing, underwriting and loan originator compensation, and others could be issued in the future.  As a result, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws or regulations that may be adopted in the future, will affect our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, the securitization industry, Swaps and other derivatives.  We believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

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

The FHFA and both houses of Congress have discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’ guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform.  On March 27, 2019, President Trump issued a memorandum on federal housing finance reform that directed the Secretary of the Treasury to develop a plan for administrative and legislative reforms as soon as practicable to achieve the following housing reform goals: 1) ending the conservatorships of the Government-sponsored enterprises (or GSEs) upon the completion of specified reforms; 2) facilitating competition in the housing finance market; 3) establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and 4) providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. On September 5, 2019, in response to President Trump’s memorandum, the U.S. Department of the Treasury released a plan, developed in conjunction with the FHFA, the Department of Housing and Urban Development, and other government agencies, which includes legislative and administrative reforms to achieve each of these reform goals. At this point, it remains unclear whether any of these legislative or regulatory reforms will be enacted or implemented. The prospects for passage of any of these plans are uncertain, but the proposals underscore the potential for change to Fannie Mae and Freddie Mac. On September 30, 2019, the Treasury Department and FHFA jointly announced an agreement to permit the GSEs to retain capital of up to a combined $45 billion. In conjunction with this agreement on capital retention, FHFA is also expected to continue work on a proposed rule for GSE capital requirements that would take effect once the GSEs have been released from government conservatorship. The FHFA announced on November 19, 2019 that it plans to re-propose the entire regulation on GSE capital requirements (which was originally proposed in 2018) sometime in 2020.

While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations.  As the FHFA and both houses of Congress continue to consider various measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2020, and we cannot be certain whether alternative plans may be proposed by the Trump Administration or if any housing and/or mortgage-related legislation will emerge from committee, or be approved by Congress, and if so, what the effect would be on our business.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion related to our results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, please refer to Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended December 31, 2018, which was filed with the SEC on February 21, 2019, and is available on the SEC’s website at www.sec.gov and on our website at www.mfafinancial.com.

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

General

For 2019, we had net income available to our common stock and participating securities of $363.1 million, or $0.80 per basic common share and $0.79 per diluted common share, compared to net income available to common stock and participating securities for 2018 of $286.8 million, or $0.68 per basic and diluted common share. The increase in net income available to common stock and participating securities primarily reflects higher net Other income and higher net interest income, partially offset by higher operating and other expenses. Net Other income increased as unrealized losses recorded on residential mortgage securities and related hedges measured at fair value through earnings reversed to unrealized gains in 2019. In addition, higher net gains on residential whole loans measured at fair value through earnings were recorded in 2019, primarily due to higher coupon and other cash income received and higher unrealized gains on this portfolio. Higher net interest income was primarily driven by increased investment in residential whole loans held at carrying value, particularly Purchased Performing Loans. Finally, operating and other expenses were higher for 2019, primarily due to higher costs in connection with managing our residential whole loan and REO portfolios, which have grown significantly compared to the prior year period. General and administrative expenses also increased, primarily due to higher compensation related expenses, reflecting higher overall headcount and increased long term incentive compensation, higher IT systems related costs incurred to support the growth in our business and deferred compensation expense for members of our board of directors, driven by changes in our stock price.

Core earnings was $0.78 per common share for both 2019 and 2018. Core earnings is a non-GAAP measure of our financial performance and is computed by adjusting GAAP net income available to common and participating securities by excluding the impact of unrealized gains and losses on certain of our investments. For additional information regarding the calculation of Core earnings, including a reconciliation to GAAP net income available to common stock and participating securities, refer to page 60 under the heading “Core Earnings”.

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

For 2019, our net interest spread and margin were 1.96% and 2.35%, respectively, compared to a net interest spread and margin of 2.23% and 2.64%, respectively, for 2018. Our net interest income increased by $25.9 million, or 11.6%, to $249.4 million from $223.5 million for 2018. For 2019, net interest income from residential whole loans held at carrying value, MSR-related assets and RPL/NPL MBS increased by approximately $74.5 million compared to 2018, primarily due to higher average amounts invested in these assets. These increases were offset by lower net interest income for Legacy Non-Agency MBS, CRT securities and Agency MBS compared to 2018 by approximately $39.2 million, primarily due to lower average amounts invested in these securities and higher funding costs on Agency MBS and CRT securities, partially offset by higher yields earned on our Legacy Non-Agency MBS and Agency MBS portfolios. In addition, net interest income for 2019 also includes $44.9 million of interest expense associated with residential whole loans held at fair value, reflecting a $4.5 million increase in borrowing costs related to these investments compared to 2018. Coupon interest income received from residential whole loans held at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income. In addition, we incurred approximately $9.0 million interest expense on our Convertible Senior Notes issued during 2019.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2019 and 2018.  Average yields are derived by dividing interest income by the average amortized cost of the related assets, and average costs are derived by dividing interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	For the Year Ended December 31,
	2019			2018
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Agency MBS (1)	$2,220,246	$55,901	2.52%	$2,710,049	$62,303	2.30%
Legacy Non-Agency MBS (1)	1,265,843	146,646	11.58	1,763,424	179,023	10.15
RPL/NPL MBS (1)	1,059,046	53,424	5.04	1,017,549	47,773	4.69
Total MBS	4,545,135	255,971	5.63	5,491,022	289,099	5.26
CRT securities (1)	384,583	18,583	4.83	543,671	33,376	6.14
Residential whole loans, at carrying value (2)	4,370,931	243,980	5.58	1,738,870	100,921	5.80
MSR-related assets (1)	1,014,943	52,647	5.19	479,041	28,420	5.93
Cash and cash equivalents (3)	195,795	3,393	1.73	208,447	2,936	1.41
Other interest-earning assets	105,718	7,152	6.77	16,886	923	5.47
Total interest-earning assets	10,617,105	581,726	5.48	8,477,937	455,675	5.37
Total non-interest-earning assets	2,459,916			2,708,908
Total assets	$13,077,021			$11,186,845

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements (4)	$8,586,684	$292,050	3.40%	$6,746,570	$205,338	3.04%
Securitized debt	632,265	23,294	3.68	540,003	18,805	3.48
Convertible Senior Notes	129,886	8,965	6.90	—	—	—
Senior Notes	96,837	8,047	8.31	96,792	8,043	8.31
Total interest-bearing liabilities	9,445,672	332,356	3.52	7,383,365	232,186	3.14
Total non-interest-bearing liabilities	229,272			456,500
Total liabilities	9,674,944			7,839,865
Stockholders’ equity	3,402,077			3,346,980
Total liabilities and stockholders’ equity	$13,077,021			$11,186,845

Net interest income/net interest rate spread (5)		$249,370	1.96%		$223,489	2.23%
Net interest-earning assets/net interest margin (6)	$1,171,433		2.35%	$1,094,572		2.64%

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

	Year Ended December 31, 2019
	Compared to
	Year Ended December 31, 2018
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Agency MBS	$(11,999)	$5,597	$(6,402)
Legacy Non-Agency MBS	(55,215)	22,838	(32,377)
RPL/NPL MBS	2,017	3,634	5,651
CRT securities	(8,563)	(6,230)	(14,793)
Residential whole loans, at carrying value (1)	147,063	(4,004)	143,059
MSR-related assets	28,200	(3,973)	24,227
Cash and cash equivalents	(187)	644	457
Other interest earning assets	5,960	269	6,229
Total net change in income from interest-earning assets	$107,276	$18,775	$126,051

Interest-bearing liabilities:
Agency repurchase agreements	$(8,042)	$7,771	$(271)
Legacy Non-Agency repurchase agreements	(10,556)	(552)	(11,108)
RPL/NPL MBS repurchase agreements	3,831	806	4,637
CRT securities repurchase agreements	(3,630)	666	(2,964)
MSR-related assets repurchased agreements	14,560	(59)	14,501
Residential whole loan at carrying value repurchase agreements	80,293	(638)	79,655
Residential whole loan at fair value repurchase agreements	(312)	(13)	(325)
Other repurchase agreements	2,558	29	2,587
Securitized debt	3,352	1,137	4,489
Convertible Senior Notes	8,965	—	8,965
Senior Notes	4	—	4
Total net change in expense from interest-bearing liabilities	$91,023	$9,147	$100,170
Net change in net interest income	$16,253	$9,628	$25,881

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)

December 31, 2019	2.33%	2.68%
September 30, 2019	1.82	2.19
June 30, 2019	1.90	2.29
March 31, 2019	1.98	2.41

December 31, 2018	2.17	2.60
September 30, 2018	2.41	2.82
June 30, 2018	2.30	2.66
March 31, 2018	2.25	2.64

(1)	Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)	Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
December 31, 2019	2.38%	2.33%	0.05%	14.76%	3.18%	11.58%	5.17%	2.78%	2.39%	6.76%	2.70%	4.06%
September 30, 2019	2.32	2.47	(0.15)	10.32	3.24	7.08	5.18	3.18	2.00	5.28	2.86	2.42
June 30, 2019	2.50	2.56	(0.06)	11.30	3.30	8.00	4.98	3.39	1.59	5.45	2.95	2.50
March 31, 2019	2.77	2.53	0.24	10.45	3.30	7.15	4.90	3.43	1.47	5.31	2.95	2.36

December 31, 2018	2.72	2.36	0.36	10.65	3.30	7.35	4.82	3.27	1.55	5.36	2.82	2.54
September 30, 2018	2.21	2.22	(0.01)	10.76	3.29	7.47	5.01	3.10	1.91	5.49	2.73	2.76
June 30, 2018	2.03	2.04	(0.01)	9.89	3.30	6.59	4.52	3.19	1.33	5.16	2.64	2.52
March 31, 2018	2.21	1.91	0.30	9.44	3.29	6.15	4.36	2.94	1.42	5.06	2.53	2.53

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency MBS cost of funding includes 36, 1, (9), (13), (5), 6, 9 and 26 basis points and Legacy Non-Agency MBS cost of funding includes 24, 1, (14), (20), (4), 5, 8 and 30 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended December 31, 2019, September 30, 2019, June 30, 2019, March 31, 2019, December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

The following table presents the components of the net interest spread earned on our Residential whole loans, at carrying value for the quarterly periods presented:

	Purchased Performing Loans			Purchased Credit Impaired Loans			Total Residential Whole Loans, at Carrying Value
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
December 31, 2019	5.24%	3.61%	1.63%	5.80%	3.51%	2.29%	5.31%	3.59%	1.72%
September 30, 2019	5.55	3.92	1.62	5.77	3.79	1.98	5.58	3.90	1.68
June 30, 2019	5.71	4.22	1.50	5.76	3.98	1.79	5.72	4.17	1.56
March 31, 2019	5.93	4.27	1.66	5.77	4.06	1.71	5.89	4.21	1.68

December 31, 2018	5.79	4.06	1.73	5.71	3.88	1.83	5.77	3.99	1.78
September 30, 2018	5.98	3.80	2.18	5.75	3.80	1.96	5.89	3.80	2.09
June 30, 2018	6.07	—	6.07	5.70	3.86	1.84	5.84	3.86	1.98
March 31, 2018	6.54	—	6.54	5.62	3.56	2.06	5.81	3.56	2.25

(1)	Reflects annualized interest income on Residential whole loans, at carrying value divided by average amortized cost of Residential whole loans, at carrying value. Excludes servicing costs.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements and securitized debt. Total Residential whole loans, at carrying value cost of funding includes 5, 3, 5, 6 and 4 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended December 31, 2019, September 30, 2019, June 30, 2019, March 31, 2019 and December 31, 2018, respectively.

(3)	Reflects the difference between the net yield on average Residential whole loans, at carrying value and average cost of funds on Residential whole loans, at carrying value.

Interest Income

Interest income on our Agency MBS for 2019 decreased by $6.4 million, or 10.3% to $55.9 million from $62.3 million for 2018.  This decrease primarily reflects a $489.8 million decrease in the average amortized cost of our Agency MBS portfolio, due primarily to portfolio run-off and sales, to $2.2 billion for 2019 from $2.7 billion for 2018 partially offset by an increase in the net yield on our Agency MBS to 2.52% for 2019 from 2.30% for 2018.  At the end of 2019, the average coupon on mortgages underlying our Agency MBS was slightly higher compared to the end of 2018.  In addition, during 2019, our Agency MBS portfolio experienced an 18.1% CPR and we recognized $26.5 million of net premium amortization compared to a CPR of 14.4% and $25.9 million of net premium amortization in 2018. At December 31, 2019, we had net purchase premiums on our Agency MBS of $62.8 million, or 3.9% of current par value, compared to net purchase premiums of $103.0 million, or 3.9% of par value, at December 31, 2018.

Interest income on our Non-Agency MBS decreased by $26.7 million, or 11.8%, for 2019 to $200.1 million compared to $226.8 million for 2018. This decrease is primarily due to portfolio run-off and sales of Legacy Non-Agency MBS, which more than offset the impact of higher amounts invested in RPL/NPL MBS, and resulted in a decrease in the average amortized cost of our Non-Agency MBS portfolio of $456.1 million or 16.4%, to $2.3 billion for 2019, from $2.8 billion for 2018.

Interest income on our Legacy Non-Agency MBS for 2019 decreased $32.4 million to $146.6 million from $179.0 million for 2018. This decrease primarily reflects a $497.6 million decrease in the average amortized cost of our Legacy Non-Agency MBS to $1.3 billion for 2019 from $1.8 billion for 2018. This decrease more than offset the impact of the higher yields generated on our Legacy Non-Agency MBS portfolio, which were 11.58% for 2019 compared to 10.15% for 2018. The increase in the net yield on our Legacy Non-Agency MBS portfolio primarily reflects higher accretion income recognized in 2019 due to the impact of redemptions of certain securities that had been previously purchased at a discount, the improved performance of loans underlying the Legacy Non-Agency MBS portfolio, which has resulted in credit reserve releases, changes in interest rates since 2018, as well as the impact of the cash proceeds received during 2019 and 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities and Lehman Brothers Holdings Inc.

Interest Income on our RPL/NPL MBS portfolio increased $5.7 million to $53.4 million for 2019 from $47.8 million for 2018. This increase primarily reflects an increase in the net yield on our RPL/NPL portfolio to 5.04% for 2019 from 4.69% for 2018 and a $41.5 million increase in the average amortized cost of this portfolio to $1.1 billion for 2019 from $1.0 billion from 2018. The increase in the net yield primarily reflects an increase in the average coupon yield to 5.01% for 2019 from 4.55% for

2018 and lower accretion income recognized in 2019 as the level of redemptions in 2018 of securities that had been previously purchased at a discount was higher than in 2019.

During 2019, we recognized net purchase discount accretion of $60.0 million on our Non-Agency MBS, compared to $70.7 million for 2018.  At December 31, 2019, we had net purchase discounts of $526.6 million, including Credit Reserve and previously recognized OTTI of $436.6 million, on our Legacy Non-Agency MBS, or 33.8% of par value.  During 2019, we reallocated $17.7 million of purchase discount designated as Credit Reserve to accretable purchase discount.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
December 31, 2019	3.63%	2.38%	18.1%	6.88%	14.76%	16.4%	5.07%	5.17%	18.8%
September 30, 2019	3.73	2.32	18.6	6.92	10.32	14.9	5.18	5.18	18.2
June 30, 2019	3.76	2.50	18.3	6.91	11.30	15.7	4.98	4.98	16.1
March 31, 2019	3.69	2.77	13.6	6.78	10.45	12.7	4.86	4.90	11.6

December 31, 2018	3.58	2.72	12.5	6.64	10.65	14.7	4.75	4.82	12.9
September 30, 2018	3.32	2.21	16.8	6.32	10.76	16.8	4.56	5.01	19.6
June 30, 2018	3.09	2.03	16.2	6.09	9.89	15.8	4.49	4.52	20.4
March 31, 2018	3.02	2.21	12.7	5.91	9.44	14.9	4.35	4.36	14.0

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

Interest income on our residential whole loans held at carrying value increased by $143.1 million, or 141.8%, for 2019 to $244.0 million compared to $100.9 million for 2018. This increase primarily reflects a $2.6 billion increase in the average balance of this portfolio to $4.4 billion for 2019 from $1.7 billion for 2018 partially offset by a decrease in the yield (excluding servicing costs) to 5.58% for 2019 from 5.80% for 2018.

Interest income on our MSR-related assets increased by $24.2 million, or 85.2%, to $52.6 million for 2019 compared to $28.4 million for 2018. This increase primarily reflects a $535.9 million increase in the average balance of these investments for 2019 to $1.0 billion compared to $479.0 million for 2018 partially offset by a decrease in the yield to 5.19% for 2019 from 5.93% for 2018.

Interest Expense

Our interest expense for 2019 increased by $100.2 million, or 43.1%, to $332.4 million, from $232.2 million for 2018.  This increase primarily reflects an increase in our average borrowings to finance our residential whole loans held at carrying value, MSR-related assets, RPL/NPL MBS and other interest-earning assets, an increase in securitized debt to finance residential whole loans held at fair value and an increase in financing rates on our repurchase agreement financings. In addition, we incurred interest expense on our Convertible Senior Notes issued during 2019. The impact of these items on our interest expense was partially offset by a decrease in our average repurchase agreement borrowings to finance our Legacy Non-Agency MBS, Agency MBS portfolios and CRT securities. The effective interest rate paid on our borrowings increased to 3.52% for 2019, from 3.14% for the 2018.

Payments made and/or received on our Swaps designated as hedges for accounting purposes are a component of our borrowing costs and resulted in interest expense of $927,000, or one basis points, for 2019, compared to interest expense of $3.8 million, or five basis points, for 2018.  The weighted average fixed-pay rate on our Swaps designated as hedges increased to 2.28% for 2019 from 2.12% for 2018.  The weighted average variable interest rate received on our Swaps designated as hedges increased to 2.24% for 2019 from 1.96% for 2018.

Other Income, net

For the 2019, Other Income, net increased by $67.9 million, or 43.0%, to $225.9 million compared to $158.0 million for 2018. The components of Other Income, net for the years ended 2019 and 2018 are summarized in the table below:

	For the Year Ended December 31,
(In Thousands)	2019	2018
Net gains on residential whole loans measured at fair value through earnings	$158,330	$137,619
Net realized gains on residential mortgage securities	62,002	61,307
Net unrealized gain/(loss) on residential mortgage securities measured at fair value through earnings	7,080	(36,815)
Liquidation gains on Purchased Credit Impaired Loans and other loan related income	14,711	13,432
Net loss on Swaps not designated as hedges for accounting purposes	(16,500)	(9,610)
Other	234	(7,958)
Total Other Income, net	$225,857	$157,975

Operating and Other Expense

For 2019, we had compensation and benefits and other general and administrative expenses of $52.6 million, or 1.55% of average equity, compared to $46.1 million, or 1.38% of average equity, for 2018.  Compensation and benefits expense increased by approximately $3.8 million to $32.2 million for 2019, compared to $28.4 million for 2018, primarily reflecting higher headcount and additional expense in connection with long term incentive awards in the current year period. Our other general and administrative expenses increased by $2.8 million to $20.4 million for 2019 compared to $17.7 million for 2018, primarily due to higher information technology related expenses incurred to support the growth in our business, higher costs associated with deferred compensation to Directors in the current year period, which are driven by the changes in our stock price, and transaction costs related to our investments in loan origination partners.

Operating and Other Expense during 2019 also includes $44.5 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $10.9 million, or 32.4%, primarily due to increases in non-recoverable advances and servicing fees that were driven by increases in our REO portfolio.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)	Economic Book Value per Share of Common Stock (7)
December 31, 2019	2.92%	11.90%	25.48%	0.95	3.0	$7.04	$7.44
September 30, 2019	2.79	11.24	25.80	1.00	2.8	7.09	7.41
June 30, 2019	2.74	10.91	26.13	1.00	2.8	7.11	7.40
March 31, 2019	2.66	10.40	26.71	1.05	2.7	7.11	7.32

December 31, 2018	1.87	6.96	28.65	1.54	2.6	7.15	7.35
September 30, 2018	2.94	10.21	30.15	1.05	2.3	7.46	7.63
June 30, 2018	2.58	8.74	31.19	1.18	2.3	7.54	7.75
March 31, 2018	2.93	10.27	29.91	1.00	2.2	7.62	7.81

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)
Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled purchases, obligations to return securities obtained as collateral, Convertible Senior Notes and Senior Notes divided by stockholders’ equity.

(6)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

(7)
“Economic book value” is a non-GAAP financial measure of our financial position. To calculate our Economic book value, our portfolios of Residential whole loans at carrying value are adjusted to their fair value, rather than the carrying value that is required to be reported under the GAAP accounting model applied to these loans. For additional information please refer to page 60 under the heading “Economic Book Value”.

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

The following table provides a reconciliation of our GAAP net income available to common stock and participating securities to our non-GAAP Core earnings for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2019	2018
GAAP Net income to common stockholders - basic	$362,030	$285,858
Adjustments:
Unrealized loss/(gain) on CRT securities measured at fair value through earnings	710	33,526
Unrealized net (gain)/loss on Agency MBS measured at fair value through earnings and related swaps that are not accounted for as hedging transactions	(9,021)	13,252
Total adjustments	$(8,311)	$46,778
Core earnings	$353,719	$332,636

GAAP earnings per common share	$0.80	$0.68
Core earnings per common share	$0.78	$0.79
Weighted average common shares for basic earnings per share	450,972	418,934

Economic Book Value

“Economic book value” is a non-GAAP financial measure of our financial position. To calculate our Economic book value, our portfolios of Residential whole loans at carrying value are adjusted to their fair value, rather than the carrying value that is required to be reported under the GAAP accounting model applied to these loans. This adjustment is also reflected in the table below in our end of period stockholders’ equity. Management considers that Economic book value provides investors with a useful supplemental measure to evaluate our financial position as it reflects the impact of fair value changes for all of our residential mortgage investments, irrespective of the accounting model applied for GAAP reporting purposes. Economic book value does not represent and should not be considered as a substitute for Stockholders’ Equity, as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share for the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
GAAP Total Stockholders’ Equity	$3,384.0	$3,403.4	$3,403.4	$3,404.5	$3,416.1	$3,552.2	$3,206.6	$3,235.4
Preferred Stock, liquidation preference	(200.0)	(200.0)	(200.0)	(200.0)	(200.0)	(200.0)	(200.0)	(200.0)
GAAP Stockholders’ Equity for book value per common share	3,184.0	3,203.4	3,203.4	3,204.5	3,216.1	3,352.2	3,006.6	3,035.4
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	182.4	145.8	131.2	92.1	87.7	78.4	81.0	77.8

Stockholders’ Equity including fair value adjustment to Residential whole loans, at carrying value (Economic book value)	$3,366.4	$3,349.2	$3,334.6	$3,296.7	$3,303.8	$3,430.6	$3,087.6	$3,113.2

GAAP book value per common share	$7.04	$7.09	$7.11	$7.11	$7.15	$7.46	$7.54	$7.62
Economic book value per common share	$7.44	$7.41	$7.40	$7.32	$7.35	$7.63	$7.75	$7.81
Number of shares of common stock outstanding	452.4	451.7	450.6	450.5	449.8	449.5	398.5	398.4

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements include the accounts of all of our subsidiaries.  The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements, giving due consideration to materiality.  Actual results could differ from these estimates.

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

Term Notes Backed by MSR-Related Collateral

Our valuation process for term notes backed by MSR-related collateral is similar to that used for residential mortgage securities and considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity. Other factors taken into consideration include estimated changes in fair value of the related underlying MSR collateral and, as applicable, the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient. Following a re-evaluation during the third quarter of 2019 of the observability of the data used in its fair value estimation process, we determined that it was appropriate to reclassify these assets to Level 2 in the fair value hierarchy as of the end of the third quarter of 2019.

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

Real Estate Owned (REO)

REO represents real estate acquired by the Company, including through foreclosure, deed in lieu of foreclosure, or purchased in connection with the acquisition of residential whole loans. We measure REO assets at the lower of the current carrying amount or fair value less estimated selling costs. We have acquired certain properties that we hold for investment purposes, including rentals to third parties. These properties are held at their historical basis less depreciation, and are subject to impairment. Fair value is estimated through the use of broker price opinions (or BPOs), adjusted based on our experience and knowledge of the markets. REO is illiquid in nature and its valuation is subject to significant uncertainty and judgment and is greatly impacted by local market conditions.

Residential Mortgage Securities

Assessment of Other-Than-Temporary Impairments

Securities classified as AFS are carried on our consolidated balance sheets at their fair value with unrealized gains and losses excluded from earnings (except when an OTTI was recognized, as discussed below) and reported in AOCI, a component of Stockholders’ Equity.

When the fair value of an AFS security is less than its amortized cost at the balance sheet date, the security is considered impaired.  We have assessed our impaired securities on at least a quarterly basis and designated such impairments as either “temporary” or “other-than-temporary.”  If we intend to sell an impaired security, or it is more likely than not that we will be required to sell the impaired security before its anticipated recovery, then we must recognize an OTTI through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If we do not expect to sell an other-than-temporarily impaired security, only the portion of the impairment related to credit losses is recognized through charges to earnings with the remainder recognized through AOCI on the consolidated balance sheets.

In making our assessments about OTTIs, we review and consider certain information relating to our financial position and the impaired securities, including the nature of such securities, the contractual collateral requirements impacting us and our investment and leverage strategies, as well as subjective information, including our current and targeted liquidity position, the credit quality and expected cash flows of the underlying assets collateralizing such securities, and current and anticipated market conditions.  In determining the OTTI related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, we compare the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The determination as to whether an OTTI exists and, if so, the amount of credit impairment recognized in earnings is subjective, as such determinations are based on factual information available at the time of assessment as well as management’s estimates of, and judgments about, the future performance and cash flow projections.  As a result, the timing and amount of OTTIs constitute material estimates that may be susceptible to significant change. Beginning on January 1, 2020, the accounting for OTTIs will change to an allowance-based methodology, as described under “Recent Accounting Standards to be Adopted in Future Periods” below.

The payments of principal and/or interest we receive on our Agency MBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.  Fannie Mae and Freddie Mac are GSEs, but their guarantees are not explicitly backed by the full faith and credit of the United States.  Ginnie Mae is part of a U.S. Government agency and its guarantees are explicitly backed by the full faith and credit of the United States.  We believe that the stronger backing for the guarantors of Agency MBS resulting from the conservatorship of Fannie Mae and Freddie Mac has further strengthened their credit worthiness; however, there can be no assurance that these actions will be adequate for their needs.  Accordingly, if these government actions are inadequate and the GSEs suffer losses in the future or cease to exist, our view of the credit worthiness of our Agency MBS could materially change, which may affect our assessment of impairment for Agency MBS in future periods.  (See Part I, Item 1A., Risk Factors, “The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the U.S. Government, may materially adversely affect our business.”)

Our expectations with respect to our securities in an unrealized loss position may change over time, given, among other things, the dynamic nature of markets and other variables.  Future sales or changes in our expectations with respect to securities in an unrealized loss position could result in us recognizing impairment charges or realizing losses on sales of securities in the future.

Interest Income

Interest income on the Non-Agency MBS that were purchased at a discount to par value and/or are considered to be of less than high credit quality is recognized based on the security’s effective interest rate, which is the security’s IRR. The IRR is determined using management’s estimate of the projected cash flows for each security, which are based on our observations of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, we review and, if appropriate, make adjustments to our cash flow projections based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the IRR/interest income recognized on these securities or in the recognition of impairment charges, and these changes could be significant.

Based on the projected cash flows from our Non-Agency MBS purchased at a discount to par value, a portion of the purchase discount may be designated as Credit Reserve, which effectively mitigates our risk of loss on the mortgages collateralizing such MBS, and is not expected to be accreted into interest income.  The amount designated as Credit Reserve may be adjusted over time, based on the actual performance of the security, its underlying collateral, actual and projected cash flow from such collateral, economic conditions and other factors.  If the performance of a security with a Credit Reserve is more favorable than forecasted, a portion of the amount designated as Credit Reserve may be reallocated to accretable discount and recognized into interest income over time.  Conversely, if the performance of a security with a Credit Reserve is less favorable than forecasted, the amount designated as Credit Reserve may be increased, or impairment charges and write-downs of such securities to a new cost basis could result.

Residential Whole Loans

Residential whole loans included in our consolidated balance sheets are primarily comprised of pools of fixed- and adjustable- rate residential mortgage loans acquired through consolidated trusts in secondary market transactions. The accounting model utilized by us is determined at the time each loan package is initially acquired and is generally based on the delinquency status of the majority of the underlying borrowers in the package at acquisition. The accounting model described below for Purchased Credit Impaired Loans that are held at carrying value is typically utilized by us for Purchased Credit Impaired Loans where the underlying borrower has a delinquency status of less than 60 days at the acquisition date. We also acquire Purchased Performing Loans that are typically held at carrying value, but the accounting methods for income recognition and determination and measurement of any required loan loss reserves differ from those used for Purchased Credit Impaired Loans held at carrying value. The accounting model described below for residential whole loans held at fair value is typically utilized by us for loans where the underlying borrower has a delinquency status of 60 days or more at the acquisition date. The accounting model initially applied is not subsequently changed.

Residential Whole Loans at Carrying Value

Purchased Performing Loans

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

An allowance for loan losses is recorded when, based on current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms of the loan agreement. Any required loan loss allowance would reduce the carrying value of the loan with a corresponding charge to earnings. Significant judgments are required in determining any allowance for loan loss, including assumptions regarding the loan cash flows expected to be collected, the value of the underlying collateral and our ability to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, interest income is recorded under the cash basis method as interest payments are received. Interest accruals are resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or it is legally discharged.

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

Under the application of the accounting model for Purchased Credit Impaired Loans, we may aggregate into pools loans acquired in the same fiscal quarter that are assessed as having similar risk characteristics. For each pool established, or on an individual loans basis for loans not aggregated into pools, we estimate at acquisition, and periodically on at least a quarterly basis, the principal and interest cash flows expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield.” This amount is accreted as interest income over the life of the loans using an effective interest rate (level yield) methodology. Interest income recorded each period reflects the amount of accretable yield recognized and not the coupon interest payments received on the underlying loans. The difference between contractually required principal and interest payments and the cash flows expected to be collected is referred to as the “non-

accretable difference,” and includes estimates of both the effect of prepayments and expected credit losses over the life of the underlying loans.

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

Recent Accounting Standards to Be Adopted in Future Periods

Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (or ASU 2016-13), which has subsequently been amended by ASUs 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Relief,2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, and 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses. The amendments in ASU 2016-13 require entities to measure all expected credit losses (rather than incurred losses) for financial assets held at the reporting date, based on historical experience, current conditions and reasonable and supportable forecasts. Entities will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 also requires enhanced financial statement disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. ASU 2016-13 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption was permitted for all entities for annual periods beginning after December 15, 2018, and interim periods therein. The amendments in this ASU are required to be applied by recording a cumulative-effect adjustment to equity as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. We adopted the new ASU on January 1, 2020. The impact of adoption was that the allowance for loan losses on our Purchased Performing Loans increased by approximately $8.3 million. This transition adjustment was recorded as an increase in our allowance for loan losses and an adjustment to decrease retained earnings as of the adoption date. In addition, for our Purchased Credit Impaired Loans, the carrying value of the portfolio is adjusted on transition to include an estimate of the allowance for credit losses as required by the new standard. For financial statement reporting purposes, this adjusted carrying value will be presented net of the estimated allowance for loan losses. Consequently, the adjustments recorded on transition for our Purchased Credit Impaired Loan portfolio do not result in any adjustment to retained earnings as of the adoption date. We do not consider these transition adjustments to be material to our financial position or previously reported GAAP or economic book value. We continue to work on analyzing and developing the disclosure information required by ASU 2016-13 in our future interim and annual financial statements.

Under ASU 2016-13, credit losses for available-for-sale debt securities should be measured in a manner similar to current GAAP. However, the amendments in this ASU require that credit losses be recorded through an allowance for credit losses, which will allow subsequent reversals in credit loss estimates to be recognized in current income. In addition, the allowance on available-for-sale debt securities will be limited to the extent that the fair value is less than the amortized cost. Based on our initial evaluation of the amendments in this ASU, we anticipate being required to make changes to the way we account for credit impairment losses on our available-for-sale debt securities. Under our current accounting, credit impairment losses are generally required to be recorded as OTTI, which directly reduce the carrying amount of impaired securities, and are recorded in earnings and are not reversed if expected cash flows subsequently recover. Under the new guidance, credit impairments on such securities will be recorded as an allowance for credit losses that are also recorded in earnings, but the allowance can be reversed through earnings in a subsequent period if expected cash flows subsequently recover. Transition to the new available-for-sale debt securities guidance did not result in a material change to our retained earnings.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at December 31, 2019, we had approximately 8.9 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During 2019, we issued 322,888 shares of common stock through our DRSPP, raising net proceeds of approximately $2.4 million, and 1,357,526 shares of common stock through our ATM Program, raising net proceeds of approximately $9.9 million.

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

The following tables present information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at December 31, 2019 and 2018:

At December 31, 2019	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.46%	3.00%	5.00%
Legacy Non-Agency MBS	20.27	15.00	35.00
RPL/NPL MBS	21.52	15.00	30.00
CRT securities	18.84	12.50	25.00
Residential whole loans (1)	20.07	8.00	50.00
MSR-related assets	21.18	20.00	30.00
Other	22.01	20.00	35.00

At December 31, 2018	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Agency MBS	4.60%	3.00%	5.00%
Legacy Non-Agency MBS	21.38	15.00	35.00
RPL/NPL MBS	21.31	15.00	30.00
CRT securities	20.01	17.00	25.00
Residential whole loans	16.55	8.00	33.00
MSR-related assets	21.88	20.00	30.00
Other	21.15	20.00	35.00

(1)
At December 31, 2019, includes repurchase agreements with an aggregate balance of $146.3 million secured by RPL/NPL MBS obtained in connection with our loan securitization transactions that are eliminated in consolidation. Such repurchase agreements had a weighted average haircut of 29.7%, a minimum haircut of 15.0%, and a maximum haircut of 50.0%.

Over the course of 2019, the weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have remained fairly consistent compared to the end of 2018.

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

At December 31, 2019, we had a total of $11.2 billion of residential whole loans, MBS, CRT securities, MSR-related assets and other interest-earning assets and $42.0 million of restricted cash pledged against our repurchase agreements and Swaps. At December 31, 2019 we have access to various sources of liquidity which we estimate exceeds $114.2 million. This includes (i) $70.6 million of cash and cash equivalents; (ii) $31.2 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that is currently pledged in excess of contractual requirements; and (iii) $12.4 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements.  Our sources of liquidity do not include restricted cash. In addition, we have $1.1 billion of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets, including loan securitization.

The table below presents certain information about our borrowings under repurchase agreement and securitized debt:

	Repurchase Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
December 31, 2019	$8,781,646	$9,139,821	$9,139,821	$590,813	$570,952	$594,458
September 30, 2019	8,654,350	8,571,422	8,833,159	617,689	605,712	621,071
June 30, 2019	8,621,895	8,630,642	8,639,311	645,972	627,487	649,405
March 31, 2019	8,282,621	8,509,713	8,509,713	675,678	659,184	679,269

December 31, 2018	7,672,309	7,879,087	7,879,087	699,207	684,420	702,377
September 30, 2018	6,594,050	7,278,270	7,278,270	665,572	714,203	744,521
June 30, 2018	6,189,916	5,892,228	6,319,178	432,283	518,655	523,490
March 31, 2018	6,519,390	6,558,860	6,558,860	357,819	351,278	361,002

December 31, 2017	6,661,020	6,614,701	6,760,360	212,445	363,944	363,944
September 30, 2017	7,022,913	6,871,443	7,023,702	139,276	137,327	141,088
June 30, 2017	7,612,393	7,040,844	7,763,860	30,414	143,698	143,698
March 31, 2017	8,494,853	8,137,102	8,564,493	—	—	—

(1)
The information presented in the table above excludes $230.0 million of Convertible Senior Notes issued in June 2019 and $100.0 million of Senior Notes issued in April 2012.  The outstanding balance of both the Convertible Senior Notes and Senior Notes have been unchanged since issuance.

Cash Flows and Liquidity for the Year Ended December 31, 2019

Our cash, cash equivalents and restricted cash increased by $46.0 million during the year ended December 31, 2019, reflecting: $1.1 billion used in our investing activities, $215.8 million provided by our operating activities and $964.9 million provided by our financing activities.

At December 31, 2019, our debt-to-equity multiple was 3.0 times compared to 2.6 times at December 31, 2018.  At December 31, 2019, we had borrowings under repurchase agreements of $9.1 billion with 28 counterparties, of which $1.6 billion were secured by Agency MBS, $1.1 billion were secured by Legacy Non-Agency MBS, $495.1 million were secured by RPL/NPL MBS, $203.6 million were secured by CRT securities, $4.7 billion were secured by residential whole loans, $962.5 million were secured by MSR-related assets and $57.2 million were secured by other interest-earning assets.  We continue to have available capacity under our repurchase agreement credit lines.  In addition, at December 31, 2019, we had securitized debt of $571.0 million in connection with our loan securitization transactions. At December 31, 2018, we had borrowings under repurchase agreements of $7.9 billion with 26 counterparties, of which $2.4 billion were secured by Agency MBS, $1.4 billion were secured by Legacy Non-Agency MBS, $1.1 billion were secured by RPL/NPL MBS, $391.6 million were secured by CRT securities, $2.0 billion were secured by residential whole loans, $474.1 million were secured by MSR-related assets and $76.4 million were secured by other interest-earning assets. In addition, at December 31, 2018, we had $684.4 million in connection with our loan securitization transactions.

During 2019, $1.1 billion was used in our investing activities. We paid $4.6 billion for purchases of residential whole loans, loan related investments and capitalized advances, and purchased $673.7 million of MSR-related assets, $324.0 million of Non-Agency MBS and $10.5 million of CRT securities funded with cash and repurchase agreement borrowings. In addition, during 2019, we received cash of $2.1 billion from prepayments and scheduled amortization on our MBS, CRT securities and MSR-related assets, of which $680.0 million was attributable to Agency MBS, $1.3 billion was from Non-Agency MBS, and $73.7 million was attributable to MSR-related assets, and we sold certain of our investments securities for $908.7 million, realizing net gains of $62.0 million. While we generally intend to hold our MBS and CRT securities as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In addition, during 2019 we received $1.4 billion of principal payments on residential whole loans and $108.0 million of proceeds on sales of REO.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received For Reverse Margin Calls	Net Assets Received/(Pledged) For Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
December 31, 2019	$—	$26,972	$26,972	$18,311	$(8,661)
September 30, 2019	77,214	35,271	112,485	129,132	16,647
June 30, 2019	26,037	1,019	27,056	7,295	(19,761)
March 31, 2019	49,139	—	49,139	65,461	16,322

(1)	Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth and/or profitability requirements, maximum debt-to-equity ratios and minimum market capitalization requirements.  We were in compliance with all of our financial covenants through December 31, 2019.

During 2019, we paid $361.6 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $15.0 million on our preferred stock.  On December 12, 2019, we declared our fourth quarter 2019 dividend on our common stock of $0.20 per share; on January 31, 2020, we paid this dividend, which totaled approximately $90.7 million, including dividend equivalents of approximately $276,000.

We believe that we have adequate financial resources to meet our current obligations, including margin calls, as they come due, to fund dividends we declare and to actively pursue our investment strategies.  However, should the value of our residential mortgage assets suddenly decrease, significant margin calls on our repurchase agreement borrowings could result and our liquidity position could be materially and adversely affected.  Further, should market liquidity tighten, our repurchase agreement counterparties might increase our margin requirements on new financings, reducing our ability to use leverage.  Access to financing may also be negatively impacted by the ongoing volatility in the world financial markets, potentially adversely impacting our current or potential lenders’ ability or willingness to provide us with financing.  In addition, there is no assurance that favorable market conditions will continue to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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

AGGREGATE CONTRACTUAL OBLIGATIONS

The following table summarizes the effect on our liquidity and cash flows in future periods related to principal and interest owed on contractual financing obligations:

	Due During the Year Ending December 31,
(In Thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Repurchase agreements	$8,232,945	$907,999	$—	$—	$—	$—	$9,140,944
Interest expense on repurchase agreements (1)	92,965	24,009	—	—	—	—	116,974
Securitized debt (2)	551,533	22,367	—	—	—	—	573,900
Interest expense on securitized debt (1)	5,571	803	—	—	—	—	6,374
Convertible Senior Notes (1)	—	—	—	—	230,000	—	230,000
Interest expense on Convertible Senior Notes (3)	14,375	14,375	14,375	14,375	6,549	—	64,049
Senior Notes (4)	—	—	—	—	—	100,000	100,000
Interest expense on Senior Notes (1)	8,000	8,000	8,000	8,000	8,000	140,000	180,000
Long-term lease obligations (5)	2,638	434	85	86	65	—	3,308
Total	$8,908,027	$977,987	$22,460	$22,461	$244,614	$240,000	$10,415,549
(1)  Interest expense based on the interest rate in effect at December 31, 2019.
(2)  Securitized debt is contractually scheduled to mature by 2057. However, the weighted average life of the securitized debt is estimated to be approximately four months.
(3) Convertible Senior Notes will mature on June 15, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. Excludes debt issuance costs of $6.0 million.
(4)  Senior Notes mature April 2042 but may be redeemed, in whole or in part, at any time on or after April 15, 2017. Excludes debt issuance costs of $3.1 million.
(5) Table excludes amounts related to the lease agreement for new office space as we are not contractually obligated to make rental payments until 14 months after a temporary certificate of occupancy is delivered to the landlord, which is currently expected to occur on or before October 2020.

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

At December 31, 2019, our $3.1 billion of Agency MBS and Legacy Non-Agency MBS were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
Time to Reset

(Dollars in Thousands)
< 2 years (5)	$722,078	6	18.0%	$866,868	5	16.5%	$1,588,946	5	17.2%
2-5 years	84,843	35	17.5	—	—	—	84,843	35	17.5
> 5 years	1,561	90	0.1	—	—	—	1,561	90	0.1
ARM-MBS Total	$808,482	9	17.9%	$866,868	5	16.5%	$1,675,350	7	17.2%
15-year fixed (6)	$575,183		10.6%	$594		62.4%	$575,777		12.3%
30-year fixed (6)	280,303		34.4	511,155		14.7	791,458		21.0
40-year fixed (6)	—		—	47,052		17.0	47,052		17.0
Fixed-Rate Total	$855,486		18.4%	$558,801		16.3%	$1,414,287		17.4%
MBS Total	$1,663,968		18.1%	$1,425,669		16.4%	$3,089,637		17.3%

(1)	Excludes $635.0 million of RPL/NPL MBS. Refer to table below for further information.

(2)	Does not include principal payments receivable of $614,000.

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

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at December 31, 2019:

	Fair Value	Net Coupon	Months to Step-Up (1)	3 Month Average Bond CPR (2)
(Dollars in Thousands)
Re-Performing loans	$114,475	4.45%	18	—%
Non-Performing loans	520,530	5.13	23	22.3
Total RPL/NPL MBS	$635,005	5.01%	22	18.8%

(1)
Months to step-up is the weighted average number of months remaining before the coupon interest rate increases pursuant to the first coupon reset. We anticipate that the securities will be redeemed prior to the step-up date.

(2)	All principal payments are considered to be prepayments for CPR purposes.

At December 31, 2019, our CRT securities and MSR-related assets had a fair value of $255.4 million and $1.2 billion, respectively, and their coupons reset monthly based on one-month LIBOR.

The interest rates for the vast majority of our investments, financings and hedging transactions are either explicitly or indirectly based on LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of such change, including the establishment of potential alternative reference rates, on the economy or markets we are active in either currently or in the future, or on any of our assets or liabilities whose interest rates are based on LIBOR. We are in the process of evaluating the potential impact of a discontinuation of LIBOR after 2021 on our portfolio, as well as the related accounting impact. However, we expect that throughout 2020, we will work closely with the Trustee companies and/or other entities that are involved in calculating the interest rates for our residential mortgage securities and securitized debt, our loan servicers for our hybrid and floating rate loans, and with the various counterparties to our financing and hedging transactions in order to determine what changes, if any, are required to be made to existing agreements for these transactions.

Shock Table

The information presented in the following “Shock Tables” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps, over the next 12 months based on the assets in our investment portfolio at December 31, 2019 and 2018.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at December 31, 2019 and 2018.

December 31, 2019

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$13,336,868	$25,982	$13,362,850	$(225,169)	(3.63)%	(1.66)%
+ 50 Basis Point Increase	$13,486,554	$(792)	$13,485,762	$(102,257)	(1.51)%	(0.75)%
Actual at December 31, 2019	$13,615,584	$(27,565)	$13,588,019	$—	—	—
- 50 Basis Point Decrease	$13,723,957	$(54,339)	$13,669,618	$81,599	1.26%	0.60%
-100 Basis Point Decrease	$13,811,673	$(81,113)	$13,730,560	$142,541	2.01%	1.05%

December 31, 2018

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$12,001,744	$77,527	$12,079,271	$(145,118)	(4.04)%	(1.19)%
+ 50 Basis Point Increase	$12,123,276	$35,721	$12,158,997	$(65,392)	(1.51)%	(0.53)%
Actual at December 31, 2018	$12,230,474	$(6,085)	$12,224,389	$—	—	—
- 50 Basis Point Decrease	$12,323,338	$(47,891)	$12,275,447	$51,058	1.15%	0.42%
-100 Basis Point Decrease	$12,401,867	$(89,697)	$12,312,170	$87,781	0.34%	0.72%

(1)	Such assets include MBS and CRT securities, residential whole loans and REO, MSR-related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2019 and 2018.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At December 31, 2019 and 2018, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At December 31, 2019, the impact on portfolio value was an approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps and securitized debt and other fixed rate debt, of 1.36, which is the weighted average of 1.50 for our Agency MBS, 0.94 for our Non-Agency investments, 2.35 for our Residential whole loans, (1.32) for our Swaps and securitized debt and other fixed rate debt, and 0.18 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.61), which is the weighted average of (0.61) for our Agency MBS, zero for our Swaps and securitized debt and other fixed rate debt, (0.12) for our Non-Agency MBS, (0.89) for our Residential whole loans, and zero for our Other assets and cash and cash equivalents. At December 31, 2018, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps, of 0.96 which is the weighted average of 2.04 for our Agency MBS, 0.94 for our Non-Agency investments, 2.17 for our Residential whole loans, (2.15) for our Swaps and securitized debt and 0.19 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.47), which is the weighted average of (0.86) for our Agency MBS, zero for our Swaps and securitized debt, (0.12) for our Non-Agency MBS, (0.60) for our Residential whole loans and zero for our Other assets and cash and cash equivalents.  The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements, which includes the cost and/or benefit from Swaps.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

Legacy Non-Agency MBS

Our investment process for Legacy Non-Agency MBS involves analysis focused primarily on quantifying and pricing credit risk.  When we purchase Legacy Non-Agency MBS, we assign certain assumptions to each of the MBS, including but not limited to, future interest rates, voluntary prepayment rates, mortgage modifications, default rates and loss severities, and generally allocate a portion of the purchase discount as a Credit Reserve which provides credit protection for such securities.  As part of our surveillance process, we review our Legacy Non-Agency MBS by tracking their actual performance compared to the securities’ expected performance at purchase or, if we have modified our original purchase assumptions, compared to our revised performance expectations.  To the extent that actual performance of a Legacy Non-Agency MBS is less favorable than its expected performance, we may revise our performance expectations.  As a result, we could reduce the accretable discount on the security and/or recognize impairment charges through earnings, either of which could have a material adverse impact on our operating results.

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics of the mortgage loans underlying our Legacy Non-Agency MBS.  The following table presents certain information about our Legacy Non-Agency MBS portfolio at December 31, 2019.  Information presented with respect to the weighted average Fair Isaac Corporation (or FICO) scores and other information aggregated based on information reported at the time of mortgage origination are historical and, as such, do not reflect the impact of the general changes in home prices or changes in borrowers’ credit scores or the current use of the mortgaged properties.

The information in the table below is presented as of December 31, 2019:

(Dollars in Thousands)	Securities with Average Loan FICO of 715 or Higher (1)	Securities with Average Loan FICO Below 715 (1)	Total

Number of securities	156	135	291
MBS current face (2)	$847,335	$712,784	$1,560,119
Total purchase discounts, net (2)	$(254,656)	$(271,978)	$(526,634)
Purchase discount designated as Credit Reserve and OTTI (2)(3)	$(189,672)	$(246,925)	$(436,597)
Purchase discount designated as Credit Reserve and OTTI as percentage of current face	22.4%	34.6%	28.0%
MBS amortized cost (2)	$592,679	$440,806	$1,033,485
MBS fair value (2)	$791,759	$633,910	$1,425,669
Weighted average fair value to current face	93.4%	88.9%	91.4%
Weighted average coupon (4)	4.47%	5.02%	4.72%
Weighted average loan age (months) (4)(5)	160	165	162
Weighted average current loan size (4)(5)	$420	$268	$351
Percentage amortizing (6)	100%	99%	100%
Weighted average FICO score at origination (4)(7)	728	702	716
Owner-occupied loans	90.9%	88.1%	89.7%
Rate-term refinancings	24.7%	18.0%	21.7%
Cash-out refinancings	35.0%	45.1%	39.6%
3 Month CPR (5)	17.5%	15.7%	16.7%
3 Month CRR (5)(8)	15.5%	12.4%	14.1%
3 Month CDR (5)(8)	2.7%	4.3%	3.4%
3 Month loss severity	67.1%	64.9%	65.8%
60+ days delinquent (7)	9.2%	11.9%	10.5%
Percentage of always current borrowers (Lifetime) (9)	23.4%	19.7%	21.7%
Percentage of always current borrowers (12M) (10)	77.4%	71.4%	74.7%

(1)	FICO score is used by major credit bureaus to indicate a borrower’s creditworthiness at time of loan origination.

(2)
Excludes Non-Agency MBS issued since 2012 in which the underlying collateral consists of RPL/NPL MBS. These Non-Agency MBS have a current face of $632.3 million amortized cost of $631.8 million, fair value of $635.0 million and purchase discounts of approximately $581,000 at December 31, 2019.

(3)	Purchase discounts designated as Credit Reserve and OTTI are not expected to be accreted into interest income.

(4)	Weighted average is based on MBS current face at December 31, 2019.

(5)	Information provided is based on loans for individual groups owned by us.

(6)	Percentage of face amount for which the original mortgage note contractually calls for principal amortization in the current period.

(7)	Information provided is based on loans for all groups that provide credit enhancement for MBS with credit enhancement.

(8)	CRR represents voluntary prepayments and CDR represents involuntary prepayments.

(9)	Percentage of face amount of loans for which the borrower has not been delinquent since origination.

(10)	Percentage of face amount of loans for which the borrower has not been delinquent in the last twelve months.

The mortgages securing our Legacy Non-Agency MBS are located in many geographic regions across the United States.  The following table presents the five largest geographic concentrations by state of the mortgages collateralizing our Legacy Non-Agency MBS at December 31, 2019:

Property Location	Percent of Unpaid Principal Balance
California	43.6%
Florida	8.0%
New York	8.2%
Maryland	4.0%
New Jersey	3.9%

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

The following table presents certain information about our Residential whole loans, at carrying value at December 31, 2019:

	Purchased Performing Loans (1)		Purchased Credit Impaired Loans
	Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	Total
Carrying value	$5,012,053	$358,599	$396,852	$301,622	$6,069,126
Unpaid principal balance (UPB)	$4,915,686	$352,409	$468,379	$404,947	$6,141,421
Weighted average coupon (2)	6.2%	6.5%	4.5%	4.4%	6.0%
Weighted average term to maturity (months)	283	348	270	322	288
Weighted average LTV (3)	64.2%	89.1%	57.7%	108.3%	68.0%
Loans 90+ days delinquent (UPB)	$89,297	$2,023	$41,458	$67,541	$200,319

(1)	Excludes an allowance for loan losses of $2.8 million for Purchased Performing Loans at December 31, 2019.

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

(3)
LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $269.2 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 69%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at December 31, 2019:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	38.6%
Florida	12.0%
New York	7.3%
New Jersey	5.2%
Georgia	3.3%

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

LIQUIDITY RISK

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  We pledge residential mortgage assets and cash to secure our repurchase agreements and Swaps.  At December 31, 2019, we had access to various sources of liquidity which we estimate to be in excess of $114.2 million, an amount which includes: (i) $70.6 million of cash and cash equivalents, (ii) $31.2 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that are currently pledged in excess of contractual requirements, and (iii) $12.4 million in estimated financing available from currently unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that is currently pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. In addition, we have $1.1 billion of unencumbered residential whole loans. We are evaluating potential opportunities to finance these assets including loan securitization. Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. As such, we cannot assure you that we will always be able to roll over our repurchase agreement financings. Further, should market liquidity tighten, our repurchase agreement counterparties may increase our margin requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of MFA Financial, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2019, and the related notes and Schedule IV - Mortgage Loans on Real Estate as of December 31, 2019 (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Assessment of the valuation of residential whole loans, at fair value
As discussed in Notes 2, 4 and 14 to the consolidated financial statements, the Company holds certain residential whole loans at fair value on its consolidated balance sheet as a result of a fair value election made at the time of acquisition. Subsequent changes in fair value are reported in current period earnings and presented in net gain on residential whole loans measured at fair value through earnings on the consolidated statement of operations. As of December 31, 2019, the Company held $1.4 billion of residential whole loans, at fair value. The Company determines the fair value of its residential whole loans held at fair value after considering valuations obtained from a third-party that specializes in providing valuations of residential mortgage loans. The valuation approach depends on whether the loan is considered performing or non-performing at the valuation date. For performing loans, estimates of fair value are derived using a discounted cash flow approach, where estimates of cash flows are determined from the scheduled payments, adjusted using assumptions for forecasted prepayment, default, and loss given default rates. For non-performing loans, asset liquidation cash flows are derived based on assumptions, including the property’s appraised value, estimated time to liquidate the loan, expected liquidation costs, and home price appreciation. Estimated cash flows for both performing and non-performing loans are discounted using yields to arrive at an exit price for the asset.

We identified the assessment of the valuation of residential whole loans, at fair value, as a critical audit matter because there is a high degree of subjectivity in determining the aforementioned assumptions, which are not readily observable in the market. The evaluation of the assumptions to determine the valuation of residential whole loans, at fair value, required challenging auditor judgment as the assumptions used were sensitive to changes in home prices and/or credit quality of the borrower.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s valuation process including controls to (1) evaluate the third-party derived aforementioned assumptions used to determine the fair value and (2) assess the third-party developed valuation techniques and models. We involved valuation professionals with specialized skills and knowledge, who assisted in:

•	evaluating the significant assumptions used by the Company by comparing them to market data for comparable peers and/or publicly available market data research studies; and

•
developing an independent fair value estimate using publicly available external market data collectively with independently developed valuation models and/or inputs, and compared the results of our estimate of fair value to the Company’s fair value estimate.

Assessment of the accretable yield on purchased credit impaired loans
As discussed in Notes 2 and 4 to the consolidated financial statements, the Company has elected to account for certain loans as credit impaired as they were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Under the application of the accounting model for purchased credit impaired loans, the Company may aggregate into pools loans acquired in the same fiscal quarter that are assessed as having similar risk characteristics. For each pool established, or on an individual loan basis for loans not aggregated into pools, the Company estimates at acquisition and periodically, the principal and interest cash flows expected to be collected. The difference between the cash flows expected to be collected and the carrying amount of the loans is referred to as the “accretable yield.” This amount is accreted as interest income over the life of the loans using an effective interest rate methodology. As of December 31, 2019, the remaining balance of accretable yield was $339.0 million. During the year ended December 31, 2019, $43.3 million of accretable yield was recognized in interest income.
We identified the assessment of the accretable yield on purchased credit impaired loans as a critical audit matter because of the complexity and significant judgment involved in the estimate. The methodology used to estimate the cash flows in the determination of the accretable yield requires certain key assumptions. Specifically, the prepayment rate, default rate, and loss severity assumptions required challenging auditor judgment to evaluate as changes to those assumptions could have a significant effect on the accretable yield.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s accretable yield process, including controls to assess the quarterly loan yield and cash flows, including management’s challenge of the aforementioned key assumptions at the loan pool level, or individual loan level for loans not aggregated into pools. We involved valuation professionals with specialized skills and knowledge who assisted in the evaluation of the key assumptions at the loan pool level, or individual loan level for loans not aggregated into pools, used by the Company to estimate cash flows, by comparing the Company’s accretable yield against our independent estimate of the accretable yield using publicly available market data sources collectively with independently developed assumptions.
Assessment of the effective yield income on non-agency mortgage backed securities (MBS)
As discussed in Notes 2 and 3 to the consolidated financial statements, interest income on the Non-Agency MBS that were purchased at a discount to par value and/or are considered to be of less than high credit quality is recognized based on the security’s effective interest rate, which is the security’s internal rate of return (“IRR”). The IRR is determined using the Company’s estimate of the cash flows for each security. On at least a quarterly basis, the Company evaluates and, if appropriate, makes adjustments to its cash flow estimates based on input and analysis received from external sources, internal models and its judgment about interest rates, prepayment rates, the timing and amount of credit losses and other factors. As of December 31, 2019, the Company held $2.1 billion of Non-Agency MBS and recognized $60.0 million of interest income based on the effective yield method.
We identified the assessment of the effective yield income on Non-Agency MBS as a critical audit matter because of the complexity and significant judgment involved in the estimate. The methodology used to estimate the cash flows in the determination of the effective yield requires certain key assumptions. Specifically, the prepayment rate, default rate and loss severity assumptions required challenging auditor judgment to evaluate as changes to those assumptions could have a significant effect on the effective yield.

The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s effective yield process, including controls to assess the quarterly yield and cash flows, including management’s challenge of the aforementioned key assumptions at the security level. We involved valuation professionals with specialized skills and knowledge who assisted in the evaluation of the key assumptions at the security level used by the Company to estimate the effective yield. This involved comparing the Company’s cash flows in the determination of the effective yield against our independent estimate of the cash flows using publicly available market data sources collectively with independently developed assumptions. We tested the mathematical accuracy of the Company’s effective yield calculation.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

New York, New York
February 21, 2020

MFA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	December 31, 2019	December 31, 2018
Assets:
Residential mortgage securities:
Agency MBS, at fair value ($1,658,614 and $2,575,331 pledged as collateral, respectively)	$1,664,582	$2,698,213
Non-Agency MBS, at fair value ($2,055,802 and $3,248,900 pledged as collateral, respectively)	2,063,529	3,318,299
Credit Risk Transfer (“CRT”) securities, at fair value ($252,175 and $480,315 pledged as collateral, respectively)	255,408	492,821
Residential whole loans, at carrying value ($4,847,782 and $1,645,372 pledged as collateral, respectively) (1)	6,066,345	3,016,715
Residential whole loans, at fair value ($794,684 and $738,638 pledged as collateral, respectively) (1)	1,381,583	1,665,978
Mortgage servicing rights (“MSR”) related assets ($1,217,002 and $611,807 pledged as collateral, respectively)	1,217,002	611,807
Cash and cash equivalents	70,629	51,965
Restricted cash	64,035	36,744
Other assets	784,251	527,785
Total Assets	$13,567,364	$12,420,327

Liabilities:
Repurchase agreements	$9,139,821	$7,879,087
Other liabilities	1,043,591	1,125,139
Total Liabilities	$10,183,412	$9,004,226

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Common stock, $.01 par value; 886,950 shares authorized; 452,369 and 449,787 shares issued and outstanding, respectively	4,524	4,498
Additional paid-in capital, in excess of par	3,640,341	3,623,275
Accumulated deficit	(631,040)	(632,040)
Accumulated other comprehensive income	370,047	420,288
Total Stockholders’ Equity	$3,383,952	$3,416,101
Total Liabilities and Stockholders’ Equity	$13,567,364	$12,420,327

(1)
Includes approximately $186.4 million and $209.4 million of Residential whole loans, at carrying value and $567.4 million and $694.7 million of Residential whole loans, at fair value transferred to consolidated variable interest entities (“VIEs”) at December 31, 2019 and 2018, respectively. Such assets can be used only to settle the obligations of each respective VIE.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2019	2018	2017
Interest Income:
Agency MBS	$55,901	$62,303	$65,355
Non-Agency MBS	200,070	226,796	271,112
CRT securities	18,583	33,376	31,715
Residential whole loans held at carrying value	243,980	100,921	36,187
MSR-related assets	52,647	28,420	24,830
Cash and cash equivalent investments	3,393	2,936	4,249
Other interest-earning assets	7,152	923	—
Interest Income	$581,726	$455,675	$433,448

Interest Expense:
Repurchase agreements	$292,050	$205,338	$186,347
Other interest expense	40,306	26,848	10,794
Interest Expense	$332,356	$232,186	$197,141

Net Interest Income	$249,370	$223,489	$236,307

Other Income, net:
Net gain on residential whole loans measured at fair value through earnings	$158,330	$137,619	$90,045
Net realized gain on sales of residential mortgage securities	62,002	61,307	39,577
Net unrealized gain/(loss) on residential mortgage securities measured at fair value through earnings	7,080	(36,815)	27,709
Net loss on Swaps not designated as hedges for accounting purposes	(16,500)	(9,610)	—
Other, net	14,945	5,474	656
Other Income, net	$225,857	$157,975	$157,987

Operating and Other Expense:
Compensation and benefits	$32,235	$28,423	$31,673
Other general and administrative expense	20,413	17,653	17,960
Loan servicing and other related operating expenses	44,462	33,587	22,268
Operating and Other Expense	$97,110	$79,663	$71,901

Net Income	$378,117	$301,801	$322,393
Less Preferred Stock Dividends	15,000	15,000	15,000
Net Income Available to Common Stock and Participating Securities	$363,117	$286,801	$307,393

Basic Earnings per Common Share	$0.80	$0.68	$0.79
Diluted Earnings per Common Share	$0.79	$0.68	$0.79

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
(In Thousands)	2019	2018	2017
Net income	$378,117	$301,801	$322,393
Other Comprehensive Income/(Loss):
Unrealized gain/(loss) on Agency MBS, net	21,844	(17,891)	(39,158)
Unrealized (loss)/gain on Non-Agency MBS, CRT securities and MSR term notes, net	(1,509)	(132,751)	79,142
Reclassification adjustment for MBS sales included in net income	(44,600)	(51,580)	(38,707)
Reclassification adjustment for other-than-temporary impairments included in net income	(180)	(1,259)	(1,032)
Derivative hedging instrument fair value changes, net	(23,342)	14,545	35,297
Amortization of de-designated hedging instruments, net	(2,454)	—	—
Other Comprehensive Income/(Loss)	(50,241)	(188,936)	35,542
Comprehensive income before preferred stock dividends	$327,876	$112,865	$357,935
Dividends declared on preferred stock	(15,000)	(15,000)	(15,000)
Comprehensive Income Available to Common Stock and Participating Securities	$312,876	$97,865	$342,935

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	For the Year Ended December 31, 2019
(In Thousands, Except Per Share Amounts)			Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	8,000	$80	449,787	$4,498	$3,623,275	$(632,040)	$420,288	$3,416,101
Net income	—	—	—	—	—	378,117	—	378,117
Issuance of common stock, net of expenses	—	—	3,145	26	12,299	—	—	12,325
Repurchase of shares of common stock (1)	—	—	(563)	—	(4,118)	—	—	(4,118)
Equity based compensation expense	—	—	—	—	9,230	—	—	9,230
Accrued dividends attributable to stock-based awards	—	—	—	—	(345)	—	—	(345)
Dividends declared on common stock ($0.80 per share)	—	—	—	—	—	(361,033)	—	(361,033)
Dividends declared on preferred stock ($1.875 per share)	—	—	—	—	—	(15,000)	—	(15,000)
Dividends attributable to dividend equivalents	—	—	—	—	—	(1,084)	—	(1,084)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	(24,445)	(24,445)
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	(25,796)	(25,796)
Balance at December 31, 2019	8,000	$80	452,369	$4,524	$3,640,341	$(631,040)	$370,047	$3,383,952

	For the Year Ended December 31, 2018
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	8,000	$80	397,831	$3,978	$3,227,304	$(578,950)	$609,224	$3,261,636
Cumulative effect adjustment on adoption of new accounting standard for revenue recognition	—	—	—	—	—	295	—	295
Net income	—	—	—	—	—	301,801	—	301,801
Issuance of common stock, net of expenses	—	—	52,420	520	391,625	—	—	392,145
Repurchase of shares of common stock (1)	—	—	(464)	—	(3,392)	—	—	(3,392)
Equity based compensation expense	—	—	—	—	7,999	—	—	7,999
Accrued dividends attributable to stock-based awards	—	—	—	—	(261)	—	—	(261)
Dividends declared on common stock ($0.80 per share)	—	—	—	—	—	(339,244)	—	(339,244)
Dividends declared on preferred stock ($1.875 per share)	—	—	—	—	—	(15,000)	—	(15,000)
Dividends attributable to dividend equivalents	—	—	—	—	—	(942)	—	(942)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	(203,481)	(203,481)
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	14,545	14,545
Balance at December 31, 2018	8,000	$80	449,787	$4,498	$3,623,275	$(632,040)	$420,288	$3,416,101

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	For the Year Ended December 31, 2017
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2016	8,000	$80	371,854	$3,719	$3,029,062	$(572,641)	$573,682	$3,033,902
Net income	—	—	—	—	—	322,393	—	322,393
Issuance of common stock, net of expenses	—	—	26,722	259	196,549	—	—	196,808
Repurchase of shares of common stock (1)	—	—	(745)	—	(5,995)	—	—	(5,995)
Equity based compensation expense	—	—	—	—	7,872	—	—	7,872
Accrued dividends attributable to stock-based awards	—	—	—	—	(184)	—	—	(184)
Dividends declared on common stock ($0.80 per share)	—	—	—	—	—	(312,810)	—	(312,810)
Dividends declared on preferred stock ($1.875 per share)	—	—	—	—	—	(15,000)	—	(15,000)
Dividends attributable to dividend equivalents	—	—	—	—	—	(892)	—	(892)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	245	245
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	35,297	35,297
Balance at December 31, 2017	8,000	$80	397,831	$3,978	$3,227,304	$(578,950)	$609,224	$3,261,636

(1) For the year ended December 31, 2019, includes approximately $4.1 million (562,815 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2018, includes approximately $3.4 million (464,429 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2017, includes approximately $6.0 million (744,588 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the Year Ended December 31,
(In Thousands)	2019	2018	2017
Cash Flows From Operating Activities:
Net income	$378,117	$301,801	$322,393
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sales of residential mortgage securities and U.S. Treasury securities	(62,002)	(61,307)	(39,577)
Gain on sales of real estate owned	(7,440)	(7,715)	(4,475)
Gain on liquidation of residential whole loans	(19,081)	(22,409)	(11,868)
Other-than-temporary impairment charges	180	1,259	1,032
Accretion of purchase discounts on residential mortgage securities, residential whole loans and MSR-related assets	(70,383)	(82,904)	(86,318)
Amortization of purchase premiums on residential mortgage securities and residential whole loans	45,216	29,270	30,330
Depreciation and amortization on real estate, fixed assets and other assets	3,318	1,825	1,519
Equity-based compensation expense	9,239	8,007	8,033
Unrealized gains on residential whole loans at fair value	(47,849)	(36,725)	(33,617)
Unrealized losses/(gains) on residential mortgage securities and interest rate swap agreements (“Swaps”) and other	2,169	43,234	(27,091)
(Increase)/decrease in other assets	(34,262)	(26,487)	21,964
Increase/(decrease) in other liabilities	18,553	32	(5,813)
Net cash provided by operating activities	$215,775	$147,881	$176,512

Cash Flows From Investing Activities:
Principal payments on residential mortgage securities and MSR-related assets	$2,098,416	$2,327,817	$3,996,489
Proceeds from sales of residential mortgage securities and U.S. Treasury securities	908,697	538,668	243,081
Purchases of residential mortgage securities, MSR-related assets and U.S. Treasury securities	(1,008,215)	(2,604,234)	(1,583,130)
Purchases of residential whole loans, loan related investments and capitalized advances	(4,598,191)	(3,058,839)	(1,065,981)
Principal payments on residential whole loans	1,378,529	531,909	160,469
Proceeds from sales of real estate owned	108,012	121,304	75,671
Purchases of real estate owned and capital improvements	(20,110)	(13,367)	(19,801)
Redemption of Federal Home Loan Bank stock	—	—	10,422
Additions to leasehold improvements, furniture and fixtures	(1,879)	(1,133)	(872)
Net cash (used in)/provided by investing activities	$(1,134,741)	$(2,157,875)	$1,816,348

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(67,463,756)	$(67,063,283)	$(72,563,218)
Proceeds from borrowings under repurchase agreements	68,724,021	68,327,462	70,490,091
Proceeds from issuance of securitized debt	—	419,970	382,847
Principal payments on securitized debt	(114,386)	(97,969)	(16,562)
Payments made for securitization related costs	—	(2,497)	(2,646)
Proceeds from issuance of Convertible Senior Notes	223,311	—	—
Payments made for settlements on Swaps	(40,029)	(61,502)	(11,424)
Proceeds from settlements on Swaps	—	65,393	—
Proceeds from issuances of common stock	12,325	392,474	197,223
Payments made for costs related to common stock issuances	—	(329)	(415)
Dividends paid on preferred stock	(15,000)	(15,000)	(15,000)
Dividends paid on common stock and dividend equivalents	(361,565)	(329,759)	(308,588)
Net cash provided by/(used in) financing activities	$964,921	$1,634,960	$(1,847,692)
Net increase/(decrease) in cash, cash equivalents and restricted cash	$45,955	$(375,034)	$145,168
Cash, cash equivalents and restricted cash at beginning of period	$88,709	$463,743	$318,575
Cash, cash equivalents and restricted cash at end of period	$134,664	$88,709	$463,743

Supplemental Disclosure of Cash Flow Information
Interest Paid	$330,398	$232,657	$198,159

Non-cash Investing and Financing Activities:
Net (decrease)/increase in securities obtained as collateral/obligation to return securities obtained as collateral	$—	$(505,850)	$134,100
Transfer from residential whole loans to real estate owned	$257,701	$215,038	$136,734
Dividends and dividend equivalents declared and unpaid	$90,749	$90,198	$79,771
Payable for unsettled residential whole loans purchases	$—	$211,129	$—
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

1.      Organization

MFA Financial, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders.  The Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business. (See Note 2(n))

2.      Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including other-than-temporary impairment (“OTTI”) on mortgage-backed securities (“MBS”) (See Note 3), valuation of MBS, CRT securities and MSR-related assets (See Notes 3 and 14), income recognition and valuation of residential whole loans (See Notes 4 and 14), valuation of derivative instruments (See Notes 5(c) and 14) and income recognition on certain Non-Agency MBS (defined below) purchased at a discount. (See Note 3) In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest. (See Note 2(n)) Actual results could differ from those estimates.

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

(b)  Residential Mortgage Securities

The Company has investments in residential MBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Agency MBS”), and residential MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation (“Non-Agency MBS”). In addition, the Company has investments in CRT securities that are issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. As the loans in the underlying pool are paid, the principal balance of the CRT securities is paid. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company.

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
DECEMBER 31, 2019

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
DECEMBER 31, 2019

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

The Company’s residential whole loans pledged as collateral against repurchase agreements are included in the consolidated balance sheets with amounts pledged disclosed parenthetically.  Purchases and sales of residential whole loans that are subject to

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

an extended period of due diligence that crosses a reporting date are recorded in our balance sheet at amounts reflecting management’s current estimate of assets that will be acquired or disposed at the closing of the transaction. This estimate is subject to revision at the closing of the transaction, pending the outcome of due diligence performed prior to closing. Residential whole loans purchased under flow arrangements with loan origination partners are generally recorded at the transaction settlement date. Recorded amounts of residential whole loans for which the closing of the purchase transaction is yet to occur are not eligible to be pledged as collateral against any repurchase agreement financing until the closing of the purchase transaction. Interest income, credit related losses and changes in the fair value of loans held at fair value are recorded post settlement for acquired loans and until transaction settlement for sold loans. (See Notes 4, 6, 7, 14 and 15)

Residential Whole Loans at Carrying Value

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

An allowance for loan losses is recorded when, based on current information and events, it is probable that the Company will be unable to collect all amounts due under to the existing contractual terms of the loan agreement. Any required loan loss allowance would reduce the carrying value of the loan with a corresponding charge to earnings. Significant judgments are required in determining any allowance for loan loss, including assumptions regarding the loan cash flows expected to be collected, the value of the underlying collateral and the ability of the Company to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful. When the ultimate collectability of the principal of an impaired loan is in doubt, all payments are applied to principal under the cost recovery method. When the ultimate collectability of the principal of an impaired loan is not in doubt, interest income is recorded under the cash basis method as interest payments are received. Interest accruals are resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or it is legally discharged.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at December 31, 2019 and 2018.  At December 31, 2019 and 2018, the Company had cash and cash equivalents of $70.6 million and $52.0 million, respectively. The Company’s investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency, were $39.6 million and $30.0 million at December 31, 2019 and 2018, respectively.  In addition, deposits in FDIC insured accounts generally exceed insured limits. (See Notes 7 and 14)

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties in connection with certain of the Company’s Swaps and/or repurchase agreements that is not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to repurchase agreement and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap and/or repurchase agreements.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its repurchase agreements and/or Swaps of $64.0 million and $36.7 million at December 31, 2019 and 2018, respectively. (See Notes 5(c), 6, 7 and 14)

(g) Real Estate Owned (“REO”)

REO represents real estate acquired by the Company, including through foreclosure, deed in lieu of foreclosure, or purchased in connection with the acquisition of residential whole loans. REO acquired through foreclosure or deed in lieu of foreclosure is initially recorded at fair value less estimated selling costs. REO acquired in connection with the acquisition of residential whole loans is initially recorded at its purchase price. Subsequent to acquisition, REO is reported, at each reporting date, at the lower of the current carrying amount or fair value less estimated selling costs and for presentation purposes is included in Other assets on the Company’s consolidated balance sheets. Changes in fair value that result in an adjustment to the reported amount of an REO property that has a fair value at or below its carrying amount are reported in Other Income, net on the Company’s consolidated statements of operations. The Company has acquired certain properties that it holds for investment purposes, including rentals to third parties. These properties are held at their historical basis less depreciation, and are subject to impairment. Related rental income and expenses are recorded in Other Income, net. (See Note 5)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

(h)  Depreciation

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

(i)  Loan Securitization and Other Debt Issuance Costs

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

(j)  Repurchase Agreements

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

The Company’s repurchase financings collateralized by residential mortgage securities and MSR-related assets typically have terms ranging from one month to six months at inception, while a significant amount of our repurchase financings collateralized by residential whole loans have terms ranging from three months to twelve months or longer. Should a counterparty decide not to renew a repurchase financing at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a repurchase financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable on such collateral.  (See Notes 6, 7 and 14)

(k)  Equity-Based Compensation

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and an estimate of other securities that participate in dividends, such as the Company’s unvested restricted stock and RSUs that have non-forfeitable rights to dividends and dividend equivalents attached to/associated with RSUs and vested stock options to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and estimated securities that participate in dividends based on their respective weighted-average shares outstanding for the period.  For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of RSUs outstanding that are unvested and have dividends that are subject to forfeiture using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments, are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  In addition, the Company’s Convertible Senior Notes are included in the calculation of diluted EPS if the assumed conversion into common shares is dilutive, using the “if-converted” method. This involves adding back the periodic interest expense associated with the Convertible Senior Notes to the numerator and by adding the shares that would be issued in an assumed conversion (regardless of whether the conversion options is in or out of the money) to the denominator for the purposes of calculating diluted EPS. (See Note 12)

(m)  Comprehensive Income/(Loss)

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
DECEMBER 31, 2019

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

In addition, the Company has elected to treat certain of its subsidiaries as TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business is conducted through one or more TRS, the net taxable income earned by its domestic TRS, if any, is subject to corporate income taxation. To maintain the Company’s REIT election, no more than 20% of the value of the Company’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U. S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No net deferred tax benefit was recorded by the Company in 2019 or 2018, related to the net taxable losses in the TRS, since a valuation allowance for the full amount of the associated deferred tax asset of approximately $27.8 million was recognized as its recovery is not considered more likely than not. The related net operating loss carryforwards generated prior to 2018 will begin to expire in 2034; those generated in 2019 do not expire.

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of December 31, 2019, 2018 or 2017. As of the date of this filing, the Company’s tax returns for tax years 2016 through 2018 are open to examination.

(o)  Derivative Financial Instruments

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
DECEMBER 31, 2019

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

In addition to the financial instruments that it is required to report at fair value, the Company has elected the fair value option for certain of its residential whole loans, Agency MBS and CRT securities at the time of acquisition. Subsequent changes in the fair value of these financial instruments are reported in Other income, net, in the Company’s consolidated statements of operations.  A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable. (See Notes 2(b), 2(c), 3, 4 and 14)

(q)  Variable Interest Entities

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
DECEMBER 31, 2019

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

(s)  New Accounting Standards and Interpretations

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

CRT Securities

CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company. The Company assesses the credit risk associated with its investments in CRT securities by assessing the current and expected future performance of the associated loan pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements. (See Note 7)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following tables present certain information about the Company’s residential mortgage securities at December 31, 2019 and 2018:
December 31, 2019

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS: (3)
Fannie Mae	$1,119,708	$43,249	$(22)	$—	$1,162,935	$9,799	$(14,741)	$(4,942)	$1,157,993
Freddie Mac	480,879	19,468	—	—	500,961	5,475	(3,968)	1,507	502,468
Ginnie Mae	3,996	73	—	—	4,069	52	—	52	4,121
Total Agency MBS	1,604,583	62,790	(22)	—	1,667,965	15,326	(18,709)	(3,383)	1,664,582
Non-Agency MBS:
Expected to Recover Par (4)(5)	722,477	—	(16,661)	—	705,816	19,861	(9)	19,852	725,668
Expected to Recover Less than Par (4)	1,472,826	—	(73,956)	(436,598)	962,272	375,598	(9)	375,589	1,337,861
Total Non-Agency MBS (6)	2,195,303	—	(90,617)	(436,598)	1,668,088	395,459	(18)	395,441	2,063,529
Total MBS	3,799,886	62,790	(90,639)	(436,598)	3,336,053	410,785	(18,727)	392,058	3,728,111
CRT securities (7)	244,932	4,318	(55)	—	249,195	6,304	(91)	6,213	255,408
Total MBS and CRT securities	$4,044,818	$67,108	$(90,694)	$(436,598)	$3,585,248	$417,089	$(18,818)	$398,271	$3,983,519

December 31, 2018

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve and OTTI (1)	Amortized Cost (2)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS: (3)
Fannie Mae	$1,716,340	$65,930	$(24)	$—	$1,782,246	$12,107	$(32,321)	$(20,214)	$1,762,032
Freddie Mac	909,561	36,991	—	—	947,588	907	(17,177)	(16,270)	931,318
Ginnie Mae	4,729	87	—	—	4,816	47	—	47	4,863
Total Agency MBS	2,630,630	103,008	(24)	—	2,734,650	13,061	(49,498)	(36,437)	2,698,213
Non-Agency MBS:
Expected to Recover Par (4)(5)	1,536,485	40	(21,725)	—	1,514,800	20,520	(7,620)	12,900	1,527,700
Expected to Recover Less than Par (4)	2,002,319	—	(133,300)	(516,116)	1,352,903	438,465	(769)	437,696	1,790,599
Total Non-Agency MBS (6)	3,538,804	40	(155,025)	(516,116)	2,867,703	458,985	(8,389)	450,596	3,318,299
Total MBS	6,169,434	103,048	(155,049)	(516,116)	5,602,353	472,046	(57,887)	414,159	6,016,512
CRT securities (7)	476,744	9,321	107	—	486,172	12,545	(5,896)	6,649	492,821
Total MBS and CRT securities	$6,646,178	$112,369	$(154,942)	$(516,116)	$6,088,525	$484,591	$(63,783)	$420,808	$6,509,333

(1)
Discount designated as Credit Reserve and amounts related to OTTI are generally not expected to be accreted into interest income. Amounts disclosed at December 31, 2019 reflect Credit Reserve of $426.0 million and OTTI of $10.6 million. Amounts disclosed at December 31, 2018 reflect Credit Reserve of $503.3 million and OTTI of $12.8 million.

(2)	Includes principal payments receivable of $614,000 and $1.0 million at December 31, 2019 and 2018, respectively, which are not included in the Principal/Current Face.

(3)
Amounts disclosed at December 31, 2019 and 2018 include Agency MBS with a fair value of $280.3 million and $736.5 million, respectively, for which the fair value option has been elected. Such securities had $4.5 million unrealized gains and no gross unrealized losses at December 31, 2019, and no unrealized gains and gross unrealized losses of approximately $3.3 million at December 31, 2018, respectively.

(4)	Based on management’s current estimates of future principal cash flows expected to be received.

(5)
Includes RPL/NPL MBS, which at December 31, 2019 had a $632.3 million Principal/Current face, $631.8 million amortized cost and $635.0 million fair value. At December 31, 2018, RPL/NPL MBS had a $1.4 billion Principal/Current face, $1.4 billion amortized cost and $1.4 billion fair value.

(6)	At December 31, 2019 and 2018, the Company expected to recover approximately 80% and 85% of the then-current face amount of Non-Agency MBS, respectively.

(7)
Amounts disclosed at December 31, 2019 includes CRT securities with a fair value of $255.4 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $6.3 million and gross unrealized losses of approximately $91,000 at December 31, 2019. Amounts disclosed at December 31, 2018 includes CRT securities with a fair value of $477.4 million for which the fair value option had been elected. Such securities had gross unrealized gains of approximately $12.5 million and gross unrealized losses of approximately $5.6 million at December 31, 2018.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Sales of Residential Mortgage Securities

The following tables present information about the Company’s sales of its residential mortgage securities for the years ended December 31, 2019, 2018 and 2017. The Company has no continuing involvement with any of the sold MBS.

	For the Year Ended December 31,
	2019		2018		2017
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$360,634	$499	$122,027	$(6,810)	$—	$—
Non-Agency MBS	291,391	50,360	117,060	36,744	103,989	39,889
CRT Securities	256,671	11,143	299,878	31,373	—	—
Total	$908,696	$62,002	$538,965	$61,307	$103,989	$39,889

Unrealized Losses on Residential Mortgage Securities

The following table presents information about the Company’s residential mortgage securities that were in an unrealized loss position at December 31, 2019:

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
(Dollars in Thousands)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Agency MBS:
Fannie Mae	$57,884	$341	44	$605,765	$14,400	275	$663,649	$14,741
Freddie Mac	1,224	2	1	154,284	3,966	101	155,508	3,968
Total Agency MBS	59,108	343	45	760,049	18,366	376	819,157	18,709
Non-Agency MBS:
Expected to Recover Par (1)	—	—	—	7,492	9	1	7,492	9
Expected to Recover Less than Par (1)	—	—	—	242	9	1	242	9
Total Non-Agency MBS	—	—	—	7,734	18	2	7,734	18
Total MBS	59,108	343	45	767,783	18,384	378	826,891	18,727
CRT securities (2)	—	—	—	25,004	91	7	25,004	91
Total MBS and CRT securities	$59,108	$343	45	$792,787	$18,475	385	$851,895	$18,818

(1) Based on management’s current estimates of future principal cash flows expected to be received.
(2) Amounts disclosed at December 31, 2019 include CRT securities with a fair value of $25.0 million for which the fair value option has been elected. Such securities had unrealized losses of $91,000 at December 31, 2019.

At December 31, 2019, the Company did not intend to sell any of its investments that were in an unrealized loss position, and it is “more likely than not” that the Company will not be required to sell these securities before recovery of their amortized cost basis, which may be at their maturity.

Gross unrealized losses on the Company’s Agency MBS were $18.7 million at December 31, 2019.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S. Government would not continue to support the GSEs. Given the credit quality inherent in Agency MBS, the Company does not consider any of the current impairments on its Agency MBS to be credit related. In assessing whether it is more likely than not that it will be required to sell any impaired security before its anticipated recovery, which may be at its maturity, the Company considers for each impaired security, the significance of each investment, the amount of impairment, the projected future performance of such impaired securities, as well as the Company’s current and anticipated leverage capacity and liquidity position. Based on these analyses, the Company determined that at December 31, 2019 any unrealized losses on its Agency MBS were temporary.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Gross unrealized losses on the Company’s Non-Agency MBS were $18,000 at December 31, 2019.  Based upon the most recent evaluation, the Company does not consider these unrealized losses to be indicative of OTTI and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities with losses that are other-than-temporary based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

The Company recognized credit-related OTTI losses through earnings related to its Non-Agency MBS of $180,000, $1.3 million, and $1.0 million during the years ended December 31, 2019, 2018, and 2017, respectively. Non-Agency MBS on which OTTI is recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for these Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, year of origination, LTVs, geographic concentrations, and dialogue with market participants.  Changes in the Company’s evaluation of each of these factors impacts the cash flows expected to be collected at the OTTI assessment date. For Non-Agency MBS purchased at a discount to par that were assessed for and had no OTTI recorded this period, such cash flow estimates indicated that the amount of expected losses decreased compared to the previous OTTI assessment date. These positive cash flow changes are primarily driven by recent improvements in LTVs due to loan amortization and home price appreciation, which, in turn, positively impacts the Company’s estimates of default rates and loss severities for the underlying collateral. In addition, voluntary prepayments (i.e., loans that prepay in full with no loss) have generally trended higher relative to the Company’s assumptions for these MBS which also positively impacts the Company’s estimate of expected loss. Overall, the combination of higher voluntary prepayments and lower LTVs supports the Company’s assessment that such MBS are not other-than-temporarily impaired.

The following table presents the composition of OTTI charges recorded by the Company for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
(In Thousands)	2019	2018	2017
Total OTTI losses	$(264)	$(1,259)	$(63)
OTTI recognized in/(reclassified from) OCI	84	—	(969)
OTTI recognized in earnings	$(180)	$(1,259)	$(1,032)

The following table presents a roll-forward of the credit loss component of OTTI on the Company’s Non-Agency MBS for which a non-credit component of OTTI was previously recognized in OCI. Changes in the credit loss component of OTTI are presented based upon whether the current period is the first time OTTI was recorded on a security or a subsequent OTTI charge was recorded.

	For the Year Ended December 31,
(In Thousands)	2019	2018	2017
Credit loss component of OTTI at beginning of period	$39,596	$38,337	$37,305
Additions for credit related OTTI not previously recognized	180	1,259	63
Subsequent additional credit related OTTI recorded	—	—	969
Credit loss component of OTTI at end of period	$39,776	$39,596	$38,337

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and OTTI and accretable purchase discount for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
	2019		2018
(In Thousands)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)	Discount Designated as Credit Reserve and OTTI	Accretable Discount (1)
Balance at beginning of period	$(516,116)	$(155,025)	$(593,227)	$(215,325)
Impact of RMBS Issuer settlement (2)(3)	—	(2,077)	—	(14,822)
Accretion of discount	—	51,696	—	70,750
Realized credit losses	28,152	—	42,246	—
Purchases	(624)	(4)	(2,512)	1,685
Sales/Redemptions	34,510	32,453	12,987	28,336
Net impairment losses recognized in earnings	(180)	—	(1,259)	—
Transfers/release of credit reserve	17,660	(17,660)	25,649	(25,649)
Balance at end of period	$(436,598)	$(90,617)	$(516,116)	$(155,025)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of approximately $2.0 million and $12.1 million during the years ended December 31, 2019 and 2018, respectively, of cash proceeds (a one-time payment) received by the Company in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities.

(3)
Includes the impact of approximately $2.7 million of cash proceeds (a one-time payment) received by the Company during the year ended December 31, 2018 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by Lehman Brothers Holdings Inc.

MSR-Related Assets

(a) Term Notes Backed by MSR-Related Collateral

At December 31, 2019 and 2018, the Company had $1.2 billion and $538.5 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At December 31, 2019, these term notes had an amortized cost of $1.2 billion, gross unrealized gains of approximately $5.2 million, a weighted average yield of 4.75% and a weighted average term to maturity of 5.3 years. At December 31, 2018, these term notes had an amortized cost of $538.5 million, gross unrealized losses of $7,000, a weighted average yield of 5.32% and a weighted average term to maturity of 4.7 years.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

(b) Corporate Loans

The Company has made or participated in loans to provide financing to entities that originate residential mortgage loans and own the related MSRs. These corporate loans are secured by MSRs, as well as certain other unencumbered assets owned by the borrower.

During the year ended December 31, 2018, the Company participated in a loan where the Company committed to lend $100.0 million of which approximately $59.5 million was drawn at December 31, 2019. At December 31, 2019, the coupon paid by the borrower on the drawn amount is 5.14%, the remaining term associated with the loan is 8 months and the remaining commitment period on any undrawn amount is 8 months. During the remaining commitment period, the Company receives a commitment fee between 0.25% and 1.0% based on the undrawn amount of the loan.

In December 2016, the Company entered into a loan agreement under the terms of which it had committed to lend $130.0 million, of which approximately $124.2 million was drawn at March 31, 2018. This loan was paid in full during 2018, at which time any remaining commitment was extinguished.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the years ended December 31, 2019, 2018, and 2017:

	For the Year Ended December 31,
(In Thousands)	2019	2018	2017
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$417,167	$620,648	$620,403
Unrealized gain/(loss) on Agency MBS, net	21,844	(17,891)	(39,158)
Unrealized (loss)/gain on Non-Agency MBS, net	(6,682)	(131,939)	78,337
Unrealized gain/(loss) on MSR term notes, net	5,173	(812)	805
Reclassification adjustment for MBS sales included in net income	(44,600)	(51,580)	(38,707)
Reclassification adjustment for OTTI included in net income	(180)	(1,259)	(1,032)
Change in AOCI from AFS securities	(24,445)	(203,481)	245
Balance at end of period	$392,722	$417,167	$620,648

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Interest Income on Residential Mortgage Securities and MSR-Related Assets

The following table presents the components of interest income on the Company’s residential mortgage securities and MSR-related assets for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
(In Thousands)	2019	2018	2017
Agency MBS
Coupon interest	$82,446	$88,233	$96,678
Effective yield adjustment (1)	(26,545)	(25,930)	(31,323)
Interest income	$55,901	$62,303	$65,355

Legacy Non-Agency MBS
Coupon interest	$87,024	$109,714	$127,645
Effective yield adjustment (2)(3)	59,622	69,309	76,005
Interest income	$146,646	$179,023	$203,650

RPL/NPL MBS
Coupon interest	$53,086	$46,339	$65,957
Effective yield adjustment (1)(4)	338	1,434	1,505
Interest income	$53,424	$47,773	$67,462

CRT securities
Coupon interest	$20,532	$30,628	$27,706
Effective yield adjustment (2)	(1,949)	2,748	4,009
Interest income	$18,583	$33,376	$31,715

MSR-related assets
Coupon interest	$52,644	$27,174	$24,534
Effective yield adjustment (1)	3	1,246	296
Interest income	$52,647	$28,420	$24,830

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

(3)
Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously been purchased at a discount of $14.5 million, $2.7 million and $1.7 million during the years ended December 31, 2019, 2018 and 2017, respectively.

(4)
Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously been purchased at a discount of $329,000, $1.4 million and $1.2 million during the years ended December 31, 2019, 2018 and 2017, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

4. Residential Whole Loans

Included on the Company’s consolidated balance sheets as of December 31, 2019 and 2018 are approximately $7.4 billion and $4.7 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes.

Residential Whole Loans, at Carrying Value

The following table presents the components of the Company’s Residential whole loans, at carrying value at December 31, 2019 and 2018:

(Dollars In Thousands)	December 31, 2019	December 31, 2018
Purchased Performing Loans:
Non-QM loans	$3,706,857	$1,354,774
Rehabilitation loans	1,023,766	494,576
Single-family rental loans	460,679	145,327
Seasoned performing loans	176,569	224,051
Total Purchased Performing Loans	5,367,871	2,218,728
Purchased Credit Impaired Loans	698,474	797,987
Total Residential whole loans, at carrying value	$6,066,345	$3,016,715

Number of loans	17,082	11,149

The following table presents the components of interest income on the Company’s Residential whole loans, at carrying value for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
(In Thousands)	2019	2018	2017
Purchased Performing Loans:
Non-QM loans	$116,282	$31,036	$84
Rehabilitation loans	54,419	15,975	431
Single-family rental loans	17,742	3,315	15
Seasoned performing loans	12,191	5,818	—
Total Purchased Performing Loans	200,634	56,144	530
Purchased Credit Impaired Loans	43,346	44,777	35,657
Total Residential whole loans, at carrying value	$243,980	$100,921	$36,187

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following table presents additional information regarding the Company’s Residential whole loans, at carrying value at December 31, 2019:

December 31, 2019

	Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans (4)	$3,707,245	$3,592,701	5.96%	368	67%	716	$3,492,533	$59,963	$19,605	$20,600
Rehabilitation loans (4)	1,026,097	1,026,097	7.30	8	64	717	868,281	67,747	27,437	62,632
Single-family rental loans (4)	460,741	457,146	6.29	324	70	734	432,936	15,948	2,047	6,215
Seasoned performing loans	176,569	192,151	4.24	181	46	723	187,683	2,164	430	1,874
Purchased Credit Impaired Loans (5)	698,474	873,326	4.46	294	81	N/A	N/A	N/A	N/A	108,998
Residential whole loans, at carrying value, total or weighted average	$6,069,126	$6,141,421	5.96%	288

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

(2)
LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $269.2 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 69%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

(3)	Excludes loans for which no Fair Issac Corporation (“FICO”) score is available.

(4)	Carrying value of Non-QM, Rehabilitation and Single-family rental loans excludes an allowance for loan losses of $388,000, $2.3 million and $62,000, respectively, at December 31, 2019.

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

Purchased Performing Loans

As of December 31, 2019, there were 228 Purchased Performing Loans held at carrying value, that have been placed on non-accrual status because they are more than 90 or more days delinquent or otherwise had not met the necessary criteria to be returned to accrual status. Such loans have an unpaid balance of approximately $99.2 million. These non-accrual loans represent approximately 1.9% of the total outstanding principal balance of all of the Company’s Purchased Performing Loans and have a weighted average LTV of 68%. As of December 31, 2019, the Company had established an allowance for loan losses on its Purchased Performing Loans of approximately $2.8 million. During the year ended December 31, 2019, a net provision for loan losses of $3.3 million was recorded, which is included in Operating and Other expense on the Company’s consolidated statements of operations. Receivables totaling approximately $512,000 were charged off against the allowance.

In connection with purchased Rehabilitation loans, the Company had unfunded commitments of $130.3 million at December 31, 2019.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Purchased Credit Impaired Loans

As of December 31, 2019 and 2018, the Company had established an allowance for loan losses of approximately $244,000 and $968,000, respectively, on its Purchased Credit Impaired Loans held at carrying value. The following table presents the activity in the Company’s allowance for loan losses on its Purchased Credit Impaired Loans held at carrying value for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
(In Thousands)	2019	2018	2017
Balance at the beginning of period	$968	$330	$990
(Reversal of provisions)/provisions for loan losses	(724)	638	(660)
Balance at the end of period	$244	$968	$330

The Company did not acquire any Purchased Credit Impaired Loans held at carrying value during the year ended December 31, 2019. The following table presents information regarding the estimates of the contractually required payments, the cash flows expected to be collected, and the estimated fair value of the Purchased Credit Impaired loans held at carrying value acquired by the Company for the year ended December 31, 2018:

For the Year Ended December 31,
(In Thousands)	2018
Contractually required principal and interest	$154,911
Contractual cash flows not expected to be collected (non-accretable yield)	(15,378)
Expected cash flows to be collected	139,533
Interest component of expected cash flows (accretable yield)	(41,947)
Fair value at the date of acquisition	$97,586

The following table presents accretable yield activity for the Company’s Purchased Credit Impaired Loans held at carrying value for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
(In Thousands)	2019	2018
Balance at beginning of period	$415,329	$421,872
Additions	—	41,947
Accretion	(43,346)	(44,777)
Liquidations and other	(42,538)	(35,156)
Reclassifications from non-accretable difference, net	40,356	31,443
Balance at end of period	$369,801	$415,329

Accretable yield for Purchased Credit Impaired Loans is the excess of loan cash flows expected to be collected over the purchase price. The cash flows expected to be collected represent the Company’s estimate of the amount and timing of undiscounted principal and interest cash flows. Additions include accretable yield estimates for purchases made during the period and reclassification to accretable yield from non-accretable yield. Accretable yield is reduced by accretion during the period. The reclassifications between accretable and non-accretable yield and the accretion of interest income are based on changes in estimates regarding loan performance and the value of the underlying real estate securing the loans. In future periods, as the Company updates estimates of cash flows expected to be collected from the loans and the underlying collateral, the accretable yield may change. Therefore, the amount of accretable income recorded during the year ended December 31, 2019 is not necessarily indicative of future results.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

The following table presents information regarding the Company’s residential whole loans held at fair value at December 31, 2019 and 2018:

(Dollars in Thousands)	December 31, 2019	December 31, 2018 (1)
Less than 60 Days Past Due:
Outstanding principal balance	$666,026	$610,290
Aggregate fair value	$641,616	$561,770
Weighted Average LTV Ratio (2)	76.69%	76.18%
Number of loans	3,159	2,898

60 Days to 89 Days Past Due:
Outstanding principal balance	$58,160	$63,938
Aggregate fair value	$53,485	$54,947
Weighted Average LTV Ratio (2)	79.48%	82.86%
Number of loans	313	285

90 Days or More Past Due:
Outstanding principal balance	$767,320	$970,758
Aggregate fair value	$686,482	$854,545
Weighted Average LTV Ratio (2)	89.69%	90.24%
Number of loans	2,983	3,531
Total Residential whole loans, at fair value	$1,381,583	$1,471,262

(1)	Excluded from the table above are approximately $194.7 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of December 31, 2018.

(2)
LTV represents the ratio of the total unpaid principal balance of the loan, to the estimated value of the collateral securing the related loan. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the components of Net gain on residential whole loans measured at fair value through earnings for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
(In Thousands)	2019	2018	2017
Coupon payments and other income received (1)	$82,168	$70,515	$41,399
Net unrealized gains	47,849	36,725	33,617
Net gain on payoff/liquidation of loans	9,270	11,087	4,958
Net gain on transfers to REO	19,043	19,292	10,071
Total	$158,330	$137,619	$90,045

(1)
Primarily includes recovery of delinquent interest upon the liquidation of non-performing loans, recurring coupon interest payments received on mortgage loans that are contractually current, and cash payments received from private mortgage insurance on liquidated loans.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

5.    Other Assets

The following table presents the components of the Company’s Other assets at December 31, 2019 and 2018:

(In Thousands)	December 31, 2019	December 31, 2018
REO (1)	$411,659	$249,413
Capital contributions made to loan origination partners	147,992	23,210
Other interest-earning assets	70,468	92,022
MBS and loan related receivables	114,828	130,964
Other	39,304	32,176
Total Other Assets	$784,251	$527,785

(1)	Includes $27.3 million of REO that is held-for-investment at December 31, 2019.

(a) Real Estate Owned
At December 31, 2019, the Company had 1,652 REO properties with an aggregate carrying value of $411.7 million. At December 31, 2018, the Company had 1,093 REO properties with an aggregate carrying value of $249.4 million.

At December 31, 2019, $407.3 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, excluding unsettled residential whole loans, formal foreclosure proceedings were in process with respect to $61.2 million of residential whole loans held at carrying value and $594.6 million of residential whole loans held at fair value at December 31, 2019.

The following table presents the activity in the Company’s REO for the years ended December 31, 2019 and 2018:

	For the Year Ended December 31,
(Dollars In Thousands)	2019	2018
Balance at beginning of period	$249,413	$152,356
Adjustments to record at lower of cost or fair value	(14,884)	(15,929)
Transfer from residential whole loans (1)	257,701	215,038
Purchases and capital improvements	20,746	13,367
Disposals (2)	(101,317)	(115,419)
Balance at end of period	$411,659	$249,413

Number of properties	1,652	1,093

(1)	Includes net gain recorded on transfer of approximately $19.8 million and $19.6 million, respectively, for the years ended December 31, 2019 and 2018.

(2)
During the year ended December 31, 2019, the company sold 571 REO properties for consideration of $109.2 million, realizing net gains of approximately $7.4 million. During the year ended December 31, 2018, the Company sold 705 REO properties for consideration of $123.2 million, realizing net gains of approximately $7.7 million. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

(b) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom it sources residential mortgage loans through both flow arrangements and bulk purchases. To date, such contributions of capital have included the acquisition of approximately $28.5 million of common equity, $69.4 million of preferred equity and $50.0 million of convertible notes. In addition, for certain partners, options or warrants may have also been acquired that provide the Company the ability to increase the level of its investment if certain conditions are met. At the end of each reporting period, or earlier if circumstances warrant, the Company evaluates whether the nature of its interests and other involvement with the investee entity requires the Company to apply equity method accounting or consolidate the results of the investee entity with the Company’s financial results. To date, the nature of the Company’s interests and/or involvement with investee companies has not resulted in consolidation. Further, to the extent that the nature of the Company’s interests has resulted in the need for the Company to apply equity method accounting, the impact of such accounting on the Company’s results for periods subsequent to that in which the Company was determined to have significant influence over the investee company was not material for any period. As the interests acquired to date by the Company generally do not have a readily determinable fair value, the Company accounts for its non-equity method interests (including any acquired options and warrants) in loan originators initially at cost. The carrying value of these investments will be adjusted if it is determined that an impairment has occurred or if there has been a subsequent observable transaction in either the investee company’s equity securities or a similar security that provides evidence to support an adjustment to the carrying value. At December 31, 2019, approximately $1.7 billion of the Company’s Residential whole loans, at carrying value were serviced by entities in which the Company has an investment.

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

The following table presents the fair value of the Company’s derivative instruments at December 31, 2019 and 2018:

		December 31,
		2019		2018
Derivative Instrument (1)	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Swaps	Hedging	$2,942,000	$—	$2,622,000	$—
Swaps	Non-Hedging	$230,000	$—	$595,000	$—

(1) Represents Swaps executed bilaterally with a counterparty in the over-the-counter market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties.

Swaps

The following table presents the assets pledged as collateral against the Company’s Swap contracts at December 31, 2019 and 2018:

	December 31,
(In Thousands)	2019	2018
Agency MBS, at fair value	$2,241	$2,735
Restricted cash	16,777	30,068
Total assets pledged against Swaps	$19,018	$32,803

Swaps designated as hedges, or a portion thereof, could become ineffective in the future if the associated repurchase agreements that such derivatives hedge fail to exist or if expected payments under the Swaps fail to adequately offset expected payments under

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

the repurchase agreements. At December 31, 2019, all of the Company’s derivatives that were designated in a hedging relationship were deemed effective for hedging purposes.

The Company’s Swaps designated as hedging transactions have the effect of modifying the repricing characteristics of the Company’s repurchase agreements and cash flows for such liabilities.  To date, no cost has been incurred at the inception of a Swap (except for certain transaction fees related to entering into Swaps cleared though a central clearing house), pursuant to which the Company agrees to pay a fixed rate of interest and receive a variable interest rate, generally based on one-month or three-month London Interbank Offered Rate (“LIBOR”), on the notional amount of the Swap. During the year ended December 31, 2019, the Company de-designated and re-designated any Swaps previously designated as a hedge in order to benefit from the simplified assessment requirements under ASU 2017-12. This de-designation and re-designation had no net impact on the Company’s financial condition or results of operations.

At December 31, 2019, the Company had Swaps with an aggregate notional amount of $3.2 billion and extended 16 months on average with a maximum term of approximately 47 months.

The following table presents information about the Company’s Swaps at December 31, 2019 and 2018:

	December 31, 2019			December 31, 2018
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days	$—	—%	—%	$—	—%	—%
Over 30 days to 3 months	—	—	—	100,000	1.71	2.50
Over 3 months to 6 months	200,000	2.05	1.70	100,000	1.71	2.50
Over 6 months to 12 months	1,430,000	2.30	1.77	—	—	—
Over 12 months to 24 months	1,300,000	2.11	1.86	1,630,000	2.27	2.50
Over 24 months to 36 months	20,000	1.38	1.90	800,000	2.57	2.64
Over 36 months to 48 months	222,000	2.88	1.84	—	—	—
Over 48 months to 60 months	—	—	—	417,000	2.88	2.63
Over 84 months	—	—	—	170,000	3.00	2.66
Total Swaps	$3,172,000	2.24%	1.81%	$3,217,000	2.42%	2.56%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s derivative hedging instruments on its net interest expense and the weighted average interest rate paid and received for such Swaps for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
(Dollars in Thousands)	2019	2018	2017
Interest expense attributable to Swaps	$927	$3,780	$24,524
Weighted average Swap rate paid	2.28%	2.12%	1.98%
Weighted average Swap rate received	2.24%	1.96%	1.07%

During the year ended December 31, 2019, the Company recorded net losses on Swaps not designated in hedging relationships of approximately $16.5 million, which included $17.7 million of losses realized on the unwind of certain Swaps. During the year ended December 31, 2018, the Company recorded net losses on Swaps not designated in hedging relationships of $9.6 million. These amounts are included in Other income, net on the Company’s consolidated statements of operations. All of the Company’s Swaps were designated in hedging relationships during the year ended December 31, 2017.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
(In Thousands)	2019	2018	2017
AOCI from derivative hedging instruments:
Balance at beginning of period	$3,121	$(11,424)	$(46,721)
Net (loss)/gain on Swaps	(23,342)	14,545	35,297
Amortization of de-designated hedging instruments, net	(2,454)	—	—
Balance at end of period	$(22,675)	$3,121	$(11,424)

6.      Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and bear interest that is generally LIBOR-based.  (See Notes 2(j) and 7)  At December 31, 2019, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 40 days and an effective repricing period of 10 months, including the impact of related Swaps.  At December 31, 2018, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 31 days and an effective repricing period of 8 months, including the impact of related Swaps.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at December 31, 2019 and 2018:

(Dollars in Thousands)	December 31, 2019	December 31, 2018
Repurchase agreement borrowings secured by Agency MBS	$1,557,675	$2,384,357
Fair value of Agency MBS pledged as collateral under repurchase agreements	$1,656,373	$2,572,597
Weighted average haircut on Agency MBS (1)	4.46%	4.60%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS	$1,121,802	$1,447,585
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements	$1,420,797	$1,871,650
Weighted average haircut on Legacy Non-Agency MBS (1)	20.27%	21.38%
Repurchase agreement borrowings secured by RPL/NPL MBS	$495,091	$1,084,532
Fair value of RPL/NPL MBS pledged as collateral under repurchase agreements	$635,005	$1,377,250
Weighted average haircut on RPL/NPL MBS (1)	21.52%	21.31%
Repurchase agreements secured by CRT securities	$203,569	$391,586
Fair value of CRT securities pledged as collateral under repurchase agreements	$252,175	$480,315
Weighted average haircut on CRT securities (1)	18.84%	20.01%
Repurchase agreements secured by residential whole loans (2)	$4,743,094	$2,020,508
Fair value of residential whole loans pledged as collateral under repurchase agreements (3)(4)	$5,986,267	$2,441,931
Weighted average haircut on residential whole loans (1)	20.07%	16.55%
Repurchase agreements secured by MSR-related assets	$962,515	$474,127
Fair value of MSR-related assets pledged as collateral under repurchase agreements	$1,217,002	$611,807
Weighted average haircut on MSR-related assets (1)	21.18%	21.88%
Repurchase agreements secured by other interest-earning assets	$57,198	$76,419
Fair value of other interest-earning assets pledged as collateral under repurchase agreements	$61,708	$81,494
Weighted average haircut on other interest-earning assets (1)	22.01%	21.15%

(1)	Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

(2)	Excludes $1.1 million and $27,000 of unamortized debt issuance costs at December 31, 2019 and 2018, respectively.

(3)
At December 31, 2019 and 2018, includes RPL/NPL MBS with an aggregate fair value of $238.8 million and $27.0 million, respectively, obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation.

(4)
At December 31, 2019 and 2018, includes residential whole loans held at carrying value with an aggregate fair value of $5.0 billion and $1.7 billion and aggregate amortized cost of $4.8 billion and $1.6 billion, respectively and residential whole loans held at fair value with an aggregate fair value and amortized cost of $794.7 million and $738.6 million, respectively.

In addition, the Company had cash pledged as collateral in connection with its repurchase agreements of $25.2 million and $6.7 million at December 31, 2019 and 2018, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
Time Until Interest Rate Reset	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
(Dollars in Thousands)
Within 30 days	$4,472,120	2.55%	$6,747,166	3.35%
Over 30 days to 3 months	2,746,384	3.43	368,857	3.10
Over 3 months to 12 months	1,014,441	3.36	763,091	4.18
Over 12 months	907,999	3.44	—	—
Total repurchase agreements	$9,140,944	2.99%	$7,879,114	3.42%
Less debt issuance costs	1,123		27
Total repurchase agreements less debt issuance costs	$9,139,821		$7,879,087

The following table presents contractual maturity information about the Company’s borrowings under repurchase agreements, all of which are accounted for as secured borrowings, at December 31, 2019, and does not reflect the impact of derivative contracts that hedge such repurchase agreements:

	December 31, 2019
Contractual Maturity	Overnight	Within 30 Days	Over 30 Days to 3 Months	Over 3 Months to 12 Months	Over 12 months	Total
(Dollars in Thousands)
Agency MBS	$—	$1,557,675	$—	$—	$—	$1,557,675
Legacy Non-Agency MBS	—	942,212	—	179,590	—	1,121,802
RPL/NPL MBS	—	495,091	—	—	—	495,091
CRT securities	—	203,569	—	—	—	203,569
Residential whole loans (1)	—	486,226	2,600,720	748,149	907,999	4,743,094
MSR-related assets	—	772,197	145,664	44,654	—	962,515
Other	—	15,150	—	42,048	—	57,198
Total (2)	$—	$4,472,120	$2,746,384	$1,014,441	$907,999	$9,140,944

Weighted Average Interest Rate	—%	2.55%	3.43%	3.36%	3.44%	2.99%

(1)
Repurchase agreement financings secured by residential whole loan collateral are disclosed based on the contractual maturity agreed with the respective counterparty. At December 31, 2019, $2.4 billion of repurchase agreement financings are subject to termination, at the option of the lender, prior to the otherwise agreed contractual maturity following the conclusion of a properly advised notice period. Such notice periods currently range from one month to six months. In addition, such repurchase agreements are subject to periodic repricing during their terms.

(2)	Excludes $1.1 million of unamortized debt issuance costs at December 31, 2019.

Undrawn Financing Commitment

In connection with the financing of MSR-related assets, the Company has obtained a financing commitment of up to $75.0 million, of which $44.7 million was utilized and was outstanding as of December 31, 2019. The Company pays a commitment fee ranging from 0.125% to 0.5% of the undrawn amount, depending on the amount of financing utilized.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The Company had repurchase agreement borrowings with 28 and 26 counterparties at December 31, 2019 and 2018, respectively.  The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2019:

	December 31, 2019
Counterparty	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements	Percent of Stockholders’ Equity
(Dollars in Thousands)
Credit Suisse (3)	BBB+/Baa2/A-	$414,987	2	12.3%
Barclay's Bank	BBB/Aa3/A	393,391	2	11.6
Goldman Sachs (4)	BBB+/A3/A	247,191	7	7.3
Wells Fargo (5)	A+/Aa2/AA-	206,651	17	6.1

(1)	As rated at December 31, 2019 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

(3)	Includes $362.6 million at risk with Credit Suisse and $52.4 million at risk with Credit Suisse Cayman.

(4)	Includes $130.5 million at risk with Goldman Sachs Bank USA and $116.7 million at risk with Goldman Sachs Lending Partners.

(5)	Includes $199.8 million at risk with Wells Fargo Bank, NA and $6.9 million at risk with Wells Fargo Securities LLC.

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

The Company’s assets pledged as collateral are described in Notes 2(f) - Restricted Cash, 5(c) - Derivative Instruments and 6 - Repurchase Agreements. The total fair value of assets pledged as collateral with respect to the Company’s borrowings under repurchase agreements and derivative hedging instruments was $11.3 billion and $9.5 billion at December 31, 2019 and 2018, respectively. An aggregate of $57.2 million and $33.1 million of accrued interest on those assets had also been pledged as of December 31, 2019 and 2018, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

The fair value of financial instruments pledged against the Company’s repurchase agreements was $11.2 billion and $9.4 billion at December 31, 2019 and 2018, respectively. Since January 2017, variation margin payments on the Company’s cleared Swaps have been treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the related Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap. The fair value of financial instruments pledged against the Company’s Swaps was $2.2 million and $2.7 million at December 31, 2019 and 2018, respectively. In addition, cash that has been pledged as collateral against repurchase agreements and Swaps is reported as Restricted cash on the Company’s consolidated balance sheets. (See Notes 2(f), 5(c) and 6)

9. Other Liabilities

The following table presents the components of the Company’s Other liabilities at December 31, 2019 and 2018:

(In Thousands)	December 31, 2019	December 31, 2018
Securitized debt (1)	$570,952	$684,420
Convertible Senior Notes	223,971	—
Senior Notes	96,862	96,816
Dividends and dividend equivalents payable	90,749	90,198
Accrued interest payable	18,238	16,280
Payable for unsettled residential whole loans purchases	—	211,129
Accrued expenses and other	42,819	26,296
Total Other Liabilities	$1,043,591	$1,125,139

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

10.    Commitments and Contingencies

(a) Lease Commitments

The Company pays monthly rent pursuant to three office leases.  In November 2018, the Company amended the lease for its corporate headquarters in New York, New York, under the same terms and conditions, to extend the expiration date for the lease by up to one year, through June 30, 2021, with a mutual option to terminate in February 2021. For the year ended December 31, 2019, the Company recorded expense of approximately $2.6 million in connection with the lease for its current corporate headquarters.

In addition, in November 2018, the Company executed a lease agreement on new office space in New York, New York. The Company plans to relocate its corporate headquarters to this new office space upon the substantial completion of the building. The lease term specified in the agreement is fifteen years with an option to renew for an additional five years. The Company’s current estimate of annual lease rental expense under the new lease, excluding escalation charges which at this point are unknown, is approximately $4.6 million. The Company currently expects to relocate to the space in the fourth fiscal quarter of 2020, but this timing, as well as when it is required to begin making payments and recognize rental and other expenses under the new lease, is dependent on when the space is actually available for use.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The Company recognized lease expense of $2.7 million, $2.7 million and $2.7 million for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in Other general and administrative expense within the consolidated statements of operations.  At December 31, 2019, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments (1)
(In Thousands)
2020	$2,638
2021	434
2022	85
2023	86
2024	65
Thereafter	—
Total	$3,308

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

(b) Representations and Warranties in Connection with Loan Securitization Transactions

In connection with the loan securitization transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles upon breach of certain representations and warranties. As of December 31, 2019, the Company had no reserve established for repurchases of loans and was not aware of any material unsettled repurchase claims that would require the establishment of such a reserve.  (See Note 15)

(c) Corporate Loans

The Company has participated in loans to provide financing to entities that originate loans and own MSRs, as well as certain other unencumbered assets owned by the borrower. Under the terms of the respective lending agreements, the Company has committed to lend $150.0 million of which approximately $109.5 million was drawn at December 31, 2019. (See Note 3)

(d) Rehabilitation Loan Commitments

At December 31, 2019, the Company had unfunded commitments of $130.3 million in connection with its purchased Rehabilitation loans. (See Note 4)

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

changes to the terms of the Series B Preferred Stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of Series B Preferred Stock.
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2017 through December 31, 2019:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2019	November 15, 2019	December 2, 2019	December 31, 2019	$0.46875
	August 9, 2019	August 30, 2019	September 30, 2019	0.46875
	May 20, 2019	June 3, 2019	June 28, 2019	0.46875
	February 15, 2019	March 4, 2019	March 29, 2019	0.46875

2018	November 26, 2018	December 7, 2018	December 28, 2018	$0.46875
	August 20, 2018	September 7, 2018	September 28, 2018	0.46875
	May 17, 2018	June 4, 2018	June 29, 2018	0.46875
	February 20, 2018	March 2, 2018	March 30, 2018	0.46875

2017	November 17, 2017	December 1, 2017	December 29, 2017	$0.46875
	August 10, 2017	September 1, 2017	September 29, 2017	0.46875
	May 16, 2017	June 2, 2017	June 30, 2017	0.46875
	February 17, 2017	March 6, 2017	March 31, 2017	0.46875

(b)  Dividends on Common Stock
The following table presents cash dividends declared by the Company on its common stock from January 1, 2017 through December 31, 2019:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2019	December 12, 2019	December 30, 2019	January 31, 2020	$0.20	(1)
	September 12, 2019	September 30, 2019	October 31, 2019	0.20
	June 12, 2019	July 1, 2019	July 31, 2019	0.20
	March 6, 2019	March 29, 2019	April 30, 2019	0.20

2018	December 12, 2018	December 28, 2018	January 31, 2019	$0.20
	September 13, 2018	October 1, 2018	October 31, 2018	0.20
	June 7, 2018	June 29, 2018	July 31, 2018	0.20
	March 7, 2018	March 29, 2018	April 30, 2018	0.20

2017	December 13, 2017	December 28, 2017	January 31, 2018	$0.20
	September 14, 2017	September 28, 2017	October 31, 2017	0.20
	June 12, 2017	June 29, 2017	July 28, 2017	0.20
	March 8, 2017	March 29, 2017	April 28, 2017	0.20

(1)  At December 31, 2019, the Company had accrued dividends and dividend equivalents payable of $90.7 million related to the common stock dividend declared on December 12, 2019.

In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes.  However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

gains or return of capital.  For the years ended December 31, 2019, 2018 and 2017, the portions of the Company’s common stock dividends that were deemed to be capital gains were $0.1672, $0.1290 and $0.0831 per share of common stock, respectively.

(c) Public Offering of Common Stock

The Company did not issue any common stock through public offerings during the year ended December 31, 2019. The table below presents information with respect to shares of the Company’s common stock issued through public offerings during the year ended December 31, 2018.

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

(d) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On October 15, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 9.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At December 31, 2019, approximately 8.9 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the years ended December 31, 2019, 2018 and 2017, the Company issued 322,888, 379,903 and 2,293,192 shares of common stock through the DRSPP, raising net proceeds of approximately $2.4 million, $2.8 million and $18.5 million, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2019, the Company issued 34,378,768 shares pursuant to the DRSPP, raising net proceeds of $286.6 million.

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

During the year ended December 31, 2019, the Company sold 1,357,526 shares of common stock through the ATM Program at a weighted average price of $7.40, raising proceeds of approximately $9.9 million, net of fees and commissions paid to sales agents of approximately $100,000. At December 31, 2019, approximately $390.0 million remained outstanding for future offerings under this program.

(f)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock. The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

are made at times and in amounts as the Company deems appropriate (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the three years ended December 31, 2019. At December 31, 2019, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

(g)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019			2018			2017
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Total AOCI
Balance at beginning of period	$417,167	$3,121	$420,288	$620,648	$(11,424)	$609,224	$620,403	$(46,721)	$573,682
OCI before reclassifications	20,335	(23,342)	(3,007)	(150,642)	14,545	(136,097)	39,984	35,297	75,281
Amounts reclassified from AOCI (1)	(44,780)	(2,454)	(47,234)	(52,839)	—	(52,839)	(39,739)	—	(39,739)
Net OCI during period (2)	(24,445)	(25,796)	(50,241)	(203,481)	14,545	(188,936)	245	35,297	35,542
Balance at end of period	$392,722	$(22,675)	$370,047	$417,167	$3,121	$420,288	$620,648	$(11,424)	$609,224

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the years ended December 31, 2019, 2018, and 2017:

	For the Year Ended December 31,
	2019	2018	2017
Details about AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(44,600)	$(51,580)	$(38,707)	Net realized gain on sales of residential mortgage securities
OTTI recognized in earnings	(180)	(1,259)	(1,032)	Other, net
Total AFS Securities	$(44,780)	$(52,839)	$(39,739)
Swaps designated as cash flow hedges:
Amortization of de-designated hedging instruments	(2,454)	—	—	Other, net
Total Swaps designated as cash flow hedges	$(2,454)	$—	$—
Total reclassifications for period	$(47,234)	$(52,839)	$(39,739)

On securities for which OTTI had been recognized in prior periods, the Company did not have any unrealized losses recorded in OCI at December 31, 2019 and had $224,000 of unrealized losses recorded in AOCI at December 31, 2018.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

12.    EPS Calculation

The following table presents a reconciliation of the earnings and shares used in calculating basic and diluted EPS for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2019	2018	2017
Basic EPS:
Net income to common stockholders	$378,117	$301,801	$322,393
Dividends declared on preferred stock	(15,000)	(15,000)	(15,000)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(1,087)	(943)	(891)
Net income to common stockholders - basic	$362,030	$285,858	$306,502
Basic weighted average common shares outstanding	450,972	418,934	388,357
Basic EPS	$0.80	$0.68	$0.79

Diluted EPS:
Net income to common stockholders - basic	$362,030	$285,858	$306,502
Interest expense on Convertible Senior Notes	8,965	—	—
Net income to common stockholders - diluted	$370,995	$285,858	$306,502
Basic weighted average common shares outstanding	450,972	418,934	388,357
Effect of assumed Convertible Senior Notes conversion to common shares	16,797	—	—
Diluted weighted average common shares outstanding (1)	467,769	418,934	388,357
Diluted EPS	$0.79	$0.68	$0.79

(1) At December 31, 2019, the Company had approximately 3.3 million equity instruments outstanding that were not included in the calculation of diluted EPS for the year ended December 31, 2019, as their inclusion would have been anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $7.24.  These equity instruments may have a dilutive impact on future EPS.

During the year ended December 31, 2019, the Convertible Senior Notes were determined to be dilutive and were included in the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) is included in the denominator for the purpose of calculating diluted EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At December 31, 2019, approximately 3.4 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1.5 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee of the Board (the “Compensation Committee”) at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of December 31, 2019 are designated to be settled in shares of the Company’s common stock.  All RSUs outstanding at December 31, 2019 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled. At December 31, 2019 and 2018, the Company had unrecognized compensation expense of $5.5 million and $5.2 million, respectively, related to RSUs.   The unrecognized compensation expense at December 31, 2019 is expected to be recognized over a weighted average period of 1.7 years.

The following table presents information with respect to the Company’s RSUs during the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31, 2019
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	1,206,446	$7.57	1,151,250	$6.21	2,357,696	$6.90
Granted (1)	461,525	7.35	451,000	6.97	912,525	7.16
Settled	(269,290)	6.93	(290,000)	4.81	(559,290)	5.83
Cancelled/forfeited	(19,000)	7.72	(11,000)	6.71	(30,000)	7.35
Outstanding at end of year	1,379,681	$7.62	1,301,250	$6.78	2,680,931	$7.21
RSUs vested but not settled at end of year	809,681	$7.70	441,250	$6.48	1,250,931	$7.27
RSUs unvested at end of year	570,000	$7.50	860,000	$6.94	1,430,000	$7.16

	For the Year Ended December 31, 2018
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	1,025,028	$7.67	1,021,250	$5.80	2,046,278	$6.73
Granted (2)	428,802	7.65	415,000	6.91	843,802	7.29
Settled	(237,384)	8.17	(275,000)	5.73	(512,384)	6.86
Cancelled/forfeited	(10,000)	7.23	(10,000)	5.64	(20,000)	6.44
Outstanding at end of year	1,206,446	$7.57	1,151,250	$6.21	2,357,696	$6.90
RSUs vested but not settled at end of year	708,946	$7.47	290,000	$4.81	998,946	$6.70
RSUs unvested at end of year	497,500	$7.71	861,250	$6.69	1,358,750	$7.06

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

	For the Year Ended December 31, 2017
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	1,194,299	$7.38	863,800	$5.45	2,058,099	$6.57
Granted (3)	447,695	7.96	451,250	6.48	898,945	7.22
Settled	(616,966)	7.32	(293,800)	5.83	(910,766)	6.84
Cancelled/forfeited	—	—	—	—	—	—
Outstanding at end of year	1,025,028	$7.67	1,021,250	$5.80	2,046,278	$6.73
RSUs vested but not settled at end of year	586,419	$7.98	275,000	$5.73	861,419	$7.26
RSUs unvested at end of year	438,609	$7.25	746,250	$5.82	1,184,859	$6.35

(1)
The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs.  In determining the fair value for 752,500 of these awards granted in 2019, the Company applied:  (i) a weighted average volatility estimate of approximately 15%, which was determined considering historic volatility in the price of the Company’s and its peer group companies’ common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 2.47% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards.  The weighted average grant date fair value for the remaining 160,025 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $7.28. There are no post vesting conditions on these awards.

(2)
The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs.  In determining the fair value for 692,500 of these awards granted in 2018, the Company applied:  (i) a weighted average volatility estimate of approximately 17%, which was determined considering historic volatility in the price of the Company’s and its peer group companies’ common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 2.36% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards.  The weighted average grant date fair value for the remaining 151,302 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $7.70. There are no post vesting conditions on these awards.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Restricted Stock

At December 31, 2019 and 2018, the Company did not have any unvested shares of restricted common stock outstanding. The total fair value of restricted shares vested during the years ended December 31, 2019, 2018 and 2017 was approximately $3.2 million, $3.0 million and $2.0 million, respectively.

The following table presents information with respect to the Company’s restricted stock for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019		2018		2017
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of year:	—	$—	—	$—	28,968	$7.12
Granted	412,185	7.83	450,193	6.74	214,859	8.06
Vested (2)	(412,185)	7.83	(450,193)	6.74	(243,827)	7.95
Cancelled/forfeited	—	—	—	—	—	—
Outstanding at end of year	—	$—	—	$—	—	$—

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.
(2) All restrictions associated with restricted stock are removed on vesting.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock. Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights are generally are charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company did not make any payments in respect of such instruments during the years ended December 31, 2019, 2018 and 2017. In addition, no dividend equivalents rights awarded as separate instruments were granted during the years ended December 31, 2019, 2018 and 2017.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
(In Thousands)	2019	2018	2017
RSUs (1)	$6,012	$4,974	$6,098
Restricted shares of common stock	3,227	3,033	1,935
Total	$9,239	$8,007	$8,033

(1) Equity-based compensation for the year ended December 31, 2017 includes a one-time expense of approximately $900,000 for the accelerated vesting of certain time-based equity awards arising from the death of the Company’s former Chief Executive Officer.

(b)  Employment Agreements

At December 31, 2019, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
(In Thousands)	2019	2018	2017
Non-employee directors	$663	$(165)	$171
Total	$663	$(165)	$171

The Company distributed cash of $568,900 and $123,700 to the participants of the Deferred Plans during the years ended December 31, 2019 and 2018, respectively. The Company did not distribute cash to the participants of the Deferred Plans during the year ended December 31, 2017. The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2019 and 2018 that had not been distributed and the Company’s associated liability for such deferrals at December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,349	$3,071	$2,263	$2,417
Total	$2,349	$3,071	$2,263	$2,417

(1)	Represents the cumulative amounts that were deferred by participants through December 31, 2019 and 2018, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2019, 2018 and 2017, the Company recognized expenses for matching contributions of $503,500, $371,000 and $363,000, respectively.

14.  Fair Value of Financial Instruments

GAAP requires the categorization of fair value measurements into three broad levels that form a hierarchy. A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.  The three levels of valuation hierarchy are defined as follows:

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

Term Notes Backed by MSR-Related Collateral

The Company’s valuation process for term notes backed by MSR-related collateral is similar to that used for residential mortgage securities and considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity. Other factors taken into consideration include estimated changes in fair value of the related underlying MSR collateral and, as applicable, the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient. Following a re-evaluation during the third quarter of 2019 of the observability of the data used in its fair value estimation process, the Company determined that it was appropriate to reclassify these assets to Level 2 in the fair value hierarchy as of the end of the third quarter of 2019.

Swaps

All of the Company’s Swaps are cleared by a central clearing house. Valuations provided by the clearing house are used for purposes of determining the fair value of the Company’s Swaps. Such valuations obtained are tested with internally developed models that apply readily observable market parameters.  As the Company’s Swaps are subject to the clearing house’s margin requirements, no credit valuation adjustment was considered necessary in determining the fair value of such instruments.  Since January 2017, variation margin payments on the Company’s cleared Swaps have been treated as a legal settlement of the exposure under the related Swap contract. Previously such payments were treated as collateral pledged against the exposure under the related Swap contract. The effect of this change is to reduce what would have otherwise been reported as the fair value of the Swap. Swaps are classified as Level 2 in the fair value hierarchy.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2019 and 2018, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at December 31, 2019

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$1,664,582	$—	$1,664,582
Non-Agency MBS	—	2,063,529	—	2,063,529
CRT securities	—	255,408	—	255,408
Residential whole loans, at fair value	—	—	1,381,583	1,381,583
Term notes backed by MSR-related collateral	—	1,157,463	—	1,157,463
Total assets carried at fair value	$—	$5,140,982	$1,381,583	$6,522,565

Fair Value at December 31, 2018

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Agency MBS	$—	$2,698,213	$—	$2,698,213
Non-Agency MBS	—	3,318,299	—	3,318,299
CRT securities	—	492,821	—	492,821
Residential whole loans, at fair value	—	—	1,665,978	1,665,978
Term notes backed by MSR-related collateral	—	—	538,499	538,499
Total assets carried at fair value	$—	$6,509,333	$2,204,477	$8,713,810

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents additional information for the years ended December 31, 2019 and 2018 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	For the Year Ended December 31,
(In Thousands)	2019	2018 (1)
Balance at beginning of period	$1,471,263	$1,325,115
Purchases and capitalized advances (2)	234,979	500,004
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	47,848	36,725
Collection of principal, net of liquidation gains/(losses)	(152,011)	(199,203)
Repurchases	(1,337)	(1,807)
Transfer to REO	(219,159)	(189,571)
Balance at end of period	$1,381,583	$1,471,263

(1)	Excluded from the table above are approximately $194.7 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of December 31, 2018.

(2)
Included in the activity presented for the year ended December 31, 2019 is an adjustment of $70.6 million for loans the Company committed to purchase during the year ended December 31, 2018, but for which the closing of the purchase transaction occurred during the three months ended March 31, 2019. The adjustment was required following the finalization of due diligence performed prior to the closing of the purchase transaction and resulted in a downward revision to the prior estimate of the loan purchase amount.

The following table presents additional information for the years ended December 31, 2019 and 2018 about the Company’s investments in term notes backed by MSR-related collateral, which were classified as Level 3 prior to September 30, 2019 and measured at fair value on a recurring basis:

	Term Notes Backed by MSR-Related Collateral
	Year Ended December 31,
(In Thousands)	2019	2018
Balance at beginning of period	$538,499	$381,804
Purchases	573,137	548,404
Collection of principal	(12,897)	(390,898)
Changes in unrealized gain/(losses)	5,391	(811)
Transfer to Level 2	(1,104,130)	—
Balance at end of period	$—	$538,499

The Company did not transfer any assets or liabilities from one level to another during the year ended December 31, 2018.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of December 31, 2019 and 2018:

	December 31, 2019
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$829,842	Discounted cash flow	Discount rate	4.2%	3.8-8.0%
			Prepayment rate	4.5%	0.7-18.0%
			Default rate	4.0%	0.0-23.0%
			Loss severity	12.9%	0.0-100.0%

	$551,271	Liquidation model	Discount rate	8.0%	6.2-50.0%
			Annual change in home prices	3.7%	2.4-8.0%
			Liquidation timeline (in years)	1.8	0.1-4.5
			Current value of underlying properties (3)	$684	$10-$4,500
Total	$1,381,113

	December 31, 2018
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$700,250	Discounted cash flow	Discount rate	5.2%	4.5-8.0%
			Prepayment rate	4.8%	0.9-15.9%
			Default rate	4.1%	0.0-24.1%
			Loss severity	12.9%	0.0-100.0%

	$683,252	Liquidation model	Discount rate	8.0%	6.1-50.0%
			Annual change in home prices	3.5%	(0.5)-12.2%
			Liquidation timeline (in years)	1.8	0.1-4.5
			Current value of underlying properties (3)	$802	$2-$7,950
Total	$1,383,502

(1)
Excludes approximately $470,000 and $282.5 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at December 31, 2019 and 2018, respectively.

(2)	Amounts are weighted based on the fair value of the underlying loan.

(3)
The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $365,000 and $400,000 as of December 31, 2019 and 2018, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the fair value of residential whole loans. Loans valued using a discounted cash flow model are most sensitive to changes in the discount rate assumption, while loans valued using the liquidation model technique are most sensitive to changes in the current value of the underlying properties and the liquidation timeline. Increases in discount rates, default rates, loss severities, or liquidation timelines, either in isolation or collectively, would generally result in a lower fair value measurement, whereas increases in the current or expected value of the underlying properties, in isolation, would result in a higher fair value measurement. In practice, changes in valuation assumptions may not occur in isolation and the changes in any particular assumption may result in changes in other assumptions, which could offset or amplify the impact on the overall valuation.

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2019 and 2018:

	Level in Fair Value Hierarchy	December 31, 2019		December 31, 2018
(In Thousands)		Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
Financial Assets:
Agency MBS	2	$1,664,582	$1,664,582	$2,698,213	$2,698,213
Non-Agency MBS	2	2,063,529	2,063,529	3,318,299	3,318,299
CRT securities	2	255,408	255,408	492,821	492,821
Residential whole loans, at carrying value	3	6,066,345	6,248,745	3,016,715	3,104,401
Residential whole loans, at fair value	3	1,381,583	1,381,583	1,665,978	1,665,978
MSR-related assets (1)	2 and 3	1,217,002	1,217,002	611,807	611,807
Cash and cash equivalents	1	70,629	70,629	51,965	51,965
Restricted cash	1	64,035	64,035	36,744	36,744
Financial Liabilities (2):
Repurchase agreements	2	9,139,821	9,156,209	7,879,087	7,896,672
Securitized debt	2	570,952	575,353	684,420	680,209
Convertible Senior Notes	2	223,971	244,088	—	—
Senior Notes	1	96,862	103,231	96,816	99,951

(1)	Includes $59.5 million of MSR-related assets that are measured at fair value on a non-recurring basis that are classified as Level 3 in the fair value hierarchy.

(2)	Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the years ended December 31, 2019 and 2018, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $257.7 million and $215.0 million, respectively, at the time of foreclosure. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019

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

The following table summarizes the key details of the Company’s loan securitization transactions as of December 31, 2019 and 2018:

(Dollars in Thousands)	December 2019		December 2018
Aggregate unpaid principal balance of residential whole loans sold	$1,290,029		$1,290,029
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$802,817		$802,817
Outstanding amount of Senior Bonds	$570,952	(1)	$684,420	(1)
Weighted average fixed rate for Senior Bonds issued	3.68%	(2)	3.66%	(2)
Weighted average contractual maturity of Senior Bonds	30 years	(2)	31 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$275,174		$275,174
Cash received	$802,815		$802,815

(1)	Net of $2.9 million and $3.8 million of deferred financing costs at December 31, 2019 and 2018, respectively.

(2)
At December 31, 2019 and 2018, $493.2 million and $582.8 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by 300 basis points at 36 months from issuance if the bond is not redeemed before such date.

(3)	Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

 As of December 31, 2019 and 2018, as a result of the transactions described above, securitized loans with a carrying value of approximately $186.4 million and $209.4 million are included in “Residential whole loans, at carrying value,” securitized loans with a fair value of approximately $567.4 million and $694.7 million are included in “Residential whole loans, at fair value,” and REO with a carrying value of approximately $137.8 million and $79.0 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of December 31, 2019 and 2018, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $571.0 million and $684.4 million, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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
DECEMBER 31, 2019

Based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that it was required to consolidate each VIE created to facilitate the loan securitization transactions.

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of December 31, 2019 and 2018 are a total of $7.4 billion and $4.7 billion, respectively, of residential whole loans, of which approximately $6.1 billion and $3.0 billion, respectively, are reported at carrying value and $1.4 billion and $1.7 billion, respectively, are reported at fair value. These assets, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated. (See Notes 4 and 5(a))

16.  Summary of Quarterly Results of Operations (Unaudited)

	2019 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest income	$140,952	$144,935	$142,721	$153,118
Interest expense	(79,026)	(85,044)	(85,823)	(82,463)
Net interest income	61,926	59,891	56,898	70,655
Net gain on residential whole loans measured at fair value through earnings	25,267	51,473	40,175	41,415
Net realized gain on sales of residential mortgage securities	24,609	7,710	17,708	11,975
Other income	1,293	(2,321)	4,546	2,007
Operating and other expense	(24,238)	(23,713)	(23,728)	(25,431)
Net income	88,857	93,040	95,599	100,621
Preferred stock dividends	(3,750)	(3,750)	(3,750)	(3,750)
Net income available to common stock and participating securities	$85,107	$89,290	$91,849	$96,871
Earnings per Common Share - Basic and Diluted	$0.19	$0.20	$0.20	$0.21

	2018 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest income	$103,752	$101,747	$117,432	$132,744
Interest expense	(50,554)	(51,810)	(58,878)	(70,944)
Net interest income	53,198	49,937	58,554	61,800
Net gain on residential whole loans measured at fair value through earnings	38,498	32,443	34,942	31,736
Net realized gain on sales of residential mortgage securities	8,817	7,429	16,415	28,646
Other income	345	1,134	(2,998)	(39,432)
Operating and other expense	(17,463)	(20,548)	(19,781)	(21,871)
Net income	83,395	70,395	87,132	60,879
Preferred stock dividends	(3,750)	(3,750)	(3,750)	(3,750)
Net income available to common stock and participating securities	$79,645	$66,645	$83,382	$57,129
Earnings per Common Share - Basic and Diluted	$0.20	$0.17	$0.19	$0.13

Schedule IV - Mortgage Loans on Real Estate

December 31, 2019

Asset Type	Number	Interest Rate	Maturity Date Range	Balance Sheet Reported Amount		Principal Amount of Loans Subject to Delinquent Principal or Interest
(Dollars in Thousands)
Residential Whole Loans, at Carrying Value
Original loan balance $0 - $149,999	4,783	0.00% - 13.08%	9/1/2016-1/1/2060	$426,999		$19,807
Original loan balance $150,000 - $299,999	5,472	0.00% - 13.49%	11/1/2018-11/1/2064	1,059,013		49,221
Original loan balance $300,000 - $449,999	3,380	1.90% - 10.50%	12/1/2018-5/1/2062	1,168,588		49,674
Original loan balance greater than $449,999	3,446	1.90% - 11.25%	10/1/2018-1/1/2060	3,414,526		81,617
	17,081			$6,069,126	(1)	$200,319

Residential Whole Loans, at Fair Value
Original loan balance $0 - $149,999	2,329	0.00% - 14.99%	3/15/2010-11/1/2059	$188,123		$94,392
Original loan balance $150,000 - $299,999	2,170	1.92% - 11.53%	3/10/2013-11/1/2059	393,282		210,176
Original loan balance $300,000 - $449,999	1,364	0.00% - 10.75%	5/1/2020-11/1/2059	434,319		241,382
Original loan balance greater than $449,999	592	2.00% - 10.20%	7/1/2017-7/1/2059	365,859		221,371
	6,455			$1,381,583		$767,321

	23,536			$7,450,709	(2)	$967,640

(1)	Carrying value of Non-QM, Rehabilitation and Single-family rental loans excludes an allowance for loan losses of $388,000, $2.3 million and $62,000, respectively, at December 31, 2019.

(2)	The federal income tax basis is approximately $7.3 billion.

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

The following table summarizes the changes in the carrying amounts of residential whole loans during the year ended December 31, 2019:

	For the Year Ended December 31, 2019
(In Thousands)	Residential Whole Loans, at Carrying Value	Residential Whole Loans, at Fair Value
Beginning Balance	$3,016,715	$1,665,978
Additions during period:
Purchases and capitalized advances	4,208,603	40,264
Premium amortization/discount accretion, net	29,204	N/A
Deductions during period:
Cash collections for principal and liquidations	(1,161,375)	(152,012)
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	N/A	47,849
Provision for loan loss	(2,057)	N/A
Repurchases	(5,447)	(1,337)
Transfer to REO	(19,298)	(219,159)
Ending Balance	$6,066,345	$1,381,583

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

In connection with the preparation of this Annual Report on Form 10-K, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2019, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2019. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (the “2013 COSO Framework”). As a result of this assessment, management concluded that, as of December 31, 2019, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 141 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MFA Financial, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited MFA Financial, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and Schedule IV - Mortgage Loans on Real Estate as of December 31, 2019 (collectively, the consolidated financial statements), and our report dated February 21, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 21, 2020

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We expect to file with the SEC, in April 2020 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about May 19, 2020.  The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a)         Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements.  The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 79 through 136 of this Annual Report on Form 10-K and are incorporated herein by reference.

(b)         Exhibits required by Item 601 of Regulation S-K

The information required by this Item is set forth on the Exhibit Index that follows the signature page of this report.

(c)   Financial Statement Schedules required by Regulation S-X

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2019.

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

Item 16.  Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MFA Financial, Inc.

Date: February 21, 2020	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 21, 2020	By	/s/	Craig L. Knutson
Craig L. Knutson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 21, 2020	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

Date: February 21, 2020	By	/s/	Kathleen A. Hanrahan
Kathleen A. Hanrahan
Senior Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 21, 2020	By	/s/	George H. Krauss
George H. Krauss
Chairman and Director

Date: February 21, 2020	By	/s/	Stephen R. Blank
Stephen R. Blank
Director

Date: February 21, 2020	By	/s/	James A. Brodsky
James A. Brodsky
Director

Date: February 21, 2020	By	/s/	Laurie Goodman
Laurie Goodman
Director

Date: February 21, 2020	By	/s/	Robin Josephs
Robin Josephs
Director

Date: February 21, 2020	By	/s/	Francis J. Oelerich III
Francis J. Oelerich III
Director

Date: February 21, 2020	By	/s/	Lisa Polsky
Lisa Polsky
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

4.1*    Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

4.2 Specimen of Common Stock Certificate of the Company (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-4, dated February 12, 1998 (Commission File No. 333-46179)).

4.3 Specimen of certificate representing the 7.50% Series B Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K, dated April 15, 2013 (Commission File No. 1-13991)).

4.4 Indenture, dated as of April 11, 2012, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K, dated April 11, 2012 (Commission File No. 1-13991)).

4.5 First Supplemental Indenture, dated as of April 11, 2012, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K, dated April 11, 2012 (Commission File No. 1-13991)).

4.6Indenture, dated June 3, 2019, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K, dated June 3, 2019 (Commission File No. 1-13991)).

4.7 First Supplemental Indenture, dated June 3, 2019, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K, dated June 3, 2019 (Commission File No. 1-13991)).

4.8 Form of 8.00% Senior Notes due 2042 (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K, dated April 11, 2012 (Commission File No. 1-13991)).

4.9 Form of 6.25% Convertible Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K, dated June 3, 2019 (Commission File No. 1-13991)).

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

10.3 Employment Agreement, entered into as of November 26, 2019, by and between the Company and Craig L. Knutson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated November 26, 2019 (Commission File No. 1-13991)).

10.4 Employment Agreement, entered into as of March 28, 2018, by and between the Company and Gudmundur Kristjansson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 2, 2018 (Commission File No. 1-13991)).

10.5 Employment Agreement, entered into as of November 26, 2019, by and between the Company and Gudmundur Kristjansson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated November 26, 2019 (Commission File No. 1-13991)).

10.6 Employment Agreement, entered into as of March 28, 2018, by and between the Company and Bryan Wulfsohn (incorporated herein by reference to Exhibit 10.3 to the Form 8-K filed April 2, 2018 (Commission File No. 1-13991)).

10.7 Employment Agreement, entered into as of November 26, 2019, by and between the Company and Bryan Wulfsohn (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, dated November 26, 2019 (Commission File No. 1-13991)).

10.8 Employment Agreement, entered into as of March 1, 2010, by and between the Company and Sunil Yadav (incorporated herein by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-13991)).

10.9 Amendment No. 1, dated February 9, 2015, to Employment Agreement, entered into as of March 1, 2010, by and between the Company and Sunil Yadav (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (Commission File No. 1-13991)).

10.10 MFA Financial, Inc. Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 22, 2015 (Commission File No. 1-13991)).

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

10.13 Form of Phantom Share Award Agreement (Time-Based Vesting) (Knutson) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.14 Form of Phantom Share Award Agreement (Performance-Based Vesting) (Knutson) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.15 Form of Phantom Share Award Agreement (Performance-Based Vesting) (Knutson) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated January 11, 2017 (Commission File No. 1-13991)).

10.16 Form of Phantom Share Award Agreement (Vested Award) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.17 Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated December 27, 2018 (Commission File No. 1-13991)).

10.18 Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.8 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.19 Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated December 27, 2018 (Commission File No. 1-13991)).

10.20 Summary Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-13991)).

10.21 Modification to Compensation Payable to the Non-Executive Chairman of the Board (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016 (Commission File No. 1-13991)).

10.22 Modification to Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-13991)).

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

101    Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) our Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (iii) our Consolidated Statements of Comprehensive Income / (Loss) for the years ended December 31, 2019, 2018 and 2017; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, 2018 and 2017; (v) our Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; and (vi) the notes to our Consolidated Financial Statements.

104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.