Form 10-Q
period 2020-03-31
MFA FINANCIAL, INC.
filed 2020-06-22
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2020

or
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last period)
____________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	MFA	New York Stock Exchange
7.50% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	MFA/PB	New York Stock Exchange
6.50% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share	MFA/PC	New York Stock Exchange
8.00% Senior Notes due 2042	MFO	New York Stock Exchange

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

453,242,244 shares of the registrant’s common stock, $0.01 par value, were outstanding as of June 10, 2020.

Explanatory Note

On May 6, 2020, MFA Financial, Inc. (the “Company”) furnished information in a Current Report on Form 8-K (the “Form 8-K”) pursuant to the Order (Release No. 34-88465) of the U.S. Securities and Exchange Commission (the “SEC”), dated March 25, 2020 (the “Order”). The Order provides registrants, including the Company, with the ability to extend the dates by which certain filings are required to be made with the SEC, in light of operational challenges presented by the COVID-19 pandemic. In the Form 8-K, the Company disclosed that, while it had fully implemented its business continuity plan and had transitioned to a remote work environment in response to the operational and health risks associated with the COVID-19 pandemic, the disruption and volatility in the financial markets triggered in large part by the pandemic had a significant impact on the Company’s operations and financial position. As a result, the Company’s management had to devote significant time and attention to address such matters, which had diverted management resources from completing tasks necessary to timely file this Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (the “Quarterly Report”) on or before the original filing deadline of May 11, 2020. In light of the foregoing circumstances, and in reliance on the Order, the Company disclosed in the Form 8-K that it did not intend to file the Quarterly Report by May 11, 2020. The Company, in reliance on and as permitted by the Order, is hereby timely filing this Quarterly Report within 45 days from the original filing deadline.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)	March 31, 2020	December 31, 2019
	(Unaudited)
Assets:
Residential whole loans:
Residential whole loans, at carrying value ($5,055,177 and $4,847,782 pledged as collateral, respectively) (1) (2)	$5,934,042	$6,069,370
Residential whole loans, at fair value ($718,343 and $794,684 pledged as collateral, respectively) (1)	1,243,792	1,381,583
Allowance for credit and valuation losses on residential whole loans held at carrying value and held-for-sale	(218,011)	(3,025)
Total residential whole loans, net	6,959,823	7,447,928
Residential mortgage securities:
Non-Agency MBS, at fair value ($1,331,674 and $2,055,802 pledged as collateral, respectively)	1,119,940	2,063,529
Agency MBS, at fair value ($568,704 and $1,658,614 pledged as collateral, respectively)	553,413	1,664,582
Credit Risk Transfer (“CRT”) securities, at fair value ($263,225 and $252,175 pledged as collateral, respectively)	254,101	255,408
Mortgage servicing rights (“MSR”) related assets ($877,204 and $1,217,002 pledged as collateral, respectively)	738,054	1,217,002
Cash and cash equivalents	116,465	70,629
Restricted cash	216,902	64,035
Other assets	1,171,639	784,251
Total Assets	$11,130,337	$13,567,364

Liabilities:
Repurchase agreements	$7,768,180	$9,139,821
Other liabilities	921,482	1,043,591
Total Liabilities	$8,689,662	$10,183,412

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $.01 par value; 6.50% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	—
Common stock, $.01 par value; 874,300 and 886,950 shares authorized; 453,138 and 452,369 shares issued and outstanding, respectively	4,531	4,524
Additional paid-in capital, in excess of par	3,906,613	3,640,341
Accumulated deficit	(1,548,361)	(631,040)
Accumulated other comprehensive income	77,702	370,047
Total Stockholders’ Equity	$2,440,675	$3,383,952
Total Liabilities and Stockholders’ Equity	$11,130,337	$13,567,364

(1)
Includes approximately $185.9 million and $186.4 million of Residential whole loans, at carrying value and $516.4 million and $567.4 million of Residential whole loans, at fair value transferred to consolidated variable interest entities (“VIEs”) at March 31, 2020 and December 31, 2019, respectively. Such assets can be used only to settle the obligations of each respective VIE.

(2)	Includes Non-QM loans held-for-sale with an amortized cost of $965.5 million and a net carrying value of $895.3 million at March 31, 2020.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2020	2019
Interest Income:
Residential whole loans held at carrying value	$83,486	$49,620
Non-Agency MBS	32,551	54,001
Agency MBS	8,861	18,441
CRT securities	2,962	6,200
MSR-related assets	14,207	10,620
Cash and cash equivalent investments	486	764
Other interest-earning assets	2,907	1,306
Interest Income	$145,460	$140,952

Interest Expense:
Repurchase agreements	$72,698	$70,809
Other interest expense	11,061	8,217
Interest Expense	$83,759	$79,026

Net Interest Income	$61,701	$61,926

Provision for credit and valuation losses on residential whole loans and other financial instruments	$(150,827)	$(805)
Net Interest Income after Provision for Credit and Valuation Losses	$(89,126)	$61,121

Other Income, net:
Impairment and other losses on securities available-for-sale and other assets	$(419,651)	$—
Net realized (loss)/gain on sales of residential mortgage securities and residential whole loans	(238,380)	24,609
Net unrealized (loss)/gain on residential mortgage securities measured at fair value through earnings	(77,961)	8,672
Net (loss)/gain on residential whole loans measured at fair value through earnings	(52,760)	25,267
Net loss on Swaps not designated as hedges for accounting purposes	(4,239)	(8,944)
Other, net	2,228	1,565
Other (Loss)/Income, net	$(790,763)	$51,169

Operating and Other Expense:
Compensation and benefits	$8,899	$8,554
Other general and administrative expense	4,575	4,645
Loan servicing and other related operating expenses	11,164	10,234
Costs associated with restructuring/forbearance agreement	4,468	—
Operating and Other Expense	$29,106	$23,433

Net (Loss)/Income	$(908,995)	$88,857
Less Preferred Stock Dividend Requirement	$5,215	$3,750
Net (Loss)/Income Available to Common Stock and Participating Securities	$(914,210)	$85,107

Basic (Loss)/Earnings per Common Share	$(2.02)	$0.19
Diluted (Loss)/Earnings per Common Share	$(2.02)	$0.19

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2020	2019
Net (loss)/income	$(908,995)	$88,857
Other Comprehensive Income/(Loss):
Unrealized gains on securities available-for-sale	124,410	22,103
Reclassification adjustment for MBS sales included in net income	(23,953)	(17,009)
Reclassification adjustment for impairments included in net income	(344,269)	—
Derivative hedging instrument fair value changes, net	(50,127)	(10,445)
Amortization of de-designated hedging instruments, net	1,594	(341)
Other Comprehensive Income/(Loss)	(292,345)	(5,692)
Comprehensive income before preferred stock dividends	$(1,201,340)	$83,165
Dividends required on preferred stock	(5,215)	(3,750)
Comprehensive Income Available to Common Stock and Participating Securities	$(1,206,555)	$79,415

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Three Months Ended March 31, 2020
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	8,000	$80	452,369	$4,524	$3,640,341	$(631,040)	$370,047	$3,383,952
Cumulative effect adjustment on adoption of new accounting standard ASU 2016-13	—	—	—	—	—	—	—	(8,326)	—	(8,326)
Net loss	—	—	—	—	—	—	—	(908,995)	—	(908,995)
Issuance of Series C Preferred Stock, net of expenses	11,000	110	—	—	—	—	265,919	—	—	266,029
Issuance of common stock, net of expenses	—	—	—	—	1,106	7	680	—	—	687
Repurchase of shares of common stock (1)	—	—	—	—	(337)	—	(2,652)	—	—	(2,652)
Equity based compensation expense	—	—	—	—	—	—	1,266	—	—	1,266
Accrued dividends attributable to stock-based awards	—	—	—	—	—	—	1,059	—	—	1,059
Change in unrealized gains on MBS, net	—	—	—	—	—	—	—	—	(243,812)	(243,812)
Derivative hedging instrument fair value changes and amortization, net	—	—	—	—	—	—	—	—	(48,533)	(48,533)
Balance at March 31, 2020	11,000	$110	8,000	$80	453,138	$4,531	$3,906,613	$(1,548,361)	$77,702	$2,440,675

(1)  For the three months ended March 31, 2020 includes approximately $2.7 million (337,026 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Three Months Ended March 31, 2019
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	8,000	$80	449,787	$4,498	$3,623,275	$(632,040)	$420,288	$3,416,101
Net income	—	—	—	—	—	88,857	—	88,857
Issuance of common stock, net of expenses	—	—	1,066	7	544	—	—	551
Repurchase of shares of common stock (1)	—	—	(370)	—	(2,610)	—	—	(2,610)
Equity based compensation expense	—	—	—	—	992	—	—	992
Accrued dividends attributable to stock-based awards	—	—	—	—	435	—	—	435
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(90,097)	—	(90,097)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(256)	—	(256)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	5,094	5,094
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	(10,786)	(10,786)
Balance at March 31, 2019	8,000	$80	450,483	$4,505	$3,622,636	$(637,286)	$414,596	$3,404,531

(1)  For the three months ended March 31, 2019, includes approximately $2.6 million (370,244 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In Thousands)	2020	2019
Cash Flows From Operating Activities:
Net (loss)/income	$(908,995)	$88,857
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sales of residential whole loans at carrying value	145,791	—
Loss/(gain) on sales of residential mortgage securities and MSR-related assets	92,589	(24,609)
Gain on sales of real estate owned	(3,107)	(1,398)
Gain on liquidation of residential whole loans	(1,105)	(4,684)
Impairment and other losses on securities available-for-sale and other assets	419,651	—
Accretion of purchase discounts on residential mortgage securities, residential whole loans and MSR-related assets	(12,114)	(15,915)
Amortization of purchase premiums on residential mortgage securities and residential whole loans, and amortization of terminated hedging instruments	15,266	7,620
Depreciation and amortization on real estate, fixed assets and other assets	3,582	432
Equity-based compensation expense	1,273	998
Unrealized losses on residential whole loans at fair value	74,556	1,060
Provision for credit and valuation losses on residential whole loans and other financial instruments	150,827	—
Unrealized losses on residential mortgage securities and interest rate swap agreements (“Swaps”) and other	82,464	200
Increase in other assets	(37,811)	(8,770)
Decrease in other liabilities	(9,653)	(6,709)
Net cash provided by operating activities	$13,214	$37,082

Cash Flows From Investing Activities:
Purchases of residential whole loans, loan related investments and capitalized advances	$(1,119,464)	$(1,021,557)
Principal payments on residential whole loans	508,855	233,724
Principal payments on residential mortgage securities and MSR-related assets	539,882	391,641
Proceeds from sales of residential mortgage securities	1,009,316	208,306
Purchases of residential mortgage securities and MSR-related assets	(162,607)	(327,221)
Proceeds from sales of real estate owned	52,042	23,963
Purchases of real estate owned and capital improvements	(5,606)	(5,923)
Additions to leasehold improvements, furniture and fixtures	(176)	(391)
Net cash provided by/(used in) investing activities	$822,242	$(497,458)

Cash Flows From Financing Activities:
Principal payments on repurchase agreements	$(12,903,818)	$(18,879,173)
Proceeds from borrowings under repurchase agreements	12,216,862	19,509,794
Principal payments on securitized debt	(37,418)	(25,501)
Payments made for settlements and unwinds of Swaps	(88,405)	(21,478)
Proceeds from issuance of Series C Preferred Stock	275,000	—
Payments made for costs related to Series C Preferred Stock issuance	(8,912)	—
Proceeds from issuances of common stock	687	551
Dividends paid on preferred stock	—	(3,750)
Dividends paid on common stock and dividend equivalents	(90,749)	(90,198)
Net cash (used in)/provided by financing activities	$(636,753)	$490,245
Net increase in cash, cash equivalents and restricted cash	$198,703	$29,869
Cash, cash equivalents and restricted cash at beginning of period	$134,664	$88,709
Cash, cash equivalents and restricted cash at end of period	$333,367	$118,578

Supplemental Disclosure of Cash Flow Information
Interest Paid	$80,158	$81,435

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$50,693	$65,160
Dividends and dividend equivalents declared and unpaid	$—	$90,353
Receivable for unsettled MBS, MSR-related asset, and residential whole loan sales	$419,583	$—
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2020 and results of operations for all periods presented have been made.  The results of operations for the three months ended March 31, 2020 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including impairment, valuation allowances and loss allowances on residential whole loans (See Note 3), mortgage-backed securities (“MBS”) (See Note 4) and Other Assets (See Note 5), valuation of MBS, CRT securities and MSR-related assets (See Notes 4 and 14), income recognition and valuation of residential whole loans (See Notes 3 and 14), valuation of derivative instruments (See Notes 5(c) and 14) and income recognition on certain Non-Agency MBS (defined below) purchased at a discount. (See Note 4)  In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest. (See Note 2(n))  Actual results could differ from those estimates.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(b)  Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

Residential whole loans included in the Company’s consolidated balance sheets are primarily comprised of pools of fixed- and adjustable-rate residential mortgage loans acquired through consolidated trusts in secondary market transactions. The accounting model utilized by the Company is determined at the time each loan package is initially acquired and is generally based on the delinquency status of the majority of the underlying borrowers in the package at acquisition. The accounting model described below for Purchased Credit Deteriorated Loans that are held at carrying value is typically utilized by the Company for Purchased Credit Deteriorated Loans where the underlying borrower has a delinquency status of less than 60 days at the acquisition date. The Company also acquires Purchased Performing Loans that are typically held at carrying value, but the accounting methods for income recognition and determination and measurement of any required credit loss reserves (as discussed below) differ from those used for Purchased Credit Deteriorated Loans held at carrying value. The accounting model described below for residential whole loans held at fair value is typically utilized by the Company for loans where the underlying borrower has a delinquency status of 60 days or more at the acquisition date. The accounting model initially applied is not subsequently changed.

The Company’s residential whole loans pledged as collateral against repurchase agreements are included in the consolidated balance sheets with amounts pledged disclosed parenthetically.  Purchases and sales of residential whole loans that are subject to an extended period of due diligence that crosses a reporting date are recorded in our balance sheet at amounts reflecting management’s current estimate of assets that will be acquired or disposed at the closing of the transaction. This estimate is subject to revision at the closing of the transaction, pending the outcome of due diligence performed prior to closing. Residential whole loans purchased under flow arrangements with loan origination partners are generally recorded at the transaction settlement date. Recorded amounts of residential whole loans for which the closing of the purchase transaction is yet to occur are not eligible to be pledged as collateral against any repurchase agreement financing until the closing of the purchase transaction. Interest income, credit related losses and changes in the fair value of loans held at fair value are recorded post settlement for acquired loans and until transaction settlement for sold loans. (See Notes 3, 6, 7, 14 and 15)

Residential Whole Loans at Carrying Value

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

An allowance for credit losses is recorded at acquisition, and maintained on an ongoing basis, for all losses expected to be incurred over the life of the respective loan. Any required credit loss allowance would reduce the net carrying value of the loan with a corresponding charge to earnings, and may increase or decrease over time. Significant judgments are required in determining any allowance for credit loss, including assumptions regarding the loan cash flows expected to be collected, the value of the underlying collateral and the ability of the Company to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower. Income recognition is suspended for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful (i.e., such loans are placed on nonaccrual status). For nonaccrual loans other than Fix and Flip loans, all payments are applied to principal under the cost recovery method. For nonaccrual Fix and Flip loans, interest income is recorded under the cash basis method as interest payments are received. Interest accruals are resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or it is legally discharged. Modified loans are considered “troubled debt restructurings” if the Company grants a concession to a borrower who is experiencing financial difficulty (including the interpretation of this definition set forth in OCC Bulletin 2020-35).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The aggregate allowance for credit losses is equal to the sum of the losses expected to be incurred over the life of each respective loan. These losses were estimated by projecting each loan’s expected cash flows based on their contractual terms, expected prepayments, and estimated default and loss severity rates. The default and severity rates were estimated based on the following steps: (i) obtained the Company’s historical experience through an entire economic cycle for each loan type or, to the extent the Company did not have sufficient historical loss experience for a given loan type, publicly available data derived from the historical loss experience of certain banks, which data the Company believes is generally representative of its portfolio, (ii) obtained historical economic data (U.S. unemployment rates and home price appreciation) over the same period, and (iii) estimated default and severity rates during three distinct future periods based on historical default and severity rates during periods when economic conditions similar to those forecasted were experienced. The three periods were as follows: (i) a one-year forecast of economic conditions based on U.S. unemployment rates and home price appreciation, followed by (ii) a two-year “reversion” period during which economic conditions (U.S. unemployment rates and home price appreciation) are projected to revert to historical averages on a straight line basis, followed by (iii) the remaining life of each loan, during which period economic conditions (U.S. unemployment rates and home price appreciation) are projected to equal historical averages. In addition, a liability is established (and recorded in Other Liabilities) each period using a similar methodology for committed but undrawn loan amounts. This methodology has not changed from the calculation of the allowance for credit losses on January 1, 2020 pursuant to the transition to ASU 2016-13 as described below under “New Accounting Standards and Interpretations,” other than a change in the reversion period from one year to two years to reflect the expected ongoing impact of current conditions. (See Note 3)

Purchased Credit Deteriorated Loans

The Company has elected to account for these loans as credit impaired as they have experienced a more-than-insignificant deterioration in credit quality since origination and were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Substantially all of these loans have previously experienced payment delinquencies and the amount owed may exceed the value of the property pledged as collateral. Consequently, these loans generally have a higher likelihood of default than newly originated mortgage loans with LTVs of 80% or less to creditworthy borrowers. The Company believes that amounts paid to acquire these loans represent fair market value at the date of acquisition. Loans considered credit impaired are initially recorded at the purchase price on a net basis, after establishing an initial allowance for credit losses (their initial cost basis is equal to their purchase price plus the initial allowance for credit losses). Subsequent to acquisition, the gross recorded amount for these loans reflects the initial cost basis, plus accretion of interest income, less principal and interest cash flows received. These loans are presented on the Company’s consolidated balance sheets at carrying value, which reflects the recorded cost basis reduced by any allowance for credit losses. Interest income on such loans purchased is recorded each period based on the contractual coupon net of amortization of the difference between their cost basis and unpaid principal balance (“UPB”), subject to the Company’s nonaccrual policy.

Residential Whole Loans Held-for-Sale

The Company’s residential whole loans held-for-sale are presented on the Company’s consolidated balance sheets at the lower of the current carrying amount or fair value less estimated selling costs. Interest income on the Company’s residential whole loans held-for-sale is included in Residential whole loans held at carrying value on the Company’s consolidated statements of operations.

Residential Whole Loans at Fair Value

Certain of the Company’s residential whole loans are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of acquisition. For the majority of these loans, there is significant uncertainty associated with estimating the timing of and amount of cash flows that will be collected. Further, the cash flows ultimately collected may be dependent on the value of the property securing the loan. Consequently, the Company considers that accounting for these loans at fair value should result in a better reflection over time of the economic returns for the majority of these loans. The Company determines the fair value of its residential whole loans held at fair value after considering portfolio valuations obtained from a third-party that specializes in providing valuations of residential mortgage loans and trading activity observed in the market place. Subsequent changes in fair value are reported in current period earnings and presented in Net (loss)/gain on residential whole loans measured at fair value through earnings on the Company’s consolidated statements of operations.

Cash received representing coupon interest payments on residential whole loans held at fair value is not included in Interest Income, but rather is included in Net (loss)/gain on residential whole loans measured at fair value through earnings on the Company’s

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

consolidated statements of operations. Cash outflows associated with loan-related advances made by the Company on behalf of the borrower are included in the basis of the loan and are reflected in unrealized gains or losses reported each period.

(c)  Residential Mortgage Securities

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

Designation

MBS that the Company generally intends to hold until maturity, but that it may sell from time to time as part of the overall management of its business, are designated as “available-for-sale” (“AFS”). Such MBS are carried at their fair value with unrealized gains and losses excluded from earnings (except when an allowance for losses is recognized, as discussed below) and reported in Accumulated other comprehensive income/(loss) (“AOCI”), a component of Stockholders’ Equity.

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

Interest income on Non-Agency MBS that were purchased at a discount to par value and/or are considered to be of less than high credit quality is recognized based on the security’s effective interest rate which is the security’s internal rate of return (“IRR”). The IRR is determined using management’s estimate of the projected cash flows for each security, which are based on the Company’s observation of current information and events and include assumptions related to fluctuations in interest rates, prepayment speeds and the timing and amount of credit losses. On at least a quarterly basis, the Company reviews and, if appropriate, makes adjustments to its cash flow projections based on input and analysis received from external sources, internal models, and its judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Changes in cash flows from those originally projected, or from those estimated at the last evaluation, may result in a prospective change in the IRR/ interest income recognized on these securities or in the recognition of a change in the loss allowance.  (See Note 4)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Determination of Fair Value for Residential Mortgage Securities

In determining the fair value of the Company’s residential mortgage securities, management considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity.  (See Note 14)

Allowance for credit losses

When the fair value of an AFS security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities, as well as securities for which a credit loss allowance had been previously recorded, on at least a quarterly basis and determines whether any changes to the allowance for credit losses are required.  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize a write-down through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an impaired security, only the portion of the impairment related to credit losses is recognized through a loss allowance charged to earnings with the remainder recognized through AOCI on the Company’s consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings.  Credit loss allowances are subject to reversal through earnings resulting from improvements in expected cash flows. The determination as to whether to record (or reverse) a credit loss allowance is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of future performance and cash flow projections.  As a result, the timing and amount of losses constitute material estimates that are susceptible to significant change.  (See Note 4)

Non-Agency MBS that are assessed to be of less than high credit quality and on which impairments are recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for its Non-Agency MBS is based on its review of the underlying mortgage loans securing the MBS.  The Company considers information available about the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, year of origination, loan-to-value ratios (“LTVs”), geographic concentrations and dialogue with market participants.  As a result, significant judgment is used in the Company’s analysis to determine the expected cash flows for its Non-Agency MBS.  In determining the allowance related to credit losses for securities that were purchased at significant discounts to par and/or are considered to be of less than high credit quality, the Company compares the present value of the remaining cash flows expected to be collected at the purchase date (or last date previously revised) against the present value of the cash flows expected to be collected at the current financial reporting date.  The discount rate used to calculate the present value of expected future cash flows is the current yield used for income recognition purposes.  Impairment assessment for Non-Agency MBS that were purchased at prices close to par and/or are otherwise considered to be of high credit quality involves comparing the present value of the remaining cash flows expected to be collected against the amortized cost of the security at the assessment date.  The discount rate used to calculate the present value of the expected future cash flows is based on the instrument’s IRR.

Balance Sheet Presentation

The Company’s residential mortgage securities pledged as collateral against repurchase agreements and Swaps are included on the consolidated balance sheets with the fair value of the securities pledged disclosed parenthetically.  Purchases and sales of securities are recorded on the trade date.

(d) MSR-Related Assets

The Company has investments in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. These financial instruments, which are referred to as MSR-related assets, are discussed in more detail below. The Company’s MSR-related assets pledged as collateral against repurchase agreements are included in the consolidated balance sheets with the amounts pledged disclosed parenthetically. Purchases and sales of MSR-related assets are recorded on the trade date. (See Notes 4, 6, 7 and 14)

Term Notes Backed by MSR-Related Collateral

The Company has invested in term notes that are issued by special purpose vehicles (“SPV”) that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. The Company

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

considers payment of principal and interest on these term notes to be largely dependent on the cash flows generated by the underlying MSRs as this impacts the cash flows available to the SPV that issued the term notes. Credit risk borne by the holders of the term notes is also mitigated by structural credit support in the form of over-collateralization. Credit support is also provided by a corporate guarantee from the ultimate parent or sponsor of the SPV that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the underlying MSRs be insufficient.

The Company’s term notes backed by MSR-related collateral are treated as AFS securities and reported at fair value on the Company’s consolidated balance sheets with unrealized gains and losses excluded from earnings and reported in AOCI, subject to impairment and loss allowances. Interest income is recognized on an accrual basis on the Company’s consolidated statements of operations. The Company’s valuation process for such notes is similar to that used for residential mortgage securities and considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity. Other factors taken into consideration include estimated changes in fair value of the related underlying MSR collateral, as applicable, and the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient.

Corporate Loans

The Company has made or participated in loans to provide financing to entities that originate residential mortgage loans and own the related MSRs. These corporate loans are generally secured by certain MSRs, as well as certain other unencumbered assets owned by the borrower.

Corporate loans are recorded on the Company’s consolidated balance sheets at the drawn amount, on which interest income is recognized on an accrual basis on the Company’s consolidated statements of operations, subject to loss allowances. Commitment fees received on the undrawn amount are deferred and recognized as interest income over the remaining loan term at the time of draw. At the end of the commitment period, any remaining deferred commitment fees are recorded as Other Income on the Company’s consolidated statements of operations. The Company evaluates the recoverability of its corporate loans on a quarterly basis considering various factors, including the current status of the loan, changes in the fair value of the MSRs that secure the loan and the recent financial performance of the borrower.

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its repurchase agreement counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at March 31, 2020 and December 31, 2019. At March 31, 2020 and December 31, 2019, the Company had cash and cash equivalents of $116.5 million and $70.6 million, respectively. At March 31, 2020, the Company had no investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. As of December 31, 2019, the Company had $39.6 million worth of investments in overnight money market funds. In addition, deposits in FDIC insured accounts generally exceed insured limits. (See Notes 7 and 14)

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties in connection with certain of the Company’s Swaps and/or repurchase agreements that is not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to repurchase agreement and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap and/or repurchase agreements.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its repurchase agreements and/or Swaps of $216.9 million and $64.0 million at March 31, 2020 and December 31, 2019, respectively.  (See Notes 5(c), 6, 7 and 14)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(g) Real Estate Owned (“REO”)

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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
MARCH 31, 2020

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

In addition, the Company has elected to treat certain of its subsidiaries as TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business is conducted through one or more TRS, the net taxable income earned by its domestic TRS, if any, is subject to corporate income taxation. To maintain the Company’s REIT election, no more than 20% of the value of the Company’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U.S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No net deferred tax benefit was recorded by the Company for the three months ended March 31, 2020 and 2019, related to the net taxable losses in the TRS, since a valuation allowance for the full amount of the associated deferred tax asset of approximately $73.5 million was recognized as its recovery is not considered more likely than not. The related net operating loss carryforwards generated prior to 2018 will begin to expire in 2034; those generated in 2020, 2019 and 2018 can be carried back to each of the five taxable years preceding the taxable year of such loss and thereafter can be carried forward and do not expire.

 Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of March 31, 2020, December 31, 2019, or March 31, 2019. As of the date of this filing the Company’s tax returns for tax years 2016 through 2018 are open to examination.

(o)  Derivative Financial Instruments

The Company may use a variety of derivative instruments to economically hedge a portion of its exposure to market risks, including interest rate risk and prepayment risk. The objective of the Company’s risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, the Company attempts to mitigate the risk of the cost of its variable rate liabilities increasing during a period of rising interest rates. The Company’s derivative instruments have generally been comprised of Swaps, the majority of which were designated as cash flow hedges against the interest rate risk associated with its borrowings.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Swaps are carried on the Company’s consolidated balance sheets at fair value, in Other assets, if their fair value is positive, or in Other liabilities, if their fair value is negative.  Since January 2017, variation margin payments on the Company’s Swaps that have been novated to a clearing house have been treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the related Swap contract. The effect of this change is to reduce what would have otherwise been reported as the fair value of the Swap. All of the Company’s Swaps were novated to a central clearing house. Changes in the fair value of the Company’s Swaps designated in hedging transactions are recorded in OCI provided that the hedge remains effective.  Periodic payments accrued in connection with Swaps designated as hedges are included in interest expense and are treated as an operating cash flow.

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

In addition to the financial instruments that it is required to report at fair value, the Company has elected the fair value option for certain of its residential whole loans, Agency MBS and CRT securities at the time of acquisition. Subsequent changes in the fair value of these financial instruments are reported in Other income, net, in the Company’s consolidated statements of operations. A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable. (See Notes 2(c), 2(b), 4, 3 and 14)

 (q)  Variable Interest Entities

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
MARCH 31, 2020

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

Accounting Standards Adopted in 2020

Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU” 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which has subsequently been amended by ASUs 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, 2020-02 Financial Instruments-Credit Losses (Topic 326)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date (SEC Update), and 2020-03 Codification Improvements to Financial Instruments. The amendments in ASU 2016-13 require entities to measure all expected credit losses (rather than incurred losses) for financial assets held at the reporting date, based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced financial statement disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The amendments in this ASU were required to be applied by recording a cumulative-effect adjustment to equity as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an OTTI had been recognized before the effective date. The Company adopted the new ASU on January 1, 2020. The impact of adoption was that the allowance for credit losses on Purchased Performing Loans increased by approximately $8.3 million. This transition adjustment was recorded as an increase in the Company’s allowance for credit losses and an adjustment to decrease retained earnings as of the adoption date. In addition, for Purchased Credit Deteriorated Loans, the carrying value of the portfolio was adjusted on transition to include an estimate of the allowance for credit losses as required by the new standard. For financial statement reporting purposes, this adjusted carrying value is presented net of the estimated allowance for credit losses. Consequently, the adjustments recorded on transition for Purchased Credit Deteriorated Loans do not result in any adjustment to retained earnings as of the adoption date. The Company does not consider these transition adjustments to be material to its financial position or previously reported GAAP or economic book value.

Under ASU 2016-13, credit losses for available-for-sale debt securities are measured in a manner similar to prior GAAP. However, the amendments in this ASU require that credit losses be recorded through an allowance for credit losses, which will allow subsequent reversals in credit loss estimates to be recognized in current income. In addition, the allowance on available-for-sale debt securities will be limited to the extent that the fair value is less than the amortized cost. Under prior GAAP, credit impairment losses were generally required to be recorded as “other than temporary” impairment, which directly reduced the carrying amount of impaired securities, and was recorded in earnings and was not reversed if expected cash flows subsequently recovered. Under the new guidance, credit impairments on such securities (other than those related to expected sales) are recorded as an allowance for credit losses that is also recorded in earnings, but the allowance can be reversed through earnings in a subsequent period if expected cash flows subsequently recover. Transition to the new available-for-sale debt securities guidance did not result in a change to our retained earnings.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). The amendments in this ASU provide temporary optional expedients to ease the financial reporting burden of the expected transition from the London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as the Secured Overnight Financing Rate (“SOFR”). The amendments in the ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in ASU 2020-04 were effective for all entities as of March 12, 2020 and will generally no longer be available to apply after December 31, 2022. The Company adopted this ASU as of the effective date and will utilize the optional expedients to the extent that they apply to the Company.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

3.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at March 31, 2020 and December 31, 2019 are approximately $7.0 billion and $7.4 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes.

Residential Whole Loans, at Carrying Value

The following table presents the components of the Company’s Residential whole loans, at carrying value at March 31, 2020 and December 31, 2019:

(Dollars In Thousands)	March 31, 2020	December 31, 2019
Purchased Performing Loans:
Non-QM loans (1)	$3,538,725	$3,707,245
Rehabilitation loans	978,965	1,026,097
Single-family rental loans	506,352	460,742
Seasoned performing loans	165,592	176,569
Total Purchased Performing Loans	5,189,634	5,370,653
Purchased Credit Deteriorated Loans (2)	744,408	698,717
Total Residential whole loans, at carrying value	$5,934,042	$6,069,370
Allowance for credit and valuation losses on residential whole loans held at carrying value and held-for-sale	(218,011)	(3,025)
Total Residential whole loans at carrying value, net	$5,716,031	$6,066,345

Number of loans	16,999	17,082

(1)	Includes Non-QM loans held-for-sale with an amortized cost of $965.5 million and a net carrying value of $895.3 million at March 31, 2020.

(2)	The amortized cost basis of Purchased Credit Deteriorated Loans was increased by $62.6 million on January 1, 2020 in connection with the adoption of ASU 2016-13.

The following table presents the components of interest income on the Company’s Residential whole loans, at carrying value and held-for-sale for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Purchased Performing Loans:
Non-QM loans (1)	$49,070	$22,414
Rehabilitation loans	15,327	9,933
Single-family rental loans	7,343	2,701
Seasoned performing loans	2,600	3,173
Total Purchased Performing Loans	74,340	38,221
Purchased Credit Deteriorated Loans	9,146	11,399
Total Residential whole loans, at carrying value	$83,486	$49,620

(1)	Includes interest income on Non-QM loans held-for-sale at March 31, 2020.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The following table presents additional information regarding the Company’s Residential whole loans, at carrying value and held-for-sale at March 31, 2020:

March 31, 2020

	Carrying Value	Amortized Cost Basis	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by Amortized Cost Basis
									Past Due Days
(Dollars In Thousands)								Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans (4)(5)	$3,434,894	$3,538,725	$3,424,646	5.84%	363	66%	717	$3,450,648	$50,584	$13,058	$24,435
Rehabilitation loans (4)	943,332	978,965	978,965	7.24	7	64	720	806,413	61,723	20,973	89,856
Single-family rental loans (4)	498,921	506,352	501,925	6.28	322	70	734	482,499	17,536	2,009	4,308
Seasoned performing loans (4)	165,343	165,592	180,421	4.11	178	42	723	160,944	1,670	1,099	1,879
Purchased Credit Deteriorated Loans (4)(6)	673,541	744,408	858,122	4.46	292	80	N/A	N/M	N/M	N/M	87,179
Residential whole loans, at carrying value, total or weighted average	$5,716,031	$5,934,042	$5,944,079	5.88%	285

December 31, 2019

	Carrying Value	Amortized Cost Basis	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB
									Past Due Days
(Dollars In Thousands)								Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans (4)	$3,706,857	$3,707,245	$3,592,701	5.96%	368	67%	716	$3,492,533	$59,963	$19,605	$20,600
Rehabilitation loans (4)	1,023,766	1,026,097	1,026,097	7.30	8	64	717	868,281	67,747	27,437	62,632
Single-family rental loans (4)	460,679	460,741	457,146	6.29	324	70	734	432,936	15,948	2,047	6,215
Seasoned performing loans	176,569	176,569	192,151	4.24	181	46	723	187,683	2,164	430	1,874
Purchased Credit Impaired Loans (6)	698,474	698,718	873,326	4.46	294	81	N/A	N/M	N/M	N/M	108,998
Residential whole loans, at carrying value, total or weighted average	$6,066,345	$6,069,370	$6,141,421	5.96%	288

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

(2)
LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $259.4 million and $269.2 million at March 31, 2020 and December 31, 2019, respectively, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68% and 69% at March 31, 2020 and December 31, 2019, respectively. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

(3)	Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.

(4)	At March 31, 2020 and December 31, 2019 the difference between the Carrying Value and Amortized Cost Basis represents the related allowance for credit losses.

(5)	Includes Non-QM loans held-for-sale with a net carrying value of $895.3 million at March 31, 2020.

(6)
Purchased Credit Deteriorated Loans tend to be characterized by varying performance of the underlying borrowers over time, including loans where multiple months of payments are received in a period to bring the loan to current status, followed by months where no payments are received. Accordingly, delinquency information is presented for loans that are more than 90 days past due that are considered to be seriously delinquent.

During three months ended March 31, 2020, $659.9 million of Non-QM loans were sold, realizing losses of $145.8 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential Whole Loans, at Carrying Value:

	Three Months Ended March 31, 2020
(Dollars In Thousands)	Non-QM Loans (1)	Rehabilitation Loans (2)(3)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (4)	Totals
Allowance for credit losses at beginning of period	$388	$2,331	$62	$—	$244	$3,025
Transition adjustment on adoption of ASU 2016-13 (5)	6,904	517	754	19	62,361	70,555
Current provision	26,358	33,213	6,615	230	8,481	74,897
Write-offs	—	(428)	—	—	(219)	(647)
Valuation adjustment on loans held for sale	70,181	—	—	—	—	70,181
Allowance for credit and valuation losses at end of period	$103,831	$35,633	$7,431	$249	$70,867	$218,011

	Three Months Ended March 31, 2019
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans	Totals
Allowance for credit losses at beginning of period	$—	$—	$—	$—	$968	$968
Current provision	388	2,843	62	—	(724)	2,569
Write-offs	—	(512)	—	—	—	(512)
Allowance for credit losses at end of period	$388	$2,331	$62	$—	$244	$3,025

(1)	Includes Non-QM loans held-for-sale with a net carrying value of $895.3 million at March 31, 2020.

(2)
In connection with purchased Rehabilitation loans, the Company had unfunded commitments of $123.1 million, with an allowance for credit losses of $3.5 million at March 31, 2020. Such allowance is included in “Other liabilities” on the Company’s Balance Sheet (see Note 9)

(3)	Includes $110.8 million of loans that were assessed for credit losses based on a collateral dependent methodology.

(4)	Includes $74.5 million of loans that were assessed for credit losses based on a collateral dependent methodology.

(5)
Of the $70.6 million of reserves recorded on adoption of ASU 2016-13, $8.3 million was recorded as an adjustment to stockholders’ equity and $62.4 million was recorded as a “gross up” of the amortized cost basis of Purchased Credit Deteriorated Loans.

The Company adopted ASU 2016-13 (“CECL”) on January 1, 2020. (See Note 2) The anticipated impact of the COVID-19 pandemic on expected economic conditions, including forecasted unemployment, home price appreciation, and prepayment rates, for the short to medium term has resulted in significantly increased estimates of credit losses recorded under CECL for the first quarter of 2020 for residential whole loans held at carrying value. As of March 31, 2020, the Company expects relatively high rates of unemployment and other deteriorated market conditions to continue for an extended period, resulting in increased delinquencies and defaults. Estimates of credit losses under CECL are highly sensitive to changes in assumptions and current economic conditions have increased the difficulty of accurately forecasting future conditions. In addition, a valuation allowance to reduce the carrying value of Non-QM loans designated as held-for-sale at quarter-end of $70.2 million was recorded.

The amortized cost basis of Purchased Performing Loans on nonaccrual status as of March 31, 2020 and December 31, 2019 was $134.4 million and $99.9 million, respectively. The amortized cost basis of Purchased Credit Deteriorated Loans on nonaccrual status as of March 31, 2020 was $99.0 million. Because Purchase Credit Deteriorated Loans were previously accounted for in pools, there were no such loans on nonaccrual status as of December 31, 2019. No material interest income was recognized from loans on nonaccrual status during the three months ended March 31, 2020. At March 31, 2020, there were no loans on nonaccrual status that did not have an associated allowance for credit losses.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The following table presents certain additional credit-related information regarding our residential whole loans, at carrying value:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2020	2019	2018	2017	2016	Prior	Total
Non-QM loans (1)
LTV < 80% (2)	$252,458	$1,331,053	$790,056	$92,314	$9,055	$—	$2,474,936
LTV >= 80% (2)	23,015	33,783	31,888	9,494	150	—	98,330
Total Non-QM loans	$275,473	$1,364,836	$821,944	$101,808	$9,205	$—	$2,573,266
Three Months Ended March 31, 2020 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Three Months Ended March 31, 2020 Recoveries	—	—	—	—	—	—	—
Three Months Ended March 31, 2020 Net write-offs	$—	$—	$—	$—	$—	$—	$—

Rehabilitation loans
LTV < 80% (2)	$48,534	$735,912	$160,334	$8,243	$—	$—	$953,023
LTV >= 80% (2)	4,984	17,470	1,788	1,700	—	—	25,942
Total Rehabilitation loans	$53,518	$753,382	$162,122	$9,943	$—	$—	$978,965
Three Months Ended March 31, 2020 Gross write-offs	$—	$—	$334	$—	$—	$94	$428
Three Months Ended March 31, 2020 Recoveries	—	—	—	—	—	—	—
Three Months Ended March 31, 2020 Net write-offs	$—	$—	$334	$—	$—	$94	$428

Single family rental loans
LTV < 80% (2)	$21,623	$305,098	$149,270	$14,060	$—	$—	$490,051
LTV >= 80% (2)	2,576	13,514	211	—	—	—	16,301
Total Single family rental loans	$24,199	$318,612	$149,481	$14,060	$—	$—	$506,352
Three Months Ended March 31, 2020 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Three Months Ended March 31, 2020 Recoveries	—	—	—	—	—	—	—
Three Months Ended March 31, 2020 Net write-offs	$—	$—	$—	$—	$—	$—	$—

Seasoned performing loans
LTV < 80% (2)	$—	$—	$—	$—	$81	$156,733	$156,814
LTV >= 80% (2)	—	—	—	—	—	8,778	8,778
Total Seasoned performing loans	$—	$—	$—	$—	$81	$165,511	$165,592
Three Months Ended March 31, 2020 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Three Months Ended March 31, 2020 Recoveries	—	—	—	—	—	—	—
Three Months Ended March 31, 2020 Net write-offs	$—	$—	$—	$—	$—	$—	$—

Purchased credit deteriorated loans
LTV < 80% (2)	$—	$—	$—	$634	$3,214	$430,659	$434,507
LTV >= 80% (2)	—	—	—	—	3,773	306,128	309,901
Total Purchased credit deteriorated loans	$—	$—	$—	$634	$6,987	$736,787	$744,408
Three Months Ended March 31, 2020 Gross write-offs	$—	$—	$—	$—	$—	$219	$219
Three Months Ended March 31, 2020 Recoveries	—	—	—	—	—	—	—
Three Months Ended March 31, 2020 Net write-offs	$—	$—	$—	$—	$—	$219	$219

Total LTV < 80% (2)	$322,615	$2,372,063	$1,099,660	$115,251	$12,350	$587,392	$4,509,331
Total LTV >= 80% (2)	30,575	64,767	33,887	11,194	3,923	314,906	459,252
Total residential whole loans, at carrying value	$353,190	$2,436,830	$1,133,547	$126,445	$16,273	$902,298	$4,968,583
Total Gross write-offs	$—	$—	$334	$—	$—	$313	$647
Total Recoveries	—	—	—	—	—	—	—
Total Net write-offs	$—	$—	$334	$—	$—	$313	$647

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(1)	Excludes Non-QM loans held-for-sale with an amortized cost of $965.5 million at March 31, 2020.

(2)
LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $259.4 million at March 31, 2020, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68% at March 31, 2020. Certain low value loans secured by vacant lots are categorized as LTV >= 80%.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The following table presents information regarding the Company’s residential whole loans held at fair value at March 31, 2020 and December 31, 2019:

(Dollars in Thousands)	March 31, 2020	December 31, 2019
Less than 60 Days Past Due:
Outstanding principal balance	$664,362	$666,026
Aggregate fair value	$593,037	$641,616
Weighted Average LTV Ratio (1)	75.27%	76.69%
Number of loans	3,186	3,159

60 Days to 89 Days Past Due:
Outstanding principal balance	$60,720	$58,160
Aggregate fair value	$50,999	$53,485
Weighted Average LTV Ratio (1)	85.06%	79.48%
Number of loans	279	313

90 Days or More Past Due:
Outstanding principal balance	$693,380	$767,320
Aggregate fair value	$599,756	$686,482
Weighted Average LTV Ratio (1)	88.12%	89.69%
Number of loans	2,685	2,983
Total Residential whole loans, at fair value	$1,243,792	$1,381,583

(1)
LTV represents the ratio of the total unpaid principal balance of the loan, to the estimated value of the collateral securing the related loan. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the components of Net (loss)/gain on residential whole loans measured at fair value through earnings for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Coupon payments, realized gains, and other income received (1)	$19,036	$21,756
Net unrealized losses	(74,556)	(1,060)
Net gain on transfers to REO	2,760	4,571
Total	$(52,760)	$25,267

(1)
Primarily includes gains on liquidation of non-performing loans, including the recovery of delinquent interest payments, recurring coupon interest payments received on mortgage loans that are contractually current, and cash payments received from private mortgage insurance on liquidated loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

4.                   Residential Mortgage Securities and MSR-Related Assets

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The following tables present certain information about the Company’s residential mortgage securities at March 31, 2020 and December 31, 2019:

March 31, 2020

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost (2)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS: (3)
Fannie Mae	$433,397	$15,384	$(18)	$(4,747)	$444,016	$4,242	$—	$4,242	$448,258
Freddie Mac	95,759	3,468	—	(121)	99,622	1,655	—	1,655	101,277
Ginnie Mae	3,749	69	—	—	3,818	60	—	60	3,878
Total Agency MBS	532,905	18,921	(18)	(4,868)	547,456	5,957	—	5,957	553,413
Non-Agency MBS:
Expected to Recover Par (4)(5)	150,181	—	(13,191)	—	136,990	6,175	(21,643)	(15,468)	121,522
Expected to Recover Less than Par (4)	1,305,667	—	(77,777)	(389,472)	838,418	160,000	—	160,000	998,418
Total Non-Agency MBS (6)	1,455,848	—	(90,968)	(389,472)	975,408	166,175	(21,643)	144,532	1,119,940
Total MBS	1,988,753	18,921	(90,986)	(394,340)	1,522,864	172,132	(21,643)	150,489	1,673,353
CRT securities (7)	365,762	3,263	(42)	(47,137)	321,846	—	(67,745)	(67,745)	254,101
Total MBS and CRT securities	$2,354,515	$22,184	$(91,028)	$(441,477)	$1,844,710	$172,132	$(89,388)	$82,744	$1,927,454

December 31, 2019

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost (2)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS: (3)
Fannie Mae	$1,119,708	$43,249	$(22)	$—	$1,162,935	$9,799	$(14,741)	$(4,942)	$1,157,993
Freddie Mac	480,879	19,468	—	—	500,961	5,475	(3,968)	1,507	502,468
Ginnie Mae	3,996	73	—	—	4,069	52	—	52	4,121
Total Agency MBS	1,604,583	62,790	(22)	—	1,667,965	15,326	(18,709)	(3,383)	1,664,582
Non-Agency MBS:
Expected to Recover Par (4)(5)	722,477	—	(16,661)	—	705,816	19,861	(9)	19,852	725,668
Expected to Recover Less than Par (4)	1,472,826	—	(73,956)	(436,598)	962,272	375,598	(9)	375,589	1,337,861
Total Non-Agency MBS (6)	2,195,303	—	(90,617)	(436,598)	1,668,088	395,459	(18)	395,441	2,063,529
Total MBS	3,799,886	62,790	(90,639)	(436,598)	3,336,053	410,785	(18,727)	392,058	3,728,111
CRT securities (7)	244,932	4,318	(55)	—	249,195	6,304	(91)	6,213	255,408
Total MBS and CRT securities	$4,044,818	$67,108	$(90,694)	$(436,598)	$3,585,248	$417,089	$(18,818)	$398,271	$3,983,519

(1)	Discount designated as Credit Reserve is generally not expected to be accreted into interest income.

(2)	Includes principal payments receivable of $516,000 and $614,000 at March 31, 2020 and December 31, 2019, respectively, which are not included in the Principal/Current Face.

(3)
Amounts disclosed at March 31, 2020 and December 31, 2019 include Agency MBS with a fair value of $14.5 million and $280.3 million, respectively, for which the fair value option has been elected. Such securities had $499,000 unrealized gains and no gross unrealized losses at March 31, 2020, and $4.5 million unrealized gains and no gross unrealized losses at December 31, 2019, respectively.

(4)	Based on management’s current estimates of future principal cash flows expected to be received.

(5)
Includes RPL/NPL MBS, which at March 31, 2020 had an $101.4 million Principal/Current face, $101.1 million amortized cost and $79.5 million fair value. At December 31, 2019, RPL/NPL MBS had a $632.3 million Principal/Current face, $631.8 million amortized cost and $635.0 million fair value.

(6)	At March 31, 2020 and December 31, 2019, the Company expected to recover approximately 73% and 80% of the then-current face amount of Non-Agency MBS, respectively.

(7)
Amounts disclosed at March 31, 2020 includes CRT securities with a fair value of $188.6 million for which the fair value option has been elected. Such securities had no gross unrealized gains and gross unrealized losses of approximately $67.7 million at March 31, 2020. Amounts disclosed at December 31, 2019 includes CRT securities with a fair value of $255.4 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $6.3 million and gross unrealized losses of approximately $91,000 at December 31, 2019.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Sales of Residential Mortgage Securities

The following table presents information about the Company’s sales of its residential mortgage securities for the three months ended March 31, 2020 and 2019. The Company has no continuing involvement with any of the sold MBS.

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$965,132	$(22,854)	$—	$—
Non-Agency MBS	264,385	(43,124)	126,094	18,153
CRT Securities	35,645	(2,017)	83,368	6,456
Total	$1,265,162	$(67,995)	$209,462	$24,609

Unrealized Losses on Residential Mortgage Securities

The following table presents information about the Company’s residential mortgage securities that were in an unrealized loss position at March 31, 2020, with respect to which no allowance for credit losses has been recorded:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(Dollars in Thousands)
Agency MBS:
Fannie Mae	$—	$—	—	$—	$—	—	$—	$—
Freddie Mac	—	—	—	—	—	—	—	—
Ginnie Mae	—	—	—	—	—	—	—	—
Total Agency MBS	—	—	—	—	—	—	—	—
Non-Agency MBS:
Expected to Recover Par (1)	79,464	21,643	7	—	—	—	79,464	21,643
Expected to Recover Less than Par (1)	—	—	—	—	—	—	—	—
Total Non-Agency MBS	79,464	21,643	7	—	—	—	79,464	21,643
Total MBS	79,464	21,643	7	—	—	—	79,464	21,643
CRT securities (2)	188,560	67,745	47	—	—	—	188,560	67,745
Total MBS and CRT securities	$268,024	$89,388	54	$—	$—	—	$268,024	$89,388

(1)	Based on management’s current estimates of future principal cash flows expected to be received.

(2)
Amounts disclosed at March 31, 2020 include CRT securities with a fair value of $188.6 million for which the fair value option has been elected. Such securities had unrealized losses of $67.7 million at March 31, 2020.

At March 31, 2020, as a result of the COVID-19 pandemic and its impact on the Company’s liquidity (see Note 6), the Company determined that it intended to sell, or was “more likely than not” going to be required to sell, the majority of its residential mortgage securities that were in an unrealized loss position, before recovery of their amortized cost basis.  As a result, those securities were written down to fair value through earnings and a new amortized cost basis was established. The write-down recorded in earnings aggregated $63.5 million for the three months ended March 31, 2020 and was included in “Impairment and other losses on securities available-for-sale and other assets” on the Consolidated Statement of Operations.

Subsequent to these write-downs, there were no gross unrealized losses on the Company’s Agency MBS at March 31, 2020.  Agency MBS are issued by Government Sponsored Entities (“GSEs”) and enjoy either the implicit or explicit backing of the full faith and credit of the U.S. Government. While the Company’s Agency MBS are not rated by any rating agency, they are currently perceived by market participants to be of high credit quality, with risk of default limited to the unlikely event that the U.S.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Government would not continue to support the GSEs. Based on these analyses, the Company determined that at March 31, 2020 no allowance for credit losses was required on its Agency MBS.

Gross unrealized losses on the Company’s Non-Agency MBS were $21.6 million at March 31, 2020. Based upon the most recent evaluation, the Company does not consider these unrealized losses to require an allowance for credit losses and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities that require an allowance for credit losses based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

The Company did not recognize an allowance for credit losses (or other than temporary impairment in prior periods) through earnings related to its Non-Agency MBS during the three months ended March 31, 2020 and 2019. Non-Agency MBS on which credit losses were recognized have experienced, or are expected to experience, credit-related adverse cash flow changes.  The Company’s estimate of cash flows for these Non-Agency MBS is based on its review of the underlying mortgage loans securing these MBS.  The Company considers information available about the structure of the securitization, including structural credit enhancement, if any, and the past and expected future performance of underlying mortgage loans, including timing of expected future cash flows, prepayment rates, default rates, loss severities, delinquency rates, percentage of non-performing loans, year of origination, LTVs, geographic concentrations, and dialogue with market participants.  Changes in the Company’s evaluation of each of these factors impacts the cash flows expected to be collected at the assessment date.

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential mortgage securities and MSR-related assets:

	Three Months Ended March 31,
(Dollars In Thousands)	2020	2019
Allowance for credit losses at beginning of period	$—	$—
Current provision:	—	—
Securities with no prior loss allowance	332,756	—
Securities with a prior loss allowance	—	—
Write-offs, including allowance related to securities we intend to sell	(332,756)	—
Allowance for credit losses at end of period	$—	$—

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and accretable purchase discount for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(In Thousands)	Discount Designated as Credit Reserve	Accretable Discount (1)	Discount Designated as Credit Reserve	Accretable Discount (1)
Balance at beginning of period	$(436,598)	$(90,617)	$(516,116)	$(155,025)
Impact of RMBS Issuer Settlement (2)	—	—	—	(855)
Accretion of discount	—	9,889	—	13,307
Realized credit losses	4,459	—	7,504	—
Purchases	—	—	—	(118)
Sales/Redemptions	49,491	(5,551)	3,191	16,346
Net impairment losses recognized in earnings	(11,513)	—	—	—
Transfers/release of credit reserve	4,689	(4,689)	3,802	(3,802)
Balance at end of period	$(389,472)	$(90,968)	$(501,619)	$(130,147)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of $855,000 of cash proceeds (a one-time payment) received by the Company during the three months ended March 31, 2019 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities.

MSR-Related Assets

(a) Term Notes Backed by MSR-Related Collateral

At March 31, 2020 and December 31, 2019, the Company had $706.6 million and $1.2 billion, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At March 31, 2020, these term notes had an amortized cost and fair value of $706.6 million, a weighted average yield of 4.74% and a weighted average term to maturity of 5.1 years. During three months ended March 31, 2020, the Company sold certain term notes for $136.8 million, realizing losses of $24.6 million. During the three months ended March 31, 2020, the Company recognized an impairment loss related to its term notes of $280.8 million based on its intent to sell, or the likelihood it will be required to sell, such notes. At December 31, 2019, the term notes had an amortized cost of $1.2 billion, gross unrealized gains of $5.2 million, a weighted average yield of 4.75% and a weighted average term to maturity of 5.3 years.

(b) Corporate Loans

The Company has made or participated in loans to provide financing to entities that originate residential mortgage loans and own the related MSRs. These corporate loans are secured by MSRs, as well as certain other unencumbered assets owned by the borrower.

During the year ended December 31, 2018, the Company participated in a loan where the Company committed to lend $100.0 million of which approximately $33.8 million was drawn at March 31, 2020. At March 31, 2020, the coupon paid by the borrower on the drawn amount is 3.93%, the remaining term associated with the loan is 5 months and the remaining commitment period on any undrawn amount is 5 months. During the remaining commitment period, the Company receives a commitment fee between 0.25% and 1.0% based on the undrawn amount of the loan.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In Thousands)	2020	2019
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$392,722	$417,167
Unrealized gain on Agency MBS, net	4,876	9,315
Unrealized gain on Non-Agency MBS, net	124,700	12,276
Unrealized (loss)/gain on MSR term notes, net	(5,166)	512
Reclassification adjustment for MBS sales included in net income	(23,953)	(17,009)
Reclassification adjustment for impairment included in net income	(344,269)	—
Change in AOCI from AFS securities	(243,812)	5,094
Balance at end of period	$148,910	$422,261

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Interest Income on Residential Mortgage Securities and MSR-Related Assets

The following table presents the components of interest income on the Company’s residential mortgage securities and MSR- related assets for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Agency MBS
Coupon interest	$13,636	$24,628
Effective yield adjustment (1)	(4,775)	(6,187)
Interest income	$8,861	$18,441

Legacy Non-Agency MBS
Coupon interest	$17,282	$24,272
Effective yield adjustment (2)	9,406	13,144
Interest income	$26,688	$37,416

RPL/NPL MBS
Coupon interest	$5,583	$16,443
Effective yield adjustment (1)(3)	280	142
Interest income	$5,863	$16,585

CRT securities
Coupon interest	$3,485	$6,118
Effective yield adjustment (2)	(523)	82
Interest income	$2,962	$6,200

MSR-related assets
Coupon interest	$14,207	$10,619
Effective yield adjustment (1)	—	1
Interest income	$14,207	$10,620

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
(3) Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of approximately $277,000 and $148,000 during the three months ended March 31, 2020 and 2019, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

5.    Other Assets

The following table presents the components of the Company’s Other assets at March 31, 2020 and December 31, 2019:

(In Thousands)	March 31, 2020	December 31, 2019
REO (1)	$411,473	$411,659
Receivable for unsettled MBS sales	392,597	—
Capital contributions made to loan origination partners	113,923	147,992
Other interest-earning assets	73,443	70,468
Interest receivable	65,977	70,986
Other MBS and loan related receivables	55,789	43,842
Other	58,437	39,304
Total Other Assets	$1,171,639	$784,251

(1)	Includes $39.5 million and $27.3 million of REO that is held-for-investment at March 31, 2020 and December 31, 2019, respectively.

(a) Real Estate Owned

At March 31, 2020, the Company had 1,622 REO properties with an aggregate carrying value of $411.5 million. At December 31, 2019, the Company had 1,652 REO properties with an aggregate carrying value of $411.7 million.

At March 31, 2020, $406.9 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, excluding unsettled residential whole loans, formal foreclosure proceedings were in process with respect to $98.2 million of residential whole loans held at carrying value and $514.4 million of residential whole loans held at fair value at March 31, 2020.

The following table presents the activity in the Company’s REO for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Balance at beginning of period	$411,659	$249,413
Adjustments to record at lower of cost or fair value	(4,750)	(4,072)
Transfer from residential whole loans (1)	50,693	65,160
Purchases and capital improvements, net	5,606	5,923
Disposals (2)	(51,735)	(25,837)
Balance at end of period	$411,473	$290,587

Number of properties	1,622	1,233

(1)	Includes net gain recorded on transfer of approximately $3.0 million and $4.6 million for the three months ended March 31, 2020 and 2019, respectively.

(2)
During the three months ended March 31, 2020 and 2019, the Company sold 249 and 137 REO properties for consideration of $54.8 million and $27.8 million, realizing net gains of approximately $3.1 million and $1.4 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

(b) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom it sources residential mortgage loans through both flow arrangements and bulk purchases. To date, such contributions of capital have included the acquisition of approximately $28.5 million of common equity, $69.4 million of preferred

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

equity and $75.0 million of convertible notes. In addition, for certain partners, options or warrants may have also been acquired that provide the Company the ability to increase the level of its investment if certain conditions are met. At the end of each reporting period, or earlier if circumstances warrant, the Company evaluates whether the nature of its interests and other involvement with the investee entity requires the Company to apply equity method accounting or consolidate the results of the investee entity with the Company’s financial results. To date, the nature of the Company’s interests and/or involvement with investee companies has not resulted in consolidation. Further, to the extent that the nature of the Company’s interests has resulted in the need for the Company to apply equity method accounting, the impact of such accounting on the Company’s results for periods subsequent to that in which the Company was determined to have significant influence over the investee company was not material for any period. As the interests acquired to date by the Company generally do not have a readily determinable fair value, the Company accounts for its non-equity method interests (including any acquired options and warrants) in loan originators initially at cost. The carrying value of these investments will be adjusted if it is determined that an impairment has occurred or if there has been a subsequent observable transaction in either the investee company’s equity securities or a similar security that provides evidence to support an adjustment to the carrying value. Following an evaluation of the anticipated impact of the COVID-19 pandemic on economic conditions for the short to medium term, the Company recorded impairment charges of $58.1 million on investments in certain loan origination partners during the three months ended March 31, 2020, which was included in “Impairment and other losses on securities available-for-sale and other assets” on the consolidated statements of operations. At March 31, 2020, approximately $2.0 billion of the Company’s Residential whole loans, at carrying value were serviced by entities in which the Company has an investment.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(c) Derivative Instruments

The Company’s derivative instruments have generally been comprised of Swaps, the majority of which are designated as cash flow hedges against the interest rate risk associated with its borrowings. In addition, in connection with managing risks associated with purchases of longer duration Agency MBS, the Company has also entered into Swaps that are not designated as hedges for accounting purposes.

In response to the turmoil in the financial markets resulting from the COVID-19 pandemic experienced during the three months ended March 31, 2020 and given that management no longer considered these transactions to be effective hedges in the prevailing interest rate environment, the Company unwound all of its approximately $4.1 billion of Swap hedging transactions late in the first quarter in order to recover previously posted margin. At March 31, 2020, losses of $71.2 million on unwound Swaps previously designated as hedges for accounting purposes continue to be included in AOCI. As the underlying hedged financing transactions are still considered probable of occurring, these losses will be amortized to interest expense over the remaining lives of the associated Swaps, which averaged 20 months at March 31, 2020.

The following table presents the fair value of the Company’s derivative instruments at March 31, 2020 and December 31, 2019:

		March 31, 2020		December 31, 2019
Derivative Instrument (1)	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Swaps	Hedging	$—	$—	$2,942,000	$—
Swaps	Non-Hedging	$—	$—	$230,000	$—

(1) Represents Swaps executed bilaterally with a counterparty in the over-the-counter market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties.

Swaps

The following table presents the assets pledged as collateral against the Company’s Swap contracts at March 31, 2020 and December 31, 2019:

(In Thousands)	March 31, 2020	December 31, 2019
Agency MBS, at fair value	$—	$2,241
Restricted cash	—	16,777
Total assets pledged against Swaps	$—	$19,018

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The following table presents information about the Company’s Swaps at March 31, 2020 and December 31, 2019:

	March 31, 2020			December 31, 2019
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Over 3 months to 6 months	$—	—%	—%	$200,000	2.05%	1.70%
Over 6 months to 12 months	—	—	—	1,430,000	2.30	1.77
Over 12 months to 24 months	—	—	—	1,300,000	2.11	1.86
Over 24 months to 36 months	—	—	—	20,000	1.38	1.90
Over 36 months to 48 months	—	—	—	222,000	2.88	1.84
Total Swaps	$—	—%	—%	$3,172,000	2.24%	1.81%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s derivative hedging instruments on its net interest expense and the weighted average interest rate paid and received for such Swaps for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(Dollars in Thousands)	2020	2019
Interest (expense)/income attributable to Swaps	$(3,359)	$1,191
Weighted average Swap rate paid	2.09%	2.31%
Weighted average Swap rate received	1.65%	2.49%

During the three months ended March 31, 2020 and 2019, the Company recorded net losses on Swaps not designated in hedging relationships of approximately $4.3 million and $8.9 million, respectively, which included $9.4 million and $7.8 million of losses realized on the unwind of certain Swaps. These amounts are included in Other income, net on the Company’s consolidated statements of operations.

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In Thousands)	2020	2019
AOCI from derivative hedging instruments:
Balance at beginning of period	$(22,675)	$3,121
Net loss on Swaps	(50,127)	(10,445)
Amortization of de-designated hedging instruments, net	1,594	(341)
Balance at end of period	$(71,208)	$(7,665)

The estimated net amount of the existing losses that are reported in AOCI as of March 31, 2020 that are expected to be reclassified into earnings within the next 12 months is $44.5 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

6.      Repurchase Agreements

The Company’s repurchase agreements are accounted for as secured borrowings and bear interest that is generally LIBOR-based.  (See Notes 2(j) and 7)  At March 31, 2020, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 28 days and an effective repricing period of 11 months.  Late in the first quarter, due to the severe market volatility and price dislocations resulting from concerns driven by the COVID-19 pandemic, the Company was unable to meet all of it margin call obligations with respect to its repurchase obligations, which effectively triggered a default under the numerous repurchase agreements it has with its counterparties. The Company initiated discussions with its counterparties regarding entering into a forbearance agreement that would provide the Company relief from compliance with certain of the requirements of these agreements, including the need to make margin calls, for an agreed period. Subsequent to quarter end, the Company entered into a forbearance agreement with the majority of its repurchase agreement counterparties and eliminated the amounts outstanding with other repurchase agreement counterparties with whom it did not enter into a forbearance agreement. See Note 16 “Subsequent Events” for further details. At December 31, 2019, the Company’s borrowings under repurchase agreements had a weighted average remaining term-to-interest rate reset of 40 days and an effective repricing period of 10 months, including the impact of related Swaps.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The following table presents information with respect to the Company’s borrowings under repurchase agreements and associated assets pledged as collateral at March 31, 2020 and December 31, 2019:

(Dollars in Thousands)	March 31, 2020	December 31, 2019
Repurchase agreements secured by residential whole loans (1)	$4,700,931	$4,743,094
Fair value of residential whole loans pledged as collateral under repurchase agreements (2)(3)	$5,665,277	$5,986,267
Weighted average haircut on residential whole loans (4)	19.17%	20.07%
Repurchase agreement borrowings secured by Agency MBS	$522,209	$1,557,675
Fair value of Agency MBS pledged as collateral under repurchase agreements	$568,704	$1,656,373
Weighted average haircut on Agency MBS (4)	4.99%	4.46%
Repurchase agreement borrowings secured by Legacy Non-Agency MBS	$1,003,122	$1,121,802
Fair value of Legacy Non-Agency MBS pledged as collateral under repurchase agreements	$1,088,549	$1,420,797
Weighted average haircut on Legacy Non-Agency MBS (4)	21.60%	20.27%
Repurchase agreement borrowings secured by RPL/NPL MBS	$255,409	$495,091
Fair value of RPL/NPL MBS pledged as collateral under repurchase agreements	$243,125	$635,005
Weighted average haircut on RPL/NPL MBS (4)	20.30%	21.52%
Repurchase agreements secured by CRT securities	$297,628	$203,569
Fair value of CRT securities pledged as collateral under repurchase agreements	$263,225	$252,175
Weighted average haircut on CRT securities (4)	20.89%	18.84%
Repurchase agreements secured by MSR-related assets	$929,915	$962,515
Fair value of MSR-related assets pledged as collateral under repurchase agreements	$877,204	$1,217,002
Weighted average haircut on MSR-related assets (4)	22.11%	21.18%
Repurchase agreements secured by other interest-earning assets	$59,777	$57,198
Fair value of other interest-earning assets pledged as collateral under repurchase agreements	$71,837	$61,708
Weighted average haircut on other interest-earning assets (4)	21.88%	22.01%

(1)	Excludes $811,000 and $1.1 million of unamortized debt issuance costs at March 31, 2020 and December 31, 2019, respectively.

(2)
At March 31, 2020 and December 31, 2019, includes RPL/NPL MBS with an aggregate fair value of $193.9 million and $238.8 million, respectively, obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation.

(3) At March 31, 2020 and December 31, 2019, includes residential whole loans held at carrying value with an aggregate fair value of $4.8 billion and $5.0 billion and aggregate amortized cost of $5.1 billion and $4.8 billion, respectively and residential whole loans held at fair value with an aggregate fair value and amortized cost of $718.3 million and $794.7 million, respectively.
(4) Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

In addition, the Company had cash pledged as collateral in connection with its repurchase agreements of $213.1 million and $25.2 million at March 31, 2020 and December 31, 2019, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The following table presents repricing information about the Company’s borrowings under repurchase agreements, which does not reflect the impact of associated derivative hedging instruments, at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$2,504,628	1.96%	$4,472,120	2.55%
Over 30 days to 3 months	2,993,905	2.96	2,746,384	3.43
Over 3 months to 12 months	1,392,318	4.06	1,014,441	3.36
Over 12 months	878,140	5.65	907,999	3.44
Total repurchase agreements	$7,768,991	3.14%	$9,140,944	2.99%
Less debt issuance costs	811		1,123
Total repurchase agreements less debt issuance costs	$7,768,180		$9,139,821

Undrawn Financing Commitment

In connection with the financing of MSR-related assets, the Company has obtained a financing commitment of up to $75.0 million, of which $25.4 million was utilized and was outstanding as of March 31, 2020. The Company pays a commitment fee ranging from 0.125% to 0.5% of the undrawn amount, depending on the amount of financing utilized.

The Company had repurchase agreement borrowings with 26 and 28 counterparties at March 31, 2020 and December 31, 2019, respectively. The following table presents information with respect to each counterparty under repurchase agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2020:

	March 31, 2020
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Maturity for Repurchase Agreements (3)	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Credit Suisse (4)	BBB+/Baa2/A-	$421,642	2	17.3%
Barclays Bank	BBB/Aa3/A	386,620	2	15.8
Goldman Sachs (5)	BBB+/A3/A	256,550	5	10.5
Wells Fargo (6)	A+/Aa2/AA-	246,865	16	10.1

(1)	As rated at March 31, 2020 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through repurchase agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

(3)	See Note 16 “Subsequent Events” for details regarding the Company’s Forbearance Agreements, which impacts the maturity dates of the Company’s repurchase agreement financings.

(4)	Includes $369.0 million at risk with Credit Suisse and $52.6 million at risk with Credit Suisse Cayman.

(5)	Includes $118.1 million at risk with Goldman Sachs Lending Partners and $138.4 million at risk with Goldman Sachs Bank USA.

(6)	Includes $240.9 million at risk with Wells Fargo Bank, NA and approximately $6.0 million at risk with Wells Fargo Securities LLC.

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
MARCH 31, 2020

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

The Company’s assets pledged as collateral are described in Notes 2(f) - Restricted Cash, 5(c) - Derivative Instruments and 6 - Repurchase Agreements. The total fair value of assets pledged as collateral with respect to the Company’s borrowings under repurchase agreements and/or derivative hedging instruments was $9.0 billion and $11.3 billion at March 31, 2020 and December 31, 2019, respectively. An aggregate of $56.0 million and $57.2 million of accrued interest on those assets had also been pledged as of March 31, 2020 and December 31, 2019, respectively.

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

The fair value of financial instruments pledged against the Company’s repurchase agreements was $8.8 billion and $11.2 billion at March 31, 2020 and December 31, 2019, respectively. Since January 2017, variation margin payments on the Company’s cleared Swaps have been treated as a legal settlement of the exposure under the Swap contract. Previously such payments were treated as collateral pledged against the exposure under the related Swap contract. The effect of this change is to reduce what would have otherwise been reported as fair value of the Swap. As previously discussed, in response to the turmoil in the financial markets resulting from the COVID-19 pandemic experienced during the three months ended March 31, 2020, the Company unwound all of its Swaps late in the quarter. The fair value of financial instruments pledged against the Company’s Swaps at December 31, 2019 was $2.2 million. In addition, cash that has been pledged as collateral against repurchase agreements and Swaps is reported as Restricted cash on the Company’s consolidated balance sheets. (See Notes 2(f), 5(c) and 6). See Note 6 regarding the Company’s inability to meet its margin requirements at March 31, 2020.

9. Other Liabilities

The following table presents the components of the Company’s Other liabilities at March 31, 2020 and December 31, 2019:

(In Thousands)	March 31, 2020	December 31, 2019
Securitized debt (1)	$533,733	$570,952
Convertible Senior Notes	224,264	223,971
Senior Notes	96,874	96,862
Dividends and dividend equivalents payable	—	90,749
Accrued interest payable	21,840	18,238
Accrued expenses and other	44,771	42,819
Total Other Liabilities	$921,482	$1,043,591

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
MARCH 31, 2020

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

10.    Commitments and Contingencies

(a) Lease Commitments

The Company pays monthly rent pursuant to three office leases.  In November 2018, the Company amended the lease for its corporate headquarters in New York, New York, under the same terms and conditions, to extend the expiration date for the lease by up to one year, through June 30, 2021, with a mutual option to terminate in February 2021.  For the three months ended March 31, 2020, the Company recorded expense of approximately $666,000 in connection with the lease for its current corporate headquarters.

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

(b) Representations and Warranties in Connection with Loan Securitization Transactions

In connection with the loan securitization transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles upon breach of certain representations and warranties. As of March 31, 2020, the Company had no reserve established for repurchases of loans and was not aware of any material unsettled repurchase claims that would require the establishment of such a reserve.  (See Note 15)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

(c) Corporate Loans

The Company has participated in loans to provide financing to entities that originate loans and own MSRs, as well as certain other unencumbered assets owned by the borrower. Under the terms of the respective lending agreements, the Company has committed to lend $150.0 million of which approximately $108.8 million was drawn at March 31, 2020. (See Note 4)

(d) Rehabilitation Loan Commitments

At March 31, 2020, the Company had unfunded commitments of $123.1 million in connection with its purchased Rehabilitation loans. (See Note 3)

11.    Stockholders’ Equity

(a) Preferred Stock

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

As a result of the turmoil in the financial markets resulting from the spread of the novel coronavirus and the global COVID-19 pandemic, and in order to preserve liquidity, on March 25, 2020, the Company revoked the previously announced first quarter 2020 quarterly cash dividends on each of the Company's common stock and Series B Preferred Stock. The Series B Preferred Stock dividend of $0.46875 per share had been declared on February 14, 2020, and was to be paid on March 31, 2020, to stockholders of record as of the close of business March 2, 2020. Unpaid dividends on the Company's Series B Preferred Stock will accrue without interest. No dividends may be paid or set apart on shares of the Company's common stock unless full cumulative dividends on the Series B Preferred Stock for all past dividend periods that have ended have been or contemporaneously are paid in cash, or a sum sufficient for such payment is set apart for payment. In addition, pursuant to the forbearance agreements that the Company entered into subsequent to quarter end, the Company is prohibited from paying dividends on its Series B Preferred Stock during the forbearance period (see Note 16). The Company will continue to monitor market conditions and the potential impact the ongoing volatility and uncertainty may have on its business. Related thereto, the Company's Board of Directors will continue to evaluate liquidity and the payment of dividends as market conditions evolve.

At March 31, 2020, the unpaid cumulative dividends in arrears on the Company’s Series B Preferred Stock were $3.8 million ($0.46875 per share).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Issuance of 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (“Series C Preferred Stock”)

On February 28, 2020, the Company amended its charter through the filing of articles supplementary to reclassify 12,650,000 shares of the Company’s authorized but unissued common stock as shares of the Company’s Series C Preferred Stock. On March 2, 2020, the Company completed the issuance of 11.0 million shares of its Series C Preferred Stock with a par value of $0.01 per share, and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. The total net proceeds the Company received from the offering were approximately $266.0 million, after deducting offering expenses and the underwriting discount.

The Company’s Series C Preferred Stock is entitled to receive dividends (i) from and including the original issue date to, but excluding, March 31, 2025, at a fixed rate of 6.50% per year on the $25.00 liquidation preference and (ii) from and including March 31, 2025, at a floating rate equal to three-month LIBOR plus a spread of 5.345% per year of the $25.00 per share liquidation preference before the Company’s common stock is paid any dividends, and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up. Dividends on the Series C Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series C Preferred Stock is not redeemable by the Company prior to March 31, 2025, except under circumstances where it is necessary to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and upon the occurrence of certain specified change in control transactions. On or after March 31, 2025, the Company may, at its option, subject to certain procedural requirements, redeem any or all of the shares of the Series C Preferred Stock for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date.

The Series C Preferred Stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the Series Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series C Preferred Stock cannot be made without the affirmative vote of holders of at least 66 2/3 of the outstanding shares of Series C Preferred Stock.

At March 31, 2020, the unpaid cumulative dividends in arrears on the Company’s Series C Preferred Stock were $1.4 million ($0.12639 per share). Pursuant to the forbearance agreements that the Company entered into subsequent to quarter end, the Company is prohibited from paying dividends on its Series C Preferred Stock during the forbearance period (see Note 16).

(b)  Dividends on Common Stock

As discussed above, on March 25, 2020, the Company revoked its previously announced first quarter 2020 quarterly cash dividends on each of the Company's common stock and Series B Preferred Stock. The quarterly cash dividend of $0.20 per share on the Company's common stock had been declared on March 11, 2020, and was to be paid on April 30, 2020, to all stockholders of record as of the close of business March 31, 2020. No dividends may be paid or set apart on shares of the Company's common stock unless full cumulative dividends on the Series B Preferred Stock and Series C Preferred Stock for all past dividend periods that have ended have been or contemporaneously are paid in cash, or a sum sufficient for such payment is set apart for payment. In addition, pursuant to the forbearance agreements that the Company entered into subsequent to quarter end, the Company is prohibited from paying dividends on its common stock during the forbearance period (see Note 16).

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On October 15, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 9.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At March 31, 2020, approximately 8.8 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

During the three months ended March 31, 2020, the Company issued 106,949 shares of common stock through the DRSPP, raising net proceeds of approximately $691,979.  Since the inception of the DRSPP in September 2003 through March 31, 2020, the Company issued 34,485,717 shares pursuant to the DRSPP, raising net proceeds of $287.3 million.

(d) At-the-Market Offering Program

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

During the three months ended March 31, 2020, the Company did not sell any shares of common stock through the ATM Program. At March 31, 2020, approximately $390.0 million remained outstanding for future offerings under this program.

(e)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the three months ended March 31, 2020.  At March 31, 2020, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

(f)  Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss) on Swaps	Total AOCI
Balance at beginning of period	$392,722	$(22,675)	$370,047
OCI before reclassifications	124,410	(50,127)	74,283
Amounts reclassified from AOCI (1)	(368,222)	1,594	(366,628)
Net OCI during the period (2)	(243,812)	(48,533)	(292,345)
Balance at end of period	$148,910	$(71,208)	$77,702

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
Details about AOCI Components	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(23,953)	Net realized (loss)/gain on sales of residential mortgage securities and residential whole loans
Impairment recognized in earnings	(344,269)	Other, net
Total AFS Securities	$(368,222)
Swaps designated as cash flow hedges:
Amortization of de-designated hedging instruments	1,594	Other, net
Total Swaps designated as cash flow hedges	$1,594
Total reclassifications for period	$(366,628)

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three months ended March 31, 2019:

	Three Months Ended March 31, 2019
Details about AOCI Components	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(17,009)	Net realized (loss)/gain on sales of residential mortgage securities and residential whole loans
Total AFS Securities	$(17,009)
Amortization of de-designated hedging instruments	(341)
Total reclassifications for period	$(17,350)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

12.    EPS Calculation

The following table presents a reconciliation of the (loss)/earnings and shares used in calculating basic and diluted (loss)/earnings per share for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2020	2019
Basic (Loss)/Earnings per Share:
Net (loss)/income to common stockholders	$(908,995)	$88,857
Dividends declared on preferred stock	(5,215)	(3,750)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	—	(256)
Net (loss)/income to common stockholders - basic	$(914,210)	$84,851
Basic weighted average common shares outstanding	452,979	450,358
Basic (Loss)/ Earnings per Share	$(2.02)	$0.19

Diluted (Loss)/Earnings per Share:
Net (loss)/income to common stockholders - basic	$(914,210)	$84,851
Interest expense on Convertible Senior Notes	—	—
Net (loss)/income to common stockholders - diluted	$(914,210)	$84,851
Basic weighted average common shares outstanding	452,979	450,358
Effect of assumed Convertible Senior Notes conversion to common shares	—	—
Diluted weighted average common shares outstanding (1)	452,979	450,358
Diluted (Loss)/Earnings per Share	$(2.02)	$0.19

(1)
At March 31, 2020, the Company had approximately 2.3 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three months ended March 31, 2020, as their inclusion would have been anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $7.73. These equity instruments may have a dilutive impact on future EPS.

During the three months ended March 31, 2020, the Convertible Senior Notes were determined to be anti-dilutive and were not included in the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) is included in the denominator for the purpose of calculating diluted EPS. The Convertible Senior Notes may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 12.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At March 31, 2020, approximately 2.0 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 1.5 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until May 20, 2025.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of March 31, 2020 are designated to be settled in shares of the Company’s common stock.  The Company granted 1,204,713 and 752,500 RSUs during the three months ended March 31, 2020 and 2019, respectively. There were no RSUs forfeited during the three months ended March 31, 2020 and 20,000 RSUs forfeited during the three months ended March 31, 2019. All RSUs outstanding at March 31, 2020 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled.  At March 31, 2020 and December 31, 2019, the Company had unrecognized compensation expense of $11.8 million and $5.5 million, respectively, related to RSUs.  The unrecognized compensation expense at March 31, 2020 is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock

The Company did not award any shares of restricted common stock during the three months ended March 31, 2020 and 2019. At March 31, 2020, the Company did not have any unvested shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments of approximately $276,000 and $241,000 during the three months ended March 31, 2020 and 2019, respectively.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In Thousands)	2020	2019
RSUs	$1,273	$998
Total	$1,273	$998

(b)  Employment Agreements

At March 31, 2020, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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
MARCH 31, 2020

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
(In Thousands)	2020	2019
Non-employee directors	$(1,906)	$286
Total	$(1,906)	$286

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through March 31, 2020 and December 31, 2019 that had not been distributed and the Company’s associated liability for such deferrals at March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$1,881	$498	$2,349	$3,071
Total	$1,881	$498	$2,349	$3,071

(1)  Represents the cumulative amounts that were deferred by participants through March 31, 2020 and December 31, 2019, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended March 31, 2020 and 2019, the Company recognized expenses for matching contributions of $120,000 and $104,000.

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
MARCH 31, 2020

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

For Agency MBS, the valuation methodology of the Company’s third-party pricing services incorporate commonly used market pricing methods, trading activity observed in the marketplace and other data inputs.  The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: collateral vintage, coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds.  Management analyzes pricing data received from third-party pricing services and compares it to other indications of fair value including data received from repurchase agreement counterparties and its own observations of trading activity observed in the marketplace. The Company’s Agency MBS are classified as Level 2 in the fair value hierarchy.

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

Term Notes Backed by MSR-Related Collateral

The Company’s valuation process for term notes backed by MSR-related collateral is similar to that used for residential mortgage securities and considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity. Other factors taken into consideration include estimated changes in fair value of the related underlying MSR collateral and, as applicable, the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient. Based on its evaluation of the observability of the data used in its fair value estimation process, these assets are classified as Level 2 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of March 31, 2020 and December 31, 2019, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at March 31, 2020

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$—	$1,243,792	$1,243,792
Non-Agency MBS	—	1,119,940	—	1,119,940
Agency MBS	—	553,413	—	553,413
CRT securities	—	254,101	—	254,101
Term notes backed by MSR-related collateral	—	706,608	—	706,608
Total assets carried at fair value	$—	$2,634,062	$1,243,792	$3,877,854

Fair Value at December 31, 2019

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$—	$1,381,583	$1,381,583
Non-Agency MBS	—	2,063,529	—	2,063,529
Agency MBS	—	1,664,582	—	1,664,582
CRT securities	—	255,408	—	255,408
Term notes backed by MSR-related collateral	—	1,157,463	—	1,157,463
Total assets carried at fair value	$—	$5,140,982	$1,381,583	$6,522,565

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three months ended March 31, 2020 and 2019 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended March 31,
(In Thousands)	2020	2019
Balance at beginning of period	$1,381,583	$1,471,263
Purchases and capitalized advances (1)	3,520	130,089
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	(74,556)	(1,060)
Collection of principal, net of liquidation gains/(losses)	(23,805)	(31,751)
Repurchases	(305)	(318)
Transfer to REO	(42,645)	(55,886)
Balance at end of period	$1,243,792	$1,512,337

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

The following table presents additional information for the three months ended March 31, 2019 about the Company’s investments in term notes backed by MSR-related collateral, which were classified as Level 3 prior to September 30, 2019 and measured at fair value on a recurring basis:

Term Notes Backed by MSR-Related Collateral
Three Months Ended March 31,
(In Thousands)	2019
Balance at beginning of period	$538,499
Purchases	219,166
Sales	—
Collection of principal	(4,584)
Changes in unrealized gain/(losses)	513
Transfer to Level 2	—
Balance at end of period	$753,594

The Company did not transfer any assets or liabilities from one level to another during the three months ended March 31, 2020 or 2019.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of March 31, 2020 and December 31, 2019:

	March 31, 2020
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$745,726	Discounted cash flow	Discount rate	5.6%	5.1-9.7%
			Prepayment rate	5.2%	0.1-19.9%
			Default rate	3.9%	0.0-23.5%
			Loss severity	13.0%	0.0-100.0%

	$497,816	Liquidation model	Discount rate	8.6%	6.2-50.0%
			Annual change in home prices	2.5%	(0.5)-6.9%
			Liquidation timeline (in years)	1.9	0.1-4.8
			Current value of underlying properties (3)	$709	$5-$4,500
Total	$1,243,542

	December 31, 2019
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$829,842	Discounted cash flow	Discount rate	4.2%	3.8-8.0%
			Prepayment rate	4.5%	0.7-18.0%
			Default rate	4.0%	0.0-23.0%
			Loss severity	12.9%	0.0-100.0%

	$551,271	Liquidation model	Discount rate	8.0%	6.2-50.0%
			Annual change in home prices	3.7%	2.4-8.0%
			Liquidation timeline (in years)	1.8	0.1-4.5
			Current value of underlying properties (3)	$684	$10-$4,500
Total	$1,381,113

(1) Excludes approximately $250,000 and $470,000 of loans for which management considers the purchase price continues to reflect the fair value of such loans at March 31, 2020 and December 31, 2019, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $368,000 and $365,000 as of March 31, 2020 and December 31, 2019, respectively.

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the fair value of residential whole loans. Loans valued using a discounted cash flow

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2020 and December 31, 2019:

	March 31, 2020	March 31, 2020		December 31, 2019
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Residential whole loans, at carrying value (1)	3	$5,716,031	$5,602,536	$6,069,370	$6,248,745
Residential whole loans, at fair value	3	1,243,792	1,243,792	1,381,583	1,381,583
Non-Agency MBS	2	1,119,940	1,119,940	2,063,529	2,063,529
Agency MBS	2	553,413	553,413	1,664,582	1,664,582
CRT securities	2	254,101	254,101	255,408	255,408
MSR-related assets (2)	2 and 3	738,054	738,054	1,217,002	1,217,002
Cash and cash equivalents	1	116,465	116,465	70,629	70,629
Restricted cash	1	216,902	216,902	64,035	64,035
Financial Liabilities (3):
Repurchase agreements	2	7,768,180	7,786,911	9,139,821	9,156,209
Securitized debt	2	533,733	481,808	570,952	575,353
Convertible Senior Notes	2	224,264	135,700	223,971	244,088
Senior Notes	1	96,874	46,551	96,862	103,231

(1)	Includes Non-QM loans held-for-sale with a net carrying value of $895.3 million at March 31, 2020.

(2)
Includes $31.4 million and $59.5 million of MSR-related assets that are measured at fair value on a non-recurring basis that are classified as Level 3 in the fair value hierarchy at March 31, 2020 and December 31, 2019, respectively.

(3)	Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds its Residential whole loans, held-for-sale at the lower of current carrying amount or fair value less estimated selling costs. At March 31, 2020, the Company had Non-QM loans held-for-sale with a net carrying value of $895.3 million.

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the three months ended March 31, 2020 and 2019, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $50.7 million and $65.2 million, respectively, at the time of foreclosure. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s loan securitization transactions as of March 31, 2020 and December 31, 2019:

(Dollars in Thousands)	March 31, 2020		December 31, 2019
Aggregate unpaid principal balance of residential whole loans sold	$1,290,029		$1,290,029
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$802,817		$802,817
Outstanding amount of Senior Bonds	$533,733	(1)	$570,952	(1)
Weighted average fixed rate for Senior Bonds issued	3.68%	(2)	3.68%	(2)
Weighted average contractual maturity of Senior Bonds	29 years	(2)	30 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$275,174		$275,174
Cash received	$802,815		$802,815

(1)	Net of $2.7 million and $2.9 million of deferred financing costs at March 31, 2020 and December 31, 2019, respectively.

(2)
At March 31, 2020 and December 31, 2019, $459.6 million and $493.2 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by 300 basis points at 36 months from issuance if the bond is not redeemed before such date.

(3)	Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

As of March 31, 2020 and December 31, 2019, as a result of the transactions described above, securitized loans with a carrying value of approximately $185.9 million and $186.4 million are included in “Residential whole loans, at carrying value,” securitized loans with a fair value of approximately $516.4 million and $567.4 million are included in “Residential whole loans, at fair value,” and REO with a carrying value approximately $129.1 million and $137.8 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of March 31, 2020 and December 31, 2019, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $533.7 million and $571.0 million, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of March 31, 2020 and December 31, 2019 are a total of $7.0 billion and $7.4 billion, respectively, of residential whole loans, of which approximately $5.7 billion and $6.1 billion, respectively, are reported at carrying value and $1.2 billion and $1.4 billion, respectively, are reported at fair value. These assets, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated. (See Notes 3 and 5(a))

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

16. Subsequent Events

Forbearance Agreements

On March 24, 2020, the Company announced that due to turmoil in the financial markets resulting from the spread of the novel coronavirus and the global COVID-19 pandemic, the Company and its subsidiaries had received an unusually high number of margin calls starting approximately in mid-March. The Company’s announcement indicated that on March 23, 2020, the Company did not meet its margin calls and had notified its financing counterparties that it did not expect to be in a position to fund the anticipated volume of margin calls under its financing arrangements in the near term. In its announcement the Company also indicated that it was engaged in discussions with its financing counterparties with regard to entering into forbearance agreements pursuant to which each counterparty would agree to forbear from exercising its rights and remedies with respect to an event of default under its applicable financing arrangement(s) with the Company for an agreed upon period, including refraining from selling collateral to enforce margin calls. At the time of this announcement the Company’s obligations under its repurchase agreement financing arrangements were approximately $9.5 billion.

On April 10, 2020, the Company announced that it had entered into a Forbearance Agreement (“Initial FBA”) with repurchase agreement counterparties holding a significant majority of its outstanding repurchase obligations. At the date of that announcement, the Company’s obligations under its repurchase agreement financing arrangements had decreased to approximately $5.8 billion.

Significant details regarding the Initial FBA were as follows:

•
Participating counterparties to the Initial FBA represented repurchase obligations of an aggregate of $4.8 billion, or 83% of repurchase agreement obligations outstanding as of the date of the Initial FBA;

•
In connection with the Initial FBA, the Company also granted the participating counterparties a security interest in Company assets that were unencumbered prior to the Initial FBA, including residential whole loans, real estate owned (REO), unrestricted cash and other assets, with an estimated aggregate market value as of the date of the Initial FBA of approximately $1.3 billion; and

•
Counterparties agreed to forbear from exercising any rights or remedies through the close of business on April 27, 2020s (unless terminated sooner upon the occurrence of certain events) under their respective repurchase agreements, including refraining from selling collateral to enforce margin calls.

Extended Forbearance Agreement (“Second FBA”)

On April 27, 2020, the Company entered into a Second FBA with certain counterparties holding a significant majority of its outstanding repurchase obligations. Similar to the Initial FBA, the counterparties that were party to the Second FBA agreed to forbear from exercising any rights or remedies under their respective repurchase agreements with the Company, including refraining from selling collateral to enforce margin calls, through June 1, 2020 (unless terminated sooner upon the occurrence of certain events). The Second FBA essentially extended the forbearance period agreed to under the Initial FBA.

Significant details regarding the Second FBA are as follows:

•	The terms and conditions of the Second FBA were substantially similar to those under the Initial FBA.

•
Participating counterparties to the Second FBA represented repurchase obligations of an aggregate of $4.4 billion, which represented approximately 84% of the Company’s $5.3 billion repurchase obligations outstanding as of April 24, 2020.

•
Under the terms of the Second FBA, the Company also agreed to make a cash payment to the participating counterparties of $150 million, which was applied to reduce the Company’s outstanding repurchase obligation balances with counterparties participating in the Second FBA.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

Additional Extended Forbearance Agreement (“Third FBA”)

On June 1, 2020, the Company entered into the Third FBA with counterparties to its repurchase agreement financings, further extending the period of forbearance. Under the Third FBA, the Company’s repurchase agreement counterparties continued to forbear from exercising any rights or remedies under their respective repurchase agreements with the Company, including refraining from selling collateral to enforce margin calls, through June 26, 2020 (unless terminated sooner upon the occurrence of certain events). All of the Company’s remaining repurchase agreement counterparties agreed to participate in the Third FBA.

Agreement to enter into a senior secured term loan and commitment to enter into an asset level debt facility

On June 15, 2020, the Company and certain of its wholly owned subsidiaries entered into a credit agreement for a $500 million senior secured term loan facility (the “Term Loan Facility”) to be funded by certain funds and accounts managed by subsidiaries of Apollo Global Management, Inc. (together with such funds and accounts, “Apollo”), including subsidiaries of Athene Holding Ltd. (“Athene”), to which Apollo provides asset management and advisory services. The loans under the Term Loan Facility are expected to be funded on or about June 26, 2020 (the “Funding Date”). The term loans will be issued with original issue discount of 1%. Interest on the outstanding principal amount of the term loans will accrue at a rate of 11% per annum until the third anniversary of the Funding Date. Prior to the third anniversary of the Funding Date, a portion of such interest, in an amount equal to up to 3% per annum, may be capitalized, compounded and added to the unpaid principal amount of the term loans. The interest rate on the term loans will increase by 1% per annum on the third anniversary of the Funding Date and by an additional 1% per annum on each subsequent anniversary of the Funding Date. Upon the occurrence and during the continuance of an event of default under the Term Loan Facility, the principal amount of all loans outstanding and, to the extent permitted by applicable law, any interest payments on such term loans or any fees or other amounts owing under the Term Loan Facility that, in either case, are then overdue, would thereafter bear interest at a rate that is 2% per annum in excess of the interest rate otherwise payable on the term loans.

Under the Term Loan Facility, the Company will be permitted to voluntarily prepay the term loans without premium or penalty at any time; provided, however, that the Company may prepay the term loans in part on only one occasion prior to the maturity date of the Term Loan Facility and in an amount of not less than $250 million. Installment payments of principal equal to 3.75% of the initial principal amount for the first three years of the Term Loan Facility and 4.50% of the initial principal amount thereafter, together with accrued and unpaid interest on such principal amount, will be required to be made on the last business day of each March, June, September and December beginning on September 30, 2020. Mandatory prepayments of the term loans will be required to be made from net cash proceeds received in connection with certain events, that are set out in the credit agreement. Upon the event of a change in control as defined in the credit agreement, the Company is also required to make an offer to repay the loan at par, plus unpaid accrued interest, plus a specified redemption premium. In addition, the Company will be required to comply with certain affirmative and negative covenants as specified in the credit agreement that, among other things, impose certain limitations on the Company to incur liens or indebtedness, to make certain non-permitted investments or enter into new businesses, to modify or waive terms on certain of the Company’s existing debt or to prepay such debt, or to pay dividends in certain circumstances. The Company must also maintain a minimum level of liquidity as defined in the agreement.

In connection with, and conditioned on, the funding of the Term Loan Facility, the Company also executed on June 15, 2020, a letter with Barclays and affiliates of Athene (the “Asset Level Lenders”), pursuant to which the Asset Level Lenders have committed, subject to satisfaction of customary conditions precedent, to a non-mark-to-market term loan facility with one or more subsidiaries of the Company to provide, severally and not jointly, financing in an aggregate amount of up to $1,650,000,000 (the “Asset Level Debt Facility”). The Company’s borrowing subsidiaries will pledge, as collateral security for the Asset Level Debt Facility, certain of their residential whole loans, as well as the equity in subsidiaries that own the loans. The Asset Level Debt Facility is also expected to close on or about June 26, 2020.

In connection with these transactions, the Company also entered into an Investment Agreement with Apollo and Athene (together the “Purchasers”), under which. the Company agreed to issue to the Purchasers warrants (the “Warrants”) to purchase, in the aggregate, 37,039,106 shares (subject to adjustment in accordance with their terms) of the Company’s common stock. In addition, the Purchasers or one or more of their affiliates have agreed to purchase, prior to the first anniversary date of the Investment Agreement, in one or a series of open market or privately negotiated transactions, a number of shares of the Company’s common stock equal to the lesser of (a) such number of shares representing 4.9% of the outstanding shares of common stock as of the Funding Date or (b) such number of shares as the Purchasers may purchase for an aggregate gross purchase price of $50 million. The issuance of the Warrants is subject to satisfaction of certain terms and conditions set forth in the Investment Agreement, but is expected to occur on the Funding Date.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

The completion of the transactions contemplated by the Term Loan Facility, the Asset Level Debt Facility and the Investment Agreement are subject to and conditioned on, among other things, the completion of definitive documentation relating to the Asset Level Debt Facility, completion of documentation relating to the Company’s exit from the Third FBA and other customary closing conditions.

Portfolio sales and composition changes and impact on Company liquidity
Since the end of the first quarter through May 31, 2020, the Company has taken further steps to reduce the leverage on its portfolio, generate liquidity and reduce repurchase agreement balances with its counterparties. Actions taken by the Company include the sale of residential mortgage assets, generating proceeds of approximately $3.2 billion, which along with portfolio run-off and other payments to counterparties has resulted in an overall reduction in repurchase agreement balances of approximately $3.9 billion. Details of sales that have occurred in the second quarter through May 31, 2020 include:

•
The Company has disposed of approximately $2.4 billion of residential mortgage securities, including $533.1 million of Agency MBS, $1.1 billion of Non-Agency MBS and $207.4 million of CRT securities. In addition, the Company sold $574.9 million of term notes backed by MSR-related collateral and $15.6 million of other interest earning assets. Improvement in market pricing since the end of the first quarter resulted in the Company recording realized gains of approximately $177.5 million to date in the second quarter. In addition, the Company has recorded $57.0 million of unrealized gains on securities (primarily CRT securities) on which it had previously elected the fair value option.

•
The Company also disposed of approximately $845.2 million of residential whole loans, resulting in realized losses of approximately $128.4 million. However, after the reversal of the valuation allowance associated with loans that were designated as held-for-sale at the end of the first quarter, the net impact on second quarter results is a loss of approximately $58.2 million.

The Company has now sold substantially all of its Agency MBS and Legacy Non-Agency MBS portfolios and greatly reduced its holdings of MSR-related assets and CRT securities. As of May 31, 2020, the Company’s $6.6 billion residential mortgage asset portfolio was comprised of $6.2 billion of residential whole loans and REO, approximately $235.4 million of MSR-related assets and $136.4 million of residential mortgage securities. These investments are financed with approximately $3.8 billion of repurchase agreements. Total debt was approximately 1.9 times stockholders’ equity at May 31, 2020.

As of June 19, 2020, the Company had total cash balances of $343.6 million, including cash on deposit with repurchase agreement counterparties totaling $103.5 million. Since entering into forbearance agreements with its lenders in April, unpaid margins calls have been substantially reduced and were $29.1 million as of June 19, 2020.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to MFA Financial, Inc. and its subsidiaries as “the Company,” “MFA,” “we,” “us,” or “our,” unless we specifically state otherwise or the context otherwise indicates.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2019.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: risks related to the ongoing spread of the novel coronavirus and the COVID-19 pandemic, including its effects on the general economy and our business, financial position and results of operations; uncertainties related to our recently-announced financing arrangements, including without limitation uncertainties regarding the closing and funding of such arrangements and the anticipated benefits and uses of the proceeds therefrom; our ability to meet our ongoing obligations under our current forbearance agreement with our repurchase agreement counterparties and our expectations with respect to any exit from forbearance or the ability to extend such forbearance if needed; our ability to accurately estimate information related to our operations and financial condition subsequent to the end of the first quarter (particularly in light of the highly volatile and uncertain market conditions); payments of future dividends, including payments of accumulated but unpaid dividends on our Series B Preferred Stock and Series C Preferred Stock; changes in interest rates and the market (i.e., fair) value of our residential whole loans, MBS and other assets; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in its portfolio and could require us to reinvest the proceeds received by it as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows ; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans in our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on residential whole loans and the extent of prepayments, realized losses and changes in the composition of our residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; targeted or expected returns on our investments in recently-originated loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing cost associated with such investments; risks associated with our investments in MSR-related assets, including servicing, regulatory and economic risks, and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Portfolio sales and composition changes and impact on our liquidity” and in Note 16 to our consolidated financial statements, since the end of the first quarter we have engaged in asset sales and taken other actions that significantly changed our asset composition subsequent to March 31, 2020. In particular, subsequent to the end of the first quarter, we sold the vast majority of our remaining Agency MBS and Legacy Non-Agency MBS portfolios, and substantially reduced our investments in MSR-related assets and CRT securities. As a result of these actions, our primary investment asset as of the date hereof is our residential whole loan portfolio. Any discussion herein of our assets at March 31, 2020 should be read in conjunction with the description of these asset sales and other actions.

At March 31, 2020, we had total assets of approximately $11.1 billion, of which $7.0 billion, or 63%, represented residential whole loans acquired through interests in certain trusts established to acquire the loans. Our Purchased Performing Loans, which as of March 31, 2020 comprised approximately 72% of our residential whole loans, include: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). In addition, at March 31, 2020, we had approximately $1.9 billion in investments in residential mortgage securities, which represented approximately 17% of our total assets.  At such date, our portfolio includes $553.4 million of Agency MBS, $1.1 billion of Non-Agency MBS and $254.1 million of CRT securities. Non-Agency MBS is comprised of $1.0 billion of Legacy Non-Agency MBS and $79.5 million of RPL/NPL MBS. These RPL/NPL MBS are backed by securitized re-performing and non-performing loans and are generally structured with a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. At March 31, 2020, our investments in MSR-related assets were $738.1 million, or 7% of our total assets. Our MSR-related assets include term notes whose cash flows are considered to be largely dependent on MSR collateral and loan participations to provide financing to mortgage originators that own MSRs. Our remaining investment-related assets, which represent approximately 6% of our total assets at March 31, 2020, were primarily comprised of REO, capital contributions made to loan origination partners, other interest-earning assets and MBS and loan-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income and the market value of our assets, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive residential mortgage assets.  Changes in these factors, or uncertainty in the market regarding the potential for changes in these factors, can result in significant changes in the value and/or performance of our investment portfolio. Further, our GAAP results may be impacted by market volatility, resulting in changes in market values of certain financial instruments for which changes in fair value are recorded in net income each period, such as CRT securities, certain residential whole loans, Agency MBS, and Swaps not designated as hedges. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds, the behavior of which involves various risks and uncertainties.  Interest rates and conditional prepayment rates (or CPRs) (which measure the amount of unscheduled principal prepayment on an asset as a percentage of the asset balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With the adoption in January 2020 of new accounting standards for the measurement and recognition of credit losses, and given the extent of current and anticipated future investments in residential whole loans, our financial results are impacted by estimates of credit losses that are required to be recorded when loans that are not accounted for at fair value through net income are acquired or originated, as well as changes in these credit loss estimates that will be required to be made periodically.

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

Our investments in residential mortgage assets, particularly investments in residential mortgage loans and Non-Agency MBS, expose us to credit risk, meaning that we are generally subject to credit losses due to the risk of delinquency, default and foreclosure on the underlying real estate collateral.  Our investment process for credit sensitive assets focuses primarily on quantifying and pricing credit risk. With respect to investments in Purchased Performing Loans, we believe that sound underwriting standards, including low LTVs at origination, significantly mitigate our risk of loss. Further, we believe the discounted purchase prices paid on certain non performing and Purchased Credit Deteriorated Loans mitigate our risk of loss in the event that, as we expect on most such investments, we receive less than 100% of the par value of these investments.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of a loan, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on our residential mortgage securities and whole loans may differ significantly.  For the three months ended March 31, 2020, our Agency MBS portfolio experienced a weighted average CPR of 12.6%, and our Legacy Non-Agency MBS portfolio experienced a weighted average CPR of 13.6%. Over the last consecutive eight quarters, ending with March 31, 2020, the monthly weighted average CPR on our Agency and Legacy Non-Agency MBS portfolios ranged from a high of 18.6% experienced during the month ended September 30, 2019 to a low of 8.8%, experienced during the month ended March 31, 2020, with an average CPR over such quarters of 15.4%. In addition, for the three months ended March 31, 2020, the weighted average CPR on our Non-QM loan portfolio was 22.2%.

Our method of accounting for Non-Agency MBS purchased at significant discounts to par value requires us to make assumptions with respect to each security.  These assumptions include, but are not limited to, future interest rates, voluntary prepayment rates, default rates, mortgage modifications and loss severities.  As part of our Non-Agency MBS surveillance process, we track and compare each security’s actual performance over time to the performance expected at the time of purchase or, if we have modified our original purchase assumptions, to our revised performance expectations.  To the extent that actual performance or our expectation of future performance of our Non-Agency MBS deviates materially from our expected performance parameters, we may revise our performance expectations, so that the amount of purchase discount that reflects principal that is not expected to be collected may increase or decrease over time, which could require us to record (or reverse) loss allowances.  Credit losses greater than those anticipated or in excess of the recorded purchase discount could occur, which could materially adversely impact our operating results.

It is generally our business strategy to hold our residential mortgage assets as long-term investments.  On at least a quarterly basis, excluding investments for which the fair value option has been elected or for which specialized loan accounting is otherwise applied, we assess our ability and intent to continue to hold each asset and, as part of this process, we monitor our residential mortgage securities and MSR-related assets that are designated as AFS for impairment. A change in our ability and/or intent to continue to hold any of these securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At March 31, 2020, we had net unrealized gains on our Non-Agency MBS of $144.5 million, comprised of gross unrealized gains of $166.2 million and gross unrealized losses of $21.6 million and gross unrealized gains of $6.0 million on our Agency MBS.

We rely heavily on borrowings under repurchase agreements to finance our residential mortgage assets, although, as discussed below, we entered into agreements to obtain significant non-repurchase agreement financing in June 2020.  Our residential mortgage investments have longer-term contractual maturities than our borrowings under repurchase agreements.  Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which have generally been comprised of Swaps. The majority of our Swap derivative instruments have generally been designated as cash-flow hedges against a portion of our then current and forecasted LIBOR-based repurchase agreements.  While these Swaps did not extend the maturities of the associated repurchase agreements being hedged, they did, however, lock in a fixed rate of interest over their term (while they were outstanding) for the notional amount of the Swap corresponding to the hedged item. Following the significant interest rate decreases that occurred late in the first quarter of 2020, we did not consider that these Swaps continued to be an effective economic hedge of our portfolio. Consequently, we unwound all of our Swap transactions at the end of the quarter.

Recent Market Conditions and Our Strategy

COVID-19 impact on first quarter 2020 Portfolio Activity and impact on financial results:

At March 31, 2020, our residential mortgage asset portfolio, which includes residential whole loans and REO, residential mortgage securities and MSR-related assets, was approximately $10.0 billion compared to $13.1 billion at December 31, 2019. Beginning in mid-March 2020, conditions related to the COVID-19 pandemic created unprecedented market volatility, widening of spreads and related liquidity pressure as counterparties sought higher margin requirements. As a result, and as pricing dislocations in markets for residential mortgage assets accelerated in the last two weeks of March 2020, we sold approximately $2.1 billion of residential mortgage securities and residential whole loans to generate liquidity, satisfy margin calls and reduce our financial leverage, which resulted in realized losses of $238.4 million for the three months ended March 31, 2020. In addition, overall asset prices declined materially during this period, resulting in significant unrealized losses and impairment charges in the amount of $496.9 million for the quarter relating to investments in residential mortgage securities and residential whole loans. Prior to the onset of the COVID-19 pandemic, we had acquired approximately $1.0 billion of residential whole loans during the quarter.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended March 31, 2020*:

(In Millions)	December 31, 2019	Runoff (1)	Acquisitions	Sales	Other (2)	March 31, 2020	Change
Residential whole loans and REO (3)	$7,860	$(541)	$1,091	$(806)	$(233)	$7,371	$(489)
RPL/NPL MBS	635	(320)	—	(211)	(24)	80	(555)
MSR-related assets	1,217	(33)	4	(161)	(289)	738	(479)
CRT securities	255	(1)	159	(38)	(121)	254	(1)
Legacy Non-Agency MBS	1,429	(68)	—	(96)	(225)	1,040	(389)
Agency MBS	1,665	(123)	—	(988)	(1)	553	(1,112)
Totals	$13,061	$(1,086)	$1,254	$(2,300)	$(893)	$10,036	$(3,025)

* As discussed below under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Portfolio sales and composition changes and impact on our liquidity” and in Note 16 to our consolidated financial statements, since the end of the first quarter, we have engaged in asset sales and taken other actions that have significantly changed the asset composition of our balance sheet. In particular, subsequent to the end of the first quarter, we sold the vast majority of our remaining Agency MBS and Legacy Non-Agency MBS portfolios and substantially reduced our investments in MSR-related assets and CRT securities. As a result of these actions, our primary investment asset as of the date hereof is our residential whole loan portfolio. Any discussion herein, including the table above, of our assets at March 31, 2020, should be read in conjunction with the description of these asset sales and other actions.

(1)	Primarily includes principal repayments, cash collections on Purchased Credit Deteriorated Loans and sales of REO.

(2)	Primarily includes changes in fair value, net premium amortization/discount accretion and adjustments to record lower of cost or estimated fair value adjustments on REO and loans held-for-sale.

(3)	Includes Non-QM loans held-for-sale with a net carrying value of $895.3 million at March 31, 2020.

At March 31, 2020, our total recorded investment in residential whole loans and REO was $7.4 billion, or 73.4% of our residential mortgage asset portfolio. Of this amount, (i) $5.7 billion is presented as Residential whole loans, at carrying value (of which $5.0 billion were Purchased Performing Loans (including $895.3 million of Non-QM loans that were designated as held-for-sale) and $673.5 million were Purchased Credit Deteriorated Loans, and (ii) $1.2 billion is presented as Residential whole loans, at fair value, in our consolidated balance sheets. For the three months ended March 31, 2020, we recognized approximately $83.5 million of income on Residential whole loans, at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 5.07% (excluding servicing costs), with Purchased Performing Loans generating an effective yield of 5.10% and Purchased Credit Impaired Loans generating an effective yield of 4.84%. In addition, we recorded a net loss on residential whole loans measured at fair value through earnings of $52.8 million in Other Income, net in our consolidated statements of operations for the three months ended March 31, 2020. At March 31, 2020 and December 31, 2019, we had REO with an aggregate carrying value of $411.5 million and $411.7 million, respectively, which is included in Other assets on our consolidated balance sheets.

As of March 31, 2020, our Agency MBS portfolio totaled $553.4 million. Following the onset of COVID-19-related market disruptions in March, we sold $965.1 million of Agency MBS, realizing a loss of $22.9 million. The coupon yield on our Agency MBS portfolio decreased to 3.57% for the three months ended March 31, 2020, from 3.69% for the three months ended March 31, 2019, and the net Agency MBS yield decreased to 2.32% for the three months ended March 31, 2020 from 2.77% for the three months ended March 31, 2019. Our Legacy Non-Agency MBS had a face amount of $1.4 billion with an amortized cost of $874.3 million and a net purchase discount of $480.1 million at March 31, 2020. This discount consists of a $389.5 million credit reserve (reflecting principal not expected to be recovered) and a $90.7 million net accretable discount. During the three months ended March 31, 2020, we disposed of approximately $100.7 million of Legacy Non-Agency, MBS, realizing net gains of $4.4 million. The net yield on our Legacy Non-Agency MBS portfolio was 10.55% for the three months ended March 31, 2020, compared to 10.45% for the three months ended March 31, 2019. Subsequent to the end of the first quarter, we sold the vast majority of our remaining Agency MBS and Legacy Non-Agency MBS portfolios.

As of March 31, 2020, our RPL/NPL MBS portfolio totaled $80.0 million. During the three months ended March 31, 2020, we sold $163.7 million of these securities, realizing a loss of $47.5 million. The net yield on our RPL/NPL MBS portfolio was 5.21% for the three months ended March 31, 2020, compared to 4.90% for the three months ended March 31, 2019.  The increase in the net yield reflects an increase in the average coupon yield to 4.96% for the three months ended March 31, 2020 from 4.86% for the three months ended March 31, 2019. In addition, our investments in MSR-related assets at March 31, 2020 totaled $738.1 million. During the three months ended March 31, 2020, we sold $136.8 million of term notes backed by MSR-related collateral, realizing a loss of $24.6 million. Our investments in CRT securities totaled $254.1 million at March 31, 2020. During the quarter we sold $35.6 million of CRT securities, realizing a loss of $2.0 million. Subsequent to the end of the first quarter, we have substantially reduced our investments in MSR-related assets and CRT securities.

Our first quarter results also include impairment and other charges totaling $419.7 million on securities available-for-sale and Other assets. Of this amount, $280.8 million is related to unrealized losses on term notes backed by MSR-related collateral and $63.5 million is related to residential mortgage securities (primarily CRT securities), as a lack of liquidity resulted in pricing dislocations in the markets for these assets in the last two weeks of March. As we had determined at March 31, 2020, that we committed to dispose of our investments in these asset classes, GAAP requires that these unrealized losses be recorded in net income for the period and reduce the amortized cost basis of the associated assets.

We adopted a new accounting standard addressing the measurement of credit losses on financial instruments (CECL) on January 1, 2020. With respect to our residential whole loans held at carrying value, CECL requires that reserves for credit losses be estimated at the reporting date based on life of loan expected cash flows, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions. While the adjustments recorded at the transition date to adopt CECL did not have a material impact on our financial position, in light of the anticipated impact of the COVID-19 pandemic on expected economic conditions for the short- to medium-term, estimates of credit losses recorded under CECL for the first quarter are significantly higher than would have been recorded under prior accounting standards, where reserves for credit losses were recorded only when assessed as being incurred. For the first quarter, a provision for credit losses of $74.9 million was recorded on residential whole loans held at carrying value. In addition, a valuation allowance to reduce the carrying value of Non-QM loans designated as held-for-sale at quarter-end of $70.2 million was recorded. This valuation allowance is included, along with CECL credit loss estimates, in the provision for credit losses in our income statement. The total allowance for credit and valuation losses recorded on residential whole loans held at carrying value at March 31, 2020 was $218.0 million. In addition, as of March 31, 2020, CECL reserves for credit losses totaling approximately $5.9 million were recorded related to undrawn commitments on loans held at carrying value as well as certain other interest earning assets.

In addition, following an evaluation of the anticipated impact of the COVID-19 pandemic on economic conditions for the short- to medium-term, impairment charges of $58.1 million were recorded on investments in certain loan originators. As these investments include equity and debt investments in several private entities for which limited pricing transparency exists, particularly in light of the anticipated economic disruption associated with the COVID-19 pandemic, valuation and associated impairment considerations for these investments require significant judgment. Further, in light of the prevailing market and economic conditions that existed at March 31, 2020, management determined that it was appropriate to record an impairment charge against our goodwill intangible asset of $7.2 million, reducing the carrying value of that asset to zero.

The unprecedented market conditions that affected our first quarter 2020 results are also reflected in our book value per common share. Our GAAP book value per common share decreased to $4.34 as of March 31, 2020 from $7.04 as of December 31, 2019. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark to market gains on our residential whole loans held at carrying value, was $4.09 at March 31, 2020, a decrease from $7.44 as of December 31, 2019. For additional information regarding the calculation of Economic book value per share including a reconciliation to GAAP book value per share, refer to page 82 under the heading “Economic Book Value”.

Senior Secured Financing and Exit from Forbearance

On March 24, 2020, we announced that due to turmoil in the financial markets resulting from the spread of the novel coronavirus and the global COVID-19 pandemic, we had received an unusually high number of margin calls starting approximately in mid-March. In our announcement, we stated that, on March 23, 2020, we did not meet our margin calls and had notified our financing counterparties that we did not expect to be in a position to fund the anticipated volume of margin calls under our financing arrangements in the near term. As a result of these events, we initiated forbearance discussions with our financing counterparties with regard to entering into forbearance agreements pursuant to which each counterparty would agree to forbear from exercising its rights and remedies with respect to an event of default under its applicable financing arrangement(s) with the Company for an agreed upon period, including refraining from selling collateral to enforce margin calls. Following these discussions, we entered into a series of Forbearance Agreements: an initial Forbearance Agreement, or Initial FBA, on April 10, 2020; a second Forbearance Agreement on April 27, 2020, or Second FBA, that extended the Initial FBA; and a third Forbearance Agreement on June 1, 2020, or Third FBA, which is set to expire on June 26, 2020. Pursuant to these Forbearance Agreements, which are substantially similar to one another, certain of our repurchase agreement counterparties agreed to forbear from exercising their rights and remedies with respect to an event of default, including refraining from selling collateral to enforce margin calls. The primary purpose of the Forbearance Agreements was to permit us to seek, in an orderly manner, mutually beneficial solutions with our counterparties in light of the liquidity issues we faced following the onset of the COVID-19 pandemic.

During the forbearance period discussed above, we explored other potential transactions to further reduce our obligations under our existing repurchase agreements, source financing that is generally more durable than our existing funding alternatives and raise cash to bolster our liquidity. Following various discussions with potential financing sources, on June 15, 2020, we and certain of our wholly owned subsidiaries entered into a credit agreement for a $500 million senior secured term loan facility (or Term Loan Facility) to be funded by certain funds and accounts managed by subsidiaries of Apollo Global Management, Inc. (together with such funds and accounts, “Apollo”), including subsidiaries of Athene Holding Ltd. (“Athene”), to which Apollo provides asset management and advisory services. In connection with, and conditioned on, the funding of the Term Loan Facility, the Company also executed on June 15, 2020, a letter with Barclays and affiliates of Athene (the “Asset Level Lenders”), pursuant to which the Asset Level Lenders have committed, subject to satisfaction of customary conditions precedent, to a non-mark-to-market term loan facility with one or more subsidiaries of the Company to provide, severally and not jointly, financing in an aggregate amount of up to $1,650,000,000 (the “Asset Level Debt Facility”). Further details related to the Term Loan Facility and the Asset Level Debt Facility are discussed in “Note 16. Subsequent Events” in our interim financial statements as of and for the three months ended March 31, 2020.

In connection with the Term Loan Facility and the Asset Level Debt Facility, the Company also entered into an Investment Agreement with Apollo and Athene (together the “Purchasers”), under which. the Company agreed to issue to the Purchasers warrants (the “Warrants”) to purchase, in the aggregate, 37,039,106 shares (subject to adjustment in accordance with their terms) of the Company’s common stock. In addition, the Purchasers or one or more of their affiliates have agreed to purchase, prior to the first anniversary date of the Investment Agreement, in one or a series of open market or privately negotiated transactions, a number of shares of the Company’s common stock equal to the lesser of (a) such number of shares representing 4.9% of the outstanding shares of common stock as of the Funding Date or (b) such number of shares as the Purchasers may purchase for an aggregate gross purchase price of $50 million. The issuance of the Warrants is subject to satisfaction of certain terms and conditions set forth in the Investment Agreement, but is expected to occur on the Funding Date.

Following the closing and funding of the Term Loan Facility and the Asset Level Debt Facility, we expect to be in position to exit forbearance. This will be facilitated via execution of a reinstatement agreement with all counterparties to the Third FBA, pursuant to which we will exit forbearance and terminate the Third FBA. Under the Reinstatement Agreement, if completed as expected, counterparties will waive any past defaults under the applicable repurchase agreements, terminate the Third FBA, release any security interest in our assets held by the counterparties, and reinstate the repurchase agreements on a go forward basis (subject to certain modifications, that will be agreed with these counterparties).

The completion of the transactions contemplated by the Term Loan Facility, the Asset Level Debt Facility and the Investment Agreement are subject to and conditioned on, among other things, the completion of definitive documentation relating to the Asset Level Debt Facility, completion of documentation relating to the Company’s exit from the Third FBA and other customary closing conditions.

Following completion of the transactions discussed above, we expect to be in compliance with the terms and conditions of all of our material financing arrangements, including all of our repurchase agreements, and expect to have resolved all issues with our counterparties related to the events in March 2020, including our failure to satisfy margin calls.

Portfolio sales and composition changes and impact on our liquidity

Since the end of the first quarter through May 31, 2020, we have taken further steps to reduce the leverage on our portfolio, generate liquidity and reduce repurchase agreement balances with our counterparties. Actions taken by us include the sale of residential mortgage assets, generating proceeds of approximately $3.2 billion, which along with portfolio run-off and other payments to counterparties has resulted in an overall reduction in repurchase agreement balances of approximately $3.9 billion. Details of sales that have occurred in the second quarter through May 31, 2020 include:

•
We have disposed of approximately $2.4 billion of residential mortgage securities, including $533.1 million of Agency MBS, $1.1 billion of Non-Agency MBS and $207.4 million of CRT securities. In addition, we sold $574.9 million of term notes backed by MSR-related collateral and $15.6 million of other interest earning assets. Improvement in market pricing since the end of the first quarter resulted in us recording realized gains of approximately $177.5 million to date in the second quarter. In addition, we recorded $57.0 million of unrealized gains on securities (primarily CRT securities) on which we had previously elected the fair value option.

•
We also disposed of approximately $845.2 million of residential whole loans, resulting in realized losses of approximately $128.4 million. However, after the reversal of the valuation allowance associated with loans that were designated as held-for-sale at the end of the first quarter, the net impact on second quarter results is a loss of approximately $58.2 million.

We have now sold substantially all of our Agency MBS and Legacy Non-Agency MBS portfolios and greatly reduced our holdings of MSR-related assets and CRT securities. As of May 31, 2020, our $6.6 billion residential mortgage asset portfolio was comprised of $6.2 billion of residential whole loans and REO, approximately $235.4 million of MSR-related assets and $136.4 million of residential mortgage securities. These investments are financed with approximately $3.8 billion of repurchase agreements. Total debt was approximately 1.9 times stockholders’ equity at May 31, 2020.

As of June 19, 2020, the Company had total cash balances of $343.6 million, including cash on deposit with repurchase agreement counterparties totaling $103.5 million. Since entering into forbearance agreements with its lenders in April, unpaid margins calls have been substantially reduced and were $29.1 million as of June 19, 2020.

Information About Our Assets

The table below presents certain information about our asset allocation at March 31, 2020:

ASSET ALLOCATION*

(Dollars in Millions)	Residential Whole Loans, at Carrying Value (1)		Residential Whole Loans, at Fair Value		Agency MBS		Legacy Non-Agency MBS		RPL/NPL MBS (2)	Credit Risk Transfer Securities	MSR-Related Assets	Other, net (3)	Total
Fair Value/Carrying Value	$5,716		$1,244		$553		$1,040		$80	$254	$738	$1,019	$10,644
Plus Receivable for Unsettled Sales	27		—		28		53		164	11	137	—	420
Less Repurchase Agreements	(4,092)		(609)		(522)		(1,003)		(255)	(298)	(930)	(59)	(7,768)
Less Securitized Debt	(123)		(411)		—		—		—	—	—	—	(534)
Less Convertible Senior Notes	—		—		—		—		—	—	—	(224)	(224)
Less Senior Notes	—		—		—		—		—	—	—	(97)	(97)
Net Equity Allocated	$1,528		$224		$59		$90		$(11)	$(33)	$(55)	$639	$2,441
Debt/Net Equity Ratio (4)	2.7	x	4.6	x	8.4	x	10.6	x	N/M	N/M	N/M		3.4	x

* As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Portfolio sales and composition changes and impact on our liquidity” and in Note 16 to our consolidated financial statements, since the end of the first quarter we have engaged in asset sales and taken other actions that significantly changed our asset composition subsequent to March 31, 2020. In particular, subsequent to the end of the first quarter, we sold the vast majority of our remaining Agency MBS and Legacy Non-Agency MBS portfolios and substantially reduced our investments in MSR-related assets and CRT securities. As a result of these actions, our primary investment asset as of the date hereof is our residential whole loan portfolio. Any discussion herein, including the table above, of our assets at March 31, 2020 should be read in conjunction with the description of these asset sales and other actions.

(1)
Includes $3.4 billion of Non-QM loans (including $895.3 million held-for-sale), $943.3 million of Rehabilitation loans, $498.9 million of Single-family rental loans, $165.3 million of Seasoned performing loans, and $673.5 million of Purchased Credit Deteriorated Loans. At March 31, 2020, the total fair value of these loans is estimated to be approximately $5.6 billion.

(2)
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

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at March 31, 2020. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Deteriorated Loans (2)	Residential Whole Loans, at Fair Value
Amount due:
Within one year	$780,632	$737	$4,212
After one year:
Over one to five years	239,496	4,302	5,687
Over five years	4,169,506	739,369	1,233,893
Total due after one year	$4,409,002	$743,671	$1,239,580
Total residential whole loans	$5,189,634	$744,408	$1,243,792

(1)	Excludes an allowance for credit and valuation losses of $147.1 million at March 31, 2020.

(2)	Excludes an allowance for credit losses of $70.9 million at March 31, 2020.

The following table presents, at March 31, 2020, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)	Purchased Credit Deteriorated Loans (1)(3)	Residential Whole Loans, at Fair Value (1)
Interest rates:
Fixed	$1,434,688	$501,139	$879,535
Adjustable	2,974,314	242,532	360,045
Total	$4,409,002	$743,671	$1,239,580

(1)	Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of March 31, 2020.

(2)	Excludes an allowance for credit and valuation losses of $147.1 million at March 31, 2020.

(3)	Excludes an allowance for credit losses of $70.9 million at March 31, 2020.

Agency MBS

The following tables present certain information regarding the composition of our Agency MBS portfolio as of March 31, 2020 and December 31, 2019. Subsequent to March 31, 2020, we disposed of the vast majority of our investments in Agency MBS:

March 31, 2020

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$125,543	103.8%	105.3%	$132,204	110	3.90%	8.6%
Generic	36,157	104.0	105.3	38,086	113	4.10	7.2
Total 15-Year Fixed Rate	$161,700	103.8%	105.3%	$170,290	111	3.95%	8.3%

30-Year Fixed Rate:
Generic	$13,461	104.0%	107.7%	$14,499	21	4.50%	25.1%
Total 30-Year Fixed Rate	$13,461	104.0%	107.7%	$14,499	21	4.50%	25.1%

Hybrid	$315,351	103.5%	102.8%	$324,197	120	3.67%	11.4%
CMO/Other	$42,393	102.6%	103.6%	$43,911	215	4.03%	13.5%
Total Portfolio	$532,905	103.5%	103.8%	$552,897	122	3.80%	12.6%

December 31, 2019

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Coupon (2)	3 Month Average CPR
15-Year Fixed Rate:
Low Loan Balance (3)	$460,094	104.5%	102.4%	$471,123	93	3.04%	10.5%
Generic	100,886	104.5	103.1	104,060	99	3.45	10.7
Total 15-Year Fixed Rate	$560,980	104.5%	102.5%	$575,183	94	3.11%	10.6%

30-Year Fixed Rate:
Generic	$264,760	104.2%	105.9%	$280,303	18	4.50%	34.4%
Total 30-Year Fixed Rate	$264,760	104.2%	105.9%	$280,303	18	4.50%	34.4%

Hybrid	$732,968	103.5%	103.8%	$760,836	121	4.11%	18.3%
CMO/Other	$45,875	102.6%	103.9%	$47,646	211	4.23%	11.7%
Total Portfolio	$1,604,583	103.9%	103.7%	$1,663,968	97	3.83%	18.1%

(1)	Does not include principal payments receivable of $516,000 and $614,000 at March 31, 2020 and December 31, 2019, respectively.

(2)	Weighted average is based on MBS current face at March 31, 2020 and December 31, 2019, respectively.

(3)	Low loan balance represents MBS collateralized by mortgages with an original loan balance of less than or equal to $175,000.

The following tables present certain information regarding our fixed-rate Agency MBS as of March 31, 2020 and December 31, 2019. Subsequent to March 31, 2020, we disposed of the vast majority of our investments in Agency MBS:

March 31, 2020

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$4,319	104.8%	104.1%	$4,497	88	3.08%	100%	6.8%
3.0%	8,509	105.5	104.8	8,919	92	3.61	100	6.5
3.5%	2,525	103.5	105.3	2,658	113	4.19	100	15.3
4.0%	131,275	103.5	105.4	138,325	112	4.40	82	12.6
4.5%	15,072	105.3	105.4	15,891	117	4.89	52	9.1
Total 15-Year Fixed Rate	$161,700	103.8%	105.3%	$170,290	111	4.37%	81%	8.3%

30-Year Fixed Rate:
4.5%	$13,461	104.0%	107.7%	$14,499	21	4.86%	—%	25.1%
Total 30-Year Fixed Rate	$13,461	104.0%	107.7%	$14,499	21	4.86%	—%	25.1%
Total Fixed Rate Portfolio	$175,161	103.9%	105.5%	$184,789	104	4.41%	75%	13.6%

December 31, 2019

Coupon	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Loan Age (Months) (2)	Weighted Average Loan Rate	Low Loan Balance and/or HARP (3)	3 Month Average CPR
(Dollars in Thousands)
15-Year Fixed Rate:
2.5%	$241,045	104.1%	101.2%	$243,946	85	3.06%	100%	9.3%
3.0%	147,665	105.9	102.6	151,470	89	3.49	100	10.0
3.5%	2,761	103.5	103.6	2,862	110	4.19	100	7.5
4.0%	145,910	103.5	104.3	152,234	109	4.40	81	13.0
4.5%	23,599	105.3	104.5	24,671	113	4.89	36	11.2
Total 15-Year Fixed Rate	$560,980	104.5%	102.5%	$575,183	94	3.60%	92%	10.6%

30-Year Fixed Rate:
4.5%	$264,760	104.2%	105.9%	$280,303	18	5.16%	—%	34.4%
Total 30-Year Fixed Rate	$264,760	104.2%	105.9%	$280,303	18	5.16%	—%	34.4%
Total Fixed Rate Portfolio	$825,740	104.4%	103.6%	$855,486	70	4.10%	63%	18.3%

(1)	Does not include principal payments receivable of $516,000 and $614,000 at March 31, 2020 and December 31, 2019, respectively.

(2)	Weighted average is based on MBS current face at March 31, 2020 and December 31, 2019, respectively.

(3)
Low Loan Balance represents MBS collateralized by mortgages with an original loan balance less than or equal to $175,000.  Home Affordable Refinance Program (or HARP) MBS are backed by refinanced loans with LTVs greater than or equal to 80% at origination.

The following tables present certain information regarding our Hybrid Agency MBS as of March 31, 2020 and December 31, 2019. Subsequent to March 31, 2020, we disposed of the vast majority of our investments in Agency MBS:

March 31, 2020

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid
Agency 3/1	$43,650	102.6%	103.7%	$45,277	4.13%	168	5	—%	8.0%
Agency 5/1	70,169	102.7	102.8	72,142	4.10	140	3	41	11.0
Agency 7/1	74,565	103.6	102.8	76,645	3.89	105	9	55	12.7
Agency 10/1	126,967	104.2	102.5	130,133	3.12	101	23	61	11.6
Total Hybrids	$315,351	103.5%	102.8%	$324,197	3.67%	120	13	47%	11.4%
December 31, 2019

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value (1)	Weighted Average Coupon (2)	Weighted Average Loan Age (Months) (2)	Weighted Average Months to Reset (3)	Interest Only (4)	3 Month Average CPR
Hybrid
Agency 3/1	$46,530	102.5%	104.6%	$48,686	4.28%	165	6	—%	16.6%
Agency 5/1	318,843	103.3	104.2	332,234	4.35	131	5	15	20.1
Agency 7/1	232,565	103.5	103.9	241,552	4.29	111	6	20	18.6
Agency 10/1	135,030	104.2	102.5	138,364	3.17	98	25	60	14.2
Total Hybrids	$732,968	103.5%	103.8%	$760,836	4.11%	121	9	24%	18.3%

(1)	Does not include principal payments receivable of $516,000 and $614,000 at March 31, 2020 and December 31, 2019, respectively.

(2)	Weighted average is based on MBS current face at March 31, 2020 and December 31, 2019, respectively.

(3)
Weighted average months to reset is the number of months remaining before the coupon interest rate resets.  At reset, the MBS coupon will adjust based upon the underlying benchmark interest rate index, margin and periodic or lifetime caps.  The months to reset do not reflect scheduled amortization or prepayments.

(4)	Interest only represents MBS backed by mortgages currently in their interest-only period. Percentage is based on MBS current face at March 31, 2020 and December 31, 2019, respectively.

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at March 31, 2020 and December 31, 2019. Subsequent to March 31, 2020, we disposed of the vast majority of our investments in Legacy Non-Agency MBS:

(In Thousands)	March 31, 2020	December 31, 2019
Non-Agency MBS
Face/Par	$1,455,848	$2,195,303
Fair Value	1,119,940	2,063,529
Amortized Cost	975,408	1,668,088
Purchase Discount Designated as Credit Reserve	(389,472)	(436,598)
Purchase Discount Designated as Accretable	(90,968)	(90,617)
Purchase Premiums	—	—

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of purchase discount on our Non-Agency MBS between purchase discount designated as Credit Reserve and accretable purchase discount for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
(In Thousands)	Discount Designated as Credit Reserve	Accretable Discount (1)	Discount Designated as Credit Reserve	Accretable Discount (1)
Balance at beginning of period	$(436,598)	$(90,617)	$(516,116)	$(155,025)
Impact of RMBS Issuer Settlement (2)	—	—	—	(855)
Accretion of discount	—	9,889	—	13,307
Realized credit losses	4,459	—	7,504	—
Purchases	—	—	—	(118)
Sales/Redemptions	49,491	(5,551)	3,191	16,346
Net impairment losses recognized in earnings	(11,513)	—	—	—
Transfers/release of credit reserve	4,689	(4,689)	3,802	(3,802)
Balance at end of period	$(389,472)	$(90,968)	$(501,619)	$(130,147)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of $855,000 of cash proceeds (a one-time payment) received by the Company during the three months ended March 31, 2019 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities.

The following table presents information with respect to the yield components of our Non-Agency MBS for the three months ended March 31, 2020 and 2019. Subsequent to March 31, 2020, we disposed of the vast majority of our investments in Legacy Non-Agency MBS:

	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS
Non-Agency MBS
Coupon Yield (1)	6.83%	4.96%	6.78%	4.86%
Effective Yield Adjustment (2)	3.72	0.25	3.67	0.04
Net Yield	10.55%	5.21%	10.45%	4.90%

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

Actual maturities of MBS are generally shorter than stated contractual maturities because actual maturities of MBS are affected by the contractual lives of the underlying mortgage loans, periodic payments of principal and prepayments of principal.  The following table presents certain information regarding the amortized costs, weighted average yields and contractual maturities of our MBS at March 31, 2020 and does not reflect the effect of prepayments or scheduled principal amortization on our MBS:

	Within One Year		One to Five Years		Five to Ten Years		Over Ten Years		Total MBS
(Dollars in Thousands)	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Total Amortized Cost	Total Fair Value	Weighted Average Yield
Agency MBS:
Fannie Mae	$—	—%	$5,449	1.63%	$105,646	2.87%	$332,921	2.77%	$444,016	$448,258	2.78%
Freddie Mac	—	—	5,903	—	54,725	2.34	38,994	3.90	99,622	101,277	2.95
Ginnie Mae	—	—	—	—	65	3.91	3,753	3.09	3,818	3,878	3.10
Total Agency MBS	$—	—%	$11,352	2.00%	$160,436	2.69%	$375,668	2.89%	$547,456	$553,413	2.81%
Non-Agency MBS	$—	—%	$50,116	4.81%	$1,701	5.36%	$923,591	11.09%	$975,408	$1,119,940	10.76%
Total MBS	$—	—%	$61,468	4.29%	$162,137	2.72%	$1,299,259	8.72%	$1,522,864	$1,673,353	7.90%

CRT Securities

At March 31, 2020, our total investment in CRT securities was $254.1 million, with a gross unrealized losses of $67.7 million, a weighted average yield of 3.86% and a weighted average time to maturity of 14.3 years. At December 31, 2019, our total investment in CRT securities was $255.4 million, with a net unrealized gain of $6.2 million, a weighted average yield of 5.85% and weighted average time to maturity of 11.1 years.

During three months ended March 31, 2020, we sold certain CRT securities for $35.6 million, realizing losses of $2.0 million. The net income impact of these sales, after reversal of previously unrealized gains on CRT securities on which we had elected the fair value option, was a loss of approximately $2.5 million. Subsequent to March 31, 2020 we significantly reduced our holdings of CRT securities.

MSR-Related Assets

At March 31, 2020 and December 31, 2019, we had $706.6 million and $1.2 billion, respectively, of term notes issued by SPVs that have acquired the rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. At March 31, 2020, these term notes had an amortized cost and fair value of $706.6 million, a weighted average yield of 4.74% and a weighted average term to maturity of 5.1 years. During three months ended March 31, 2020, we sold certain term notes for $136.8 million, realizing losses of $24.6 million. During the last two weeks in March, market values of our investments in these term notes fell significantly, primarily due to a lack of liquidity driven by concerns related to the impact of the COVID-19 pandemic on economic conditions generally and residential mortgage markets specifically. This resulted in a number of our investments being in an unrealized loss position at quarter end. As we had committed to a plan to sell these investments, we were required to recognize an impairment charge in first quarter 2020 net income of approximately $280.8 million. Subsequent to March 31, 2020 we significantly reduced our holdings of MSR-related assets.

At December 31, 2019, these term notes had an amortized cost of $1.2 billion, gross unrealized losses of approximately $5.2 million, a weighted average yield of 4.75% and a weighted average term to maturity of 5.3 years.

During the year ended December 31, 2019, we participated in a loan where we committed to lend $100.0 million of which approximately $33.8 million was drawn at March 31, 2020. At March 31, 2020, the coupon paid by the borrower on the drawn amount is 3.93%, the remaining term associated with the loan is 5 months and the remaining commitment period on any undrawn amount is 5 months.

Tax Considerations

Current period estimated taxable income

We estimate that for the three months ended March 31, 2020, our taxable income was approximately $47.1 million. We have undistributed taxable income of approximately $64.7 million, or $0.14 per share. We have until the filing of our 2019 tax return (due not later than October 15, 2020) to declare the distribution of any 2019 REIT taxable income not previously distributed.

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

Numerous regulations have been issued pursuant to the Dodd-Frank Act, including regulations regarding mortgage loan servicing, underwriting and loan originator compensation and others could be issued in the future. As a result, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws or regulations that may be adopted in the future, will affect our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, the securitization industry, Swaps and other derivatives.  We believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

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

The Federal Housing Finance Agency (or FHFA) and both houses of Congress have discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’ guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform. On March 27, 2019, President Trump issued a memorandum on federal housing finance reform that directed the Secretary of the Treasury to develop a plan for administrative and legislative reforms as soon as practicable to achieve the following housing reform goals: 1) ending the conservatorships of the Government-sponsored enterprises (or GSEs) upon the completion of specified reforms; 2) facilitating competition in the housing finance market; 3) establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and 4) providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. On September 5, 2019, in response to President Trump’s memorandum, the U.S. Department of the Treasury released a plan, developed in conjunction with the FHFA, the Department of Housing and Urban Development, and other government agencies, which includes legislative and administrative reforms to achieve each of these reform goals. At this point, it remains unclear whether any of these legislative or regulatory reforms will be enacted or implemented. The prospects for passage of any of these plans are uncertain, but the proposals underscore the potential for change to Fannie Mae and Freddie Mac. On May 20, 2020, in connection with its stated intention to responsibly end the conservatorship of the GSEs, the FHFA issued a notice of proposed rulemaking and request for comments (“Proposed Rule”) on a new regulatory capital framework for Fannie Mae and Freddie Mac. The Proposed Rule is a re-proposal of the regulatory capital framework originally proposed in 2018 that would have established new risk-based capital requirements for the GSEs and updated the minimum leverage requirements. The re-proposal contains enhancements to establish a post-conservatorship regulatory capital framework that ensures that each Enterprise operates in a safe and sound manner and is positioned to fulfill its statutory mission to provide stability and ongoing assistance to the secondary mortgage market across the economic cycle, in particular during periods of financial stress. Comments on the Proposed Rule are due 60 days after publication in in the Federal Register.

While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations.  As the FHFA and both houses of Congress continue to consider various measures intended to dramatically restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac, we expect debate and discussion on the topic to continue throughout 2020, and we cannot be certain whether alternative plans may be proposed by the Trump Administration, if any housing and/or mortgage-related legislation will emerge from committee or be approved by Congress, or the extent to which administrative reforms may be implemented, and if so, what the effect would be on our business.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Among the provisions in this wide-ranging law are protections for homeowners experiencing financial difficulties due to the COVID-19 pandemic, including forbearance provisions and procedures. Borrowers with federally backed mortgage loans, regardless of delinquency status, may request loan forbearance for a six-month period, which could be extended for another six-month period if necessary. Federally backed mortgage loans are loans secured by first- or subordinate-liens on 1-4 family residential real property, including individual units of condominiums and cooperatives, which are insured or guaranteed pursuant to certain government housing programs, such as by the Federal Housing Administration, Federal Housing Administration, or U.S. Department of Agriculture, or are purchased or securitized by Fannie Mae or Freddie Mac. The CARES Act also includes a temporary 60 day foreclosure moratorium that applies to federally backed mortgage loans, which lasted until May 17, 2020. However, the moratorium has been extended to June 30, 2020 by Fannie Mae, Federal Housing Administration, Federal Housing Administration and the U.S. Department of Agriculture. Some states and local jurisdictions have also implemented moratoriums on foreclosures.

Results of Operations

Quarter Ended March 31, 2020 Compared to the Quarter Ended March 31, 2019

General

Unprecedented disruption in residential mortgage markets, due to concerns related to the COVID-19 pandemic, resulted in us generating a net loss available to our common stock and participating securities for the first quarter of 2020 of $914.2 million, or $2.02 per basic and diluted common share, compared to net income available to common stock and participating securities of $85.1 million, or $0.19 per basic and diluted common share, for the first quarter of 2019. The decrease in net income available to common stock and participating securities primarily reflects lower Other income, which was driven by impairment losses on securities available-for-sale , net realized losses on sales of residential mortgage securities and residential whole loans, unrealized losses on residential mortgage securities measured at fair value through earnings, net losses on our residential whole loans measured at fair value through earnings and impairments charges recorded on certain other assets. In addition, under the new accounting standard for estimating credit losses that we were required to adopt during the first quarter of 2020, we recorded a provision for credit losses on residential whole loans held at carrying value of $74.9 million. We also recorded a valuation allowance of $70.2 million to adjust the carrying value of certain residential whole loans to their estimated fair value as these loans were designated as being held-for-sale at March 31, 2020.

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

For the first quarter of 2020, our net interest spread and margin were 1.82% and 2.20%, respectively, compared to a net interest spread and margin of 1.98% and 2.41%, respectively, for the first quarter of 2019. Our net interest income of $61.7 million for the first quarter of 2020 was largely unchanged from the first quarter of 2019. For the first quarter of 2020, net interest income for our residential mortgage securities portfolio decreased by approximately $16.9 million compared to the first quarter of 2019, primarily due to lower average amounts invested in these securities due primarily to portfolio runoff and sales, lower yields earned on our Agency MBS and CRT securities, partially offset by lower funding costs and higher yields earned on our RPL/NPL MBS and Legacy Agency MBS portfolios. In addition, we incurred approximately $3.9 million interest expense on our Convertible Senior Notes issued during the first quarter of 2020. The decrease in net interest income was offset by higher net interest income from residential whole loans held at carrying value, MSR-related assets and other interest-earning assets of approximately $19.6 million compared to the first quarter of 2019, primarily due to higher average amounts invested in these assets. In addition, net interest income also includes $9.7 million of interest expense associated with residential whole loans held at fair value, reflecting a $1.2 million decrease in borrowing costs related to these investments compared to the first quarter of 2019. Coupon interest income received from residential whole loans held at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2020 and 2019.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended March 31,
	2020			2019
(Dollars in Thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Residential whole loans, at carrying value (1)	$6,584,538	$83,486	5.07%	$3,369,301	$49,620	5.89%
Agency MBS (2)	1,527,036	8,861	2.32	2,667,573	18,441	2.77
Legacy Non-Agency MBS (2)	1,011,810	26,688	10.55	1,432,014	37,416	10.45
RPL/NPL MBS (2)	449,789	5,863	5.21	1,353,954	16,585	4.90
Total MBS	2,988,635	41,412	5.54	5,453,541	72,442	5.31
CRT securities (2)	300,069	2,962	3.95	441,528	6,200	5.62
MSR-related assets (2)	1,197,956	14,207	4.74	788,705	10,620	5.39
Cash and cash equivalents (3)	206,899	486	0.94	156,306	764	1.96
Other interest-earning assets	129,947	2,907	8.95	89,648	1,306	5.83
Total interest-earning assets	11,408,044	145,460	5.10	10,299,029	140,952	5.47
Total non-interest-earning assets	2,277,842			2,493,634
Total assets	$13,685,886			$12,792,663

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Total repurchase agreements (4)	$9,233,808	$72,698	3.11%	$8,282,621	$70,809	3.42%
Securitized debt	558,007	5,161	3.66	675,678	6,206	3.67
Convertible Senior Notes	224,071	3,888	6.94	—	—	—
Senior Notes	96,866	2,012	8.31	96,819	2,011	8.31
Total interest-bearing liabilities	10,112,752	83,759	3.28	9,055,118	79,026	3.49
Total non-interest-bearing liabilities	152,941			320,586
Total liabilities	10,265,693			9,375,704
Stockholders’ equity	3,420,193			3,416,959
Total liabilities and stockholders’ equity	$13,685,886			$12,792,663

Net interest income/net interest rate spread (5)		$61,701	1.82%		$61,926	1.98%
Net interest-earning assets/net interest margin (6)	$1,295,292		2.20%	$1,243,911		2.41%

(1)
Excludes residential whole loans held at fair value that are reported as a component of total non-interest-earning assets. Includes Non-QM loans held-for-sale with a net carrying value of $895.3 million at March 31, 2020.

(2)
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

	Three Months Ended March 31, 2020
	Compared to
	Three Months Ended March 31, 2019
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans, at carrying value (1)	$41,604	$(7,738)	$33,866
Agency MBS	(6,960)	(2,620)	(9,580)
Legacy Non-Agency MBS	(11,078)	350	(10,728)
RPL/NPL MBS	(11,712)	990	(10,722)
CRT securities	(1,680)	(1,558)	(3,238)
MSR-related assets	4,976	(1,389)	3,587
Cash and cash equivalents	198	(476)	(278)
Other interest-earning assets	730	871	1,601
Total net change in income from interest-earning assets	$16,078	$(11,570)	$4,508

Interest-bearing liabilities:
Residential whole loan at carrying value repurchase agreements	$23,874	$(4,722)	$19,152
Residential whole loan at fair value repurchase agreements	905	(1,286)	(381)
Agency repurchase agreements	(6,096)	(126)	(6,222)
Legacy Non-Agency repurchase agreements	(2,242)	(543)	(2,785)
RPL/NPL MBS repurchase agreements	(4,958)	(1,908)	(6,866)
CRT securities repurchase agreements	(820)	(721)	(1,541)
MSR-related assets repurchase agreements	2,494	(1,818)	676
Other repurchase agreements	(136)	(8)	(144)
Securitized debt	(1,021)	(24)	(1,045)
Convertible Senior Notes	3,888	—	3,888
Senior Notes	1	—	1
Total net change in expense from interest-bearing liabilities	$15,889	$(11,156)	$4,733
Net change in net interest income	$189	$(414)	$(225)

(1)
Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets. Includes Non-QM loans held-for-sale with a net carrying value of $895.3 million at March 31, 2020.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
March 31, 2020	1.82%	2.20%
December 31, 2019	2.33	2.68
September 30, 2019	1.82	2.19
June 30, 2019	1.90	2.29
March 31, 2019	1.98	2.41

(1)	Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)	Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans, at carrying value for the quarterly periods presented:

	Purchased Performing Loans			Purchased Credit Deteriorated Loans			Total Residential Whole Loans, at Carrying Value
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
March 31, 2020	5.10%	3.44%	1.66%	4.84%	3.39%	1.45%	5.07%	3.43%	1.64%
December 31, 2019	5.24	3.61	1.63	5.79	3.51	2.28	5.31	3.59	1.72
September 30, 2019	5.55	3.92	1.63	5.76	3.79	1.97	5.58	3.90	1.68
June 30, 2019	5.71	4.22	1.49	5.75	3.98	1.77	5.72	4.17	1.55
March 31, 2019	5.93	4.27	1.66	5.77	4.06	1.71	5.89	4.21	1.68

(1)	Reflects annualized interest income on Residential whole loans, at carrying value divided by average amortized cost of Residential whole loans, at carrying value. Excludes servicing costs.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements and securitized debt. Total Residential whole loans, at carrying value cost of funding includes 3, 5, 3, 5, and 6 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019, respectively.

(3)	Reflects the difference between the net yield on average Residential whole loans, at carrying value and average cost of funds on Residential whole loans, at carrying value.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)
March 31, 2020	2.32%	2.51%	(0.19)%	10.55%	3.13%	7.42%	5.21%	2.56%	2.65%	5.54%	2.78%	2.76%
December 31, 2019	2.38	2.33	0.05	14.76	3.18	11.58	5.17	2.78	2.39	6.76	2.70	4.06
September 30, 2019	2.32	2.47	(0.15)	10.32	3.24	7.08	5.18	3.18	2.00	5.28	2.86	2.42
June 30, 2019	2.50	2.56	(0.06)	11.30	3.30	8.00	4.98	3.39	1.59	5.45	2.95	2.50
March 31, 2019	2.77	2.53	0.24	10.45	3.30	7.15	4.90	3.43	1.47	5.31	2.95	2.36

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency MBS cost of funding includes 78, 36, 1, (9), and (13) basis points and Legacy Non-Agency MBS cost of funding includes 52, 24, 1, (14), and (20) basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019, respectively.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our residential whole loans held at carrying value increased by $33.9 million, or 68.3%, for the first quarter of 2020, to $83.5 million compared to $49.6 million for the first quarter of 2019. This increase primarily reflects a $3.2 billion increase in the average balance of this portfolio to $6.6 billion for the first quarter of 2020 from $3.4 billion for the first quarter of 2019 partially offset by a decrease in the yield (excluding servicing costs) to 5.07% for the first quarter of 2020 from 5.89% for the first quarter of 2019.

Interest income on our Agency MBS for the first quarter of 2020 decreased by $9.6 million, or 51.9%, to $8.9 million from $18.4 million for the first quarter of 2019.  This decrease primarily reflects a $1.1 billion decrease in the average amortized cost of our Agency MBS portfolio, due primarily to portfolio sales and run-off, to $1.5 billion for the first quarter of 2020 from $2.7 billion for the first quarter of 2019 and a decrease in the net yield on our Agency MBS to 2.32% for the first quarter of 2020 from 2.77% for the first quarter of 2019. In addition, for the first quarter of 2020, our Agency MBS portfolio experienced a 12.6% CPR and we recognized $4.8 million of net premium amortization compared to a CPR of 13.6% and $6.2 million of net premium amortization for the first quarter of 2019. At March 31, 2020, we had net purchase premiums on our Agency MBS of $18.9 million, or 3.5% of current par value, compared to net purchase premiums of $62.8 million, or 3.9% of par value, at December 31, 2019.

Interest income on our Non-Agency MBS decreased $21.5 million, or 39.7%, for the first quarter of 2020 to $32.6 million compared to $54.0 million for the first quarter of 2019. This decrease is primarily due to portfolio run-off and sales and resulted in a decrease in the average amortized cost of our Non-Agency MBS portfolio of $1.3 billion, or 47.5%, to $1.5 billion for the first quarter of 2020 from $2.8 billion for the first quarter of 2019.

Interest income on our Legacy Non-Agency MBS for the first quarter of 2020 decreased $10.7 million to $26.7 million from $37.4 million for the first quarter of 2019. This decrease primarily reflects a $420.2 million decrease in the average amortized cost of our Legacy Non-Agency MBS portfolio, due primarily to portfolio sales and run-off, to $1.0 billion for the first quarter of 2020 from $1.4 billion for the first quarter of 2019. This decrease more than offset the higher yields generated on our Legacy Non-Agency portfolio, which were 10.55% for the first quarter of 2020 compared to 10.45% for the first quarter of 2019.

Interest income on our RPL/NPL MBS portfolio decreased $10.7 million to $5.9 million for the first quarter of 2020 from $16.6 million for the first quarter of 2019. This decrease primarily reflects a $904.2 million decrease in the average amortized cost of this portfolio, due primarily to portfolio runoff and sales, to $449.8 million for the first quarter of 2020 from $1.4 billion the first quarter of 2019, partially offset by an increase in the net yield on our RPL/NPL MBS portfolio to 5.21% for the first quarter of 2020 compared to 4.90% for the first quarter of 2019. The increase in the net yield primarily reflects an increase in the average coupon yield to 4.96% for the first quarter of 2020 from 4.86% for the first quarter of 2019.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
March 31, 2020	3.57%	2.32%	12.6%	6.83%	10.55%	13.6%	4.96%	5.21%	34.4%
December 31, 2019	3.63	2.38	18.1	6.88	14.76	16.4	5.07	5.17	18.8
September 30, 2019	3.73	2.32	18.6	6.92	10.32	14.9	5.18	5.18	18.2
June 30, 2019	3.76	2.50	18.3	6.91	11.30	15.7	4.98	4.98	16.1
March 31, 2019	3.69	2.77	13.6	6.78	10.45	12.7	4.86	4.90	11.6

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

Interest income on our MSR-related assets increased by $3.6 million to $14.2 million for the first quarter of 2020 compared to $10.6 million for the first quarter of 2019. This increase primarily reflects a $409.3 million increase in the average balance of these investments for the first quarter of 2020 to $1.2 billion compared to $788.7 million for the first quarter of 2019 partially offset by a decrease in the yield to 4.74% for the first quarter of 2020 from 5.39% for the first quarter of 2019.

Interest Expense

Our interest expense for the first quarter of 2020 increased by $4.7 million, or 6.0%, to $83.8 million from $79.0 million for the first quarter of 2019.  This increase primarily reflects an increase in our average borrowings to finance our residential whole loans held at carrying value and MSR-related assets. In addition we incurred interest expense of $3.9 million on our Convertible Senior Notes issued during the first quarter of 2020. The impact of these items on our interest expense was partially offset by a decrease in our average repurchase agreement borrowings to finance our residential mortgage securities portfolio and a decrease in financing rates on our repurchase agreement financings. The effective interest rate paid on our borrowings decreased to 3.28% for the quarter ended March 31, 2020 from 3.49% for the quarter ended March 31, 2019.

Payments made and/or received on our Swaps designated as hedges for accounting purposes are a component of our borrowing costs and resulted in interest expense of $3.4 million, or 31 basis points, for the first quarter of 2020, as compared to interest income of $1.2 million, or 5 basis points, for the first quarter of 2019.  The weighted average fixed-pay rate on our Swaps designated as hedges decreased to 2.09% for the quarter ended March 31, 2020 from 2.31% for the quarter ended and March 31, 2019.  The weighted average variable interest rate received on our Swaps designated as hedges decreased to 1.65% for the quarter ended March 31, 2020 from 2.49% for the quarter ended March 31, 2019.

Provision for Credit and Valuation Losses on Residential Whole Loans Held at Carrying Value and Held-for-Sale

For the first quarter of 2020, we recorded a provision for credit and valuation losses on residential whole loans held at carrying value and held-for-sale of $150.8 million compared to $805,000 for the first quarter of 2019. As previously discussed, on January 1, 2020, we adopted the new accounting standard addressing the measurement of credit losses on financial instruments (CECL). With respect to our residential whole loans held at carrying value, CECL requires that reserves for credit losses are estimated at the reporting date based on life of loan expected cash flows, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions. While the adjustments recorded at the transition date to adopt CECL did not have a material impact on our financial position, given the anticipated impact of the COVID-19 pandemic on expected economic conditions for the short to medium term, estimates of credit losses recorded under CECL for the first quarter of 2020 are significantly higher than would have been recorded under prior accounting standards, where reserves for credit losses were recorded only when assessed as being incurred. For the first quarter of 2020, a provision for credit losses of $74.9 million was recorded on residential whole loans held at carrying value. In addition, a valuation allowance to reduce the carrying value of Non-QM loans designated as held-for-sale at quarter-end of $70.2 million was recorded. This valuation allowance is included, along with CECL credit loss estimates, in the provision for credit losses in our income statement.

Other (Loss)/Income, net

For the first quarter of 2020, Other Loss, net was $790.8 million compared to Other Income, net of $51.2 million for the first quarter of 2019.  The components of Other (Loss)/Income, net for the first quarter of 2020 and 2019 are summarized in the table below:

	Quarter Ended March 31,
(In Thousands)	2020	2019
Impairment and other losses on securities available-for-sale and other assets	$(419,651)	$—
Net realized (loss)/gain on sales of residential mortgage securities and residential whole loans	(238,380)	24,609
Net unrealized (loss)/gain on residential mortgage securities measured at fair value through earnings	(77,961)	8,672
Net (loss)/gain on residential whole loans measured at fair value through earnings	(52,760)	25,267
Net loss on Swaps not designated as hedges for accounting purposes	(4,239)	(8,944)
Liquidations gains on Purchased Credit Deteriorated Loans and other loan related income	1,429	2,807
Other	799	(1,242)
Total Other (Loss)/Income, net	$(790,763)	$51,169

Operating and Other Expense

For the first quarter of 2020, we had compensation and benefits and other general and administrative expenses of $13.5 million, or 1.58% of average equity, compared to $13.2 million, or 1.55% of average equity, for the first quarter of 2019.  Compensation and benefits expense increased by approximately $345,000 to $8.9 million for the first quarter of 2020, compared to $8.6 million for the first quarter of 2019, primarily reflecting higher expense in connection with long term incentive awards in the current year period. Our other general and administrative expenses were essentially flat, decreasing by $70,000 to $4.6 million for the quarter ended March 31, 2020. In addition, professional services and other costs of $4.5 million were incurred during the quarter related to negotiating forbearance arrangements with our lenders, which was required due to the impact of the market disruptions caused by concerns associated with the COVID-19 pandemic.

Operating and Other Expense for the first quarter of 2020 also includes $11.2 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $930,000, or 9.1%, primarily due to increases in non-recoverable advances related to our REO portfolio, partially offset by lower servicing fees across all of our residential whole loan portfolios.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)	Economic Book Value per Share of Common Stock (7)
March 31, 2020	(26.72)%	(106.31)%	24.99%	0.00	3.4	$4.34	$4.09
December 31, 2019	2.92	11.90	25.48	0.95	3.0	7.04	7.44
September 30, 2019	2.79	11.24	25.80	1.00	2.8	7.09	7.41
June 30, 2019	2.74	10.91	26.13	1.00	2.8	7.11	7.40
March 31, 2019	2.66	10.40	26.71	1.05	2.7	7.11	7.32

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)	Represents the sum of borrowings under repurchase agreements, securitized debt, payable for unsettled purchases, Convertible Senior Notes and Senior Notes divided by stockholders’ equity.

(6)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

(7)
“Economic book value” is a non-GAAP financial measure of our financial position. To calculate our Economic book value, our portfolios of Residential whole loans at carrying value are adjusted to their fair value, rather than the carrying value that is required to be reported under the GAAP accounting model applied to these loans. For additional information please refer to page 82 under the heading “Economic Book Value”.

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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

(In Thousands, Except Per Share Amounts)	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
GAAP Total Stockholders’ Equity	$2,440.7	$3,384.0	$3,403.4	$3,403.4	$3,404.5
Preferred Stock, liquidation preference	(475.0)	(200.0)	(200.0)	(200.0)	(200.0)
GAAP Stockholders’ Equity for book value per common share	1,965.7	3,184.0	3,203.4	3,203.4	3,204.5
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	(113.5)	182.4	145.8	131.2	92.1

Stockholders’ Equity including fair value adjustment to Residential whole loans, at carrying value (Economic book value)	$1,852.2	$3,366.4	$3,349.2	$3,334.6	$3,296.7

GAAP book value per common share	$4.34	$7.04	$7.09	$7.11	$7.11
Economic book value per common share	$4.09	$7.44	$7.41	$7.40	$7.32
Number of shares of common stock outstanding	453.1	452.4	451.7	450.6	450.5

Liquidity and Capital Resources

General

Our principal sources of cash generally consist of borrowings under repurchase agreements and other collateralized financings, payments of principal and interest we receive on our investment portfolio, cash generated from our operating results and, to the extent such transactions are entered into, proceeds from capital market and structured financing transactions. Our most significant uses of cash are generally to pay principal and interest on our financing transactions, to purchase residential mortgage assets, to make dividend payments on our capital stock, to fund our operations, to meet margin calls and to make other investments that we consider appropriate.

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at March 31, 2020, we had approximately 8.8 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the three months ended March 31, 2020, we issued 106,949 shares of common stock through our DRSPP, raising net proceeds of approximately $691,979. During the three months ended March 31, 2020, we did not sell any shares of common stock through the ATM Program.

On March 2, 2020, we completed the issuance of 11.0 million shares of our Series C Preferred Stock with a par value of $0.01 per share, and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. The total net proceeds we received from the offering were approximately $266.0 million, after deducting offering expenses and the underwriting discount.

Impact of COVID-19 Pandemic; Repurchase Obligations

As discussed above under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Senior Secured Financing and Exit from Forbearance”, due to the severe market volatility and price dislocations resulting from concerns driven by the COVID-19 pandemic, in March 2020 we were unable to meet all of our margin call obligations with respect to our repurchase obligations. As a result of these events, we initiated forbearance discussions with our financing counterparties and entered into a series of Forbearance Agreements (the Initial FBA, the Second FBA and the Third FBA) whereby certain of our counterparties agreed to forbear from exercising their rights and remedies with respect to an event of default under the applicable financing arrangement for an agreed upon period, including selling collateral to enforce margin calls. The Third FBA was set to expire on June 26, 2020. On June 15, 2020, we and certain of our wholly owned subsidiaries entered into a credit agreement for a $500 million Term Loan Facility. In connection with, and conditioned on, the funding of the Term Loan Facility, the Company also executed on June 15, 2020 a commitment letter to enter into a non-mark-to-market term loan facility for an aggregate amount of up to $1,650,000,000 (the “Asset Level Debt Facility”). Further details related to the Term Loan Facility and the Asset Level Debt Facility are discussed in “Note 16. Subsequent Events” in our interim financial statements as of and for the three months ended March 31, 2020. Following closing and funding of these transactions, we expect to execute a Reinstatement Agreement with our repurchase agreement counterparties that will terminate the Third FBA and provide for our exit from forbearance.

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

With respect to margin maintenance requirements for repurchase agreements secured by harder to value assets, such as residential whole loans, Non-Agency MBS and MSR-related assets, margin calls are typically determined by our counterparties based on their assessment of changes in the fair value of the underlying collateral and in accordance with the agreed upon haircuts specified in the transaction confirmation with the counterparty.  We address margin call requests in accordance with the required terms specified in the applicable repurchase agreement and such requests are typically satisfied by posting additional cash or collateral on the same business day.  We review margin calls made by counterparties and assess them for reasonableness by comparing the counterparty valuation against our valuation determination.  When we believe that a margin call is unnecessary because our assessment of collateral value differs from the counterparty valuation, we typically hold discussions with the counterparty and are able to resolve the matter.  In the unlikely event that resolution cannot be reached, we will look to resolve the dispute based on the remedies available to us under the terms of the repurchase agreement, which in some instances may include the engagement of a third-party to review collateral valuations.  For certain other agreements that do not include such provisions, we could resolve the matter by substituting collateral as permitted in accordance with the agreement or otherwise request the counterparty to return the collateral in exchange for cash to unwind the financing.

The following tables present information regarding the margin requirements, or the percentage amount by which the collateral value is contractually required to exceed the loan amount (this difference is referred to as the “haircut”), on our repurchase agreements at March 31, 2020 and December 31, 2019:

At March 31, 2020	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Residential whole loans (1)	19.17%	8.00%	50.00%
Agency MBS	4.99	4.00	6.00
Legacy Non-Agency MBS	21.60	15.00	50.00
RPL/NPL MBS	20.30	15.00	25.00
CRT securities	20.89	12.50	35.00
MSR-related assets	22.11	20.00	30.00
Other	21.88	20.00	35.00

At December 31, 2019	Weighted Average Haircut	Low	High
Repurchase agreement borrowings secured by:
Residential whole loans (2)	20.07%	8.00%	50.00%
Agency MBS	4.46	3.00	5.00
Legacy Non-Agency MBS	20.27	15.00	35.00
RPL/NPL MBS	21.52	15.00	30.00
CRT securities	18.84	12.50	25.00
MSR-related assets	21.18	20.00	30.00
Other	22.01	20.00	35.00

(1)
At March 31, 2020, includes repurchase agreements with an aggregate balance of $146.3 million secured by RPL/NPL MBS obtained in connection with our loan securitization transactions that are eliminated in consolidation. Such repurchase agreements had a weighted average haircut of 29.7%, a minimum haircut of 15.0%, and a maximum haircut of 50.0%.

(2)
At December 31, 2019, includes repurchase agreements with an aggregate balance of $146.3 million secured by RPL/NPL MBS obtained in connection with our loan securitization transactions that are eliminated in consolidation. Such repurchase agreements had a weighted average haircut of 29.7%, a minimum haircut of 15.0%, and a maximum haircut of 50.0%.

During the first three months of 2020, the weighted average haircut requirements for the respective underlying collateral types for our repurchase agreements have remained fairly consistent compared to the end of 2019.

Prior to the onset of COVID-19-related market disruptions and entry into the several forbearance agreements with our repurchase agreement counterparties, funding for our residential mortgage investments was available to us at generally attractive market terms from multiple counterparties.  Typically, due to the risks inherent in credit sensitive residential mortgage investments, repurchase agreement funding involving such investments is available at terms requiring higher collateralization and higher interest rates than repurchase agreement funding secured by Agency MBS. In connection with our preparing for an exit from forbearance we are currently renegotiating the terms of our financing arrangements with certain of our existing repurchase agreement counterparties. While the final terms of any renegotiated agreements are not yet known and there can be no assurance that we will be able to reach definitive agreements with our counterparties through such ongoing negotiations, the revised terms will likely include changes to terms that exist in our current financing agreements, including increasing the term to maturity, higher haircut levels (and consequently lower advance rates) and higher interest rate charged and changes to the types of collateral accepted and the operation of margin requirements, including collateral mark-to-market provisions.

We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements.  Our current financing agreements, and we anticipate that certain of our future arrangements, will require us to pledge additional collateral in the event the market value of the assets pledged decreases in order maintain the lenders’ contractually specified collateral cushion, which is measured as the difference between the loan amount and the market value of the asset pledged as collateral. As we experienced in the first quarter of 2020, when the value of our residential mortgage assets pledged as collateral experienced rapid decreases, margin calls under our repurchase agreement financing arrangements could increase, causing an adverse change in our liquidity position.  Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms.  Further, when liquidity tightens, our repurchase agreement counterparties may increase their required collateral cushion (or margin) requirements on new financings, including repurchase agreement financings that we roll with the same counterparty, thereby reducing our ability to use leverage.  Access to financing may also be negatively impacted by the ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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

At March 31, 2020, we had a total of $8.8 billion of residential whole loans, MBS, CRT securities, MSR-related assets and other interest-earning assets and $216.9 million of restricted cash pledged against our repurchase agreements and/or Swaps. At March 31, 2020, we had access to various sources of liquidity which we estimated exceeded $176.1 million. This amount includes (i) $116.5 million of cash and cash equivalents; (ii) $56.1 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that was pledged in excess of contractual requirements; and (iii) $3.5 million in estimated financing available from unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that was pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. In addition, we have $682.7 million of unencumbered residential whole loans. We are evaluating potential opportunities to finance our residential whole loans, including loan securitization.

The table below presents certain information about our borrowings under repurchase agreements and securitized debt:

	Repurchase Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
March 31, 2020	$9,233,808	$7,768,180	$9,486,555	$558,007	$533,733	$562,681
December 31, 2019	8,781,646	9,139,821	9,139,821	590,813	570,952	594,458
September 30, 2019	8,654,350	8,571,422	8,833,159	617,689	605,712	621,071
June 30, 2019	8,621,895	8,630,642	8,639,311	645,972	627,487	649,405
March 31, 2019	7,672,309	7,879,087	7,879,087	699,207	684,420	702,377

(1)
The information presented in the table above excludes $230.0 million of Convertible Senior Notes issued in June 2019 and $100.0 million of Senior Notes issued in April 2012. The outstanding balance of both the Convertible Senior Notes and Senior Notes have been unchanged since issuance.

Cash Flows and Liquidity for the Three Months Ended March 31, 2020

Our cash, cash equivalents and restricted cash increased by $198.7 million during the three months ended March 31, 2020, reflecting: $822.2 million provided by our investing activities, $636.8 million used in our financing activities and $13.2 million provided by our operating activities.

At March 31, 2020, our debt-to-equity multiple was 3.4 times compared to 3.0 times at December 31, 2019. At March 31, 2020, we had borrowings under repurchase agreements of $7.8 billion, of which $4.7 billion were secured by residential whole loans, $522.2 million were secured by Agency MBS, $1.0 billion were secured by Legacy Non-Agency MBS, $255.4 million were secured by RPL/NPL MBS, $297.6 million were secured by CRT securities, $929.9 million were secured by MSR-related assets and $59.8 million were secured by other interest-earning assets.   In addition, at March 31, 2020, we had securitized debt of $533.7 million in connection with our loan securitization transactions. At December 31, 2019, we had borrowings under repurchase agreements of $9.1 billion, of which $4.7 billion were secured by residential whole loans, $1.6 billion were secured by Agency MBS, $1.1 billion were secured by Legacy Non-Agency MBS, $495.1 million were secured by RPL/NPL MBS, $203.6 million were secured by CRT securities, $962.5 million were secured by MSR-related assets and $57.2 million were secured by other interest-earning assets. In addition, at December 31, 2019, we had securitized debt of $571.0 million in connection with our loan securitization transactions.

During the three months ended March 31, 2020, $822.2 million was provided by our investing activities.  We paid $1.1 billion for purchases of residential whole loans, loan related investments and capitalized advances, and purchased $3.9 million of MSR-related assets and $158.7 million of CRT securities funded with cash and repurchase agreement borrowings.  In addition, during the three months ended March 31, 2020, we received cash of $539.9 million from prepayments and scheduled amortization on our MBS, CRT securities and MSR-related assets, of which $122.9 million was attributable to Agency MBS, $383.1 million was from Non-Agency MBS, $33.2 million was attributable to MSR-related assets, and approximately $700,000 was attributable to CRT securities, and we sold certain of our investment securities and MSR-related assets for $1.0 billion, realizing net losses of $92.6 million. While we generally intend to hold our MBS and CRT securities as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. In particular, subsequent to the end of the first quarter, we sold the vast majority of our remaining Agency MBS and Legacy Non-Agency MBS portfolios and substantially reduced our investments in MSR-related assets and CRT securities. During the three months ended March 31, 2020 we received $508.9 million of principal payments on residential whole loans and $52.0 million of proceeds on sales of REO.

In connection with our repurchase agreement financings and Swaps, we routinely receive margin calls/reverse margin calls from our counterparties and make margin calls to our counterparties.  Margin calls and reverse margin calls, which requirements vary over time, may occur daily between us and any of our counterparties when the value of collateral pledged changes from the amount contractually required.  The value of securities pledged as collateral fluctuates reflecting changes in: (i) the face (or par) value of our assets; (ii) market interest rates and/or other market conditions; and (iii) the market value of our Swaps.  Margin calls/reverse margin calls are satisfied when we pledge/receive additional collateral in the form of additional assets and/or cash.

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
March 31, 2020	$30,187	$213,392	$243,579	$67,343	$(176,236)
December 31, 2019	—	26,972	26,972	18,311	(8,661)
September 30, 2019	77,214	35,271	112,485	129,132	16,647
June 30, 2019	26,037	1,019	27,056	7,295	(19,761)
March 31, 2019	49,139	—	49,139	65,461	16,322

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our repurchase agreements and derivative contracts, which include minimum net worth requirements, net worth decline limitations and maximum debt-to-equity ratios.

As a result of the turmoil in the financial markets resulting from the spread of the novel coronavirus and the global COVID-19 virus pandemic, on March 25, 2020, in order to preserve liquidity, we revoked the previously announced first quarter 2020 quarterly cash dividends on each of our common stock and Series B Preferred Stock. The quarterly cash dividend of $0.20 per share on our common stock had been declared on March 11, 2020, and was to be paid on April 30, 2020, to stockholders of record as of the close of business March 31, 2020. The Series B Preferred Stock dividend of $0.46875 per share had been declared on February 14, 2020, and was to be paid on March 31, 2020, to stockholders of record as of the close of business March 2, 2020. On June 1, 2020, we announced that we were suspending the second quarter 2020 dividends on the Series B Preferred Stock and on our 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. Our payment of dividends is, with limited exceptions, prohibited under the terms of the Forbearance Agreement currently in place with our repurchase agreement counterparties. Unpaid dividends on our Series B Preferred Stock and Series C Preferred Stock will accumulate without interest. No dividends may be paid or set apart on shares of our common stock unless full cumulative dividends on the Series B Preferred

Stock and Series C Preferred Stock for all past dividend periods that have ended have been or contemporaneously are paid in cash, or a sum sufficient for such payment is set apart for payment.

In connection with our anticipated exit from forbearance, we expect to pay all accumulated unpaid dividends on our Series B Preferred Stock and Series C Preferred Stock. We will continue to monitor market conditions and the potential impact the ongoing volatility and uncertainty may have on our business. Related thereto, our Board of Directors will continue to evaluate liquidity and the payment of dividends as market conditions evolve, including as related to dividends on common stock.

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

Interest Rate Risk

We generally acquire interest-rate sensitive assets and fund them with interest-rate sensitive liabilities, a portion of which are typically hedged with Swaps. We are exposed to interest rate risk on our residential mortgage assets, as well as on our liabilities. Changes in interest rates can affect our net interest income and the fair value of our assets and liabilities. The latter part of the first quarter of 2020 was characterized by volatility in interest rates and pricing dislocations in markets for residential mortgage assets. As our swap hedges did not operate as effective hedges during this turbulent period we unwound all of our Swaps late in the first quarter.
We currently finance the majority of our investments in residential mortgage assets with short-term repurchase agreements. In general, when interest rates change, borrowing costs on such repurchase agreements (net of the impact of Swaps) will change more quickly than the yield on our assets. In a rising interest rate environment, the borrowing costs of our repurchase agreements may increase faster than the interest income on our assets, thereby reducing our net income. In order to mitigate compression in net income based on such interest rate movements, we use Swaps to lock in a portion of the net interest spread between assets and liabilities.

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

The key factors that impact valuation and interest rate sensitivity of our residential mortgage assets are discussed below. In addition to these factors, as was observed in the first quarter of 2020, broader macro economic conditions can also impact the residential mortgage asset valuations.

The fair value of our re-performing residential whole loans is dependent on the value of the underlying real estate collateral, past and expected delinquency status of the borrower as well as the level of interest rates. For certain residential whole loans that were purchased as re-performing loans, because the borrower is not delinquent on their mortgage payments but is less likely to prepay the loan due to weak credit history and/or high LTV, we believe these loans exhibit positive duration. We estimate the duration of our re-performing residential whole loans using management’s assumptions.

The fair value of our Non-QM loans and Single-family rental loans are typically dependent on the value of the underlying real estate collateral, as well as the level of interest rates. Because these loans are primarily newly or recently originated performing loans, we believe these investments exhibit positive duration. Given the short duration of our Rehabilitation loans, we believe the fair value of these loans exhibits little sensitivity to changes in interest rates. We estimate the duration of these Purchased Performing Loans held at carrying value using management’s assumptions.

The fair value of our non-performing residential whole loans is typically primarily dependent on the value of the underlying real estate collateral and the time required for collateral liquidation. Since neither the value of the collateral nor the liquidation timeline is generally sensitive to interest rates, we believe their fair value exhibits little sensitivity to interest rates. We estimate the duration of our non-performing residential whole loans using management’s assumptions.

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

We typically use Swaps as part of our overall interest rate risk management strategy. Such derivative financial instruments are intended to act as a hedge against future interest rate increases on our repurchase agreement financings, which rates are typically highly correlated with LIBOR. While use of such derivatives does not extend the maturities of our borrowings under repurchase agreements, they do, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreement financings that are hedged.

At March 31, 2020, our $1.6 billion of Agency MBS and Legacy Non-Agency MBS were backed by Hybrid, adjustable and fixed-rate mortgages.  Additional information about these MBS, including average months to reset and three-month average CPR, is presented below. Subsequent to March 31, 2020, we disposed of the vast majority of our investments in Agency MBS and Legacy Non-Agency MBS:

	Agency MBS			Legacy Non-Agency MBS (1)			Total (1)
Time to Reset	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value	Average Months to Reset (3)	3 Month Average CPR (4)	Fair Value (2)	Average Months to Reset (3)	3 Month Average CPR (4)
(Dollars in Thousands)
< 2 years (5)	$290,259	5	11.6%	$645,380	4	13.5%	$935,639	5	12.7%
2-5 years	76,273	33	11.8	—	—	—	76,273	33	11.8
> 5 years	1,576	87	0.2	—	—	—	1,576	87	0.2
ARM-MBS Total	$368,108	11	11.6%	$645,380	4	13.5%	$1,013,488	7	12.6%
15-year fixed (6)	$170,290		13.5%	$418		12.6%	$170,708		13.5%
30-year fixed (6)	14,499		20.6	378,228		13.9	392,727		14.0
40-year fixed (6)	—		—	34,254		12.4	34,254		12.4
Fixed-Rate Total	$184,789		13.6%	$412,900		13.6%	$597,689		13.6%
MBS Total	$552,897		12.6%	$1,058,280		13.6%	$1,611,177		13.1%

(1)	Excludes $80.0 million of RPL/NPL MBS. Refer to table below for further information.

(2)	Does not include principal payments receivable of $516,000.

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

(6)	Information presented based on data available at time of loan origination.

The following table presents certain information about our RPL/NPL MBS portfolio at March 31, 2020:

(Dollars in Thousands)	Fair Value	Net Coupon	Months to Step-Up (1)	3 Month Average Bond CPR (2)
Re-Performing loans	$—	—%	—	—%
Non-Performing loans	79,464	4.82	27	34.4
Total RPL/NPL MBS	$79,464	4.82%	27	34.4%

(1)
Months to step-up is the weighted average number of months remaining before the coupon interest rate increases pursuant to the first coupon reset. We anticipate that the securities will be redeemed prior to the step-up date.

(2)	All principal payments are considered to be prepayments for CPR purposes.

At March 31, 2020, our CRT securities and MSR-related assets had a fair value of $254.1 million and $738.1 million, respectively, and their coupons reset monthly based on one-month LIBOR. Subsequent to March 31, 2020 we significantly reduced our holdings of CRT securities and MSR-related assets.

The interest rates for the vast majority of our investments, financings and hedging transactions are either explicitly or indirectly based on LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of such change, including the establishment of potential alternative reference rates, on the economy or markets we are active in either currently or in the future, or on any of our assets or liabilities whose interest rates are based on LIBOR. We are in the process of evaluating the potential impact of a discontinuation of LIBOR after 2021 on our portfolio, as well as the related accounting impact. However, we expect that during the remainder of 2020, we will work closely with the Trustee companies and/or other entities that are involved in calculating the interest rates for our residential mortgage securities and securitized debt, our loan servicers for our hybrid and floating rate loans, and with the various counterparties to our financing and hedging transactions in order to determine what changes, if any, are required to made to existing agreements for these transactions.

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value over the next 12 months based on the assets in our investment portfolio at March 31, 2020.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at March 31, 2020. It should be noted that as we have disposed of a significant portfolio of our investments in residential mortgage securities and MSR-related assets subsequent to the end of the first quarter of 2020, the interest rate sensitivity of our remaining portfolio may not be reflective of the results implied in the table below.

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Securitized and Other Fixed Rate Debt	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$10,326,036	$(41,223)	$10,284,813	$(218,692)	(19.12)%	(2.08)%
+ 50 Basis Point Increase	$10,451,785	$(48,805)	$10,402,980	$(100,525)	(10.28)%	(0.96)%
Actual at March 31, 2020	$10,559,892	$(56,387)	$10,503,505	$—	—%	—%
- 50 Basis Point Decrease	$10,650,358	$(63,969)	$10,586,389	$82,884	8.35%	0.79%
-100 Basis Point Decrease	$10,723,183	$(71,551)	$10,651,632	$148,127	16.00%	1.41%

(1)	Such assets include residential whole loans and REO, MBS and CRT securities, MSR-related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at March 31, 2020.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our securitized and other fixed rate date (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At March 31, 2020, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At March 31, 2020, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 1.70 which is the weighted average of 2.36 for our Residential whole loans, 1.18 for our Agency MBS, 1.07 for our Non-Agency investments, (1.87) for our securitized debt, and other fixed rate debt, and 0.20 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.66), which is the weighted average of (0.90) for our Residential whole loans, (0.61) for our Agency MBS, zero for our securitized and other fixed rate debt, (0.15) for our Non-Agency MBS and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Credit Risk

Although we do not believe that we are exposed to credit risk in our Agency MBS portfolio, we are exposed to credit risk through our credit sensitive residential mortgage investments, in particular residential whole loans, Legacy Non-Agency MBS and CRT securities and to a lesser extent our investments in RPL/NPL MBS and MSR-related assets. As discussed above, since the end of the first quarter we have engaged in asset sales and taken other actions that significantly changed our asset composition subsequent to March 31, 2020. In particular, subsequent to the end of the first quarter, we sold the vast majority of our remaining Agency MBS and Legacy Non-Agency MBS portfolios and substantially reduced our investments in MSR-related assets and CRT securities. As a result, our primary credit risk currently relates to our residential whole loans.

Our exposure to credit risk from our credit sensitive investments is discussed in more detail below:

Residential Whole Loans

We are exposed to credit risk from our investments in residential whole loans. Our investment process for non-performing and Purchased Credit Deteriorated Loans is generally similar to that used for Legacy Non-Agency MBS (as discussed below) and is likewise focused on quantifying and pricing credit risk. Non-Performing and Purchased Credit Deteriorated Loans are acquired at purchase prices that are generally discounted to the contractual loan balances based on a number of factors, including the impaired credit history of the borrower and the value of the collateral securing the loan. In addition, as we generally own the mortgage-servicing rights associated with these loans, our process is also focused on selecting a sub-servicer with the appropriate expertise to mitigate losses and maximize our overall return. This involves, among other things, performing due diligence on the sub-servicer prior to their engagement as well as ongoing oversight and surveillance. To the extent that delinquencies and defaults on these loans are higher than our expectation at the time the loans were purchased, the discounted purchase price at which the asset is acquired is intended to provide a level of protection against financial loss.

Credit risk on Purchased Performing Loans is mitigated through our process to underwrite the loan before it is purchased and includes an assessment of the borrower’s financial condition and ability to repay the loan, nature of the collateral and relatively low LTV, including after-repair LTV for the majority of our Rehabilitation loans.

The following table presents certain information about our Residential whole loans, at carrying value at March 31, 2020:

	Purchased Performing Loans		Purchased Credit Deteriorated Loans
	Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	Total
Amortized cost	$4,845,142	$344,492	$434,506	$309,901	$5,934,041
Unpaid principal balance (UPB)	$4,749,863	$336,094	$477,667	$380,455	$5,944,079
Weighted average coupon (1)	6.1%	6.3%	4.5%	4.4%	5.9%
Weighted average term to maturity (months)	279	349	269	322	285
Weighted average LTV (2)	63.7%	86.9%	57.4%	108.9%	67.3%
Loans 90+ days delinquent (UPB)	$115,212	$4,733	$44,426	$62,234	$226,605

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

(2)
LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $259.4 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at March 31, 2020:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	36.2%
Florida	12.6%
New York	8.0%
New Jersey	5.6%
Georgia	3.2%

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

In evaluating our asset/liability management and Legacy Non-Agency MBS credit performance, we consider the credit characteristics of the mortgage loans underlying our Legacy Non-Agency MBS.  Subsequent to March 31, 2020, we disposed of the vast majority of our investments in Legacy Non-Agency MBS.

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

CRT Securities

We are exposed to potential credit losses from our investments in CRT securities issued by or sponsored by Fannie Mae and Freddie Mac. While CRT securities are issued by or sponsored by these GSEs, payment of principal on these securities is not guaranteed. As an investor in a CRT security, we may incur a loss if losses on the mortgage loans in the reference pool exceed the credit enhancement on the underlying CRT security owned by us or if an actual pool of loans experience losses. We assess the credit risk associated with our investments in CRT securities by assessing the current and expected future performance of the associated loan pool. Subsequent to March 31, 2020, we substantially reduced our holdings of CRT securities.

MSR-Related Assets

Term Notes

We have invested in certain term notes that are issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered by us to be largely dependent on the cash flows generated by the underlying MSRs as this impacts the cash flows available to the SPV that issued the term notes. Credit risk borne by the holders of the term notes is also mitigated by structural credit support in the form of over-collateralization. In addition, credit support is also provided by a corporate guarantee from the ultimate parent or sponsor of the SPV that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the underlying MSRs be insufficient. Subsequent to March 31, 2020, we have substantially reduced our investments in MSR-related assets.
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

Liquidity Risk

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  This risk was particularly pronounced during the first quarter of 2020, as conditions created by the COVID-19 pandemic resulted in us receiving an usually high number of margin calls, negatively impacting our overall liquidity and ultimately leading to us enter into the Forbearance Agreements. For more information, see Note 16 to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Senior Secured Financing and Exit from Forbearance.”

We pledge residential mortgage assets and cash to secure our repurchase agreements and Swaps.  Our Repurchase agreements require us to pledge additional collateral in the event the market value of the assets pledged decreases, in order maintain the lenders contractually specified collateral cushion, which is measured as the difference between the loan amount and the market value of the asset pledged as collateral. Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position.  Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms.  Further, when liquidity tightens, our repurchase agreement counterparties may increase our collateral cushion (or margin) requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

At March 31, 2020, we had access to various sources of liquidity which we estimate to be in excess of $176.1 million, an amount which includes: (i) $116.5 million of cash and cash equivalents, (ii) $56.1 million in estimated financing available from unpledged Agency MBS and other Agency MBS collateral that were pledged in excess of contractual requirements, and (iii) $3.5 million in estimated financing available from then unpledged Non-Agency MBS and from other Non-Agency MBS and CRT collateral that was pledged in excess of contractual requirements. Our sources of liquidity do not include restricted cash. In addition, March 31, 2020 we had $682.7 million of unencumbered residential whole loans.

Prepayment Risk

Premiums arise when we acquire an MBS or loan at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value) or when we acquire residential whole loans at a price in excess of their aggregate principal balance.  Conversely, discounts arise when we acquire an MBS or loan at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Premiums paid are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums, which are primarily carried on our Non-QM loans, Agency MBS, and certain CRT securities, are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets.  Generally, if prepayments on Non-Agency MBS and residential whole loans purchased at significant discounts and not accounted for at fair value are less than anticipated, we expect that the income recognized on these assets will be reduced and impairments and/or credit loss reserves may result.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2020, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2020. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There are no material changes from the risk factors set forth in such Annual Report on Form 10-K, except as noted below. However, the risks and uncertainties that the Company faces are not limited to those set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Additional risks and uncertainties not currently known to the Company (or that it currently believes to be immaterial) may also adversely affect the Company’s business and the trading price of our securities.

The Company is supplementing the risk factors described under “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2019, with the additional risk factors set forth below. These supplemental risk factors should be read in conjunction with the other risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The term of the Third Forbearance Agreement is limited and may be terminated prior to its expiration upon certain events.
The term of the current forbearance agreement between the Company and its repurchase agreement counterparties, which was entered into on June 1, 2020, is limited and, unless extended by the parties, will expire on June 26, 2020. Further, the Forbearance Agreement may terminate earlier than June 26, 2020, upon the occurrence of specified triggering events. Therefore, we cannot predict the full length of the forbearance term. Any early termination of the forbearance agreement, our inability to extend, if necessary, the term of the forbearance agreement, or our inability to fully come to an agreement with our counterparties with respect to an exit from forbearance related to our remaining outstanding repurchase agreement obligations could have a material adverse effect on our business.
The recent global COVID-19 pandemic has adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and results of operations.
We believe the worldwide COVID-19 pandemic has negatively affected our business and is likely to continue to do so. The outbreak has caused significant volatility and disruption in the financial markets both in the United States and globally. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response to contain it is unsuccessful, we could continue to experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the novel coronavirus, the overall severity of the disease, the duration of the outbreak, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the global economy. The continued spread of COVID-19 could also negatively impact the availability of key personnel who are necessary to conduct our business.

Any significant decrease in economic activity or resulting decline in the housing market could have an adverse effect on our investments in mortgage real estate assets. In addition, as interest rates continue to decline as a result of demand for U.S. Treasury securities and the activities of the Federal Reserve, prepayments on our assets are likely to increase due to refinancing activity, which could have a material adverse effect on our result of operations.

Further, in light of the current environment related to the COVID-19 pandemic on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forbear payment on or refinance their mortgage loans to avail themselves of lower rates, which may adversely affect our result of operations.
We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic and global recessionary economic conditions will have on us.

Governments have adopted, and we expect will continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial and mortgage markets. We cannot assure you that these programs will be effective, sufficient or otherwise have a positive impact on our business.

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

The Company engaged in no share repurchase activity during the first quarter of 2020 pursuant to the Repurchase Program. The Company did, however, withhold restricted shares (under the terms of grants under its Equity Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs. The following table presents information with respect to (i) such withheld restricted shares and (ii) eligible shares remaining for repurchase under the Repurchase Program:

Month		Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares that May Yet be Purchased Under the Repurchase Program or Employee Plan
January 1-31, 2020:
Repurchase Program	(2)	—	$—	—	6,616,355
Employee Transactions	(3)	337,026	7.87	N/A	N/A
February 1-29, 2020:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	—	—	N/A	N/A
March 1-31, 2020:
Repurchase Program	(2)	—	—	—	6,616,355
Employee Transactions	(3)	—	$—	N/A	N/A
Total Repurchase Program	(2)	—	$—	—	6,616,355
Total Employee Transactions	(3)	337,026	$7.87	N/A	N/A

(1)	Includes brokerage commissions.

(2)	As of March 31, 2020, the Company had repurchased an aggregate of 3,383,645 shares under the Repurchase Program.

(3)	The Company’s Equity Plan provides that the value of the shares delivered or withheld be based on the price of its common stock on the date the relevant transaction occurs.
Item 3.  Defaults Upon Senior Securities

As a result of the turmoil in the financial markets resulting from the spread of the novel coronavirus and the global COVID-19 pandemic, on March 25, 2020, in order to preserve liquidity, we revoked our previously announced first quarter 2020 quarterly cash dividends on our Series B Preferred Stock. The Series B Preferred Stock dividend of $0.46875 per share had been declared on February 14, 2020 and was to be paid on March 31, 2020 to stockholders of record as of the close of business March 2, 2020.  On June 3, 2020, we announced that we had likewise determined to suspend our second quarter 2020 quarterly cash dividend on the Series B Preferred Stock and on our 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock. The payment by us of dividends, with limited exceptions, has been prohibited under the terms of each of the three forbearance agreements that we have entered into with our repurchase agreement counterparties since April 10, 2020. Unpaid dividends on our Series B and Series C Preferred Stock accumulate without interest. No dividends may be paid or set apart on shares of our common stock unless full cumulative dividends on the Series B Preferred Stock and Series C Preferred Stock for all past dividend periods that have ended have been or contemporaneously are paid in cash, or a sum sufficient for such payment is set apart for payment.

As of May 31, 2020, the amount of accrued and unpaid dividends on our Series B and Series C Preferred Stock is $6.3 million and $4.4 million, respectively.

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

Date: June 22, 2020	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

3.1
Articles Supplementary designating the Registrant’s 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share (incorporated herein by reference to Exhibit 3.10 to the Company’s Registration Statement on Form 8-A, filed February 28, 2020 (Commission File No. 1-13991)).

4.1
Specimen of certificate representing the 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A, filed February 28, 2020 (Commission File No. 1-13991)).

10.1
Forbearance Agreement, dated as of April 10, 2020, by and among the Company and the several Participating Counterparties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed April 13, 2020 (Commission File No. 1-13991)).

10.2
Second Forbearance Agreement, dated as of April 27, 2020, by and among the Company and the several Secondary Participating Counterparties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed April 29, 2020 (Commission File No. 1-13991)).

10.3
Agreement, entered into as of May 6, 2020, by and between the Company and Stephen D. Yarad (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 8, 2020 (Commission File No. 1-13991)).

10.4	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 19, 2020 (Commission File No. 1-13991)).

10.5
Third Forbearance Agreement, dated as of June 1, 2020, by and among the Company and the several Secondary Participating Counterparties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 3, 2020 (Commission File No. 1-13991)).

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

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of March 31, 2020 (Unaudited) and December 31, 2019; (ii) our Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2020 and 2019; (iii) our Consolidated Statements of Comprehensive Income / (Loss) (Unaudited) for the three months ended March 31, 2020 and 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three months ended March 31, 2020 and 2019; (v) our Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2020 and 2019; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

E-1