Form 10-Q
period 2020-06-30
MFA FINANCIAL, INC.
filed 2020-08-06
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2020

or
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

453,330,456 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 31, 2020.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS

(In Thousands Except Per Share Amounts)	June 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Residential whole loans:
Residential whole loans, at carrying value ($4,556,213 and $4,847,782 pledged as collateral, respectively) (1)	$4,813,119	$6,069,370
Residential whole loans, at fair value ($691,660 and $794,684 pledged as collateral, respectively) (1)	1,200,981	1,381,583
Allowance for credit losses on residential whole loans held at carrying value	(136,589)	(3,025)
Total residential whole loans, net	5,877,511	7,447,928
Residential mortgage securities, at fair value ($148,210 and $3,966,591 pledged as collateral, respectively)	148,343	3,983,519
Mortgage servicing rights (“MSR”) related assets ($255,035 and $1,217,002 pledged as collateral, respectively)	254,228	1,217,002
Cash and cash equivalents	666,172	70,629
Restricted cash	7,680	64,035
Other assets	613,474	784,251
Total Assets	$7,567,408	$13,567,364

Liabilities:
Financing agreements ($4,194,324 and $0 held at fair value, respectively)	$5,011,356	$10,031,606
Other liabilities	35,001	151,806
Total Liabilities	$5,046,357	$10,183,412

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $.01 par value; 6.50% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	—
Common stock, $.01 par value; 874,300 and 886,950 shares authorized; 453,244 and 452,369 shares issued and outstanding, respectively	4,532	4,524
Additional paid-in capital, in excess of par	3,922,399	3,640,341
Accumulated deficit	(1,451,783)	(631,040)
Accumulated other comprehensive income	45,713	370,047
Total Stockholders’ Equity	$2,521,051	$3,383,952
Total Liabilities and Stockholders’ Equity	$7,567,408	$13,567,364

(1)
Includes approximately $181.4 million and $186.4 million of Residential whole loans, at carrying value and $506.7 million and $567.4 million of Residential whole loans, at fair value transferred to consolidated variable interest entities (“VIEs”) at June 30, 2020 and December 31, 2019, respectively. Such assets can be used only to settle the obligations of each respective VIE.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2020	2019	2020	2019
Interest Income:
Residential whole loans held at carrying value	$69,427	$57,879	$152,913	$107,499
Residential mortgage securities	4,975	72,395	49,349	151,037
MSR-related assets	9,741	12,338	23,948	22,958
Other interest-earning assets	3,165	1,287	6,072	2,593
Cash and cash equivalent investments	60	1,036	546	1,800
Interest Income	$87,368	$144,935	$232,828	$285,887

Interest Expense:
Asset-backed and other collateralized financing arrangements	$82,085	$81,826	$159,945	$158,841
Other interest expense	5,906	3,218	11,805	5,229
Interest Expense	$87,991	$85,044	$171,750	$164,070

Net Interest (Expense)/Income	$(623)	$59,891	$61,078	$121,817

Reversal/(Provision) for credit and valuation losses on residential whole loans and other financial instruments	$85,377	$(385)	$(65,334)	$(1,190)
Net Interest Income/(Expense) after Provision for Credit and Valuation Losses	$84,754	$59,506	$(4,256)	$120,627

Other Income, net:
Impairment and other losses on securities available-for-sale and other assets	$(5,094)	$—	$(424,745)	$—
Net realized gain/(loss) on sales of residential mortgage securities and residential whole loans	49,485	7,710	(188,895)	32,319
Net unrealized gain/(loss) on residential mortgage securities measured at fair value through earnings	64,438	—	(13,523)	8,672
Net gain/(loss) on residential whole loans measured at fair value through earnings	20,320	51,473	(32,440)	76,740
Loss on terminated swaps previously designated as hedges for accounting purposes	(49,857)	—	(49,857)	—
Other, net	(2,935)	(2,321)	(4,946)	(9,700)
Other Income/(Loss), net	$76,357	$56,862	$(714,406)	$108,031

Operating and Other Expense:
Compensation and benefits	$8,578	$7,841	$17,477	$16,395
Other general and administrative expense	7,652	5,934	12,227	10,579
Loan servicing and other related operating expenses	8,337	9,553	19,617	19,787
Costs associated with restructuring/forbearance agreement	39,966	—	44,434	$—
Operating and Other Expense	$64,533	$23,328	$93,755	$46,761

Net Income/(Loss)	$96,578	$93,040	$(812,417)	$181,897
Less Preferred Stock Dividend Requirement	$8,144	$3,750	$13,359	7,500
Net Income/(Loss) Available to Common Stock and Participating Securities	$88,434	$89,290	$(825,776)	$174,397

Basic Earnings/(Loss) per Common Share	$0.19	$0.20	$(1.82)	$0.39
Diluted Earnings/(Loss) per Common Share	$0.19	$0.20	$(1.82)	$0.38

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Net income/(loss)	$96,578	$93,040	$(812,417)	$181,897
Other Comprehensive Income/(Loss):
Unrealized gains on securities available-for-sale	48,715	24,008	393,503	44,307
Reclassification adjustment for MBS sales included in net income	(144,736)	(6,371)	(389,067)	(21,576)
Reclassification adjustment for impairments included in net income	—	—	(344,269)	—
Derivative hedging instrument fair value changes, net	—	(19,706)	(50,126)	(30,151)
Reclassification adjustment for losses/(gains) related to hedging instruments included in net income	64,032	(743)	65,625	(1,084)
Other Comprehensive Income/(Loss)	(31,989)	(2,812)	(324,334)	(8,504)
Comprehensive income before preferred stock dividends	$64,589	$90,228	$(1,136,751)	$173,393
Dividends required on preferred stock	(8,144)	(3,750)	(13,359)	(7,500)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$56,445	$86,478	$(1,150,110)	$165,893

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2020
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	8,000	$80	452,369	$4,524	$3,640,341	$(631,040)	$370,047	$3,383,952
Cumulative effect adjustment on adoption of new accounting standard ASU 2016-13	—	—	—	—	—	—	—	(8,326)	—	(8,326)
Net loss	—	—	—	—	—	—	—	(908,995)	—	(908,995)
Issuance of Series C Preferred Stock, net of expenses	11,000	110	—	—	—	—	265,919	—	—	266,029
Issuance of common stock, net of expenses	—	—	—	—	1,106	7	680	—	—	687
Repurchase of shares of common stock (1)	—	—	—	—	(337)	—	(2,652)	—	—	(2,652)
Equity based compensation expense	—	—	—	—	—	—	1,266	—	—	1,266
Accrued dividends attributable to stock-based awards	—	—	—	—	—	—	1,059	—	—	1,059
Change in unrealized gains on MBS, net	—	—	—	—	—	—	—	—	(243,812)	(243,812)
Derivative hedging instrument fair value changes and amortization, net	—	—	—	—	—	—	—	—	(48,533)	(48,533)
Balance at March 31, 2020	11,000	$110	8,000	$80	453,138	$4,531	$3,906,613	$(1,548,361)	$77,702	$2,440,675
Net income	—	—	—	—	—	—	—	96,578	—	96,578
Issuance of common stock, net of expenses	—	—	—	—	106	1	36	—	—	37
Equity based compensation expense	—	—	—	—	—	—	1,709	—	—	1,709
Change in unrealized gains on MBS, net	—	—	—	—	—	—	—	—	(96,021)	(96,021)
Derivative hedging instrument fair value changes, net	—	—	—	—	—	—	—	—	64,032	64,032
Warrants Issued	—	—	—	—	—	—	14,041	—	—	14,041
Balance at June 30, 2020	11,000	$110	8,000	$80	453,244	$4,532	$3,922,399	$(1,451,783)	$45,713	$2,521,051

(1)  For the six months ended June 30, 2020 includes approximately $2.7 million (337,026 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2019
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	8,000	$80	449,787	$4,498	$3,623,275	$(632,040)	$420,288	$3,416,101
Net income	—	—	—	—	—	88,857	—	88,857
Issuance of common stock, net of expenses	—	—	1,066	7	544	—	—	551
Repurchase of shares of common stock (1)	—	—	(370)	—	(2,610)	—	—	(2,610)
Equity based compensation expense	—	—	—	—	992	—	—	992
Accrued dividends attributable to stock-based awards	—	—	—	—	435	—	—	435
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(90,097)	—	(90,097)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(256)	—	(256)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	5,094	5,094
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	(10,786)	(10,786)
Balance at March 31, 2019	8,000	$80	450,483	$4,505	$3,622,636	$(637,286)	$414,596	$3,404,531
Net income	—	—	—	—	—	93,040	—	93,040
Issuance of common stock, net of expenses	—	—	139	1	585	—	—	586
Equity based compensation expense	—	—	—	—	2,438	—	—	2,438
Accrued dividends attributable to stock-based awards	—	—	—	—	(260)	—	—	(260)
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(90,124)	—	(90,124)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(276)	—	(276)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	17,637	17,637
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	(20,449)	(20,449)
Balance at June 30, 2019	8,000	$80	450,622	$4,506	$3,625,399	$(638,396)	$411,784	$3,403,373

(1)  For the six months ended June 30, 2019, includes approximately $2.6 million (370,244 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In Thousands)	2020	2019
Cash Flows From Operating Activities:
Net (loss)/income	$(812,417)	$181,897
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on sales of residential whole loans	273,848	—
Gain on sales of residential mortgage securities, MSR-related assets, and other assets	(84,953)	(32,319)
Gain on sales of real estate owned	(6,104)	(3,692)
Gain on liquidation of residential whole loans	(2,633)	(9,661)
Impairment and other losses on securities available-for-sale and other assets	424,745	—
Loss on terminated swaps previously designated as hedges for accounting purposes	49,857	—
Accretion of purchase discounts on residential mortgage securities, residential whole loans and MSR-related assets	(20,244)	(33,193)
Amortization of purchase premiums on residential mortgage securities and residential whole loans, and amortization of terminated hedging instruments	35,594	19,422
Depreciation and amortization on real estate, fixed assets and other assets	3,970	1,084
Equity-based compensation expense	2,827	3,436
Unrealized losses/(gains) on residential whole loans at fair value	72,546	(20,128)
Provision for credit and valuation losses on residential whole loans and other financial instruments	65,334	—
Unrealized losses on residential mortgage securities and interest rate swap agreements (“Swaps”) and other	57,981	1,363
Decrease/(increase) in other assets	22,084	(26,978)
(Decrease)/increase in other liabilities	(25,791)	4,716
Net cash provided by operating activities	$56,644	$85,947

Cash Flows From Investing Activities:
Purchases of residential whole loans, loan related investments and capitalized advances	$(1,285,106)	$(1,943,860)
Proceeds from sales of residential whole loans	1,505,458	—
Principal payments on residential whole loans	862,480	523,600
Principal payments on residential mortgage securities and MSR-related assets	590,921	930,591
Proceeds from sales of residential mortgage securities, MSR-related assets, and other assets	3,790,032	404,796
Purchases of residential mortgage securities and MSR-related assets	(163,748)	(697,973)
Proceeds from sales of real estate owned	113,359	56,073
Purchases of real estate owned and capital improvements	(8,798)	(10,561)
Additions to leasehold improvements, furniture and fixtures	837	(1,043)
Net cash provided by/(used in) investing activities	$5,405,435	$(738,377)

Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(21,021,793)	$(38,068,063)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	13,537,087	38,819,598
Proceeds from borrowings under financing agreements with non-mark-to-market collateral provisions	2,036,597	—
Proceeds from issuance of senior secured credit agreement	480,959	—
Principal payments on securitized debt	(57,404)	(57,496)
Proceeds from issuance of convertible senior notes	—	223,444
Payments made for settlements and unwinds of Swaps	(88,405)	(47,131)
Proceeds from issuance of series C preferred stock	275,000	—
Payments made for costs related to series C preferred stock issuance	(8,948)	—
Proceeds from issuances of common stock	724	1,137
Proceeds from the issuance of warrants	14,041	—
Dividends paid on preferred stock	—	(7,500)
Dividends paid on common stock and dividend equivalents	(90,749)	(180,551)
Net cash (used in)/provided by financing activities	$(4,922,891)	$683,438
Net increase in cash, cash equivalents and restricted cash	$539,188	$31,008
Cash, cash equivalents and restricted cash at beginning of period	$134,664	$88,709
Cash, cash equivalents and restricted cash at end of period	$673,852	$119,717

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Supplemental Disclosure of Cash Flow Information
Interest Paid	$165,333	$169,852

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$59,219	$131,644
Dividends and dividend equivalents declared and unpaid	$—	$90,400
Payable for unsettled residential whole loan purchases	$—	$86,987
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2020 and results of operations for all periods presented have been made.  The results of operations for the three and six months ended June 30, 2020 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, including impairment, valuation allowances and loss allowances on residential whole loans (see Note 3), mortgage-backed securities (“MBS”) (see Note 4) and Other Assets (see Note 5), valuation of MBS, CRT securities and MSR-related assets (see Notes 4 and 14), income recognition and valuation of residential whole loans (see Notes 3 and 14), valuation of derivative instruments (see Notes 5(c) and 14) and income recognition on certain Non-Agency MBS (defined below) purchased at a discount (see Note 4).  In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (see Note 2(n)).  Actual results could differ from those estimates.

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
JUNE 30, 2020

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

The Company’s residential whole loans pledged as collateral against financing agreements are included in the consolidated balance sheets with amounts pledged disclosed parenthetically.  Purchases and sales of residential whole loans that are subject to an extended period of due diligence that crosses a reporting date are recorded in our balance sheet at amounts reflecting management’s current estimate of assets that will be acquired or disposed at the closing of the transaction. This estimate is subject to revision at the closing of the transaction, pending the outcome of due diligence performed prior to closing. Residential whole loans purchased under flow arrangements with loan origination partners are generally recorded at the transaction settlement date. Recorded amounts of residential whole loans for which the closing of the purchase transaction is yet to occur are not eligible to be pledged as collateral against any financing agreement until the closing of the purchase transaction. Interest income, credit related losses and changes in the fair value of loans held at fair value are recorded post settlement for acquired loans and until transaction settlement for sold loans (see Notes 3, 6, 7, 14 and 15).

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

An allowance for credit losses is recorded at acquisition, and maintained on an ongoing basis, for all losses expected to be incurred over the life of the respective loan. Any required credit loss allowance would reduce the net carrying value of the loan with a corresponding charge to earnings, and may increase or decrease over time. Significant judgments are required in determining any allowance for credit loss, including assumptions regarding the loan cash flows expected to be collected, the value of the underlying collateral and the ability of the Company to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower. Income recognition is suspended, and interest accruals are reversed against income, for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful (i.e., such loans are placed on nonaccrual status). For nonaccrual loans other than Fix and Flip loans, all payments are applied to principal under the cost recovery method. For nonaccrual Fix and Flip loans, interest income is recorded under the cash basis method as interest payments are received. Interest accruals are resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or it is legally discharged. Modified loans are considered “troubled debt restructurings” if the Company grants a concession to a borrower who is experiencing financial difficulty (including the interpretation of this definition set forth in OCC Bulletin 2020-35).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The aggregate allowance for credit losses is equal to the sum of the losses expected to be incurred over the life of each respective loan. These losses were estimated by projecting each loan’s expected cash flows based on their contractual terms, expected prepayments, and estimated default and loss severity rates. The default and severity rates were estimated based on the following steps: (i) obtained the Company’s historical experience through an entire economic cycle for each loan type or, to the extent the Company did not have sufficient historical loss experience for a given loan type, publicly available data derived from the historical loss experience of certain banks, which data the Company believes is generally representative of its portfolio, (ii) obtained historical economic data (U.S. unemployment rates and home price appreciation) over the same period, and (iii) estimated default and severity rates during three distinct future periods based on historical default and severity rates during periods when economic conditions similar to those forecasted were experienced. The three periods were as follows: (i) a one-year forecast of economic conditions based on U.S. unemployment rates and home price appreciation, followed by (ii) a two-year “reversion” period during which economic conditions (U.S. unemployment rates and home price appreciation) are projected to revert to historical averages on a straight line basis, followed by (iii) the remaining life of each loan, during which period economic conditions (U.S. unemployment rates and home price appreciation) are projected to equal historical averages. In addition, a liability is established (and recorded in Other Liabilities) each period using a similar methodology for committed but undrawn loan amounts. This methodology has not changed from the calculation of the allowance for credit losses on January 1, 2020 pursuant to the transition to ASU 2016-13 as described below under “New Accounting Standards and Interpretations,” other than a change in the reversion period from one year to two years to reflect the expected ongoing impact of current conditions (see Note 3).

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

Cash received (or accrued) representing coupon interest payments on residential whole loans held at fair value is not included in Interest Income, but rather is included in Net (loss)/gain on residential whole loans measured at fair value through earnings on the Company’s consolidated statements of operations. Cash outflows associated with loan-related advances made by the Company on behalf of the borrower are included in the basis of the loan and are reflected in unrealized gains or losses reported each period.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(c)  Residential Mortgage Securities

Prior to the quarter ended June 30, 2020, the Company had invested in residential MBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Agency MBS”), and residential MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation (“Non-Agency MBS”). The Company disposed of its investments in Agency MBS during the quarter and has substantially reduced its investments in Non-Agency MBS. In addition, the Company has investments in CRT securities that are issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. As the loans in the underlying pool are paid, the principal balance of the CRT securities is paid. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company.

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

The Company had elected the fair value option for certain of its previously held Agency MBS that it did not intend to hold to maturity. These securities were carried at their fair value with changes in fair value included in earnings for the period and reported in Other Income, net on the Company’s consolidated statements of operations.

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

Determination of Fair Value for Residential Mortgage Securities

In determining the fair value of the Company’s residential mortgage securities, management considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity (see Note 14).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Allowance for credit losses

When the fair value of an AFS security is less than its amortized cost at the balance sheet date, the security is considered impaired.  The Company assesses its impaired securities, as well as securities for which a credit loss allowance had been previously recorded, on at least a quarterly basis and determines whether any changes to the allowance for credit losses are required.  If the Company intends to sell an impaired security, or it is more likely than not that it will be required to sell the impaired security before its anticipated recovery, then the Company must recognize a write-down through charges to earnings equal to the entire difference between the investment’s amortized cost and its fair value at the balance sheet date.  If the Company does not expect to sell an impaired security, only the portion of the impairment related to credit losses is recognized through a loss allowance charged to earnings with the remainder recognized through AOCI on the Company’s consolidated balance sheets.  Impairments recognized through other comprehensive income/(loss) (“OCI”) do not impact earnings.  Credit loss allowances are subject to reversal through earnings resulting from improvements in expected cash flows. The determination as to whether to record (or reverse) a credit loss allowance is subjective, as such determinations are based on factual information available at the time of assessment as well as the Company’s estimates of future performance and cash flow projections.  As a result, the timing and amount of losses constitute material estimates that are susceptible to significant change (see Note 4).

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

Balance Sheet Presentation

The Company’s residential mortgage securities pledged as collateral against financing agreements and Swaps are included on the consolidated balance sheets with the fair value of the securities pledged disclosed parenthetically.  Purchases and sales of securities are recorded on the trade date.

(d) MSR-Related Assets

The Company has investments in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. These financial instruments, which are referred to as MSR-related assets, are discussed in more detail below. The Company’s MSR-related assets pledged as collateral against repurchase agreements are included in the consolidated balance sheets with the amounts pledged disclosed parenthetically. Purchases and sales of MSR-related assets are recorded on the trade date (see Notes 4, 6, 7 and 14).

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at June 30, 2020 and December 31, 2019. At June 30, 2020 and December 31, 2019, the Company had cash and cash equivalents of $666.2 million and $70.6 million, respectively. At June 30, 2020, the Company had $613.4 million of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. As of December 31, 2019, the Company had $39.6 million worth of investments in overnight money market funds. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 7 and 14).

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties in connection with certain of the Company’s Swaps and/or financing agreements that is not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreement and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap and/or financing agreements.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its financing agreements and/or Swaps of $7.7 million and $64.0 million at June 30, 2020 and December 31, 2019, respectively (see Notes 5(c), 6, 7 and 14).

(g) Real Estate Owned (“REO”)

REO represents real estate acquired by the Company, including through foreclosure, deed in lieu of foreclosure, or purchased in connection with the acquisition of residential whole loans. REO acquired through foreclosure or deed in lieu of foreclosure is initially recorded at fair value less estimated selling costs. REO acquired in connection with the acquisition of residential whole loans is initially recorded at its purchase price. Subsequent to acquisition, REO is reported, at each reporting date, at the lower of the current carrying amount or fair value less estimated selling costs and for presentation purposes is included in Other assets on the Company’s consolidated balance sheets. Changes in fair value that result in an adjustment to the reported amount of an REO property that has a fair value at or below its carrying amount are reported in Other Income, net on the Company’s consolidated statements of operations. The Company has acquired certain properties that it holds for investment purposes, including rentals to

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

third parties. These properties are held at their historical basis less depreciation, and are subject to impairment. Related rental income and expenses are recorded in Other Income, net (see Note 5).

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

(i)  Loan Securitization and Other Debt Issuance Costs

Loan securitization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with various financing transactions completed by the Company.  Other debt issuance and related costs include costs incurred by the Company in connection with issuing its 6.25% Convertible Senior Notes due 2024 (“Convertible Senior Notes”) and its 8% Senior Notes due 2042 (“Senior Notes”). These costs may include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges, are included on the Company’s consolidated balance sheets as a direct deduction from the corresponding debt liability. These deferred charges are amortized as an adjustment to interest expense using the effective interest method. For the Convertible Senior Notes and Senior Notes, such costs are amortized over the shorter of the period to the expected or stated legal maturity of the debt instruments. The Company periodically reviews the recoverability of these deferred costs and, in the event an impairment charge is required, such amount will be included in Operating and Other Expense on the Company’s consolidated statements of operations.

(j)  Financing Agreements

The Company finances the majority of its residential mortgage assets with financing agreements that include repurchase agreements and other forms of collateralized financing.  Under repurchase agreements, the Company sells assets to a lender and agrees to repurchase the same assets in the future for a price that is higher than the original sale price.  The difference between the sale price that the Company receives and the repurchase price that the Company pays represents interest paid to the lender.  Although legally structured as sale and repurchase transactions, the Company accounts for repurchase agreements as secured borrowings. Under its repurchase agreements and other forms of collateralized financing, the Company pledges its assets as collateral to secure the borrowing, in an amount which is equal to a specified percentage of the fair value of the pledged collateral, while the Company retains beneficial ownership of the pledged collateral.  At the maturity of a repurchase financing, unless the repurchase financing is renewed with the same counterparty, the Company is required to repay the loan including any accrued interest and concurrently receives back its pledged collateral from the lender.  With the consent of the lender, the Company may renew a repurchase financing at the then prevailing financing terms.  Margin calls, whereby a lender requires that the Company pledge additional assets or cash as collateral to secure borrowings under its repurchase financing with such lender, are routinely experienced by the Company when the value of the assets pledged as collateral declines as a result of principal amortization and prepayments or due to changes in market interest rates, spreads or other market conditions.  The Company also may make margin calls on counterparties when collateral values increase.

The Company’s repurchase financings collateralized by residential mortgage securities and MSR-related assets typically have terms ranging from one month to six months at inception, while the majority of our financing arrangements collateralized by residential whole loans have terms of twelve months or longer.  Should a counterparty decide not to renew a financing arrangement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable on such collateral (see Notes 6, 7 and 14).

The Company has elected the fair value option on certain of its financing agreements. These agreements are reported at their fair value, with changes in fair value being recorded in earnings each period (or other comprehensive income, to the extent the change results from a change in instrument specific credit risk), as further detailed in Note 6. Financing costs, including “up front”

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

fees paid at inception related to financing agreements at fair value are expensed as incurred. Interest expense is recorded based on the current interest rate in effect for the related agreement.

(k)  Equity-Based Compensation

Compensation expense for equity-based awards that are subject to vesting conditions, is recognized ratably over the vesting period of such awards, based upon the fair value of such awards at the grant date.

The Company has made annual grants of restricted stock units (“RSUs”) certain of which cliff vest after a three-year period, subject only to continued employment, and others of which cliff vest after a three-year period, subject to both continued employment and the achievement of certain performance criteria based on a formula tied to the Company’s achievement of average total shareholder return during that three-year period, as well as the total shareholder return (“TSR”) of the Company relative to the TSR of a group of peer companies (over the three-year period) selected by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) at the date of grant. The features in these awards related to the attainment of total shareholder return over a specified period constitute a “market condition,” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which is recognized as compensation expense over the relevant vesting period.  The amount of compensation expense recognized is not dependent on whether the market condition was or will be achieved.

The Company makes dividend equivalent payments in connection with certain of its equity-based awards.   A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Company’s Equity Compensation Plan (the “Equity Plan”), and they are paid in cash or other consideration at such times and in accordance with such rules, terms and conditions, as the Compensation Committee may determine in its discretion.  Payments pursuant to dividend equivalents are generally charged to Stockholders’ Equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for dividend equivalents to the extent that the attached equity awards (i) do not or are not expected to vest and (ii) grantees are not required to return payments of dividends or dividend equivalents to the Company (see Notes 2(l) and 13).

(l)  Earnings per Common Share (“EPS”)

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and an estimate of other securities that participate in dividends, such as the Company’s dividend equivalents attached to/associated with RSUs, to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and estimated securities that participate in dividends based on their respective weighted-average shares outstanding for the period.  For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of RSUs outstanding that are unvested and have dividends that are subject to forfeiture, and for the effect of outstanding warrants, using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments (if any), are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  In addition, the Company’s Convertible Senior Notes are included in the calculation of diluted EPS if the assumed conversion into common shares is dilutive, using the “if-converted” method. This involves adding back the periodic interest expense associated with the Convertible Senior Notes to the numerator and by adding the shares that would be issued in an assumed conversion (regardless of whether the conversion option is in or out of the money) to the denominator for the purposes of calculating diluted EPS (see Note 12).

(m)  Comprehensive Income/(Loss)

The Company’s comprehensive income/(loss) available to common stock and participating securities includes net income, the change in net unrealized gains/(losses) on its AFS securities and derivative hedging instruments (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of AOCI for sold AFS securities and terminated hedging relationships, and is reduced by dividends declared on the Company’s preferred stock and issuance costs of redeemed preferred stock.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

In addition, the Company has elected to treat certain of its subsidiaries as TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business is conducted through one or more TRS, the net taxable income earned by its domestic TRS, if any, is subject to corporate income taxation. To maintain the Company’s REIT election, no more than 20% of the value of the Company’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U.S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No net deferred tax benefit was recorded by the Company for the six months ended June 30, 2020 and 2019, related to the net taxable losses in the TRS, since a valuation allowance for the full amount of the associated deferred tax asset of approximately $76.3 million was recognized as its recovery is not considered more likely than not. The related net operating loss carryforwards generated prior to 2018 will begin to expire in 2034; those generated in 2020, 2019 and 2018 can be carried back to each of the five taxable years preceding the taxable year of such loss and thereafter can be carried forward and do not expire.

 Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of June 30, 2020, December 31, 2019, or June 30, 2019. As of the date of this filing the Company’s tax returns for tax years 2016 through 2018 are open to examination.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

During the first quarter of 2020, the Company terminated all of its Swaps. Prior to their termination, Swaps were carried on the Company’s consolidated balance sheets at fair value, in Other assets, if their fair value was positive, or in Other liabilities, if their fair value was negative.  Changes in the fair value of the Company’s Swaps previously designated in hedging transactions are recorded in OCI provided that the hedge remains effective.  Periodic payments accrued in connection with Swaps designated as hedges are included in interest expense and are treated as an operating cash flow.

The Company discontinues hedge accounting on a prospective basis and recognizes changes in fair value through earnings when: (i) it is determined that the derivative is no longer effective in offsetting cash flows of a hedged item (including forecasted transactions); (ii) it is no longer probable that the forecasted transaction will occur; or (iii) it is determined that designating the derivative as a hedge is no longer appropriate (see Notes 5(c), 7 and 14).

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

In addition to the financial instruments that it is required to report at fair value, the Company has elected the fair value option for certain of its financial assets and liabilities at the time of acquisition or issuance. Subsequent changes in the fair value of these financial instruments are reported in Other income, net, in the Company’s consolidated statements of operations. A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable (see Notes 2(b), 2(c), 3, 4 and 14).

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

The Company has entered into several financing transactions which resulted in the Company forming entities to facilitate these transactions.  In determining the accounting treatment to be applied to these transactions, the Company concluded that the entities used to facilitate these transactions are VIEs and that they should be consolidated.  If the Company had determined that consolidation was not required, it would have then assessed whether the transfers of the underlying assets would qualify as sales or should be accounted for as secured financings under GAAP (see Note 15).

The Company also includes on its consolidated balance sheets certain financial assets and liabilities that are acquired/issued by trusts and/or other special purpose entities that have been evaluated as being required to be consolidated by the Company under the applicable accounting guidance.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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
JUNE 30, 2020

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

3.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at June 30, 2020 and December 31, 2019 are approximately $5.9 billion and $7.4 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes.

Residential Whole Loans, at Carrying Value

The following table presents the components of the Company’s Residential whole loans, at carrying value at June 30, 2020 and December 31, 2019:

(Dollars In Thousands)	June 30, 2020	December 31, 2019
Purchased Performing Loans:
Non-QM loans	$2,574,184	$3,707,245
Rehabilitation loans	862,895	1,026,097
Single-family rental loans	494,248	460,742
Seasoned performing loans	155,279	176,569
Total Purchased Performing Loans	4,086,606	5,370,653
Purchased Credit Deteriorated Loans (1)	726,513	698,717
Total Residential whole loans, at carrying value	$4,813,119	$6,069,370
Allowance for credit losses on residential whole loans held at carrying value	(136,589)	(3,025)
Total Residential whole loans at carrying value, net	$4,676,530	$6,066,345

Number of loans	14,689	17,082

(1) The amortized cost basis of Purchased Credit Deteriorated Loans was increased by $62.6 million on January 1, 2020 in connection with the adoption of ASU 2016-13.

The following table presents the components of interest income on the Company’s Residential whole loans, at carrying value for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Purchased Performing Loans:
Non-QM loans	$37,259	$26,578	$86,329	$48,992
Rehabilitation loans	13,312	13,256	28,639	23,189
Single-family rental loans	7,268	3,926	14,611	6,627
Seasoned performing loans	2,253	3,122	4,853	6,295
Total Purchased Performing Loans	60,092	46,882	134,432	85,103
Purchased Credit Deteriorated Loans	9,335	10,997	18,481	22,396
Total Residential whole loans, at carrying value	$69,427	$57,879	$152,913	$107,499

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The following table presents additional information regarding the Company’s Residential whole loans, at carrying value at June 30, 2020:

June 30, 2020

	Carrying Value	Amortized Cost Basis	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by Amortized Cost Basis
									Past Due Days
(Dollars In Thousands)								Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans (4)	$2,542,831	$2,574,184	$2,501,547	5.87%	354	64%	712	$2,502,521	$24,927	$23,192	$23,544
Rehabilitation loans (4)	832,895	862,895	862,895	7.26	6	63	720	620,315	60,762	65,226	116,592
Single-family rental loans (4)	487,317	494,248	489,947	6.28	321	70	734	444,308	25,428	12,730	11,782
Seasoned performing loans (4)	155,055	155,279	169,469	3.76	176	42	723	150,800	1,740	442	2,297
Purchased Credit Deteriorated Loans (4)(5)	658,432	726,513	838,673	4.46	291	79	N/A	N/M	N/M	N/M	105,536
Residential whole loans, at carrying value, total or weighted average	$4,676,530	$4,813,119	$4,862,531	5.86%	272

December 31, 2019

	Carrying Value	Amortized Cost Basis	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB
									Past Due Days
(Dollars In Thousands)								Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans (4)	$3,706,857	$3,707,245	$3,592,701	5.96%	368	67%	716	$3,492,533	$59,963	$19,605	$20,600
Rehabilitation loans (4)	1,023,766	1,026,097	1,026,097	7.30	8	64	717	868,281	67,747	27,437	62,632
Single-family rental loans (4)	460,679	460,741	457,146	6.29	324	70	734	432,936	15,948	2,047	6,215
Seasoned performing loans	176,569	176,569	192,151	4.24	181	46	723	187,683	2,164	430	1,874
Purchased Credit Impaired Loans (5)	698,474	698,718	873,326	4.46	294	81	N/A	N/M	N/M	N/M	108,998
Residential whole loans, at carrying value, total or weighted average	$6,066,345	$6,069,370	$6,141,421	5.96%	288

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

(2)
LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $280.6 million and $269.2 million at June 30, 2020 and December 31, 2019, respectively, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68% and 69% at June 30, 2020 and December 31, 2019, respectively. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

(3)	Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.

(4)	At June 30, 2020 and December 31, 2019 the difference between the Carrying Value and Amortized Cost Basis represents the related allowance for credit losses.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

During the three and six months ended June 30, 2020, $955.4 million and $1.8 billion of Non-QM loans were sold, realizing losses of $127.2 million and $273.0 million, respectively. In connection with Non-QM loans sold during the three months ended June 30, 2020, a previously established valuation allowance of $70.2 million was reversed, resulting in a net loss for the period of $57.0 million.

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential Whole Loans, at Carrying Value:

	Six Months Ended June 30, 2020
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2019	$388	$2,331	$62	$—	$244	$3,025
Transition adjustment on adoption of ASU 2016-13 (4)	6,904	517	754	19	62,361	70,555
Current provision	26,358	33,213	6,615	230	8,481	74,897
Write-offs	—	(428)	—	—	(219)	(647)
Valuation adjustment on loans held for sale	70,181	—	—	—	—	70,181
Allowance for credit and valuation losses at March 31, 2020	$103,831	$35,633	$7,431	$249	$70,867	$218,011
Current provision/(reversal)	(2,297)	(5,213)	(500)	(25)	(2,579)	(10,614)
Write-offs	—	(420)	—	—	(207)	(627)
Valuation adjustment on loans held for sale	(70,181)	—	—	—	—	(70,181)
Allowance for credit losses at June 30, 2020	$31,353	$30,000	$6,931	$224	$68,081	$136,589

	Six Months Ended June 30, 2019
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans	Totals
Allowance for credit losses at December 31, 2018	$—	$—	$—	$—	$968	$968
Current provision	—	500	—	—	183	683
Write-offs	—	—	—	—	—	—
Allowance for credit losses at March 31, 2019	$—	$500	$—	$—	$1,151	$1,651
Current provision	—	—	—	—	385	385
Write-offs	—	(50)	—	—	—	(50)
Allowance for credit losses at June 30, 2019	$—	$450	$—	$—	$1,536	$1,986

(1)
In connection with purchased Rehabilitation loans, the Company had unfunded commitments of $94.5 million, with an allowance for credit losses of $2.1 million at June 30, 2020. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 9).

(2)	Includes $181.8 million of loans that were assessed for credit losses based on a collateral dependent methodology.

(3)	Includes $100.0 million of loans that were assessed for credit losses based on a collateral dependent methodology.

(4)
Of the $70.6 million of reserves recorded on adoption of ASU 2016-13, $8.3 million was recorded as an adjustment to stockholders’ equity and $62.4 million was recorded as a “gross up” of the amortized cost basis of Purchased Credit Deteriorated Loans.

The Company adopted ASU 2016-13 (“CECL”) on January 1, 2020 (see Note 2). The anticipated impact of the COVID-19 pandemic on expected economic conditions, including forecasted unemployment, home price appreciation, and prepayment rates, for the short to medium term resulted in significantly increased estimates of credit losses recorded under CECL for the first quarter of 2020 for residential whole loans held at carrying value. As of June 30, 2020, the Company still expects relatively high rates of unemployment and other deteriorated market conditions to continue for an extended period, resulting in increased delinquencies and defaults compared to historical periods; however, the Company’s expectations of the severity of these impacts has moderated

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

slightly. Estimates of credit losses under CECL are highly sensitive to changes in assumptions and current economic conditions have increased the difficulty of accurately forecasting future conditions.

The amortized cost basis of Purchased Performing Loans on nonaccrual status as of June 30, 2020 and December 31, 2019 was $171.6 million and $99.9 million, respectively. The amortized cost basis of Purchased Credit Deteriorated Loans on nonaccrual status as of June 30, 2020 was $122.0 million. Because Purchase Credit Deteriorated Loans were previously accounted for in pools, there were no such loans on nonaccrual status as of December 31, 2019. No interest income was recognized from loans on nonaccrual status during the six months ended June 30, 2020. At June 30, 2020, there were no loans on nonaccrual status that did not have an associated allowance for credit losses.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The following table presents certain additional credit-related information regarding our residential whole loans, at carrying value:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2020	2019	2018	2017	2016	Prior	Total
Non-QM loans
LTV < 80% (1)	$375,156	$1,265,076	$733,368	$81,119	$7,718	$—	$2,462,437
LTV >= 80% (1)	28,605	40,518	32,765	9,706	153	—	111,747
Total Non-QM loans	$403,761	$1,305,594	$766,133	$90,825	$7,871	$—	$2,574,184
Six Months Ended June 30, 2020 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2020 Recoveries	—	—	—	—	—	—	—
Six Months Ended June 30, 2020 Net write-offs	$—	$—	$—	$—	$—	$—	$—

Rehabilitation loans
LTV < 80% (1)	$43,735	$659,139	$128,777	$8,141	$—	$—	$839,792
LTV >= 80% (1)	3,626	17,229	548	1,700	—	—	23,103
Total Rehabilitation loans	$47,361	$676,368	$129,325	$9,841	$—	$—	$862,895
Six Months Ended June 30, 2020 Gross write-offs	$—	$—	$816	$32	$—	$—	$848
Six Months Ended June 30, 2020 Recoveries	—	—	—	—	—	—	—
Six Months Ended June 30, 2020 Net write-offs	$—	$—	$816	$32	$—	$—	$848

Single family rental loans
LTV < 80% (1)	$22,765	$296,485	$144,006	$13,900	$—	$—	$477,156
LTV >= 80% (1)	1,391	15,489	212	—	—	—	17,092
Total Single family rental loans	$24,156	$311,974	$144,218	$13,900	$—	$—	$494,248
Six Months Ended June 30, 2020 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2020 Recoveries	—	—	—	—	—	—	—
Six Months Ended June 30, 2020 Net write-offs	$—	$—	$—	$—	$—	$—	$—

Seasoned performing loans
LTV < 80% (1)	$—	$—	$—	$—	$80	$147,302	$147,382
LTV >= 80% (1)	—	—	—	—	—	7,897	7,897
Total Seasoned performing loans	$—	$—	$—	$—	$80	$155,199	$155,279
Six Months Ended June 30, 2020 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2020 Recoveries	—	—	—	—	—	—	—
Six Months Ended June 30, 2020 Net write-offs	$—	$—	$—	$—	$—	$—	$—

Purchased credit deteriorated loans
LTV < 80% (1)	$—	$—	$—	$637	$3,480	$429,166	$433,283
LTV >= 80% (1)	—	—	—	—	3,474	289,756	293,230
Total Purchased credit deteriorated loans	$—	$—	$—	$637	$6,954	$718,922	$726,513
Six Months Ended June 30, 2020 Gross write-offs	$—	$—	$—	$—	$—	$426	$426
Six Months Ended June 30, 2020 Recoveries	—	—	—	—	—	—	—
Six Months Ended June 30, 2020 Net write-offs	$—	$—	$—	$—	$—	$426	$426

Total LTV < 80% (1)	$441,656	$2,220,700	$1,006,151	$103,797	$11,278	$576,468	$4,360,050
Total LTV >= 80% (1)	33,622	73,236	33,525	11,406	3,627	297,653	453,069
Total residential whole loans, at carrying value	$475,278	$2,293,936	$1,039,676	$115,203	$14,905	$874,121	$4,813,119
Total Gross write-offs	$—	$—	$816	$32	$—	$426	$1,274
Total Recoveries	—	—	—	—	—	—	—
Total Net write-offs	$—	$—	$816	$32	$—	$426	$1,274

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(1)
LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $280.6 million at June 30, 2020, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68% at June 30, 2020. Certain low value loans secured by vacant lots are categorized as LTV >= 80%.

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

The following table presents information regarding the Company’s residential whole loans held at fair value at June 30, 2020 and December 31, 2019:

(Dollars in Thousands)	June 30, 2020	December 31, 2019
Less than 60 Days Past Due:
Outstanding principal balance	$593,389	$666,026
Aggregate fair value	$545,953	$641,616
Weighted Average LTV Ratio (1)	74.64%	76.69%
Number of loans	2,981	3,159

60 Days to 89 Days Past Due:
Outstanding principal balance	$79,684	$58,160
Aggregate fair value	$69,303	$53,485
Weighted Average LTV Ratio (1)	82.43%	79.48%
Number of loans	342	313

90 Days or More Past Due:
Outstanding principal balance	$694,590	$767,320
Aggregate fair value	$585,725	$686,482
Weighted Average LTV Ratio (1)	88.06%	89.69%
Number of loans	2,642	2,983
Total Residential whole loans, at fair value	$1,200,981	$1,381,583

(1)
LTV represents the ratio of the total unpaid principal balance of the loan, to the estimated value of the collateral securing the related loan. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the components of Net gain/(loss) on residential whole loans measured at fair value through earnings for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Coupon payments, realized gains, and other income received (1)	$18,171	$24,007	$37,207	$45,763
Net unrealized gains/(losses)	2,010	21,188	(72,546)	20,128
Net gain on transfers to REO	139	6,278	2,899	10,849
Total	$20,320	$51,473	$(32,440)	$76,740

(1)
Primarily includes gains on liquidation of non-performing loans, including the recovery of delinquent interest payments, recurring coupon interest payments received on mortgage loans that are contractually current, and cash payments received from private mortgage insurance on liquidated loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

During the three months ended June 30, 2020, loans at fair value with an aggregate unpaid principal balance of $24.1 million were sold, realizing net losses of $0.8 million.

4.                   Residential Mortgage Securities and MSR-Related Assets

Agency and Non-Agency MBS

MBS investments held as of June 30, 2020 or in prior periods include Agency MBS and Non-Agency MBS which include MBS issued prior to 2008 (“Legacy Non-Agency MBS”). These MBS are secured by:  (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”), which have interest rates that reset annually or more frequently (collectively, “ARM-MBS”); and (iii) 15 and 30 year fixed-rate mortgages for Agency MBS and, for Non-Agency MBS, 30-year and longer-term fixed rate mortgages. In addition, the Company’s MBS are also comprised of MBS backed by securitized re-performing/non-performing loans (“RPL/NPL MBS”), where the cash flows of the bond may not reflect the contractual cash flows of the underlying collateral. The Company’s RPL/NPL MBS are generally structured with a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements and Swaps (see Note 7).

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.  The payment of principal and/or interest on Ginnie Mae MBS is explicitly backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have been under the conservatorship of the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities. The Company sold its remaining holdings of Agency MBS during the quarter.

Non-Agency MBS:  The Company’s Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation.  Credit risk associated with Non-Agency MBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral. As of June 30, 2020, the Company has sold substantially all of its holdings of Legacy Non-Agency MBS and substantially reduced its holdings of other Non-Agency MBS.

CRT Securities

CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company. The Company assesses the credit risk associated with its investments in CRT securities by assessing the current and expected future performance of the associated loan pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements (see Note 7).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The following tables present certain information about the Company’s residential mortgage securities at June 30, 2020 and December 31, 2019:

June 30, 2020

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Non-Agency MBS:
Expected to Recover Par (2)(3)	$59,512	$—	$(8,430)	$—	$51,082	$6,962	$(6,372)	$590	$51,672
Expected to Recover Less than Par (2)	2,849	—	—	(669)	2,180	385	—	385	2,565
Total Non-Agency MBS (4)	62,361	—	(8,430)	(669)	53,262	7,347	(6,372)	975	54,237
CRT securities (5)	104,309	2,052	(129)	(20,768)	85,464	11,945	(3,303)	8,642	94,106
Total MBS and CRT securities	$166,670	$2,052	$(8,559)	$(21,437)	$138,726	$19,292	$(9,675)	$9,617	$148,343

December 31, 2019

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost (6)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS: (7)
Fannie Mae	$1,119,708	$43,249	$(22)	$—	$1,162,935	$9,799	$(14,741)	$(4,942)	$1,157,993
Freddie Mac	480,879	19,468	—	—	500,961	5,475	(3,968)	1,507	502,468
Ginnie Mae	3,996	73	—	—	4,069	52	—	52	4,121
Total Agency MBS	1,604,583	62,790	(22)	—	1,667,965	15,326	(18,709)	(3,383)	1,664,582
Non-Agency MBS:
Expected to Recover Par (2)(3)	722,477	—	(16,661)	—	705,816	19,861	(9)	19,852	725,668
Expected to Recover Less than Par (2)	1,472,826	—	(73,956)	(436,598)	962,272	375,598	(9)	375,589	1,337,861
Total Non-Agency MBS (4)	2,195,303	—	(90,617)	(436,598)	1,668,088	395,459	(18)	395,441	2,063,529
Total MBS	3,799,886	62,790	(90,639)	(436,598)	3,336,053	410,785	(18,727)	392,058	3,728,111
CRT securities (5)	244,932	4,318	(55)	—	249,195	6,304	(91)	6,213	255,408
Total MBS and CRT securities	$4,044,818	$67,108	$(90,694)	$(436,598)	$3,585,248	$417,089	$(18,818)	$398,271	$3,983,519

(1)	Discount designated as Credit Reserve is generally not expected to be accreted into interest income.

(2)	Based on management’s current estimates of future principal cash flows expected to be received.

(3)
Includes RPL/NPL MBS, which at June 30, 2020 had an $59.4 million Principal/Current face, $51.0 million amortized cost and $51.5 million fair value. At December 31, 2019, RPL/NPL MBS had a $632.3 million Principal/Current face, $631.8 million amortized cost and $635.0 million fair value.

(4)	At June 30, 2020 and December 31, 2019, the Company expected to recover approximately 99% and 80% of the then-current face amount of Non-Agency MBS, respectively.

(5)
Amounts disclosed at June 30, 2020 includes CRT securities with a fair value of $63.4 million for which the fair value option has been elected. Such securities had $495,000 gross unrealized gains and gross unrealized losses of approximately $3.3 million at June 30, 2020. Amounts disclosed at December 31, 2019 includes CRT securities with a fair value of $255.4 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $6.3 million and gross unrealized losses of approximately $91,000 at December 31, 2019.

(6)	Includes principal payments receivable of $614,000 at December 31, 2019, which is not included in the Principal/Current Face.

(7)
Amounts disclosed at December 31, 2019 include Agency MBS with a fair value of $280.3 million, for which the fair value option has been elected. Such securities had $4.5 million unrealized gains and no gross unrealized losses at December 31, 2019, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Sales of Residential Mortgage Securities

The following table presents information about the Company’s sales of its residential mortgage securities for the three and six months ended June 30, 2020 and 2019. The Company has no continuing involvement with any of the sold securities.

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$535,742	$3,563	$103,345	$(2,272)
Non-Agency MBS	1,054,980	151,095	70,818	8,823
CRT Securities	207,379	(24,992)	21,170	1,159
Total	$1,798,101	$129,666	$195,333	$7,710

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$1,500,875	$(19,291)	$103,345	$(2,272)
Non-Agency MBS	1,318,842	107,951	196,912	26,976
CRT Securities	243,025	(27,011)	104,539	7,615
Total	$3,062,742	$61,649	$404,796	$32,319

Unrealized Losses on Residential Mortgage Securities

The following table presents information about the Company’s residential mortgage securities that were in an unrealized loss position at June 30, 2020, with respect to which no allowance for credit losses has been recorded:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(Dollars in Thousands)
Non-Agency MBS:
Expected to Recover Par (1)	$43,422	$6,372	5	$—	$—	—	$43,422	$6,372
Total Non-Agency MBS	43,422	6,372	5	—	—	—	43,422	6,372
Total MBS	43,422	6,372	5	—	—	—	43,422	6,372
CRT securities (2)	59,477	3,303	8	—	—	—	59,477	3,303
Total MBS and CRT securities	$102,899	$9,675	13	$—	$—	—	$102,899	$9,675

(1)	Based on management’s current estimates of future principal cash flows expected to be received.

(2)
Amounts disclosed at June 30, 2020 include CRT securities with a fair value of $59.5 million for which the fair value option has been elected. Such securities had unrealized losses of $3.3 million at June 30, 2020.

During the three months ended March 31, 2020, the Company recognized an impairment loss related to its Non-Agency MBS of $63.5 million based on its intent to sell, or the likelihood it will be required to sell, its remaining securities.

Gross unrealized losses on the Company’s Non-Agency MBS were $6.4 million at June 30, 2020. Based upon the most recent evaluation, the Company does not consider these unrealized losses to require an allowance for credit losses and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities that require an allowance for credit losses based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The Company did not recognize an allowance for credit losses (or other than temporary impairment in prior year periods) through earnings related to its Non-Agency MBS during the three and six months ended June 30, 2020 and 2019.

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential mortgage securities and MSR-related assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars In Thousands)	2020	2019	2020	2019
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Current provision:	—	—	—	—
Securities with no prior loss allowance	—	—	344,269	—
Securities with a prior loss allowance	—	—	—	—
Write-offs, including allowance related to securities the Company intends to sell	—	—	(344,269)	—
Allowance for credit losses at end of period	$—	$—	$—	$—

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and accretable purchase discount for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
(In Thousands)	Discount Designated as Credit Reserve	Accretable Discount (1)	Discount Designated as Credit Reserve	Accretable Discount (1)
Balance at beginning of period	$(389,472)	$(90,968)	$(501,619)	$(130,147)
Impact of RMBS Issuer Settlement (2)	—	—	—	(833)
Accretion of discount	—	932	—	14,551
Realized credit losses	1,409	—	9,917	—
Purchases	—	—	(624)	409
Sales/Redemptions	387,394	81,606	8,171	2,856
Transfers/release of credit reserve	—	—	4,589	(4,589)
Balance at end of period	$(669)	$(8,430)	$(479,566)	$(117,753)

	Six Months Ended June 30, 2020		Six Months Ended June 30, 2019
(In Thousands)	Discount Designated as Credit Reserve	Accretable Discount (1)	Discount Designated as Credit Reserve	Accretable Discount (1)
Balance at beginning of period	$(436,598)	$(90,617)	$(516,116)	$(155,025)
Impact of RMBS Issuer Settlement (2)	—	—	—	(1,688)
Accretion of discount	—	10,820	—	27,858
Realized credit losses	5,868	—	17,420	—
Purchases	—	—	(624)	291
Sales/Redemptions	436,885	76,056	11,363	19,202
Net impairment losses recognized in earnings	(11,513)	—	—	—
Transfers/release of credit reserve	4,689	(4,689)	8,391	(8,391)
Balance at end of period	$(669)	$(8,430)	$(479,566)	$(117,753)

(1)	Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.

(2)
Includes the impact of $833,000 and $1.7 million of cash proceeds (a one-time payment) received by the Company during the three and six months ended June 30, 2019, respectively, in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities.

MSR-Related Assets

(a) Term Notes Backed by MSR-Related Collateral

At June 30, 2020 and December 31, 2019, the Company had $224.8 million and $1.2 billion, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

At June 30, 2020, these term notes had an amortized cost of $184.3 million, gross unrealized gains of $40.5 million, a weighted average yield of 12.87% and a weighted average term to maturity of 9.7 years. During the three and six months ended June 30, 2020, the Company sold certain term notes for $574.9 million and $711.7 million, realizing gains of $53.3 million and $28.7 million, respectively. During the three months ended March 31, 2020, the Company recognized an impairment loss related to its term notes of $280.8 million based on its intent to sell, or the likelihood it will be required to sell, such notes. At December 31, 2019, the term notes had an amortized cost of $1.2 billion, gross unrealized gains of $5.2 million, a weighted average yield of 4.75% and a weighted average term to maturity of 5.3 years.

(b) Corporate Loans

The Company has made or participated in loans to provide financing to entities that originate residential mortgage loans and own the related MSRs. These corporate loans are secured by MSRs, as well as certain other unencumbered assets owned by the borrower.

During the year ended December 31, 2018, the Company participated in a loan where the Company committed to lend $100.0 million of which approximately $31.8 million was drawn at June 30, 2020. At June 30, 2020, the coupon paid by the borrower on the drawn amount is 5.26%, the remaining term associated with the loan is 2 months and the remaining commitment period on any undrawn amount is 2 months. During the remaining commitment period, the Company receives a commitment fee between 0.25% and 1.0% based on the undrawn amount of the loan. The borrower has an option to extend the term of the loan and the commitment period for an additional twelve months.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$148,910	$422,261	$392,722	$417,167
Unrealized (loss)/gain on Agency MBS, net	(394)	13,555	(161)	21,880
Unrealized gain on Non-Agency MBS, net	8,644	7,598	354,317	19,060
Unrealized gain on MSR term notes, net	40,465	2,855	39,347	3,367
Reclassification adjustment for MBS sales included in net income	(144,736)	(6,371)	(389,067)	(21,576)
Reclassification adjustment for impairment included in net income	—	—	(344,269)	—
Change in AOCI from AFS securities	(96,021)	17,637	(339,833)	22,731
Balance at end of period	$52,889	$439,898	$52,889	$439,898

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Interest Income on Residential Mortgage Securities and MSR-Related Assets

The following table presents the components of interest income on the Company’s residential mortgage securities and MSR- related assets for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Agency MBS
Coupon interest	$402	$22,938	$14,038	$47,566
Effective yield adjustment (1)	(412)	(7,664)	(5,186)	(13,851)
Interest income	$(10)	$15,274	$8,852	$33,715

Legacy Non-Agency MBS
Coupon interest	$897	$22,861	$18,179	$47,133
Effective yield adjustment (2)	1,153	14,523	10,560	27,667
Interest income	$2,050	$37,384	$28,739	$74,800

RPL/NPL MBS
Coupon interest	$1,228	$14,635	$6,811	$31,078
Effective yield adjustment (1)(3)	77	8	355	150
Interest income	$1,305	$14,643	$7,166	$31,228

CRT securities
Coupon interest	$1,622	$5,477	$5,107	$11,595
Effective yield adjustment (2)	8	(383)	(515)	(301)
Interest income	$1,630	$5,094	$4,592	$11,294

MSR-related assets
Coupon interest	$6,133	$12,338	$20,340	$22,957
Effective yield adjustment (1)(2)	3,608	—	3,608	1
Interest income	$9,741	$12,338	$23,948	$22,958

(1)  Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, RPL/NPL MBS and the corporate loan secured by MSRs, interest income is recorded at an effective yield, which reflects net premium amortization/accretion based on actual prepayment activity.
(2) The effective yield adjustment is the difference between the net income calculated using the net yield less the current coupon yield. The net yield may be based on management’s estimates of the amount and timing of future cash flows or on the instrument’s contractual cash flows, depending on the relevant accounting standard.
(3) Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of approximately $277,000 and $148,000 during the six months ended June 30, 2020 and 2019, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

5.    Other Assets

The following table presents the components of the Company’s Other assets at June 30, 2020 and December 31, 2019:

(In Thousands)	June 30, 2020	December 31, 2019
REO (1)	$348,516	$411,659
Capital contributions made to loan origination partners	109,585	147,992
Other interest-earning assets	49,971	70,468
Interest receivable	49,588	70,986
Other MBS and loan related receivables	24,471	43,842
Other	31,343	39,304
Total Other Assets	$613,474	$784,251

(1)	Includes $53.0 million and $27.3 million of REO that is held-for-investment at June 30, 2020 and December 31, 2019, respectively.

(a) Real Estate Owned

At June 30, 2020, the Company had 1,352 REO properties with an aggregate carrying value of $348.5 million. At December 31, 2019, the Company had 1,652 REO properties with an aggregate carrying value of $411.7 million.

At June 30, 2020, $345.0 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $142.9 million of residential whole loans held at carrying value and $486.4 million of residential whole loans held at fair value at June 30, 2020.

The following table presents the activity in the Company’s REO for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Balance at beginning of period	$411,473	$290,587	$411,659	$249,413
Adjustments to record at lower of cost or fair value	(7,138)	(1,315)	(11,889)	(5,388)
Transfer from residential whole loans (1)	8,526	66,483	59,219	131,644
Purchases and capital improvements, net	3,192	5,274	8,798	11,197
Disposals (2)	(67,537)	(26,960)	(119,271)	(52,797)
Balance at end of period	$348,516	$334,069	$348,516	$334,069

Number of properties	1,352	1,362	1,352	1,362

(1)
Includes net gain recorded on transfer of approximately $0.2 million and $6.5 million for the three months ended June 30, 2020 and 2019, respectively; and approximately $3.2 million and $11.3 million for six months ended June 30, 2020 and 2019, respectively.

(2)
During the three and six months ended June 30, 2020, the Company sold 296 and 545 REO properties for consideration of $70.5 million and $125.3 million, realizing net gains of approximately $3.0 million and $6.1 million, respectively. During the three and six months ended June 30, 2019, the Company sold 152 and 289 REO properties for consideration of $29.2 million and $57.0 million, realizing net gains of approximately $2.3 million and $3.7 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

(b) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom it sources residential mortgage loans through both flow arrangements and bulk purchases. To date, such contributions of capital include the following investments (based on their carrying value prior to any impairments): $31.7 million

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

of common equity, $68.0 million of preferred equity and $75.0 million of convertible notes. In addition, for certain partners, options or warrants may have also been acquired that provide the Company the ability to increase the level of its investment if certain conditions are met. At the end of each reporting period, or earlier if circumstances warrant, the Company evaluates whether the nature of its interests and other involvement with the investee entity requires the Company to apply equity method accounting or consolidate the results of the investee entity with the Company’s financial results. To date, the nature of the Company’s interests and/or involvement with investee companies has not resulted in consolidation. Further, to the extent that the nature of the Company’s interests has resulted in the need for the Company to apply equity method accounting, the impact of such accounting on the Company’s results for periods subsequent to that in which the Company was determined to have significant influence over the investee company was not material for any period. As the interests acquired to date by the Company generally do not have a readily determinable fair value, the Company accounts for its non-equity method interests (including any acquired options and warrants) in loan originators initially at cost. The carrying value of these investments is adjusted if it is determined that an impairment has occurred or if there has been a subsequent observable transaction in either the investee company’s equity securities or a similar security that provides evidence to support an adjustment to the carrying value. Following an evaluation of the anticipated impact of the COVID-19 pandemic on economic conditions for the short to medium term, the Company recorded impairment charges of $7.1 million and $65.2 million on investments in certain loan origination partners during the three and six months ended June 30, 2020, respectively, which was included in “Impairment and other losses on securities available-for-sale and other assets” on the consolidated statements of operations. At June 30, 2020, approximately $973.7 million of the Company’s Residential whole loans, at carrying value were serviced by entities in which the Company has an investment.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(c) Derivative Instruments

The Company’s derivative instruments have generally been comprised of Swaps, the majority of which were designated as cash flow hedges against the interest rate risk associated with certain borrowings. In addition, in connection with managing risks associated with purchases of longer duration Agency MBS, the Company has also entered into Swaps that are not designated as hedges for accounting purposes.

In response to the turmoil in the financial markets resulting from the COVID-19 pandemic experienced during the three months ended March 31, 2020, the Company unwound all of its approximately $4.1 billion of Swap hedging transactions late in the first quarter in order to recover previously posted margin. Gains or losses associated with these Swap hedging transactions are required to be transferred from AOCI to earnings over the original term of the Swap, if the underlying hedged item or transactions are assessed as probable of occurring. After the closing of several new financing transactions late in the quarter ended June 30, 2020, the Company evaluated its anticipated future financing requirements. The Company concluded that it was no longer probable that certain previously used financing strategies, including those that primarily utilized repurchase agreements with funding costs that reset on a monthly basis, would be used by the Company on an ongoing basis, as this financing strategy had been essentially replaced by the new financing transactions. Consequently, the Company concluded that it was appropriate to transfer from AOCI to earnings approximately $49.9 million of losses on Swaps that had previously been designated as hedges for accounting purposes, because the hedged transactions were no longer considered probable to occur. This amount is included in Other income, net on the Company’s consolidated statements of operations. At June 30, 2020, losses of $7.2 million on Swaps previously designated as hedges for accounting purposes continue to be included in AOCI as the underlying hedged items or transactions continue to be assessed as probable of occurring.

The following table presents the fair value of the Company’s derivative instruments at June 30, 2020 and December 31, 2019:

		June 30, 2020		December 31, 2019
Derivative Instrument (1)	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Swaps	Hedging	$—	$—	$2,942,000	$—
Swaps	Non-Hedging	$—	$—	$230,000	$—

(1) Represents Swaps executed bilaterally with a counterparty in the over-the-counter market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties.

Swaps

The following table presents the assets pledged as collateral against the Company’s Swap contracts at June 30, 2020 and December 31, 2019:

(In Thousands)	June 30, 2020	December 31, 2019
Agency MBS, at fair value	$—	$2,241
Restricted cash	—	16,777
Total assets pledged against Swaps	$—	$19,018

Swaps designated as hedges, or a portion thereof, could become ineffective in the future if the associated financing transactions that such derivatives hedge fail to occur.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The following table presents information about the Company’s Swaps at June 30, 2020 and December 31, 2019:

	June 30, 2020			December 31, 2019
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)

Maturity (1)
(Dollars in Thousands)
Over 3 months to 6 months	$—	—%	—%	$200,000	2.05%	1.70%
Over 6 months to 12 months	—	—	—	1,430,000	2.30	1.77
Over 12 months to 24 months	—	—	—	1,300,000	2.11	1.86
Over 24 months to 36 months	—	—	—	20,000	1.38	1.90
Over 36 months to 48 months	—	—	—	222,000	2.88	1.84
Total Swaps	$—	—%	—%	$3,172,000	2.24%	1.81%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s derivative hedging instruments on its net interest expense and the weighted average interest rate paid and received for such Swaps for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2020	2019	2020	2019
Interest (expense)/income attributable to Swaps	$—	$692	$(3,359)	$1,883
Weighted average Swap rate paid	—%	2.35%	2.06%	2.33%
Weighted average Swap rate received	—%	2.46%	1.63%	2.48%

During the six months ended June 30, 2020, the Company recorded net losses on Swaps not designated in hedging relationships of approximately $4.3 million, which included $9.4 million of losses realized on the unwind of certain Swaps. During the three and six months ended June 30, 2019, the Company recorded net losses on Swaps not designated in hedging relationships of $7.4 million and $16.3 million, respectively, which included $6.3 million and $14.1 million of losses realized on the unwind of certain Swaps. These amounts are included in Other income, net on the Company’s consolidated statements of operations.

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
AOCI from derivative hedging instruments:
Balance at beginning of period	$(71,208)	$(7,665)	$(22,675)	$3,121
Net loss on Swaps	—	(19,706)	(50,126)	(30,151)
Reclassification adjustment for losses/gains related to hedging instruments included in net income	64,032	(743)	65,625	(1,084)
Balance at end of period	$(7,176)	$(28,114)	$(7,176)	$(28,114)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

6.      Financing Agreements

The following tables present the components of the Company’s Financing agreements at June 30, 2020 and December 31, 2019:

	June 30, 2020
(In Thousands)	Unpaid Principal Balance	Amortized Cost Balance	Fair Value/Carrying Value(1)
Financing agreements, at fair value
Agreements with non-mark-to-market collateral provisions	$2,036,597	$2,036,597	$2,036,597
Agreements with mark-to-market collateral provisions	1,656,248	1,656,248	1,656,248
Senior secured credit agreement	500,000	480,959	480,959
Other	27,000	18,360	20,520
Total Financing agreements, at fair value	$4,219,845	$4,192,164	$4,194,324

Other financing agreements
Securitized debt	$498,136		$495,582
Convertible senior notes	230,000		224,563
Senior notes	100,000		96,887
Total Financing agreements at carrying value	$828,136		$817,032
Total Financing agreements	$5,047,981		$5,011,356

(1)
Financing agreements at fair value are reported at estimated fair value each period as a result of the Company’s fair value option election. Other financing arrangements are reported at their carrying value (amortized cost basis) as the fair value option was not elected on these liabilities. Consequently, Total Financing agreements as presented reflects a summation of balances reported at fair value and carrying value.

Set out below is information about the Company’s Financing agreements that existed as of December 31, 2019. During the second quarter of 2020, outstanding repurchase agreement transactions at that time were renegotiated as part of a reinstatement agreement that was entered into by the Company on June 26, 2020. The Company elected to account for these reinstated transactions under the fair value option from the time these repurchase agreements were reinstated. Accordingly, as of June 30, 2020 such liabilities are reported as Financing agreements at fair value.

	December 31, 2019
(In Thousands)	Unpaid Principal Balance	Carrying Value
Repurchase agreements	$9,140,944	$9,139,821
Securitized debt	573,900	570,952
Convertible senior notes	230,000	223,971
Senior notes	100,000	96,862
Total Financing agreements at carrying value	$10,044,844	$10,031,606

(a) Financing Agreements, at Fair Value

During the quarter, the Company entered into a $500 million senior secured credit agreement. In addition, in conjunction with its exit from forbearance arrangements, the Company entered into several new asset backed financing arrangements and renegotiated financing arrangements for certain assets with existing lenders, that resulted in the Company essentially refinancing the majority of its investment portfolio. The Company elected the fair value option on these financing arrangements, primarily to simplify the accounting associated with costs incurred to establish the new facilities or renegotiate existing facilities.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The Company considers that the most relevant feature that distinguishes between the various asset backed financing arrangements is how the financing arrangement is collateralized, including the ability of the lender to make margin calls on the Company based on changes in value of the underlying collateral securing the financing. Accordingly, further details are provided below regarding assets that are financed with agreements that have non-mark-to-market collateral provisions and assets that are financed with agreements that have mark-to-market collateral provisions.

Agreements with non-mark-to-market collateral provisions

On June 26, 2020, the Company and certain of its subsidiaries entered into a non-mark-to-market term loan facility with certain lenders to finance an aggregate amount of up to $1.65 billion. The Company’s borrowing subsidiaries have pledged, as collateral security for the facility, certain of their residential whole loans (excluding Rehabilitation loans), as well as the equity in subsidiaries that own the loans. The facility has an initial term of two years, which may be extended for up to an additional three years, subject to certain conditions, including the payment of an extension fee and provided that no events of default have occurred. For the initial two year term, the financing cost for the facility will be calculated at a spread over the lender’s financing cost, which, depending on the lender, is expected to be based either on 3-month LIBOR, or an index that it expected over time to be closely correlated to changes in 3-month LIBOR. At June 30, 2020, the amount financed under this facility was approximately $1.6 billion.

In addition, on June 26, 2020, the Company also entered into non-mark-to-market financing facilities on Rehabilitation loans. Under these facilities, Rehabilitation loans, as well as the equity in subsidiaries that own the loans, are pledged as collateral. The facilities have a two year term and the financing cost is calculated at a spread over 3-month LIBOR. At June 30, 2020, the amount financed under these facilities was approximately $474.6 million.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at June 30, 2020 and December 31, 2019:

(Dollars in Thousands)	June 30, 2020	December 31, 2019
Non-mark-to-market financing secured by residential whole loans at carrying value	$1,778,845	$—
Fair value of residential whole loans at carrying value pledged as collateral under financing agreements	$2,668,741	$—
Weighted average haircut on residential whole loans at carrying value	34.29%	—%
Non-mark-to-market financing secured by residential whole loans at fair value	$257,752	$—
Fair value of residential whole loans at fair value pledged as collateral under financing agreements	$425,673	$—
Weighted average haircut on residential whole loans at fair value	32.80%	—%

Agreements with mark-to-market collateral provisions

In addition to entering into the financing arrangements discussed above, on June 26, 2020, the Company also entered into a reinstatement agreement with certain lending counterparties that facilitated its exit from the forbearance arrangements that the Company had previously entered into. In connection with the reinstatement agreement, terms of its prior financing arrangements on certain residential whole loans, residential mortgage securities, and MSR-related assets were renegotiated and those arrangements were reinstated on a go-forward basis. These financing arrangements continue to contain mark-to-market provisions that permit the lending counterparties to make margin calls on the Company should the value of the pledged collateral decline. The Company is also permitted to recover previously posted margin payments, should values of the pledged collateral subsequently increase. These facilities generally have a maturity ranging from one to 3 months and can be renewed at the discretion of the lending counterparty at financing costs reflecting prevailing market pricing. At June 30, 2020, the amount financed under these agreements was approximately $1.7 billion.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at June 30, 2020 and December 31, 2019:

(Dollars in Thousands)	June 30, 2020	December 31, 2019
Mark-to-market financing agreements secured by residential whole loans (1)	$1,386,592	$4,743,094
Fair value of residential whole loans pledged as collateral under financing agreements (2)	$2,166,740	$5,986,267
Weighted average haircut on residential whole loans (3)	33.81%	20.07%
Mark-to-market financing agreement borrowings secured by Agency MBS	$—	$1,557,675
Fair value of Agency MBS pledged as collateral under financing agreements	$—	$1,656,373
Weighted average haircut on Agency MBS (3)	—%	4.46%
Mark-to-market financing agreement borrowings secured by Legacy Non-Agency MBS	$1,282	$1,121,802
Fair value of Legacy Non-Agency MBS pledged as collateral under financing agreements	$2,564	$1,420,797
Weighted average haircut on Legacy Non-Agency MBS (3)	50.00%	20.27%
Mark-to-market financing agreement borrowings secured by RPL/NPL MBS	$29,785	$495,091
Fair value of RPL/NPL MBS pledged as collateral under financing agreements	$51,540	$635,005
Weighted average haircut on RPL/NPL MBS (3)	38.10%	21.52%
Mark-to-market financing agreements secured by CRT securities	$54,469	$203,569
Fair value of CRT securities pledged as collateral under financing agreements	$94,106	$252,175
Weighted average haircut on CRT securities (3)	42.40%	18.84%
Mark-to-market financing agreements secured by MSR-related assets	$146,642	$962,515
Fair value of MSR-related assets pledged as collateral under financing agreements	$255,035	$1,217,002
Weighted average haircut on MSR-related assets (3)	38.24%	21.18%
Mark-to-market financing agreements secured by other interest-earning assets	$37,478	$57,198
Fair value of other interest-earning assets pledged as collateral under financing agreements	$48,471	$61,708
Weighted average haircut on other interest-earning assets (3)	20.00%	22.01%

(1)	Excludes $0 and $1.1 million of unamortized debt issuance costs at June 30, 2020 and December 31, 2019, respectively.

(2)
At June 30, 2020 and December 31, 2019, includes RPL/NPL MBS with an aggregate fair value of $179.1 million and $238.8 million, respectively, obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation.

(3) Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

In addition, the Company had cash pledged as collateral in connection with its financing agreements of $7.7 million and $25.2 million at June 30, 2020 and December 31, 2019, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
	Balance	Weighted Average Interest Rate	Balance	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$3,367,675	3.52%	$4,472,120	2.55%
Over 30 days to 3 months	266,837	3.83	2,746,384	3.43
Over 3 months to 12 months	58,333	4.40	1,014,441	3.36
Over 12 months	—	—	907,999	3.44
Total financing agreements	$3,692,845	3.55%	$9,140,944	2.99%
Less debt issuance costs	—		1,123
Total financing agreements less debt issuance costs	$3,692,845		$9,139,821

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The Company had financing agreements, including repurchase agreements and other forms of secured financing with 9 and 28 counterparties at June 30, 2020 and December 31, 2019, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2020:

	June 30, 2020
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Repricing for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Barclays Bank	BBB/Aa3/A	$857,112	1	34.0%
Credit Suisse	BBB+/Baa2/A-	639,993	1	25.4
Wells Fargo (3)	A+/Aa2/AA-	377,036	0	15.0
Athene (4)	BBB+/N/A/BBB+	171,786	1	6.8
Goldman Sachs (5)	BBB+/A3/A	162,224	3	6.4

(1)	As rated at June 30, 2020 by S&P, Moody’s and Fitch, Inc., respectively. The counterparty rating presented is the lowest published for these entities.

(2)
The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.

(3)	Includes $367.0 million at risk with Wells Fargo Bank, NA and approximately $10.1 million at risk with Wells Fargo Securities LLC.

(4)	Includes amounts at risk with various Athene affiliates that collectively exceed 5% of stockholders’ equity.

(5)	Includes $20.4 million at risk with Goldman Sachs and $141.8 million at risk with Goldman Sachs Bank USA.

Senior Secured Credit Agreement

On June 26, 2020 (the “Funding Date”), the Company entered into a $500 million senior secured term loan facility (the “Term Loan Facility”) with certain funds, accounts and/or clients managed by affiliates of Apollo Global Management, Inc. and affiliates of Athene Holding Ltd.

The term loans were issued with original issue discount of 1%. Interest on the outstanding principal amount of the term loans will accrue at a rate of 11% per annum until the third anniversary of the Funding Date. Prior to the third anniversary of the Funding Date, a portion of such interest, in an amount equal to up to 3% per annum, may be capitalized, compounded and added to the unpaid principal amount of the term loans. The interest rate on the term loans will increase by 1% per annum on the third anniversary of the Funding Date and by an additional 1% per annum on each subsequent anniversary of the Funding Date. Upon the occurrence and during the continuance of an event of default under the Term Loan Facility, the principal amount of all loans outstanding and, to the extent permitted by applicable law, any interest payments on such term loans or any fees or other amounts owing under the Term Loan Facility that, in either case, are then overdue, would thereafter bear interest at a rate that is 2% per annum in excess of the interest rate otherwise payable on the term loans.

The Company is permitted to voluntarily prepay the amount borrowed under the Term Loan Facility in full at any time without penalty. In addition, the Company may partially prepay the amount borrowed on only one occasion without penalty, provided such partial prepayment be in an amount of not less than $250 million. Installment payments of principal equal to 3.75% of the initial principal amount for the first three years of the Term Loan Facility and 4.50% of the initial principal amount thereafter, together with accrued and unpaid interest on such principal amount, will be required to be made on the last business day of each March, June, September and December beginning on September 30, 2020. Mandatory prepayments of the term loans are required to be made from net cash proceeds received in connection with certain events, that are set out in the credit agreement. Upon the event of a change in control as defined in the credit agreement, the Company is also required to make an offer to repay the loan at par, plus unpaid accrued interest, plus a specified redemption premium. In addition, the Company is required to comply with certain affirmative and negative covenants as specified in the credit agreement that, among other things, impose certain limitations on the Company to incur liens or indebtedness, to make certain investments or enter into new businesses, to modify or waive terms on certain of the Company’s existing debt or to prepay such debt, or to pay dividends in certain circumstances. The Company

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

must also maintain a minimum level of liquidity as defined in the agreement.

(b) Other Financing Agreements

These arrangements were entered into prior to the Company experiencing financial difficulties related to the COVID-19 pandemic and were not subject to the forbearance arrangements that were entered into by the Company or any negotiations related to the Company’s exit from those arrangements.

Additional information regarding the Company’s Other financing arrangements as of June 30, 2020, is included below:

Securitized Debt

Securitized debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated in consolidation. The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company. The weighted average fixed rate on the securitized debt was 3.79% at June 30, 2020 (see Notes 10 and 15 for further discussion).

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

7. Collateral Positions

The Company pledges securities or cash as collateral to its counterparties in relation to certain of its financing arrangements. In addition, the Company receives securities or cash as collateral pursuant to financing provided under reverse repurchase agreements.  The Company exchanges collateral with its counterparties based on changes in the fair value, notional amount and term of the associated financing arrangements and Swap contracts, as applicable.  In connection with these margining practices, either the Company or its counterparty may be required to pledge cash or securities as collateral.  When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral or provide collateral to the Company in the form of cash or equivalent securities.

The Company’s assets pledged as collateral are described in Notes 2(f) - Restricted Cash, 5(c) - Derivative Instruments and 6 - Repurchase Agreements. The total fair value of assets pledged as collateral with respect to the Company’s borrowings under its financing arrangements and/or derivative hedging instruments was $5.7 billion and $11.3 billion at June 30, 2020 and December 31, 2019, respectively. An aggregate of $45.2 million and $57.2 million of accrued interest on those assets had also been pledged as of June 30, 2020 and December 31, 2019, respectively.

8.    Offsetting Assets and Liabilities

Certain of the Company’s financing arrangements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction. In the Company’s consolidated balance sheets, all balances associated with repurchase agreements are presented on a gross basis.

The fair value of financial instruments pledged against the Company’s financing arrangements was $5.7 billion and $11.2 billion at June 30, 2020 and December 31, 2019, respectively. The fair value of financial instruments pledged against the Company’s Swaps was $0 and $2.2 million at June 30, 2020 and December 31, 2019, respectively. In addition, cash that has been pledged as collateral against financing arrangements and Swaps is reported as Restricted cash on the Company’s consolidated balance sheets (see Notes 2(f), 5(c) and 6).

9. Other Liabilities

The following table presents the components of the Company’s Other liabilities at June 30, 2020 and December 31, 2019:

(In Thousands)	June 30, 2020	December 31, 2019
Dividends and dividend equivalents payable	$—	$90,749
Accrued interest payable	7,165	18,238
Accrued expenses and other	27,836	42,819
Total Other Liabilities	$35,001	$151,806

10.    Commitments and Contingencies

(a) Lease Commitments

The Company pays monthly rent pursuant to three office leases.  In November 2018, the Company amended the lease for its corporate headquarters in New York, New York, under the same terms and conditions, to extend the expiration date for the lease by up to one year, through June 30, 2021, with a mutual option to terminate in February 2021.  For the three and six months ended June 30, 2020, the Company recorded expense of approximately $734,000 and $1.4 million in connection with the lease for its current corporate headquarters.

In addition, in November 2018, the Company executed a lease agreement on new office space in New York, New York. The Company plans to relocate its corporate headquarters to this new office space upon the substantial completion of the building. The lease term specified in the agreement is fifteen years with an option to renew for an additional five years. The Company’s current

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

estimate of annual lease rental expense under the new lease, excluding escalation charges which at this point are unknown, is approximately $4.6 million. The Company currently expects to relocate to the space in the first quarter of 2021, but this timing, as well as when it is required to begin making payments and recognize rental and other expenses under the new lease, is dependent on when the space is actually available for use.

(b) Representations and Warranties in Connection with Loan Securitization Transactions

In connection with the loan securitization transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles upon breach of certain representations and warranties. As of June 30, 2020, the Company had no reserve established for repurchases of loans and was not aware of any material unsettled repurchase claims that would require the establishment of such a reserve (see Note 15).

(c) Corporate Loans

The Company has participated in loans to provide financing to entities that originate loans and own MSRs, as well as certain other unencumbered assets owned by the borrower. Under the terms of the respective lending agreements, the Company has committed to lend $150.0 million of which approximately $106.8 million was drawn at June 30, 2020 (see Note 4).

(d) Rehabilitation Loan Commitments

At June 30, 2020, the Company had unfunded commitments of $94.5 million in connection with its purchased Rehabilitation loans (see Note 3).

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

As a result of the turmoil in the financial markets resulting from the spread of the novel coronavirus and the global COVID-19 pandemic, and in order to preserve liquidity, on March 25, 2020, the Company revoked the previously announced first quarter 2020 quarterly cash dividends on each of the Company's common stock and Series B Preferred Stock. The Series B Preferred Stock dividend of $0.46875 per share had been declared on February 14, 2020, and was to be paid on March 31, 2020, to stockholders of record as of the close of business March 2, 2020. Unpaid dividends on the Company's Series B Preferred Stock will accrue without interest. No dividends may be paid or set apart on shares of the Company's common stock unless full cumulative dividends on the Series B Preferred Stock for all past dividend periods that have ended have been or contemporaneously are paid in cash, or a sum sufficient for such payment is set apart for payment. In addition, pursuant to the now-terminated forbearance agreements that the Company entered into subsequent to the end of the first quarter, the Company was prohibited from paying dividends on its Series B Preferred Stock during the forbearance period, and therefore suspended the payment of dividends on the Series B Preferred Stock for the quarter ended June 30, 2020.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

At June 30, 2020, the unpaid cumulative dividends in arrears on the Company’s Series B Preferred Stock were $7.5 million ($0.93750 per share).
On July 1, 2020, the Company announced that it had reinstated the payment of dividends on its Series B Preferred Stock and declared a preferred stock dividend of $0.9375 per share, payable on July 31, 2020 to Series B Preferred stockholders of record as of July 15, 2020. Upon payment of this dividend, the Company will have paid in full all accumulated but unpaid dividends on its Series B Preferred Stock (see Note 16).

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

Pursuant to the now-terminated forbearance agreements that the Company had previously entered into, the Company was prohibited from paying dividends on its Series C Preferred Stock during the forbearance period. At June 30, 2020, the unpaid cumulative dividends in arrears on the Company’s Series C Preferred Stock were $5.9 million ($0.53264 per share).

On July 1, 2020, the Company announced that it had reinstated the payment of dividends on its Series C Preferred Stock and declared a preferred stock dividend of $0.53264 per share, payable on July 31, 2020 to the Series C Preferred stockholders of record as of July 15, 2020. Upon payment of this dividend, the Company will have paid in full all accumulated but unpaid dividends on its Series C Preferred Stock (see Note 16).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

(b)  Dividends on Common Stock

On August 6, 2020, the Company declared a regular cash dividend of $0.05 per share of common stock.  The dividend will be paid on October 30, 2020, to stockholders of record on September 30, 2020 (see Note 16).

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On October 15, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 9.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At June 30, 2020, approximately 8.8 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and six months ended June 30, 2020, the Company issued 26,417 and 133,366 shares of common stock through the DRSPP, raising net proceeds of approximately $48,429 and $740,408, respectively.  Since the inception of the DRSPP in September 2003 through June 30, 2020, the Company issued 34,512,134 shares pursuant to the DRSPP, raising net proceeds of $287.3 million.

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

During the six months ended June 30, 2020, the Company did not sell any shares of common stock through the ATM Program. At June 30, 2020, approximately $390.0 million remained outstanding for future offerings under this program.

(e)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2020.  At June 30, 2020, 6,616,355 shares remained authorized for repurchase under the Repurchase Program.

(f) Warrants

On June 15, 2020, the Company entered into an Investment Agreement with Apollo and Athene (together the “Purchasers”), under which the Company agreed to issue to the Purchasers warrants (the “Warrants”) to purchase, in the aggregate, 37,039,106 shares (subject to adjustment in accordance with their terms) of the Company’s common stock. The Warrants are exercisable at the holder’s option at any time until the date that is the later of (i) June 15, 2025 and (ii) the first anniversary of the repayment

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

of the Senior Secured Credit Agreement (Note 6). One half of the Warrants have an exercise price of $1.66 per share and the other half have an exercise price of $2.08 per share. The Investment Agreement and the Senior Secured Credit Agreement (Note 6) were entered into simultaneously and the $495.0 million of proceeds received were allocated between the debt ($481.0 million) and the warrants ($14.0 million). The amount allocated to the warrants was recorded in Additional paid-in capital.

(g) Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020			Six Months Ended June 30, 2020
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Total AOCI
Balance at beginning of period	$148,910	$(71,208)	$77,702	$392,722	$(22,675)	$370,047
OCI before reclassifications	48,715	—	48,715	393,503	(50,126)	343,377
Amounts reclassified from AOCI (1)	(144,736)	64,032	(80,704)	(733,336)	65,625	(667,711)
Net OCI during the period (2)	(96,021)	64,032	(31,989)	(339,833)	15,499	(324,334)
Balance at end of period	$52,889	$(7,176)	$45,713	$52,889	$(7,176)	$45,713

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019			Six Months Ended June 30, 2019
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net (Loss)/Gain on Swaps	Total AOCI
Balance at beginning of period	$422,261	$(7,665)	$414,596	$417,167	$3,121	$420,288
OCI before reclassifications	24,008	(19,706)	4,302	44,307	(30,151)	14,156
Amounts reclassified from AOCI (1)	(6,371)	(743)	(7,114)	(21,576)	(1,084)	(22,660)
Net OCI during the period (2)	17,637	(20,449)	(2,812)	22,731	(31,235)	(8,504)
Balance at end of period	$439,898	$(28,114)	$411,784	$439,898	$(28,114)	$411,784

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(144,736)	$(389,067)	Net realized (loss)/gain on sales of residential mortgage securities and residential whole loans
Impairment recognized in earnings	—	(344,269)	Other, net
Total AFS Securities	$(144,736)	$(733,336)
Swaps designated as cash flow hedges:
Reclassification adjustment for losses related to hedging instruments included in net income	64,032	65,625	Other, net
Total Swaps designated as cash flow hedges	$64,032	$65,625
Total reclassifications for period	$(80,704)	$(667,711)

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and six months ended June 30, 2019:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(6,371)	$(21,576)	Net realized (loss)/gain on sales of residential mortgage securities and residential whole loans
Total AFS Securities	$(6,371)	$(21,576)
Amortization of de-designated hedging instruments	(743)	(1,084)
Total reclassifications for period	$(7,114)	$(22,660)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

12.    EPS Calculation

The following table presents a reconciliation of the earnings/(loss) and shares used in calculating basic and diluted earnings/(loss) per share for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2020	2019	2020	2019
Basic Earnings/(Loss) per Share:
Net income/(loss) to common stockholders	$96,578	$93,040	$(812,417)	$181,897
Dividends declared on preferred stock	(8,144)	(3,750)	(13,359)	(7,500)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(297)	(276)	—	(532)
Net income/(loss) to common stockholders - basic	$88,137	$89,014	$(825,776)	$173,865
Basic weighted average common shares outstanding	453,205	450,538	453,092	450,449
Basic Earnings/(Loss) per Share	$0.19	$0.20	$(1.82)	$0.39

Diluted Earnings/(Loss) per Share:
Net income/(loss) to common stockholders - basic	$88,137	$89,014	(825,776)	173,865
Interest expense on Convertible Senior Notes	3,893	1,206	—	1,206
Net income/(loss) to common stockholders - diluted	$92,030	$90,220	$(825,776)	$175,071
Basic weighted average common shares outstanding	453,205	450,538	453,092	450,449
Effect of assumed Convertible Senior Notes conversion to common shares	28,920	8,898	—	4,474
Effect of Warrants	375	—	—	—
Diluted weighted average common shares outstanding (1)	482,500	459,436	453,092	454,923
Diluted Earnings/(Loss) per Share	$0.19	$0.20	$(1.82)	$0.38

(1)
At June 30, 2020, the Company had approximately 38.6 million equity instruments outstanding that were not included in the calculation of diluted EPS for the six months ended June 30, 2020, as their inclusion would have been anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $7.63 and approximately 37.0 million warrants with a weighted average exercise price of $1.87 per share. These equity instruments may have a dilutive impact on future EPS.

During the six months ended June 30, 2020, the Convertible Senior Notes were determined to be anti-dilutive and were not included in the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) is included in the denominator for the purpose of calculating diluted EPS. The Convertible Senior Notes may have a dilutive impact on future EPS.

13.    Equity Compensation, Employment Agreements and Other Benefit Plans

(a)  Equity Compensation Plan

In accordance with the terms of the Company’s Equity Plan, which was adopted by the Company’s stockholders on June 10, 2020 (and which amended and restated the Company’s 2010 Equity Compensation Plan), directors, officers and employees of the Company and any of its subsidiaries and other persons expected to provide significant services for the Company and any of its subsidiaries are eligible to receive grants of stock options (“Options”), restricted stock, RSUs, dividend equivalent rights and other stock-based awards under the Equity Plan.

Subject to certain exceptions, stock-based awards relating to a maximum of 18.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At June 30, 2020, approximately 14.8 million shares of common stock remained available for grant in connection with stock-based awards under

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

the Equity Plan.  A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 10, 2030.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of June 30, 2020 are designated to be settled in shares of the Company’s common stock.  The Company granted 1,204,713 RSUs six months ended June 30, 2020 and granted 160,025 and 912,525 RSUs during the three and six months ended June 30, 2019, respectively. There were no RSUs forfeited during the six months ended June 30, 2020 and 20,000 RSUs forfeited during the six months ended June 30, 2019. All RSUs outstanding at June 30, 2020 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled.  At June 30, 2020 and December 31, 2019, the Company had unrecognized compensation expense of $9.7 million and $5.5 million, respectively, related to RSUs.  The unrecognized compensation expense at June 30, 2020 is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock

The Company granted 79,545 shares of restricted common stock during the three and six months ended June 30, 2020, and the Company did not grant any shares of restricted common stock during the six months ended June 30, 2019. At June 30, 2020, the Company did not have any unvested shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments in respect of such instruments of approximately $276,000 during the six months ended June 30, 2020 and approximately $256,000 and $497,000 during the three and six months ended June 30, 2019, respectively.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
RSUs	$1,554	$2,439	$2,827	$3,436
Total	$1,554	$2,439	$2,827	$3,436

(b)  Employment Agreements

At June 30, 2020, the Company had employment agreements with four of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019	2020	2019
Non-employee directors	$347	$39	$(1,558)	$325
Total	$347	$39	$(1,558)	$325

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2020 and December 31, 2019 that had not been distributed and the Company’s associated liability for such deferrals at June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$1,975	$940	$2,349	$3,071
Total	$1,975	$940	$2,349	$3,071

(1)  Represents the cumulative amounts that were deferred by participants through June 30, 2020 and December 31, 2019, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended June 30, 2020 and 2019, the Company recognized expenses for matching contributions of $120,000 and $125,000, respectively, and $240,000 and $229,000 for the six months ended June 30, 2020 and 2019, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

For Agency MBS, the valuation methodology of the Company’s third-party pricing services incorporate commonly used market pricing methods, trading activity observed in the marketplace and other data inputs.  The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: collateral vintage, coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds.  Management analyzes pricing data received from third-party pricing services and compares it to other indications of fair value including data received from repurchase agreement counterparties and its own observations of trading activity observed in the marketplace. The Company’s Agency MBS are classified as Level 2 in the fair value hierarchy. During the quarter ended June 30, 2020, the Company sold its remaining holdings of Agency MBS.

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

The Company’s Legacy Non-Agency MBS, RPL/NPL MBS and CRT securities are valued using various market data points as described above, which management considers directly or indirectly observable parameters.  Accordingly, these securities are

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

classified as Level 2 in the fair value hierarchy. As of June 30, 2020, the Company has sold substantially all of its holdings of Legacy Non-Agency MBS and substantially reduced its holdings of other Non-Agency MBS and CRT securities.

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

Swaps

As previously disclosed, in response to the turmoil in the financial markets resulting from the COVID-19 pandemic experienced during the three months ended March 31, 2020, the Company unwound all of its Swap hedging transactions late in the first quarter in order to recover previously posted margin. Prior to their termination, valuations provided by the central clearing house were used for purposes of determining the fair value of the Company’s Swaps. Such valuations obtained were tested with internally developed models that applied readily observable market parameters.  Swaps were classified as Level 2 in the fair value hierarchy.

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

Financing Agreements, at Fair Value

Financing agreements with non-mark-to-mark collateral provisions, financing agreements with mark-to-mark collateral provisions, and the senior secured credit agreement were entered into on June 26, 2020. No significant changes occurred in the interest rate or other relevant markets between June 26 and June 30, 2020. As a result, management believes that the estimated fair values of such financing agreements as of June 30, 2020 were unchanged since June 26, 2020. The estimated fair value of the senior secured credit agreement was determined by management based on a valuation received from a third party that specializes in providing valuations on financial instruments.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2020 and December 31, 2019, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at June 30, 2020

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$—	$1,200,981	$1,200,981
Non-Agency MBS	—	54,237	—	54,237
CRT securities	—	94,106	—	94,106
Term notes backed by MSR-related collateral	—	224,782	—	224,782
Total assets carried at fair value	$—	$373,125	$1,200,981	$1,574,106
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$2,036,597	$—	$2,036,597
Agreements with mark-to-market collateral provisions	—	1,656,248	—	1,656,248
Senior secured credit agreement	—	480,959	—	480,959
Other	—	20,520	—	20,520
Total liabilities carried at fair value	$—	$4,194,324	$—	$4,194,324

Fair Value at December 31, 2019

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$—	$1,381,583	$1,381,583
Non-Agency MBS	—	2,063,529	—	2,063,529
Agency MBS	—	1,664,582	—	1,664,582
CRT securities	—	255,408	—	255,408
Term notes backed by MSR-related collateral	—	1,157,463	—	1,157,463
Total assets carried at fair value	$—	$5,140,982	$1,381,583	$6,522,565

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Changes in Level 3 Assets Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and six months ended June 30, 2020 and 2019 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2020	2019 (1)	2020	2019 (1)
Balance at beginning of period	$1,243,792	$1,512,337	$1,381,583	$1,471,263
Purchases and capitalized advances (2)	4,679	5,299	8,198	135,388
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	2,010	21,188	(72,546)	20,128
Collection of principal, net of liquidation gains/(losses)	(28,608)	(43,072)	(52,412)	(74,823)
Sales and repurchases	(18,225)	(898)	(18,530)	(1,216)
Transfer to REO	(2,667)	(56,027)	(45,312)	(111,913)
Balance at end of period	$1,200,981	$1,438,827	$1,200,981	$1,438,827

(1)	Excludes approximately $87.0 million of residential whole loans held at fair value for which the closing of the purchase transaction had not occurred as of June 30, 2019.

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

The following table presents additional information for the three and six months ended June 30, 2019 about the Company’s investments in term notes backed by MSR-related collateral, which were classified as Level 3 prior to September 30, 2019 and measured at fair value on a recurring basis:

	Term Notes Backed by MSR-Related Collateral
	Three Months Ended June 30,	Six Months Ended June 30,
(In Thousands)	2019	2019
Balance at beginning of period	$753,594	$538,499
Purchases	353,970	573,136
Collection of principal	(4,392)	(8,976)
Changes in unrealized gains	2,854	3,367
Balance at end of period	$1,106,026	$1,106,026

The Company did not transfer any assets or liabilities from one level to another during the three and six months ended June 30, 2020 and 2019.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of June 30, 2020 and December 31, 2019:

	June 30, 2020
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$677,172	Discounted cash flow	Discount rate	4.7%	4.2-8.0%
			Prepayment rate	3.8%	0.0-8.0%
			Default rate	5.5%	0.0-34.1%
			Loss severity	12.8%	0.0-100.0%

	$523,535	Liquidation model	Discount rate	8.1%	6.6-50.0%
			Annual change in home prices	0.2%	(4.0)-6.9%
			Liquidation timeline (in years)	2.0	0.8-4.8
			Current value of underlying properties (3)	$698	$5-$4,500
Total	$1,200,707

	December 31, 2019
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$829,842	Discounted cash flow	Discount rate	4.2%	3.8-8.0%
			Prepayment rate	4.5%	0.7-18.0%
			Default rate	4.0%	0.0-23.0%
			Loss severity	12.9%	0.0-100.0%

	$551,271	Liquidation model	Discount rate	8.0%	6.2-50.0%
			Annual change in home prices	3.7%	2.4-8.0%
			Liquidation timeline (in years)	1.8	0.1-4.5
			Current value of underlying properties (3)	$684	$10-$4,500
Total	$1,381,113

(1) Excludes approximately $274,000 and $470,000 of loans for which management considers the purchase price continues to reflect the fair value of such loans at June 30, 2020 and December 31, 2019, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $375,000 and $365,000 as of June 30, 2020 and December 31, 2019, respectively.

Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in the fair value of residential whole loans. Loans valued using a discounted cash flow

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2020 and December 31, 2019:

	June 30, 2020	June 30, 2020		December 31, 2019
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Residential whole loans, at carrying value	3	$4,676,530	$4,651,188	$6,069,370	$6,248,745
Residential whole loans, at fair value	3	1,200,981	1,200,981	1,381,583	1,381,583
Non-Agency MBS	2	54,237	54,237	2,063,529	2,063,529
Agency MBS	2	—	—	1,664,582	1,664,582
CRT securities	2	94,106	94,106	255,408	255,408
MSR-related assets (1)	2 and 3	254,228	255,036	1,217,002	1,217,002
Cash and cash equivalents	1	666,172	666,172	70,629	70,629
Restricted cash	1	7,680	7,680	64,035	64,035
Financial Liabilities (2):
Financing agreements with non-mark-to-market collateral provisions	2	2,036,597	2,036,597	—	—
Financing agreements with mark-to-market collateral provisions	2	1,656,248	1,656,248	9,139,821	9,156,209
Senior secured credit agreement	2	480,959	480,959	—	—
Securitized debt	2	516,102	498,114	570,952	575,353
Convertible senior notes	2	224,563	202,465	223,971	244,088
Senior notes	1	96,887	89,551	96,862	103,231

(1)
Includes $29.4 million and $59.5 million of MSR-related assets that are measured at fair value on a non-recurring basis that are classified as Level 3 in the fair value hierarchy at June 30, 2020 and December 31, 2019, respectively.

(2)	Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the six months ended June 30, 2020 and 2019, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $59.2 million and $131.6 million, respectively, at the time of foreclosure. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s loan securitization transactions as of June 30, 2020 and December 31, 2019:

(Dollars in Thousands)	June 30, 2020		December 31, 2019
Aggregate unpaid principal balance of residential whole loans sold	$1,290,029		$1,290,029
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$829,817		$802,817
Outstanding amount of Senior Bonds, at carrying value	$495,582	(1)	$570,952	(1)
Outstanding amount of Senior Bonds, at fair value	$20,520		$—
Weighted average fixed rate for Senior Bonds issued	3.79%	(2)	3.68%	(2)
Weighted average contractual maturity of Senior Bonds	29 years	(2)	30 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$248,174		$275,174
Cash received	$821,175		$802,815

(1)	Net of $2.5 million and $2.9 million of deferred financing costs at June 30, 2020 and December 31, 2019, respectively.

(2)
At June 30, 2020 and December 31, 2019, $451.7 million and $493.2 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by 300 basis points or more at 36 months from issuance if the bond is not redeemed before such date.

(3)	Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three months ended June 30, 2020, the Company issued Senior Bonds with a current face of $27.0 million to third-party investors for proceeds of $18.4 million. The Senior Bonds issued by the Company during the three months ended June 30, 2020 are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of issuance.

As of June 30, 2020 and December 31, 2019, as a result of the transactions described above, securitized loans with a carrying value of approximately $181.4 million and $186.4 million are included in “Residential whole loans, at carrying value,” securitized loans with a fair value of approximately $506.7 million and $567.4 million are included in “Residential whole loans, at fair value,” and REO with a carrying value approximately $98.7 million and $137.8 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of June 30, 2020 and December 31, 2019, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $516.1 million and $571.0 million, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets.  The holders of the securitized

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of June 30, 2020 and December 31, 2019 are a total of $5.9 billion and $7.4 billion, respectively, of residential whole loans, of which approximately $4.7 billion and $6.1 billion, respectively, are reported at carrying value and $1.2 billion and $1.4 billion, respectively, are reported at fair value. These assets, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

16. Subsequent Events

Reinstatement and Declaration of Dividends on Series B Preferred Stock and Series C Preferred Stock

On July 1, 2020, the Company announced that its Board of Directors (the “Board”) had reinstated the payment of dividends on its outstanding Series B Preferred Stock and Series C Preferred Stock. In accordance with the terms of the Series B Preferred Stock, the Board approved and the Company declared a preferred stock dividend of $0.93750 per share. This dividend was payable on July 31, 2020, to Series B Preferred stockholders of record as of July 15, 2020. As a result of the payment of this dividend, the Company has paid in full all accumulated but unpaid dividends on the Series B Preferred Stock, and the next quarterly dividend payable in respect of the Series B Preferred Stock will, subject to approval by the Board and declaration by the Company, be for the quarter ending, and payable on, September 30, 2020.

In addition, in accordance with the terms of the Series C Preferred Stock, the Board has approved and the Company declared a preferred stock dividend of $0.53264 per share. This dividend was payable on July 31, 2020, to Series C Preferred stockholders of record as of July 15, 2020. The dividend with respect to the Series C Preferred Stock is the first dividend being paid by the Company in respect of the Series C Preferred Stock and is a "long first dividend" payable in respect of the period commencing on March 2, 2020, the date of original issue of the Series C Preferred Stock, and ending on, and including, June 30, 2020. As a result of the payment of this dividend, the Company has paid in full all accumulated but unpaid dividends on the Series C Preferred Stock, and the next quarterly dividend payable in respect of the Series C Preferred Stock will, subject to approval by the Board and declaration by the Company, be for the quarter ending, and payable on, September 30, 2020.

Declaration of Common Stock Dividend

On August 6, 2020, the Company declared a regular cash dividend of $0.05 per share of common stock.  The dividend will be paid on October 30, 2020, to stockholders of record on September 30, 2020.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: risks related to the ongoing spread of the novel coronavirus and the COVID-19 pandemic, including its effects on the general economy and our business, financial position and results of operations (including, among other potential effects, increased delinquencies and greater than expected losses in our whole loan portfolio); changes in interest rates and the market (i.e., fair) value of our residential whole loans, MBS and other assets; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in its portfolio and could require us to reinvest the proceeds received by it as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans in our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on residential whole loans and the extent of prepayments, realized losses and changes in the composition of our residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; targeted or expected returns on our investments in recently-originated loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing cost associated with such investments; risks associated with our investments in MSR-related assets, including servicing, regulatory and economic risks, risks associated with our investments in loan originators, and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

As discussed below, related to the impact of the unprecedented conditions created by the COVID-19 pandemic, during the second quarter we continued to engage in asset sales and take other actions that significantly changed our asset composition. In particular, we have sold our remaining Agency MBS and substantially all of our Legacy Non-Agency MBS portfolio, and substantially reduced our investments in MSR-related assets and CRT securities. As a result of these actions, our primary investment asset as of June 30, 2020 is our residential whole loan portfolio. During the quarter, we entered into a $500 million senior secured credit agreement to stabilize our financial position and liquidity. In addition, in conjunction with our exit from forbearance arrangements with lenders, we entered into several new asset-backed financing arrangements and renegotiated financing arrangements for certain assets with existing lenders, that resulted in us essentially refinancing the majority of our investment portfolio.

At June 30, 2020, we had total assets of approximately $7.6 billion, of which $5.9 billion, or 78%, represented residential whole loans acquired through interests in certain trusts established to acquire the loans. Our Purchased Performing Loans, which as of June 30, 2020 comprised approximately 68% of our residential whole loans, include: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). In addition, at June 30, 2020, we had approximately $148.3 million in investments in residential mortgage securities, which represented approximately 2% of our total assets.  At such date, this portfolio included $94.1 million of CRT securities and $54.2 million of Non-Agency MBS which were primarily comprised of RPL/NPL MBS. At June 30, 2020, our investments in MSR-related assets were $254.2 million, or 3% of our total assets. Our MSR-related assets include term notes whose cash flows are considered to be largely dependent on MSR collateral and loan participations to provide financing to mortgage originators that own MSRs. Our remaining investment-related assets, which represent approximately 7% of our total assets at June 30, 2020, were primarily comprised of REO, capital contributions made to loan origination partners, other interest-earning assets and MBS and loan-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income and the market value of our assets, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive residential mortgage assets.  Changes in these factors, or uncertainty in the market regarding the potential for changes in these factors, can result in significant changes in the value and/or performance of our investment portfolio. Further, our GAAP results may be impacted by market volatility, resulting in changes in market values of certain financial instruments for which changes in fair value are recorded in net income each period, such as CRT securities and certain residential whole loans. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds, the behavior of which involves various risks and uncertainties.  Interest rates and conditional prepayment rates (or CPRs) (which measure the amount of unscheduled principal prepayment on an asset as a percentage of the asset balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With the adoption in January 2020 of new accounting standards for the measurement and recognition of credit losses, and given the extent of current and anticipated future investments in residential whole loans, our financial results are impacted by estimates of credit losses that are required to be recorded when loans that are not accounted for at fair value through net income are acquired or originated, as well as changes in these credit loss estimates that will be required to be made periodically.

With respect to our business operations, increases in interest rates, in general, may over time cause:  (i) the interest expense associated with our borrowings to increase; (ii) the value of certain of our residential mortgage assets and, correspondingly, our stockholders’ equity to decline; (iii) coupons on our adjustable-rate assets to reset, on a delayed basis, to higher interest rates; (iv)

prepayments on our assets to decline, thereby slowing the amortization of purchase premiums and the accretion of our purchase discounts, and slowing our ability to redeploy capital to generally higher yielding investments; and (v) the value of our derivative hedging instruments, if any, and, correspondingly, our stockholders’ equity to increase.  Conversely, decreases in interest rates, in general, may over time cause:  (i) the interest expense associated with our borrowings to decrease; (ii) the value of certain of our residential mortgage assets and, correspondingly, our stockholders’ equity to increase; (iii) coupons on our adjustable-rate assets, on a delayed basis, to lower interest rates; (iv) prepayments on our assets to increase, thereby accelerating the amortization of purchase premiums and the accretion of our purchase discounts, and accelerating the redeployment of our capital to generally lower yielding investments; and (v) the value of our derivative hedging instruments, if any, and, correspondingly, our stockholders’ equity to decrease.  In addition, our borrowing costs and credit lines are further affected by the type of collateral we pledge and general conditions in the credit market.

Our investments in residential mortgage assets, expose us to credit risk, meaning that we are generally subject to credit losses due to the risk of delinquency, default and foreclosure on the underlying real estate collateral.  Our investment process for credit sensitive assets focuses primarily on quantifying and pricing credit risk. With respect to investments in Purchased Performing Loans, we believe that sound underwriting standards, including low LTVs at origination, significantly mitigate our risk of loss. Further, we believe the discounted purchase prices paid on certain non performing and Purchased Credit Deteriorated Loans mitigate our risk of loss in the event that, as we expect on most such investments, we receive less than 100% of the par value of these investments.

Premiums arise when we acquire an MBS at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value) or when we acquire residential whole loans at a price in excess of their aggregate principal balance.  Conversely, discounts arise when we acquire an MBS at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums, which are primarily carried on certain of our CRT securities and Non-QM loans, are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets.

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of a loan, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended June 30, 2020, the weighted average CPR on our Non-QM loan portfolio was 16.6%.

It is generally our business strategy to hold our residential mortgage assets as long-term investments.  On at least a quarterly basis, excluding investments for which the fair value option has been elected or for which specialized loan accounting is otherwise applied, we assess our ability and intent to continue to hold each asset and, as part of this process, we monitor our residential mortgage securities and MSR-related assets that are designated as AFS for impairment. A change in our ability and/or intent to continue to hold any of these securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.  At June 30, 2020, we had net unrealized gains on our Non-Agency MBS of $1.0 million, comprised of gross unrealized gains of $7.3 million and gross unrealized losses of $6.4 million.

Our residential mortgage investments have longer-term contractual maturities than our financing liabilities.  Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments.  In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which in the past have generally been comprised of Swaps. The majority of our Swap derivative instruments have generally been designated as cash-flow hedges against a portion of our then current and forecasted LIBOR-based repurchase agreements.  Following the significant interest rate decreases that occurred late in the first quarter of 2020, we unwound all of our Swap transactions at the end of the first quarter.

Recent Market Conditions and Our Strategy

Second quarter 2020 Portfolio Activity and impact on financial results:

At June 30, 2020, our residential mortgage asset portfolio, which includes residential whole loans and REO, residential mortgage securities and MSR-related assets, was approximately $6.6 billion compared to $10.0 billion at March 31, 2020. Beginning in mid-March 2020, conditions related to the COVID-19 pandemic created unprecedented market volatility, widening of spreads and related liquidity pressure as counterparties sought higher margin requirements. As a result, and as pricing dislocations in markets for residential mortgage assets accelerated in the last two weeks of March 2020, we sold approximately $2.1 billion of residential mortgage securities and residential whole loans to generate liquidity, satisfy margin calls and reduce our financial leverage.

During the second quarter, we sold our remaining Agency MBS and substantially all of our Legacy Non-Agency MBS portfolio. In addition, we substantially reduced our investments in MSR-related assets and CRT securities. These sales resulted in us realizing gains of $177.5 million on the securities sold. In addition, we sold certain residential whole loans in order to repay lending counterparties that previously financed the acquisition of those assets. These sales resulted in realized losses of $128.1 million. However, after the reversal of a $70.2 million valuation allowance that was recorded at the end of the first quarter on certain loans that were designated as held-for-sale, the resulting net loss for the second quarter on the sale of loans was $57.9 million.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended June 30, 2020:

(In Millions)	March 31, 2020	Runoff (1)	Sales	Other (2)	June 30, 2020	Change
Residential whole loans and REO	$7,371	$(412)	$(974)	$241	$6,226	$(1,145)
RPL/NPL MBS	80	(2)	(50)	24	52	(28)
MSR-related assets	738	(6)	(522)	44	254	(484)
CRT securities	254	(4)	(232)	76	94	(160)
Legacy Non-Agency MBS	1,040	(22)	(853)	(162)	3	(1,037)
Agency MBS	553	(14)	(532)	(7)	—	(553)
Totals	$10,036	$(460)	$(3,163)	$216	$6,629	$(3,407)

(1)	Primarily includes principal repayments, cash collections on Purchased Credit Deteriorated Loans and sales of REO.

(2)
Primarily includes changes in fair value, net premium amortization/discount accretion and adjustments to record lower of cost or estimated fair value adjustments on REO. Also includes an adjustment to reflect the closing of a loan purchase transaction that was entered into in a prior period.

At June 30, 2020, our total recorded investment in residential whole loans and REO was $6.2 billion, or 93.9% of our residential mortgage asset portfolio. Of this amount, (i) $4.7 billion is presented as Residential whole loans, at carrying value (of which $4.0 billion were Purchased Performing Loans and $658.4 million were Purchased Credit Deteriorated Loans, and (ii) $1.2 billion is presented as Residential whole loans, at fair value, in our consolidated balance sheets. For the three months ended June 30, 2020, we recognized approximately $69.4 million of income on Residential whole loans, at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 5.15% (excluding servicing costs), with Purchased Performing Loans generating an effective yield of 5.17% and Purchased Credit Impaired Loans generating an effective yield of 5.07%. In addition, we recorded a net gain on residential whole loans measured at fair value through earnings of $20.3 million in Other Income, net in our consolidated statements of operations for the three months ended June 30, 2020. At June 30, 2020 and March 31, 2020, we had REO with an aggregate carrying value of $348.5 million and $411.5 million, respectively, which is included in Other assets on our consolidated balance sheets. During the three months ended June 30, 2020, we sold Non-QM loans with an amortized cost of $955.4 million, realizing a loss of $127.2 million. Upon the completion of the sale, a previously established valuation allowance of $70.2 million was reversed, partially offsetting the realized loss. Additionally, during the three months ended June 30, 2020, we sold certain Residential whole loans, at fair value with an unpaid principal balance of $24.1 million, realizing net losses of $0.8 million.

During the three months ended June 30, 2020, economic conditions continued to be materially adversely effected by the unprecedented conditions resulting from the COVID-19 pandemic, including increases in unemployment rates and declines in business activity related to widespread business closures and shifts in consumer demand. In response to the financial impact of the COVID-19 pandemic on borrowers, and in compliance with various federal and state guidelines, we have generally offered short-term forbearance plans to borrowers who were contractually current at the time the pandemic started to impact the economy.

Under the terms of such plans, borrowers were granted up to a three-month payment holiday, with payments required to resume at the conclusion of the plan. In certain instances, missed payments were deferred to the maturity of the related loan, with a corresponding change to the loan’s next payment due date. In other instances, next payment due dates were not changed, and all delinquent payments were contractually due at the conclusion of the payment holiday. While the majority of the loans granted forbearance have resumed making payments at the conclusion of such plans, a number of borrowers continue to be impacted financially by the COVID-19 pandemic and have not yet resumed payments. However, as a result of the nature and timing of the plans offered, certain borrowers who continue to be impacted financially by the COVID-19 pandemic were considered contractually current at June 30, 2020. As a result, it is possible that such loans may be reported as delinquent or on non-accrual status in future periods. As of June 30, 2020, we had granted forbearance plans to approximately to 21.4% of our Residential whole loans at carrying value and 17.2% of our Residential whole loans at fair value.

During the three months ended June 30, 2020, we sold our remaining investments in Agency MBS for $535.7 million, realizing gains of $3.6 million, and we disposed of substantially all of our Legacy Non-Agency MBS for $1.0 billion, realizing net gains of $163.8 million. As of June 30, 2020, our RPL/NPL MBS portfolio totaled $52.0 million. During the three months ended June 30, 2020, we sold $37.0 million of these securities, realizing a loss of $12.7 million. The net yield on our RPL/NPL MBS portfolio was 5.93% for the three months ended June 30, 2020, compared to 4.98% for the three months ended June 30, 2019.  In addition, our investments in MSR-related assets at June 30, 2020 totaled $254.2 million. During the three months ended June 30, 2020, we sold $574.9 million of term notes backed by MSR-related collateral, realizing a gain of $53.3 million. The net yield on our MSR-related assets was 9.96% for the three months ended June 30, 2020, compared to 5.34% for the three months ended June 30, 2019. Our investments in CRT securities totaled $94.1 million at June 30, 2020. During the three months ended June 30, 2020, we sold $207.4 million of CRT securities, realizing a loss of $25.0 million.

As previously disclosed, we adopted the new accounting standard addressing the measurement of credit losses on financial instruments (CECL) on January 1, 2020. With respect to our residential whole loans held at carrying value, CECL requires that reserves for credit losses be estimated at the reporting date based on life of loan expected cash flows, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions. For the second quarter, a reversal of the provision for credit and valuation losses of $85.4 million was recorded on residential whole loans held at carrying value. Of this amount, $70.2 million related to loans sold during the quarter and $15.2 million was primarily due to changes in certain forecasted macro-economic assumptions for the short to medium term. The total allowance for credit losses recorded on residential whole loans held at carrying value at June 30, 2020 was $136.6 million. In addition, as of June 30, 2020, CECL reserves for credit losses totaling approximately $2.1 million were recorded related to undrawn commitments on loans held at carrying value.

In addition, following a further evaluation of the anticipated impact of the COVID-19 pandemic on economic conditions for the short- to medium-term on the value of the Company’s investments in certain loan originators, additional impairment charges of $7.1 million were recorded on certain of these investments during the three months ended June 30, 2020. As these investments include equity and debt investments in several private entities for which limited pricing transparency exists, particularly in light of the anticipated economic disruption associated with the COVID-19 pandemic, valuation and associated impairment considerations for these investments require significant judgment.

Our GAAP book value per common share increased to $4.51 as of June 30, 2020 from $4.34 as of March 31, 2020. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark to market gains on our residential whole loans held at carrying value, was $4.46 as of June 30, 2020, an increase from $4.09 as of March 31, 2020. Increases in GAAP and Economic book value during the second quarter reflect the broad recovery of asset prices for residential mortgage assets and the fact that we did not declare any dividends during the period ended June 30, 2020. For additional information regarding the calculation of Economic book value per share including a reconciliation to GAAP book value per share, refer to page 86 under the heading “Economic Book Value”.

New and renegotiated financing arrangements and our exit from forbearance

During the first quarter of 2020, and related to the impact of the unprecedented conditions created by the COVID-19 pandemic, we experienced unusually high margin calls from lenders. Shortly thereafter, we entered into forbearance arrangements with certain of our lenders, while management focused on taking actions to bolster and stabilize our balance sheet, improve our liquidity position and renegotiate the financing associated with our remaining investments. On June 26, 2020, we completed the funding of a $500 million senior secured term loan with certain funds, accounts and/or clients managed by affiliates of Apollo Global Management, Inc. (together with such funds and accounts, “Apollo”) and affiliates of Athene Holding Ltd. (“Athene”), to which Apollo provides asset management and advisory services. In addition, we also closed on the funding of a non-mark-to-market, term borrowing facility with Barclays, Athene and Apollo, pursuant to which the lenders have provided financing in an aggregate amount of approximately $1.6 billion. Also, we closed on additional non-mark-to-market, term financing facilities with Athene, Apollo and Credit Suisse, totaling approximately $475 million of additional financing. These facilities are secured by certain of our mortgage loans and other assets. Following the completion of the financing transactions discussed above, all outstanding margin calls with the counterparties to our repurchase agreement financing arrangements were satisfied and we exited from the forbearance arrangements with lenders, in some cases on modified terms and conditions. In connection with these transactions, we also issued warrants to lenders to purchase 37,039,106 shares of our common stock.

With the completion of the various financing transactions and our exit from forbearance, we have repositioned our balance sheet with more durable funding for our investment assets and significantly increased our liquidity. After giving effect to these transactions, as of June 30, 2020, approximately 65%, or $3.0 billion, of our debt financing (including securitization indebtedness) is comprised of longer-term, non-mark-to market indebtedness, thereby reducing our reliance on shorter-term, mark-to-market repurchase financing arrangements. Together with the other actions that we have taken over the past several months to increase liquidity and reduce leverage, as of June 30, 2020, we had total cash balances of approximately $673.9 million and a debt to equity ratio of approximately 2.0:1.

Information About Our Assets

The table below presents certain information about our asset allocation at June 30, 2020:

ASSET ALLOCATION

(Dollars in Millions)	Residential Whole Loans, at Carrying Value (1)		Residential Whole Loans, at Fair Value		Non-Agency MBS		Credit Risk Transfer Securities		MSR-Related Assets		Other, net (2)		Total
Fair Value/Carrying Value	$4,677		$1,201		$54		$94		$254		$1,253		$7,533
Financing Agreements with non-mark-to-market collateral provisions	(1,779)		(258)		—		—		—		—		(2,037)
Financing Agreements with mark-to-market collateral provisions	(1,190)		(196)		(31)		(54)		(147)		(38)		(1,656)
Less Senior secured credit agreement	—		—		—		—		—		(481)		(481)
Less Securitized Debt	(117)		(399)		—		—		—		—		(516)
Less Convertible Senior Notes	—		—		—		—		—		(225)		(225)
Less Senior Notes	—		—		—		—		—		(97)		(97)
Net Equity Allocated	$1,591		$348		$23		$40		$107		$412		$2,521
Debt/Net Equity Ratio (3)	1.9	x	2.5	x	1.3	x	1.4	x	1.4	x		2.0	x

(1)
Includes $2.5 billion of Non-QM loans, $832.9 million of Rehabilitation loans, $487.3 million of Single-family rental loans, $155.1 million of Seasoned performing loans, and $658.4 million of Purchased Credit Deteriorated Loans. At June 30, 2020, the total fair value of these loans is estimated to be approximately $4.7 billion.

(2)	Includes cash and cash equivalents and restricted cash, other assets and other liabilities.

(3)	Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements noted above as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at June 30, 2020. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Deteriorated Loans (2)	Residential Whole Loans, at Fair Value
Amount due:
Within one year	$738,329	$722	$4,521
After one year:
Over one to five years	162,163	4,496	5,139
Over five years	3,186,114	721,295	1,191,321
Total due after one year	$3,348,277	$725,791	$1,196,460
Total residential whole loans	$4,086,606	$726,513	$1,200,981

(1)	Excludes an allowance for credit losses of $68.5 million at June 30, 2020.

(2)	Excludes an allowance for credit losses of $68.1 million at June 30, 2020.

The following table presents, at June 30, 2020, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)	Purchased Credit Deteriorated Loans (1)(3)	Residential Whole Loans, at Fair Value (1)
Interest rates:
Fixed	$1,138,987	$493,252	$859,905
Adjustable	2,209,290	232,539	336,555
Total	$3,348,277	$725,791	$1,196,460

(1)	Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of June 30, 2020.

(2)	Excludes an allowance for credit losses of $68.5 million at June 30, 2020.

(3)	Excludes an allowance for credit losses of $68.1 million at June 30, 2020.

Residential Mortgage Securities

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at June 30, 2020 and December 31, 2019. During the three months ended June 30, 2020, we disposed of substantially all of our investments in Legacy Non-Agency MBS:

(In Thousands)	June 30, 2020	December 31, 2019
Non-Agency MBS
Face/Par	$62,361	$2,195,303
Fair Value	54,237	2,063,529
Amortized Cost	53,262	1,668,088
Purchase Discount Designated as Credit Reserve	(669)	(436,598)
Purchase Discount Designated as Accretable	(8,430)	(90,617)

The following table presents information with respect to the yield components of our Non-Agency MBS for the three months ended June 30, 2020 and 2019. During the three months ended June 30, 2020, we disposed of substantially all of our investments in Legacy Non-Agency MBS:

	Three Months Ended June 30, 2020		Three Months Ended June 30, 2019
	Legacy Non-Agency MBS	RPL/NPL MBS	Legacy Non-Agency MBS	RPL/NPL MBS
Non-Agency MBS
Coupon Yield (1)	6.06%	5.58%	6.91%	4.98%
Effective Yield Adjustment (2)	7.78	0.35	4.39	—
Net Yield	13.84%	5.93%	11.30%	4.98%

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

CRT Securities

At June 30, 2020, our total investment in CRT securities was $94.1 million, with a net unrealized gain of $8.6 million, a weighted average yield of 6.17% and a weighted average time to maturity of 18.9 years. At December 31, 2019, our total investment in CRT securities was $255.4 million, with a net unrealized gain of $6.2 million, a weighted average yield of 4.18% and weighted average time to maturity of 10.3 years.

During the three months ended June 30, 2020, we significantly reduced our holdings of CRT securities and sold certain CRT securities for $207.4 million, realizing losses of $25.0 million. The net income impact of these sales, after reversal of previously unrealized losses on CRT securities on which we had elected the fair value option, was a gain of approximately $11.6 million.

Agency MBS

During the three months ended June 30, 2020, we disposed of our remaining investments in Agency MBS for $535.7 million, realizing gains of $3.6 million. At December 31, 2019, our total investment in Agency MBS was $1.7 billion, with a net unrealized loss of $3.4 million, a weighted average coupon of 3.83%.

MSR-Related Assets

At June 30, 2020 and December 31, 2019, we had $224.8 million and $1.2 billion, respectively, of term notes issued by SPVs that have acquired the rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. At June 30, 2020, these term notes had an amortized cost of $184.3 million, net unrealized gains of $40.5 million, a weighted average yield of 12.87% and a weighted average term to maturity of 9.7 years. During the three months ended June 30, 2020, we significantly reduced our holdings of MSR-related assets and sold certain term notes for $574.9 million, realizing gains of $53.3 million. At December 31, 2019, these term notes had an amortized cost of $1.2 billion, gross unrealized losses of approximately $5.2 million, a weighted average yield of 4.75% and a weighted average term to maturity of 5.3 years.

During the year ended December 31, 2019, we participated in a loan where we committed to lend $100.0 million of which approximately $31.8 million was drawn at June 30, 2020. At June 30, 2020, the coupon paid by the borrower on the drawn amount is 5.26%, the remaining term associated with the loan is 2 months and the remaining commitment period on any undrawn amount is 2 months. The borrower has an option to extend the term of the loan and the commitment period for an additional twelve months.

Tax Considerations

Current period estimated taxable income

We estimate that for the six months ended June 30, 2020, our taxable income was approximately $63.3 million. After taking into consideration dividends payable on our Series B and Series C Preferred stock, which were reinstated and declared on July 1, 2020, we estimate that we have undistributed taxable income of approximately $72.7 million, or $0.16 per share. We have until the filing of our 2019 tax return (due not later than October 15, 2020) to declare the distribution of any 2019 REIT taxable income not previously distributed.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Among the provisions in this wide-ranging law are protections for homeowners experiencing financial difficulties due to the COVID-19 pandemic, including forbearance provisions and procedures. Borrowers with federally backed mortgage loans, regardless of delinquency status, may request loan forbearance for a six-month period, which could be extended for another six-month period if necessary. Federally backed mortgage loans are loans secured by first- or subordinate-liens on 1-4 family residential real property, including individual units of condominiums and cooperatives, which are insured or guaranteed pursuant to certain government housing programs, such as by the Federal Housing Administration, Federal Housing Administration, or U.S. Department of Agriculture, or are purchased or securitized by Fannie Mae or Freddie Mac. The CARES Act also includes a temporary 60 day foreclosure moratorium that applies to federally backed mortgage loans, which lasted until July 24, 2020. However, the moratorium has been extended to August 31, 2020 by Fannie Mae, Federal Housing Administration and the U.S. Department of Agriculture. Some states and local jurisdictions have also implemented moratoriums on foreclosures.

Results of Operations

Quarter Ended June 30, 2020 Compared to the Quarter Ended June 30, 2019

General

For the second quarter of 2020, we had net income available to our common stock and participating securities of $88.4 million, or $0.19 per basic and diluted common share, compared to net income available to common stock and participating securities of $89.3 million, or $0.20 per basic and diluted common share, for the second quarter of 2019. Following the unprecedented disruption in residential mortgage markets, due to concerns related to the COVID-19 pandemic, that was experienced late in first quarter and into the second quarter of 2020, Management focused on taking actions to bolster and stabilize our balance sheet, improve our liquidity position and renegotiate the financing associated with our remaining investments. During the second quarter, we sold our remaining Agency MBS and substantially all of our Legacy Non-Agency MBS portfolio and substantially reduced our investments in MSR-related assets and CRT securities. In addition, as we had entered into forbearance agreements with the majority of our remaining lenders that were in place for most of the second quarter, our financing costs were dramatically increased during this period. The combination of the impact of asset sales and higher financing costs during the forbearance period resulted in the significant reduction in net interest income from our investments. During the second quarter, we also incurred unusually high professional services and other costs in connection with negotiating forbearance arrangements with our lenders, entering into new financing arrangements and reinstating prior financing arrangements on the exit from forbearance. In addition, in the current period, losses on terminated Swaps that had previously been designated as hedges for accounting purposes were transferred from OCI to earnings, and we recorded lower gains on our residential whole loans measured at fair value through earnings. These decreases were partially offset by net unrealized gains on residential mortgage securities measured at fair value through earnings and higher overall net realized gains on sales of residential mortgage securities and residential whole loans. Further, we recorded a reversal of a portion of our provision for credit losses on residential whole loans held at carrying value of $15.2 million (which includes a reversal of our provision for credit losses on undrawn commitments of $1.4 million), as we adjusted certain macro-economic inputs to our loan loss estimates.

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

For the second quarter of 2020, our net interest spread and margin were (0.90)% and 0.02%, respectively, compared to a net interest spread and margin of 1.90% and 2.29%, respectively, for the second quarter of 2019. We had net interest expense of $0.6 million for the second quarter of 2020 compared to net interest income of $59.9 million for the second quarter of 2019. For the second quarter of 2020, net interest income for our residential mortgage securities and MSR portfolio decreased by approximately $36.7 million compared to the second quarter of 2019, primarily due to lower average amounts invested in these securities due to portfolio sales in the current and prior quarter. In addition, net interest income includes lower net interest income from residential whole loans held at carrying value of approximately $20.0 million compared to the second quarter of 2019. This decrease was primarily due to higher funding costs incurred as a result of entering into forbearance agreements and an increase in our average borrowings to finance our residential whole loans at carrying value portfolio as well as lower yields earned on these assets, which was partially offset by higher average amounts invested in these assets. We also incurred approximately $2.7 million higher interest expense in the current period on our Convertible Senior Notes that were issued in June 2019. Net interest expense for the second quarter of 2020 also includes $13.0 million of interest expense associated with residential whole loans held at fair value, reflecting a $1.3 million increase in borrowing costs related to these investments compared to the second quarter of 2019, as a result of entering into forbearance agreements. Coupon interest income received from residential whole loans held at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended June 30, 2020 and 2019.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended June 30,
	2020			2019
(Dollars in Thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Residential whole loans, at carrying value (1)	$5,389,515	$69,427	5.15%	$4,048,613	$57,879	5.72%
Agency MBS (2)	45,057	(10)	(0.09)	2,439,397	15,274	2.50
Legacy Non-Agency MBS (2)	59,243	2,050	13.84	1,323,463	37,384	11.30
RPL/NPL MBS (2)	88,001	1,305	5.93	1,175,754	14,643	4.98
Total MBS	192,301	3,345	6.96	4,938,614	67,301	5.45
CRT securities (2)	134,462	1,630	4.85	402,804	5,094	5.06
MSR-related assets (2)	391,020	9,741	9.96	924,016	12,338	5.34
Cash and cash equivalents (3)	364,286	60	0.07	204,912	1,036	2.02
Other interest-earning assets	132,735	3,165	9.54	88,430	1,287	5.82
Total interest-earning assets	6,604,319	87,368	5.29	10,607,389	144,935	5.47
Total non-interest-earning assets	1,573,857			2,443,917
Total assets	$8,178,176			$13,051,306

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Collateralized financing agreements (4)(5)	$4,736,611	$76,128	6.36%	$8,621,895	$75,890	3.48%
Securitized debt (6)	538,245	5,193	3.82	645,972	5,936	3.64
Convertible Senior Notes	224,130	3,893	6.94	68,776	1,206	6.94
Senior Notes	96,879	2,013	8.31	96,831	2,012	8.31
Senior Secured Credit Agreement	26,426	764	11.44	—	—	—
Total interest-bearing liabilities	5,622,291	87,991	6.19	9,433,474	85,044	3.57
Total non-interest-bearing liabilities	95,585			207,745
Total liabilities	5,717,876			9,641,219
Stockholders’ equity	2,460,300			3,410,087
Total liabilities and stockholders’ equity	$8,178,176			$13,051,306

Net interest income/net interest rate spread (7)		$(623)	(0.90)%		$59,891	1.90%
Net interest-earning assets/net interest margin (8)	$982,028		0.02%	$1,173,915		2.29%

(1)	Excludes residential whole loans held at fair value that are reported as a component of total non-interest-earning assets.

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

(4)
Collateralized financing agreements include the following: Secured term notes, Non-mark-to-market term-asset based financing and repurchase agreements. For additional information, see Note 6, included under Item 1 of this Quarterly Report on Form 10-Q.

(5)	Average cost of financing agreements includes the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration.

(6)	Includes both Securitized debt, at carrying value and Securitized debt, at fair value.

(7)	Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.

(8)	Net interest margin reflects annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2020
	Compared to
	Three Months Ended June 30, 2019
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans, at carrying value (1)	$17,709	$(6,161)	$11,548
Residential mortgage securities	(68,593)	1,173	(67,420)
MSR-related assets	(9,580)	6,983	(2,597)
Cash and cash equivalents	458	(1,434)	(976)
Other interest-earning assets	826	1,052	1,878
Total net change in income from interest-earning assets	$(59,180)	$1,613	$(57,567)

Interest-bearing liabilities:
Residential whole loan at carrying value financing agreements	$15,263	$16,535	$31,798
Residential whole loan at fair value financing agreements	(1,455)	3,369	1,914
Residential mortgage securities repurchase agreements	(43,689)	11,020	(32,669)
MSR-related assets repurchase agreements	(4,114)	3,494	(620)
Other repurchase agreements	(343)	158	(185)
Securitized debt	(1,028)	285	(743)
Convertible Senior Notes and Senior Notes	2,652	36	2,688
Senior Secured Credit Agreement	764	—	764
Total net change in expense from interest-bearing liabilities	$(31,950)	$34,897	$2,947
Net change in net interest income	$(27,230)	$(33,284)	$(60,514)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
June 30, 2020	(0.90)%	0.02%
March 31, 2020	1.82	2.20
December 31, 2019	2.33	2.68
September 30, 2019	1.82	2.19
June 30, 2019	1.90	2.29

(1)	Reflects the difference between the yield on average interest-earning assets and average cost of funds.

(2)	Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans, at carrying value for the quarterly periods presented:

	Purchased Performing Loans			Purchased Credit Deteriorated Loans			Total Residential Whole Loans, at Carrying Value
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
June 30, 2020	5.17%	6.34%	(1.17)%	5.07%	6.03%	(0.96)%	5.15%	6.30%	(1.15)%
March 31, 2020	5.10	3.44	1.66	4.84	3.39	1.45	5.07	3.43	1.64
December 31, 2019	5.24	3.61	1.63	5.79	3.51	2.28	5.31	3.59	1.72
September 30, 2019	5.55	3.92	1.63	5.76	3.79	1.97	5.58	3.90	1.68
June 30, 2019	5.71	4.22	1.49	5.75	3.98	1.77	5.72	4.17	1.55

(1)	Reflects annualized interest income on Residential whole loans, at carrying value divided by average amortized cost of Residential whole loans, at carrying value. Excludes servicing costs.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements and securitized debt. Total Residential whole loans, at carrying value cost of funding includes 3, 5, 3, and 5 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019, respectively. Cost of funding for the quarter ended June 30, 2020 includes the impact of amortization of $10.7 million of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 116 basis points for Purchased Performing Loans, 107 basis points for Purchased Credit Deteriorated Loans, and 115 basis points for total Residential whole loans, at carrying value. At June 30, 2020, following the closing of certain financing transactions and the Company’s exit from forbearance arrangements, and an evaluation of the Company’s anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring. In addition, cost of funding for the quarter ended June 30, 2020 is significantly higher than prior periods as it reflects default interest and/or higher rates charged by lenders while the Company was under a forbearance agreement.

(3)	Reflects the difference between the net yield on average Residential whole loans, at carrying value and average cost of funds on Residential whole loans, at carrying value.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)
June 30, 2020	(0.09)%	4.91%	(5.00)%	13.84%	2.63%	11.21%	5.93%	8.38%	(2.45)%	6.96%	5.38%	1.58%
March 31, 2020	2.32	2.51	(0.19)	10.55	3.13	7.42	5.21	2.56	2.65	5.54	2.78	2.76
December 31, 2019	2.38	2.33	0.05	14.76	3.18	11.58	5.17	2.78	2.39	6.76	2.70	4.06
September 30, 2019	2.32	2.47	(0.15)	10.32	3.24	7.08	5.18	3.18	2.00	5.28	2.86	2.42
June 30, 2019	2.50	2.56	(0.06)	11.30	3.30	8.00	4.98	3.39	1.59	5.45	2.95	2.50

(1)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency MBS cost of funding includes 0, 78, 36, 1, and (9) basis points and Legacy Non-Agency MBS cost of funding includes 0, 52, 24, 1, and (14) basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended June 30, 2020, March 31, 2020, December 31, 2019, September 30, 2019 and June 30, 2019, respectively. Cost of funding for the quarter ended June 30, 2020 includes the impact of amortization of $278,000 of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 174 basis points for total RPL/NPL MBS. At June 30, 2020, following the closing of certain financing transactions and the Company’s exit from forbearance arrangements, and an evaluation of the Company’s anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring.

(3)	Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our residential whole loans held at carrying value increased by $11.5 million, or 20.0%, for the second quarter of 2020, to $69.4 million compared to $57.9 million for the second quarter of 2019. This increase primarily reflects a $1.3 billion increase in the average balance of this portfolio to $5.4 billion for the second quarter of 2020 from $4.0 billion for the second quarter of 2019 partially offset by a decrease in the yield (excluding servicing costs) to 5.15% for the second quarter of 2020 from 5.72% for the second quarter of 2019.

Due to previously discussed asset sales, the average amortized cost of our residential mortgage securities portfolio decreased $5.0 billion to $326.8 million for the second quarter of 2020 from $5.3 billion for the second quarter of 2019 and interest income on our residential mortgage securities portfolio decreased $67.4 million to $5.0 million for the second quarter of 2020 from $72.4 million for the second quarter of 2019. In addition, interest income on our MSR-related assets decreased $2.6 million to $9.7 million for the second quarter of 2020 from $12.3 million for the second quarter of 2019 primarily reflecting a $533.0 million decrease in the average amortized cost of this portfolio to $391.0 million for the second quarter of 2020 from $924.0 million for the second quarter of 2019, partially offset by an increase in the yield on this portfolio to 9.96% for the second quarter of 2020 from 5.34% for the second quarter of 2019. The increase in yield noted in the second quarter was as a result of the impairment charges taken in the first quarter of 2020 that resulted in an adjustment to the amortized cost of these assets.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the quarterly periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Quarter Ended	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	3 Month Average Bond CPR (4)
June 30, 2020	3.57%	(0.09)%	N/M	6.06%	13.84%	N/M	5.58%	5.93%	N/M
March 31, 2020	3.57	2.32	12.6%	6.83	10.55	13.6%	4.96	5.21	34.4%
December 31, 2019	3.63	2.38	18.1	6.88	14.76	16.4	5.07	5.17	18.8
September 30, 2019	3.73	2.32	18.6	6.92	10.32	14.9	5.18	5.18	18.2
June 30, 2019	3.76	2.50	18.3	6.91	11.30	15.7	4.98	4.98	16.1

(1)
Reflects the annualized coupon interest income divided by the average amortized cost. The discounted purchase price on Legacy Non-Agency MBS causes the coupon yield to be higher than the pass-through coupon interest rate.

(2)	Reflects annualized interest income on MBS divided by average amortized cost of MBS.

(3)
3 month average CPR weighted by positions as of the beginning of each month in the quarter. Given significant levels of asset sales for the quarter ended June 30, 2020, that are not expected to recur, 3 month average CPR for the quarter ended June 30, 2020 is not a meaningful comparison.

(4)	All principal payments are considered to be prepayments for CPR purposes.

Interest Expense

Our interest expense for the second quarter of 2020 increased by $2.9 million, or 3.5%, to $88.0 million from $85.0 million for the second quarter of 2019.  This increase primarily reflects higher funding costs, due to entering into forbearance agreements for the majority of the quarter and an increase in our average borrowings to finance our residential whole loans held at carrying value. In addition in the current quarter we incurred higher interest expense of $2.7 million on our Convertible Senior Notes issued in June 2019. The impact of these items on our interest expense was partially offset by a decrease in our average repurchase agreement borrowings to finance our residential mortgage securities and MSR-related assets portfolio. The effective interest rate paid on our borrowings increased to 6.19% for the quarter ended June 30, 2020 from 3.57% for the quarter ended June 30, 2019.

Provision for Credit and Valuation Losses on Residential Whole Loans Held at Carrying Value and Held-for-Sale

For the second quarter of 2020, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $15.2 million (which includes a reversal of our provision for credit losses on undrawn commitments of $1.4 million), as we adjusted certain macro-economic inputs to our loan loss estimates, compared to a provision of $385,000 for the second quarter of 2019. Further, the valuation allowance of $70.2 million of certain loans that were designated for sale at the end of the first quarter was reversed as this sale of loans was completed in the second quarter.

Other Income, net

For the second quarter of 2020, Other Income, net increased $19.5 million, or 34.3%, to $76.4 million compared to $56.9 million for the second quarter of 2019.  The components of Other Income, net for the second quarter of 2020 and 2019 are summarized in the table below:

	Quarter Ended June 30,
(In Thousands)	2020	2019
Net unrealized gain on residential mortgage securities measured at fair value through earnings	$64,438	$—
Transfer from OCI of loss on swaps previously designated as hedges for accounting purposes	(49,857)	—
Net realized gain on sales of residential mortgage securities and residential whole loans	49,485	7,710
Net gain on residential whole loans measured at fair value through earnings	20,320	51,473
Impairment losses on loan originator investments	(5,094)	—
Liquidation gains on Purchased Credit Deteriorated Loans and other loan related income	1,303	4,237
Other	(4,238)	(6,558)
Total Other Income, net	$76,357	$56,862

Operating and Other Expense

For the second quarter of 2020, we had compensation and benefits and other general and administrative expenses of $16.2 million, or 2.64% of average equity, compared to $13.8 million, or 1.62% of average equity, for the second quarter of 2019.  Compensation and benefits expense increased by approximately $737,000 to $8.6 million for the second quarter of 2020, compared to $7.8 million for the second quarter of 2019, primarily reflecting higher headcount and additional expense in connection with long term incentive awards in the current year period. Our other general and administrative expenses increased by $1.7 million to $7.7 million for the quarter ended June 30, 2020, compared to $5.9 million for the second quarter of 2019, primarily due to the write-off of certain internally developed software and deferred financing costs, and higher corporate insurance costs, partially offset by lower Directors compensation costs as the annual grant of equity awards to non-employee Directors pursuant to the director compensation program occurred in the third quarter of 2020 rather than in the second quarter as was the case in the prior year period. In addition, in the current quarter we also incurred professional services and other costs of $40.0 million related to negotiating forbearance arrangements with our lenders, entering into new financing arrangements and reinstating prior financing arrangements on the exit from forbearance.

Operating and Other Expense for the second quarter of 2020 also includes $8.3 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses decreased compared to the prior year period by approximately $1.2 million, or 12.7%, primarily due to lower servicing fees on our residential whole loan and REO portfolios. and lower loan acquisition related expenses than the prior year period.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)(3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Dividend Payout Ratio (5)	Leverage Multiple (6)	Book Value per Share of Common Stock (7)	Economic Book Value per Share of Common Stock (8)
June 30, 2020	4.33%	15.70%	30.08%	0.00	2.0	$4.51	$4.46
March 31, 2020	(26.72)	(26.58)	24.99	0.00	3.4	4.34	4.09
December 31, 2019	2.92	11.90	25.48	0.95	3.0	7.04	7.44
September 30, 2019	2.79	11.24	25.80	1.00	2.8	7.09	7.41
June 30, 2019	2.74	10.91	26.13	1.00	2.8	7.11	7.40

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	For the quarter ended March 31, 2020, the amount calculated reflects the quarterly net income divided by average total stockholders’ equity.

(4)	Reflects total average stockholders’ equity divided by total average assets.

(5)	Reflects dividends declared per share of common stock divided by earnings per share.

(6)	Represents the sum of our borrowings under financing agreements and payable for unsettled purchases divided by stockholders’ equity.

(7)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

(8)
“Economic book value” is a non-GAAP financial measure of our financial position. To calculate our Economic book value, our portfolios of Residential whole loans at carrying value are adjusted to their fair value, rather than the carrying value that is required to be reported under the GAAP accounting model applied to these loans. For additional information please refer to page 86 under the heading “Economic Book Value”.

Six Month Period Ended June 30, 2020 Compared to the Six Month Period Ended June 30, 2019

General

For the six months ended June 30, 2020, we had a net loss available to our common stock and participating securities of $825.8 million, or $1.82 per basic and diluted common share, compared to net income available to common stock and participating securities of $174.4 million, or $0.39 per basic common share and $0.38 per diluted common share, for the six months ended June 30, 2019. Following the unprecedented disruption in residential mortgage markets due to concerns related to the COVID-19 pandemic that was experienced late in first quarter and into the second quarter of 2020, management was focused on taking actions to bolster and stabilize our balance sheet, improve our liquidity position and renegotiate the financing associated with our remaining investments. During the second quarter, we sold our remaining Agency MBS and substantially all of our Legacy Non-Agency MBS portfolio and substantially reduced our investments in MSR-related assets and CRT securities. In addition, as we had entered into forbearance agreements with the majority of our remaining lenders that were in place for most of the second quarter, our financing costs were dramatically increased during this period. The combination of the impact of asset sales and higher financing costs during the forbearance period resulted in the significant reduction in net interest income from our investments. During the six months ended June 30, 2020, we also incurred unusually high professional services and other costs in connection with negotiating forbearance arrangements with our lenders, entering into new financing arrangements and reinstating prior financing arrangements on the exit from forbearance. In addition, in the second quarter, losses on terminated Swaps that had previously been designated as hedges for accounting purposes were transferred from OCI to earnings, and we recorded impairment losses on securities available-for-sale, net realized losses on sales of residential mortgage securities and residential whole loans, net losses on our residential whole loans measured at fair value through earnings, and unrealized losses on residential mortgage securities measured at fair value through earnings. Further, we recorded a provision for credit losses on residential whole loans held at carrying value of $65.3 million, which includes a provision for credit losses on undrawn commitments of $2.1 million, during the six months ended June 30, 2020.

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

For the six months ended June 30, 2020, our net interest spread and margin were 0.85% and 1.40%, respectively, compared to a net interest spread and margin of 1.94% and 2.35%, respectively, for the six months ended June 30, 2019. Our net interest income decreased by $60.7 million, or 49.9%, to $61.1 million for the six months ended June 30, 2020, from $121.8 million for the six months ended June 30, 2019.  For the six months ended June 30, 2020, net interest income for our residential mortgage securities portfolio decreased by approximately $50.0 million compared to the six months ended June 30, 2019, primarily due to lower average amounts invested in these securities due to portfolio sales in the current period. In addition net interest income includes lower net interest income from residential whole loans held at carrying value of approximately $5.7 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 primarily due to higher funding costs as a result of entering into forbearance agreements and lower yields earned on our residential whole loans at carrying value portfolio, partially offset by higher average amounts invested in these assets. We also incurred approximately $6.6 million higher interest expense on our Convertible Senior Notes issued in June 2019. In addition, net interest income for the six months ended June 30, 2020 also includes $22.6 million of interest expense associated with residential whole loans held at fair value, reflecting a $0.1 million increase in borrowing costs related to these investments compared to the six months ended June 30, 2019. Coupon interest income received from residential whole loans held at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the six months ended June 30, 2020 and 2019.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Six Months Ended June 30,
	2020			2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Residential whole loans, at carrying value (1)	$5,987,026	$152,913	5.11%	$3,710,832	$107,499	5.79%
Agency MBS (2)	786,047	8,852	2.25	2,552,855	33,715	2.64
Legacy Non-Agency MBS (2)	535,527	28,739	10.73	1,377,439	74,800	10.86
RPL/NPL MBS (2)	268,895	7,166	5.33	1,264,362	31,228	4.94
Total MBS	1,590,469	44,757	5.63	5,194,656	139,743	5.38
CRT securities (2)	217,266	4,592	4.23	422,060	11,294	5.35
MSR-related assets (2)	794,488	23,948	6.03	856,735	22,958	5.36
Cash and cash equivalents (3)	285,593	546	0.38	180,743	1,800	1.99
Other interest-earning assets	131,341	6,072	9.25	89,036	2,593	5.82
Total interest-earning assets	9,006,183	232,828	5.17	10,454,062	285,887	5.47
Total non-interest-earning assets	1,925,848			2,472,736
Total assets	$10,932,031			$12,926,798

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Collateralized financing agreements (4)(5)	$6,985,216	$148,826	4.21%	$8,453,196	$146,699	3.45%
Securitized debt (6)	548,126	10,355	3.74	660,743	12,142	3.65
Convertible Senior Notes	224,101	7,780	6.94	34,578	1,206	6.94
Senior Notes	96,873	4,025	8.31	96,825	4,023	8.31
Senior Secured Credit Agreement	13,213	764	11.44	—	—	—
Total interest-bearing liabilities	7,867,529	171,750	4.32	9,245,342	164,070	3.53
Total non-interest-bearing liabilities	124,255			267,952
Total liabilities	7,991,784			9,513,294
Stockholders’ equity	2,940,247			3,413,504
Total liabilities and stockholders’ equity	$10,932,031			$12,926,798

Net interest income/net interest rate spread (7)		$61,078	0.85%		$121,817	1.94%
Net interest-earning assets/net interest margin (8)	$1,138,654		1.40%	$1,208,720		2.35%

(1)	Excludes residential whole loans held at fair value that are reported as a component of total non-interest-earning assets.

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

(4)
Collateralized financing agreements include the following: Secured term notes, Non-mark-to-market term-asset based financing, and repurchase agreements. For additional information, see Note 6, included under Item 1 of this Quarterly Report on Form 10-Q.

(5)	Average cost of repurchase agreements includes the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration.

(6)	Includes both Securitized debt, at carrying value and Securitized debt, at fair value.

(7)	Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.

(8)	Net interest margin reflects annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30, 2020
	Compared to
	Six Months Ended June 30, 2019
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans, at carrying value (1)	$59,398	$(13,984)	$45,414
Residential mortgage securities	(96,678)	(5,010)	(101,688)
MSR-related assets	(1,746)	2,736	990
Cash and cash equivalents	692	(1,946)	(1,254)
Other interest-earning assets	1,556	1,923	3,479
Total net change in income from interest-earning assets	$(36,778)	$(16,281)	$(53,059)

Interest-bearing liabilities:
Residential whole loan at carrying value financing agreements	$21,742	$30,807	$52,549
Residential whole loan at fair value financing agreements	(438)	1,970	1,532
Residential mortgage securities repurchase agreements	(77,604)	25,925	(51,679)
MSR-related assets repurchase agreements	(427)	483	56
Other repurchase agreements	(772)	441	(331)
Securitized debt	(2,120)	333	(1,787)
Convertible Senior Notes and Senior Notes	5,569	1,007	6,576
Senior Secured Credit Agreement	764	—	764
Total net change in expense of interest-bearing liabilities	$(53,286)	$60,966	$7,680
Net change in net interest income	$16,508	$(77,247)	$(60,739)

(1)	Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans, at carrying value for the periods presented:

	Purchased Performing Loans			Purchased Credit Deteriorated Loans			Total Residential Whole Loans, at Carrying Value
Six Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
June 30, 2020	5.13%	4.79%	0.34%	4.96%	4.68%	0.27%	5.11%	4.78%	0.33%
June 30, 2019	5.80	4.21	1.59	5.76	4.00	1.76	5.79	4.16	1.63

(1)	Reflects annualized interest income on Residential whole loans, at carrying value divided by average amortized cost of Residential whole loans, at carrying value. Excludes servicing costs.

(2)
Reflects annualized interest expense divided by average balance of repurchase agreements and securitized debt. Total Residential whole loans, at carrying value cost of funding includes 49 and 3 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the six months ended June 30, 2020 and 2019, respectively. Cost of funding for the six months ended June 30, 2020 includes the impact of amortization of $12.3 million of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 59 basis points for Purchased Performing Loans, 52 basis points for Purchased Credit Deteriorated Loans, and 59 basis points for total Residential whole loans, at carrying value. At June 30, 2020, following the closing of certain financing transactions and the Company’s exit from forbearance arrangements, and an evaluation of the Company’s anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring.

(3)	Reflects the difference between the net yield on average Residential whole loans, at carrying value and average cost of funds on Residential whole loans, at carrying value.

The following table presents the components of the net interest spread earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS			Total MBS
Six Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
June 30, 2020	2.25%	2.13%	0.12%	10.73%	3.11%	7.62%	5.33%	3.43%	1.90%	5.63%	2.70%	2.93%
June 30, 2019	2.64	2.55	0.09	10.86	3.30	7.56	4.94	3.41	1.53	5.38	2.95	2.43

(1) Reflects annualized interest income on MBS divided by average amortized cost of MBS.
(2) Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency MBS cost of funding includes 33 and (11) basis points and Legacy Non-Agency MBS cost of funding includes 49 and (17) basis points associated with Swaps to hedge interest rate sensitivity on these assets for the six months ended June 30, 2020 and 2019, respectively. Cost of funding for the six months ended June 30, 2020 includes the impact of amortization of $278,000 of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 26 basis points for RPL/NPL MBS. At June 30, 2020, following the closing of certain financing transactions and the Company’s exit from forbearance arrangements, and an evaluation of the Company’s anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring.
(3) Reflects the difference between the net yield on average MBS and average cost of funds on MBS.

Interest Income

Interest income on our residential whole loans held at carrying value increased by $45.4 million, or 42.2%, for the six months ended June 30, 2020 to $152.9 million compared to $107.5 million for the six months ended June 30, 2019. This increase primarily reflects a $2.3 billion increase in the average balance of this portfolio to $6.0 billion for the six months ended June 30, 2020 from $3.7 billion for the six months ended June 30, 2019, partially offset by a decrease in the yield (excluding servicing costs) to 5.11% for the six months ended June 30, 2020 from 5.79% for the six months ended June 30, 2019.

Due to previously discussed asset sales, the average amortized cost of our residential mortgage securities portfolio decreased $3.8 billion to $1.8 billion for the six months ended June 30, 2020 from $5.6 billion for the six months ended June 30, 2019 and interest income on our residential mortgage securities portfolio decreased $101.7 million to $49.3 million for the six months ended June 30, 2020 from $151.0 million for the six months ended June 30, 2019. Interest income on our MSR-related assets increased by $990,000 to $23.9 million for the six months ended June 30, 2020 compared to $23.0 million for the six months ended June 30, 2019. This increase primarily reflects an increase in the yield to 6.03% for the six months ended June 30, 2020 from 5.36% for the six months ended June 30, 2019, partially offset by a $62.2 million decrease in the average balance of these investments for the six months ended June 30, 2020 to $794.5 million compared to $856.7 million for the six months ended June 30, 2019.

The following table presents the coupon yield and net yields earned on our Agency MBS, Legacy Non-Agency MBS and RPL/NPL MBS and weighted average CPRs experienced for such MBS for the periods presented:

	Agency MBS			Legacy Non-Agency MBS			RPL/NPL MBS
Six Months Ended	Coupon Yield (1)	Net Yield (2)	6 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	6 Month Average CPR (3)	Coupon Yield (1)	Net Yield (2)	6 Month Average Bond CPR (4)
June 30, 2020	2.38%	2.25%	11.4%	6.79%	10.73%	10.4%	5.07%	5.33%	24.6%
June 30, 2019	3.73	2.64	15.9	6.84	10.86	14.2	4.92	4.94	13.7

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

Interest Expense

Our interest expense for the six months ended June 30, 2020 increased by $7.7 million, or 4.7%, to $171.8 million, from $164.1 million for the six months ended June 30, 2019.  This increase primarily reflects an increase in our average borrowings to finance residential whole loans held at carrying value and an increase in financing rates on our financing agreements. In addition in the current period we incurred higher interest expense of $6.6 million on our Convertible Senior Notes issued in June 2019. The impact of these items on our interest expense was partially offset by a decrease in our average repurchase agreement borrowings to finance our residential mortgage securities portfolio. The effective interest rate paid on our borrowings increased to 4.32% for the six months ended June 30, 2020, from 3.53% for the six months ended June 30, 2019.

Payments made and/or received on our Swaps designated as hedges for accounting purposes are a component of our borrowing costs and resulted in an increase in interest expense of $3.4 million, or 3 basis points, for the six months ended June 30, 2020, compared to a reduction in interest expense of $1.9 million, or 5 basis points, for the six months ended June 30, 2019.  The weighted average fixed-pay rate on our Swaps designated as hedges decreased to 2.06% for the six months ended June 30, 2020 from 2.33% for the six months ended June 30, 2019.  The weighted average variable interest rate received on our Swaps designated as hedges decreased to 1.63% for the six months ended June 30, 2020 from 2.48% for the six months ended June 30, 2019.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the six months ended June 30, 2020, we recorded a provision for credit losses on residential whole loans held at carrying value of $65.3 million (which includes a provision for credit losses on undrawn commitments of $2.1 million) compared to a provision of $1.2 million for the six months ended June 30, 2019. As previously discussed, on January 1, 2020, we adopted the new accounting standard addressing the measurement of credit losses on financial instruments (CECL). With respect to our residential whole loans held at carrying value, CECL requires that reserves for credit losses are estimated at the reporting date based on life of loan expected cash flows, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions.

Other Income, net

For the six months ended June 30, 2020, Other (Loss)/Income, net decreased by $822.4 million, to a $714.4 million loss, compared to $108.0 million of income for the six months ended June 30, 2019.  The components of Other Income, net for the six months ended June 30, 2020 and 2019 are summarized in the table below:

	Six Months Ended June 30,
(In Thousands)	2020	2019
Impairment and other losses on securities available-for-sale and other assets	$(424,745)	$—
Net realized (loss)/ gain on sales of residential mortgage securities and residential whole loans	(188,895)	32,319
Transfer from OCI of loss on swaps previously designated as hedges for accounting purposes	(49,857)	—
Net gain on residential whole loans measured at fair value through earnings	(32,440)	76,740
Net unrealized (loss)/gain on residential mortgage securities measured at fair value through earnings	(13,523)	8,672
Liquidation gains on Purchased Credit Deteriorated Loans and other loan related income	2,733	7,045
Other	(7,679)	(16,745)
Total Other (Loss)/Income, net	$(714,406)	$108,031

Operating and Other Expense

During the six months ended June 30, 2020, we had compensation and benefits and other general and administrative expenses of $29.7 million, or 2.02% of average equity, compared to $27.0 million, or 1.58% of average equity, for the six months ended June 30, 2019.  Compensation and benefits expense increased $1.1 million to $17.5 million for the six months ended June 30, 2020, compared to $16.4 million for the six months ended June 30, 2019, primarily due to higher headcount and additional expense recognized in connection with long term incentive awards. Our other general and administrative expenses increased by $1.6 million to $12.2 million for the six months ended June 30, 2020 compared to $10.6 million for the six months ended June 30, 2019, primarily due to an increase in the provision for income taxes, write-off of certain internally developed software and deferred financing costs, and higher corporate insurance costs partially offset by lower Directors compensation costs as the annual grant of equity awards to non-employee Directors pursuant to the director compensation program occurred in the third quarter of 2020 rather in the second quarter of the prior year. In addition, in the second quarter we also incurred professional service and other costs of $44.4 million related to negotiating forbearance arrangements with our lenders entering into new financing arrangements and reinstating prior financing arrangements on the exit from forbearance.

Operating and Other Expense during the six months ended June 30, 2020 also includes $19.6 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses decreased compared to the prior year period by approximately $170,000, primarily due to lower servicing fees, largely offset by higher non recoverable advances on our residential whole loan and REO portfolios.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Six Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
June 30, 2020	(15.11)%	(55.26)%	26.90%	0.00	2.0	$4.51
June 30, 2019	2.70	10.66	26.41	1.03	2.8	7.11

(1)	Reflects annualized net income available to common stock and participating securities divided by average total assets.

(2)	Reflects annualized net income divided by average total stockholders’ equity.

(3)	Reflects total average stockholders’ equity divided by total average assets.

(4)	Reflects dividends declared per share of common stock divided by earnings per share.

(5)	Represents the sum of borrowings under our financing agreements, and payable for unsettled purchases divided by stockholders’ equity.

(6)	Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

(In Thousands, Except Per Share Amounts)	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
GAAP Total Stockholders’ Equity	$2,521.1	$2,440.7	$3,384.0	$3,403.4	$3,403.4	$3,404.5
Preferred Stock, liquidation preference	(475.0)	(475.0)	(200.0)	(200.0)	(200.0)	(200.0)
GAAP Stockholders’ Equity for book value per common share	2,046.1	1,965.7	3,184.0	3,203.4	3,203.4	3,204.5
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	(25.3)	(113.5)	182.4	145.8	131.2	92.1

Stockholders’ Equity including fair value adjustment to Residential whole loans, at carrying value (Economic book value)	$2,020.8	$1,852.2	$3,366.4	$3,349.2	$3,334.6	$3,296.7

GAAP book value per common share	$4.51	$4.34	$7.04	$7.09	$7.11	$7.11
Economic book value per common share	$4.46	$4.09	$7.44	$7.41	$7.40	$7.32
Number of shares of common stock outstanding	453.2	453.1	452.4	451.7	450.6	450.5

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depositary shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at June 30, 2020, we had approximately 8.8 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During the six months ended June 30, 2020, we issued 133,366 shares of common stock through our

DRSPP, raising net proceeds of approximately $740,408. During the six months ended June 30, 2020, we did not sell any shares of common stock through the ATM Program.

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

New and renegotiated financing arrangements and exit from forbearance

During the first quarter of 2020, and related to the impact of the unprecedented conditions created by the COVID-19 pandemic, we experienced unusually high margin calls from lenders. Shortly thereafter, we entered into forbearance arrangements with certain of our lenders, while management focused on taking actions to bolster and stabilize our balance sheet, improve our liquidity position and renegotiate the financing associated with our remaining investments. On June 26, 2020, we completed the funding of a $500 million senior secured term loans with certain funds, accounts and/or clients managed by affiliates of Apollo Global Management, Inc. (together with such funds and accounts, “Apollo”) and affiliates of Athene Holding Ltd. (“Athene”), to which Apollo provides asset management and advisory services. In addition, we also closed on the funding of a non-mark-to-market, term borrowing facility with Barclays, Athene and Apollo, pursuant to which the lenders have provided financing in an aggregate amount of approximately $1.6 billion. Also, we closed on additional non-mark-to-market, term financing facilities with Athene, Apollo and Credit Suisse, totaling approximately $475 million of additional financing. These facilities are secured by certain of our mortgage loans and other assets. Following the completion of the financing transactions discussed above, all outstanding margin calls with the counterparties to our repurchase agreement financing arrangements were satisfied and we exited from the forbearance arrangements with lenders, in some cases on modified terms and conditions. In connection with these transactions, we also issued warrants to lenders to purchase 37,039,106 shares of our common stock.

With the completion of the various financing transactions and our exit from forbearance, we have repositioned our balance sheet with more durable funding for our investment assets and significantly increased our liquidity. After giving effect to these transactions, as of June 30, 2020, approximately 65%, or $3.0 billion, of our debt financing (including securitization indebtedness) is comprised of longer-term, non-mark-to market indebtedness, thereby reducing our reliance on shorter-term, mark-to-market repurchase financing arrangements. Together with the other actions that we have taken over the past several months to increase liquidity and reduce leverage, as of June 30, 2020, we had total cash balances of approximately $673.9 million and a debt to equity ratio of approximately 2.0:1.

Repurchase agreement obligations

Our borrowings under repurchase agreements are uncommitted and renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time.  The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association.  In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement.  Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions.

With respect to margin maintenance requirements for repurchase agreements secured by harder to value assets, such as residential whole loans, Non-Agency MBS and MSR-related assets, margin calls are typically determined by our counterparties based on their assessment of changes in the fair value of the underlying collateral and in accordance with the agreed upon haircuts specified in the transaction confirmation with the counterparty.  We address margin call requests in accordance with the required terms specified in the applicable repurchase agreement and such requests are typically satisfied by posting additional cash or collateral on the same business day.  We review margin calls made by counterparties and assess them for reasonableness by comparing the counterparty valuation against our valuation determination.  When we believe that a margin call is unnecessary because our assessment of collateral value differs from the counterparty valuation, we typically hold discussions with the counterparty and are able to resolve the matter.  In the unlikely event that resolution cannot be reached, we will look to resolve the dispute based on the remedies available to us under the terms of the repurchase agreement, which in some instances may include the engagement of a third-party to review collateral valuations.  For certain other agreements that do not include such provisions, we could resolve the matter by substituting collateral as permitted in accordance with the agreement or otherwise request the counterparty to return the collateral in exchange for cash to unwind the financing. For additional information regarding the haircuts regarding our repurchase financings, see Note 6, included under Item 1 of this Quarterly Report on Form 10-Q.

We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements.  As we experienced in the first quarter of 2020, when the value of our residential mortgage assets pledged as collateral experienced rapid decreases, margin calls under our repurchase agreement financing arrangements could increase, causing an adverse change in our liquidity position.  Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms.  Further, when liquidity tightens, our repurchase agreement counterparties may increase their required collateral cushion (or margin) requirements on new financings, including repurchase agreement financings that we roll with the same counterparty, thereby reducing our ability to use leverage.  Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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

At June 30, 2020, we had a total of $5.7 billion of residential whole loans, residential mortgage securities, MSR-related assets and other interest-earning assets and $7.7 million of restricted cash pledged to our financing counterparties. At June 30, 2020, we had access to various sources of liquidity which we estimated exceeded $720.9 million. This amount includes (i) $666.2 million of cash and cash equivalents and (ii) $54.7 million in unused capacity under our financing arrangements. Our sources of liquidity do not include restricted cash. In addition, we have $58.8 million of unencumbered residential whole loans. We are evaluating potential opportunities to finance our residential whole loans, including loan securitization.

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
June 30, 2020	$4,736,610	$3,692,845	$5,024,926	$538,245	$516,102	$541,698
March 31, 2020	9,233,808	7,768,180	9,486,555	558,007	533,733	562,681
December 31, 2019	8,781,646	9,139,821	9,139,821	590,813	570,952	594,458
September 30, 2019	8,654,350	8,571,422	8,833,159	617,689	605,712	621,071
June 30, 2019	8,621,895	8,630,642	8,639,311	645,972	627,487	649,405

(1)
The information presented in the table above excludes $230.0 million of Convertible Senior Notes issued in June 2019, $100.0 million of Senior Notes issued in April 2012, and $500.0 million of a senior secured term loan facility. The outstanding balance of both the Convertible Senior Notes, Senior Notes, and senior secured term loan facility have been unchanged since issuance.

Cash Flows and Liquidity for the Six Months Ended June 30, 2020

Our cash, cash equivalents and restricted cash increased by $539.2 million during the six months ended June 30, 2020, reflecting: $5.4 billion provided by our investing activities, $4.9 billion used in our financing activities and $56.6 million provided by our operating activities.

At June 30, 2020, our debt-to-equity multiple was 2.0 times compared to 3.0 times at December 31, 2019. At June 30, 2020, we had borrowings under asset-backed financing agreements of $3.7 billion, of which $3.4 billion were secured by residential whole loans and $269.7 million were secured by residential mortgage securities, MSR-related assets, and other interest-earning assets. In addition, at June 30, 2020, we had securitized debt of $516.1 million in connection with our loan securitization transactions. At December 31, 2019, we had borrowings under asset-backed financing agreements of $9.1 billion, of which $4.7 billion were secured by residential whole loans, $1.6 billion were secured by Agency MBS, $1.1 billion were secured by Legacy Non-Agency MBS, $495.1 million were secured by RPL/NPL MBS, $203.6 million were secured by CRT securities, $962.5 million were secured by MSR-related assets and $57.2 million were secured by other interest-earning assets. In addition, at December 31, 2019, we had securitized debt of $571.0 million in connection with our loan securitization transactions.

During the six months ended June 30, 2020, $5.4 billion was provided by our investing activities.  We paid $1.3 billion for purchases of residential whole loans, loan related investments and capitalized advances, and purchased $3.9 million of MSR-related assets and $158.7 million of CRT securities funded with cash and repurchase agreement borrowings.  In addition, during the six months ended June 30, 2020, we received cash of $590.9 million from prepayments and scheduled amortization on our MBS, CRT securities and MSR-related assets, of which $137.7 million was attributable to Agency MBS, $409.1 million was from Non-Agency MBS, $39.4 million was attributable to MSR-related assets, and approximately $4.7 million was attributable to CRT securities, and we sold certain of our investment securities, MSR-related assets, and other assets for $3.8 billion, realizing net losses of $85.0 million. While we generally intend to hold our MBS and CRT securities as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. In particular, subsequent to the end of the first quarter, we sold our remaining Agency MBS, substantially all of our Legacy Non-Agency MBS portfolios and substantially reduced our investments in MSR-related assets and CRT securities. During the six months ended June 30, 2020, we received $862.5 million of principal payments on residential whole loans and $113.4 million of proceeds on sales of REO.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
June 30, 2020	$—	$108,999	$108,999	$322,682	$213,683
March 31, 2020	30,187	213,392	243,579	67,343	(176,236)
December 31, 2019	—	26,972	26,972	18,311	(8,661)
September 30, 2019	77,214	35,271	112,485	129,132	16,647
June 30, 2019	26,037	1,019	27,056	7,295	(19,761)

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of June 30, 2020.

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
In general, when interest rates change, borrowing costs on our financing agreements will change more quickly than the yield on our assets. In a rising interest rate environment, the borrowing costs of our repurchase agreements may increase faster than the interest income on our assets, thereby reducing our net income. In order to mitigate compression in net income based on such interest rate movements, we may use Swaps to lock in a portion of the net interest spread between assets and liabilities.

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

We typically use Swaps as part of our overall interest rate risk management strategy. Such derivative financial instruments are intended to act as a hedge against future interest rate increases on our financing transactions. While use of such derivatives does not extend the maturities of our borrowings under repurchase agreements, they do, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreement financings that are hedged.

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

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value over the next 12 months based on the assets in our investment portfolio at June 30, 2020.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at June 30, 2020.

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Securitized and Other Fixed Rate Debt	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$7,272,385	$(48,760)	$7,223,625	$(148,276)	4.50%	(2.01)%
+ 50 Basis Point Increase	$7,360,969	$(57,157)	$7,303,812	$(68,089)	2.78%	(0.92)%
Actual at June 30, 2020	$7,437,454	$(65,553)	$7,371,901	$—	—%	—%
- 50 Basis Point Decrease	$7,501,840	$(73,949)	$7,427,891	$55,990	(4.49)%	0.76%
-100 Basis Point Decrease	$7,554,126	$(82,345)	$7,471,781	$99,880	(7.43)%	1.35%

(1)	Such assets include residential whole loans and REO, MBS and CRT securities, MSR-related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at June 30, 2020.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our securitized and other fixed rate date (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At June 30, 2020, we applied a floor of 0% for all anticipated interest rates included in our assumptions.  Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At June 30, 2020, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 1.67 which is the weighted average of 2.34 for our Residential whole loans, 0.63 for our Non-Agency investments, (1.33) for our securitized debt, and other fixed rate debt, and 0.14 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.65), which is the weighted average of (0.83) for our Residential whole loans, zero for our securitized and other fixed rate debt, zero for our Non-Agency MBS and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Credit Risk

We are exposed to credit risk through our credit sensitive residential mortgage investments, in particular residential whole loans and CRT securities and to a lesser extent our investments in RPL/NPL MBS and MSR-related assets. As discussed above, since the end of the first quarter we have engaged in asset sales and taken other actions that significantly changed our asset composition subsequent to March 31, 2020. In particular, during the second quarter, we sold our remaining Agency MBS and substantially all of our Legacy Non-Agency MBS portfolio and substantially reduced our investments in MSR-related assets and CRT securities. As a result, our primary credit risk currently relates to our residential whole loans.

Our exposure to credit risk from our credit sensitive investments is discussed in more detail below:

Residential Whole Loans

We are exposed to credit risk from our investments in residential whole loans. Our investment process for non-performing and Purchased Credit Deteriorated Loans is focused on quantifying and pricing credit risk. Non-Performing and Purchased Credit Deteriorated Loans are acquired at purchase prices that are generally discounted to the contractual loan balances based on a number of factors, including the impaired credit history of the borrower and the value of the collateral securing the loan. In addition, as we generally own the mortgage-servicing rights associated with these loans, our process is also focused on selecting a sub-servicer with the appropriate expertise to mitigate losses and maximize our overall return. This involves, among other things, performing due diligence on the sub-servicer prior to their engagement as well as ongoing oversight and surveillance. To the extent that delinquencies and defaults on these loans are higher than our expectation at the time the loans were purchased, the discounted purchase price at which the asset is acquired is intended to provide a level of protection against financial loss.

Credit risk on Purchased Performing Loans is mitigated through our process to underwrite the loan before it is purchased and includes an assessment of the borrower’s financial condition and ability to repay the loan, nature of the collateral and relatively low LTV, including after-repair LTV for the majority of our Rehabilitation loans.

The following table presents certain information about our Residential whole loans, at carrying value at June 30, 2020:

	Purchased Performing Loans		Purchased Credit Deteriorated Loans
	Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	Total
Amortized cost	$3,959,898	$126,708	$433,282	$293,231	$4,813,119
Unpaid principal balance (UPB)	$3,897,296	$126,562	$476,834	$361,839	$4,862,531
Weighted average coupon (1)	6.1%	6.5%	4.5%	4.4%	5.9%
Weighted average term to maturity (months)	266	327	270	319	272
Weighted average LTV (2)	63.0%	86.4%	57.1%	108.4%	66.3%
Loans 90+ days delinquent (UPB)	$149,805	$3,879	$51,582	$77,108	$282,374

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

(2)
LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $280.6 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at June 30, 2020:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	35.2%
Florida	13.0%
New York	7.5%
New Jersey	5.4%
Georgia	3.4%

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

Liquidity Risk

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  This risk was particularly pronounced during the first quarter of 2020, as conditions created by the COVID-19 pandemic resulted in us receiving an usually high number of margin calls, negatively impacting our overall liquidity and ultimately leading to us enter into the Forbearance Agreements. For more information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - New and renegotiated financing arrangements and exit from forbearance.”

We pledge residential mortgage assets and cash to secure our financing agreements.  Our financing agreements with mark-to-market collateral provisions require us to pledge additional collateral in the event the market value of the assets pledged decreases, in order maintain the lenders contractually specified collateral cushion, which is measured as the difference between the loan amount and the market value of the asset pledged as collateral. Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position.  Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms.  Further, when liquidity tightens, our repurchase agreement counterparties may increase our collateral cushion (or margin) requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

At June 30, 2020, we had access to various sources of liquidity which we estimate to be in excess of $720.9 million, an amount which includes: (i) $666.2 million of cash and cash equivalents and (ii) $54.7 million in unused capacity under our financing arrangements. Our sources of liquidity do not include restricted cash. In addition, June 30, 2020 we had $58.8 million of unencumbered residential whole loans.

Prepayment Risk

Premiums arise when we acquire an MBS or loan at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value) or when we acquire residential whole loans at a price in excess of their aggregate principal balance.  Conversely, discounts arise when we acquire an MBS or loan at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Premiums paid are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums, which are primarily carried on our Non-QM loans and certain CRT securities, are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets.  Generally, if prepayments on Non-Agency MBS and residential whole loans purchased at significant discounts and not accounted for at fair value are less than anticipated, we expect that the income recognized on these assets will be reduced and impairments and/or credit loss reserves may result.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2020, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2020. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), as supplemented by the risk factors described under “Item 1.A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2020 (the “2020 Q1 Form 10-Q”). There are no material changes from the risk factors set forth in the 2019 10-K and the 2020 Q1 Form 10-Q, except as may be noted below. However, the risks and uncertainties that the Company faces are not limited to those set forth in the 2019 Form 10-K and the 2020 Q1 Form 10-Q. Additional risks and uncertainties not currently known to the Company (or that it currently believes to be immaterial) may also adversely affect the Company’s business and the trading price of our securities.

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

The Company engaged in no share repurchase activity during the second quarter of 2020 pursuant to the Repurchase Program nor did it withhold any restricted shares (under the terms of grants under its Equity Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.

Item 3.  Defaults Upon Senior Securities

As a result of the turmoil in the financial markets resulting from the spread of the novel coronavirus and the global COVID-19 pandemic, on March 25, 2020, in order to preserve liquidity, we revoked our previously announced first quarter 2020 quarterly cash dividends on our Series B Preferred Stock. The Series B Preferred Stock dividend of $0.46875 per share had been declared on February 14, 2020 and was to be paid on March 31, 2020 to stockholders of record as of the close of business March 2, 2020.  On June 3, 2020, we announced that we had likewise determined to suspend our second quarter 2020 quarterly cash dividend on the Series B Preferred Stock and on our 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (the “Series C Preferred Stock”). The payment by us of dividends, with limited exceptions, had been prohibited under the terms of the now-terminated forbearance agreements that we had entered into with our repurchase agreement counterparties second quarter. Unpaid dividends on our Series B Preferred Stock and Series C Preferred Stock accumulate without interest.

As of June 30, 2020, the amount of accrued and unpaid dividends on our Series B Preferred Stock and Series C Preferred Stock was $7.5 million and $5.9 million, respectively.

On July 1, 2020, we announced that our Board of Directors (the “Board”) had reinstated the payment of dividends on our outstanding Series B Preferred Stock and Series C Preferred Stock. In accordance with the terms of the Series B Preferred Stock, the Board declared a preferred stock dividend of $0.93750 per share. This dividend was paid on July 31, 2020, to Series B Preferred stockholders of record as of July 15, 2020. As a result of the payment of this dividend, we have paid in full all accumulated but unpaid dividends on the Series B Preferred Stock.

In addition, in accordance with the terms of the Series C Preferred Stock, the Board declared a preferred stock dividend of $0.53264 per share. This dividend was paid on July 31, 2020, to Series C Preferred stockholders of record as of July 15, 2020. As a result of the payment of this dividend, we have paid in full all accumulated but unpaid dividends on the Series C Preferred Stock.

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

Date: August 6, 2020	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
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

10.6
Reinstatement Agreement, dated as of June 26, 2020, by and among the Company and the several Participating Counterparties thereto (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, filed June 30, 2020 (Commission File No. 1-13991)).

10.7
Credit Agreement, dated June 15, 2020, among MFResidential Assets Holding Corp., the Company, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 30, 2020 (Commission File No. 1-13991)).

10.8
Investment Agreement, dated June 15, 2020, by and between the Company, Omaha Equity Aggregator, L.P. and Athene USA Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, filed June 30, 2020 (Commission File No. 1-13991)).

10.9
Registration Rights Agreement, dated June 26, 2020, by and between the Company, Omaha Equity Aggregator, L.P. and Athene USA Corporation (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, filed June 30, 2020 (Commission File No. 1-13991)) .

10.10	Form of Warrant, dated June 26, 2020 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, filed June 30, 2020 (Commission File No. 1-13991)).

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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