Form 10-Q
period 2020-09-30
MFA FINANCIAL, INC.
filed 2020-11-05
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2020

or
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

453,333,220 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 29, 2020.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)	September 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Residential whole loans:
Residential whole loans, at carrying value ($3,843,153 and $4,847,782 pledged as collateral, respectively) (1)	$4,493,805	$6,069,370
Residential whole loans, at fair value ($705,666 and $794,684 pledged as collateral, respectively) (1)	1,229,664	1,381,583
Allowance for credit losses on residential whole loans held at carrying value	(106,246)	(3,025)
Total residential whole loans, net	5,617,223	7,447,928
Residential mortgage securities, at fair value ($152,765 and $3,966,591 pledged as collateral, respectively)	152,765	3,983,519
Mortgage servicing rights (“MSR”) related assets ($252,183 and $1,217,002 pledged as collateral, respectively)	252,183	1,217,002
Cash and cash equivalents	884,171	70,629
Restricted cash	5,303	64,035
Other assets	571,614	784,251
Total Assets	$7,483,259	$13,567,364

Liabilities:
Financing agreements ($4,080,461 and $0 held at fair value, respectively)	$4,851,121	$10,031,606
Other liabilities	66,482	151,806
Total Liabilities	$4,917,603	$10,183,412

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	—
Common stock, $0.01 par value; 874,300 and 886,950 shares authorized; 453,333 and 452,369 shares issued and outstanding, respectively	4,533	4,524
Additional paid-in capital, in excess of par	3,924,584	3,640,341
Accumulated deficit	(1,408,910)	(631,040)
Accumulated other comprehensive income	45,259	370,047
Total Stockholders’ Equity	$2,565,656	$3,383,952
Total Liabilities and Stockholders’ Equity	$7,483,259	$13,567,364

(1)Includes approximately $568.6 million and $186.4 million of Residential whole loans, at carrying value and $521.2 million and $567.4 million of Residential whole loans, at fair value transferred to consolidated variable interest entities (“VIEs”) at September 30, 2020 and December 31, 2019, respectively. Such assets can be used only to settle the obligations of each respective VIE.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2020	2019	2020	2019
Interest Income:
Residential whole loans held at carrying value	$54,393	$64,226	$207,306	$171,725
Residential mortgage securities	2,329	60,639	51,678	211,676
MSR-related assets	6,241	15,274	30,189	38,232
Other interest-earning assets	3,017	1,679	9,089	4,272
Cash and cash equivalent investments	100	903	646	2,703
Interest Income	$66,080	$142,721	$298,908	$428,608

Interest Expense:
Asset-backed and other collateralized financing arrangements	$50,054	$79,932	$209,998	$238,773
Other interest expense	5,910	5,891	17,716	11,120
Interest Expense	$55,964	$85,823	$227,714	$249,893

Net Interest Income	$10,116	$56,898	$71,194	$178,715

Reversal/(Provision) for credit and valuation losses on residential whole loans and other financial instruments	$27,244	$(347)	$(38,090)	$(1,538)
Net Interest Income after Provision for Credit and Valuation Losses	$37,360	$56,551	$33,104	$177,177

Other Income, net:
Impairment and other losses on securities available-for-sale and other assets	$(221)	$—	$(424,966)	$—
Net realized gain/(loss) on sales of residential mortgage securities and residential whole loans	48	17,708	(188,847)	50,027
Net unrealized gain/(loss) on residential mortgage securities measured at fair value through earnings	91	(695)	(13,432)	7,977
Net gain on residential whole loans measured at fair value through earnings	76,871	40,175	44,431	116,915
Loss on terminated swaps previously designated as hedges for accounting purposes	(7,177)	—	(57,034)	—
Other, net	7,498	5,241	2,370	(4,459)
Other Income/(Loss), net	$77,110	$62,429	$(637,478)	$170,460

Operating and Other Expense:
Compensation and benefits	$11,657	$7,920	$29,134	$24,315
Other general and administrative expense	6,611	5,022	18,656	15,601
Loan servicing, financing and other related costs	8,992	10,439	28,609	30,225
Costs associated with restructuring/forbearance agreement	—	—	44,434	$—
Operating and Other Expense	$27,260	$23,381	$120,833	$70,141

Net Income/(Loss)	$87,210	$95,599	$(725,207)	$277,496
Less Preferred Stock Dividend Requirement	$8,219	$3,750	$21,578	11,250
Net Income/(Loss) Available to Common Stock and Participating Securities	$78,991	$91,849	$(746,785)	$266,246

Basic Earnings/(Loss) per Common Share	$0.17	$0.20	$(1.65)	$0.59
Diluted Earnings/(Loss) per Common Share	$0.17	$0.20	$(1.65)	$0.58

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Net income/(loss)	$87,210	$95,599	$(725,207)	$277,496
Other Comprehensive Income/(Loss):
Unrealized gains on securities available-for-sale	15,082	5,483	408,585	50,085
Reclassification adjustment for MBS sales included in net income	(60)	(14,499)	(389,127)	(36,370)
Reclassification adjustment for impairments included in net income	—	—	(344,269)	—
Derivative hedging instrument fair value changes, net	—	(233)	(50,127)	(30,384)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	(22,652)	—	(22,652)	—
Reclassification adjustment for losses/(gains) related to hedging instruments included in net income	7,176	(685)	72,802	(1,769)
Other Comprehensive Income/(Loss)	(454)	(9,934)	(324,788)	(18,438)
Comprehensive income before preferred stock dividends	$86,756	$85,665	$(1,049,995)	$259,058
Dividends required on preferred stock	(8,219)	(3,750)	(21,578)	(11,250)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$78,537	$81,915	$(1,071,573)	$247,808

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2020
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	8,000	$80	452,369	$4,524	$3,640,341	$(631,040)	$370,047	$3,383,952
Cumulative effect adjustment on adoption of new accounting standard ASU 2016-13	—	—	—	—	—	—	—	(8,326)	—	(8,326)
Net loss	—	—	—	—	—	—	—	(908,995)	—	(908,995)
Issuance of Series C Preferred Stock, net of expenses	11,000	110	—	—	—	—	265,919	—	—	266,029
Issuance of common stock, net of expenses	—	—	—	—	1,106	7	680	—	—	687
Repurchase of shares of common stock (1)	—	—	—	—	(337)	—	(2,652)	—	—	(2,652)
Equity based compensation expense	—	—	—	—	—	—	1,266	—	—	1,266
Accrued dividends attributable to stock-based awards	—	—	—	—	—	—	1,059	—	—	1,059
Change in unrealized gains on MBS, net	—	—	—	—	—	—	—	—	(243,812)	(243,812)
Derivative hedging instrument fair value changes and amortization, net	—	—	—	—	—	—	—	—	(48,533)	(48,533)
Balance at March 31, 2020	11,000	$110	8,000	$80	453,138	$4,531	$3,906,613	$(1,548,361)	$77,702	$2,440,675
Net income	—	—	—	—	—	—	—	96,578	—	96,578
Issuance of common stock, net of expenses	—	—	—	—	106	1	36	—	—	37
Equity based compensation expense	—	—	—	—	—	—	1,709	—	—	1,709
Change in unrealized gains on MBS, net	—	—	—	—	—	—	—	—	(96,021)	(96,021)
Derivative hedging instrument fair value changes and amortization, net	—	—	—	—	—	—	—	—	64,032	64,032
Warrants Issued	—	—	—	—	—	—	14,041	—	—	14,041
Balance at June 30, 2020	11,000	$110	8,000	$80	453,244	$4,532	$3,922,399	$(1,451,783)	$45,713	$2,521,051
Net income	—	—	—	—	—	—	—	87,210	—	87,210
Issuance of common stock, net of expenses	—	—	—	—	89	1	—	—	—	1
Repurchase of shares of common stock (1)	—	—	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	—	—	2,266	—	—	2,266
Accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(81)	—	—	(81)
Dividends declared on common stock ($0.05 per share)	—	—	—	—	—	—	—	(22,667)	—	(22,667)
Dividends declared on Series B Preferred Stock ($1.40625 per share) (2)	—	—	—	—	—	—	—	(11,250)	—	(11,250)
Dividends declared on Series C Preferred Stock ($0.93889 per share) (2)	—	—	—	—	—	—	—	(10,328)	—	(10,328)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(92)	—	(92)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	—	—	15,022	15,022
Derivative hedging instrument fair value changes and amortization, net	—	—	—	—	—	—	—	—	7,176	7,176
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	(22,652)	(22,652)
Balance at September 30, 2020	11,000	$110	8,000	$80	453,333	$4,533	$3,924,584	$(1,408,910)	$45,259	$2,565,656

(1)  For the nine months ended September 30, 2020 includes approximately $2.7 million (337,026 shares) surrendered for tax purposes related to equity-based compensation awards.
(2) Includes reinstated dividends that were unpaid through June 30, 2020, and were paid during the three months ended September 30, 2020 (see Note11(a)).

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2019
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	8,000	$80	449,787	$4,498	$3,623,275	$(632,040)	$420,288	$3,416,101
Net income	—	—	—	—	—	88,857	—	88,857
Issuance of common stock, net of expenses	—	—	1,066	7	544	—	—	551
Repurchase of shares of common stock (1)	—	—	(370)	—	(2,610)	—	—	(2,610)
Equity based compensation expense	—	—	—	—	992	—	—	992
Accrued dividends attributable to stock-based awards	—	—	—	—	435	—	—	435
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(90,097)	—	(90,097)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(256)	—	(256)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	5,094	5,094
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	(10,786)	(10,786)
Balance at March 31, 2019	8,000	$80	450,483	$4,505	$3,622,636	$(637,286)	$414,596	$3,404,531
Net income	—	—	—	—	—	93,040	—	93,040
Issuance of common stock, net of expenses	—	—	139	1	585	—	—	586
Repurchase of shares of common stock (1)	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	2,438	—	—	2,438
Accrued dividends attributable to stock-based awards	—	—	—	—	(260)	—	—	(260)
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(90,124)	—	(90,124)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(276)	—	(276)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	17,637	17,637
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	(20,449)	(20,449)
Balance at June 30, 2019	8,000	$80	450,622	$4,506	$3,625,399	$(638,396)	$411,784	$3,403,373
Net income	—	—	—	—	—	95,599	—	95,599
Issuance of common stock, net of expenses	—	—	1,070	11	7,713	—	—	7,724
Repurchase of shares of common stock (1)	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	1,288	—	—	1,288
Accrued dividends attributable to stock-based awards	—	—	—	—	(260)	—	—	(260)
Dividends declared on common stock ($0.20 per share)	—	—	—	—	—	(90,338)	—	(90,338)
Dividends declared on preferred stock ($0.46875 per share)	—	—	—	—	—	(3,750)	—	(3,750)
Dividends attributable to dividend equivalents	—	—	—	—	—	(276)	—	(276)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	(9,016)	(9,016)
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	(918)	(918)
Balance at September 30, 2019	8,000	$80	451,692	$4,517	$3,634,140	$(637,161)	$401,850	$3,403,426

(1)  For the nine months ended September 30, 2019, includes approximately $2.6 million (370,244 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30,
(In Thousands)	2020	2019

Cash Flows From Operating Activities:
Net (loss)/income	$(725,207)	$277,496
Adjustments to reconcile net income to net cash provided by operating activities:
Losses/(gains) on residential whole loans and real estate owned, net	280,142	(61,125)
Gains on residential mortgage securities and MSR related assets, net	(71,569)	(58,005)
Impairment and other losses on securities available-for-sale and other assets	424,966	—
Losses on terminated swaps previously designated as hedges and other	57,034	—
Accretion of purchase discounts on residential mortgage securities, residential whole loans and MSR-related assets	(27,585)	(45,990)
Amortization of purchase premiums on residential mortgage securities and residential whole loans, and amortization of terminated hedging instruments	40,952	32,085
Provision for credit and valuation losses on residential whole loans and other financial instruments	38,090	—
Net valuation and other non-cash losses included in net income	16,388	22,026
Decrease/(increase) in other assets	459	(24,647)
(Decrease)/increase in other liabilities	(16,919)	11,756
Net cash provided by operating activities	$16,751	$153,596

Cash Flows From Investing Activities:
Purchases of residential whole loans, loan related investments and capitalized advances	$(1,345,422)	$(2,988,229)
Proceeds from sales of residential whole loans	1,521,060	—
Principal payments on residential whole loans	1,261,319	906,072
Principal payments on residential mortgage securities and MSR-related assets	609,758	1,555,449
Proceeds from sales of residential mortgage securities, MSR-related assets, and other assets	3,790,148	735,768
Purchases of residential mortgage securities and MSR-related assets	(163,748)	(837,591)
Proceeds from sales of real estate owned	203,603	81,206
Purchases of real estate owned and capital improvements	(9,334)	(15,671)
Additions to leasehold improvements, furniture and fixtures	(1,425)	(1,351)
Net cash provided by/(used in) investing activities	$5,865,959	$(564,347)

Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(21,401,578)	$(54,103,776)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	13,749,720	54,796,010
Principal payments on financing agreements with non-mark-to-market collateral provisions	(312,638)	—
Proceeds from borrowings under financing agreements with non-mark-to-market collateral provisions	2,036,597	—
Principal payments made on senior secured credit agreement	(18,750)	—
Proceeds from issuance of senior secured credit agreement	480,959	—
Principal payments on securitized debt	(133,450)	(79,350)
Proceeds from issuance of securitized debt	391,154	—
Proceeds from issuance of convertible senior notes	—	223,311
Payments made for settlements and unwinds of Swaps	(88,405)	(47,622)
Proceeds from issuance of series C preferred stock	275,000	—
Payments made for costs related to series C preferred stock issuance	(8,948)	—
Proceeds from issuances of common stock	725	8,861
Proceeds from the issuance of warrants	14,041	—
Dividends paid on preferred stock	(21,578)	(11,250)
Dividends paid on common stock and dividend equivalents	(90,749)	(270,951)
Net cash (used in)/provided by financing activities	$(5,127,900)	$515,233
Net increase in cash, cash equivalents and restricted cash	$754,810	$104,482
Cash, cash equivalents and restricted cash at beginning of period	$134,664	$88,709
Cash, cash equivalents and restricted cash at end of period	$889,474	$193,191

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
Supplemental Disclosure of Cash Flow Information
Interest Paid	$213,318	$237,644

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$74,891	$193,531
Dividends and dividend equivalents declared and unpaid	$22,758	$90,614
Payable for unsettled residential whole loan purchases	$—	$59,524
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2020 and results of operations for all periods presented have been made.  The results of operations for the three and nine months ended September 30, 2020 should not be construed as indicative of the results to be expected for the full year.

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
SEPTEMBER 30, 2020
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
“troubled debt restructurings” if the Company grants a concession to a borrower who is experiencing financial difficulty (including the interpretation of this definition set forth in OCC Bulletin 2020-35).

Charge-offs to the allowance for loan losses occur when losses are confirmed through the receipt of cash or other consideration from the completion of a sale; when a modification or restructuring takes place in which we grant a concession to a borrower or agree to a discount in full or partial satisfaction of the loan; when we take ownership and control of the underlying collateral in full satisfaction of the loan; when loans are reclassified as other investments; or when significant collection efforts have ceased and it is highly likely that a loss has been realized.

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
SEPTEMBER 30, 2020

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
SEPTEMBER 30, 2020
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
SEPTEMBER 30, 2020

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

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at September 30, 2020 and December 31, 2019. At September 30, 2020 and December 31, 2019, the Company had cash and cash equivalents of $884.2 million and $70.6 million, respectively. At September 30, 2020, the Company had $837.6 million of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. As of December 31, 2019, the Company had $39.6 million worth of investments in overnight money market funds. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 7 and 14).

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties in connection with certain of the Company’s Swaps and/or financing agreements that is not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreement and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap and/or financing agreements.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its financing agreements and/or Swaps of $5.3 million and $64.0 million at September 30, 2020 and December 31, 2019, respectively (see Notes 5(c), 6, 7 and 14).

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

(i)  Loan Securitization and Other Debt Issuance Costs

Loan securitization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with various financing transactions completed by the Company.  Other debt issuance and related costs include costs incurred by the Company in connection with issuing its 6.25% Convertible Senior Notes due 2024 (“Convertible Senior Notes”) and its 8% Senior Notes due 2042 (“Senior Notes”). These costs may include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges (unless the debt is recorded at fair value, as discussed below), are included on the Company’s consolidated balance sheets as a direct deduction from the corresponding debt liability. These deferred charges are amortized as an adjustment to interest expense using the effective interest method. For the Convertible Senior Notes and Senior Notes, such costs are amortized over the shorter of the period to the expected or stated legal maturity of the debt instruments. The Company periodically reviews the recoverability of these deferred costs and, in the event an impairment charge is required, such amount will be included in Operating and Other Expense on the Company’s consolidated statements of operations.

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

The Company has elected the fair value option on certain of its financing agreements. These agreements are reported at their fair value, with changes in fair value being recorded in earnings each period (or other comprehensive income, to the extent

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
the change results from a change in instrument specific credit risk), as further detailed in Note 6. Financing costs, including “up front” fees paid at inception related to financing agreements at fair value are expensed as incurred. Interest expense is recorded based on the current interest rate in effect for the related agreement.

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

(m)  Comprehensive Income/(Loss)

The Company’s comprehensive income/(loss) available to common stock and participating securities includes net income, the change in net unrealized gains/(losses) on its AFS securities and derivative hedging instruments (to the extent that such changes are not recorded in earnings), adjusted by realized net gains/(losses) reclassified out of AOCI for sold AFS securities and terminated hedging relationships, as well as the portion of unrealized gains/(losses) on its financing agreements held at fair value related to instrument-specific credit risk, and is reduced by dividends declared on the Company’s preferred stock and issuance costs of redeemed preferred stock.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

In addition, the Company has elected to treat certain of its subsidiaries as TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business is conducted through one or more TRS, the net taxable income earned by its domestic TRS, if any, is subject to corporate income taxation. To maintain the Company’s REIT election, no more than 20% of the value of the Company’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U.S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No net deferred tax benefit was recorded by the Company for the nine months ended September 30, 2020 and 2019, related to the net taxable losses in the TRS, since a valuation allowance for the full amount of the associated deferred tax asset of approximately $75.5 million was recognized as its recovery is not considered more likely than not. The related net operating loss carryforwards generated prior to 2018 will begin to expire in 2034; those generated in 2020, 2019 and 2018 can be carried back to each of the five taxable years preceding the taxable year of such loss and thereafter can be carried forward and do not expire.

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of September 30, 2020, December 31, 2019, or September 30, 2019. As of the date of this filing the Company’s tax returns for tax years 2017 through 2019 are open to examination.

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
SEPTEMBER 30, 2020

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

In addition to the financial instruments that it is required to report at fair value, the Company has elected the fair value option for certain of its financial assets and liabilities at the time of acquisition or issuance. Subsequent changes in the fair value of these financial instruments are generally reported in Other income, net, in the Company’s consolidated statements of operations. A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable (see Notes 2(b), 2(c), 3, 4 and 14).

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
SEPTEMBER 30, 2020
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
SEPTEMBER 30, 2020

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
3.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at September 30, 2020 and December 31, 2019 are approximately $5.6 billion and $7.4 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes.

Residential Whole Loans, at Carrying Value

The following table presents the components of the Company’s Residential whole loans, at carrying value at September 30, 2020 and December 31, 2019:

(Dollars In Thousands)	September 30, 2020	December 31, 2019
Purchased Performing Loans:
Non-QM loans	$2,465,148	$3,707,245
Rehabilitation loans	699,868	1,026,097
Single-family rental loans	479,070	460,742
Seasoned performing loans	147,706	176,569
Total Purchased Performing Loans	3,791,792	5,370,653
Purchased Credit Deteriorated Loans (1)	702,013	698,717
Total Residential whole loans, at carrying value	$4,493,805	$6,069,370
Allowance for credit losses on residential whole loans held at carrying value	(106,246)	(3,025)
Total Residential whole loans at carrying value, net	$4,387,559	$6,066,345

Number of loans	13,754	17,082

(1) The amortized cost basis of Purchased Credit Deteriorated Loans was increased by $62.6 million on January 1, 2020 in connection with the adoption of ASU 2016-13.

The following table presents the components of interest income on the Company’s Residential whole loans, at carrying value for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Purchased Performing Loans:
Non-QM loans	$25,884	$30,258	$112,212	$79,250
Rehabilitation loans	10,863	15,142	39,502	38,331
Single-family rental loans	6,917	5,025	21,528	11,652
Seasoned performing loans	1,945	3,166	6,799	9,461
Total Purchased Performing Loans	45,609	53,591	180,041	138,694
Purchased Credit Deteriorated Loans	8,784	10,635	27,265	33,031
Total Residential whole loans, at carrying value	$54,393	$64,226	$207,306	$171,725

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
The following table presents additional information regarding the Company’s Residential whole loans, at carrying value at September 30, 2020:
September 30, 2020

	Carrying Value	Amortized Cost Basis	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by Amortized Cost Basis
									Past Due Days
(Dollars In Thousands)								Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans (4)	$2,438,395	$2,465,148	$2,397,247	5.87%	352	64%	712	$2,174,935	$74,231	$52,069	$163,913
Rehabilitation loans (4)	677,235	699,868	699,868	7.28	4	63	718	491,343	65,166	22,995	120,364
Single-family rental loans (4)	474,045	479,070	475,072	6.28	319	70	734	439,503	16,111	7,373	16,083
Seasoned performing loans (4)	147,556	147,706	161,257	3.45	173	41	723	136,622	1,406	880	8,798
Purchased Credit Deteriorated Loans (4)(5)	650,328	702,013	812,614	4.45	289	79	N/A	N/M	N/M	N/M	122,478
Residential whole loans, at carrying value, total or weighted average	$4,387,559	$4,493,805	$4,546,058	5.81%	277

December 31, 2019

	Carrying Value	Amortized Cost Basis	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB
									Past Due Days
(Dollars In Thousands)								Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans (4)	$3,706,857	$3,707,245	$3,592,701	5.96%	368	67%	716	$3,492,533	$59,963	$19,605	$20,600
Rehabilitation loans (4)	1,023,766	1,026,097	1,026,097	7.30	8	64	717	868,281	67,747	27,437	62,632
Single-family rental loans (4)	460,679	460,741	457,146	6.29	324	70	734	432,936	15,948	2,047	6,215
Seasoned performing loans	176,569	176,569	192,151	4.24	181	46	723	187,683	2,164	430	1,874
Purchased Credit Impaired Loans (5)	698,474	698,718	873,326	4.46	294	81	N/A	N/M	N/M	N/M	108,998
Residential whole loans, at carrying value, total or weighted average	$6,066,345	$6,069,370	$6,141,421	5.96%	288

(1)Weighted average is calculated based on the interest bearing principal balance of each loan within the related category. For loans acquired with servicing rights released by the seller, interest rates included in the calculation do not reflect loan servicing fees. For loans acquired with servicing rights retained by the seller, interest rates included in the calculation are net of servicing fees.
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $222.2 million and $269.2 million at September 30, 2020 and December 31, 2019, respectively, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68% and 69% at September 30, 2020 and December 31, 2019, respectively. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.
(3)Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.
(4)At September 30, 2020 and December 31, 2019 the difference between the Carrying Value and Amortized Cost Basis represents the related allowance for credit losses.
(5)Purchased Credit Deteriorated Loans tend to be characterized by varying performance of the underlying borrowers over time, including loans where multiple months of payments are received in a period to bring the loan to current status, followed by months where no payments are received. Accordingly, delinquency information is presented for loans that are more than 90 days past due that are considered to be seriously delinquent.

No Residential whole loans, at carrying value were sold during the three months ended September 30, 2020. During the nine months ended September 30, 2020, $1.8 billion of Non-QM loans were sold, realizing losses of $273.0 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential Whole Loans, at Carrying Value:

	Nine Months Ended September 30, 2020
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2019	$388	$2,331	$62	$—	$244	$3,025
Transition adjustment on adoption of ASU 2016-13 (4)	6,904	517	754	19	62,361	70,555
Current provision	26,358	33,213	6,615	230	8,481	74,897
Write-offs	—	(428)	—	—	(219)	(647)
Valuation adjustment on loans held for sale	70,181	—	—	—	—	70,181
Allowance for credit and valuation losses at March 31, 2020	$103,831	$35,633	$7,431	$249	$70,867	$218,011
Current provision/(reversal)	(2,297)	(5,213)	(500)	(25)	(2,579)	(10,614)
Write-offs	—	(420)	—	—	(207)	(627)
Valuation adjustment on loans held for sale	(70,181)	—	—	—	—	(70,181)
Allowance for credit losses at June 30, 2020	$31,353	$30,000	$6,931	$224	$68,081	$136,589
Current provision/(reversal)	(4,568)	(7,140)	(1,906)	(74)	(16,374)	(30,062)
Write-offs	(32)	(227)	—	—	(22)	(281)
Allowance for credit losses at September 30, 2020	$26,753	$22,633	$5,025	$150	$51,685	$106,246

	Nine Months Ended September 30, 2019
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans	Totals
Allowance for credit losses at December 31, 2018	$—	$—	$—	$—	$968	$968
Current provision	—	500	—	—	183	683
Write-offs	—	—	—	—	—	—
Allowance for credit losses at March 31, 2019	$—	$500	$—	$—	$1,151	$1,651
Current provision	—	—	—	—	385	385
Write-offs	—	(50)	—	—	—	(50)
Allowance for credit losses at June 30, 2019	$—	$450	$—	$—	$1,536	$1,986
Current provision	—	—	—	—	347	347
Write-offs	—	(62)	—	—	—	(62)
Allowance for credit losses at September 30, 2019	$—	$388	$—	$—	$1,883	$2,271

(1)In connection with purchased Rehabilitation loans, the Company had unfunded commitments of $73.2 million, with an allowance for credit losses of $1.6 million at September 30, 2020. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 9).
(2)Includes $143.4 million of loans that were assessed for credit losses based on a collateral dependent methodology.
(3)Includes $72.7 million of loans that were assessed for credit losses based on a collateral dependent methodology.
(4)Of the $70.6 million of reserves recorded on adoption of ASU 2016-13, $8.3 million was recorded as an adjustment to stockholders’ equity and $62.4 million was recorded as a “gross up” of the amortized cost basis of Purchased Credit Deteriorated Loans.

The Company adopted ASU 2016-13 (“CECL”) on January 1, 2020 (see Note 2). The anticipated impact of the COVID-19 pandemic on expected economic conditions, including forecasted unemployment, home price appreciation, and prepayment rates, for the short to medium term resulted in significantly increased estimates of credit losses recorded under CECL for the first quarter of 2020 for residential whole loans held at carrying value. As of September 30, 2020, the Company

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
adjusted its estimates related to future rates of unemployment, which resulted in a reversal of the allowance for loan loss in the third quarter. However, the Company continues to anticipate that deteriorated market conditions will continue for an extended period, resulting in increased delinquencies and defaults compared to historical periods. Estimates of credit losses under CECL are highly sensitive to changes in assumptions and current economic conditions have increased the difficulty of accurately forecasting future conditions.

The amortized cost basis of Purchased Performing Loans on nonaccrual status as of September 30, 2020 and December 31, 2019 was $345.6 million and $99.9 million, respectively. The amortized cost basis of Purchased Credit Deteriorated Loans on nonaccrual status as of September 30, 2020 was $148.7 million. Because Purchase Credit Deteriorated Loans were previously accounted for in pools, there were no such loans on nonaccrual status as of December 31, 2019. No interest income was recognized from loans on nonaccrual status during the nine months ended September 30, 2020. At September 30, 2020, there were approximately $134.8 million of loans on nonaccrual status that did not have an associated allowance for credit losses, because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan.

The following table presents certain additional credit-related information regarding our residential whole loans, at carrying value:

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2020	2019	2018	2017	2016	Prior	Total
Non-QM loans
LTV < 80% (1)	$380,729	$1,196,185	$684,404	$74,862	$6,371	$—	$2,342,551
LTV >= 80% (1)	48,082	35,468	29,784	9,111	152	—	122,597
Total Non-QM loans	$428,811	$1,231,653	$714,188	$83,973	$6,523	$—	$2,465,148
Nine Months Ended September 30, 2020 Gross write-offs	$—	$—	$32	$—	$—	$—	$32
Nine Months Ended September 30, 2020 Recoveries	—	—	—	—	—	—	—
Nine Months Ended September 30, 2020 Net write-offs	$—	$—	$32	$—	$—	$—	$32

Rehabilitation loans
LTV < 80% (1)	$36,478	$542,865	$93,973	$7,546	$—	$—	$680,862
LTV >= 80% (1)	1,262	15,496	548	1,700	—	—	19,006
Total Rehabilitation loans	$37,740	$558,361	$94,521	$9,246	$—	$—	$699,868
Nine Months Ended September 30, 2020 Gross write-offs	$—	$13	$1,030	$32	$—	$—	$1,075
Nine Months Ended September 30, 2020 Recoveries	—	—	—	—	—	—	—
Nine Months Ended September 30, 2020 Net write-offs	$—	$13	$1,030	$32	$—	$—	$1,075

Single family rental loans
LTV < 80% (1)	$22,400	$287,103	$140,017	$13,356	$—	$—	$462,876
LTV >= 80% (1)	1,394	14,588	212	—	—	—	16,194
Total Single family rental loans	$23,794	$301,691	$140,229	$13,356	$—	$—	$479,070
Nine Months Ended September 30, 2020 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2020 Recoveries	—	—	—	—	—	—	—
Nine Months Ended September 30, 2020 Net write-offs	$—	$—	$—	$—	$—	$—	$—

Seasoned performing loans
LTV < 80% (1)	$—	$—	$—	$—	$79	$139,538	$139,617
LTV >= 80% (1)	—	—	—	—	—	8,089	8,089
Total Seasoned performing loans	$—	$—	$—	$—	$79	$147,627	$147,706
Nine Months Ended September 30, 2020 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2020 Recoveries	—	—	—	—	—	—	—
Nine Months Ended September 30, 2020 Net write-offs	$—	$—	$—	$—	$—	$—	$—

Purchased credit deteriorated loans
LTV < 80% (1)	$—	$—	$—	$633	$2,982	$420,265	$423,880
LTV >= 80% (1)	—	—	—	—	3,184	274,950	278,134
Total Purchased credit deteriorated loans	$—	$—	$—	$633	$6,166	$695,215	$702,014
Nine Months Ended September 30, 2020 Gross write-offs	$—	$—	$—	$—	$—	$448	$448
Nine Months Ended September 30, 2020 Recoveries	—	—	—	—	—	—	—
Nine Months Ended September 30, 2020 Net write-offs	$—	$—	$—	$—	$—	$448	$448

Total LTV < 80% (1)	$439,607	$2,026,153	$918,394	$96,397	$9,432	$559,803	$4,049,786
Total LTV >= 80% (1)	50,738	65,552	30,544	10,811	3,336	283,039	444,020
Total residential whole loans, at carrying value	$490,345	$2,091,705	$948,938	$107,208	$12,768	$842,842	$4,493,806
Total Gross write-offs	$—	$13	$1,062	$32	$—	$448	$1,555
Total Recoveries	—	—	—	—	—	—	—
Total Net write-offs	$—	$13	$1,062	$32	$—	$448	$1,555
(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $222.2 million at September 30, 2020, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68% at September 30, 2020. Certain low value loans secured by vacant lots are categorized as LTV >= 80%.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

The following table presents information regarding the Company’s residential whole loans held at fair value at September 30, 2020 and December 31, 2019:

(Dollars in Thousands)	September 30, 2020	December 31, 2019
Less than 60 Days Past Due:
Outstanding principal balance	$599,461	$666,026
Aggregate fair value	$577,761	$641,616
Weighted Average LTV Ratio (1)	74.33%	76.69%
Number of loans	3,038	3,159

60 Days to 89 Days Past Due:
Outstanding principal balance	$55,183	$58,160
Aggregate fair value	$49,188	$53,485
Weighted Average LTV Ratio (1)	83.62%	79.48%
Number of loans	259	313

90 Days or More Past Due:
Outstanding principal balance	$679,211	$767,320
Aggregate fair value	$602,715	$686,482
Weighted Average LTV Ratio (1)	87.82%	89.69%
Number of loans	2,532	2,983
Total Residential whole loans, at fair value	$1,229,664	$1,381,583

(1)LTV represents the ratio of the total unpaid principal balance of the loan, to the estimated value of the collateral securing the related loan. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the components of Net gain/(loss) on residential whole loans measured at fair value through earnings for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Coupon payments, realized gains, and other income received (1)	$17,477	$22,202	$54,684	$67,966
Net unrealized gains/(losses)	58,863	13,185	(13,683)	33,312
Net gain on transfers to REO	531	4,788	3,430	15,637
Total	$76,871	$40,175	$44,431	$116,915

(1)Primarily includes gains on liquidation of non-performing loans, including the recovery of delinquent interest payments, recurring coupon interest payments received on mortgage loans that are contractually current, and cash payments received from private mortgage insurance on liquidated loans.

During the nine months ended September 30, 2020, loans at fair value with an aggregate unpaid principal balance of $24.1 million were sold, realizing net losses of $0.8 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
4.                   Residential Mortgage Securities and MSR-Related Assets

Agency and Non-Agency MBS

MBS investments held as of September 30, 2020 or in prior periods include Agency MBS and Non-Agency MBS which include MBS issued prior to 2008 (“Legacy Non-Agency MBS”). These MBS are secured by: (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”), which have interest rates that reset annually or more frequently (collectively, “ARM-MBS”); and (iii) 15 and 30 year fixed-rate mortgages for Agency MBS and, for Non-Agency MBS, 30-year and longer-term fixed rate mortgages. In addition, the Company’s MBS are also comprised of MBS backed by securitized re-performing/non-performing loans (“RPL/NPL MBS”), where the cash flows of the bond may not reflect the contractual cash flows of the underlying collateral. The Company’s RPL/NPL MBS are generally structured with a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements (see Note 7).

Agency MBS:  Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.  The payment of principal and/or interest on Ginnie Mae MBS is explicitly backed by the full faith and credit of the U.S. Government.  Since the third quarter of 2008, Fannie Mae and Freddie Mac have been under the conservatorship of the Federal Housing Finance Agency, which significantly strengthened the backing for these government-sponsored entities. The Company sold its remaining holdings of Agency MBS during the quarter ended June 30, 2020.

Non-Agency MBS:  The Company’s Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation.  Credit risk associated with Non-Agency MBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral. During the quarter ended June 30, 2020, the Company had sold substantially all of its holdings of Legacy Non-Agency MBS and substantially reduced its holdings of other Non-Agency MBS. The Company sold its remaining Legacy Non-Agency MBS during the quarter ended September 30, 2020.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
The following tables present certain information about the Company’s residential mortgage securities at September 30, 2020 and December 31, 2019:

September 30, 2020

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Non-Agency MBS (2)(3)(4)	$60,295	$—	$(8,246)	$(669)	$51,380	$8,015	$(2,965)	$5,050	$56,430
CRT securities (5)	104,163	2,414	(69)	(20,768)	85,740	13,722	(3,127)	10,595	96,335
Total residential mortgage securities	$164,458	$2,414	$(8,315)	$(21,437)	$137,120	$21,737	$(6,092)	$15,645	$152,765

December 31, 2019

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost (6)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS: (7)
Fannie Mae	$1,119,708	$43,249	$(22)	$—	$1,162,935	$9,799	$(14,741)	$(4,942)	$1,157,993
Freddie Mac	480,879	19,468	—	—	500,961	5,475	(3,968)	1,507	502,468
Ginnie Mae	3,996	73	—	—	4,069	52	—	52	4,121
Total Agency MBS	1,604,583	62,790	(22)	—	1,667,965	15,326	(18,709)	(3,383)	1,664,582
Non-Agency MBS:
Expected to Recover Par (2)(3)	722,477	—	(16,661)	—	705,816	19,861	(9)	19,852	725,668
Expected to Recover Less than Par (2)	1,472,826	—	(73,956)	(436,598)	962,272	375,598	(9)	375,589	1,337,861
Total Non-Agency MBS (4)	2,195,303	—	(90,617)	(436,598)	1,668,088	395,459	(18)	395,441	2,063,529
Total MBS	3,799,886	62,790	(90,639)	(436,598)	3,336,053	410,785	(18,727)	392,058	3,728,111
CRT securities (5)	244,932	4,318	(55)	—	249,195	6,304	(91)	6,213	255,408
Total residential mortgage securities	$4,044,818	$67,108	$(90,694)	$(436,598)	$3,585,248	$417,089	$(18,818)	$398,271	$3,983,519

(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Includes RPL/NPL MBS, which at September 30, 2020 had an $57.4 million Principal/Current face, $49.2 million amortized cost and $53.8 million fair value. At December 31, 2019, RPL/NPL MBS had a $632.3 million Principal/Current face, $631.8 million amortized cost and $635.0 million fair value.
(4)At September 30, 2020 and December 31, 2019, the Company expected to recover approximately 99% and 80% of the then-current face amount of Non-Agency MBS, respectively.
(5)Amounts disclosed at September 30, 2020 includes CRT securities with a fair value of $63.3 million for which the fair value option has been elected. Such securities had $410,000 gross unrealized gains and gross unrealized losses of approximately $3.1 million at September 30, 2020. Amounts disclosed at December 31, 2019 includes CRT securities with a fair value of $255.4 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $6.3 million and gross unrealized losses of approximately $91,000 at December 31, 2019.
(6)Includes principal payments receivable of $614,000 at December 31, 2019, which is not included in the Principal/Current Face.
(7)Amounts disclosed at December 31, 2019 include Agency MBS with a fair value of $280.3 million, for which the fair value option has been elected. Such securities had $4.5 million unrealized gains and no gross unrealized losses at December 31, 2019, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
Sales of Residential Mortgage Securities

The following table presents information about the Company’s sales of its residential mortgage securities for the three and nine months ended September 30, 2020 and 2019. The Company has no continuing involvement with any of the sold securities.

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$—	$—	$257,289	$2,771
Non-Agency MBS	116	48	47,867	14,444
CRT Securities	—	—	28,969	493
Total	$116	$48	$334,125	$17,708

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$1,500,875	$(19,291)	$360,634	$499
Non-Agency MBS	1,318,958	107,999	244,778	41,420
CRT Securities	243,025	(27,011)	133,507	8,108
Total	$3,062,858	$61,697	$738,919	$50,027

Unrealized Losses on Residential Mortgage Securities

The following table presents information about the Company’s residential mortgage securities that were in an unrealized loss position at September 30, 2020, with respect to which no allowance for credit losses has been recorded:

Unrealized Loss Position For:

	Less than 12 Months			12 Months or more			Total
	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
(Dollars in Thousands)
Non-Agency MBS (1)	$44,927	$2,965	5	$—	$—	—	$44,927	$2,965
CRT securities (2)	59,553	3,127	8	—	—	—	59,553	3,127
Total residential mortgage securities	$104,480	$6,092	13	$—	$—	—	$104,480	$6,092

(1)Based on management’s current estimates of future principal cash flows expected to be received.
(2)Amounts disclosed at September 30, 2020 include CRT securities with a fair value of $59.6 million for which the fair value option has been elected. Such securities had unrealized losses of $3.1 million at September 30, 2020.

During the three months ended March 31, 2020, the Company recognized an impairment loss related to its Non-Agency MBS of $63.5 million based on its intent to sell, or the likelihood it will be required to sell, its remaining securities.

Gross unrealized losses on the Company’s Non-Agency MBS were $3.0 million at September 30, 2020. Based upon the most recent evaluation, the Company does not consider these unrealized losses to require an allowance for credit losses and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities that require an allowance for credit losses based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

The Company did not recognize an allowance for credit losses (or other than temporary impairment in prior year periods) through earnings related to its Non-Agency MBS during the three and nine months ended September 30, 2020 and 2019.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
Purchase Discounts on Non-Agency MBS

The following table presents the changes in the components of the Company’s purchase discount on its Non-Agency MBS between purchase discount designated as Credit Reserve and accretable purchase discount for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30, 2020		Three Months Ended September 30, 2019
(In Thousands)	Discount Designated as Credit Reserve	Accretable Discount (1)	Discount Designated as Credit Reserve	Accretable Discount (1)
Balance at beginning of period	$(669)	$(8,430)	$(479,566)	$(117,753)
Accretion of discount	—	7	—	10,357
Realized credit losses	—	—	4,062	—
Sales/Redemptions	—	177	12,479	6,029
Transfers/release of credit reserve	—	—	930	(930)
Balance at end of period	$(669)	$(8,246)	$(462,095)	$(102,297)

	Nine Months Ended September 30, 2020		Nine Months Ended September 30, 2019
(In Thousands)	Discount Designated as Credit Reserve	Accretable Discount (1)	Discount Designated as Credit Reserve	Accretable Discount (1)
Balance at beginning of period	$(436,598)	$(90,617)	$(516,116)	$(155,025)
Impact of RMBS Issuer Settlement (2)	—	—	—	(1,688)
Accretion of discount	—	10,827	—	38,215
Realized credit losses	5,868	—	21,482	—
Purchases	—	—	(624)	291
Sales/Redemptions	436,885	76,233	23,842	25,231
Net impairment losses recognized in earnings	(11,513)	—	—	—
Transfers/release of credit reserve	4,689	(4,689)	9,321	(9,321)
Balance at end of period	$(669)	$(8,246)	$(462,095)	$(102,297)

(1)Together with coupon interest, accretable purchase discount is recognized as interest income over the life of the security.
(2)Includes the impact of $1.7 million of cash proceeds (a one-time payment) received by the Company during the nine months ended September 30, 2019 in connection with the settlement of litigation related to certain residential mortgage backed securitization trusts that were sponsored by JP Morgan Chase & Co. and affiliated entities.

MSR-Related Assets

(a) Term Notes Backed by MSR-Related Collateral

At September 30, 2020 and December 31, 2019, the Company had $234.1 million and $1.2 billion, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
At September 30, 2020, these term notes had an amortized cost of $184.5 million, gross unrealized gains of $49.5 million, a weighted average yield of 12.1% and a weighted average term to maturity of 9.5 years. During the nine months ended September 30, 2020, the Company sold certain term notes for $711.7 million, realizing gains of $28.7 million, respectively. During the three months ended March 31, 2020, the Company recognized an impairment loss related to its term notes of $280.8 million based on its intent to sell, or the likelihood it will be required to sell, such notes. At December 31, 2019, the term notes had an amortized cost of $1.2 billion, gross unrealized gains of $5.2 million, a weighted average yield of 4.75% and a weighted average term to maturity of 5.3 years.

(b) Corporate Loans

The Company has made or participated in loans to provide financing to entities that originate residential mortgage loans and own the related MSRs. These corporate loans are secured by MSRs, as well as certain other unencumbered assets owned by the borrower.

The Company has participated in a loan where the Company committed to lend $32.6 million of which approximately $18.1 million was drawn at September 30, 2020. At September 30, 2020, the coupon paid by the borrower on the drawn amount is 5.52%. The facility expires in 11 months. During the remaining commitment period, the Company receives a commitment fee between 0.25% and 1.0% based on the undrawn amount of the loan.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$52,889	$439,898	$392,722	$417,167
Unrealized gain/(loss) on Agency MBS, net	—	603	(161)	22,483
Unrealized gain on Non-Agency MBS, net	5,998	2,856	360,315	22,211
Unrealized gain on MSR term notes, net	9,084	2,024	48,431	5,391
Reclassification adjustment for MBS sales included in net income	(60)	(14,499)	(389,127)	(36,370)
Reclassification adjustment for impairment included in net income	—	—	(344,269)	—
Change in AOCI from AFS securities	15,022	(9,016)	(324,811)	13,715
Balance at end of period	$67,911	$430,882	$67,911	$430,882

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
Interest Income on Residential Mortgage Securities and MSR-Related Assets

The following table presents the components of interest income on the Company’s residential mortgage securities and MSR- related assets for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Agency MBS
Coupon interest	$—	$18,994	$14,038	$66,560
Effective yield adjustment (1)	—	(7,188)	(5,186)	(21,039)
Interest income	$—	$11,806	$8,852	$45,521

Legacy Non-Agency MBS
Coupon interest	$42	$21,011	$18,222	$68,144
Effective yield adjustment (2)(3)	6	10,336	10,564	38,003
Interest income	$48	$31,347	$28,786	$106,147

RPL/NPL MBS
Coupon interest	$811	$13,227	$7,622	$44,305
Effective yield adjustment (1)(4)	94	8	449	158
Interest income	$905	$13,235	$8,071	$44,463

CRT securities
Coupon interest	$956	$5,174	$6,063	$16,769
Effective yield adjustment (2)	420	(923)	(94)	(1,224)
Interest income	$1,376	$4,251	$5,969	$15,545

MSR-related assets
Coupon interest	$2,991	$15,273	$23,332	$38,230
Effective yield adjustment (1)(2)	3,250	1	6,857	2
Interest income	$6,241	$15,274	$30,189	$38,232

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
(3) Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of approximately $3.1 million during the nine months ended September 30, 2019.
(4) Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of approximately $4,000 during the three months ended September 30, 2019 and $277,000 and $152,000 during the nine months ended September 30, 2020 and 2019, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

5.    Other Assets

The following table presents the components of the Company’s Other assets at September 30, 2020 and December 31, 2019:

(In Thousands)	September 30, 2020	December 31, 2019
REO (1)	$298,866	$411,659
Capital contributions made to loan origination partners	108,887	147,992
Other interest-earning assets	45,442	70,468
Interest receivable	42,723	70,986
Other MBS and loan related receivables	36,342	43,842
Other	39,354	39,304
Total Other Assets	$571,614	$784,251

(1)    Includes $59.3 million and $27.3 million of REO that is held-for-investment at September 30, 2020 and December 31, 2019, respectively.

(a) Real Estate Owned

At September 30, 2020, the Company had 1,131 REO properties with an aggregate carrying value of $298.9 million. At December 31, 2019, the Company had 1,652 REO properties with an aggregate carrying value of $411.7 million.
At September 30, 2020, $295.7 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $132.5 million of residential whole loans held at carrying value and $487.3 million of residential whole loans held at fair value at September 30, 2020.

The following table presents the activity in the Company’s REO for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Balance at beginning of period	$348,516	$334,069	$411,659	$249,413
Adjustments to record at lower of cost or fair value	93	(3,875)	(11,796)	(9,264)
Transfer from residential whole loans (1)	15,672	61,888	74,891	193,531
Purchases and capital improvements, net	536	5,108	9,334	16,307
Disposals (2)	(65,951)	(20,990)	(185,222)	(73,787)
Balance at end of period	$298,866	$376,200	$298,866	$376,200

Number of properties	1,131	1,508	1,131	1,508

(1)Includes net gain recorded on transfer of approximately $834,000 and $5.0 million for the three months ended September 30, 2020 and 2019, respectively; and approximately $4.1 million and $16.1 million for nine months ended September 30, 2020 and 2019, respectively.
(2)During the three and nine months ended September 30, 2020, the Company sold 267 and 812 REO properties for consideration of $69.9 million and $195.2 million, realizing net gains of approximately $3.9 million and $10.0 million, respectively. During the three and nine months ended September 30, 2019, the Company sold 142 and 431 REO properties for consideration of $23.0 million and $80.0 million, realizing net gains of approximately $2.1 million and $5.8 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(b) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom it sources residential mortgage loans through both flow arrangements and bulk purchases. To date, such contributions of capital include the following investments (based on their carrying value prior to any impairments): $31.0 million of common equity, $68.0 million of preferred equity and $75.0 million of convertible notes. In addition, for certain partners, options or warrants may have also been acquired that provide the Company the ability to increase the level of its investment if certain conditions are met. At the end of each reporting period, or earlier if circumstances warrant, the Company evaluates whether the nature of its interests and other involvement with the investee entity requires the Company to apply equity method accounting or consolidate the results of the investee entity with the Company’s financial results. To date, the nature of the Company’s interests and/or involvement with investee companies has not resulted in consolidation. Further, to the extent that the nature of the Company’s interests has resulted in the need for the Company to apply equity method accounting, the impact of such accounting on the Company’s results for periods subsequent to that in which the Company was determined to have significant influence over the investee company was not material for any period. As the interests acquired to date by the Company generally do not have a readily determinable fair value, the Company accounts for its non-equity method interests (including any acquired options and warrants) in loan originators initially at cost. The carrying value of these investments is adjusted if it is determined that an impairment has occurred or if there has been a subsequent observable transaction in either the investee company’s equity securities or a similar security that provides evidence to support an adjustment to the carrying value. Following an evaluation of the anticipated impact of the COVID-19 pandemic on economic conditions for the short to medium term, the Company recorded impairment charges of $65.2 million on investments in certain loan origination partners during the nine months ended September 30, 2020, respectively, which was included in “Impairment and other losses on securities available-for-sale and other assets” on the consolidated statements of operations. The Company did not record any impairment charges on investments in certain loan origination partners during the three months ended September 30, 2020. At September 30, 2020, approximately $840.5 million of the Company’s Residential whole loans, at carrying value were serviced by entities in which the Company has an investment.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

In response to the turmoil in the financial markets resulting from the COVID-19 pandemic experienced during the three months ended March 31, 2020, the Company unwound all of its approximately $4.1 billion of Swap hedging transactions late in the first quarter in order to recover previously posted margin. Gains or losses associated with these Swap hedging transactions are required to be transferred from AOCI to earnings over the original term of the Swap, if the underlying hedged item or transactions are assessed as probable of occurring. After the closing of several new financing transactions late in the quarter ended June 30, 2020, the Company evaluated its anticipated future financing requirements. The Company concluded that it was no longer probable that certain previously used financing strategies, including those that primarily utilized repurchase agreements with funding costs that reset on a monthly basis, would be used by the Company on an ongoing basis, as this financing strategy had been essentially replaced by the new financing transactions. Consequently, the Company concluded that it was appropriate to transfer from AOCI to earnings approximately $49.9 million of losses on Swaps that had previously been designated as hedges for accounting purposes, because the hedged transactions were no longer considered probable to occur. In addition, during the quarter ended September 30, 2020, the Company transferred from AOCI to earnings approximately $7.2 million of losses on Swaps that had been previously designated as hedges for accounting purposes as the Company had assessed that the underlying transactions were no longer probable of occurring. These amounts are included in Other income, net on the Company’s consolidated statements of operations. At September 30, 2020, there are no remaining losses included in AOCI on Swaps previously designated as hedges for accounting purposes.

The following table presents the fair value of the Company’s derivative instruments at September 30, 2020 and December 31, 2019:

		September 30, 2020		December 31, 2019
Derivative Instrument (1)	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Swaps	Hedging	$—	$—	$2,942,000	$—
Swaps	Non-Hedging	$—	$—	$230,000	$—

(1) Represents Swaps executed bilaterally with a counterparty in the over-the-counter market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties.

Swaps

The following table presents the assets pledged as collateral against the Company’s Swap contracts at September 30, 2020 and December 31, 2019:

(In Thousands)	September 30, 2020	December 31, 2019
Agency MBS, at fair value	$—	$2,241
Restricted cash	—	16,777
Total assets pledged against Swaps	$—	$19,018

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
The following table presents information about the Company’s Swaps at September 30, 2020 and December 31, 2019:

	September 30, 2020			December 31, 2019
	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
Maturity (1)
(Dollars in Thousands)
Over 3 months to 6 months	$—	—%	—%	$200,000	2.05%	1.70%
Over 6 months to 12 months	—	—	—	1,430,000	2.30	1.77
Over 12 months to 24 months	—	—	—	1,300,000	2.11	1.86
Over 24 months to 36 months	—	—	—	20,000	1.38	1.90
Over 36 months to 48 months	—	—	—	222,000	2.88	1.84
Total Swaps	$—	—%	—%	$3,172,000	2.24%	1.81%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s derivative hedging instruments on its net interest expense and the weighted average interest rate paid and received for such Swaps for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in Thousands)	2020	2019	2020	2019
Interest (expense)/income attributable to Swaps	$—	$(322)	$(3,359)	$1,561
Weighted average Swap rate paid	—%	2.29%	2.06%	2.32%
Weighted average Swap rate received	—%	2.24%	1.63%	2.40%

During the nine months ended September 30, 2020, the Company recorded net losses on Swaps not designated in hedging relationships of approximately $4.3 million, which included $9.4 million of losses realized on the unwind of certain Swaps. During the three and nine months ended September 30, 2019, the Company recorded net losses on Swaps not designated in hedging relationships of approximately $929,000 and $17.3 million, respectively, which included $3.7 million and $17.7 million of losses realized on the unwind of certain Swaps. These amounts are included in Other income, net on the Company’s consolidated statements of operations.

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
AOCI from derivative hedging instruments:
Balance at beginning of period	$(7,176)	$(28,114)	$(22,675)	$3,121
Net loss on Swaps	—	(233)	(50,127)	(30,384)
Reclassification adjustment for losses/gains related to hedging instruments included in net income	7,176	(685)	72,802	(1,769)
Balance at end of period	$—	$(29,032)	$—	$(29,032)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

6.      Financing Agreements

The following tables present the components of the Company’s Financing agreements at September 30, 2020 and December 31, 2019:

	September 30, 2020
(In Thousands)	Unpaid Principal Balance	Amortized Cost Balance	Fair Value/Carrying Value(1)
Financing agreements, at fair value
Agreements with non-mark-to-market collateral provisions	$1,723,959	$1,723,959	$1,727,407
Agreements with mark-to-market collateral provisions	1,489,097	1,489,097	1,490,271
Senior secured credit agreement	481,250	462,923	473,993
Securitized debt	389,051	380,407	388,790
Total Financing agreements, at fair value	$4,083,357	$4,056,386	$4,080,461

Other financing agreements
Securitized debt	$451,197		$448,893
Convertible senior notes	230,000		224,867
Senior notes	100,000		96,900
Total Financing agreements at carrying value	$781,197		$770,660
Total Financing agreements	$4,864,554		$4,851,121

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

Set out below is information about the Company’s Financing agreements that existed as of December 31, 2019. During the second quarter of 2020, outstanding repurchase agreement transactions at that time were renegotiated as part of a reinstatement agreement that was entered into by the Company. The Company elected to account for these reinstated transactions under the fair value option from the time these repurchase agreements were reinstated. Accordingly, as of September 30, 2020, such liabilities are reported as Financing agreements at fair value.

	December 31, 2019
(In Thousands)	Unpaid Principal Balance	Carrying Value
Repurchase agreements	$9,140,944	$9,139,821
Securitized debt	573,900	570,952
Convertible senior notes	230,000	223,971
Senior notes	100,000	96,862
Total Financing agreements at carrying value	$10,044,844	$10,031,606

(a) Financing Agreements, at Fair Value

During the second quarter of 2020, the Company entered into a $500 million senior secured credit agreement. In addition, in conjunction with its exit from forbearance arrangements, the Company entered into several new asset backed financing arrangements and renegotiated financing arrangements for certain assets with existing lenders, that resulted in the Company essentially refinancing the majority of its investment portfolio. The Company elected the fair value option on these financing

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
arrangements, primarily to simplify the accounting associated with costs incurred to establish the new facilities or renegotiate existing facilities.

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

Agreements with non-mark-to-market collateral provisions

The Company and certain of its subsidiaries entered into a non-mark-to-market term loan facility with certain lenders to finance an aggregate amount of up to $1.65 billion. The Company’s borrowing subsidiaries have pledged, as collateral security for the facility, certain of their residential whole loans (excluding Rehabilitation loans), as well as the equity in subsidiaries that own the loans. The facility has an initial term of two years, which may be extended for up to an additional three years, subject to certain conditions, including the payment of an extension fee and provided that no events of default have occurred. For the initial two year term, the financing cost for the facility will be calculated at a spread over the lender’s financing cost, which, depending on the lender, is expected to be based either on three-month LIBOR, or an index that it expected over time to be closely correlated to changes in three-month LIBOR. At September 30, 2020, the amount financed under this facility was approximately $1.4 billion.

In addition, the Company also entered into non-mark-to-market financing facilities on Rehabilitation loans. Under these facilities, Rehabilitation loans, as well as the equity in subsidiaries that own the loans, are pledged as collateral. The facilities have a two year term and the financing cost is calculated at a spread over three-month LIBOR. At September 30, 2020, the amount financed under these facilities was approximately $359.0 million.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at September 30, 2020 and December 31, 2019:

(Dollars in Thousands)	September 30, 2020	December 31, 2019
Non-mark-to-market financing secured by residential whole loans at carrying value	$1,471,269	$—
Fair value of residential whole loans at carrying value pledged as collateral under financing agreements	$2,323,085	$—
Weighted average haircut on residential whole loans at carrying value	41.91%	—%
Non-mark-to-market financing secured by residential whole loans at fair value	$256,138	$—
Fair value of residential whole loans at fair value pledged as collateral under financing agreements	$435,081	$—
Weighted average haircut on residential whole loans at fair value	41.25%	—%

Agreements with mark-to-market collateral provisions

In addition to entering into the financing arrangements discussed above, the Company also entered into a reinstatement agreement with certain lending counterparties that facilitated its exit from the forbearance arrangements that the Company had previously entered into. In connection with the reinstatement agreement, terms of its prior financing arrangements on certain residential whole loans, residential mortgage securities, and MSR-related assets were renegotiated and those arrangements were reinstated on a go-forward basis. These financing arrangements continue to contain mark-to-market provisions that permit the lending counterparties to make margin calls on the Company should the value of the pledged collateral decline. The Company is also permitted to recover previously posted margin payments, should values of the pledged collateral subsequently increase. These facilities generally have a maturity ranging from one to three months and can be renewed at the discretion of the lending counterparty at financing costs reflecting prevailing market pricing. At September 30, 2020, the amount financed under these agreements was approximately $1.5 billion.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at September 30, 2020 and December 31, 2019:

(Dollars in Thousands)	September 30, 2020	December 31, 2019
Mark-to-market financing agreements secured by residential whole loans (1)	$1,231,734	$4,743,094
Fair value of residential whole loans pledged as collateral under financing agreements (2)	$2,002,903	$5,986,267
Weighted average haircut on residential whole loans (3)	30.88%	20.07%
Mark-to-market financing agreement borrowings secured by Agency MBS	$—	$1,557,675
Fair value of Agency MBS pledged as collateral under financing agreements	$—	$1,656,373
Weighted average haircut on Agency MBS (3)	—%	4.46%
Mark-to-market financing agreement borrowings secured by Legacy Non-Agency MBS	$1,282	$1,121,802
Fair value of Legacy Non-Agency MBS pledged as collateral under financing agreements	$2,621	$1,420,797
Weighted average haircut on Legacy Non-Agency MBS (3)	50.00%	20.27%
Mark-to-market financing agreement borrowings secured by RPL/NPL MBS	$32,950	$495,091
Fair value of RPL/NPL MBS pledged as collateral under financing agreements	$53,809	$635,005
Weighted average haircut on RPL/NPL MBS (3)	38.75%	21.52%
Mark-to-market financing agreements secured by CRT securities	$54,883	$203,569
Fair value of CRT securities pledged as collateral under financing agreements	$96,336	$252,175
Weighted average haircut on CRT securities (3)	42.47%	18.84%
Mark-to-market financing agreements secured by MSR-related assets	$135,340	$962,515
Fair value of MSR-related assets pledged as collateral under financing agreements	$252,183	$1,217,002
Weighted average haircut on MSR-related assets (3)	39.87%	21.18%
Mark-to-market financing agreements secured by other interest-earning assets	$34,082	$57,198
Fair value of other interest-earning assets pledged as collateral under financing agreements	$44,079	$61,708
Weighted average haircut on other interest-earning assets (3)	25.00%	22.01%

(1)Excludes $0 and $1.1 million of unamortized debt issuance costs at September 30, 2020 and December 31, 2019, respectively.
(2)At September 30, 2020 and December 31, 2019, includes RPL/NPL MBS with an aggregate fair value of $192.7 million and $238.8 million, respectively, obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation.
(3) Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

In addition, the Company had cash pledged as collateral in connection with its financing agreements of $5.3 million and $25.2 million at September 30, 2020 and December 31, 2019, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$2,932,213	3.36%	$4,472,120	2.55%
Over 30 days to 3 months	—	—	2,746,384	3.43
Over 3 months to 12 months	280,843	3.02	1,014,441	3.36
Over 12 months	—	—	907,999	3.44
Total financing agreements	$3,213,056	3.33%	$9,140,944	2.99%
Less debt issuance costs	—		1,123
Total financing agreements less debt issuance costs	$3,213,056		$9,139,821

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

The Company had financing agreements, including repurchase agreements and other forms of secured financing with 8 and 28 counterparties at September 30, 2020 and December 31, 2019, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2020:

	September 30, 2020
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Repricing for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Barclays Bank	BBB/Aa3/A	$750,922	1	29.3%
Credit Suisse	BBB+/Baa2/A-	574,835	1	22.4
Wells Fargo	A+/Aa2/AA-	349,825	1	13.6
Goldman Sachs (3)	BBB+/A3/A	173,266	3	6.8
Athene (4)	BBB+/N/A/BBB+	144,245	1	5.6

(1)As rated at September 30, 2020 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published for these entities.
(2)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.
(3)Includes $20.6 million at risk with Goldman Sachs and $152.7 million at risk with Goldman Sachs Bank USA.
(4)Includes amounts at risk with various Athene affiliates that collectively exceed 5% of stockholders’ equity.

Senior Secured Term Loan Facility

The Company entered into a $500 million senior secured term loan facility (the “Term Loan Facility”) with certain funds, accounts and/or clients managed by affiliates of Apollo Global Management, Inc. and affiliates of Athene Holding Ltd.

The term loans were issued with original issue discount of 1%. Interest on the outstanding principal amount of the term loans will accrue at a rate of 11% per annum until the third anniversary of the original funding date. Prior to the third anniversary of the funding date, a portion of such interest, in an amount equal to up to 3% per annum, may be capitalized, compounded and added to the unpaid principal amount of the term loans. The interest rate on the term loans will increase by 1% per annum on the third anniversary of the funding date and by an additional 1% per annum on each subsequent anniversary of the funding date. Upon the occurrence and during the continuance of an event of default under the Term Loan Facility, the principal amount of all loans outstanding and, to the extent permitted by applicable law, any interest payments on such term loans or any fees or other amounts owing under the Term Loan Facility that, in either case, are then overdue, would thereafter bear interest at a rate that is 2% per annum in excess of the interest rate otherwise payable on the term loans.

The Company is permitted to voluntarily prepay the amount borrowed under the Term Loan Facility in full at any time without penalty. In addition, the Company may partially prepay the amount borrowed on only one occasion without penalty, provided such partial prepayment be in an amount of not less than $250 million. Installment payments of principal equal to 3.75% of the initial principal amount for the first three years of the Term Loan Facility and 4.50% of the initial principal amount thereafter, together with accrued and unpaid interest on such principal amount, will be required to be made on the last business day of each March, June, September and December beginning on September 30, 2020. Mandatory prepayments of the term loans are required to be made from net cash proceeds received in connection with certain events, that are set out in the credit agreement. Upon the event of a change in control as defined in the credit agreement, the Company is also required to make an offer to repay the loan at par, plus unpaid accrued interest, plus a specified redemption premium. In addition, the Company is required to comply with certain affirmative and negative covenants as specified in the Term Loan Facility that, among other things, impose certain limitations on the Company to incur liens or indebtedness, to make certain investments or enter into new businesses, to modify or waive terms on certain of the Company’s existing debt or to prepay such debt, or to pay dividends in certain circumstances. The Company must also maintain a minimum level of liquidity as defined in the Term Loan Facility. Subsequent to the end of the third quarter, the outstanding balance of the Term Loan Facility was repaid and the Term Loan Facility was terminated. Refer to note 16 for further discussion.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(b) Other Financing Agreements

These arrangements were either entered into prior to the Company experiencing financial difficulties related to the COVID-19 pandemic, or, in the case of the Company’s most recent securitization, after the Company’s exit from forbearance, and were not subject to the forbearance arrangements that were entered into by the Company or any negotiations related to the Company’s exit from those arrangements.

Additional information regarding the Company’s Other financing arrangements as of September 30, 2020, is included below:

Securitized Debt

Securitized debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated in consolidation. The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company. The weighted average fixed rate on the securitized debt was 2.93% at September 30, 2020 (see Notes 10 and 15 for further discussion).

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
SEPTEMBER 30, 2020
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

The Company’s assets pledged as collateral are described in Notes 2(f) - Restricted Cash, 5(c) - Derivative Instruments and 6 - Repurchase Agreements. The total fair value of assets pledged as collateral with respect to the Company’s borrowings under its financing arrangements and/or derivative hedging instruments was $5.2 billion and $11.3 billion at September 30, 2020 and December 31, 2019, respectively. An aggregate of $35.8 million and $57.2 million of accrued interest on those assets had also been pledged as of September 30, 2020 and December 31, 2019, respectively.

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

The fair value of financial instruments pledged against the Company’s financing arrangements was $5.2 billion and $11.2 billion at September 30, 2020 and December 31, 2019, respectively. The fair value of financial instruments pledged against the Company’s Swaps was $0 and $2.2 million at September 30, 2020 and December 31, 2019, respectively. In addition, cash that has been pledged as collateral against financing arrangements and Swaps is reported as Restricted cash on the Company’s consolidated balance sheets (see Notes 2(f), 5(c) and 6).

9. Other Liabilities

The following table presents the components of the Company’s Other liabilities at September 30, 2020 and December 31, 2019:

(In Thousands)	September 30, 2020	December 31, 2019
Dividends and dividend equivalents payable	$22,758	$90,749
Accrued interest payable	14,588	18,238
Accrued expenses and other	29,136	42,819
Total Other Liabilities	$66,482	$151,806

10.    Commitments and Contingencies

(a) Lease Commitments

The Company pays monthly rent pursuant to three office leases.  In November 2018, the Company amended the lease for its corporate headquarters in New York, New York, under the same terms and conditions, to extend the expiration date for the lease by up to one year, through June 30, 2021, with a mutual option to terminate in February 2021.  For the three and nine months ended September 30, 2020, the Company recorded expense of approximately $739,000 and $2.1 million in connection with the lease for its current corporate headquarters.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

(b) Representations and Warranties in Connection with Loan Securitization Transactions

In connection with the loan securitization transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles upon breach of certain representations and warranties. As of September 30, 2020, the Company had no reserve established for repurchases of loans and was not aware of any material unsettled repurchase claims that would require the establishment of such a reserve (see Note 15).

(c) Corporate Loans

The Company has participated in loans to provide financing to entities that originate loans and own MSRs, as well as certain other unencumbered assets owned by the borrower. At September 30, 2020, Company’s commitment to lend is $32.6 million, of which $14.5 million was undrawn. (see Note 4).

(d) Rehabilitation Loan Commitments

At September 30, 2020, the Company had unfunded commitments of $73.2 million in connection with its purchased Rehabilitation loans (see Note 3).

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

As a result of the turmoil in the financial markets resulting from the spread of the novel coronavirus and the global COVID-19 pandemic, and in order to preserve liquidity, on March 25, 2020, the Company revoked the previously announced first quarter 2020 quarterly cash dividends on each of the Company's common stock and Series B Preferred Stock. The Series B Preferred Stock dividend of $0.46875 per share had been declared on February 14, 2020, and was to be paid on March 31, 2020, to stockholders of record as of the close of business March 2, 2020. Unpaid dividends on the Company's Series B Preferred Stock accrue without interest. No dividends may be paid or set apart on shares of the Company's common stock unless full cumulative dividends on the Series B Preferred Stock for all past dividend periods that have ended have been or contemporaneously are paid in cash, or a sum sufficient for such payment is set apart for payment. In addition, pursuant to the

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
now-terminated forbearance agreements that the Company entered into subsequent to the end of the first quarter, the Company was prohibited from paying dividends on its Series B Preferred Stock during the forbearance period, and therefore suspended the payment of dividends on the Series B Preferred Stock for the quarter ended June 30, 2020.

On July 1, 2020, the Company announced that it had reinstated the payment of dividends on its Series B Preferred Stock and declared a preferred stock dividend of $0.9375 per share, payable on July 31, 2020 to Series B Preferred stockholders of record as of July 15, 2020. Upon payment of this dividend, the Company paid in full all accumulated but previously unpaid dividends on its Series B Preferred Stock.
On August 12, 2020, the Company declared a dividend on its Series B preferred stock of $0.46875 per share. This dividend was paid on September 30, 2020, to Series B preferred stockholders of record as of September 8, 2020.

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

Pursuant to the now-terminated forbearance agreements that the Company had previously entered into, the Company was prohibited from paying dividends on its Series C Preferred Stock during the forbearance period. On July 1, 2020, the Company announced that it had reinstated the payment of dividends on its Series C Preferred Stock and declared a preferred stock dividend of $0.53264 per share, payable on July 31, 2020 to the Series C Preferred stockholders of record as of July 15, 2020. Upon payment of this dividend, the Company paid in full all accumulated but previously unpaid dividends on its Series C Preferred Stock.

On August 12, 2020, the Company declared a dividend on its Series C preferred stock of $0.40625 per share. This dividend was paid on September 30, 2020, to Series C preferred stockholders of record as of September 8, 2020.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(b)  Dividends on Common Stock

On August 6, 2020, the Company declared a regular cash dividend of $0.05 per share of common stock.  The dividend will be paid on October 30, 2020, to stockholders of record on September 30, 2020.

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On October 15, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 9.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At September 30, 2020, approximately 8.8 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and nine months ended September 30, 2020, the Company issued 4,374 and 137,740 shares of common stock through the DRSPP, raising net proceeds of approximately $11,688 and $752,095, respectively.  Since the inception of the DRSPP in September 2003 through September 30, 2020, the Company issued 34,516,508 shares pursuant to the DRSPP, raising net proceeds of $287.3 million.

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

During the nine months ended September 30, 2020, the Company did not sell any shares of common stock through the ATM Program. At September 30, 2020, approximately $390.0 million remained outstanding for future offerings under this program.

(e)  Stock Repurchase Program

As previously disclosed, in August 2005, the Company’s Board authorized a stock repurchase program (the “Repurchase Program”) to repurchase up to 4.0 million shares of its outstanding common stock.  The Board reaffirmed such authorization in May 2010.  In December 2013, the Board increased the number of shares authorized under the Repurchase Program to an aggregate of 10.0 million. Such authorization does not have an expiration date and, at present, there is no intention to modify or otherwise rescind such authorization.  Subject to applicable securities laws, repurchases of common stock under the Repurchase Program are made at times and in amounts as the Company deems appropriate (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (the “1934 Act”)) using available cash resources.  Shares of common stock repurchased by the Company under the Repurchase Program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock.  The Repurchase Program may be suspended or discontinued by the Company at any time and without prior notice. The Company did not repurchase any shares of its common stock during the nine months ended September 30, 2020.  At September 30, 2020, 6,616,355 shares remained authorized for repurchase under the Repurchase Program. Please refer to note 16 for further discussion.

(f) Warrants

On June 15, 2020, the Company entered into an Investment Agreement with Apollo and Athene (together the “Purchasers”), under which the Company agreed to issue to the Purchasers warrants (the “Warrants”) to purchase, in the

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
aggregate, 37,039,106 shares (subject to adjustment in accordance with their terms) of the Company’s common stock. The Warrants are exercisable at the holder’s option at any time until the date that is the later of (i) June 15, 2025 and (ii) the first anniversary of the repayment of the Term Loan Facility (See Note 6). One half of the Warrants have an exercise price of $1.66 per share and the other half have an exercise price of $2.08 per share. The Investment Agreement and the Term Loan Facility (See Note 6) were entered into simultaneously and the $495.0 million of proceeds received were allocated between the debt ($481.0 million) and the warrants ($14.0 million). The amount allocated to the warrants was recorded in Additional paid-in capital on the Company’s consolidated balance sheets.

(g) Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (3)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (3)	Total AOCI
Balance at beginning of period	$52,889	$(7,176)	$—	$45,713	$392,722	$(22,675)	$—	$370,047
OCI before reclassifications	15,082	—	(22,652)	(7,570)	408,585	(50,127)	(22,652)	335,806
Amounts reclassified from AOCI (1)	(60)	7,176	—	7,116	(733,396)	72,802	—	(660,594)
Net OCI during the period (2)	15,022	7,176	(22,652)	(454)	(324,811)	22,675	(22,652)	(324,788)
Balance at end of period	$67,911	$—	$(22,652)	$45,259	$67,911	$—	$(22,652)	$45,259

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).
(3) Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(60)	$(389,127)	Net realized (loss)/gain on sales of residential mortgage securities and residential whole loans
Impairment recognized in earnings	—	(344,269)	Other, net
Total AFS Securities	$(60)	$(733,396)
Swaps designated as cash flow hedges:
Reclassification adjustment for losses related to hedging instruments included in net income	7,176	72,802	Other, net
Total Swaps designated as cash flow hedges	7,176	72,802
Total reclassifications for period	$7,116	$(660,594)

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and nine months ended September 30, 2019:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(14,499)	$(36,370)	Net realized (loss)/gain on sales of residential mortgage securities and residential whole loans
Total AFS Securities	$(14,499)	$(36,370)
Amortization of de-designated hedging instruments	(685)	(1,769)
Total reclassifications for period	$(15,184)	$(38,139)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

12.    EPS Calculation

The following table presents a reconciliation of the earnings/(loss) and shares used in calculating basic and diluted earnings/(loss) per share for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2020	2019	2020	2019
Basic Earnings/(Loss) per Share:
Net income/(loss) to common stockholders	$87,210	$95,599	$(725,207)	$277,496
Dividends declared on preferred stock	(8,219)	(3,750)	(21,578)	(11,250)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(325)	(280)	(91)	(808)
Net income/(loss) to common stockholders - basic	$78,666	$91,569	$(746,876)	$265,438
Basic weighted average common shares outstanding	453,323	451,020	453,170	450,641
Basic Earnings/(Loss) per Share	$0.17	$0.20	$(1.65)	$0.59

Diluted Earnings/(Loss) per Share:
Net income/(loss) to common stockholders - basic	$78,666	$91,569	(746,876)	265,438
Interest expense on Convertible Senior Notes	3,898	3,879	—	5,085
Net income/(loss) to common stockholders - diluted	$82,564	$95,448	$(746,876)	$270,523
Basic weighted average common shares outstanding	453,323	451,020	453,170	450,641
Effect of assumed conversion of Convertible Senior Notes to common shares	28,920	28,920	—	12,712
Effect of incremental shares issued on assumed conversion of Warrants	11,297	—	—	—
Diluted weighted average common shares outstanding (1)	493,540	479,940	453,170	463,353
Diluted Earnings/(Loss) per Share	$0.17	$0.20	$(1.65)	$0.58

(1)At September 30, 2020, the Company had approximately 39.0 million equity instruments outstanding that were not included in the calculation of diluted EPS for the nine months ended September 30, 2020, as their inclusion would have been anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $6.29 and approximately 37.0 million warrants with a weighted average exercise price of $1.87 per share. These equity instruments may have a dilutive impact on future EPS.
During the nine months ended September 30, 2020, the Convertible Senior Notes were determined to be anti-dilutive and were not included in the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) is included in the denominator for the purpose of calculating diluted EPS. The Convertible Senior Notes may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 18.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
September 30, 2020, approximately 14.3 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 10, 2030.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of September 30, 2020 are designated to be settled in shares of the Company’s common stock.  The Company granted 497,507 and 1,702,220 RSUs during the three and nine months ended September 30, 2020, respectively. The Company did not grant any RSUs during the three months ended September 30, 2019 and granted 912,525 RSUs during the nine months ended September 30, 2019. There were no RSUs forfeited during the nine months ended September 30, 2020 and 20,000 RSUs forfeited during the nine months ended September 30, 2019. All RSUs outstanding at September 30, 2020 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled.  At September 30, 2020 and December 31, 2019, the Company had unrecognized compensation expense of $8.3 million and $5.5 million, respectively, related to RSUs.  The unrecognized compensation expense at September 30, 2020 is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

The Company granted 79,545 shares of restricted common stock during the nine months ended September 30, 2020, and the Company did not grant any shares of restricted common stock during the nine months ended September 30, 2019. At September 30, 2020, the Company did not have any unvested shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments in respect of such instruments of approximately $276,000 during the nine months ended September 30, 2020 and approximately $276,000 and $773,000 during the three and nine months ended September 30, 2019, respectively.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
RSUs	$2,267	$1,288	$5,094	$4,724
Total	$2,267	$1,288	$5,094	$4,724

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

(b)  Employment Agreements

At September 30, 2020, the Company had employment agreements with three of its officers, with varying terms that provide for, among other things, base salary, bonus and change-in-control payments upon the occurrence of certain triggering events.

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019	2020	2019
Non-employee directors	$75	$134	$(1,483)	$459
Total	$75	$134	$(1,483)	$459

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through September 30, 2020 and December 31, 2019 that had not been distributed and the Company’s associated liability for such deferrals at September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,074	$1,114	$2,349	$3,071
Total	$2,074	$1,114	$2,349	$3,071

(1)  Represents the cumulative amounts that were deferred by participants through September 30, 2020 and December 31, 2019, which had not been distributed through such respective date.

(d)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended September 30, 2020 and 2019, the Company recognized expenses for matching contributions of $120,000 and $94,000, respectively, and $360,000 and $323,000 for the nine months ended September 30, 2020 and 2019, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
The Company’s Legacy Non-Agency MBS, RPL/NPL MBS and CRT securities are valued using various market data points as described above, which management considers directly or indirectly observable parameters.  Accordingly, these securities are classified as Level 2 in the fair value hierarchy. As of September 30, 2020, the Company has sold substantially all of its holdings of Legacy Non-Agency MBS and substantially reduced its holdings of other Non-Agency MBS and CRT securities.

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

Financing Agreements, at Fair Value

Agreements with mark-to-market collateral provisions

These agreements are secured and subject to margin calls and their base interest rates reset frequently to market based rates. As a result, no credit valuation adjustment is required, and the primary factor in determining their fair value is the credit spread paid over the base rate, which is a non observable input as it is determined based on negotiations with the counterparty. The Company’s financing agreements with mark-to-market collateral provisions held at fair value are classified as Level 2 in the fair value hierarchy if the credit spreads used to price the instrument reset frequently, which is typically the case with shorter term repurchase agreement contracts collateralized by securities. Financing agreements with mark-to-market collateral provisions that are typically longer term and are collateralized by residential whole loans where the credit spread paid over the base rate on the instrument is not reset frequently are classified as Level 3 in the fair value hierarchy.

Agreements with non-mark-to-market collateral provisions

These agreements are secured, but not subject to margin calls, and their base interest rates reset frequently to market based rates. As a result, a credit valuation adjustment would only be required if there were a significant decrease in collateral value, and the primary factor in determining their fair value is the credit spread paid over the base rate, which is a non observable input as it is determined based on negotiations with the counterparty. The Company’s financing agreements with non-mark-to-market collateral provisions held at fair value are classified as Level 3 in the fair value hierarchy.

Senior Secured Credit Agreement (Term Loan Facility)

The estimated fair value of the Term Loan Facility was determined by management based on a valuation received from a third party that specializes in providing valuations on financial instruments. The most significant inputs to such valuation, market interest rates and the yield on the Company’s publicly traded financial instruments, are observable. The Company’s Term Loan Facility held at fair value is classified as Level 2 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

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

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of September 30, 2020 and December 31, 2019, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at September 30, 2020

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$—	$1,229,664	$1,229,664
Non-Agency MBS	—	56,430	—	56,430
CRT securities	—	96,335	—	96,335
Term notes backed by MSR-related collateral	—	234,091	—	234,091
Total assets carried at fair value	$—	$386,856	$1,229,664	$1,616,520
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$1,727,407	$1,727,407
Agreements with mark-to-market collateral provisions	—	258,537	1,231,734	1,490,271
Senior secured credit agreement	—	473,993	—	473,993
Securitized debt	—	388,790	—	388,790
Total liabilities carried at fair value	$—	$1,121,320	$2,959,141	$4,080,461

Fair Value at December 31, 2019

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$—	$1,381,583	$1,381,583
Non-Agency MBS	—	2,063,529	—	2,063,529
Agency MBS	—	1,664,582	—	1,664,582
CRT securities	—	255,408	—	255,408
Term notes backed by MSR-related collateral	—	1,157,463	—	1,157,463
Total assets carried at fair value	$—	$5,140,982	$1,381,583	$6,522,565

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and nine months ended September 30, 2020 and 2019 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2020	2019 (1)	2020	2019 (1)(2)
Balance at beginning of period	$1,200,981	$1,438,827	$1,381,583	$1,471,263
Purchases (2)	—	85,855	—	210,030
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	58,863	13,185	(13,683)	33,312
Cash collections, net of liquidation gains/(losses)	(21,721)	(31,212)	(65,934)	(94,821)
Sales and repurchases	(929)	—	(19,460)	(1,216)
Transfer to REO	(7,530)	(53,486)	(52,842)	(165,399)
Balance at end of period	$1,229,664	$1,453,169	$1,229,664	$1,453,169

(1)Included in the activity presented for the three months ended September 30, 2019 are approximately $87.0 million of residential whole loans held at fair value the Company committed to purchase during the three months ended June 30, 2019, but for which the closing of the purchase transaction occurred during the three months ended September 30, 2019.
(2)Included in the activity presented for the nine months ended September 30, 2019 is an adjustment of $70.6 million for loans the Company committed to purchase during the three months ended December 31, 2018, but for which the closing of the purchase transaction occurred during the three months ended March 31, 2019. The adjustment was required following the finalization of due diligence performed prior to the closing of the purchase transaction and resulted in a downward revision to the prior estimate of the loan purchase amount.

The following table presents additional information for the three and nine months ended September 30, 2019 about the Company’s investments in term notes backed by MSR-related collateral, which were classified as Level 3 prior to September 30, 2019 and measured at fair value on a recurring basis:

	Term Notes Backed by MSR-Related Collateral
	Three Months Ended September 30,	Nine Months Ended September 30,
(In Thousands)	2019	2019
Balance at beginning of period	$1,106,026	$538,499
Purchases	—	573,137
Collection of principal	(3,920)	(12,897)
Changes in unrealized gains	2,024	5,391
Transfer to Level 2	(1,104,130)	(1,104,130)
Balance at end of period	$—	$—

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
The following table presents additional information for the three and nine months ended September 30, 2020 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Three Months Ended September 30,	Nine Months Ended September 30,
(In Thousands)	2020	2020
Balance at beginning of period	$—	$—
Transfer from Level 2	2,036,597	2,036,597
Payment of principal	(312,638)	(312,638)
Changes in unrealized losses	3,448	3,448
Balance at end of period	$1,727,407	$1,727,407

The following table presents additional information for the three and nine months ended September 30, 2020 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Three Months Ended September 30,	Nine Months Ended September 30,
(In Thousands)	2020	2020
Balance at beginning of period	$—	$—
Transfer from Level 2	1,386,592	1,386,592
Payment of principal	(156,032)	(156,032)
Changes in unrealized losses	1,174	1,174
Balance at end of period	$1,231,734	$1,231,734

At June 30, 2020, the Company’s financing agreements with non-mark-to-market collateral provisions and the Company’s financing agreements with mark-to-market collateral provisions had just been issued and were therefore classified as Level 2 since their values were based on market transactions. However, market information for similar financings was not available at September 30, 2020 and the Company valued these financing instruments based on unobservable inputs.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of September 30, 2020 and December 31, 2019:

	September 30, 2020
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$774,427	Discounted cash flow	Discount rate	3.9%	3.2-8.0%
			Prepayment rate	3.9%	0.0-9.3%
			Default rate	6.2%	0.0-30.3%
			Loss severity	12.7%	0.0-100.0%

	$454,760	Liquidation model	Discount rate	8.1%	6.7-50.0%
			Annual change in home prices	1.9%	(0.3)-5.5%
			Liquidation timeline (in years)	1.8	0.1-4.8
			Current value of underlying properties (3)	$734	$12-$4,500
Total	$1,229,187

	December 31, 2019
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$829,842	Discounted cash flow	Discount rate	4.2%	3.8-8.0%
			Prepayment rate	4.5%	0.7-18.0%
			Default rate	4.0%	0.0-23.0%
			Loss severity	12.9%	0.0-100.0%

	$551,271	Liquidation model	Discount rate	8.0%	6.2-50.0%
			Annual change in home prices	3.7%	2.4-8.0%
			Liquidation timeline (in years)	1.8	0.1-4.5
			Current value of underlying properties (3)	$684	$10-$4,500
Total	$1,381,113

(1) Excludes approximately $477,000 and $470,000 of loans for which management considers the purchase price continues to reflect the fair value of such loans at September 30, 2020 and December 31, 2019, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $383,000 and $365,000 as of September 30, 2020 and December 31, 2019, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2020 and December 31, 2019:

	September 30, 2020	September 30, 2020		December 31, 2019
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Residential whole loans, at carrying value	3	$4,387,559	$4,528,630	$6,069,370	$6,248,745
Residential whole loans, at fair value	3	1,229,664	1,229,664	1,381,583	1,381,583
Non-Agency MBS	2	56,430	56,430	2,063,529	2,063,529
Agency MBS	2	—	—	1,664,582	1,664,582
CRT securities	2	96,335	96,335	255,408	255,408
MSR-related assets (1)	2 and 3	252,183	252,183	1,217,002	1,217,002
Cash and cash equivalents	1	884,171	884,171	70,629	70,629
Restricted cash	1	5,303	5,303	64,035	64,035
Financial Liabilities (2):
Financing agreements with non-mark-to-market collateral provisions	3	1,727,407	1,727,407	—	—
Financing agreements with mark-to-market collateral provisions	3	1,231,734	1,231,734	4,741,971	4,753,070
Financing agreements with mark-to-market collateral provisions	2	258,537	258,537	4,397,850	4,403,139
Senior secured credit agreement	2	473,993	473,993	—	—
Securitized debt (3)	2	837,683	839,914	570,952	575,353
Convertible senior notes	2	224,867	216,919	223,971	244,088
Senior notes	1	96,900	94,311	96,862	103,231

(1)Includes $18.1 million and $59.5 million of MSR-related assets that are measured at fair value on a non-recurring basis that are classified as Level 3 in the fair value hierarchy at September 30, 2020 and December 31, 2019, respectively.
(2)Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.
(3)Includes Securitized debt that is carried at amortized cost basis and fair value.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the nine months ended September 30, 2020 and 2019, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $74.9 million and $193.5 million, respectively, at the time of foreclosure. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s loan securitization transactions as of September 30, 2020 and December 31, 2019:

(Dollars in Thousands)	September 30, 2020		December 31, 2019
Aggregate unpaid principal balance of residential whole loans sold	$1,681,500		$1,290,029
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$1,202,616		$802,817
Outstanding amount of Senior Bonds, at carrying value	$448,893	(1)	$570,952	(1)
Outstanding amount of Senior Bonds, at fair value	$388,790		$—
Outstanding amount of Senior Bonds, total	$837,683		$570,952
Weighted average fixed rate for Senior Bonds issued	2.93%	(2)	3.68%	(2)
Weighted average contractual maturity of Senior Bonds	36 years	(2)	30 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$266,355		$275,174
Cash received	$1,193,969		$802,815
(1)Net of $2.2 million and $2.9 million of deferred financing costs at September 30, 2020 and December 31, 2019, respectively.
(2)At September 30, 2020 and December 31, 2019, $743.9 million and $493.2 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100 or 300 basis points or more at 36 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three and nine months ended September 30, 2020, the Company issued Senior Bonds with a current face of $372.8 million and $399.8 million to third-party investors for proceeds of $372.8 million and $391.2 million, respectively, before offering costs and accrued interest. The Senior Bonds issued by the Company during the nine months ended September 30, 2020 are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of issuance.

As of September 30, 2020 and December 31, 2019, as a result of the transactions described above, securitized loans with a carrying value of approximately $568.6 million and $186.4 million are included in “Residential whole loans, at carrying value,” securitized loans with a fair value of approximately $521.2 million and $567.4 million are included in “Residential whole loans,

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
at fair value,” and REO with a carrying value approximately $80.3 million and $137.8 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of September 30, 2020 and December 31, 2019, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $837.7 million and $571.0 million, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

The Company concluded that the entities created to facilitate the loan securitization transactions are VIEs.  The Company then completed an analysis of whether each VIE created to facilitate the securitization transactions should be consolidated by the Company, based on consideration of its involvement in each VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of each VIE.  In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

•whether the Company has both the power to direct the activities that most significantly impact the economic performance of the VIE;  and
•whether the Company has a right to receive benefits or absorb losses of the entity that could be potentially significant to the VIE.

Based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that it was required to consolidate each VIE created to facilitate the loan securitization transactions.

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of September 30, 2020 and December 31, 2019 are a total of $5.6 billion and $7.4 billion, respectively, of residential whole loans, of which approximately $4.4 billion and $6.1 billion, respectively, are reported at carrying value and $1.2 billion and $1.4 billion, respectively, are reported at fair value. These assets, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
16. Subsequent Events

Payoff of remaining balance of Term Loan Facility

On October 9, 2020, the Company repaid $400 million of the principal outstanding on the Term Loan Facility (see note 6) and the remaining principal balance of this facility of $81,250,000 was repaid on October 30, 2020. The repayments were made without penalty or yield maintenance. Upon the full repayment, the Term Loan Facility was terminated.

Securitization of Non-QM loans

Subsequent to the end of the third quarter the Company closed on a $570 million Non-QM securitization that generated $125.1 million of additional liquidity.

Share Repurchase Authorization

On November 2, 2020, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $250 million of its common stock through the end of 2022. The Board’s authorization replaces the authorization under the Company’s existing stock repurchase program that was adopted in December 2013, which authorized the Company to repurchase up to 10 million shares of common stock and under which approximately 6.6 million shares remained available for repurchase

The stock repurchase program does not require the purchase of any minimum number of shares. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws.

The Company expects to fund the share repurchases from cash balances and future investment portfolio run-off. The Company currently has approximately 453.3 million shares of common stock outstanding.

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

As previously disclosed, related to the impact of the unprecedented conditions created by the COVID-19 pandemic, during the first and second quarters we engaged in asset sales and took other actions that significantly changed our asset composition. In particular, we sold our remaining Agency MBS and substantially all of our Legacy Non-Agency MBS portfolio, and substantially reduced our investments in MSR-related assets and CRT securities. During the third quarter we sold our remaining Legacy Non-Agency MBS. As a result of these actions, our primary investment asset as of September 30, 2020 is our residential whole loan portfolio. During the second quarter, to further help stabilize our financial position and liquidity, we entered into a $500 million senior secured credit agreement. In addition, during the second quarter, in conjunction with our previously disclosed exit from forbearance arrangements with lenders, we entered into several new asset-backed financing arrangements and renegotiated financing arrangements for certain assets with existing lenders, that resulted in us essentially refinancing the majority of our investment portfolio.

During the third quarter, we continued to make significant progress on initiatives to lower the cost of financing our investments with more durable forms of borrowing. For example, we completed a $390 million securitization transaction of Non-QM assets in early September, which generated $92.7 million of additional liquidity and lowered the funding costs for the associated assets by approximately 165 basis points. In addition, following the end of the third quarter we completed a $570 million Non-QM securitization transaction in late October, which generated $125.1 million of additional liquidity and lowered the funding costs for the associated assets by approximately 179 basis points.

Additionally, subsequent to the end of the third quarter we undertook steps to reduce our exposure to higher cost forms of financing that we had obtained in connection with our exit from forbearance in the second quarter. On October 9, 2020, we repaid $400 million of the principal outstanding on the senior secured loan, and the remaining balance of this facility of $81.25 million was repaid on October 30, 2020. The repayments were made without penalty or yield maintenance. These actions will reduce our costs of financing by approximately $9.4 million in the fourth quarter and approximately $53.0 million annually. Following the completion of the second Non-QM securitization described above, the repayment of the senior secured loan and the payment of the dividend to common stockholders on October 30, 2020, our cash totaled approximately $641.1 million.

At September 30, 2020, we had total assets of approximately $7.5 billion, of which $5.6 billion, or 75%, represented residential whole loans acquired through interests in certain trusts established to acquire the loans. Our Purchased Performing Loans, which as of September 30, 2020 comprised approximately 67% of our residential whole loans, include: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). In addition, at September 30, 2020, we had approximately $152.8 million in investments in residential mortgage securities, which represented approximately 2% of our total assets.  At such date, this portfolio included $96.3 million of CRT securities and $56.4 million of Non-Agency MBS which were primarily comprised of RPL/NPL MBS. At September 30, 2020, our investments in MSR-related assets were $252.2 million, or 3% of our total assets. Our MSR-related assets include term notes whose cash flows are considered to be largely dependent on MSR collateral and loan participations to provide financing to mortgage originators that own MSRs. Our remaining investment-related assets, which represent approximately 7% of our total assets at September 30, 2020, were primarily comprised of REO, capital contributions made to loan origination partners, other interest-earning assets and MBS and loan-related receivables.

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

Our investments in residential mortgage assets expose us to credit risk, meaning that we are generally subject to credit losses due to the risk of delinquency, default and foreclosure on the underlying real estate collateral. Our investment process for credit sensitive assets focuses primarily on quantifying and pricing credit risk. With respect to investments in Purchased Performing Loans, we believe that sound underwriting standards, including low LTVs at origination, significantly mitigate our risk of loss. Further, we believe the discounted purchase prices paid on certain non-performing and Purchased Credit Deteriorated Loans mitigate our risk of loss in the event that, as we expect on most such investments, we receive less than 100% of the par value of these investments.

Premiums arise when we acquire an MBS at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value) or when we acquire residential whole loans at a price in excess of their aggregate principal balance Conversely, discounts arise when we acquire an MBS at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Accretable purchase discounts on these investments are accreted to interest income. Purchase premiums, which are primarily carried on certain of our CRT securities and Non-QM loans, are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets.

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of a loan, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults. CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended September 30, 2020, the weighted average CPR on our Non-QM loan portfolio was 21.8%.

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

Recent Market Conditions and Our Strategy

Third quarter 2020 Portfolio Activity and impact on financial results:

At September 30, 2020, our residential mortgage asset portfolio, which includes residential whole loans and REO, residential mortgage securities and MSR-related assets, was approximately $6.3 billion compared to $6.6 billion at June 30, 2020.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended September 30, 2020:

(In Millions)	June 30, 2020	Runoff (1)	Acquisitions	Other (2)	September 30, 2020	Change
Residential whole loans and REO	$6,226	$(455)	$40	$105	$5,916	$(310)
MSR-related assets	254	(17)	—	15	252	(2)
Residential mortgage securities	149	(2)	—	6	153	4
Totals	$6,629	$(474)	$40	$126	$6,321	$(308)

(1)    Primarily includes principal repayments, cash collections on Purchased Credit Deteriorated Loans and sales of REO.
(2)    Primarily includes changes in fair value and adjustments to record lower of cost or estimated fair value adjustments on REO.

At September 30, 2020, our total recorded investment in residential whole loans and REO was $5.9 billion, or 93.6% of our residential mortgage asset portfolio. Of this amount, (i) $4.4 billion is presented as Residential whole loans, at carrying value (of which $3.7 billion were Purchased Performing Loans and $650.3 million were Purchased Credit Deteriorated Loans, and (ii) $1.2 billion is presented as Residential whole loans, at fair value, in our consolidated balance sheets. For the three months ended September 30, 2020, we recognized approximately $54.4 million of income on Residential whole loans, at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 4.63% (excluding servicing costs), with Purchased Performing Loans generating an effective yield of 4.58% and Purchased Credit Deteriorated Loans generating an effective yield of 4.89%. In addition, we recorded a net gain on residential whole loans measured at fair value through earnings of $76.9 million in Other Income, net in our consolidated statements of operations for the three months ended September 30, 2020. At September 30, 2020 and June 30, 2020, we had REO with an aggregate carrying value of $298.9 million and $348.5 million, respectively, which is included in Other assets on our consolidated balance sheets.

During the three months ended September 30, 2020, economic conditions continued to be negatively impacted by the unprecedented conditions resulting from the COVID-19 pandemic. In response to the financial impact of the COVID-19 pandemic on borrowers, and in compliance with various federal and state guidelines, during the first and second quarters of 2020 we offered short-term relief to borrowers who were contractually current at the time the pandemic started to impact the economy. Under the terms of such plans, for certain borrowers a deferral plan was entered into where missed payments were deferred to the maturity of the related loan, with a corresponding change to the loan’s next payment due date. In addition, certain borrowers were granted up to a three-month payment holiday, with payments required to resume at the conclusion of the plan. For these borrowers, all delinquent payments were contractually due at the conclusion of the payment holiday. While the majority of the borrowers granted relief have resumed making payments at the conclusion of such plans, certain borrowers, particularly in our Non-QM loan portfolio, continue to be impacted financially by the COVID-19 pandemic and have not yet resumed payments. Where these borrowers became more than 90 days delinquent on payments during the quarter, interest income receivable related to the associated loans was reversed in accordance with our non-accrual policies. At September 30, 2020, Non-QM loans with an amortized cost of $163.9 million, or 6.7% of the portfolio, were more than 90 days delinquent. For these and other borrowers that have been impacted by the COVID-19 pandemic, we are continuing to evaluate loss mitigation options with respect to these loans, including forbearance, repayment plans, loan modification and foreclosure.

During the three months ended September 30, 2020, we sold our remaining investments in Legacy Non-Agency MBS for $116,000, realizing net gains of $48,000. As of September 30, 2020, our RPL/NPL MBS portfolio totaled $53.8 million. The net yield on our RPL/NPL MBS portfolio was 7.20% for the three months ended September 30, 2020, compared to 5.18% for the three months ended September 30, 2019. In addition, our investments in MSR-related assets at September 30, 2020 totaled $252.2 million. The net yield on our MSR-related assets was 11.79% for the three months ended September 30, 2020, compared to 5.26% for the three months ended September 30, 2019. Our investments in CRT securities totaled $96.3 million at September 30, 2020.

As previously disclosed, we adopted the new accounting standard addressing the measurement of credit losses on financial instruments (CECL) on January 1, 2020. With respect to our residential whole loans held at carrying value, CECL requires that reserves for credit losses be estimated at the reporting date based on life of loan expected cash flows, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions. For the third quarter, a reversal of the provision for credit and valuation losses of $30.1 million was recorded on residential whole loans held at carrying value. The total allowance for credit losses recorded on residential whole loans held at carrying value at September 30, 2020 was $106.2 million. In addition, as of September 30, 2020, CECL reserves for credit losses totaling approximately $1.6 million were recorded related to undrawn commitments on loans held at carrying value.

Our GAAP book value per common share increased to $4.61 as of September 30, 2020 from $4.51 as of June 30, 2020. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark to market gains on our residential whole loans held at carrying value, was $4.92 as of September 30, 2020, an increase from $4.46 as of June 30, 2020. Increases in GAAP and Economic book value during the third quarter reflect the broad recovery of asset prices for residential mortgage assets. For additional information regarding the calculation of Economic book value per share including a reconciliation to GAAP book value per share, refer to page 85 under the heading “Economic Book Value”.

Information About Our Assets

The table below presents certain information about our asset allocation at September 30, 2020:

ASSET ALLOCATION

(Dollars in Millions)	Residential Whole Loans, at Carrying Value (1)		Residential Whole Loans, at Fair Value		Residential Mortgage Securities		MSR-Related Assets		Other, net (2)	Total
Fair Value/Carrying Value	$4,388		$1,230		$153		$252		$1,395	$7,418
Financing Agreements with non-mark-to-market collateral provisions	(1,471)		(256)		—		—		—	(1,727)
Financing Agreements with mark-to-market collateral provisions	(1,038)		(193)		(89)		(135)		(35)	(1,490)
Less Senior secured credit agreement	—		—		—		—		(474)	(474)
Less Securitized Debt	(470)		(369)		—		—		—	(839)
Less Convertible Senior Notes	—		—		—		—		(225)	(225)
Less Senior Notes	—		—		—		—		(97)	(97)
Net Equity Allocated	$1,409		$412		$64		$117		$564	$2,566
Debt/Net Equity Ratio (3)	2.1	x	2.0	x	1.4	x	1.2	x		1.9	x

(1)Includes $2.4 billion of Non-QM loans, $677.2 million of Rehabilitation loans, $474.0 million of Single-family rental loans, $147.6 million of Seasoned performing loans, and $650.3 million of Purchased Credit Deteriorated Loans. At September 30, 2020, the total fair value of these loans is estimated to be approximately $4.5 billion.
(2)Includes $884.2 million of cash and cash equivalents, $5.3 million of restricted cash, $298.9 million of real estate owned, and $108.9 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(3)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements noted above as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at September 30, 2020. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Deteriorated Loans (2)	Residential Whole Loans, at Fair Value
Amount due:
Within one year	$648,713	$707	$4,614
After one year:
Over one to five years	86,090	4,383	5,452
Over five years	3,056,989	696,923	1,219,598
Total due after one year	$3,143,079	$701,306	$1,225,050
Total residential whole loans	$3,791,792	$702,013	$1,229,664

(1)Excludes an allowance for credit losses of $54.6 million at September 30, 2020.
(2)Excludes an allowance for credit losses of $51.7 million at September 30, 2020.

The following table presents, at September 30, 2020, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)	Purchased Credit Deteriorated Loans (1)(3)	Residential Whole Loans, at Fair Value (1)
Interest rates:
Fixed	$1,027,710	$483,308	$889,006
Adjustable	2,115,369	217,998	336,044
Total	$3,143,079	$701,306	$1,225,050

(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of September 30, 2020.
(2)Excludes an allowance for credit losses of $54.6 million at September 30, 2020.
(3)Excludes an allowance for credit losses of $51.7 million at September 30, 2020.

Residential Mortgage Securities

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at September 30, 2020 and December 31, 2019. During the three months ended June 30, 2020, we disposed of substantially all of our investments in Legacy Non-Agency MBS:

(In Thousands)	September 30, 2020	December 31, 2019
Non-Agency MBS
Face/Par	$60,295	$2,195,303
Fair Value	56,430	2,063,529
Amortized Cost	51,380	1,668,088
Purchase Discount Designated as Credit Reserve	(669)	(436,598)
Purchase Discount Designated as Accretable	(8,246)	(90,617)

CRT Securities

At September 30, 2020, our total investment in CRT securities was $96.3 million, with a net unrealized gain of $10.6 million, a weighted average yield of 7.11% and a weighted average time to maturity of 18.7 years. At December 31, 2019, our total investment in CRT securities was $255.4 million, with a net unrealized gain of $6.2 million, a weighted average yield of 4.18% and weighted average time to maturity of 10.3 years.

Agency MBS

During the six months ended June 30, 2020, we disposed of all of our Agency MBS. At December 31, 2019, our total investment in Agency MBS was $1.7 billion, with a net unrealized loss of $3.4 million, a weighted average coupon of 3.83%.

MSR-Related Assets

At September 30, 2020 and December 31, 2019, we had $234.1 million and $1.2 billion, respectively, of term notes issued by SPVs that have acquired the rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. At September 30, 2020, these term notes had an amortized cost of $184.5 million, net unrealized gains of $49.5 million, a weighted average yield of 12.10% and a weighted average term to maturity of 9.5 years. At December 31, 2019, these term notes had an amortized cost of $1.2 billion, gross unrealized losses of approximately $5.2 million, a weighted average yield of 4.75% and a weighted average term to maturity of 5.3 years.

We have participated in a loan where we committed to lend $32.6 million of which approximately $18.1 million was drawn at September 30, 2020. At September 30, 2020, the coupon paid by the borrower on the drawn amount is 5.52%. The facility expires in 11 months.

Tax Considerations

Current period estimated taxable income

We estimate that for the nine months ended September 30, 2020, our taxable income was approximately $56.6 million. We have until the filing of our 2020 tax return (due not later than October 15, 2021) to declare the distribution of any 2020 REIT taxable income not previously distributed.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Among the provisions in this wide-ranging law are protections for homeowners experiencing financial difficulties due to the COVID-19 pandemic, including forbearance provisions and procedures. Borrowers with federally backed mortgage loans, regardless of delinquency status, may request loan forbearance for a six-month period, which could be extended for another six-month period if necessary. Federally backed mortgage loans are loans secured by first- or subordinate-liens on 1-4 family residential real property, including individual units of condominiums and cooperatives, which are insured or guaranteed pursuant to certain government housing programs, such as by the Federal Housing Administration, Federal Housing Administration, or U.S. Department of Agriculture, or are purchased or securitized by Fannie Mae or Freddie Mac. The CARES Act also includes a temporary 60 day foreclosure moratorium that applies to federally backed mortgage loans, which lasted until July 24, 2020. However, the moratorium has been extended to December 31, 2020 by Fannie Mae, Federal Housing Administration and the U.S. Department of Agriculture. Some states and local jurisdictions have also implemented moratoriums on foreclosures.

Results of Operations

Quarter Ended September 30, 2020 Compared to the Quarter Ended September 30, 2019

General

For the third quarter of 2020, we had net income available to our common stock and participating securities of $79.0 million, or $0.17 per basic and diluted common share, compared to net income available to common stock and participating securities of $91.8 million, or $0.20 per basic and diluted common share, for the third quarter of 2019. Following the unprecedented disruption in residential mortgage markets due to concerns related to the COVID-19 pandemic that was experienced late in first quarter and into the second quarter of 2020, management focused on taking actions to bolster and stabilize our balance sheet including significant sales of assets to improve our liquidity position and renegotiated the financing associated with our remaining investments. The combination of the impact of assets sales as well as higher interest expense incurred related to these new financing transactions that we entered into late in the second quarter resulted in the significant reduction in net interest income from our investments in the current quarter compared to the prior year period. In addition, in the current period, we recorded lower net realized gains on sales of residential mortgage assets. These decreases were partially offset by higher gains on our residential whole loans measured at fair value through earnings and a reversal of a portion of our provision for credit losses on residential whole loans held at carrying values.

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

For the third quarter of 2020, our net interest spread and margin were 0.03% and 0.76%, respectively, compared to a net interest spread and margin of 1.82% and 2.19%, respectively, for the third quarter of 2019. Our net interest income decreased by $46.8 million, or 82.22%, to $10.1 million for the third quarter of 2020 compared to net interest income of $56.9 million for the third quarter of 2019. For the third quarter of 2020, net interest income for our residential mortgage securities and MSR-related asset portfolios decreased by approximately $30.4 million compared to the third quarter of 2019, primarily due to lower average amounts invested in these securities due to portfolio sales in the first and second quarters of 2020. In addition, net interest income includes lower net interest income from residential whole loans held at carrying value of approximately $7.6 million compared to the third quarter of 2019 primarily due to lower yields earned on these assets, an increase in our average borrowings to finance our residential whole loans at carrying value portfolio, which was partially offset by lower funding costs for and higher average amounts invested in these assets. We also incurred approximately $13.8 million in interest expense related to the senior secured credit agreement we entered into during the second quarter of 2020. Net interest income for the third quarter of 2020 also includes $8.1 million of interest expense associated with residential whole loans held at fair value, reflecting a $3.6 million decrease in borrowing costs related to these investments compared to the third quarter of 2019, as a result of a decrease in our average balance to finance these assets. Coupon interest income received from residential whole loans held at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended September 30, 2020 and 2019. Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown. The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended September 30,
	2020			2019
(Dollars in Thousands)	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
Assets:
Interest-earning assets:
Residential whole loans, at carrying value (1)	$4,699,124	$54,393	4.63%	$4,604,305	$64,226	5.58%
Agency MBS (2)	—	—	—	2,037,817	11,806	2.32
Legacy Non-Agency MBS (2)	2,253	48	8.52	1,214,589	31,347	10.32
RPL/NPL MBS (2)	50,293	905	7.20	1,021,398	13,235	5.18
Total MBS	52,546	953	7.25	4,273,804	56,388	5.28
CRT securities (2)	85,529	1,376	6.44	390,051	4,251	4.36
MSR-related assets (2)	211,791	6,241	11.79	1,160,627	15,274	5.26
Cash and cash equivalents (3)	754,493	100	0.05	199,070	903	1.81
Other interest-earning assets	123,073	3,017	9.81	105,867	1,679	6.34
Total interest-earning assets	5,926,556	66,080	4.46	10,733,724	142,721	5.32
Total non-interest-earning assets	1,650,120			2,448,754
Total assets	$7,576,676			$13,182,478

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Collateralized financing agreements (4)(5)	$3,511,403	$30,929	3.45%	$8,654,350	$74,240	3.36%
Securitized debt (6)	607,893	5,318	3.42	617,689	5,692	3.61
Convertible Senior Notes	224,666	3,898	6.94	223,496	3,879	6.94
Senior Notes	96,891	2,012	8.31	96,842	2,012	8.31
Senior secured credit agreement	499,796	13,807	11.00	—	—	—
Total interest-bearing liabilities	4,940,649	55,964	4.43	9,592,377	85,823	3.50
Total non-interest-bearing liabilities	118,145			189,429
Total liabilities	5,058,794			9,781,806
Stockholders’ equity	2,517,882			3,400,672
Total liabilities and stockholders’ equity	$7,576,676			$13,182,478

Net interest income/net interest rate spread (7)		$10,116	0.03%		$56,898	1.82%
Net interest-earning assets/net interest margin (8)	$985,907		0.76%	$1,141,347		2.19%

(1)Excludes residential whole loans held at fair value that are reported as a component of total non-interest-earning assets.
(2)Yields presented throughout this Quarterly Report on Form 10-Q are calculated using average amortized cost data for securities which excludes unrealized gains and losses and includes principal payments receivable on securities.  For GAAP reporting purposes, purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.
(3)Includes average interest-earning cash, cash equivalents and restricted cash.
(4)Collateralized financing agreements include the following: Secured term notes, Non-mark-to-market term-asset based financing and repurchase agreements. For additional information, see Note 6, included under Item 1 of this Quarterly Report on Form 10-Q.
(5)Average cost of financing agreements includes the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration.
(6)Includes both Securitized debt, at carrying value and Securitized debt, at fair value.
(7)Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.
(8)Net interest margin reflects annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2020
	Compared to
	Three Months Ended September 30, 2019
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans, at carrying value (1)	$1,299	$(11,132)	$(9,833)
Residential mortgage securities	(72,235)	13,925	(58,310)
MSR-related assets	(18,637)	9,604	(9,033)
Cash and cash equivalents	705	(1,508)	(803)
Other interest-earning assets	307	1,031	1,338
Total net change in income from interest-earning assets	$(88,561)	$11,920	$(76,641)

Interest-bearing liabilities:
Residential whole loan at carrying value financing agreements	$855	$(3,369)	$(2,514)
Residential whole loan at fair value financing agreements	(2,216)	(787)	(3,003)
Residential mortgage securities repurchase agreements	(36,909)	6,260	(30,649)
MSR-related assets repurchase agreements	(6,754)	450	(6,304)
Other repurchase agreements	(302)	(539)	(841)
Securitized debt	(89)	(285)	(374)
Convertible Senior Notes and Senior Notes	23	(4)	19
Senior secured credit agreement	13,807	—	13,807
Total net change in expense from interest-bearing liabilities	$(31,585)	$1,726	$(29,859)
Net change in net interest income	$(56,976)	$10,194	$(46,782)

(1)Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
September 30, 2020	0.03%	0.76%
June 30, 2020	(0.90)	0.02
March 31, 2020	1.82	2.20
December 31, 2019	2.33	2.68
September 30, 2019	1.82	2.19

(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans, at carrying value for the quarterly periods presented:

	Purchased Performing Loans			Purchased Credit Deteriorated Loans			Total Residential Whole Loans, at Carrying Value
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
September 30, 2020	4.58%	3.42%	1.16%	4.89%	3.22%	1.67%	4.63%	3.39%	1.24%
June 30, 2020	5.17	6.34	(1.17)	5.07	6.03	(0.96)	5.15	6.30	(1.15)
March 31, 2020	5.10	3.44	1.66	4.84	3.39	1.45	5.07	3.43	1.64
December 31, 2019	5.24	3.61	1.63	5.79	3.51	2.28	5.31	3.59	1.72
September 30, 2019	5.55	3.92	1.63	5.76	3.79	1.97	5.58	3.90	1.68

(1)Reflects annualized interest income on Residential whole loans, at carrying value divided by average amortized cost of Residential whole loans, at carrying value. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements and securitized debt. Total Residential whole loans, at carrying value cost of funding include, 3, 5 and 3 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended March 31, 2020, December 31, 2019 and September 30, 2019, respectively. Cost of funding for the quarter ended June 30, 2020 includes the impact of amortization of $10.7 million of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 116 basis points for Purchased Performing Loans, 107 basis points for Purchased Credit Deteriorated Loans, and 115 basis points for total Residential whole loans, at carrying value during the quarter ended June 30, 2020. At June 30, 2020, following the closing of certain financing transactions and our exit from forbearance arrangements, and an evaluation of our anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring. In addition, cost of funding for the quarter ended June 30, 2020 is significantly higher than prior periods as it reflects default interest and/or higher rates charged by lenders while we were under a forbearance agreement. In addition, during the quarter ended September 30, 2020, we transferred from AOCI to earnings approximately $7.2 million of losses on Swaps that had been previously designated as hedges for accounting purposes as we had assessed that the underlying transactions were no longer probable of occurring.
(3)Reflects the difference between the net yield on average Residential whole loans, at carrying value and average cost of funds on Residential whole loans, at carrying value.

The following table presents the components of the net interest spread earned on our residential mortgage securities and MSR-related assets for the quarterly periods presented:

	Residential Mortgage Securities			MSR-Related Assets
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding	Net Interest Rate Spread (3)
September 30, 2020	6.75%	3.60%	3.15%	11.79%	3.43%	8.36%
June 30, 2020	6.09	5.23	0.86	9.96	6.21	3.75
March 31, 2020	5.40	2.72	2.68	4.74	2.56	2.18
December 31, 2019	6.54	3.26	3.28	4.88	2.82	2.06
September 30, 2019	7.44	3.21	4.23	5.26	3.23	2.03

(1)Reflects annualized interest income on divided by average amortized cost.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency MBS cost of funding includes 78, 36 and 1 basis points and Legacy Non-Agency MBS cost of funding includes 52, 24, and 1 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended March 31, 2020, December 31, 2019 and September 30, 2019, respectively. Cost of funding for the quarter ended June 30, 2020 includes the impact of amortization of $278,000 of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 174 basis points for total RPL/NPL MBS during the quarter ended June 30, 2020. At June 30, 2020, following the closing of certain financing transactions and our exit from forbearance arrangements, and an evaluation of our anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring. In addition, during the quarter ended September 30, 2020, we transferred from AOCI to earnings approximately $7.2 million of losses on Swaps that had been previously designated as hedges for accounting purposes as we had assessed that the underlying transactions were no longer probable of occurring.
(3)Reflects the difference between the net yield on average and average cost of funds.

Interest Income

Interest income on our residential whole loans held at carrying value decreased by $9.8 million, or 15.3%, for the third quarter of 2020, to $54.4 million compared to $64.2 million for the third quarter of 2019. This decrease primarily reflects a decrease in the yield (excluding servicing costs) to 4.63% for the third quarter of 2020 from 5.58% for the third quarter of 2019 partially offset by a $94.8 million increase in the average balance of this portfolio to $4.7 billion for the third quarter of 2020 from $4.6 billion for the third quarter of 2019.

Due to previously discussed asset sales, the average amortized cost of our residential mortgage securities portfolio decreased $4.5 billion to $138.1 million for the third quarter of 2020 from $4.7 billion for the third quarter of 2019 and interest income on our residential mortgage securities portfolio decreased $58.3 million to $2.3 million for the third quarter of 2020 from $60.6 million for the third quarter of 2019. In addition, interest income on our MSR-related assets decreased $9.0 million to $6.2 million for the third quarter of 2020 from $15.3 million for the third quarter of 2019 primarily reflecting a $948.8 million decrease in the average amortized cost of this portfolio to $211.8 million for the third quarter of 2020 from $1.2 billion for the third quarter of 2019, partially offset by an increase in the yield on this portfolio to 11.79% for the third quarter of 2020 from 5.26% for the third quarter of 2019. The increase in yield noted in the third quarter was as a result of the impairment charges taken in the first quarter of 2020 that resulted in an adjustment to the amortized cost of these assets.

Interest Expense

Our interest expense for the third quarter of 2020 decreased by $29.9 million, or 34.8%, to $56.0 million from $85.8 million for the third quarter of 2019.  This decrease primarily reflects a decrease in our average repurchase agreement borrowings to finance our residential mortgage securities portfolio and MSR-related assets partially offset by approximately $13.8 million in interest expense incurred in the current period related to the senior secured credit agreement we entered into during the second quarter of 2020. The effective interest rate paid on our borrowings increased to 4.43% for the quarter ended September 30, 2020 from 3.50% for the quarter ended September 30, 2019.

Provision for Credit and Valuation Losses on Residential Whole Loans Held at Carrying Value and Held-for-Sale

For the third quarter of 2020, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $30.5 million (which includes a reversal of our provision for credit losses on undrawn commitments of $478,000). The reversal for the period reflects an adjustment to certain macro-economic inputs to our loan loss estimates and lower loan balances. For the third quarter of 2019, we recorded a provision of $347,000.

Other Income, net

For the third quarter of 2020, Other Income, net increased $14.7 million, or 23.5%, to $77.1 million compared to $62.4 million for the third quarter of 2019.  The components of Other Income, net for the third quarter of 2020 and 2019 are summarized in the table below:

	Quarter Ended September 30,
(In Thousands)	2020	2019
Net gain on residential whole loans measured at fair value through earnings	$76,871	$40,175
Transfer from OCI of loss on swaps previously designated as hedges for accounting purposes	(7,177)	—
Liquidation gains on Purchased Credit Deteriorated Loans and other loan related income	1,694	4,189
Impairment and other losses on securities available-for-sale and other assets	(221)	—
Net unrealized gain/(loss) on residential mortgage securities measured at fair value through earnings	91	(695)
Net realized gain on sales of residential mortgage securities	48	17,708
Other	5,804	1,052
Total Other Income, net	$77,110	$62,429

Operating and Other Expense

For the third quarter of 2020, we had compensation and benefits and other general and administrative expenses of $18.3 million, or 2.90% of average equity, compared to $12.9 million, or 1.52% of average equity, for the third quarter of 2019. Compensation and benefits expense increased by approximately $3.7 million to $11.7 million for the third quarter of 2020, compared to $7.9 million for the third quarter of 2019, primarily reflecting a provision for estimated severance costs in connection with a reduction in workforce that occurred in the third quarter of 2020. Our other general and administrative expenses increased by $1.6 million to $6.6 million for the quarter ended September 30, 2020, compared to $5.0 million for the third quarter of 2019, primarily due to higher Directors compensation costs as the annual grant of equity awards to non-employee Directors pursuant to the director compensation program occurred in the third quarter of 2020 rather than in the second quarter as was the case in the prior year period. In addition, higher costs for professional services, corporate insurance and administrative costs associated with financing arrangements were partially offset by lower data analytic and other IT related costs.

Operating and Other Expense for the third quarter of 2020 also includes $9.0 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses decreased compared to the prior year period by approximately $1.4 million, or 13.9%, primarily due to lower non recoverable advances and servicing fees on our residential whole loan and REO portfolios and lower loan acquisition related expenses than the prior year period, largely offset by costs related to loan securitization activities.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)(3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Dividend Payout Ratio (5)	Leverage Multiple (6)	Book Value per Share of Common Stock (7)	Economic Book Value per Share of Common Stock (8)
September 30, 2020	4.17%	13.85%	33.23%	0.29	1.9	$4.61	$4.92
June 30, 2020	4.33	15.70	30.08	—	2.0	4.51	4.46
March 31, 2020	(26.72)	(26.58)	24.99	—	3.4	4.34	4.09
December 31, 2019	2.92	11.90	25.48	0.95	3.0	7.04	7.44
September 30, 2019	2.79	11.24	25.80	1.00	2.8	7.09	7.41

(1)Reflects annualized net income available to common stock and participating securities divided by average total assets.
(2)Reflects annualized net income divided by average total stockholders’ equity.
(3)For the quarter ended March 31, 2020, the amount calculated reflects the quarterly net income divided by average total stockholders’ equity.
(4)Reflects total average stockholders’ equity divided by total average assets.
(5)Reflects dividends declared per share of common stock divided by earnings per share.
(6)Represents the sum of our borrowings under financing agreements and payable for unsettled purchases divided by stockholders’ equity.
(7)Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.
(8)“Economic book value” is a non-GAAP financial measure of our financial position. To calculate our Economic book value, our portfolios of Residential whole loans at carrying value are adjusted to their fair value, rather than the carrying value that is required to be reported under the GAAP accounting model applied to these loans. For additional information please refer to page 85 under the heading “Economic Book Value”.

Nine Month Period Ended September 30, 2020 Compared to the Nine Month Period Ended September 30, 2019

General

For the nine months ended September 30, 2020, we had a net loss available to our common stock and participating securities of $746.8 million, or $1.65 per basic and diluted common share, compared to net income available to common stock and participating securities of $266.2 million, or $0.59 per basic common share and $0.58 per diluted common share, for the nine months ended September 30, 2019. Following the unprecedented disruption in residential mortgage markets due to concerns related to the COVID-19 pandemic that was experienced late in first quarter and into the second quarter of 2020, management was focused on taking actions to bolster and stabilize our balance sheet, improve our liquidity position and renegotiate the financing associated with our remaining investments. During the second quarter, we sold our remaining Agency MBS and substantially all of our Legacy Non-Agency MBS portfolio and substantially reduced our investments in MSR-related assets and CRT securities. During the third quarter, we sold our remaining Legacy Non-Agency MBS. In addition, as we had entered into forbearance agreements with the majority of our remaining lenders that were in place for most of the second quarter, our financing costs were dramatically increased during this period. The combination of the impact of asset sales and higher financing costs during the forbearance period resulted in the significant reduction in net interest income from our investments. During the nine months ended September 30, 2020, we also incurred unusually high professional services and other costs in connection with negotiating forbearance arrangements with our lenders, entering into new financing arrangements and reinstating prior financing arrangements on the exit from forbearance. In addition, during the nine months ended September 30, 2020, we recorded impairment losses on securities available-for-sale, net realized losses on sales of residential mortgage securities and residential whole loans, losses on terminated Swaps that had previously been designated as hedges for accounting purposes were transferred from OCI to earnings, and unrealized losses on residential mortgage securities measured at fair value through earnings. These decreases were partially offset by net gains on our residential whole loans measured at fair value through earnings. Further, we recorded a provision for credit losses on residential whole loans held at carrying value of $32.4 million, which includes a provision for credit losses on undrawn commitments of $1.6 million, during the nine months ended September 30, 2020.

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

For the nine months ended September 30, 2020, our net interest spread and margin were 0.65% and 1.25%, respectively, compared to a net interest spread and margin of 1.90% and 2.29%, respectively, for the nine months ended September 30, 2019. Our net interest income decreased by $107.5 million, or 60.2%, to $71.2 million for the nine months ended September 30, 2020, from $178.7 million for the nine months ended September 30, 2019.  For the nine months ended September 30, 2020, net interest income for our residential mortgage securities and MSR-related asset portfolios decreased by approximately $79.5 million compared to the nine months ended September 30, 2019, primarily due to lower average amounts invested in these securities due to portfolio sales in the current period. In addition, we also incurred approximately $14.6 million in interest expense related to the senior secured credit agreement we entered into during the second quarter of 2020 and approximately $6.6 million higher interest expense on our Convertible Senior Notes issued in June 2019. Net interest income also includes lower net interest income from residential whole loans held at carrying value of approximately $14.2 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 primarily due to higher average amounts invested in these assets partially offset by higher funding costs as a result of entering into forbearance agreements and lower yields earned on our residential whole loans at carrying value portfolio. In addition, net interest income for the nine months ended September 30, 2020 also includes $30.8 million of interest expense associated with residential whole loans held at fair value, reflecting a $3.4 million decrease in borrowing costs related to these investments compared to the nine months ended September 30, 2019. Coupon interest income received from residential whole loans held at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the nine months ended September 30, 2020 and 2019.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Nine Months Ended September 30,
	2020			2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Residential whole loans, at carrying value (1)	$5,554,592	$207,306	4.98%	$4,011,929	$171,725	5.71%
Agency MBS (2)	522,119	8,852	2.26	2,379,289	45,521	2.55
Legacy Non-Agency MBS (2)	356,471	28,786	10.77	1,322,559	106,147	10.70
RPL/NPL MBS (2)	195,495	8,071	5.50	1,182,484	44,463	5.01
Total MBS	1,074,085	45,709	5.67	4,884,332	196,131	5.35
CRT securities (2)	173,033	5,969	4.60	411,273	15,545	5.04
MSR-related assets (2)	598,838	30,189	6.72	959,145	38,232	5.31
Cash and cash equivalents (3)	443,034	646	0.19	186,587	2,703	1.93
Other interest-earning assets	128,565	9,089	9.43	94,708	4,272	6.01
Total interest-earning assets	7,972,147	298,908	5.00	10,547,974	428,608	5.42
Total non-interest-earning assets	1,834,040			2,465,917
Total assets	$9,806,187			$13,013,891

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Collateralized financing agreements (4)(5)	$5,818,826	$179,754	4.06%	$8,520,981	$220,939	3.42%
Securitized debt (6)	568,186	15,673	3.62	646,234	17,834	3.64
Convertible Senior Notes	224,291	11,678	6.94	98,243	5,085	6.94
Senior Notes	96,879	6,038	8.31	96,831	6,035	8.31
Senior secured credit agreement	176,939	14,571	11.00	—	—	—
Total interest-bearing liabilities	6,885,121	227,714	4.35	9,362,289	249,893	3.52
Total non-interest-bearing liabilities	122,635			242,414
Total liabilities	7,007,756			9,604,703
Stockholders’ equity	2,798,431			3,409,188
Total liabilities and stockholders’ equity	$9,806,187			$13,013,891

Net interest income/net interest rate spread (7)		$71,194	0.65%		$178,715	1.90%
Net interest-earning assets/net interest margin (8)	$1,087,026		1.25%	$1,185,685		2.29%
(1)Excludes residential whole loans held at fair value that are reported as a component of total non-interest-earning assets.
(2)Yields presented throughout this Quarterly Report on Form 10-Q are calculated using average amortized cost data for securities which excludes unrealized gains and losses and includes principal payments receivable on securities.  For GAAP reporting purposes, purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.
(3)Includes average interest-earning cash, cash equivalents and restricted cash.
(4)Collateralized financing agreements include the following: Secured term notes, Non-mark-to-market term-asset based financing, and repurchase agreements. For additional information, see Note 6, included under Item 1 of this Quarterly Report on Form 10-Q.
(5)Average cost of repurchase agreements includes the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration.
(6)Includes both Securitized debt, at carrying value and Securitized debt, at fair value.
(7)Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.
(8)Net interest margin reflects annualized net interest income divided by average interest-earning assets.

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

	Nine Months Ended September 30, 2020
	Compared to
	Nine Months Ended September 30, 2019
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans, at carrying value (1)	$59,688	$(24,107)	$35,581
Residential mortgage securities	(167,490)	7,492	(159,998)
MSR-related assets	(16,592)	8,549	(8,043)
Cash and cash equivalents	1,695	(3,752)	(2,057)
Other interest-earning assets	1,862	2,955	4,817
Total net change in income from interest-earning assets	$(120,837)	$(8,863)	$(129,700)

Interest-bearing liabilities:
Residential whole loan at carrying value financing agreements	$43,522	$6,512	$50,034
Residential whole loan at fair value financing agreements	(2,852)	1,381	(1,471)
Residential mortgage securities repurchase agreements	(75,707)	(6,622)	(82,329)
MSR-related assets repurchase agreements	(7,166)	919	(6,247)
Other repurchase agreements	(790)	(382)	(1,172)
Securitized debt	(2,090)	(71)	(2,161)
Convertible Senior Notes and Senior Notes	6,966	(370)	6,596
Senior secured credit agreement	14,571	—	14,571
Total net change in expense of interest-bearing liabilities	$(23,546)	$1,367	$(22,179)
Net change in net interest income	$(97,291)	$(10,230)	$(107,521)

(1)Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans, at carrying value for the periods presented:

	Purchased Performing Loans			Purchased Credit Deteriorated Loans			Total Residential Whole Loans, at Carrying Value
Nine Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
September 30, 2020	4.98%	4.43%	0.55%	4.93%	4.23%	0.70%	4.98%	4.41%	0.57%
September 30, 2019	5.69	4.11	1.58	5.76	3.05	2.71	5.71	3.88	1.83

(1)Reflects annualized interest income on Residential whole loans, at carrying value divided by average amortized cost of Residential whole loans, at carrying value. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements and securitized debt. Total Residential whole loans, at carrying value cost of funding includes 12 and 5 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the nine months ended September 30, 2020 and 2019, respectively. Cost of funding for the nine months ended September 30, 2020 includes the impact of amortization of $12.3 million of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 45 basis points for Purchased Performing Loans, 36 basis points for Purchased Credit Deteriorated Loans, and 44 basis points for total Residential whole loans, at carrying value. At June 30, 2020, following the closing of certain financing transactions and our exit from forbearance arrangements, and an evaluation of our anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring. In addition, during the quarter ended September 30, 2020, we transferred from AOCI to earnings approximately $7.2 million of losses on Swaps that had been previously designated as hedges for accounting purposes as we had assessed that the underlying transactions were no longer probable of occurring.
(3)Reflects the difference between the net yield on average Residential whole loans, at carrying value and average cost of funds on Residential whole loans, at carrying value.

The following table presents the components of the net interest spread earned on our residential mortgage securities and MSR-related assets for the periods presented:

	Residential Mortgage Securities			MSR-Related Assets
Nine Months Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding	Net Interest Spread (3)
September 30, 2020	5.53%	2.74%	2.79%	6.72%	3.56%	3.16%
September 30, 2019	5.33	2.95	2.38	5.31	3.40	1.91

(1) Reflects annualized interest income divided by average amortized cost.
(2) Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency MBS cost of funding includes 33 and 8 basis points and Legacy Non-Agency MBS cost of funding includes 49 and 11 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the nine months ended September 30, 2020 and 2019, respectively. Cost of funding for the nine months ended September 30, 2020 includes the impact of amortization of $278,000 of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 37 basis points for RPL/NPL MBS. At June 30, 2020, following the closing of certain financing transactions and the Company’s exit from forbearance arrangements, and an evaluation of the our anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring. In addition, during the quarter ended September 30, 2020, we transferred from AOCI to earnings approximately $7.2 million of losses on Swaps that had been previously designated as hedges for accounting purposes as we had assessed that the underlying transactions were no longer probable of occurring.
(3) Reflects the difference between the net yield and average cost of funds.

Interest Income

Interest income on our residential whole loans held at carrying value increased by $35.6 million, or 20.7%, for the nine months ended September 30, 2020 to $207.3 million compared to $171.7 million for the nine months ended September 30, 2019. This increase primarily reflects a $1.5 billion increase in the average balance of this portfolio to $5.6 billion for the nine months ended September 30, 2020 from $4.0 billion for the nine months ended September 30, 2019, partially offset by a decrease in the yield (excluding servicing costs) to 4.98% for the nine months ended September 30, 2020 from 5.71% for the nine months ended September 30, 2019.

Due to previously discussed asset sales, the average amortized cost of our residential mortgage securities portfolio decreased $4.0 billion to $1.2 billion for the nine months ended September 30, 2020 from $5.3 billion for the nine months ended September 30, 2019 and interest income on our residential mortgage securities portfolio decreased $160.0 million to $51.7 million for the nine months ended September 30, 2020 from $211.7 million for the nine months ended September 30, 2019. Interest income on our MSR-related assets decreased by $8.0 million to $30.2 million for the nine months ended September 30, 2020 compared to $38.2 million for the nine months ended September 30, 2019. This decrease primarily reflects a $360.3 million decrease in the average balance of these investments for the nine months ended September 30, 2020 to $598.8 million compared to $959.1 million for the nine months ended September 30, 2019, partially offset by an increase in the yield to 6.72% for the nine months ended September 30, 2020 from 5.31% for the nine months ended September 30, 2019,.

Interest Expense

Our interest expense for the nine months ended September 30, 2020 decreased by $22.2 million, or 8.9%, to $227.7 million, from $249.9 million for the nine months ended September 30, 2019.  This decrease primarily reflects a decrease in our average repurchase agreement borrowings to finance our residential mortgage securities portfolio and MSR-related assets partially offset by an increase in our average borrowings to finance residential whole loans held at carrying value and an increase in financing rates on our financing agreements. In addition in the current period we incurred interest expense of approximately $14.6 million related to the senior secured credit agreement we entered into during the second quarter of 2020 and higher interest expense of $6.6 million on our Convertible Senior Notes issued in June 2019. The effective interest rate paid on our borrowings increased to 4.35% for the nine months ended September 30, 2020, from 3.52% for the nine months ended September 30, 2019.

Payments made and/or received on our Swaps designated as hedges for accounting purposes are a component of our borrowing costs and resulted in an increase in interest expense of $3.4 million, or 5 basis points, for the nine months ended September 30, 2020, compared to a reduction in interest expense of $1.6 million, or 3 basis points, for the nine months ended September 30, 2019.  The weighted average fixed-pay rate on our Swaps designated as hedges decreased to 2.06% for the nine months ended September 30, 2020 from 2.32% for the nine months ended September 30, 2019.  The weighted average variable interest rate received on our Swaps designated as hedges decreased to 1.63% for the nine months ended September 30, 2020 from 2.40% for the nine months ended September 30, 2019.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the nine months ended September 30, 2020, we recorded a provision for credit losses on residential whole loans held at carrying value of $32.4 million (which includes a provision for credit losses on undrawn commitments of $1.6 million) compared to a provision of $1.5 million for the nine months ended September 30, 2019. As previously discussed, on January 1, 2020, we adopted the new accounting standard addressing the measurement of credit losses on financial instruments (CECL). With respect to our residential whole loans held at carrying value, CECL requires that reserves for credit losses are estimated at the reporting date based on life of loan expected cash flows, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions.

Other Income, net

For the nine months ended September 30, 2020, Other (Loss)/Income, net decreased by $807.9 million, to a $637.5 million loss, compared to $170.5 million of income for the nine months ended September 30, 2019.  The components of Other Income, net for the nine months ended September 30, 2020 and 2019 are summarized in the table below:

	Nine Months Ended September 30,
(In Thousands)	2020	2019
Impairment and other losses on securities available-for-sale and other assets	$(424,966)	$—
Net realized (loss)/ gain on sales of residential mortgage securities and residential whole loans	(188,847)	50,027
Transfer from OCI of loss on swaps previously designated as hedges for accounting purposes	(57,034)	—
Net gain on residential whole loans measured at fair value through earnings	44,431	116,915
Net unrealized (loss)/gain on residential mortgage securities measured at fair value through earnings	(13,432)	7,977
Liquidation gains on Purchased Credit Deteriorated Loans and other loan related income	4,427	11,234
Other	(2,057)	(15,693)
Total Other (Loss)/Income, net	$(637,478)	$170,460

Operating and Other Expense

During the nine months ended September 30, 2020, we had compensation and benefits and other general and administrative expenses of $47.8 million, or 2.28% of average equity, compared to $39.9 million, or 1.56% of average equity, for the nine months ended September 30, 2019.  Compensation and benefits expense increased $4.8 million to $29.1 million for the nine months ended September 30, 2020, compared to $24.3 million for the nine months ended September 30, 2019, primarily reflecting a provision for estimated severance costs in connection with a reduction in workforce that occurred in the third quarter of 2020. Our other general and administrative expenses increased by $3.1 million to $18.7 million for the nine months ended September 30, 2020 compared to $15.6 million for the nine months ended September 30, 2019, primarily due to higher costs for professional services, corporate insurance, administrative expenses associated with financing arrangements, corporate income tax and the write-off of certain internally developed software and deferred financing costs, partially offset by lower costs associated with deferred compensation to Directors in the current year period, which were impacted by the changes in our stock price. In addition, during the current year we also incurred professional service and other costs of $44.4 million related to negotiating forbearance arrangements with our lenders entering into new financing arrangements and reinstating prior financing arrangements on the exit from forbearance.

Operating and Other Expense during the nine months ended September 30, 2020 also includes $28.6 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses decreased compared to the prior year period by approximately $1.6 million, primarily due to lower servicing fees and non-recoverable advances on our residential whole loan and REO portfolios, partially offset by costs related to loan securitization activities.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Nine Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
September 30, 2020	(10.15)%	(34.55)%	28.54%	(0.03)	1.9	$4.61
September 30, 2019	2.73	10.85	26.20	1.02	2.8	7.09

(1)Reflects annualized net income available to common stock and participating securities divided by average total assets.
(2)Reflects annualized net income divided by average total stockholders’ equity.
(3)Reflects total average stockholders’ equity divided by total average assets.
(4)Reflects dividends declared per share of common stock divided by earnings per share.
(5)Represents the sum of borrowings under our financing agreements, and payable for unsettled purchases divided by stockholders’ equity.
(6)Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.

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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

(In Thousands, Except Per Share Amounts)	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
GAAP Total Stockholders’ Equity	$2,565.7	$2,521.1	$2,440.7	$3,384.0	$3,403.4	$3,403.4	$3,404.5
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(200.0)	(200.0)	(200.0)	(200.0)
GAAP Stockholders’ Equity for book value per common share	2,090.7	2,046.1	1,965.7	3,184.0	3,203.4	3,203.4	3,204.5
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	141.1	(25.3)	(113.5)	182.4	145.8	131.2	92.1

Stockholders’ Equity including fair value adjustment to Residential whole loans, at carrying value (Economic book value)	$2,231.8	$2,020.8	$1,852.2	$3,366.4	$3,349.2	$3,334.6	$3,296.6

GAAP book value per common share	$4.61	$4.51	$4.34	$7.04	$7.09	$7.11	$7.11
Economic book value per common share	$4.92	$4.46	$4.09	$7.44	$7.41	$7.40	$7.32
Number of shares of common stock outstanding	453.3	453.2	453.1	452.4	451.7	450.6	450.5

Recent Accounting Standards to Be Adopted in Future Periods

In August 2020, the Financial Accounting Standards Board (or FASB) issued accounting standards update (or ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (or ASU 2020-06). ASU 2020-06 was issued in order to reduce the complexity associated with recording financial instruments with characteristics of both liabilities and equity by eliminating certain accounting models associated with such instruments and enhancing disclosure requirements. ASU 2020-06 is effective for us for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than in fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We do not expect ASU 2020-06 to have a material impact on our accounting or disclosures.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at September 30, 2020, we had approximately 8.8 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement. During the nine months ended September 30, 2020, we issued 137,740 shares of common stock through our DRSPP, raising net proceeds of approximately $752,095. During the nine months ended September 30, 2020, we did not sell any shares of common stock through the ATM Program.

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

Financing agreements

Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to the Company, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on the Company based on changes in the value of the underlying collateral securing the borrowing. Repurchase agreements and other forms of collateralized financing are renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance.

With respect to margin maintenance requirements for agreements secured by harder to value assets, such as residential whole loans, Non-Agency MBS and MSR-related assets, margin calls are typically determined by our counterparties based on their assessment of changes in the fair value of the underlying collateral and in accordance with the agreed upon haircuts specified in the transaction confirmation with the counterparty.  We address margin call requests in accordance with the required terms specified in the applicable agreement and such requests are typically satisfied by posting additional cash or collateral on the same business day. We review margin calls made by counterparties and assess them for reasonableness by comparing the counterparty valuation against our valuation determination. When we believe that a margin call is unnecessary because our assessment of collateral value differs from the counterparty valuation, we typically hold discussions with the counterparty and are able to resolve the matter. In the unlikely event that resolution cannot be reached, we will look to resolve the dispute based on the remedies available to us under the terms of the repurchase agreement, which in some instances may include the engagement of a third-party to review collateral valuations. For certain other agreements that do not include such provisions, we could resolve the matter by substituting collateral as permitted in accordance with the agreement or otherwise request the counterparty to return the collateral in exchange for cash to unwind the financing. For additional information regarding the Company’s various types of financing arrangements, including those of with non mark-to-market terms and the haircuts for those agreements with mark-to-market collateral provisions, see Note 6, included under Item 1 of this Quarterly Report on Form 10-Q.

We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements. As we experienced in the first quarter of 2020, when the value of our residential mortgage assets pledged as collateral experienced rapid decreases, margin calls under our financing arrangements could materially increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms. Further, when liquidity tightens, our counterparties to our short term arrangements with mark-to-market collateral provisions may increase their required collateral cushion (or margin) requirements on new financings, including financings that we roll with the same counterparty, thereby reducing our ability to use leverage. Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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

At September 30, 2020, we had a total of $5.2 billion of residential whole loans, residential mortgage securities, MSR-related assets and other interest-earning assets and $5.3 million of restricted cash pledged to our financing counterparties. At September 30, 2020, we had access to various sources of liquidity which we estimated exceeded $940.2 million. This amount includes (i) $884.2 million of cash and cash equivalents and (ii) $56.0 million in unused capacity under our financing arrangements. Our sources of liquidity do not include restricted cash. In addition, we have $65.5 million of unencumbered residential whole loans. We are evaluating potential opportunities to finance our residential whole loans, including loan securitization.

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
September 30, 2020	$3,511,453	$3,217,678	$3,613,968	$610,120	$837,683	$837,683
June 30, 2020	4,736,610	3,692,845	5,024,926	538,245	516,102	541,698
March 31, 2020	9,233,808	7,768,180	9,486,555	558,007	533,733	594,458
December 31, 2019	8,781,646	9,139,821	9,139,821	590,813	570,952	621,071
September 30, 2019	8,654,350	8,571,422	8,833,159	617,689	605,712	649,405

(1)The information presented in the table above excludes $230.0 million of Convertible Senior Notes issued in June 2019, $100.0 million of Senior Notes issued in April 2012, and $481.3 million of a senior secured term loan facility. The outstanding balance of both the Convertible Senior Notes and Senior Notes have been unchanged since issuance. Subsequent to the end of the third quarter of 2020, we repaid in full the outstanding principal balance of the senior secured term loan facility.

Cash Flows and Liquidity for the Nine Months Ended September 30, 2020

Our cash, cash equivalents and restricted cash increased by $754.8 million during the nine months ended September 30, 2020, reflecting: $5.9 billion provided by our investing activities, $5.1 billion used in our financing activities and $16.8 million provided by our operating activities.

At September 30, 2020, our debt-to-equity multiple was 1.9 times compared to 3.0 times at December 31, 2019. At September 30, 2020, we had borrowings under asset-backed financing agreements of $3.2 billion, of which $3.0 billion were secured by residential whole loans and $258.5 million were secured by residential mortgage securities, MSR-related assets, and other interest-earning assets. In addition, at September 30, 2020, we had securitized debt of $837.7 million in connection with our loan securitization transactions. At December 31, 2019, we had borrowings under asset-backed financing agreements of $9.1 billion, of which $4.7 billion were secured by residential whole loans, $1.6 billion were secured by Agency MBS, $1.1 billion were secured by Legacy Non-Agency MBS, $495.1 million were secured by RPL/NPL MBS, $203.6 million were secured by CRT securities, $962.5 million were secured by MSR-related assets and $57.2 million were secured by other interest-earning assets. In addition, at December 31, 2019, we had securitized debt of $571.0 million in connection with our loan securitization transactions.

During the nine months ended September 30, 2020, $5.9 billion was provided by our investing activities.  We paid $1.3 billion for purchases of residential whole loans, loan related investments and capitalized advances, and purchased $163.7 million of MSR-related assets and CRT securities funded with cash and repurchase agreement borrowings. In addition, during the nine months ended September 30, 2020, we received cash of $609.8 million from prepayments and scheduled amortization on our MBS, CRT securities and MSR-related assets, of which $137.7 million was attributable to Agency MBS, $410.9 million was from Non-Agency MBS, $56.2 million was attributable to MSR-related assets, and approximately $4.9 million was attributable to CRT securities, and we sold certain of our investment securities, MSR-related assets, and other assets for $3.8 billion, realizing net losses of $71.6 million. While we generally intend to hold our MBS and CRT securities as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions. In particular, subsequent to the end of the first quarter, we sold our remaining Agency MBS, substantially all of our Legacy Non-Agency MBS portfolio and substantially reduced our investments in MSR-related assets and CRT securities. During the three months ended September 30, 2020, we sold our remaining Legacy Non-Agency MBS. During the nine months ended September 30, 2020, we received $1.3 billion of principal payments on residential whole loans and $203.6 million of proceeds on sales of REO.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
September 30, 2020	$—	$2,526	$2,526	$2,199	$(327)
June 30, 2020	—	108,999	108,999	322,682	213,683
March 31, 2020	30,187	213,392	243,579	67,343	(176,236)
December 31, 2019	—	26,972	26,972	18,311	(8,661)
September 30, 2019	77,214	35,271	112,485	129,132	16,647

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of September 30, 2020.

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

The interest rates for the vast majority of our investments, financings and hedging transactions are either explicitly or indirectly based on LIBOR. On July 27, 2017, the United Kingdom Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. At this time, it is not possible to predict the effect of such change, including the establishment of potential alternative reference rates, on the economy or markets we are active in either currently or in the future, or on any of our assets or liabilities whose interest rates are based on LIBOR. We are in the process of evaluating the potential impact of a discontinuation of LIBOR after 2021 on our portfolio, as well as the related accounting impact. However, we expect that in the near term, we will work closely with the Trustee companies and/or other entities that are involved in calculating the interest rates for our residential mortgage securities and securitized debt, our loan servicers for our hybrid and floating rate loans, and with the various counterparties to our financing and hedging transactions in order to determine what changes, if any, are required to be made to existing agreements for these transactions.

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value over the next 12 months based on the assets in our investment portfolio at September 30, 2020. All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at September 30, 2020.

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Securitized and Other Fixed Rate Debt	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$7,338,936	$9,758	$7,348,694	$(143,322)	8.38%	(1.91)%
+ 50 Basis Point Increase	$7,428,701	$(2,068)	$7,426,633	$(65,383)	4.60%	(0.87)%
Actual at September 30, 2020	$7,505,910	$(13,894)	$7,492,016	$—	—%	—%
- 50 Basis Point Decrease	$7,570,563	$(25,719)	$7,544,844	$52,828	(5.08)%	0.71%
-100 Basis Point Decrease	$7,622,661	$(37,545)	$7,585,116	$93,100	(9.39)%	1.24%

(1)Such assets include residential whole loans and REO, MBS and CRT securities, MSR-related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2020. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act. Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our securitized and other fixed rate date (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio. Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing. At September 30, 2020, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets. As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At September 30, 2020, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 1.57 which is the weighted average of 2.39 for our Residential whole loans, 0.61 for our Non-Agency investments, (1.46) for our securitized debt, and other fixed rate debt, and 0.11 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.65), which is the weighted average of (0.84) for our Residential whole loans, zero for our securitized and other fixed rate debt, zero for our Non-Agency MBS and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Credit Risk

We are exposed to credit risk through our credit sensitive residential mortgage investments, in particular residential whole loans and CRT securities and to a lesser extent our investments in RPL/NPL MBS and MSR-related assets. As discussed above, since the end of the first quarter we have engaged in asset sales and taken other actions that significantly changed our asset composition subsequent to March 31, 2020. During the third quarter of 2020, we sold the remainder of our Legacy Non-Agency MBS. As a result, our primary credit risk currently relates to our residential whole loans.

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

The following table presents certain information about our Residential whole loans, at carrying value at September 30, 2020:

	Purchased Performing Loans		Purchased Credit Deteriorated Loans
	Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	Total
Amortized cost	$3,659,498	$132,294	$423,880	$278,134	$4,493,806
Unpaid principal balance (UPB)	$3,601,206	$132,238	$467,432	$345,182	$4,546,058
Weighted average coupon (1)	6.1%	6.5%	4.5%	4.4%	5.8%
Weighted average term to maturity (months)	273	335	267	319	277
Weighted average LTV (2)	62.8%	86.3%	56.8%	108.7%	66.3%
Loans 90+ days delinquent (UPB)	$293,277	$12,326	$63,682	$83,842	$453,127

(1)Weighted average is calculated based on the interest bearing principal balance of each loan within the related category. For loans acquired with servicing rights released by the seller, interest rates included in the calculation do not reflect loan servicing fees. For loans acquired with servicing rights retained by the seller, interest rates included in the calculation are net of servicing fees.
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $222.2 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at September 30, 2020:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	35.0%
Florida	13.2%
New York	7.7%
New Jersey	5.4%
Georgia	3.3%

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

Liquidity Risk

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings. This risk was particularly pronounced during the first quarter of 2020, as conditions created by the COVID-19 pandemic resulted in us receiving an usually high number of margin calls, negatively impacting our overall liquidity and ultimately leading us to enter into the Forbearance Agreements.

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

At September 30, 2020, we had access to various sources of liquidity which we estimate to be in excess of $940.2 million, an amount which includes: (i) $884.2 million of cash and cash equivalents and (ii) $56.0 million in unused capacity under our financing arrangements. Our sources of liquidity do not include restricted cash. In addition, at September 30, 2020 we had $65.5 million of unencumbered residential whole loans.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2020, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2020. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), as supplemented by the risk factors described under “Item 1.A. Risk Factors” in the Company’s Quarterly Reports on Form 10-Q for the three months ended March 31, 2020 (the “2020 Q1 Form 10-Q”) and six months ended June 30,2020 (the “2020 Q2 Form 10-Q”). There are no material changes from the risk factors set forth in the 2019 10-K, the 2020 Q1 Form 10-Q and the 2020 Q2 Form 10-Q. However, the risks and uncertainties that the Company faces are not limited to those set forth in the 2019 Form 10-K and the 2020 Q1 Form 10-Q and the 2020 Q2 Form 10-Q. Additional risks and uncertainties not currently known to the Company (or that it currently believes to be immaterial) may also adversely affect the Company’s business and the trading price of our securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

As previously disclosed, in August 2005, the Company’s Board authorized a repurchase program, to repurchase up to 4.0 million shares of the Company’s outstanding common stock under the Repurchase Program.  The Board reaffirmed such authorization in May 2010.  In December, 2013, the Company’s Board increased the number of shares authorized for repurchase to an aggregate of 10.0 million shares (under which approximately 6.6 million shares remained available for repurchase at September 30, 2020).

The Company engaged in no share repurchase activity during the third quarter of 2020 pursuant to the repurchase program nor did it withhold any restricted shares (under the terms of grants under its Equity Plan) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or RSUs.

In November 2020, the Company’s Board authorized a new share repurchase program under which the Company may repurchase up to $250 million of its outstanding common stock. The authorization under this repurchase program expires at the end of 2022. The Board’s authorization replaces and supersedes the authorization under the repurchase program that was adopted in December 2013.

The stock repurchase program does not require the purchase of any minimum number of shares. Subject to applicable securities laws, repurchases of common stock under the repurchase program may be made at times and in amounts as the Company deems appropriate, using available cash resources. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws (including, in the Company’s discretion, through the use of one or more plans adopted under Rule 10b-5-1 promulgated under the 1934 Act).

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

Date: November 5, 2020	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

31.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019; (ii) our Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2020 and 2019; (iii) our Consolidated Statements of Comprehensive Income / (Loss) (Unaudited) for the three and nine months ended September 30, 2020 and 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2020 and 2019; (v) our Consolidated Statements of Cash Flows (Unaudited) for the three months ended September 30, 2020 and 2019; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

E-1