Form 10-K
period 2020-12-31
MFA FINANCIAL, INC.
filed 2021-02-23
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

On June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.1 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 17, 2021, the registrant had a total of 452,058,867 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on or about June 2, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MFA FINANCIAL, INC.

In this Annual Report on Form 10-K, references to “we,” “us,” “our” or “the Company” refer to MFA Financial, Inc. and its subsidiaries unless specifically stated otherwise or the context otherwise indicates.  The following defines certain of the commonly used terms in this Annual Report on Form 10-K:  Purchased Performing Loans refer to loans that may include: (i) loans to finance (or refinance) one-to four-family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (“Rehabilitation loans” or “Fix and Flip loans”), (iii) loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (“Single-family rental loans”), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (“Seasoned performing loans”). MBS generally refers to mortgage-backed securities secured by pools of residential mortgage loans; Agency MBS refers to MBS that are issued or guaranteed by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”); Non-Agency MBS refers to MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation and include (i) Legacy Non-Agency MBS, which are MBS issued prior to 2008, and (ii) RPL/NPL MBS, which refers to MBS backed primarily by securitized re-performing and non-performing loans and are generally structured such that the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. Hybrids refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refer to adjustable-rate mortgage loans which have interest rates that reset annually or more frequently; CRT securities refer to credit risk transfer securities, that are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac; MSR-related assets refer to certain term notes backed directly or indirectly by mortgage servicing rights or loans to certain entities that are generally secured by cash flows generated by mortgage servicing rights and other unencumbered assets owned by the borrower; and Real Estate Owned (“REO”) refers to real estate acquired by us, including through foreclosure, deed in lieu of foreclosure, or purchased in connection with the acquisition of residential whole loans.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: risks related to the ongoing spread of the novel coronavirus and the COVID-19 pandemic, including the pandemic’s effects on the general economy and our business, financial position and results of operations (including, among other potential effects, increased delinquencies and greater than expected losses in our whole loan portfolio); changes in interest rates and the market (i.e., fair) value of our residential whole loans, MBS and other assets; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in its portfolio and could require us to reinvest the proceeds received by it as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans in our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on residential whole loans and the extent of prepayments, realized losses and changes in the composition of our residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; targeted or expected returns on our investments in recently-originated loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing cost associated with such investments; risks associated with our investments in MSR-related assets, including servicing, regulatory and economic risks, risks associated with our investments in loan originators, and risks associated with investing in real estate assets, including changes in business conditions and the general economy.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.  (See Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K)

PART I

Item 1.  Business.

GENERAL

We are an internally-managed real estate investment trust (or REIT) primarily engaged in the business of investing, on a leveraged basis, in residential mortgage assets. Our targeted investments include principally the following:

•Residential whole loans, including Purchased Performing Loans, Purchased Credit Deteriorated and non-performing loans. We also own residential real estate (or REO), which is typically acquired as a result of the foreclosure or other liquidation of delinquent whole loans in connection with our loan investment activities;
•Residential mortgage securities, including Non-Agency MBS and CRT securities; and
•MSR-related assets, which include term notes backed directly or indirectly by MSRs and loans to provide financing to entities that originate residential mortgage loans and own the related MSRs.

Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.

2020 was marked by unprecedented conditions caused by the COVID-19 global pandemic, causing significant volatility and disruption in the United States economy and financial markets. In addition, conditions for residential mortgage assets were negatively impacted during 2020, particularly during the initial months of the pandemic in the first and second quarters of the year. As a result of and in response to these conditions, we significantly reduced the size and composition of our investment portfolio during 2020. We discuss the impact of the COVID-19 pandemic on our business, including our investment and financing strategies, throughout this Annual Report on Form 10-K.

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

INVESTMENT STRATEGY

We primarily invest, through our various subsidiaries, in residential mortgage assets. As a result of the market disruptions related to the unprecedented conditions arising in connection with the onset of the COVID-19 pandemic in early 2020, during the first and second quarters of 2020 we engaged in asset sales and took other actions that significantly changed our asset composition. In particular, we sold all of our Agency and Legacy Non-Agency MBS investments and substantially reduced our investments in MSR-related assets and CRT securities. As a result of these actions, our primary investment assets as of December 31, 2020 are comprised of residential whole loans. Consequently, at the end of 2020, residential whole loan investments comprised approximately 77% of our assets and more than 60% of our allocated net equity. The impact of the COVID-19 related market disruptions on loan origination volumes for Non-QM and business purpose loans as well as on our own financial condition resulted in significantly reduced loan acquisition activity by us in 2020 as compared to the prior year. During 2021, assuming economic conditions continue to stabilize and loan origination volumes for Non-QM and business purpose loans increase, we expect to seek investment opportunities primarily focused on residential whole loans as market opportunities arise. We expect that our investment activities will continue to be financed through a combination of term loan warehouse financing, repurchase agreement financing and, increasingly, through securitization transactions.

At December 31, 2020, our total investment-related assets were comprised of the following: $5.3 billion, or 77%, of residential whole loans (compared to $7.4 billion, or 55%, at December 31, 2019); $161.0 million, or 2%, of residential mortgage securities (compared to $4.0 billion, or 29%, at December 31, 2019); $239.0 million, or 3%, of MSR-related assets (compared to $1.2 billion, or 9%, at December 31, 2019); and $352.4 million, or 5%, of remaining investment-related assets, comprised primarily of REO, capital contributions made to loan origination partners and MBS loan-related receivables (compared to 5% at December 31, 2019).

Residential Whole Loans

Prior to the onset of the COVID-19 pandemic during the first quarter of 2020, we continued to increase our residential whole loan portfolio primarily through acquisitions of Purchased Performing Loans. Such loans include: (i) loans to finance (or refinance) one-to four-family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (or Single-family rental loans), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). The majority of our Purchased Performing Loans are Hybrids or, in the case of Rehabilitation loans, are expected to have relatively short duration. Consequently, we believe that our Purchased Performing Loans acquired to date will exhibit relatively lower interest rate sensitivity than conventional fixed-rate residential whole loans. Approximately 84% of our Purchased Performing Loans at December 31, 2020 were acquired on a servicing-retained basis (i.e., the sellers of such loans retained the right to service the loans sold).

In addition, during 2020, we continued to maintain our non-performing residential whole loan and Purchased Credit Deteriorated Loan portfolios. Purchased Credit Deteriorated Loans are typically characterized by borrowers who have previously experienced payment delinquencies and the amount owed may exceed the value of the property pledged as collateral. The majority of these loans are acquired at purchase prices that are discounted (often substantially so) to their contractual loan balance to reflect the impaired credit history of the borrower, the loan-to-value ratio (or LTV) of the loan and the coupon rate. Non-performing loans are typically characterized by borrowers who have defaulted on their obligations and/or have payment delinquencies of 60 days or more at the time we acquire the loan. The majority of these loans are also acquired at purchase prices that are discounted (often substantially so) to the contractual loan balance that reflects primarily the non-performing nature of the loan. Typically, this purchase price is a discount to the expected value of the collateral securing the loan, such value to be realized after foreclosure and liquidation of the property. In addition, as we generally own the mortgage-servicing rights associated with these loans, our process is also focused on selecting a sub-servicer with the appropriate expertise to mitigate losses and maximize our overall return. This involves, among other things, performing due diligence on the sub-servicer prior to their engagement as well as ongoing oversight and surveillance. As indicated above, the majority of our non-performing and Purchased Credit Deteriorated Loans were purchased on a servicing-released basis (i.e., the sellers of such loans transferred the right to service the loans as part of the sale). We do not directly service any of these loans and have contracted with loan servicing companies to perform this function on our behalf. These companies were selected to leverage their expertise in working with delinquent borrowers in an effort to cure delinquencies through, among other things, loan modification and third-party refinancing. To the extent these efforts are successful, we believe our investments in Purchased Credit Deteriorated and non-performing loans will yield attractive returns. In addition, to the extent that it is not possible to achieve a successful outcome for a particular borrower and the real property collateral must be foreclosed on and liquidated, we believe that the discounted purchase price at which the loan was acquired provides us with a level of protection against financial loss. Primarily as a result of foreclosure moratoriums put in place in response to the impact of the COVID-19 pandemic, but also due to the efforts of our asset management team, our balances of REO property decreased substantially during 2020, and this may continue going forward as we continue to manage non-performing loans in our portfolio.

Residential Mortgage Securities

Prior to the onset of the COVID-19 pandemic, we owned significantly higher balances of residential mortgage securities (primarily investments in Agency MBS, Non-Agency MBS and CRT securities). As discussed above, we sold our Agency and Legacy Non-Agency MBS portfolios and significantly reduced our CRT securities, RPL/NPL MBS and MSR-related assets during 2020. Going forward, we may invest selectively in residential mortgage securities and MSR-related assets as market opportunities arise, and we discuss the general features of our currently held portfolio below.

Our RPL/NPL MBS were purchased primarily at prices around par and represent the senior and mezzanine tranches of the related securitizations. The majority of these securities are generally structured with significant credit enhancement (typically approximately 50%) and the subordinate tranches absorb all credit losses (until those tranches are extinguished) and typically receive no cash flow (interest or principal) until the senior tranches are paid off. Prior to purchase, we analyze the deal structure in order to assess the associated credit risk. Subsequent to purchase, the ongoing credit risk associated with the deal is evaluated by analyzing the extent to which actual credit losses occur that result in a reduction in the amount of subordination supporting our bond. Based on the recent performance of the collateral underlying our RPL/NPL MBS and current subordination levels, we do not believe that we are currently exposed to significant risk of credit loss on these investments. In addition, the structures of these investments generally contain a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months or sooner. We expect that the combination of the priority cash flow and the step-up feature associated with these investments will result in their exhibiting short average lives and, accordingly, reduced interest rate sensitivity.

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

FINANCING STRATEGY

Our financing strategy is designed to increase the size of our investment portfolio by borrowing against a substantial portion of the market value of the assets in our portfolio.  We use shorter term repurchase agreements, term warehouse facilities and loan securitizations to finance our holdings of residential mortgage assets. Our financing strategy shifted significantly during 2020 and into 2021. In particular, in response to the turmoil in the financial markets resulting from the conditions created by the COVID-19 pandemic, we sought to implement more durable forms of borrowing. This shift was driven, in part, by the need to temporarily enter into forbearance agreements with certain of our financing counterparties (as margin calls reached unprecedented highs in March 2020). For example, in June 2020, we entered into a $500 million corporate level credit facility (which was fully repaid by the end of October 2020) and a non-mark-to-market term loan facility with an initial borrowing capacity of $1.65 billion and under which $886.1 million was outstanding as of December 31, 2020. While providing more durable financing that is not subject to margin calls, the cost of these types of facilities is higher than the repurchase agreement financing upon which we had historically relied. In addition, we executed three securitization transactions during the second half of 2020 for our residential whole loans. The securitization transactions lowered the funding costs and lengthened the term of funding for these assets (in each case as compared to the repurchase arrangements under which these assets were financed prior to their being securitized) and generated additional liquidity. Going forward, in connection with our current and any future investment in residential whole loans, we expect that our financing strategy will be more heavily reliant on loan securitization and other forms of structured financing, subject to market conditions.

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

EMPLOYEES

At December 31, 2020, we had 57 full-time and one part-time employee.

We believe that investing in and fostering a diverse and inclusive workforce is a key pillar in operating our business. By supporting, recognizing, and investing in the employees, we believe that we are able to attract and retain the highest quality talent.

REGULATORY MATTERS

The U.S. Congress, Federal Reserve, U.S. Treasury, Federal Deposit Insurance Corporation (or FDIC), the Securities and Exchange Commission (or SEC) and other governmental and regulatory bodies have taken actions in response to the 2007-2008 financial crisis.  In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act) created a new regulator, an independent bureau housed within the Federal Reserve System known as the Consumer Financial Protection Bureau (or the CFPB). The CFPB has broad authority over a wide range of consumer financial products and services, including mortgage lending and servicing.  One portion of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or Mortgage Reform Act), contains underwriting and servicing standards for the mortgage industry, restrictions on compensation for mortgage loan originators, and various other requirements related to mortgage origination and servicing.  In addition, the Dodd-Frank Act grants enforcement authority and broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating rating agencies.

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

The Federal Housing Finance Agency (or FHFA) and both houses of Congress have discussed and considered separate measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’ guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform.  On March 27, 2019, then President Trump issued a memorandum on federal housing finance reform that directed the Secretary of the Treasury to develop a plan for administrative and legislative reforms as soon as practicable to achieve the following housing reform goals: 1) ending the conservatorships of the Government-sponsored enterprises (or GSEs) upon the completion of specified reforms; 2) facilitating competition in the housing finance market; 3) establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and 4) providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. On September 5, 2019, in response to then President Trump’s memorandum, the U.S. Department of the Treasury released a plan, developed in conjunction with the FHFA, the Department of Housing and Urban Development, and other government agencies, which includes legislative and administrative reforms to achieve each of these reform goals. At this point, it remains unclear whether any of these legislative or regulatory reforms will be enacted or implemented. The prospects for passage of any of these plans are uncertain, but the proposals underscore the potential for change to Fannie Mae and Freddie Mac.

While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations. A reduction in the ability of mortgage loan originators to access Fannie Mae and Freddie Mac to sell their mortgage loans may adversely affect the mortgage markets generally and adversely affect the ability of mortgagors to refinance their mortgage loans. In addition, any decline in the value of securities issued by Fannie Mae and Freddie Mac may affect the value of RMBS in general. With the start of a new presidential administration in January 2021, it is unclear whether, and if so on what timeline, the new administration will address the conservatorships of the GSEs and any such comprehensive housing reform.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law. Among the provisions in this wide-ranging law are protections for homeowners experiencing financial difficulties due to the COVID-19 pandemic, including forbearance provisions and procedures. Borrowers with federally backed mortgage loans, regardless of delinquency status, may request loan forbearance for a six-month period, which could be extended for another six-month period if necessary. There is uncertainty as to whether the deadline for requesting an initial forbearance on federally loans expired under the CARES Act on December 31, 2020. Federally backed mortgage loans are loans secured by first- or subordinate-liens on 1-4 family residential real property, including individual units of condominiums and cooperatives, which are insured or guaranteed pursuant to certain government housing programs, such as by the Federal Housing Administration (or FHA), or U.S. Department of Agriculture, or are purchased or securitized by Fannie Mae or Freddie Mac. The CARES Act also includes a temporary 60 day foreclosure moratorium that applies to federally backed mortgage loans, which lasted until July 24, 2020. However, the moratorium has been extended to at least March 31, 2021 by Fannie Mae, the FHA and the U.S. Department of Agriculture. Some states and local jurisdictions have also implemented moratoriums on foreclosures.

In December 2020, the Consolidated Appropriations Act, 2021 was signed into law, which is an Omnibus spending bill that included a second COVID-19 stimulus bill (the “Second Stimulus”). In addition to providing stimulus checks for individuals and families, the Second Stimulus provides for, among other things, (i) an extension of federal unemployment insurance benefits, (ii) funding to help individuals connect remotely during the pandemic, (iii) tax credits for companies offering paid sick leave and (iv) funding for vaccine distribution and development. As further described below, the Second Stimulus provided an additional $25 billion in tax-free rental assistance and an executive order by President Biden extended the temporary eviction moratorium promulgated by the CDC (described below) through March 31, 2021.

On September 1, 2020, the Centers for Disease Control and Prevention (the “CDC”) issued an order effective September 4, 2020 through December 31, 2020 temporarily halting residential evictions to prevent the further spread of COVID-19. The Second Stimulus extended the order to January 31, 2021 and on January 20, 2021, Present Joseph Biden signed an executive order that, among other things, further extended the temporary eviction moratorium promulgated by the CDC through March 31, 2021. The CDC order will likely prevent some mortgagors from evicting certain tenants who are not current on their monthly payments of rent and who qualify for relief under the CDC order, which may present a greater risk that the mortgagor will stop making monthly mortgage loan payments. The CDC order by its terms does not preempt or preclude state and local jurisdictions from more expansive orders currently in place or from imposing additional or more restrictive requirements than the CDC order to provide greater public health protection and, across the country, similar moratoriums are in place in certain states to stop evictions and foreclosures in an effort to lessen the financial burden created by COVID-19. The CDC’s moratorium and any other similar state moratoriums or bans could adversely impact the cash flow on mortgage loans.

AVAILABLE INFORMATION

We maintain a website at www.mfafinancial.com.  We make available, free of charge, on our website our (a) Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including any amendments thereto), proxy statements and other information (or, collectively, the Company Documents) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Directors (or our Board).  Our Company Documents filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.  We also provide copies of the foregoing materials, free of charge, to stockholders who request them.  Requests should be directed to the attention of our General Counsel at MFA Financial, Inc., 350 Park Avenue, 20th Floor, New York, New York 10022.

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

Summary Risk Factors

General
•We may change our investment strategy, operating policies and/or asset allocations without stockholder consent, which could materially adversely affect our results of operations.
•The recent global COVID-19 pandemic has adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and results of operations.
•We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic and global recessionary economic conditions will have on us.

Credit and Other Risks Related to Our Investments
•Our investments in residential whole loans, residential mortgage securities and MSR-related assets involve credit risk, which could materially adversely affect our results of operations.
•Our investments are subject to changes in credit spreads and other risks.
•A significant portion of our residential whole loans and residential mortgage securities are secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, our competition, natural disasters, terrorist events, pandemics, regulatory changes, adverse climate changes or other adverse events specific to those markets.
•We are subject to counterparty risk and may be unable to seek indemnity or require counterparties to repurchase residential whole loans if they breach representations and warranties, which could cause us to suffer losses.
•The due diligence we undertake on potential investments may be limited and/or not reveal all of the risks associated with such investments and may not reveal other weaknesses in such assets, which could lead to losses.
•We have experienced and may experience in the future increased volatility in our U.S. generally accepted accounting principles (or GAAP) results of operations due in part to the increasing contribution to financial results of assets and liabilities accounted for under the fair value option.
•We have experienced, and may in the future experience, declines in the market value of certain of our investment securities resulting in our recording impairments, which have had, and may in the future have, an adverse effect on our results of operations and financial condition.
•The use of models in connection with the valuation of our assets subjects us to potential risks in the event that such models are incorrect, misleading or based on incomplete information.
•Valuations of some of our assets are subject to inherent uncertainty, may be based on estimates, may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed.

•Our investments in residential whole loans are difficult to value and are dependent upon the borrower’s ability to service or refinance their debt. The inability of the borrower to do so could materially and adversely affect our liquidity and results of operations.
•Mortgage loan modification and refinancing programs and future legislative action may materially adversely affect the value of, and the returns on, our MBS and residential whole loan investments.
•We may be adversely affected by risks affecting borrowers or the asset or property types in which certain of our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.
•Our investments in residential whole loans subject us to servicing-related risks, including those associated with foreclosure and liquidation.
•The expanding body of federal, state and local regulations and investigations of originators and servicers may increase costs of compliance and the risks of noncompliance, and may adversely affect servicers’ ability to perform their servicing obligations.
•Our ability to sell REO on terms acceptable to us or at all may be limited.
•Our investments in MSR-related assets expose us to additional risks.
•Our investments in mortgage loan originators expose us to additional risks.

Prepayment and Reinvestment Risk
•Prepayment rates on the mortgage loans underlying certain of our residential mortgage assets may materially adversely affect our profitability or result in liquidity shortfalls that could require us to sell assets in unfavorable market conditions.

Risks Related to Our Use of Leverage
•Our business strategy involves the use of leverage, and we may not achieve what we believe to be optimal levels of leverage or we may become overleveraged, which may materially adversely affect our liquidity, results of operations or financial condition.
•An increase in our borrowing costs relative to the interest we receive on our investments may materially adversely affect our profitability.
•Changes in inter-bank lending rate reporting practices, the method pursuant to which the London Interbank Offered Rate (or LIBOR) is determined or the establishment of alternative reference rates may adversely affect our profitability.
•Certain of our current lenders require, and future lenders may require, that we enter into restrictive covenants relating to our operations.
•The use of non-recourse long-term financing structures expose us to risks, which could result in losses to us.

Risks Associated with Adverse Developments in the Mortgage Finance and Credit Markets and Financial Markets Generally
•Market conditions for mortgages and mortgage-related assets as well as the broader financial markets may materially adversely affect the value of the assets in which we invest.
•A lack of liquidity in our investments may materially adversely affect our business.
•Actions by the U.S. Government designed to stabilize or reform the financial markets may not achieve their intended effect or otherwise benefit our business, and could materially adversely affect our business.

Risks Related to Our Use of Hedging Strategies
•Our use of hedging strategies to mitigate our interest rate exposure may not be effective.
•We may enter into hedging instruments that could expose us to contingent liabilities in the future, which could materially adversely affect our results of operations.
•The characteristics of hedging instruments present various concerns, including illiquidity, enforceability, and counterparty risks, which could adversely affect our business and results of operations.
•Clearing facilities or exchanges upon which our hedging instruments are traded may increase margin requirements on our hedging instruments in the event of adverse economic developments.
•We may fail to qualify for hedge accounting treatment, which could materially adversely affect our results of operations.

Risks Related to Our Taxation as a REIT and the Taxation of Our Assets
•If we fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.
•Our failure to maintain our qualification as a REIT would cause our stock to be delisted from the New York Stock Exchange (or NYSE).
•If our foreign TRS is subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to pay its creditors and distribute to us.

•Our use of TRSs may cause us to fail to qualify as a REIT
•We may generate taxable income that differs from our GAAP income on our Non-Agency MBS and residential whole loan investments purchased at a discount to par value, which may result in significant timing variances in the recognition of income and losses.
•The tax on prohibited transactions may limit our ability to engage in transactions, including certain methods of securitizing mortgage loans, that would be treated as sales for U.S. federal income tax purposes.
•We have not established a minimum dividend payment level, and there is no guarantee that we will maintain current dividend payment levels or pay dividends in the future.
•Our reported GAAP net income may differ from the amount of REIT taxable income and dividend distribution requirements and, therefore, our GAAP results may not be an accurate indicator of future taxable income and dividend distributions.
•The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to remain qualified as a REIT.
•Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
•We may be required to report taxable income for certain investments in excess of the economic income we ultimately realize from them.
•The interest apportionment rules may affect our ability to comply with the REIT asset and gross income tests.
•Dividends paid by REITs do not qualify for the reduced tax rates available for “qualified dividend income.”

Risks Related to Our Corporate Structure
•Our ownership limitations may restrict business combination opportunities.
•Provisions of Maryland law and other provisions of our organizational documents may limit the ability of a third-party to acquire control of the Company.
•Future offerings of debt securities, which would rank senior to our common stock upon liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

Other Business Risks
•We are dependent on information systems and their failure (including in connection with cyber-attacks) could significantly disrupt our business.

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

The COVID-19 pandemic has adversely affected, and will likely continue to adversely affect, our business, financial condition, liquidity and results of operations.

The COVID-19 pandemic has negatively affected our business, and we believe it is likely to continue to do so. The outbreak has caused significant volatility and disruption in the financial markets both in the United States and globally. If COVID-19, or another highly infectious or contagious disease, continues to spread or the response (including any vaccines) to contain it is unsuccessful, we could continue to experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of the novel coronavirus, the overall severity of the disease, the duration of the outbreak, the effectiveness of any vaccine, the measures that may be taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible further impacts on the global economy.

The continued spread of COVID-19 and health related concerns could also negatively impact the availability of key personnel who are necessary to conduct our business.

The U.S. federal government, as well as many state and local governments, have adopted a number of emergency measures and recommendations in response to the COVID-19 pandemic, including imposing travel bans, “shelter in place” restrictions, curfews, cancelling events, banning large gatherings, closing non-essential businesses, and generally promoting social distancing (including in the workplace, which has resulted in a significant increase in employees working remotely). Across the country, moratoriums are in place in certain states to stop evictions and foreclosures in an effort to lessen the financial burden created by the COVID-19 pandemic and various states have even promulgated guidance to regulated servicers requiring them to formulate policies to assist mortgagors in need as a result of the COVID-19 pandemic. A number of states have enacted laws which impose significant limits on the default remedies of lenders secured by real property. While some states have begun a phased relaxation of certain of these measures, substantial restrictions on economic activity remain in place. Although it cannot be predicted, additional policy action at the federal, state and local level is possible in the near future. The COVID-19 pandemic (and any future COVID-19 outbreaks) and resulting emergency measures have led (and may continue to lead) to significant disruptions in the global supply chain, global capital markets, the economy of the United States and the economies of other nations. Concern about the potential effects of the COVID-19 pandemic and the effectiveness of measures being put in place by governmental bodies and reserve banks at various levels as well as by private enterprises to contain or mitigate its spread has adversely affected economic conditions and capital markets globally, and has led to significant volatility in global financial markets. There can be no assurance that the containment measures or other measures implemented from time to time will be successful in limiting the spread of the virus and what effect those measures will have on the economy. While non-essential activity is to some extent returning in certain jurisdictions, the timing of such return remains uncertain, and may vary substantially depending on the location and the type of activity. The disruption and volatility in the credit markets and the reduction of economic activity in severely affected sectors may continue for an extended period or indefinitely, and may worsen the recession in the United States and/or globally.

Any significant decrease in economic activity or resulting decline in the housing market could have an adverse effect on our investments in mortgage real estate assets. In particular, the COVID-19 pandemic and related economic impacts have adversely affected the housing and related markets, including as related to availability of mortgage financing and the ability of buyers and sellers and other industry participants to conduct sales, and could result in the overall decline in home values if economic conditions do not improve. Furthermore, the COVID-19 pandemic has created an uncertain and volatile interest rate environment and general fixed income patterns have deviated widely from historical trends, all of which could adversely affect our business. With respect to prepayments, given the combination of low interest rates, government stimulus and high unemployment, and other disruptions related to the COVID-19 pandemic, it has become more difficult to predict prepayment levels for the securities in our portfolio. As a result, actual prepayment results may be materially different from our estimates . With respect to our hedging activities, given recent market uncertainty, the spread between MBS, hedges and benchmark rates widened significantly. It is uncertain when normal market correlations will resume in the fixed income markets.

Further, in light of the COVID-19 pandemic’s impact on the overall economy, such as rising unemployment levels or changes in consumer behavior related to loans as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forbear payment on or refinance their mortgage loans to avail themselves of lower rates, which may adversely affect our result of operations (particularly as related to assets we own that expose us to credit risk, as discussed below). Thus, the credit risk profile on our assets may be more pronounced in the mortgage, housing and related sectors, as a result of the COVID-19 pandemic.

We cannot predict the effect that government policies, laws and plans adopted in response to the COVID-19 pandemic and global recessionary economic conditions will have on us.

Governments have adopted, and we expect will continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial and mortgage markets. While the Federal Reserve, the U.S. government and other governments have implemented unprecedented financial support or relief measures in response to concerns surrounding the economic effects of the COVID-19 pandemic, the likelihood of such measures calming the volatility in the financial markets or addressing a long term national or global economic downturn cannot be predicted and we cannot assure you that these programs will be effective, sufficient or otherwise have a positive impact on our business.

Moreover, certain actions taken by U.S. or other governmental authorities, including the Federal Reserve, that are intended to ameliorate the social and macroeconomic effects of COVID-19 may harm our business. For example, decreases in short-term interest rates, such as those announced by the Federal Reserve during 2020, including in response to COVID-19, may have a negative impact on our results, as we have certain assets and liabilities which are sensitive to changes in interest rates. We expect interest rates to remain low for the foreseeable future. These market interest rate declines may negatively affect our results of operations.

We may change our investment strategy, operating policies and/or asset allocations without stockholder consent, which could materially adversely affect our results of operations.

We may change our investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders which would result in an investment portfolio with a different risk profile (including an investment portfolio that may be more concentrated in a particular class of asset). For example, related to the impact of the unprecedented conditions created by the COVID-19 pandemic, during 2020 we sold all of our MBS and substantially reduced our investments in MSR-related assets and CRT securities, resulting in our residential whole loans becoming by far our largest asset. A change in our investment strategy may increase our exposure to various risks, including but not limited to: interest rate risk, credit risk, default risk, liquidity risk, financing risk, legal or regulatory risk, and/or real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those of our historical investments. These changes could materially adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or make distributions.

Credit and Other Risks Related to Our Investments

Our investments in residential whole loans, residential mortgage securities and MSR-related assets involve credit risk, which could materially adversely affect our results of operations.

Investors in residential mortgage assets assume the risk that the related borrowers may default on their obligations to make full and timely payments of principal and interest. Under our investment policy, we may invest in residential whole loans, residential mortgage securities, MSR-related assets and other investment assets of that may be considered to be lower credit quality. In general, these investments are less exposed to credit risk than Agency MBS because the former are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation. Higher-than-expected rates of default and/or higher-than-expected loss severities on the mortgages underlying these investments could adversely affect the value of these assets. Accordingly, defaults in the payment of principal and/or interest on our residential whole loans, residential mortgage securities, MSR-related assets and other investment assets of less-than-high credit quality could result in our incurring losses of income from, and/or losses in market value relating to, these assets, which could materially adversely affect our results of operations. This risk may be more pronounced during times of market volatility and negative economic conditions, such as those being experienced in connection with the COVID-19 pandemic.
Our portfolio of residential whole loans is by far our largest asset class as of the end of 2020, and represented approximately 77% of our total assets as of December 31, 2020. We expect that our investment portfolio in residential whole loans will continue to increase during 2021. As a holder of residential whole loans, we are subject to the risk that the related borrowers may default or have defaulted on their obligations to make full and timely payments of principal and interest. A number of factors impact a borrower’s ability to repay including, among other things, changes in employment status, changes in interest rates or the availability of credit, and changes in real estate values. In addition to the credit risk associated with these assets, residential whole loans are less liquid than certain of our other credit sensitive assets, which may make them more difficult to dispose of if the need or desire arises. For example, upon the onset of the volatility created by the COVID-19 pandemic, we were unable to efficiently liquidate residential whole loans to raise liquidity . If actual results are different from our assumptions in determining the prices paid to acquire such loans, particularly if the market value of the underlying properties decreases significantly subsequent to purchase, we may incur significant losses, which could materially adversely affect our results of operations.

Our investments are subject to changes in credit spreads and other risks.

Credit spreads, which at times can be very volatile and react to various macro-economic events or conditions, measure the additional yield demanded on securities by the market based on their perceived credit relative to a specific benchmark. Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are generally valued based on a market credit spread over LIBOR (which is under reform and may be replaced, as discussed below). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our MBS portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of MBS would tend to increase. In addition, MBS valuations are subject to other financial risks, including mortgage basis spread risk. In periods of market volatility, changes in credit spreads and mortgage basis may result in changes in the value of MBS not being equally offset by changes in the value of derivative contracts used to manage portfolio valuation risks arising due to changes in interest rates. Such changes in the market value of our investments may affect our net equity, net income or cash flow directly through their impact on portfolio unrealized gains or losses, and therefore our ability to realize gains on such investments, or indirectly through their impact on our ability to borrow and access capital. This risk may be more pronounced during times of market volatility and negative economic conditions, such as those being experienced in connection with the COVID-19 pandemic.

A significant portion of our residential whole loans and residential mortgage securities are secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, our competition, natural disasters, terrorist events, pandemics, regulatory changes, adverse climate changes or other adverse events specific to those markets.

A significant number of the mortgages underlying our residential whole loans and residential mortgage securities are concentrated in certain geographic areas. For example, we have significant exposure in California, Florida, New York, New Jersey and Texas. (For a discussion of the percentage of these assets in these states, see “Credit Risk” included under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K) Certain markets within these states (particularly in California and Florida) have experienced significant decreases in residential home values from time to time. Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our residential whole loan and residential mortgage securities. In general, any material decline in the economy or significant problems in a particular real estate market would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default and foreclosure of residential whole loans and the loans underlying our residential mortgage securities and the risk of loss upon liquidation of these assets. This could, in turn, have a material adverse effect on our credit loss experience on residential mortgage investments in the affected market if higher-than-expected rates of default and/or higher-than-expected loss severities on our investments in residential whole loans and residential mortgage securities were to occur.

In addition, the occurrence of a natural disaster (such as an earthquake, tornado, hurricane, flood, mudslide or wildfires), pandemic, terrorist attack or a significant adverse climate change, including potential rises in sea-levels, may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing the mortgages collateralizing our residential whole loans or residential mortgage securities. Because certain natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers (such as hurricanes, earthquakes or certain flooding), or the proceeds payable for losses covered by any such policy are not sufficient to make the related repairs, the affected borrowers may have to pay for any repairs themselves. Under these circumstances, borrowers may decide not to repair the damaged property or may stop paying the mortgage, either of which could cause defaults and credit loss severities to increase.

The risks discussed above may be more pronounced during times of market volatility and negative economic conditions, such as those being experienced in connection with the COVID-19 pandemic.

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

Before making an investment, we typically conduct (either directly or using third-parties) certain due diligence. There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, our due diligence processes will uncover all relevant facts, which could result in losses on these assets to the extent we ultimately acquire them, which, in turn, could adversely affect our results of operations, financial condition and business.

We have experienced and may experience in the future increased volatility in our GAAP results of operations due in part to the increasing contribution to financial results of assets and liabilities accounted for under the fair value option.

We have elected the fair value option accounting model for certain of our investments and financing agreements. Changes in the fair value of assets, and a portion of the changes in the fair value of liabilities, accounted for using the fair value option are recorded in our consolidated statements of operations each period, which may result in volatility in our financial results.(For example, we experienced such volatility particularly during the first and second quarters of 2020, at the height of the COVID-19-related market dislocations). There can be no assurance that such volatility in periodic financial results will not occur during 2021 or in future periods.

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

The use of models in connection with the valuation and credit losses of our assets subjects us to potential risks in the event that such models are incorrect, misleading or based on incomplete information.

As part of our risk management process, models may be used to evaluate, depending on the asset class, house price appreciation and depreciation by county or region, prepayment speeds and frequency, cost and timing of foreclosures, as well as other factors. Certain assumptions used as inputs to the models may be based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the model output also to be incorrect. In particular, the economic, financial and related impacts of events like the COVID-19 pandemic are and will be very difficult to model (including as related to the housing and mortgage markets), as the catalyst for these conditions (i.e., a global pandemic) is an event that is unparalleled in modern history and therefore is subject to unique variables, assumptions and inputs, making historical data used in models less reliable. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, we may overestimate or underestimate credit losses, buy certain assets at prices that are too high, sell certain assets at prices that are too low or miss favorable opportunities altogether, which could have a material adverse impact on our financial results, business and growth prospects.

Valuations of some of our assets are subject to inherent uncertainty, may be based on estimates, may fluctuate over short periods of time and may differ from the values that would have been used if a ready market for these assets existed.

While the determination of the fair value of our investment assets generally takes into consideration valuations provided by third-party dealers and pricing services, the final determination of exit price fair values for our investment assets is based on our judgment, and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets may be difficult to obtain or may not be reliable (particularly as related to residential whole loans, as discussed below). In general, dealers and pricing services heavily disclaim their valuations as such valuations are not intended to be binding bid prices. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability arising out of any inaccuracy or incompleteness in valuations. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Wide disparity in asset valuations may be more pronounced during periods when market participants are engaged in distressed sales, as was experienced in the early stage of the COVID-19 related market volatility.

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

The U.S. Government, through the Federal Reserve, the U.S. Treasury Department, the FHA, the CFPB, and other agencies have in the past implemented, and may in the future implement, a number of federal programs designed to assist homeowners and help them avoid residential mortgage loan foreclosures, reduce or forgive certain mortgage payments, or otherwise mitigate losses for homeowners. In addition, Fannie Mae and Freddie Mac implemented their Flex Modification foreclosure prevention program, developed at the direction of the FHFA. Federal loss mitigation programs, as well as proprietary loss mitigation programs offered by investors and servicers, may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans. Especially with respect to our Non-Agency MBS and residential whole loan investments, loan modifications with respect to a given underlying loan, including, but not limited to, those related to principal payment deferrals, forbearance agreements, forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such investments. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, that result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may materially adversely affect the value of, and the returns on, these assets. See the Risk Factor titled “Actions by the U.S. Government designed to stabilize or reform the financial markets may not achieve their intended effect or otherwise benefit our business, and could materially adversely affect our business” in this Form 10-K.

The new U.S presidential administration and Congress may propose and adopt changes in federal policies that have significant impacts on the legal and regulatory framework affecting the mortgage industry. These changes, including personnel changes at the applicable regulatory agencies, may alter the nature and scope of oversight affecting the mortgage finance industry generally and particularly the future role of Fannie Mae and Freddie Mac.

We may be adversely affected by risks affecting borrowers or the asset or property types in which certain of our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.

We are not required to limit our assets in terms of geographic location, diversification or concentration, except that we concentrate in residential mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography (see the Risk Factor titled “A significant portion of our residential whole loans and residential mortgage securities are secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, our competition, natural disasters, terrorist events, pandemics, regulatory changes, adverse climate changes or other adverse events specific to those markets” in this Form 10-K), asset type (as is the case currently, as residential whole loans are by far our most concentrated asset type), property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or is undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, such as those experienced due to the COVID-19 pandemic, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for real estate in these areas may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks to these investments.

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

The COVID-19 pandemic and the resulting economic disruption it has caused may result in liquidity pressures on servicers and other third-party vendors that we rely upon. For instance, as a result of an increase in mortgagors requesting relief in the form of forbearance plans and/or other loss mitigation, servicers and other parties responsible in capital markets securitization transactions for funding advances with respect to delinquent mortgagor payments of principal and interest may begin to experience financial difficulties if mortgagors do not make monthly payments as a result of the COVID-19 pandemic. The negative impact on the business and operations of such servicers or other parties responsible for funding such advances could be significant. Sources of liquidity typically available to servicers and other relevant parties for the purpose of funding advances of monthly mortgage payments, especially entities that are not depository institutions, may not be sufficient to meet the increased need that could result from significantly higher delinquency and/or forbearance rates. The extent of such liquidity pressures in the future is not known at this time and is subject to continual change.

The foreclosure process, especially in judicial foreclosure states such as New York, Florida and New Jersey (in which states we have significant exposure), can be lengthy and expensive, and the delays and costs involved in completing a foreclosure, and then subsequently liquidating the REO property through sale, may materially increase any related loss. In addition, at such time as title is taken to a foreclosed property, it may require more extensive rehabilitation than we estimated at acquisition. Thus, a material amount of foreclosed residential mortgage loans, particularly in the states mentioned above, could result in significant losses in our residential whole loan portfolio and could materially adversely affect our results of operations. Due to the COVID-19 pandemic, there is currently a federal moratorium against eviction which is expected to remain in place, in accordance with President Biden’s day one executive order, until at least March 31, 2021.

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

Federal laws and regulations have also been proposed or adopted which, among other things, could hinder the ability of a servicer to foreclose promptly on defaulted residential loans, and which could result in assignees being held responsible for violations in the residential loan origination process. For example, due to the COVID-19 pandemic, there is currently a federal moratorium against evictions which is expected to remain in place until at least March 31, 2021. In addition, certain mortgage lenders and third-party servicers have voluntarily, or as part of settlements with law enforcement authorities, established loan modification programs relating to loans they hold or service. These federal, state and local legislative or regulatory actions that result in modifications of our outstanding mortgages, or interests in mortgages acquired by us either directly through consolidated trusts or through our investments in residential MBS, may adversely affect the value of, and returns on, such investments. Mortgage servicers may be incented by the federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgages. As a consequence of the foregoing matters, our business, financial condition, results of operations and ability to pay dividends, if any, to our stockholders may be adversely affected.

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

As of December 31, 2020, we had approximately $239.0 million of investments in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. Generally, we have the right to receive certain cash flows from the owner of the MSRs that are generated from the servicing fees and/or excess servicing spread associated with the MSRs. While we do not directly own MSRs, our investments in MSR-related assets indirectly expose us to risks associated with MSRs, such as the illiquidity of MSRs, the risks associated with servicing MSRs (that include, for example, significant regulatory risks and costs) and the ability of the owner to successfully manage its MSR portfolio. Furthermore, the value of MSRs is highly sensitive to changes in prepayment rates. Decreasing market interest rates are generally associated with increases in prepayment rates as borrowers are able to refinance their loans at lower costs. Prepayments result in the partial or complete loss of the cash flows from the related MSR. If these or other MSR-related risks come to fruition, the value of our MSR-related assets could decline significantly.

Our investments in mortgage loan originators expose us to additional risks.

As of December 31, 2020, we had approximately $47.1 million of investments in certain loan originators from whom we acquire mortgage loans for investment on a periodic basis. These investments have taken the form of common equity and preferred equity. Unlike our investments in residential mortgage loans and mortgage-backed securities, our investments in loan originators are unsecured and not collateralized by any property of the originators. In addition, we do not manage any of the loan originators in which we have made investments, and because none of our investments give us a controlling stake in any of the loan originators, our ability to influence the business and operations of the originators is limited, in some instances significantly so. Also, because these loan originators are private closely-held enterprises, there are significant restrictions on our ability to sell or otherwise transfer our investments (which are generally illiquid). In the event one or more of the loan originators in which we have made investments should experience a significant decline in its business and operations or otherwise not be able to respond adequately to managerial, compliance or operational challenges that it may encounter, we may be required to write-down all or a portion of the applicable investment, which could have a material adverse impact on our results of operations.

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

Prepayment rates on mortgage loans are influenced by changes in mortgage and market interest rates and a variety of economic, geographic, governmental and other factors beyond our control. Consequently, prepayment rates cannot be predicted with certainty and no strategy can completely insulate us from prepayment risks. In periods of declining interest rates, prepayment rates on mortgage loans generally increase. Because of prepayment risk, the market value of certain of our assets may benefit less than other fixed income securities from a decline in interest rates. If general interest rates decline at the same time, we would likely not be able to reinvest the proceeds of the prepayments that we receive in assets yielding as much as those yields on the assets that were prepaid.

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

Our business strategy involves the use of borrowing or “leverage.” We use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets. Although we are not required to maintain any particular debt-to-equity ratio, certain of our borrowing agreements contain provisions requiring us not to have a debt-to-equity ratio exceeding specified levels. Future increases in the amount by which the collateral value is required to contractually exceed the repurchase transaction loan amount, decreases in the market value of our residential mortgage investments, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets. If the interest income on the residential mortgage investments that we have purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations. Such losses could be significant as a result of our leveraged structure. The risks associated with leverage are more acute during periods of economic slowdown or recession, which the U.S. economy has experienced in connection with the conditions created by the COVID-19 pandemic. The use of leverage to finance our residential mortgage investments involves a number of other risks, including, among other things, the following:

•If we are unable to renew our borrowings at acceptable interest rates, it may force us to sell assets under adverse market conditions, which may materially adversely affect our liquidity and profitability. Since we rely primarily on borrowings under short-term repurchase agreements to finance our generally longer-term residential mortgage investments, our ability to achieve our investment objectives depends on our ability to borrow funds in sufficient amounts and on acceptable terms, and on our ability to renew or replace maturing borrowings on a continuous basis.

Our repurchase agreement credit lines are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms. Our ability to enter into repurchase transactions in the future will depend on the market value of our residential mortgage investments pledged to secure the specific borrowings, the availability of acceptable financing and market liquidity and other conditions existing in the lending market at that time. If we are not able to renew or replace maturing borrowings, we could be forced to sell assets, including assets in an unrealized loss position, in order to maintain liquidity. Forced sales, particularly under adverse market conditions, as frequently occurred during the onset of the COVID-19 pandemic, could result in lower sales prices than ordinary market sales made in the normal course of business. If our residential mortgage investments were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could materially adversely affect our earnings.

•A decline in the market value of our assets may result in margin calls that may force us to sell assets under adverse market conditions, which may materially adversely affect our liquidity and profitability. In general, the market value of our residential mortgage investments is impacted by changes in interest rates, prevailing market yields and other market conditions, including general economic conditions, home prices and the real estate market generally. A decline in the market value of our residential mortgage investments may limit our ability to borrow against such assets or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value, under our repurchase agreements. For example, during the initial stages of the COVID-19 pandemic and related market dislocations, we experienced significantly higher margin calls and haircuts with respect to our repurchase agreements. See the Risk Factor directly below. Posting additional collateral or cash to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could materially adversely affect our business. As a result, we could be forced to sell a portion of our assets, including MBS in an unrealized loss position, in order to maintain liquidity.

•Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our business, profitability and liquidity. A material adverse development involving one or more major financial institutions or the financial markets in general could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether. Because all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability. Furthermore, if a number of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity. Forced sales, particularly under adverse market conditions, may result in lower sales prices than ordinary market sales made in the normal course of business. If our residential mortgage investments were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings. We and many other mortgage REITs experienced these conditions in 2020 in connection with the conditions created by the COVID-19 pandemic. In addition, any uncertainty in the global finance market or weak economic conditions in Europe could cause the conditions described above to have a more pronounced effect on our European counterparties.

•Our profitability may be materially adversely affected by a reduction in our leverage. As long as we earn a positive spread between interest and other income we earn on our leveraged assets and our borrowing costs, we believe that we can generally increase our profitability by using greater amounts of leverage. There can be no assurance, however, that repurchase financing will remain an efficient source of long-term financing for our assets. The amount of leverage that we use may be limited because our lenders might not make funding available to us at acceptable rates or they may require that we provide additional collateral to secure our borrowings. If our financing strategy is not viable, we will have to find alternative forms of financing for our assets which may not be available to us on acceptable terms or at acceptable rates. In addition, in response to certain interest rate and investment environments or to changes in market liquidity, we could adopt a strategy of reducing our leverage by selling assets or not reinvesting principal payments as assets amortize and/or prepay, thereby decreasing the outstanding amount of our related borrowings. Such an action could reduce interest income, interest expense and net income, the extent of which would be dependent on the level of reduction in assets and liabilities as well as the sale prices for which the assets were sold.

•If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses. When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders. Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets. At December 31, 2020, we had greater than 5% stockholders’ equity at risk to the following financing agreement counterparties: Barclay’s Bank (approximately 20.0%), Credit Suisse (approximately 17.4%), Wells Fargo (approximately 13.4%), Goldman Sachs (approximately 7.4%) and Athene (approximately 5.3%).

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

•Our use of repurchase agreements to borrow money may give our lenders greater rights in the event of bankruptcy. Borrowings made under repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code. If a lender under one of our repurchase agreements defaults on its obligations, it may be difficult for us to recover our assets pledged as collateral to such lender. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur. In addition, in the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which, among other things, would be to allow the creditor under the agreement to avoid the automatic stay provisions of the Bankruptcy Code and take possession of, and liquidate, our collateral under our repurchase agreements without delay. Our risks associated with the insolvency or bankruptcy of a lender maybe more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets.

An increase in our borrowing costs relative to the interest we receive on our investments may materially adversely affect our profitability.

Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings. We rely primarily on borrowings under repurchase agreements and other financing arrangements to finance the acquisition of residential mortgage investments. Our financing arrangements typically have shorter-term contractual maturities than the maturities of our mortgage investments. Even though the majority of our investments have interest rates that adjust over time based on changes in corresponding interest rate indexes, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our investments. In general, if the interest expense on our borrowings increases relative to the interest income we earn on our investments, our profitability may be materially adversely affected, including due to the following reasons:

•Changes in interest rates, cyclical or otherwise, may materially adversely affect our profitability. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control. In general, we finance the acquisition of our investments through borrowings in the form of repurchase transactions, which exposes us to interest rate risk on the financed assets. The cost of our borrowings is based on prevailing market interest rates. Because the terms of our repurchase transactions typically range from one to six months at inception, the interest rates on our borrowings generally adjust more frequently (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) than the interest rates on our investments. During a period of rising interest rates, our borrowing costs generally will increase at a faster pace than our interest earnings on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition, including the impact of hedging transactions, at the time as well as the magnitude and period over which interest rates increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our residential mortgage investments. If any of these events happen, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

Changes in inter-bank lending rate reporting practices, the method pursuant to which LIBOR is determined, or the establishment of alternative reference rates may adversely affect our profitability.

As discussed above, the interest rates on certain of our investments, our repurchase transactions and our interest rate swap agreements (or Swaps) are generally based on LIBOR. LIBOR and other indices which are deemed “benchmarks” have been the subject of recent national, international and other regulatory guidance and proposals for reform. Some of these reforms are already effective while others are still to be implemented. These reforms may cause such benchmarks to perform differently than in the past, or have other consequences which cannot be predicted. In particular, regulators and law enforcement agencies in the United Kingdom and elsewhere are conducting criminal and civil investigations into whether the banks that contribute information to the British Bankers’ Association (or BBA) in connection with the daily calculation of LIBOR may have been under-reporting or otherwise manipulating or attempting to manipulate LIBOR. A number of BBA member banks have reached settlements with their regulators and law enforcement agencies with respect to this alleged manipulation of LIBOR. Actions by the regulators or law enforcement agencies, as well as ICE Benchmark Administration (the current administrator of LIBOR), may result in changes to the manner in which LIBOR is determined or the establishment of alternative reference rates. For example, on July 27, 2017, the United Kingdom Financial Conduct Authority (or FCA) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021.

Currently, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented in the United Kingdom or elsewhere. While we expect LIBOR to be available in substantially its current form until the end of 2021, and likely based on IBA’s announced consultation through June 2023, if sufficient banks decline to make submissions to IBA, it is possible that LIBOR will become unavailable prior to that point. Uncertainty as to the nature of such potential changes, alternative reference rates or other reforms may adversely affect the rates on our repurchase facilities, securitizations or residential loans held for longer-term investment. If LIBOR is discontinued or is no longer quoted, the applicable base rate used to calculate interest on our repurchase agreements will be determined using alternative methods. In the U.S., efforts to identify a set of U.S. dollar reference interest rates include proposals by the Alternative Reference Rates Committee of the Federal Reserve Board and the Federal Reserve Bank of New York. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Funding Rate (or SOFR). The Federal Reserve Bank of New York began publishing SOFR rates in April 2018. The market transition away from LIBOR and towards SOFR is expected to be gradual and complicated. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate and SOFR a secured lending rate, SOFR being an overnight rate and LIBOR reflecting term rates at different maturities. These and other differences create the potential for basis risk between the two rates. The impact of any basis risk difference between LIBOR and SOFR may negatively impact our interest margin. Any of these alternative methods may result in interest rates that are higher than if the LIBOR rate was available in its current form, which could have a material adverse effect on our net interest margin. In addition, the manner and timing of this shift are currently unknown. Market participants are still considering how various types of financial instruments and securitization vehicles should react to a discontinuation of LIBOR. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is also possible that no transition will occur for many financial instruments.

Any additional changes announced by the FCA, other regulators, or any other successor governance or oversight body, or future changes adopted by such body, in the method pursuant to which reference rates are determined may result in a sudden or prolonged increase or decrease in the reported reference rates. If that were to occur, the level of interest payments we incur may change. In addition, although certain of our LIBOR based obligations provide for alternative methods of calculating the interest payable on certain of our obligations if LIBOR is not reported, which include requesting certain rates from major reference banks in London or New York, or alternatively using LIBOR for the immediately preceding interest period or using the initial interest rate, as applicable, uncertainty as to the extent and manner of future changes may result.

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

Our results of operations are materially affected by conditions in the markets for mortgages and mortgage-related assets, including MBS, as well as the broader financial markets and the economy generally. Significant adverse changes in financial market conditions, such as those experienced in response to the COVID-19 pandemic, leading to the forced sale of large quantities of mortgage-related and other financial assets would result in significant volatility in the market for mortgages and mortgage-related assets and potentially significant losses for ourselves and certain other market participants. In addition, concerns over actual or anticipated low economic growth rates, higher levels of unemployment or uncertainty regarding future U.S. monetary policy (particularly in light of the uncertainties related to the new U.S presidential administration and Congress) may contribute to increased interest rate volatility. Declines in the value of our investments, or perceived market uncertainty about their value, may make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Additionally, increased volatility and/or deterioration in the broader residential mortgage and MBS markets could materially adversely affect the performance and market value of our investments.

A lack of liquidity in our investments may materially adversely affect our business.

The assets that comprise our investment portfolio and that we acquire are not traded on an exchange. A portion of our investments are subject to legal and other restrictions on resale and are otherwise generally less liquid than exchange-traded securities. Any illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, as frequently occurred during the onset of the COVID-19 pandemic, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we have or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Actions by the U.S. Government designed to stabilize or reform the financial markets may not achieve their intended effect or otherwise benefit our business, and could materially adversely affect our business.

In July 2010, the U.S. Congress enacted the Dodd-Frank Act, in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act imposes significant restrictions on the proprietary trading activities of certain banking entities and subjects other systemically significant entities and activities regulated by the Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the MBS market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. The Dodd-Frank Act also imposes significant regulatory restrictions on the origination and servicing of residential mortgage loans. The Dodd-Frank Act’s extensive requirements, and implementation by regulatory agencies such as the Commodity Futures Trading Commission (or CFTC), CFPB, FDIC, Federal Reserve, and the SEC may have a significant effect on the financial markets, and may affect the availability or terms of financing, derivatives or MBS, each of which could have a material adverse effect on our business.

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

On March 27, 2020, the CARES Act was signed into law. Among the provisions in this wide-ranging law are protections for homeowners experiencing financial difficulties due to the COVID-19 pandemic, including forbearance provisions and procedures. Borrowers with federally backed mortgage loans, regardless of delinquency status, may request loan forbearance for a six-month period, which could be extended for another six-month period if necessary. Federally backed mortgage loans are loans secured by first- or subordinate-liens on 1-4 family residential real property, including individual units of condominiums and cooperatives, which are insured or guaranteed pursuant to certain government housing programs, such as by the FHA or U.S. Department of Agriculture, or are purchased or securitized by Fannie Mae or Freddie Mac. The CARES Act also includes a temporary 60 day foreclosure moratorium that applies to federally backed mortgage loans, which lasted until July 24, 2020 and was extended, in accordance with President Biden’s day one executive order, to at least March 31, 2021 by Fannie Mae, FHA and the U.S. Department of Agriculture. Some states and local jurisdictions have also implemented moratoriums on foreclosures.

In December 2020, the Consolidated Appropriations Act, 2021 was signed into law, which is an Omnibus spending bill that included a second COVID-19 stimulus bill (the “Second Stimulus”). In addition to providing stimulus checks for individuals and families, the Second Stimulus provides for, among other things, (i) an extension of federal unemployment insurance benefits, (ii) funding to help individuals connect remotely during the pandemic, (iii) tax credits for companies offering paid sick leave and (iv) funding for vaccine distribution and development. As further described below, the Second Stimulus provided an additional $25 billion in tax-free rental assistance and an executive order by President Biden extended the temporary eviction moratorium promulgated by the CDC (described below) through March 31, 2021.

On September 1, 2020, the Centers for Disease Control and Prevention (the “CDC”) issued an order effective September 4, 2020 through December 31, 2020 temporarily halting residential evictions to prevent the further spread of COVID-19. The Second Stimulus extended the order to January 31, 2021 and on January 20, 2021, Present Joseph Biden signed an executive order that, among other things, further extended the temporary eviction moratorium promulgated by the CDC through March 31, 2021. The CDC order will likely prevent some mortgagors from evicting certain tenants who are not current on their monthly payments of rent and who qualify for relief under the CDC order, which may present a greater risk that the mortgagor will stop making monthly mortgage loan payments. The CDC order by its terms does not preempt or preclude state and local jurisdictions from more expansive orders currently in place or from imposing additional or more restrictive requirements than the CDC order to provide greater public health protection and, across the country, similar moratoriums are in place in certain states to stop evictions and foreclosures in an effort to lessen the financial burden created by COVID-19. The CDC’s moratorium and any other similar state moratoriums or bans could adversely impact the cash flow on mortgage loans.

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

Although we do not originate or directly service residential mortgage loans, we must comply with various federal and state laws, rules and regulations as a result of owning MBS and residential whole loans. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Act, and the Gramm-Leach-Bliley Financial Modernization Act of 1999 (or Gramm-Leach-Bliley). These requirements can and do change as statutes and regulations are enacted, promulgated, amended and interpreted, and the recent trend among federal and state lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings in relation to the mortgage industry generally. For example, on December 10, 2020, the CFPB issued a final rule that adopts a set of “bright-line” loan pricing thresholds to replace the previous General Qualified Mortgage 43% debt-to-income threshold calculated in accordance with “Appendix Q” and removes Appendix Q (or General QM Final Rule). The effective date of the General QM Final Rule is March 1, 2021, but the mandatory compliance date is July 1, 2021. On December 10, 2020, the CFPB also issued a final rule that creates a new category of a qualified mortgage, referred to as a “Seasoned QM” (or Seasoned QM Final Rule). A loan is eligible to become a Seasoned QM if it is a first-lien, fixed rate loans that meets certain performance requirements over a seasoning period of 36 months, is held in portfolio until the end of the seasoning period by the originating creditor or first purchaser, complies with general restrictions on product features and points and fees, and meets certain underwriting requirements. The effective date for the Seasoned QM Final Rule is March 1, 2021. At this time, however, there can be no assurance what impact these final rules will have on the mortgage market and the “ability-to-repay” rules. Furthermore, the temporary qualified mortgage provision applicable to certain mortgage loans eligible for purchase or guarantee by the GSEs under the ability-to-repay, commonly referred to as the “GSE Patch,” will expire on the earlier of (i) July 1, 2021 or (ii) the date that the GSEs exit conservatorship. We cannot predict the impact of its expiration on the mortgage market.

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

We are a holding company and conduct our real estate business primarily through wholly-owned subsidiaries. We conduct our real estate business so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis will consist of “investment securities.” The securities issued by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. We monitor our holdings to ensure continuing and ongoing compliance with the 40% Test. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly-owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries.

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

To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the exemptions or exceptions from registration under the Investment Company Act that we and our subsidiaries rely on, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including guidance regarding these exemptions from the Division of Investment Management of the SEC, will not change in a manner that adversely affects our operations.

Risks Related to Our Use of Hedging Strategies

Our use of hedging strategies to mitigate our interest rate exposure may not be effective.

In accordance with our operating policies, we may pursue various types of hedging strategies, including Swaps, to seek to mitigate or reduce our exposure to losses from adverse changes in interest rates. Our hedging activity will vary in scope based on the level and volatility of interest rates, the type of assets held and financing sources used and other changing market conditions. No hedging strategy, however, can completely insulate us from the interest rate risks to which we are exposed and there is no guarantee that the implementation of any hedging strategy would have the desired impact on our results of operations or financial condition. Certain of the U.S. federal income tax requirements that we must satisfy in order to qualify as a REIT may limit our ability to hedge against such risks. We will not enter into derivative transactions if we believe that they will jeopardize our qualification as a REIT.

Interest rate hedging may fail to protect or could adversely affect us because, among other things:

•interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•the duration of the hedge may not match the duration of the related hedged instrument;

•the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•the party owing money in the hedging transaction may default on its obligation to pay.

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

The NYSE requires, as a condition to the listing of our shares, that we maintain our REIT status. Consequently, if we fail to maintain our REIT status, our shares would promptly be delisted from the NYSE, which would decrease the trading activity of such shares. This could make it difficult to sell shares and would likely cause the market volume of the shares trading to decline.

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

The dividend distribution requirement limits the amount of cash we have available for other business purposes, including amounts to fund our growth. Additionally, our taxable income may substantially exceed our net income as determined by GAAP. As an example, realized capital losses may be included in our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of economic income or in advance of the corresponding cash flow from the assets. Also, our ability, or the ability of our subsidiaries, to deduct interest may be limited under Section 163(j) of the Code. To the extent that we generate such non-cash taxable income or have limitations on our deductions in a taxable year, we may have to borrow funds on unfavorable terms, sell investments at disadvantageous prices, distribute amounts that would otherwise be invested in future acquisitions or make a taxable distribution of our stock to make distributions sufficient to maintain our qualification as a REIT or avoid corporate income tax in a particular year. These alternatives could increase our costs or reduce our stockholders’ equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

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

Most of the purchased credit deteriorated and non-performing loans that we have acquired were acquired by us at a discount from their outstanding principal amount, because our pricing was generally based on the value of the underlying real estate that secures those mortgage loans. Treasury Regulation Section 1.856-5(c) (the “interest apportionment regulation”) provides that if a mortgage is secured by both real property and other property, a REIT is required to apportion its annual interest income to the real property security based on a fraction, the numerator of which is the value of the real property securing the loan, determined when the REIT commits to acquire the loan, and the denominator of which is the highest “principal amount” of the loan during the year. If a mortgage is secured by both real property and personal property and the value of the personal property does not exceed 15% of the aggregate value of the property securing the mortgage, the mortgage is treated as secured solely by real property for this purpose. Revenue Procedure 2014-51 interprets the “principal amount” of the loan to be the face amount of the loan, despite the Code requiring taxpayers to treat any market discount, that is the difference between the purchase price of the loan and its face amount, for all purposes (other than certain withholding and information reporting purposes) as interest rather than principal.

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

The IRS has issued guidance authorizing elective cash/stock dividends to be made by public REITs where there is a minimum amount of cash that must be paid as part of the dividend, provided that certain requirements are met. It is unclear whether and to what extent we would be able to or choose to pay taxable distributions in cash and stock. In addition, no assurance can be given that the IRS will not impose additional requirements in the future with respect to taxable cash/stock distributions, including on a retroactive basis, or assert that the requirements for such taxable cash/stock distributions have not been met.

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

Provisions of Maryland law and other provisions of our organizational documents may limit the ability of a third-party to acquire control of the Company.

Certain provisions of the Maryland General Corporation Law (or MGCL) may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interests, including:

•“business combination” provisions that, subject to limitations, prohibit certain business combinations between us and an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our outstanding voting stock or an affiliate or associate of ours who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of our then outstanding stock) or an affiliate of an interested stockholder for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter impose two supermajority stockholder voting requirements to approve these combinations (unless our common stockholders receive a minimum price, as defined under Maryland law, for their shares in the form of cash or other consideration in the same form as previously paid by the interested stockholder for its shares); and

•“control share” provisions that provide that holders of “control shares” of our company (defined as voting shares of stock which, when aggregated with all other shares controlled by the acquiring stockholder, entitle the stockholder to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of ownership or control of “control shares”) have no voting rights except to the extent approved by our stockholders by the affirmative vote of at least two-thirds of all the votes entitled to be cast on the matter, excluding all interested shares.

Our bylaws provide that we are not subject to the “control share” provisions of the MGCL. However, our Board may elect to make the “control share” statute applicable to us at any time, and may do so without stockholder approval.

Title 3, Subtitle 8 of the MGCL permits our Board, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to elect on behalf of our company to be subject to statutory provisions that may have the effect of delaying, deferring or preventing a transaction or a change in control of our company that might involve a premium price for holders of our common stock or otherwise be in their best interest. Our Board may elect to opt in to any or all of the provisions of Title 3, Subtitle 8 of the MGCL without stockholder approval at any time. In addition, without our having elected to be subject to Subtitle 8, our charter and bylaws already (1) provide for a classified board, (2) require the affirmative vote of the holders of at least 80% of the votes entitled to be cast in the election of directors for the removal of any director from our Board, which removal will be allowed only for cause and (3) vest in our Board the exclusive power to fix the number of directorships. These provisions may delay or prevent a change of control of our company.

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

Our Board may approve the issuance of capital stock with terms that may discourage a third-party from acquiring the Company.

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

The declaration, amount and payment of future cash dividends on shares of our common stock are subject to uncertainty due to disruption in the mortgage, housing or related sectors, such as market conditions related to COVID-19.

The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board. From time to time, our Board may adjust our quarterly cash dividend on our shares of our common stock from prior quarters. The payment of dividends may be more uncertain during severe market disruption in the mortgage, housing or related sectors, such as those experienced as a result of the COVID-19 pandemic. For example, during the first quarter of 2020, we revoked and suspended quarterly cash dividends on each of our common stock and 7.50% Series B Cumulative Redeemable Preferred Stock (or the Series B Preferred Stock) and, in connection with the now-terminated forbearance agreements that we entered into subsequent to the end of the first quarter, we were prohibited from paying dividends on our common stock and Series B Preferred Stock during the term of such forbearance agreements.

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

We are dependent on information systems and their failure (including in connection with cyber-attacks) could significantly disrupt our business.

Our business is highly dependent on our information and communications systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on operating results, the market price of our common stock and other securities and our ability to pay dividends to our stockholders. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third-parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions as well as the servicers of our loans.

Computer malware, viruses, and computer hacking and phishing and cyber-attacks have become more prevalent in our industry and may occur on our systems in the future. Additionally, due to the transition to remote working environments as a result of the COVID-19 pandemic, there is an elevated risk of such events occurring. Although we have not detected a material cybersecurity breach to date, there can be no assurance that we are or will be fully protected against cyber risks and security breaches and not be vulnerable to new and evolving threats to our information technology systems. We rely heavily on financial, accounting and other data processing systems. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or networks or systems of, among other third-parties, our lenders and servicers) or any failure to maintain performance, reliability and security of our technical infrastructure. As a result, any such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.         Properties.

Office Leases

We currently pay monthly rent pursuant to three office leases.  In November 2018, we amended the lease for our corporate headquarters in New York, New York, under the same terms and conditions, to extend the expiration date for the lease by up to one year, through June 30, 2021, with a mutual option to terminate on or after February 15, 2021.  For the year ended December 31, 2020, we recorded an expense of approximately $2.9 million in connection with the lease for our current corporate headquarters.

In addition, in November 2018, we executed a lease agreement on new office space in New York, New York. We plan to relocate our corporate headquarters to this new office space upon the substantial completion of the building. The lease term specified in the agreement is fifteen years with an option to renew for an additional five years. Our current estimate of annual lease rental expense under the new lease, excluding escalation charges which at this point are unknown, is approximately $4.6 million. We currently expect to relocate to the space in the first fiscal quarter of 2021, but this timing as well as when we are required to begin making payments and recognize rental and other expenses under the new lease, is dependent on when the space is actually available for use.

Item 3.         Legal Proceedings.

There are no material legal proceedings to which we are a party or to which any of our assets are subject.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol “MFA”. Our preferred stock Series B and C issuances are also listed on the NYSE, under the symbols “MFA/PB” and “MFA/PC”, respectively.

Holders

As of February 17, 2021, we had 515 registered holders of our common stock.  Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock.  We have paid full cumulative dividends on our preferred stock on a quarterly basis through December 31, 2020.  We have historically declared cash dividends on our common stock on a quarterly basis.  During 2020 and 2019, we declared total cash dividends to holders of our common stock of $56.5 million ($0.125 per share) and $361.0 million ($0.80 per share), respectively.  In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the year ended December 31, 2020, the portion of our common stock dividends that was deemed to be a return of capital was $0.05 per share of common stock. For the years ended December 31, 2019 and 2018, the portions of our common stock dividends that were deemed to be capital gains were $0.1672 and $0.1290 per share of common stock, respectively. (For additional dividend information, see Notes 11(a) and 11(b) to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

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

The table below provides details of dividends on our common stock declared during the years 2020 and 2019:

Year	Declaration Date	Record Date	Payment Date	Dividend per Share
2020	December 17, 2020	December 30, 2020	January 29, 2021	$0.075	(1)
	August 6, 2020	September 30, 2020	October 30, 2020	0.05

2019	December 12, 2019	December 30, 2019	January 31, 2020	$0.20
	September 12, 2019	September 30, 2019	October 31, 2019	0.20
	June 12, 2019	July 1, 2019	July 31, 2019	0.20
	March 6, 2019	March 29, 2019	April 30, 2019	0.20

(1)At December 31, 2020, we had accrued dividends and dividend equivalents payable of $34.0 million related to the common stock dividend declared on December 17, 2020. This dividend is considered taxable income to the recipient in 2021. For more information see our 2020 Dividend Tax Information on our website.

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

Purchases of Equity Securities

On November 2, 2020, our Board authorized a share repurchase program under which we may repurchase up to $250 million of our common stock through the end of 2022. The Board’s authorization replaces the authorization under our existing stock repurchase program that was adopted in December 2013, which authorized us to repurchase up to 10 million shares of common stock and under which approximately 6.6 million shares remained available for repurchase.

The stock repurchase program does not require the purchase of any minimum number of shares. The timing and extent to which we repurchase our shares will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws.

During the year ended December 31, 2020, we repurchased 14,085,678 shares of our common stock through the stock repurchase program at an average cost of $3.61 per share and a total cost of approximately $50.8 million, net of fees and commissions paid to the sales agent of approximately $141,000. In addition, during the year ended December 31, 2020 the Company repurchased 17,593,576 warrants for $33.7 million that were included in the stock repurchase program. At December 31, 2020, approximately $165.7 million remained outstanding for future repurchases under the repurchase program. We did not repurchase any shares of our common stock during the year ended December 31, 2019.

The following table presents information with respect to (i) shares of common stock repurchased by us under the stock repurchase program and (ii) restricted shares withheld (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or restricted stock units (or RSUs) and (iii) eligible shares remaining/approximate dollar value for repurchase under the stock repurchase program, in each case during the fourth quarter of 2020:

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Maximum Number of Shares/Approximate Dollar Value that May Yet be Purchased Under the Repurchase Program or Employee Plan

October 1-31, 2020:
Shares Repurchased (2)	—	—	—	6,616,355	(3)
November 1-30, 2020:
Shares Repurchased (4)	9,670,777	$3.51	9,670,777	$216,143,946	(5)
December 1-31, 2020:
Shares Repurchased (4)	4,414,901	3.82	4,414,901	$165,655,435	(5)
Total Shares Repurchased (4)	14,085,678	$3.61	14,085,678	$165,655,435	(5)
Warrants Repurchased (4)	17,593,576	$3.86	17,593,576	N/A	(5)
Employee Transactions (6)	23,508	$3.61	N/A	N/A

(1)Includes brokerage commissions.
(2)As of October 31, 2020, we had repurchased an aggregate of 3,383,645 shares under the repurchase program adopted in December 2013. This plan terminated on November 2, 2020, as it was replaced by a new plan on that date.
(3)Amount presented in shares.
(4)As of December 31, 2020, we had repurchased an aggregate of 14,085,678 shares under the repurchase program adopted on November 2, 2020. We are authorized to purchase $250 million worth of shares through to December 31, 2022. In addition, in December 2020, we repurchased warrants issued to Apollo and Athene for approximately $33.7 million, reflecting the market value of the warrants at the time of the repurchase. These warrant repurchases are also included in the repurchase program adopted on November 2, 2020.
(5)Amount presented in dollar value.
(6)Our Equity Plan provides that the value of the shares delivered or withheld be based on the price of our common stock on the date the relevant transaction occurs. These shares were withheld in November 2020.

Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 on a monthly basis and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase.  Computershare Shareowner Services LLC is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and who want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and who want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent. During the years ended 2020 and 2019, we issued 235,635 and 322,888 shares of common stock through the DRSPP generating net proceeds of approximately $1.0 million and $2.4 million, respectively.

At-the-Market Offering Program

On August 16, 2019 we entered into a distribution agreement under the terms of which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $400.0 million (or the ATM Shares), from time to time, through various sales agents, pursuant to an at-the-market equity offering program (or the ATM Program). Sales of the ATM Shares, if any, may be made in negotiated transactions or by transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415 under the 1933 Act, including sales made directly on the NYSE or sales made to or through a market maker other than an exchange. The sales agents are entitled to compensation of up to two percent of the gross sales price per share for any shares of common stock sold under the distribution agreement.

During the year ended December 31, 2020, we did not sell any shares of common stock through the ATM Program. At December 31, 2020, approximately $390.0 million remained outstanding for future offerings under this program. During the year ended December 31, 2019, we sold 1,357,526 shares of common stock through the ATM Program at a weighted average price of $7.40, raising proceeds of approximately $9.9 million, net of fees and commissions paid to sales agents of approximately $100,000.

Item 6.  Reserved.

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

As previously disclosed, as a result of the market disruptions experienced related to the unprecedented conditions arising in connection with the onset of the COVID-19 pandemic in early 2020, during the first and second quarters of 2020 we engaged in asset sales and took other actions that significantly changed our asset composition. In particular, we sold all of our Agency and Legacy Non-Agency MBS investments, and substantially reduced our investments in MSR-related assets, RPL/NPL MBS and CRT securities. As a result of these actions, our primary investment assets as of December 31, 2020, are comprised of our residential whole loans. During the second quarter, to further help stabilize our financial position and liquidity, we entered into a $500 million senior secured credit agreement. In addition, during the second quarter, in conjunction with our previously disclosed exit from forbearance arrangements with lenders, we entered into several new asset-backed financing arrangements and renegotiated financing arrangements for certain assets with existing lenders, which together resulted in us essentially refinancing the majority of our investment portfolio.

During the third and fourth quarters of 2020, we continued to make significant progress on initiatives to lower the cost of financing our investments with more durable forms of borrowing. For example, we completed a $390 million securitization transaction of Non-QM assets in early September, which generated $92.7 million of additional liquidity and lowered the funding rate for the associated assets by approximately 165 basis points. In addition, during the fourth quarter we completed two Non-QM securitizations totaling $951.6 million, which generated $214.6 million of additional liquidity and lowered the funding rate for the associated assets by approximately 193 basis points. Additionally, during the fourth quarter we undertook steps to reduce our exposure to higher cost forms of financing that we had obtained in connection with our exit from forbearance in the second quarter. On October 9, 2020, we repaid $400 million of the principal outstanding on the senior secured loan, and the remaining balance of this facility of $81.25 million was repaid on October 30, 2020. The repayments were made without penalty or yield maintenance. Subsequent to the end of the fourth quarter, we completed a securitization solely consisting of $217.5 million of Business Purpose Rental Loans, generating approximately $48.4 million of additional liquidity. As the weighted average coupon of the bonds sold was approximately 1.06%, this transaction is expected to lower the funding rate of the underlying assets by more than 150 basis points. In addition, on January 6, 2021, we redeemed all of our outstanding $100 million aggregate principal amount of 8.00% Senior Notes Due 2042. In connection with this redemption, we recorded in our fourth quarter interest expense a non-cash charge of approximately $3.1 million representing remaining unamortized deferred expenses incurred when the Senior Notes were originally issued in 2012.
At December 31, 2020, we had total assets of approximately $6.9 billion, of which $5.3 billion, or 77%, represented residential whole loans acquired through interests in certain trusts established to acquire the loans. Our Purchased Performing Loans, which as of December 31, 2020 comprised approximately 65% of our residential whole loans, include: (i) loans to finance (or refinance) one-to four-family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (or Single-family rental loans), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). In addition, at December 31, 2020, we had approximately $161.0 million in investments in residential mortgage securities, which represented approximately 2% of our total assets.  At such date, our portfolio included $104.2 million of CRT securities and $56.8 million of Non-Agency MBS which were primarily comprised of RPL/NPL MBS. At December 31, 2020, our investments in MSR-related assets were $239.0 million, or 3% of our total assets. Our MSR-related assets include term notes whose cash flows are considered to be largely dependent on MSR collateral and loan participations to provide financing to mortgage originators that own MSRs. Our remaining investment-related assets, which represent approximately 5% of our total assets at December 31, 2020, were primarily comprised of REO, capital contributions made to loan origination partners and MBS and loan-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income and the market value of our assets, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive residential mortgage assets. Changes in these factors, or uncertainty in the market regarding the potential for changes in these factors, can result in significant changes in the value and/or performance of our investment portfolio. Further, our GAAP results may be impacted by market volatility, resulting in changes in market values of certain financial instruments for which changes in fair value are recorded in net income each period, such as CRT securities, and certain residential whole loans. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds, the behavior of which involves various risks and uncertainties.  Interest rates and conditional prepayment rates (or CPRs) (which measure the amount of unscheduled principal prepayment on an asset as a percentage of the asset balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. With the adoption in January 2020 of new accounting standards for the measurement and recognition of credit losses, and given the extent of current and anticipated future investments in residential whole loans, our financial results are impacted by estimates of credit losses that are required to be recorded when loans that are not accounted for at fair value through net income are acquired or originated, as well as changes in these credit loss estimates that will be required to be made periodically.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general.  In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of a loan, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults.  CPRs on our residential mortgage securities and whole loans may differ significantly.  For the year ended December 31, 2020, the weighted average CPR on our Non-QM loan portfolio was 22.5%.

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

Recent Market Conditions and Our Strategy

At December 31, 2020, our residential mortgage asset portfolio, which includes residential whole loans and REO, residential mortgage securities and MSR-related assets, was approximately $6.0 billion compared to $13.1 billion at December 31, 2019. As previously disclosed, we engaged in asset sales and took other actions during 2020 related to the impact of the unprecedented conditions created by the COVID-19 pandemic, that significantly changed our asset composition. As a result of these actions, our primary investment asset as of December 31, 2020 is our residential whole loan portfolio.

The following table presents the activity for our residential mortgage asset portfolio for the year ended December 31, 2020:

(In Millions)	December 31, 2019	Runoff (1)	Acquisitions	Sales	Other (2)	December 31, 2020	Change
Residential whole loans and REO	$7,860	$(1,920)	$1,345	$(1,780)	$70	$5,575	$(2,285)
MSR-related assets	1,217	(77)	4	(683)	(222)	239	(978)
Residential mortgage securities	3,984	(558)	160	(3,000)	(425)	161	(3,823)
Totals	$13,061	$(2,555)	$1,509	$(5,463)	$(577)	$5,975	$(7,086)

(1)    Primarily includes principal repayments, cash collections on Purchased Credit Deteriorated Loans and sales of REO.
(2) Primarily includes changes in fair value and adjustments to record lower of cost or estimated fair value adjustments on REO.

At December 31, 2020, our total recorded investment in residential whole loans and REO was $5.6 billion, or 93.3% of our residential mortgage asset portfolio. Of this amount, (i) $4.2 billion is presented as Residential whole loans, at carrying value (of which $3.5 billion were Purchased Performing Loans and $673.7 million were Purchased Credit Deteriorated Loans), and (ii) $1.2 billion is presented as Residential whole loans, at fair value, in our consolidated balance sheets. For the year ended December 31, 2020, we recognized approximately $258.8 million of income on Residential whole loans, at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 4.91% (excluding servicing costs), with Purchased Performing Loans generating an effective yield of 4.90% and Purchased Credit Deteriorated Loans generating an effective yield of 4.99%. In addition, we recorded a net gain on residential whole loans measured at fair value through earnings of $94.2 million in Other Income, net in our consolidated statements of operations for the year ended December 31, 2020. At December 31, 2020 and 2019, we had REO with an aggregate carrying value $249.7 million and $411.7 million, respectively, which is included in Other assets on our consolidated balance sheets. During 2020, we sold Non-QM loans with an amortized cost of $1.8 billion, realizing losses of $273.0 million and sold Residential whole loans, at fair value with an aggregate unpaid principal balance of $24.1 million, realizing net losses of $0.8 million.

During 2020, economic conditions were negatively impacted by the unprecedented conditions resulting from the COVID-19 pandemic. In response to the financial impact of the COVID-19 pandemic on borrowers, and in compliance with various federal and state guidelines, starting in the first quarter of 2020 we offered short-term relief to certain borrowers who were contractually current at the time the pandemic started to impact the economy. Under the terms of such plans, for certain borrowers a deferral plan was entered into where missed payments were deferred to the maturity of the related loan, with a corresponding change to the loan’s next payment due date. In addition, certain borrowers were granted up to a seven-month

“zero pay” forbearance with payments required to resume at the conclusion of the plan. For these borrowers, delinquent payments were permitted to be placed on specified repayment plans. While the majority of the borrowers granted relief have resumed making payments at the conclusion of such deferral and forbearance periods, certain borrowers, particularly in our Non-QM loan portfolio, continue to be impacted financially by the COVID-19 pandemic and have not yet resumed payments. When these borrowers became more than 90 days delinquent on payments, any interest income receivable related to the associated loans was reversed in accordance with our non-accrual policies. At December 31, 2020, Non-QM loans with an amortized cost of $148.4 million, or 6.4% of the portfolio, were more than 90 days delinquent. For these and other borrowers that have been impacted by the COVID-19 pandemic, we are continuing to evaluate loss mitigation options with respect to these loans, including forbearance, repayment plans, loan modification and foreclosure. In addition, at December 31, 2020, Rehabilitation Loans to fix and flip borrowers with an amortized cost of $136,3 million, or 23.4% of the portfolio were more than 90 days delinquent. Because rehabilitation loans are shorter term and repayment is usually dependent on completion of the rehabilitation project and sale of the property, the strategy to resolve delinquent rehabilitation loans differs from owner occupied loans. Consequently, forbearance and repayment plans are offered less frequently. However, we seek to work with delinquent fix and flip borrowers whose projects are close to completion or are listed for sale in order to provide the borrower the opportunity to sell the property and repay our loan. In circumstances where the borrower is not able to complete the project or we are not able to work with the borrower to our mutual benefit, foreclosure or other forms of resolution are pursued.

During 2020, we sold our remaining investments in Agency MBS for $1.5 billion, realizing losses of $19.3 million, and disposed of all of our Legacy Non-Agency MBS for $1.1 billion, realizing gains of $168.2 million. As of December 31, 2020, our RPL/NPL MBS portfolio totaled $53.9 million. During 2020, we sold $200.7 million of these securities, realizing a loss of $60.2 million. The net yield on our RPL/NPL MBS portfolio was 5.64% for 2020, compared to 5.04% for 2019. In addition, our investments in MSR-related assets at December 31, 2020 totaled $239.0 million. During the three months ended March 31, 2020, we recognized an impairment loss related to our term notes backed by MSR collateral of $280.8 million based on our intent to sell, or the likelihood we would be required to sell, such notes. Later in 2020, we sold $711.7 million of term notes backed by MSR-related collateral, realizing a gain of $28.7 million. The net yield on our MSR-related assets was 7.26% for 2020, compared to 5.19% for 2019. Our investments in CRT securities totaled $104.2 million at December 31, 2020. During 2020, we sold $243.0 million of CRT securities, realizing a loss of $27.0 million.

We adopted the new accounting standard addressing the measurement of credit losses on financial instruments (CECL) on January 1, 2020. CECL requires that reserves for credit losses be estimated at the reporting date based on expected cash flows for the life of the loan or financial asset, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions. For 2020, we recorded a provision for credit losses on residential whole loans held at carrying value of $13.4 million. The total allowance for credit losses recorded on residential whole loans held at carrying value at December 31, 2020 was $86.8 million. In addition, as of December 31, 2020, CECL reserves for credit losses totaling approximately $1.2 million were recorded related to undrawn commitments on loans held at carrying value. Further, we recorded an allowance for credit losses on other financial instruments of $9.0 million as of December 31, 2020. We did not record a provision for credit losses on other financial instruments for 2019.

Our GAAP book value per common share was $4.54 as of December 31, 2020. Book value per common share decreased from $7.04 as of December 31, 2019. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains on our residential whole loans held at carrying value, was $4.92 at December 31, 2020, a decrease from $7.44 as of December 31, 2019. The decrease in GAAP and Economic book value during 2020 primarily reflects the net loss recorded for the year, the net reduction in amounts recorded in shareholders equity related to AFS securities and derivative hedging transactions, the impact of dividends distributions and the combined impact of the transactions that occurred in the fourth quarter that resulted in the repurchase and the exercise of warrants issued in connection with the senior secured term loan. For additional information regarding the calculation of Economic book value per share including a reconciliation to GAAP book value per share, refer to page 54 under the heading “Economic Book Value”.

For more information regarding market factors which impact our portfolio, see Part I, Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.

Information About Our Assets

The table below presents certain information about our asset allocation at December 31, 2020:

ASSET ALLOCATION

(Dollars in Millions)	Residential Whole Loans, at Carrying Value (1)		Residential Whole Loans, at Fair Value		Residential Mortgage Securities		MSR-Related Assets		Other, net (2)	Total
Fair Value/Carrying Value	4,108		1,217		161		239		1,137	6,862
Financing Agreements with non-mark-to-market collateral provisions	(906)		(253)		—		—		—	(1,159)
Financing Agreements with mark-to-market collateral provisions	(839)		(285)		(89)		(125)		—	(1,338)
Less Securitized Debt	(1,261)		(254)		—		—		—	(1,515)
Less Convertible Senior Notes	—		—		—		—		(225)	(225)
Less Senior Notes	—		—		—		—		(100)	(100)
Net Equity Allocated	$1,102		$425		$72		$114		$812	$2,525
Debt/Net Equity Ratio (3)	2.7	x	1.9	x	1.2	x	1.1	x		1.7	x
(1)Includes $2.3 billion of Non-QM loans, $563.4 million of Rehabilitation loans, $442.5 million of Single-family rental loans, $136.2 million of Seasoned performing loans, and $630.3 million of Purchased Credit Deteriorated Loans. At December 31, 2020, the total fair value of these loans is estimated to be approximately $4.3 billion.
(2)Includes $814.4 million of cash and cash equivalents, $7.2 million of restricted cash, $249.7 million of real estate owned, and $47.1 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(3)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements noted above as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at December 31, 2020. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Deteriorated Loans (2)	Residential Whole Loans, at Fair Value
Amount due:
Within one year	$551,385	$363	$4,008
After one year:
Over one to five years	53,638	3,783	5,203
Over five years	2,916,601	669,562	1,207,691
Total due after one year	$2,970,239	$673,345	$1,212,894
Total residential whole loans	$3,521,624	$673,708	$1,216,902

(1)Excludes an allowance for credit losses of $43.5 million at December 31, 2020.
(2)Excludes an allowance for credit losses of $43.4 million at December 31, 2020.

The following table presents, at December 31, 2020, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)	Purchased Credit Deteriorated Loans (1)(3)	Residential Whole Loans at Fair Value (1)
Interest rates:
Fixed	$996,198	$484,943	$902,797
Adjustable	1,974,041	188,402	310,097
Total	$2,970,239	$673,345	$1,212,894

(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of December 31, 2020.
(2)Excludes an allowance for credit losses of $43.5 million at December 31, 2020.
(3)Excludes an allowance for credit losses of $43.4 million at December 31, 2020.

For additional information regarding our residential whole loan portfolios, see Note 3 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.

Residential Mortgage Securities

Non-Agency MBS

The following table presents information with respect to our Non-Agency MBS at December 31, 2020 and 2019. During the three months ended June 30, 2020, we disposed of substantially all of our investments in Legacy Non-Agency MBS:

	December 31,
(In Thousands)	2020	2019
Non-Agency MBS
Face/Par	$57,847	$2,195,303
Fair Value	56,766	2,063,529
Amortized Cost	49,042	1,668,088

CRT Securities

At December 31, 2020, our total investment in CRT securities was $104.2 million, with a net unrealized gain of $18.0 million, a weighted average yield of 7.36% and a weighted average time to maturity of 18.5 years. At December 31, 2019, our total investment in CRT securities was $255.4 million, with a net unrealized gain of $6.2 million, a weighted average yield of 4.18% and weighted average time to maturity of 10.3 years.

Agency MBS

During the six months ended June 30, 2020, we disposed of all of our Agency MBS. At December 31, 2019, our total investment in Agency MBS was $1.7 billion, with a net unrealized loss of $3.4 million and a weighted average coupon of 3.83%.

MSR-Related Assets

At December 31, 2020 and 2019, we had $239.0 million and $1.2 billion, respectively, of term notes issued by SPVs that have acquired the rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. At December 31, 2020, these term notes had an amortized cost of $184.9 million, gross unrealized gains of approximately $54.0 million, a weighted average yield of 12.30% and a weighted average term to maturity of 9.2 years. At December 31, 2019, these term notes had an amortized cost of $1.2 billion, gross unrealized gains of $5.2 million, a weighted average yield of 4.75% and a weighted average term to maturity of 5.3 years.

We have participated in a loan where we committed to lend $32.6 million of which no amount was drawn at December 31, 2020. The facility expires in August, 2021.

Tax Considerations

Current period estimated taxable income

We estimate that for 2020, our taxable loss was approximately $3.9 million. We have until the filing of our 2020 tax return (due not later than October 15, 2021) to declare the distribution of any 2020 REIT taxable income not previously distributed.

Key differences between GAAP net income and REIT Taxable Income

Residential Whole Loans and Residential Mortgage Securities

The determination of taxable income attributable to residential whole loans and Non-Agency MBS is dependent on a number of factors, including timing of principal and interest payments, defaults, loss mitigation efforts and loss severities. Potential timing differences arise with respect to the accretion of discount and amortization of premium into income as well as the recognition of realized losses for tax purposes as compared to GAAP. For example: a) impairments generally are not recognized by us for income tax purposes until the asset is written-off or sold; b) capital losses may only be recognized by us to the extent of its capital gains; capital losses in excess of capital gains generally are carried over by us for potential offset against its future capital gains and c) tax hedge losses resulting from the termination of interest rate swaps by us generally are amortized over the remaining term of the swap.

In estimating taxable income for such investments during the year, management considers estimates of the amount of discount and premium expected to be accreted. Such estimates require significant judgment and actual results may differ from these estimates. Moreover, the deductibility of realized losses and their effect on discount accretion and premium amortization are analyzed on an asset-by-asset basis and, while they will result in a reduction of taxable income, this reduction tends to occur gradually and, primarily for Non-Agency MBS, in periods after the realized losses are reported. In addition, for securitization and resecuritization transactions that were treated as a sale of the underlying residential whole loans or MBS for tax purposes, taxable gain or loss, if any, resulting from the unwind of such transactions is not recognized in GAAP net income.

Use of fair value accounting for certain residential whole loans and residential mortgage securities for GAAP, but not for tax, gives rise to potential timing differences. In addition, for tax purposes the residential whole loans contributed to a variable interest entity (or VIE) used to facilitate our second quarter 2017 and fourth quarter 2020 loan securitization transactions were deemed to be sold for tax purposes, but not for GAAP reporting purposes.

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

Securitization transactions result in differences between GAAP net income and REIT Taxable Income

For tax purposes, depending on the transaction structure, a securitization and/or resecuritization transaction may be treated either as a sale or a financing of the underlying collateral. As a result, the income recognized from securitization and resecuritization transactions may differ for tax and GAAP purposes. For tax purposes, we own or may in the future acquire interests in securitization and /or resecuritization trusts, in which several of the classes of securities are or will be issued with original issue discount (or OID). As the holder of the retained interests in the trust, we generally will be required to include OID in our current gross interest income over the term of the applicable securities as the OID accrues. The rate at which the OID is recognized into taxable income is calculated using a constant rate of yield to maturity, with realized losses impacting the amount of OID recognized in REIT taxable income once they are actually incurred. For tax purposes, REIT taxable income may be recognized in excess of economic income (i.e., OID) or in advance of the corresponding cash flow from these assets, thereby affecting our dividend distribution requirement to stockholders. In addition, for securitization and/or resecuritization transactions that were treated as a sale of the underlying collateral for tax purposes, the unwinding of any such transaction will likely result in a taxable gain or loss that is likely not recognized in GAAP net income since securitization and resecuritization transactions are typically accounted for as financing transactions for GAAP purposes. The tax basis of underlying residential whole loans or MBS re-acquired in connection with the unwind of such transactions becomes the fair market value of such assets at the time of the unwind.

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

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2020 compared to the year ended December 31, 2019. For a discussion related to our results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, please refer to Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended December 31, 2019, which was filed with the SEC on February 21, 2020, and is available on the SEC’s website at www.sec.gov and on our website at www.mfafinancial.com.

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

General

For 2020, we had a net loss available to our common stock and participating securities of $709.2 million, or $1.57 per basic and diluted common share, compared to net income available to common stock and participating securities for 2019 of $363.1 million, or $0.80 per basic and $0.79 per diluted common share. Following the unprecedented disruption in residential mortgage markets due to concerns related to the COVID-19 pandemic that was experienced late in the first quarter and into the second quarter of 2020, management was focused on taking actions to bolster and stabilize our balance sheet, improve our liquidity position and renegotiate the financing associated with our remaining investments. The actions included disposing our Agency and Legacy Non-Agency MBS portfolios, substantially reducing our investments in MSR-related assets, RPL/NPL MBS and CRT securities and sales of certain residential whole loans. These disposals resulted in net realized losses for the year totaling $188.9 million. Further, we recorded impairment losses on certain residential mortgage securities and MSR-related assets of $344.4 million. We also recorded impairment losses on other assets of $72.4 million, primarily related to write-downs of the carrying values of investments in certain loan originators. In addition, as we had entered into forbearance agreements with the majority of our remaining lenders that were in place for most of the second quarter, our financing costs were dramatically increased during this period. The combination of the impact of asset sales and higher financing costs during the forbearance period resulted in the significant reduction in net interest income from our investments. During the year ended December 31, 2020, we also incurred unusually high professional services and other costs in connection with negotiating forbearance arrangements with our lenders, entering into new financing arrangements and reinstating prior financing arrangements on the exit from forbearance. Finally, we recorded losses totaling $57.0 million on terminated Swaps that had previously been designated as hedges for accounting purposes, expenses totaling $25.3 million on the early payment of a senior secured credit agreement and $10.5 million of net unrealized losses on residential mortgage securities measured at fair value through earnings. These losses were partially offset by $94.2 million in net gains on our residential whole loans measured at fair value through earnings. Further, we recorded a provision for credit losses on residential whole loans held at carrying value and other financial instruments of $22.4 million, which includes a provision for credit losses on undrawn commitments of $1.2 million, during the year ended December 31, 2020.

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

For 2020, our net interest spread and margin were 0.66% and 1.24%, respectively, compared to a net interest spread and margin of 1.96% and 2.35%, respectively, for 2019. Our net interest income decreased by $158.7 million, or 63.66%, to $90.6 million from $249.4 million for 2019. For 2020, net interest income for our residential mortgage securities and MSR-related asset portfolios decreased by approximately $118.5 million compared to 2019, primarily due to lower average amounts invested in these securities due to portfolio sales in the current period. Net interest income also includes lower net interest income from residential whole loans held at carrying value of approximately $23.0 million for 2020 compared to 2019 primarily due to lower yields earned on these assets and higher funding costs as a result of entering into forbearance agreements. In addition, we also incurred approximately $16.2 million in interest expense related to the senior secured credit agreement we entered into during the second quarter of 2020 and approximately $6.6 million higher interest expense on our Convertible Senior Notes issued in June 2019. Net interest income for 2020 also includes $38.1 million of interest expense associated with residential whole loans held at fair value, reflecting a $6.8 million decrease in borrowing costs related to these investments compared to 2019. Coupon interest income received from residential whole loans held at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income. On January 6, 2021, we completed the redemption of our Senior Notes. In connection with this redemption, we recorded in our 2020 interest expense a non-cash charge of approximately $3.1 million representing remaining unamortized deferred expenses incurred when the Senior Notes were originally issued.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2020 and 2019.  Average yields are derived by dividing interest income by the average amortized cost of the related assets, and average costs are derived by dividing interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	For the Year Ended December 31,
	2020			2019
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Residential whole loans, at carrying value (1)	$5,267,932	$258,764	4.91%	$4,372,653	$243,980	5.58%
Agency MBS (2)	390,876	8,852	2.26	2,220,246	55,901	2.52
Legacy Non-Agency MBS (2)	267,417	28,828	10.78	1,265,843	146,646	11.58
RPL/NPL MBS (2)	158,432	8,936	5.64	1,059,046	53,424	5.04
Total MBS	816,725	46,616	5.71	4,545,135	255,971	5.63
CRT securities (2)	151,133	7,521	4.98	384,583	18,583	4.83
MSR-related assets (2)	495,582	35,957	7.26	1,014,943	52,647	5.19
Cash and cash equivalents (3)	502,598	676	0.13	195,795	3,393	1.73
Other interest-earning assets	102,447	9,850	9.61	105,718	7,152	6.77
Total interest-earning assets	7,336,417	359,384	4.90	10,618,827	581,726	5.48
Total non-interest-earning assets	1,785,408			2,459,369
Total assets	$9,121,825			$13,078,196

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Collateralized financing agreements (4)(5)	$5,067,519	$202,851	4.00%	$8,586,684	$292,050	3.40%
Securitized debt (6)	725,200	22,947	3.16	632,265	23,294	3.68
Convertible Senior Notes	224,462	15,581	6.94	129,886	8,965	6.94
Senior Notes (7)	96,894	11,138	8.31	96,837	8,047	8.31
Senior secured credit agreement	147,643	16,241	11.00	—	—	—
Total interest-bearing liabilities	6,261,718	268,758	4.24	9,445,672	332,356	3.52
Total non-interest-bearing liabilities	129,170			230,434
Total liabilities	6,390,888			9,676,106
Stockholders’ equity	2,730,937			3,402,090
Total liabilities and stockholders’ equity	$9,121,825			$13,078,196

Net interest income/net interest rate spread (8)		$90,626	0.66%		$249,370	1.96%
Net interest-earning assets/net interest margin (9)	$1,074,699		1.24%	$1,173,155		2.35%

(1)Excludes residential whole loans held at fair value that are reported as a component of total non-interest-earning assets.
(2)Yields presented throughout this Annual Report on Form 10-K are calculated using average amortized cost data for securities which excludes unrealized gains and losses and includes principal payments receivable on securities.  For GAAP reporting purposes, purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.
(3)Includes average interest-earning cash, cash equivalents and restricted cash.
(4)Collateralized financing agreements include the following: Secured term notes, Non-mark-to-market term-asset based financing, and repurchase agreements. For additional information, see Note 6, included under Item 8 of this Annual Report on Form 10-K.
(5)Average cost of repurchase agreements includes the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration.
(6)Includes both Securitized debt, at carrying value and Securitized debt, at fair value.
(7)Interest expense for 2020 includes a non-cash charge of $3.1 million recorded in the connection with the redemption of these notes that was completed early in 2021. The yield presented for the period excludes the impact of that charge.
(8)Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.
(9)Net interest margin reflects annualized net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2020
	Compared to
	Year Ended December 31, 2019
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans, at carrying value (1)	$46,182	$(31,398)	$14,784
Residential mortgage securities	(168,639)	(51,778)	(220,417)
MSR-related assets	(32,978)	16,288	(16,690)
Cash and cash equivalents	2,230	(4,947)	(2,717)
Other interest earning assets	(227)	2,925	2,698
Total net change in income from interest-earning assets	$(153,432)	$(68,910)	$(222,342)

Interest-bearing liabilities:
Residential whole loan at carrying value financing agreements	$25,863	$9,216	$35,079
Residential whole loan at fair value financing agreements	(4,697)	909	(3,788)
Residential mortgage securities repurchase agreements	(100,010)	(6,427)	(106,437)
MSR-related assets repurchased agreements	(14,176)	2,049	(12,127)
Other repurchase agreements	(1,427)	(499)	(1,926)
Securitized debt	3,178	(3,525)	(347)
Convertible Senior Notes and Senior Notes	11,452	(1,745)	9,707
Senior secured credit agreement	16,241	—	16,241
Total net change in expense from interest-bearing liabilities	(63,576)	(22)	(63,598)
Net change in net interest income	$(89,856)	$(68,888)	$(158,744)

(1)Excludes residential whole loans held at fair value which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)

December 31, 2020	1.07%	1.49%
September 30, 2020	0.03	0.76
June 30, 2020	(0.90)	0.02
March 31, 2020	1.82	2.20

December 31, 2019	2.33	2.68
September 30, 2019	1.82	2.19
June 30, 2019	1.90	2.29
March 31, 2019	1.98	2.41

(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans, at carrying value for the quarterly periods presented:

	Purchased Performing Loans			Purchased Credit Deteriorated Loans			Total Residential Whole Loans, at Carrying Value
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
December 31, 2020	4.57%	2.77%	1.80%	5.16%	3.02%	2.14%	4.66%	2.81%	1.85%
September 30, 2020	4.58	3.42	1.16	4.89	3.22	1.67	4.63	3.39	1.24
June 30, 2020	5.17	6.34	(1.17)	5.07	6.03	(0.96)	5.15	6.30	(1.15)
March 31, 2020	5.10	3.44	1.66	4.84	3.39	1.45	5.07	3.43	1.64

December 31, 2019	5.24	3.61	1.63	5.79	3.51	2.28	5.31	3.59	1.72
September 30, 2019	5.55	3.92	1.63	5.76	3.79	1.97	5.58	3.90	1.68
June 30, 2019	5.71	4.22	1.49	5.75	3.98	1.77	5.72	4.17	1.55
March 31, 2019	5.93	4.27	1.66	5.77	4.06	1.71	5.89	4.21	1.68

(1)Reflects annualized interest income on Residential whole loans, at carrying value divided by average amortized cost of Residential whole loans, at carrying value. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements and securitized debt. Total Residential whole loans, at carrying value cost of funding include, 3, 5, 3, 5 and 6 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019, respectively. Cost of funding for the quarter ended June 30, 2020 includes the impact of amortization of $10.7 million of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 116 basis points for Purchased Performing Loans, 107 basis points for Purchased Credit Deteriorated Loans, and 115 basis points for total Residential whole loans, at carrying value during the quarter ended June 30, 2020. At June 30, 2020, following the closing of certain financing transactions and our exit from forbearance arrangements, and an evaluation of our anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring. In addition, cost of funding for the quarter ended June 30, 2020 is significantly higher than prior periods as it reflects default interest and/or higher rates charged by lenders while we were under a forbearance agreement. In addition, during the quarter ended September 30, 2020, we transferred from AOCI to earnings approximately $7.2 million of losses on Swaps that had been previously designated as hedges for accounting purposes as we had assessed that the underlying transactions were no longer probable of occurring.
(3)Reflects the difference between the net yield on average Residential whole loans, at carrying value and average cost of funds on Residential whole loans, at carrying value.

The following table presents the components of the net interest spread earned on our residential mortgage securities and MSR-related assets for the quarterly periods presented:

	Residential Mortgage Securities			MSR-Related Assets
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Rate Spread (3)	Net Yield (1)	Cost of Funding	Net Interest Rate Spread (3)
December 31, 2020	7.22%	2.71%	4.51%	12.27%	2.67%	9.60%
September 30, 2020	6.75	3.60	3.15	11.79	3.43	8.36
June 30, 2020	6.09	5.23	0.86	9.96	6.21	3.75
March 31, 2020	5.40	2.72	2.68	4.74	2.56	2.18

December 31, 2019	6.54	3.26	3.28	4.88	2.82	2.06
September 30, 2019	7.44	3.21	4.23	5.26	3.23	2.03
June 30, 2019	5.42	2.98	2.44	5.34	3.48	1.86
March 31, 2019	5.34	2.98	2.36	5.39	3.56	1.83

(1)Reflects annualized interest income on divided by average amortized cost. Impairment charges recorded on MSR-related assets resulted in a lower amortized cost basis, which impacted the calculation of net yields in subsequent periods.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency MBS cost of funding includes 78, 36, 1, (9) and (13) basis points and Legacy Non-Agency MBS cost of funding includes 52, 24, 1, (14) and (20) basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarters ended March 31, 2020, December 31, 2019, September 30, 2019, June 30, 2019 and March 31, 2019, respectively. Cost of funding for the quarter ended June 30, 2020 includes the impact of amortization of $278,000 of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 174 basis points for total RPL/NPL MBS during the quarter ended June 30, 2020. At June 30, 2020, following the closing of certain financing transactions and our exit from forbearance arrangements, and an evaluation of our anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring. In addition, during the quarter ended September 30, 2020, we transferred from AOCI to earnings approximately $7.2 million of losses on Swaps that had been previously designated as hedges for accounting purposes as we had assessed that the underlying transactions were no longer probable of occurring.
(3)Reflects the difference between the net yield on average and average cost of funds.

Interest Income

Interest income on our residential whole loans held at carrying value increased by $14.8 million, or 6.1%, for 2020 to $258.8 million compared to $244.0 million for 2019. This increase primarily reflects a $895.3 million increase in the average balance of this portfolio to $5.3 billion for 2020 from $4.4 billion for 2019, partially offset by a decrease in the yield (excluding servicing costs) to 4.91% for 2020 from 5.58% for 2019.

Due to previously discussed asset sales and impairment charges, the average amortized cost of our residential mortgage securities portfolio decreased $4.0 billion to $1.0 billion for 2020 from $4.9 billion for 2019 and interest income on our residential mortgage securities portfolio decreased $220.4 million to $54.1 million for 2020 from $274.6 million for 2019. Interest income on our MSR-related assets decreased by $16.7 million to $36.0 million for 2020 compared to $52.6 million for 2019. This decrease primarily reflects a $519.4 million decrease in the average balance of these investments for 2020 to $495.6 million compared to $1.0 billion for 2019, partially offset by an increase in the yield to 7.26% for 2020 from 5.19% for 2019. The yield increased primarily due to the impact of impairment charges recorded during 2020 on the amortized cost of these assets.

Interest Expense

Our interest expense for 2020 decreased by $63.6 million, or 19.1%, to $268.8 million, from $332.4 million for 2019.  This decrease primarily reflects a decrease in our average repurchase agreement borrowings to finance our residential mortgage securities portfolio, MSR-related assets and residential whole loans held at fair value partially offset by an increase in our average borrowings to finance residential whole loans held at carrying value and an increase in financing rates on our financing agreements. In addition in 2020, we incurred interest expense of approximately $16.2 million related to the senior secured credit agreement we entered into during the second quarter of 2020 and higher interest expense of $6.6 million on our Convertible Senior Notes issued in June 2019. On January 6, 2021, we completed the redemption of our Senior Notes. In connection with this redemption, we recorded in our 2020 interest expense a non-cash charge of approximately $3.1 million representing remaining unamortized deferred expenses incurred when the Senior Notes were originally issued. The effective interest rate paid on our borrowings increased to 4.24% for 2020, from 3.52% for 2019.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value and other financial instruments

For 2020, we recorded a provision for credit losses on residential whole loans held at carrying value of $13.4 million (which includes a provision for credit losses on undrawn commitments of $1.2 million) compared to a provision of $2.6 million for 2019. In addition, we recorded a provision for credit losses on other financial instruments of $9.0 million for 2020. We did not record a provision for credit losses on other financial instruments for 2019. As previously discussed, on January 1, 2020, we adopted the new accounting standard addressing the measurement of credit losses on financial instruments (CECL). With respect to our residential whole loans held at carrying value and other financial instruments, CECL requires that reserves for credit losses are estimated at the reporting date based on expected cash flows over the life of the loan or financial instrument, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions.

Other Income, net

For 2020, Other (Loss)/Income, net decreased by $832.0 million, to a $606.1 million loss, compared to $225.9 million of income for 2019. The components of Other Income, net for the years ended 2020 and 2019 are summarized in the table below:

	For the Year Ended December 31,
(In Thousands)	2020	2019
Impairment and other losses on securities available-for-sale and other assets	$(425,082)	$(180)
Net realized (loss)/ gain on sales of residential mortgage securities and residential whole loans	(188,847)	62,002
Net gain on residential whole loans measured at fair value through earnings	94,213	158,330
Transfer from OCI of loss on swaps previously designated as hedges for accounting purposes	(57,034)	—
Expenses recognized on payoff of Senior secured credit agreement	(25,287)	—
Net unrealized (loss)/gain on residential mortgage securities measured at fair value through earnings	(10,486)	7,080
Liquidation gains on Purchased Credit Deteriorated Loans and other loan related income	5,945	14,711
Other	457	(16,086)
Total Other (Loss)/Income, net	$(606,121)	$225,857

Operating and Other Expense

During 2020, we had compensation and benefits and other general and administrative expenses of $56.7 million, or 2.08% of average equity, compared to $52.6 million, or 1.55% of average equity, for 2019.  Compensation and benefits expense decreased $1.2 million to $31.0 million for 2020, compared to $32.2 million for 2019, primarily reflecting a reduction in annual bonus compensation for the current year period partially offset by a provision for estimated severance costs in connection with a reduction in workforce that occurred in the third quarter of 2020. Our other general and administrative expenses increased by $5.3 million to $25.7 million for 2020 compared to $20.4 million for 2019, primarily due to higher costs for professional services, corporate insurance, administrative expenses associated with financing arrangements, corporate income tax and the write-off of certain internally developed software and deferred financing costs, partially offset by lower costs associated with deferred compensation to Directors in the current year period, which were impacted by the changes in our stock price. In addition, during 2020 we also incurred professional service and other costs of $44.4 million related to negotiating forbearance arrangements with our lenders entering into new financing arrangements and reinstating prior financing arrangements on the exit from forbearance.

Operating and Other Expense during 2020 also includes $40.4 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses decreased compared to the prior year period by approximately $1.5 million, primarily due to lower servicing fees and non-recoverable advances on our residential whole loan and REO portfolios, partially offset by costs related to loan securitization activities.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)(3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Dividend Payout Ratio (5)	Leverage Multiple (6)	Book Value per Share of Common Stock (7)	Economic Book Value per Share of Common Stock (8)
December 31, 2020	2.12%	7.24%	35.72%	0.94	1.7	$4.54	$4.92
September 30, 2020	4.17	13.85	33.23	0.29	1.9	4.61	4.92
June 30, 2020	4.33	15.70	30.08	—	2.0	4.51	4.46
March 31, 2020	(26.72)	(26.58)	24.99	—	3.4	4.34	4.09

December 31, 2019	2.92	11.90	25.48	0.95	3.0	7.04	7.44
September 30, 2019	2.79	11.24	25.80	1.00	2.8	7.09	7.41
June 30, 2019	2.74	10.91	26.13	1.00	2.8	7.11	7.40
March 31, 2019	2.66	10.40	26.71	1.05	2.7	7.11	7.32

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
(8)“Economic book value” is a non-GAAP financial measure of our financial position. To calculate our Economic book value, our portfolios of Residential whole loans at carrying value are adjusted to their fair value, rather than the carrying value that is required to be reported under the GAAP accounting model applied to these loans. For additional information please refer to page 54 under the heading “Economic Book Value”.

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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
GAAP Total Stockholders’ Equity	$2,524.8	$2,565.7	$2,521.1	$2,440.7	$3,384.0	$3,403.4	$3,403.4	$3,404.5
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(200.0)	(200.0)	(200.0)	(200.0)
GAAP Stockholders’ Equity for book value per common share	2,049.8	2,090.7	2,046.1	1,965.7	3,184.0	3,203.4	3,203.4	3,204.5
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	173.9	141.1	(25.3)	(113.5)	182.4	145.8	131.2	92.1

Stockholders’ Equity including fair value adjustment to Residential whole loans, at carrying value (Economic book value)	$2,223.7	$2,231.8	$2,020.8	$1,852.2	$3,366.4	$3,349.2	$3,334.6	$3,296.6

GAAP book value per common share	$4.54	$4.61	$4.51	$4.34	$7.04	$7.09	$7.11	$7.11
Economic book value per common share	$4.92	$4.92	$4.46	$4.09	$7.44	$7.41	$7.40	$7.32
Number of shares of common stock outstanding	451.7	453.3	453.2	453.1	452.4	451.7	450.6	450.5

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

Allowance for Credit Losses on Residential Whole Loans

An allowance for credit losses is recorded at acquisition, and maintained on an ongoing basis, for all losses expected over the life of the respective loan. Any required credit loss allowance would reduce the net carrying value of the loan with a corresponding charge to earnings, and may increase or decrease over time. Significant judgments are required in determining any allowance for credit loss, including assumptions regarding the loan cash flows expected to be collected, including related economic forecasts, the value of the underlying collateral and our ability to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower.

Fair Value Measurements - Residential Whole Loans

GAAP requires the categorization of fair value measurements into three broad levels that form a hierarchy. The following describes the valuation methodologies used for our financial instrument investments categorized as level 3 in the valuation hierarchy, which require the most significant estimates and judgments to be made.

We determine the fair value of our residential whole loans after considering valuations obtained from a third-party who specializes in providing valuations of residential mortgage loans. The valuation approach applied generally depends on whether the loan is considered performing or non-performing at the date the valuation is performed. For performing loans, estimates of fair value are derived using a discounted cash flow approach, where estimates of cash flows are determined from the scheduled payments, adjusted using forecasted prepayment, default and loss given default rates. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, the estimated value of the collateral, expected costs and estimated home price appreciation. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset. Indications of loan value such as actual trades, bids, offers and generic market color may be used in determining the appropriate discount yield. Certain business purpose loans, primarily rehabilitation loans with an original loan terms of nine to thirteen months, that are performing are valued at their carrying amount given their relatively short term to maturity and expectation of full repayment. For non-performing rehabilitation loans, adjustments to the carrying value are made to record the loan at estimated fair value based on an evaluation of several factors, including the period the loan has been delinquent, the status of the project and the estimated value of the underlying collateral. The estimation of cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities.  To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions.  There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms.  We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at December 31, 2020, we had approximately 8.7 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement.  During 2020, we issued 235,635 shares of common stock through our DRSPP, raising net proceeds of approximately $1.0 million. During 2020, we did not sell any shares of common stock through our ATM Program.

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

During the year ended December 31, 2020, we repurchased 14,085,678 shares of our common stock through the stock repurchase program at an average cost of $3.61 per share and a total cost of approximately $50.8 million, net of fees and commissions paid to the sales agent of approximately $141,000. In addition, as previously discussed, during the year ended December 31, 2020 we repurchased 17,593,576, warrants for $33.7 million that were included in the stock repurchase program. At December 31, 2020, approximately $165.7 million remained outstanding for future repurchases under the repurchase program.

Financing agreements

Our borrowings under financial agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of December 31, 2020, we had $1.3 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $2.7 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time.  The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association.  In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement.  Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance.

With respect to margin maintenance requirements for agreements secured by harder to value assets, such as residential whole loans, Non-Agency MBS and MSR-related assets, margin calls are typically determined by our counterparties based on their assessment of changes in the fair value of the underlying collateral and in accordance with the agreed upon haircuts specified in the transaction confirmation with the counterparty.  We address margin call requests in accordance with the required terms specified in the applicable agreement and such requests are typically satisfied by posting additional cash or collateral on the same business day.  We review margin calls made by counterparties and assess them for reasonableness by comparing the counterparty valuation against our valuation determination.  When we believe that a margin call is unnecessary because our assessment of collateral value differs from the counterparty valuation, we typically hold discussions with the counterparty and are able to resolve the matter.  In the unlikely event that resolution cannot be reached, we will look to resolve the dispute based on the remedies available to us under the terms of the repurchase agreement, which in some instances may include the engagement of a third party to review collateral valuations.   For certain other agreements that do not include such provisions, we could resolve the matter by substituting collateral as permitted in accordance with the agreement or otherwise request the counterparty to return the collateral in exchange for cash to unwind the financing. For additional information regarding our various types of financing arrangements, including those with non mark-to-market terms and the haircuts for those agreements with mark-to-market collateral provisions, see Note 6 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.

We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements. When the value of our residential mortgage assets pledged as collateral experiences rapid decreases, margin calls under our financing arrangements could materially increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties choose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms. Further, when liquidity tightens, our counterparties to our short term arrangements with mark-to-market collateral provisions may increase their required collateral cushion (or margin) requirements on new financings, including financings that we roll with the same counterparty, thereby reducing our ability to use leverage. Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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

At December 31, 2020, we had a total of $4.1 billion of residential whole loans, residential mortgage securities and MSR-related assets and $7.2 million of restricted cash pledged to our financing counterparties. At December 31, 2020, we had access to various sources of liquidity including $814.4 million of cash and cash equivalents.  Our sources of liquidity do not include restricted cash. In addition, at December 31, 2020, we had $61.9 million of unencumbered residential whole loans. Further, we believe that we have unused capacity in certain borrowing lines, given that the amount currently borrowed is less than the maximum advance rate permitted by the facility. This unused capacity serves to act as a buffer against potential margin calls on certain pledged assets in the event that asset prices do not decline by more than a specified amount.

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
December 31, 2020	$2,833,649	$2,497,290	$2,823,306	$1,202,292	$1,514,509	$1,514,509
September 30, 2020	3,511,453	3,217,678	3,613,968	610,120	837,683	837,683
June 30, 2020	4,736,610	3,692,845	5,024,926	538,245	516,102	541,698
March 31, 2020	9,233,808	7,768,180	9,486,555	558,007	533,733	594,458

December 31, 2019	8,781,646	9,139,821	9,139,821	590,813	570,952	594,458
September 30, 2019	8,654,350	8,571,422	8,833,159	617,689	605,712	621,071
June 30, 2019	8,621,895	8,630,642	8,639,311	645,972	627,487	649,405
March 31, 2019	8,282,621	8,509,713	8,509,713	675,678	659,184	679,269

December 31, 2018	7,672,309	7,879,087	7,879,087	699,207	684,420	702,377
September 30, 2018	6,594,050	7,278,270	7,278,270	665,572	714,203	744,521
June 30, 2018	6,189,916	5,892,228	6,319,178	432,283	518,655	523,490
March 31, 2018	6,519,390	6,558,860	6,558,860	357,819	351,278	361,002
(1)The information presented in the table above excludes $230.0 million of Convertible Senior Notes issued in June 2019 and $100.0 million of Senior Notes issued in April 2012.  The outstanding balance of both the Convertible Senior Notes and Senior Notes have been unchanged since issuance. Subsequent to the end of the third quarter of 2020, we repaid in full the outstanding principal balance of the senior secured term loan facility. Subsequent to the end of the fourth quarter of 2020, we redeemed all of our outstanding Senior Notes.

Cash Flows and Liquidity for the Year Ended December 31, 2020

Our cash, cash equivalents and restricted cash increased by $686.9 million during the year ended December 31, 2020, reflecting: $6.4 billion provided by our investing activities, $5.7 billion used in our financing activities and $38.4 million provided by our operating activities.

At December 31, 2020, our debt-to-equity multiple was 1.7 times compared to 3.0 times at December 31, 2019.  At December 31, 2020, we had borrowings under asset-backed financing agreements of $2.5 billion of which $2.3 billion were secured by residential whole loans, and $213.9 million were secured by residential mortgage securities and MSR-related assets.  In addition, at December 31, 2020, we had securitized debt of $1.5 billion in connection with our loan securitization transactions. At December 31, 2019, we had borrowings under asset-backed financing agreements of $9.1 billion, of which $4.7 billion were secured by residential whole loans, $1.6 billion were secured by Agency MBS, $1.1 billion were secured by Legacy Non-Agency MBS, $495.1 million were secured by RPL/NPL MBS, $203.6 million were secured by CRT securities, $962.5 million were secured by MSR-related assets and $57.2 million were secured by other interest-earning assets. In addition, at December 31, 2019, we had securitized debt of $571.0 million in connection with our loan securitization transactions.

During 2020, $6.4 billion was provided by our investing activities. We paid $1.5 billion for purchases of residential whole loans, loan related investments and capitalized advances, and purchased $163.7 million of Residential mortgage securities and MSR-related assets. In addition, during 2020, we received cash of $633.2 million from prepayments and scheduled amortization on our Residential mortgage securities and MSR-related assets, and we sold certain of our investment securities, MSR-related assets, and other assets for $3.8 billion, realizing net gains of $85.0 million. While we generally intend to hold our MBS and CRT securities as long-term investments, we may sell certain of our securities in order to manage our interest rate risk and liquidity needs, meet other operating objectives and adapt to market conditions.  In particular, during 2020, we sold our remaining Agency MBS and Legacy Non-Agency MBS portfolios and substantially reduced our investments in MSR-related assets and CRT securities. During 2020, we received $1.8 billion of principal payments on residential whole loans and loan related investments and $279.8 million of proceeds on sales of REO.

In connection with our repurchase agreement financing and Swaps (if any), we routinely receive margin calls/reverse margin calls from our counterparties and make margin calls to our counterparties.  Margin calls and reverse margin calls, which requirements vary over time, may occur daily between us and any of our counterparties when the value of collateral pledged changes from the amount contractually required.  The value of securities pledged as collateral fluctuates reflecting changes in:  (i) the face (or par) value of our assets; (ii) market interest rates and/or other market conditions; and (iii) the market value of our Swaps.  Margin calls/reverse margin calls are satisfied when we pledge/receive additional collateral in the form of additional assets and/or cash.

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
December 31, 2020	$—	$2,004	$2,004	$—	$(2,004)
September 30, 2020	—	2,526	2,526	2,199	(327)
June 30, 2020	—	108,999	108,999	322,682	213,683
March 31, 2020	30,187	213,392	243,579	67,343	(176,236)

(1)Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios.  We were in compliance with all financial covenants through December 31, 2020.

During 2020, we paid $113.5 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $29.8 million on our preferred stock.  On December 17, 2020, we declared our fourth quarter 2020 dividend on our common stock of $0.075 per share; on January 29, 2021, we paid this dividend, which totaled approximately $34.0 million, including dividend equivalents of approximately $137,000.

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

The interest rates for the vast majority of our investments, financings and hedging transactions are either explicitly or indirectly based on LIBOR. At present, it is not possible to predict the effect of such change, including the establishment of potential alternative reference rates, on the economy or markets we are active in either currently or in the future, or on any of our assets or liabilities whose interest rates are based on LIBOR. We are in the process of evaluating the potential impact of a discontinuation of LIBOR on our portfolio, as well as the related accounting impact. However, we expect that in the near term, we will work closely with the Trustee companies and/or other entities that are involved in calculating the interest rates for our residential mortgage securities and securitized debt, our loan servicers for our hybrid and floating rate loans, and with the various counterparties to our financing and hedging transactions in order to determine what changes, if any, are required to be made to existing agreements for these transactions.

Shock Table

The information presented in the following “Shock Tables” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps (if any), over the next 12 months based on the assets in our investment portfolio at December 31, 2020 and 2019.  All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at December 31, 2020 and 2019.

December 31, 2020

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value Securitized and Other Fixed Rate Debt	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$6,858,041	$34,247	$6,892,288	$(123,596)	6.27%	(1.76)%
+ 50 Basis Point Increase	$6,943,725	$16,231	$6,959,956	$(55,928)	3.10%	(0.80)%
Actual at December 31, 2020	$7,017,668	$(1,784)	$7,015,884	$—	—	—
- 50 Basis Point Decrease	$7,079,872	$(19,800)	$7,060,072	$44,188	(3.87)%	0.63%
-100 Basis Point Decrease	$7,130,336	$(37,815)	$7,092,521	$76,637	(8.03)%	1.09%

December 31, 2019

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Swaps	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$13,336,868	$25,982	$13,362,850	$(225,169)	(3.63)%	(1.66)%
+ 50 Basis Point Increase	$13,486,554	$(792)	$13,485,762	$(102,257)	(1.51)%	(0.75)%
Actual at December 31, 2019	$13,615,584	$(27,565)	$13,588,019	$—	—	—
- 50 Basis Point Decrease	$13,723,957	$(54,339)	$13,669,618	$81,599	1.26%	0.60%
-100 Basis Point Decrease	$13,811,673	$(81,113)	$13,730,560	$142,541	2.01%	1.05%

(1)Such assets include residential whole loans and REO, MBS and CRT securities, MSR-related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes.  The base interest rate scenario assumes interest rates at December 31, 2020 and 2019.  The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile.  It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the 1933 Act and Section 21E of the 1934 Act.  Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (if any) and securitized and other fixed rate date (which are carried at fair value), should interest rates immediately change (i.e., are shocked).  The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points.  The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio.  Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing.  At December 31, 2020 and 2019, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on our Agency MBS and discount accretion on our Non-Agency MBS and in the reinvestment of principal repayments in lower yielding assets.  As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At December 31, 2020, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 1.43, which is the weighted average of 2.42 for our Residential whole loans, 0.75 for our Non-Agency investments, (2.11) for our securitized debt and other fixed rate debt, and 0.06 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.67), which is the weighted average of (0.85) for our Residential whole loans, zero for our securitized and other fixed rate debt, zero for our Non-Agency MBS, and zero for our Other assets and cash and cash equivalents. At December 31, 2019, the impact on portfolio value was an approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of Swaps and securitized debt and other fixed rate debt, of 1.36, which is the weighted average of 1.50 for our Agency MBS, 0.94 for our Non-Agency investments, 2.35 for our Residential whole loans, (1.32) for our Swaps and securitized debt and other fixed rate debt, and 0.18 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.61), which is the weighted average of (0.61) for our Agency MBS, zero for our Swaps and securitized debt and other fixed rate debt, (0.12) for our Non-Agency MBS, (0.89) for our Residential whole loans, and zero for our Other assets and cash and cash equivalents.   The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets.  When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

CREDIT RISK

We are exposed to credit risk through our credit sensitive residential mortgage investments, in particular residential whole loans and CRT securities and to a lesser extent our investments in RPL/NPL MBS and MSR-related assets. As discussed above, during 2020 we engaged in asset sales and took other actions that significantly changed our asset composition. As a result, our primary credit risk currently relates to our residential whole loans.

Our exposure to credit risk from our credit sensitive investments is discussed in more detail below:

Residential Whole Loans

We are exposed to credit risk from our investments in residential whole loans. (See Part I, Item 1A., “Risk Factors - Credit and Other Risks Related to our Investments” of this Annual Report on Form 10-K). Our investment process for non-performing and Purchased Credit Deteriorated Loans is focused on quantifying and pricing credit risk. Non-Performing and Purchased Credit Deteriorated Loans are acquired at purchase prices that are generally discounted to the contractual loan balances based on a number of factors, including the impaired credit history of the borrower and the value of the collateral securing the loan. In addition, as we generally own the mortgage-servicing rights associated with these loans, our process is also focused on selecting a sub-servicer with the appropriate expertise to mitigate losses and maximize our overall return. This involves, among other things, performing due diligence on the sub-servicer prior to their engagement as well as ongoing oversight and surveillance. To the extent that delinquencies and defaults on these loans are higher than our expectation at the time the loans were purchased, the discounted purchase price at which the asset is acquired is intended to provide a level of protection against financial loss.

Credit risk on Purchased Performing Loans is mitigated through our process to underwrite the loan before it is purchased and includes an assessment of the borrower’s financial condition and ability to repay the loan, nature of the collateral and relatively low LTV, including after-repair LTV for the majority of our Rehabilitation loans.

The following table presents certain information about our Residential whole loans, at carrying value at December 31, 2020:

	Purchased Performing Loans		Purchased Credit Deteriorated Loans
	Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	Total
Amortized cost	$3,399,481	$122,143	$432,695	$241,013	$4,195,332
Unpaid principal balance (UPB)	$3,344,402	$122,697	$479,677	$302,642	$4,249,418
Weighted average coupon (1)	6.0%	6.4%	4.4%	4.5%	5.8%
Weighted average term to maturity (months)	279	335	270	313	282
Weighted average LTV (2)	62.8%	87.5%	56.6%	107.1%	65.9%
Loans 90+ days delinquent (UPB)	$301,226	$8,857	$71,913	$73,115	$455,111
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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $189.9 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at December 31, 2020:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	35.1%
Florida	13.4%
New York	7.9%
New Jersey	5.4%
Texas	3.1%

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

LIQUIDITY RISK

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings.  This risk was particularly pronounced during the first quarter of 2020, as conditions created by the COVID-19 pandemic resulted in us receiving an unusually high number of margin calls, negatively impacting our overall liquidity and ultimately leading us to enter into the forbearance agreements. During the period that our lenders granted us forbearance, we renegotiated several of our repurchase financing facilities and entered into new financing agreements that either did not have mark-to-market collateral maintenance provisions or included collateral maintenance provisions that would only require to post additional collateral in the event of very large changes in the value of the underlying collateral. In addition, subsequent to our exit from forbearance, we have increased our use of non-recourse financing in the form of loan securitization. As a result, at December 31, 2020, only 30.9% of our financing agreements are shorter term repurchase agreements that contain mark-to-mark collateral provisions.

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

At December 31, 2020, we had access to various sources of liquidity including $814.4 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at December 31, 2020 we had $61.9 million of unencumbered residential whole loans. Further, we believe that we have unused capacity in certain borrowing lines, given that the amount currently borrowed is less than the maximum advance rate permitted by the facility. This unused capacity serves to act as a buffer against potential margin calls on certain pledged assets in the events that asset prices do not decline by more than a specified amount.

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
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MFA Financial, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and Schedule IV – Mortgage Loans on Real Estate (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission”, and our report dated February 23, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.
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
Assessment of the allowance for credit losses on residential whole loans held at carrying value
As discussed in Notes 2 and 3 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments — Credit Losses (ASC Topic 326), as of January 1, 2020, and the Company’s total allowance for credit losses on residential whole loans held at carrying value as of December 31, 2020 was $86.8 million (the December 31, 2020 ACL). The Company estimated the December 31, 2020 ACL using a current expected credit losses methodology for each of its loan portfolio segments which is based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances, specific to the Company’s loan portfolio segments grouped by shared risk characteristics which include Non-Qualified Mortgages (non-QM loans), Rehabilitation loans, Single-Family Rental loans, Seasoned Performing loans, and Purchased Credit Deteriorated loans. These expected credit losses are generally calculated based on the estimated probability of default and loss severity of loans in the portfolio, which involves projecting each loan’s expected cash flows based on their contractual terms, expected prepayments, and estimated default and loss severity rates. These results were not discounted. The default and loss severity rates were estimated based on the following steps: (i) obtaining historical experience through an entire economic cycle for each loan type or, to the extent the sufficient historical loss experience for a given loan type was not available, publicly available data derived from the historical loss experience of certain banks deemed generally representative of the portfolio, (ii) obtaining historical economic data (U.S. unemployment rates and home price appreciation) over the same period, and (iii) estimating default and loss severity rates during three distinct future periods based on historical default and loss severity rates during periods when economic conditions similar to those forecasted were experienced. The default and severity rates were applied to the estimated amount of loans outstanding during each future period, based on contractual terms and expected prepayments. Expected prepayments are estimated based on historical experience and current and expected future economic conditions, including market interest rates. The three future periods included: (i) a one-year forecast of economic conditions based on U.S. unemployment rates and home price appreciation, followed by (ii) a two-year reversion period during which economic conditions (U.S. unemployment rates and home price appreciation) are projected to revert to historical averages on a straight line basis, followed by (iii) the remaining life of each loan, during which period economic conditions (U.S. unemployment rates and home price appreciation) are projected to equal historical averages. The Company forecasts future economic conditions based on forecasts provided by an external preparer of economic forecasts, as well as its own knowledge of the market and its portfolio. The Company generally considers multiple scenarios and selects the one that it believes results in the most reasonable estimate of expected losses. The Company may apply qualitative adjustments to these expected loss estimates, which are determined based on a variety of factors, including differences between the Company’s loan portfolio and the loan portfolios represented by available proxy data, and differences between current (and expected future) market conditions in comparison to market conditions that occurred in historical periods.
We identified the assessment of the December 31, 2020 ACL associated with the Company’s non-QM loans, Rehabilitation loans, and Purchased Credit Deteriorated loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the December 31, 2020 ACL for these loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the December 31, 2020 ACL methodology, including the methods and models used to estimate the expected prepayments and default and loss severity rates and their significant assumptions. Such significant assumptions included the economic forecast scenario and macroeconomic assumptions, the reasonable and supportable forecast periods, the composition of the publicly available data derived from the historical loss experience of certain banks, and the historical experience period. The assessment also included the evaluation of the qualitative factors and their significant assumptions. Such significant assumptions were sensitive to variation, such that minor changes in the assumption can cause significant changes in the estimates. The assessment also included an evaluation of the conceptual soundness and performance of the prepayment, default and loss severity models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the December 31, 2020 ACL estimate, including controls over the:
•development of the ACL methodology
•development of the prepayment, default and loss severity models
•identification and determination of the significant assumptions used in the prepayment, default and loss severity models
•development of the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors
•analysis of the ACL results, trends, and ratios.
We evaluated the Company’s process to develop the December 31, 2020 ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s ACL methodology for compliance with U.S. generally accepted accounting principles

•evaluating judgments made by the Company relative to the development and performance testing of the prepayment, default and loss severity models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the prepayment, default and loss severity models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the methodology used to develop the economic forecast scenarios and underlying macroeconomic assumptions by comparing it to the Company’s business environment and relevant industry practices
•evaluating the economic forecast scenario selected through comparison to publicly available forecasts
•evaluating the length of the historical experience period and reasonable and supportable forecast periods by comparing them to specific portfolio risk characteristics and trends
•assessing the composition of the publicly available data derived from the historical loss experience of certain banks by comparing to specific portfolio risk characteristics
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.
We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2020 ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.
Assessment of the valuation of residential whole loans, at fair value
As discussed in Notes 2, 3 and 14 to the consolidated financial statements, the Company records certain residential whole loans at fair value on its consolidated balance sheet as a result of a fair value election made at the time of acquisition. As of December 31, 2020, the recorded balance of the Company’s residential whole loans, at fair value was $1.2 billion. The Company determines the fair value of its residential whole loans held at fair value after considering valuations obtained from a third-party that specializes in providing valuations on residential mortgage loans. The valuation approach depends on whether the loan is considered performing or non-performing at the valuation date. For performing loans, estimates of fair value are derived using a discounted cash flow approach, where estimates of cash flows are determined from the scheduled payments, adjusted using third party derived assumptions for forecasted prepayment, default and loss given default rates. For non-performing loans, asset liquidation cash flows are derived based on third party derived assumptions, including the property’s appraised value, estimated time to liquidate the loan, expected liquidation costs, and home price index. Estimated cash flows for both performing and non-performing loans are discounted using yields to arrive at an exit price for the asset.
We identified the assessment of the valuation of residential whole loans, at fair value as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, was involved in determining the estimate assumptions, including the forecasted prepayment, default and loss given default rates, property appraised value, estimated time to liquidate the loan, expected liquidation costs, and home price index, which are not readily observable in the market and subject to significant measurement uncertainty. The evaluation of the assumptions to determine the valuation of residential whole loans, at fair value, required subjective and complex auditor judgement as the assumptions used were sensitive to variation, such that minor changes in home prices and/or credit quality of the borrower can cause significant changes in the estimate.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of residential whole loans, at fair value. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s internal controls specific to the (1) assessment of whether the third-party aforementioned derived assumptions used to determine the fair value reflect those which a market participant would use to determine an exit price in the current market environment and (2) assessment of the third-party developed valuation techniques and models.
We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating the methodology and assumptions used to determine the property appraised value used by the Company for a sample of residential whole loans at fair value
•evaluating that the methodology used by the Company in determining the property appraised value is in accordance with U.S. GAAP
•developing a fair value estimate for a sample of residential whole loans at fair value using the evaluated property appraised value, estimated time to liquidate the loan, expected liquidation costs, and home price index assumptions used by the Company and publicly available external market data collectively with independently developed valuation models and/or inputs and comparing the results of our estimate of fair value to the Company’s fair value estimate.
/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

New York, New York
February 23, 2021

MFA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	December 31, 2020	December 31, 2019
Assets:
Residential whole loans:
Residential whole loans, at carrying value ($2,704,646 and $4,847,782 pledged as collateral, respectively) (1)	$4,195,332	$6,069,370
Residential whole loans, at fair value ($827,001 and $794,684 pledged as collateral, respectively) (1)	1,216,902	1,381,583
Allowance for credit losses on residential whole loans held at carrying value	(86,833)	(3,025)
Total residential whole loans, net	5,325,401	7,447,928
Residential mortgage securities, at fair value ($161,000 and $3,966,591 pledged as collateral, respectively)	161,000	3,983,519
Mortgage servicing rights (“MSR”) related assets ($238,999 and $1,217,002 pledged as collateral, respectively)	238,999	1,217,002
Cash and cash equivalents	814,354	70,629
Restricted cash	7,165	64,035
Other assets	385,381	785,057
Total Assets	$6,932,300	$13,568,170

Liabilities:
Financing agreements ($3,366,772 and $0 held at fair value, respectively)	$4,336,976	$10,031,606
Other liabilities	70,522	152,612
Total Liabilities	$4,407,498	$10,184,218

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.50% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.50% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	—
Common stock, $0.01 par value; 874,300 and 886,950 shares authorized; 451,714 and 452,369 shares issued and outstanding, respectively	4,517	4,524
Additional paid-in capital, in excess of par	3,848,129	3,640,341
Accumulated deficit	(1,405,327)	(631,040)
Accumulated other comprehensive income	77,293	370,047
Total Stockholders’ Equity	$2,524,802	$3,383,952
Total Liabilities and Stockholders’ Equity	$6,932,300	$13,568,170

(1)Includes approximately $1.4 billion and $186.4 million of Residential whole loans, at carrying value and $382.3 million and $567.4 million of Residential whole loans, at fair value transferred to consolidated variable interest entities (“VIEs”) at December 31, 2020 and 2019, respectively. Such assets can be used only to settle the obligations of each respective VIE.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2020	2019	2018
Interest Income:
Residential whole loans held at carrying value	$258,764	$243,980	$100,921
Residential mortgage securities	54,137	274,554	322,475
MSR-related assets	35,957	52,647	28,420
Other interest-earning assets	9,850	7,152	923
Cash and cash equivalent investments	676	3,393	2,936
Interest Income	$359,384	$581,726	$455,675

Interest Expense:
Asset-backed and other collateralized financing arrangements	$242,039	$315,344	$224,143
Other interest expense	26,719	17,012	8,043
Interest Expense	$268,758	$332,356	$232,186

Net Interest Income	$90,626	$249,370	$223,489

Provision for credit and valuation losses on residential whole loans and other financial instruments	$(22,381)	$(2,569)	$(773)
Net Interest Income after Provision for Credit and Valuation Losses	$68,245	$246,801	$222,716

Other Income, net:
Impairment and other losses on securities available-for-sale and other assets	$(425,082)	$(180)	$(1,259)
Net realized (loss)/gain on sales of residential mortgage securities and residential whole loans	(188,847)	62,002	61,307
Net unrealized (loss)/gain on residential mortgage securities measured at fair value through earnings	(10,486)	7,080	(36,815)
Net gain on residential whole loans measured at fair value through earnings	94,213	158,330	137,619
Loss on terminated swaps previously designated as hedges for accounting purposes	(57,034)	—	—
Other, net	(18,885)	(1,375)	(2,877)
Other (Loss)/Income, net	$(606,121)	$225,857	$157,975

Operating and Other Expense:
Compensation and benefits	$31,042	$32,235	$28,423
Other general and administrative expense	25,666	20,413	17,653
Loan servicing, financing and other related costs	40,372	41,893	32,814
Costs associated with restructuring/forbearance agreement	44,434	—	—
Operating and Other Expense	$141,514	$94,541	$78,890

Net Income/(Loss)	$(679,390)	$378,117	$301,801
Less Preferred Stock Dividend Requirement	$29,796	$15,000	$15,000
Net Income/(Loss) Available to Common Stock and Participating Securities	$(709,186)	$363,117	$286,801

Basic Earnings/(Loss) per Common Share	$(1.57)	$0.80	$0.68
Diluted Earnings/(Loss) per Common Share	$(1.57)	$0.79	$0.68

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
(In Thousands)	2020	2019	2018
Net (loss)/income	$(679,390)	$378,117	$301,801
Other Comprehensive Income/(Loss):
Unrealized gains on securities available-for-sale	420,281	20,335	(150,642)
Reclassification adjustment for MBS sales included in net income	(389,127)	(44,600)	(51,580)
Reclassification adjustment for impairments included in net income	(344,269)	(180)	(1,259)
Derivative hedging instrument fair value changes, net	(50,127)	(23,342)	14,545
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	(2,314)	—	—
Reclassification adjustment for losses/(gains) related to hedging instruments included in net income	72,802	(2,454)	—
Other Comprehensive Loss	(292,754)	(50,241)	(188,936)
Comprehensive (loss)/ income before preferred stock dividends	$(972,144)	$327,876	$112,865
Dividends required on preferred stock	(29,796)	(15,000)	(15,000)
Comprehensive (Loss)/Income Available to Common Stock and Participating Securities	$(1,001,940)	$312,876	$97,865

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
			For the Year Ended December 31, 2020
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.5% Series C Fixed-to-Floating Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	8,000	$80	452,369	$4,524	$3,640,341	$(631,040)	$370,047	$3,383,952
Cumulative effect adjustment on adoption of new accounting standard ASU 2016-13	—	—	—	—	—	—	—	(8,326)	—	(8,326)
Net loss	—	—	—	—	—	—	—	(679,390)	—	(679,390)
Issuance of Series C Preferred Stock, net of expenses	11,000	110	—	—	—	—	265,942	—	—	266,052
Issuance of common stock, net of expenses	—	—	—	—	13,792	138	7,315	—	—	7,453
Repurchase of shares of common stock, net of expenses (1)	—	—	—	—	(14,447)	(145)	(53,432)	—	—	(53,577)
Equity based compensation expense	—	—	—	—	—	—	6,715	—	—	6,715
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	856	—	—	856
Dividends declared on common stock ($0.125 per share)	—	—	—	—	—	—	—	(56,546)	—	(56,546)
Dividends declared on Series B Preferred stock ($1.875 per share)	—	—	—	—	—	—	—	(15,000)	—	(15,000)
Dividends declared on Series C Preferred stock ($1.345 per share)	—	—	—	—	—	—	—	(14,796)	—	(14,796)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(229)	—	(229)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	—	—	(313,115)	(313,115)
Derivative hedging instrument fair value changes and amortization, net	—	—	—	—	—	—	—	—	22,675	22,675
Warrants issued and repurchased, net	—	—	—	—	—	—	(19,608)	—	—	(19,608)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	(2,314)	(2,314)
Balance at December 31, 2020	11,000	$110	8,000	$80	451,714	$4,517	$3,848,129	$(1,405,327)	$77,293	$2,524,802

	For the Year Ended December 31, 2019
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	8,000	$80	449,787	$4,498	$3,623,275	$(632,040)	$420,288	$3,416,101
Net income	—	—	—	—	—	378,117	—	378,117
Issuance of common stock, net of expenses	—	—	3,145	26	12,299	—	—	12,325
Repurchase of shares of common stock (1)	—	—	(563)	—	(4,118)	—	—	(4,118)
Equity based compensation expense	—	—	—	—	9,230	—	—	9,230
Accrued dividends attributable to stock-based awards	—	—	—	—	(345)	—	—	(345)
Dividends declared on common stock ($0.80 per share)	—	—	—	—	—	(361,033)	—	(361,033)
Dividends declared on preferred stock ($1.875 per share)	—	—	—	—	—	(15,000)	—	(15,000)
Dividends attributable to dividend equivalents	—	—	—	—	—	(1,084)	—	(1,084)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	(24,445)	(24,445)
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	(25,796)	(25,796)
Balance at December 31, 2019	8,000	$80	452,369	$4,524	$3,640,341	$(631,040)	$370,047	$3,383,952

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	For the Year Ended December 31, 2018
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2017	8,000	$80	397,831	$3,978	$3,227,304	$(578,950)	$609,224	$3,261,636
Cumulative effect adjustment on adoption of new accounting standard for revenue recognition	—	—	—	—	—	295	—	295
Net income	—	—	—	—	—	301,801	—	301,801
Issuance of common stock, net of expenses	—	—	52,420	520	391,625	—	—	392,145
Repurchase of shares of common stock (1)	—	—	(464)	—	(3,392)	—	—	(3,392)
Equity based compensation expense	—	—	—	—	7,999	—	—	7,999
Accrued dividends attributable to stock-based awards	—	—	—	—	(261)	—	—	(261)
Dividends declared on common stock ($0.80 per share)	—	—	—	—	—	(339,244)	—	(339,244)
Dividends declared on preferred stock ($1.875 per share)	—	—	—	—	—	(15,000)	—	(15,000)
Dividends attributable to dividend equivalents	—	—	—	—	—	(942)	—	(942)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	(203,481)	(203,481)
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	14,545	14,545
Balance at December 31, 2018	8,000	$80	449,787	$4,498	$3,623,275	$(632,040)	$420,288	$3,416,101

(1) For the year ended December 31, 2020, includes approximately $2.7 million (360,534 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2019, includes approximately $4.1 million (562,815 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2018, includes approximately $3.4 million (464,429 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the Year Ended December 31,
(In Thousands)	2020	2019	2018
Cash Flows From Operating Activities:
Net (loss)/income	$(679,390)	$378,117	$301,801
Adjustments to reconcile net income to net cash provided by operating activities:
Losses/(gains) on residential whole loans and real estate owned, net	243,933	(79,948)	(70,579)
Gains on residential mortgage securities and MSR related assets, net	(74,515)	(69,082)	(24,492)
Impairment and other losses on securities available-for-sale and other assets	425,082	180	1,259
Loss on terminated swaps previously designed as hedges for accounting purposes	57,034	—	—
Accretion of purchase discounts on residential mortgage securities, residential whole loans and MSR-related assets	(35,103)	(70,383)	(82,904)
Amortization of purchase premiums on residential mortgage securities and residential whole loans, and amortization of terminated hedging instruments	46,052	45,216	29,270
Provision for credit and valuation losses on residential whole loans and other financial instruments	22,121	2,569	773
Net valuation and other non-cash losses included in net income	44,055	24,815	19,208
Decrease/(increase) in other assets	39,930	(34,262)	(26,487)
(Decrease)/increase in other liabilities	(50,803)	18,553	32
Net cash provided by operating activities	$38,396	$215,775	$147,881

Cash Flows From Investing Activities:
Purchases of residential whole loans, loan related investments and capitalized advances	$(1,477,320)	$(4,591,422)	$(3,055,434)
Proceeds from sales of residential whole loans, and residential whole loan repurchases	1,510,902	(6,769)	(3,405)
Principal payments on residential whole loans and loan related investments	1,825,606	1,378,529	531,909
Purchases of residential mortgage securities and MSR-related assets	(163,748)	(1,008,215)	(2,604,234)
Proceeds from sales of residential mortgage securities, MSR-related assets, and other assets	3,790,148	908,697	538,668
Principal payments on residential mortgage securities and MSR-related assets	633,194	2,098,416	2,327,817
Purchases of real estate owned and capital improvements	(10,198)	(20,110)	(13,367)
Proceeds from sales of real estate owned	279,786	108,012	121,304
Additions to leasehold improvements, furniture and fixtures	(4,862)	(1,879)	(1,133)
Net cash provided by/(used in) investing activities	$6,383,508	$(1,134,741)	$(2,157,875)

Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(21,810,920)	$(67,463,756)	$(67,063,283)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	14,008,042	68,724,021	68,327,462
Principal payments on other collateralized financing agreements	(1,733,345)	(114,386)	(97,969)
Proceeds from borrowings under other collateralized financing agreements	3,803,150	—	419,970
Payment made for other collateralized financing agreement related costs	(1,699)	—	(2,497)
Proceeds from issuance of convertible senior notes	—	223,311	—
Payments made for settlements and unwinds of Swaps	(60,022)	(40,029)	(61,502)
Proceeds from settlements on Swaps	—	—	65,393
Proceeds from issuance of series C preferred stock	275,000	—	—
Payments made for costs related to series C preferred stock issuance	(8,948)	—	—
Proceeds from issuances of common stock	7,441	12,325	392,474
Payments made for costs related to common stock issuances	—	—	(329)
Payments made for the repurchase of common stock through the share repurchase program	(50,835)	—	—
Proceeds from the issuance of warrants	14,041	—	—
Payments made for the repurchase of warrants	(33,650)	—	—
Dividends paid on preferred stock	(29,796)	(15,000)	(15,000)
Dividends paid on common stock and dividend equivalents	(113,508)	(361,565)	(329,759)
Net cash (used in)/provided by financing activities	$(5,735,049)	$964,921	$1,634,960
Net increase/(decrease) in cash, cash equivalents and restricted cash	$686,855	$45,955	$(375,034)
Cash, cash equivalents and restricted cash at beginning of period	$134,664	$88,709	$463,743
Cash, cash equivalents and restricted cash at end of period	$821,519	$134,664	$88,709

Supplemental Disclosure of Cash Flow Information

Interest Paid	$254,270	$330,398	$232,657

Non-cash Investing and Financing Activities:

Net decrease in securities obtained as collateral/obligation to return securities obtained as collateral	—	—	(505,850)
Transfer from residential whole loans to real estate owned	96,766	257,701	215,038
Dividends and dividend equivalents declared and unpaid	34,016	90,749	90,198
Payable for unsettled residential whole loan purchases	—	—	211,129

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

(a)  Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, impairment, valuation allowances and loss allowances on residential whole loans (see Note 3), mortgage-backed securities (“MBS”) (see Note 4) and Other assets (see Note 5), valuation of MBS, CRT securities and MSR-related assets (see Notes 4 and 14), income recognition and valuation of residential whole loans (see Notes 3 and 14), valuation of derivative instruments (see Notes 5(c) and 14) and income recognition on certain Non-Agency MBS (defined below) purchased at a discount (see Note 4). In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (see Note 2(n)). Actual results could differ from those estimates.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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

An allowance for credit losses is recorded at acquisition, and maintained on an ongoing basis, for all losses expected over the life of the respective loan. Any required credit loss allowance would reduce the net carrying value of the loan with a corresponding charge to earnings, and may increase or decrease over time. Significant judgments are required in determining any allowance for credit loss, including assumptions regarding the loan cash flows expected to be collected, the value of the underlying collateral and the ability of the Company to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower. Income recognition is suspended, and interest accruals are reversed against income, for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful (i.e., such loans are placed on nonaccrual status). For nonaccrual loans other than Fix and Flip loans, all payments are applied to principal under the cost recovery method. For nonaccrual Fix and Flip loans, interest income is recorded under the cash basis method as interest payments are received. Interest accruals are resumed when the loan becomes contractually current and performance is demonstrated to be resumed. A loan is written off when it is no longer realizable and/or it is legally discharged. Modified loans are considered “troubled debt restructurings” if the Company grants a concession to a borrower who is experiencing financial difficulty (including the interpretation of this definition set forth in OCC Bulletin 2020-35).

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

The aggregate allowance for credit losses is equal to the sum of the losses expected over the life of each respective loan. Expected losses are generally calculated based on the estimated probability of default and loss severity of loans in the portfolio, which involves projecting each loan’s expected cash flows based on their contractual terms, expected prepayments, and estimated default and loss severity rates. The results were not discounted. The default and severity rates were estimated based on the following steps: (i) obtained the Company’s historical experience through an entire economic cycle for each loan type or, to the extent the Company did not have sufficient historical loss experience for a given loan type, publicly available data derived from the historical loss experience of certain banks, which data the Company believes is generally representative of its portfolio, (ii) obtained historical economic data (U.S. unemployment rates and home price appreciation) over the same period, and (iii) estimated default and severity rates during three distinct future periods based on historical default and severity rates during periods when economic conditions similar to those forecasted were experienced. The default and severity rates were

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
applied to the estimated amount of loans outstanding during each future period, based on contractual terms and expected prepayments. Expected prepayments are estimated based on historical experience and current and expected future economic conditions, including market interest rates. The three future periods were as follows: (i) a one-year forecast of economic conditions based on U.S. unemployment rates and home price appreciation, followed by (ii) a two-year “reversion” period during which economic conditions (U.S. unemployment rates and home price appreciation) are projected to revert to historical averages on a straight line basis, followed by (iii) the remaining life of each loan, during which period economic conditions (U.S. unemployment rates and home price appreciation) are projected to equal historical averages. In addition, a liability is established (and recorded in Other Liabilities) each period using a similar methodology for committed but undrawn loan amounts. The Company forecasts future economic conditions based on forecasts provided by an external preparer of economic forecasts, as well as its own knowledge of the market and its portfolio. The Company generally considers multiple scenarios and selects the one that it believes results in the most reasonable estimate of expected losses. The Company may apply qualitative adjustments to these results as further described in Note 3. For certain loans where foreclosure has been deemed to be probable, loss estimates are based on whether the value of the underlying collateral is sufficient to recover the carrying value of the loan. This methodology has not changed from the calculation of the allowance for credit losses on January 1, 2020 pursuant to the transition to Accounting Standards Update 2016-13 as described below under “New Accounting Standards and Interpretations,” other than a change in the reversion period from one year to two years to reflect the expected ongoing impact of current conditions (see Note 3).

Purchased Credit Deteriorated Loans

The Company has elected to account for these loans as credit deteriorated as they have experienced a more-than-insignificant deterioration in credit quality since origination and were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Substantially all of these loans have previously experienced payment delinquencies and the amount owed may exceed the value of the property pledged as collateral. Consequently, these loans generally have a higher likelihood of default than newly originated mortgage loans with loan-to-value ratios (“LTVs”) of 80% or less to creditworthy borrowers. The Company believes that amounts paid to acquire these loans represent fair market value at the date of acquisition. Loans considered credit deteriorated are initially recorded at the purchase price on a net basis, after establishing an initial allowance for credit losses (their initial cost basis is equal to their purchase price plus the initial allowance for credit losses). Subsequent to acquisition, the gross recorded amount for these loans reflects the initial cost basis, plus accretion of interest income, less principal and interest cash flows received. These loans are presented on the Company’s consolidated balance sheets at carrying value, which reflects the recorded cost basis reduced by any allowance for credit losses. Interest income on such loans purchased is recorded each period based on the contractual coupon net of amortization of the difference between their cost basis and unpaid principal balance (“UPB”), subject to the Company’s nonaccrual policy.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

(c)  Residential Mortgage Securities

Prior to the quarter ended June 30, 2020, the Company had invested in residential MBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Agency MBS”), and residential MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation (“Non-Agency MBS”). The Company disposed of its investments in Agency MBS during 2020 and has substantially reduced its investments in Non-Agency MBS. In addition, the Company has investments in CRT securities that are issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. As the loans in the underlying pool are paid, the principal balance of the CRT securities is paid. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company.

Designation

MBS that the Company generally intends to hold until maturity, but that it may sell from time to time as part of the overall management of its business, are designated as “available-for-sale” (“AFS”). Such MBS are carried at their fair value with unrealized gains and losses excluded from earnings (except when an allowance for loan losses is recognized, as discussed below) and reported in Accumulated other comprehensive income/(loss) (“AOCI”), a component of Stockholders’ Equity.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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

Balance Sheet Presentation

The Company’s residential mortgage securities pledged as collateral against financing agreements and interest rate swap agreements (“Swaps”) are included on the consolidated balance sheets with the fair value of the securities pledged disclosed parenthetically.  Purchases and sales of securities are recorded on the trade date.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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

(e)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at December 31, 2020 and 2019.  At December 31, 2020 and 2019, the Company had cash and cash equivalents of $814.4 million and $70.6 million, respectively. At December 31, 2020, the Company had $752.4 million of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. As of December 31, 2019, the Company had $39.6 million worth of investments in overnight money market funds. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 7 and 14).

(f)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties in connection with certain of the Company’s Swaps and/or financing agreements that is not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreement and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap and/or financing agreements.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its financing agreements and/or Swaps of $7.2 million and $64.0 million at December 31, 2020 and 2019, respectively (see Notes 5(c), 6, 7 and 14).

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

(i)  Loan Securitization and Other Debt Issuance Costs

Loan securitization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with various financing transactions completed by the Company.  These costs may include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges (unless the debt is recorded at fair value, as discussed below), are included on the Company’s consolidated balance sheets as a direct deduction from the corresponding debt liability. These deferred charges are amortized as an adjustment to interest expense using the effective interest method. For certain financing agreements, such costs are amortized over the shorter of the period to the expected or stated legal maturity of the debt instruments. The Company periodically reviews the recoverability of these deferred costs and, in the event an impairment charge is required, such amount will be included in Operating and Other Expense on the Company’s consolidated statements of operations.

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

The Company has made annual grants of restricted stock units (“RSUs”) certain of which cliff vest after a three-year period, subject only to continued employment, and others of which cliff vest after a three-year period, subject to both continued employment and the achievement of certain performance criteria based on a formula tied to the Company’s achievement of average total shareholder return during that three-year period, as well as the total shareholder return (“TSR”) of the Company relative to the TSR of a group of peer companies (over the three-year period) selected by the Compensation Committee of the

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Company’s Board of Directors (the “Compensation Committee”) at the date of grant. The features in these awards related to the attainment of total shareholder return over a specified period constitute a “market condition”, which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which is recognized as compensation expense over the relevant vesting period.  The amount of compensation expense recognized is not dependent on whether the market condition was or will be achieved.

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
DECEMBER 31, 2020
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

In addition, the Company has elected to treat certain of its subsidiaries as TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Since a portion of the Company’s business is conducted through one or more TRS, the net taxable income earned by its domestic TRS, if any, is subject to corporate income taxation. To maintain the Company’s REIT election, no more than 20% of the value of the Company’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U. S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No net deferred tax benefit was recorded by the Company in 2020 or 2019, related to the net taxable losses in the TRS, since a valuation allowance for the full amount of the associated deferred tax asset of approximately $74.1 million was recognized as its recovery is not considered more likely than not. The related net operating loss carryforwards generated prior to 2018 will begin to expire in 2034; those generated in 2020, 2019, and 2018 can be carried back to each of the five taxable years preceding the taxable year of such loss and thereafter can be carried forward and do not expire.

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of December 31, 2020, 2019 or 2018. As of the date of this filing, the Company’s tax returns for tax years 2017 through 2019 are open to examination.

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
DECEMBER 31, 2020

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

In addition to the financial instruments that it is required to report at fair value, the Company has elected the fair value option for certain of its financial assets and liabilities at the time of acquisition or issuance. Subsequent changes in the fair value of these financial instruments are generally reported in Other income, net, in the Company’s consolidated statements of operations. A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable (see Notes 2(b), 2(c), 3, 4, and 14).

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
DECEMBER 31, 2020

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

(s)  New Accounting Standards and Interpretations

Accounting Standards Adopted in 2020

Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which has subsequently been amended by ASUs 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, 2018-19, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, 2020-02 Financial Instruments-Credit Losses (Topic 326)-Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date (SEC Update), and 2020-03 Codification Improvements to Financial Instruments. The amendments in ASU 2016-13 require entities to measure all expected credit losses (rather than incurred losses) for financial assets held at the reporting date, based on historical experience, current conditions and reasonable and supportable forecasts. ASU 2016-13 also requires enhanced financial statement disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an entity’s portfolio. The amendments in this ASU were required to be applied by recording a cumulative-effect adjustment to equity as of the beginning of the first reporting period in which the guidance is effective. A prospective transition approach is required for debt securities for which an other than temporary impairment had been recognized before the effective date. The Company adopted the new ASU on January 1, 2020. The impact of adoption was that the allowance for credit losses on Purchased Performing Loans increased by approximately $8.3 million. This transition adjustment was recorded as an increase in the Company’s allowance for credit losses and an adjustment to decrease retained earnings as of the adoption date. In addition, for Purchased Credit Deteriorated Loans, the carrying value of the portfolio was adjusted on transition by $62.6 million to include an estimate of the allowance for credit losses as required by the new standard. For financial statement reporting purposes, this adjusted carrying value is presented net of the estimated allowance for credit losses. Consequently, the adjustments recorded on transition for Purchased Credit Deteriorated Loans do not result in any adjustment to retained earnings as of the adoption date. The Company does not consider these transition adjustments to be material to its financial position or previously reported GAAP or economic book value.

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

Reference Rate Reform - Facilitation of the Effects of Reference Rate Reform on Financial Reporting

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which has subsequently been amended by ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this ASU provide temporary optional expedients to ease the financial reporting burden of the expected transition from the London Interbank Offered Rate (“LIBOR”) to an alternative reference rate such as the Secured

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Overnight Financing Rate (“SOFR”). The amendments in the ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in ASU 2020-04 were effective for all entities as of March 12, 2020 and will generally no longer be available to apply after December 31, 2022. The Company adopted this ASU as of the effective date and will utilize the optional expedients to the extent that they apply to the Company.

3. Residential Whole Loans

Included on the Company’s consolidated balance sheets as of December 31, 2020 and 2019 are approximately $5.3 billion and $7.4 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes.

Residential Whole Loans, at Carrying Value

The following table presents the components of the Company’s Residential whole loans, at carrying value at December 31, 2020 and 2019:

(Dollars In Thousands)	December 31, 2020	December 31, 2019
Purchased Performing Loans:
Non-QM loans	$2,357,185	$3,707,245
Rehabilitation loans	581,801	1,026,097
Single-family rental loans	446,374	460,742
Seasoned performing loans	136,264	176,569
Total Purchased Performing Loans	3,521,624	5,370,653
Purchased Credit Deteriorated Loans (1)	673,708	698,717
Total Residential whole loans, at carrying value	$4,195,332	$6,069,370
Allowance for credit losses on residential whole loans held at carrying value	(86,833)	(3,025)
Total Residential whole loans at carrying value, net	$4,108,499	$6,066,345

Number of loans	13,112	17,082

(1) The amortized cost basis of Purchased Credit Deteriorated Loans was increased by $62.6 million on January 1, 2020 in connection with the adoption of ASU 2016-13.

The following table presents the components of interest income on the Company’s Residential whole loans, at carrying value for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
(In Thousands)	2020	2019	2018
Purchased Performing Loans:
Non-QM loans	$136,527	$116,282	$31,036
Rehabilitation loans	49,484	54,419	15,975
Single-family rental loans	27,722	17,742	3,315
Seasoned performing loans	8,793	12,191	5,818
Total Purchased Performing Loans	222,526	200,634	56,144
Purchased Credit Deteriorated Loans	36,238	43,346	44,777
Total Residential whole loans, at carrying value	$258,764	$243,980	$100,921

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
The following table presents additional information regarding the Company’s Residential whole loans, at carrying value at December 31, 2020:

December 31, 2020

	Carrying Value	Amortized Cost Basis	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by Amortized Cost Basis
									Past Due Days
(Dollars In Thousands)								Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans (4)	$2,336,117	$2,357,185	$2,294,086	5.84%	351	64%	712	$2,099,134	$73,163	$36,501	$148,387
Rehabilitation loans (4)	563,430	581,801	581,801	7.29	3	63	719	390,706	29,315	25,433	136,347
Single-family rental loans (4)	442,456	446,374	442,208	6.32	324	70	730	415,386	6,652	3,948	20,388
Seasoned performing loans (4)	136,157	136,264	149,004	3.30	171	40	723	124,877	2,186	1,170	8,031
Purchased Credit Deteriorated Loans (4)(5)	630,339	673,708	782,319	4.46	287	76	N/A	N/M	N/M	N/M	119,621
Residential whole loans, at carrying value, total or weighted average	$4,108,499	$4,195,332	$4,249,418	5.77%	282

December 31, 2019

	Carrying Value	Amortized Cost Basis	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB
									Past Due Days
(Dollars In Thousands)								Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans (4)	$3,706,857	$3,707,245	$3,592,701	5.96%	368	67%	716	$3,492,533	$59,963	$19,605	$20,600
Rehabilitation loans (4)	1,023,766	1,026,097	1,026,097	7.30	8	64	717	868,281	67,747	27,437	62,632
Single-family rental loans (4)	460,679	460,741	457,146	6.29	324	70	734	432,936	15,948	2,047	6,215
Seasoned performing loans	176,569	176,569	192,151	4.24	181	46	723	187,683	2,164	430	1,874
Purchased Credit Impaired Loans (5)	698,474	698,718	873,326	4.46	294	81	N/A	N/M	N/M	N/M	108,998
Residential whole loans, at carrying value, total or weighted average	$6,066,345	$6,069,370	$6,141,421	5.96%	288

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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $189.9 million and $269.2 million at December 31, 2020 and December 31, 2019, respectively, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68% and 69% at December 31, 2020 and December 31, 2019, respectively. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.
(3)Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.
(4)At December 31, 2020 and December 31, 2019 the difference between the Carrying Value and Amortized Cost Basis represents the related allowance for credit losses.
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

During the year-ended December 31, 2020, $1.8 billion of Non-QM loans were sold, realizing losses of $273.0 million.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential Whole Loans, at Carrying Value:

	For the Year Ended December 31, 2020
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2019	$388	$2,331	$62	$—	$244	$3,025
Transition adjustment on adoption of ASU 2016-13 (4)	6,904	517	754	19	62,361	70,555
Current provision	26,358	33,213	6,615	230	8,481	74,897
Write-offs	—	(428)	—	—	(219)	(647)
Valuation adjustment on loans held for sale	70,181	—	—	—	—	70,181
Allowance for credit and valuation losses at March 31, 2020	$103,831	$35,633	$7,431	$249	$70,867	$218,011
Current provision/(reversal)	(2,297)	(5,213)	(500)	(25)	(2,579)	(10,614)
Write-offs	—	(420)	—	—	(207)	(627)
Valuation adjustment on loans held for sale	(70,181)	—	—	—	—	(70,181)
Allowance for credit losses at June 30, 2020	$31,353	$30,000	$6,931	$224	$68,081	$136,589
Current provision/(reversal)	(4,568)	(7,140)	(1,906)	(74)	(16,374)	(30,062)
Write-offs	(32)	(227)	—	—	(22)	(281)
Allowance for credit losses at September 30, 2020	$26,753	$22,633	$5,025	$150	$51,685	$106,246
Current provision/(reversal)	(5,599)	(3,837)	(1,107)	(43)	(7,997)	(18,583)
Write-offs	(86)	(425)	—	—	(319)	(830)
Allowance for credit losses at December 31, 2020	$21,068	$18,371	$3,918	$107	$43,369	$86,833

	For the Year Ended December 31, 2019
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans	Totals
Allowance for credit losses at December 31, 2018	$—	$—	$—	$—	$968	$968
Current provision	—	500	—	—	183	683
Write-offs	—	—	—	—	—	—
Allowance for credit losses at March 31, 2019	$—	$500	$—	$—	$1,151	$1,651
Current provision	—	—	—	—	385	385
Write-offs	—	(50)	—	—	—	(50)
Allowance for credit losses at June 30, 2019	$—	$450	$—	$—	$1,536	$1,986
Current provision	—	—	—	—	347	347
Write-offs	—	(62)	—	—	—	(62)
Allowance for credit losses at September 30, 2019	$—	$388	$—	$—	$1,883	$2,271
Current provision/(reversal)	388	2,220	62	—	(1,639)	1,031
Write-offs	—	(277)	—	—	—	(277)
Allowance for credit losses at December 31, 2019	$388	$2,331	$62	$—	$244	$3,025

(1)In connection with purchased Rehabilitation loans, the Company had unfunded commitments of $60.6 million, with an allowance for credit losses of $1.2 million at December 31, 2020. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 9).
(2)Includes $161.8 million of loans that were assessed for credit losses based on a collateral dependent methodology.
(3)Includes $70.3 million of loans that were assessed for credit losses based on a collateral dependent methodology.
(4)Of the $70.6 million of reserves recorded on adoption of ASU 2016-13, $8.3 million was recorded as an adjustment to stockholders’ equity and $62.4 million was recorded as a “gross up” of the amortized cost basis of Purchased Credit Deteriorated Loans.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
The Company adopted ASU 2016-13 (“CECL”) on January 1, 2020 (see Note 2). The anticipated impact of the COVID-19 pandemic on expected economic conditions, including forecasted unemployment, home price appreciation, and prepayment rates, for the short to medium term resulted in significantly increased estimates of credit losses recorded under CECL for the first quarter of 2020 for residential whole loans held at carrying value. Since the end of the first quarter, primarily as a result of generally more stable markets and an ongoing economic recovery, the Company has made subsequent revisions to certain macro-economic assumptions, including its estimates related to future rates of unemployment, and has made adjustments to the quantitative model outputs for relevant qualitative factors. The net impact of these assumption revisions and qualitative adjustments has resulted in a reversal of a portion of the allowance for loan loss since the end of the first quarter. The qualitative adjustments, which have the effect of increasing expected loss estimates, were determined based on a variety of factors, including differences between the Company’s loan portfolio and the loan portfolios represented by available proxy data, and differences between current (and expected future) market conditions in comparison to market conditions that occurred in historical periods. Such differences include uncertainty with respect to the ongoing impact of the pandemic, the speed of vaccine deployment and time taken for a significant portion of society to be vaccinated, the extent and timing of government stimulus efforts and heightened political uncertainty. The Company’s estimates of credit losses reflect the Company’s expectation that full recovery to pre-pandemic economic conditions will take an extended period, resulting in increased delinquencies and defaults during this period compared to historical periods. Estimates of credit losses under CECL are highly sensitive to changes in assumptions and current economic conditions have increased the difficulty of accurately forecasting future conditions.

The amortized cost basis of Purchased Performing Loans on nonaccrual status as of December 31, 2020 and December 31, 2019 was $373.3 million and $99.9 million, respectively. The amortized cost basis of Purchased Credit Deteriorated Loans on nonaccrual status as of December 31, 2020 was $151.4 million. Because Purchase Credit Deteriorated Loans were previously accounted for in pools, there were no such loans on nonaccrual status as of December 31, 2019. No interest income was recognized from loans on nonaccrual status during the year ended December 31, 2020. At December 31, 2020, there were approximately $130.7 million of loans on nonaccrual status that did not have an associated allowance for credit losses, because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan.

In periods prior to the adoption of CECL, an allowance for loan losses was recorded when, based on current information and events, it was probable that the Company would be unable to collect all amounts due under the existing contractual terms of the loan agreement. Any required loan loss allowance would reduce the carrying value of the loan with a corresponding charge to earnings. Significant judgments were required in determining any allowance for loan loss, including assumptions regarding the loan cash flows expected to be collected, the value of the underlying collateral and the ability of the Company to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
The following tables present certain additional credit-related information regarding our residential whole loans:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2020	2019	2018	2017	2016	Prior	Total
Non-QM loans
LTV < 80% (1)	$429,241	$1,111,534	$621,201	$67,547	$5,597	$—	$2,235,120
LTV >= 80% (1)	59,931	29,185	24,163	8,634	152	—	122,065
Total Non-QM loans	$489,172	$1,140,719	$645,364	$76,181	$5,749	$—	$2,357,185
Year Ended December 31, 2020 Gross write-offs	$—		$117		$—	$—	$117
Year Ended December 31, 2020 Recoveries	—	—	—	—	—	—	—
Year Ended December 31, 2020 Net write-offs	$—	$—	$117	$—	$—	$—	$117

Rehabilitation loans
LTV < 80% (1)	$44,153	$448,646	$70,046	$4,203	$—	$—	$567,048
LTV >= 80% (1)	774	11,731	548	1,700	—	—	14,753
Total Rehabilitation loans	$44,927	$460,377	$70,594	$5,903	$—	$—	$581,801
Year Ended December 31, 2020 Gross write-offs	$—	$21	$1,447	$32	$—	$—	$1,500
Year Ended December 31, 2020 Recoveries	—	—	—	—	—	—	—
Year Ended December 31, 2020 Net write-offs	$—	$21	$1,447	$32	$—	$—	$1,500

Single family rental loans
LTV < 80% (1)	$34,342	$267,165	$117,523	$13,119	$—	$—	$432,149
LTV >= 80% (1)	1,394	12,619	212	—	—	—	14,225
Total Single family rental loans	$35,736	$279,784	$117,735	$13,119	$—	$—	$446,374
Year Ended December 31, 2020 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Year Ended December 31, 2020 Recoveries	—	—	—	—	—	—	—
Year Ended December 31, 2020 Net write-offs	$—	$—	$—	$—	$—	$—	$—

Seasoned performing loans
LTV < 80% (1)	$—	$—	$—	$—	$—	$130,316	$130,316
LTV >= 80% (1)	—	—	—	—	79	5,869	5,948
Total Seasoned performing loans	$—	$—	$—	$—	$79	$136,185	$136,264
Year Ended December 31, 2020 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Year Ended December 31, 2020 Recoveries	—	—	—	—	—	—	—
Year Ended December 31, 2020 Net write-offs	$—	$—	$—	$—	$—	$—	$—

Purchased credit deteriorated loans
LTV < 80% (1)	$—	$—	$—	$630	$4,872	$427,193	$432,695
LTV >= 80% (1)	—	—	—	—	1,260	239,753	241,013
Total Purchased credit deteriorated loans	$—	$—	$—	$630	$6,132	$666,946	$673,708
Year Ended December 31, 2020 Gross write-offs	$—	$—	$—	$—	$—	$768	$768
Year Ended December 31, 2020 Recoveries	—	—	—	—	—	—	—
Year Ended December 31, 2020 Net write-offs	$—	$—	$—	$—	$—	$768	$768

Total LTV < 80% (1)	$507,736	$1,827,345	$808,770	$85,499	$10,469	$557,509	$3,797,328
Total LTV >= 80% (1)	62,099	53,535	24,923	10,334	1,491	245,622	398,004
Total residential whole loans, at carrying value	$569,835	$1,880,880	$833,693	$95,833	$11,960	$803,131	$4,195,332
Total Gross write-offs	$—	$21	$1,564	$32	$—	$768	$2,385
Total Recoveries	—	—	—	—	—	—	—
Total Net write-offs	$—	$21	$1,564	$32	$—	$768	$2,385

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $189.9 million at December 31, 2020, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68% at December 31, 2020. Certain low value loans secured by vacant lots are categorized as LTV >= 80%.

The following table presents certain information regarding the LTVs of the Company’s Residential whole loans that are 90 days or more delinquent:

	December 31, 2020
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Credit Deteriorated Loans	$119,621	$145,028	86.7%
Non-QM loans	$148,387	$144,681	65.9%
Rehabilitation loans	$136,347	$136,347	65.8%
Single-family rental loans	$20,388	$20,233	72.7%
Seasoned performing loans	$8,031	$8,823	55.1%
Residential whole loans, at fair value	$571,729	$625,621	86.8%

(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
The following table presents information regarding the Company’s residential whole loans held at fair value at December 31, 2020 and 2019:

(Dollars in Thousands)	December 31, 2020	December 31, 2019
Less than 60 Days Past Due:
Outstanding principal balance	$602,292	$666,026
Aggregate fair value	$595,521	$641,616
Weighted Average LTV Ratio (1)	72.57%	76.69%
Number of loans	3,033	3,159

60 Days to 89 Days Past Due:
Outstanding principal balance	$54,180	$58,160
Aggregate fair value	$49,652	$53,485
Weighted Average LTV Ratio (1)	82.11%	79.48%
Number of loans	263	313

90 Days or More Past Due:
Outstanding principal balance	$625,621	$767,320
Aggregate fair value	$571,729	$686,482
Weighted Average LTV Ratio (1)	86.78%	89.69%
Number of loans	2,326	2,983
Total Residential whole loans, at fair value	$1,216,902	$1,381,583

(1)LTV represents the ratio of the total unpaid principal balance of the loan, to the estimated value of the collateral securing the related loan. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the components of Net gain on residential whole loans measured at fair value through earnings for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
(In Thousands)	2020	2019	2018
Coupon payments, realized gains, and other income received (1)	$72,700	$91,438	$81,602
Net unrealized gains	17,204	47,849	36,725
Net gain on transfers to REO	4,309	19,043	19,292
Total	$94,213	$158,330	$137,619

(1)Primarily includes gains on liquidation of non-performing loans, including the recovery of delinquent interest payments, recurring coupon interest payments received on mortgage loans that are contractually current, and cash payments received from private mortgage insurance on liquidated loans.

During the year ended December 31, 2020, loans at fair value with an aggregate unpaid principal balance of $24.1 million were sold, realizing net losses of $0.8 million.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

4.                   Residential Mortgage Securities and MSR-Related Assets

Agency and Non-Agency MBS

MBS investments held during the year ended December 31, 2020 or in prior periods included Agency MBS and Non-Agency MBS which include MBS issued prior to 2008 (“Legacy Non-Agency MBS”).  These MBS are secured by:  (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”), which have interest rates that reset annually or more frequently (collectively, “ARM-MBS”); and (iii) 15 and 30 year fixed-rate mortgages for Agency MBS and, for Non-Agency MBS, 30-year and longer-term fixed-rate mortgages. In addition, the Company’s MBS are also comprised of MBS backed by securitized re-performing/non-performing loans (“RPL/NPL MBS”), where the cash flows of the bond may not reflect the contractual cash flows of the underlying collateral. The Company’s RPL/NPL MBS are generally structured with a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements (see Note 7).

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following tables present certain information about the Company’s residential mortgage securities at December 31, 2020 and 2019:

December 31, 2020

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Non-Agency MBS (2)(3)(4)	$57,847	$—	$(8,136)	$(669)	$49,042	$8,585	$(861)	$7,724	$56,766
CRT securities (5)	104,031	3,022	(70)	(20,768)	86,215	18,341	(322)	18,019	104,234
Total residential mortgage securities	$161,878	$3,022	$(8,206)	$(21,437)	$135,257	$26,926	$(1,183)	$25,743	$161,000

December 31, 2019

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost (6)	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS: (7)
Fannie Mae	$1,119,708	$43,249	$(22)	$—	$1,162,935	$9,799	$(14,741)	$(4,942)	$1,157,993
Freddie Mac	480,879	19,468	—	—	500,961	5,475	(3,968)	1,507	502,468
Ginnie Mae	3,996	73	—	—	4,069	52	—	52	4,121
Total Agency MBS	1,604,583	62,790	(22)	—	1,667,965	15,326	(18,709)	(3,383)	1,664,582
Non-Agency MBS:
Expected to Recover Par (2)(3)	722,477	—	(16,661)	—	705,816	19,861	(9)	19,852	725,668
Expected to Recover Less than Par (2)	1,472,826	—	(73,956)	(436,598)	962,272	375,598	(9)	375,589	1,337,861
Total Non-Agency MBS (4)	2,195,303	—	(90,617)	(436,598)	1,668,088	395,459	(18)	395,441	2,063,529
Total MBS	3,799,886	62,790	(90,639)	(436,598)	3,336,053	410,785	(18,727)	392,058	3,728,111
CRT securities (5)	244,932	4,318	(55)	—	249,195	6,304	(91)	6,213	255,408
Total residential mortgage securities	$4,044,818	$67,108	$(90,694)	$(436,598)	$3,585,248	$417,089	$(18,818)	$398,271	$3,983,519

(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Includes RPL/NPL MBS, which at December 31, 2020 had a $55.0 million Principal/Current face, $46.9 million amortized cost and $53.9 million fair value. At December 31, 2019, RPL/NPL MBS had a $632.3 million Principal/Current face, $631.8 million amortized cost and $635.0 million fair value.
(4)At December 31, 2020 and 2019, the Company expected to recover approximately 99% and 80% of the then-current face amount of Non-Agency MBS, respectively.
(5)Amounts disclosed at December 31, 2020 includes CRT securities with a fair value of $66.2 million for which the fair value option has been elected. Such securities had $551,000 gross unrealized gains and gross unrealized losses of approximately $322,000 at December 31, 2020. Amounts disclosed at December 31, 2019 includes CRT securities with a fair value of $255.4 million for which the fair value option had been elected. Such securities had gross unrealized gains of approximately $6.3 million and gross unrealized losses of approximately $91,000 at December 31, 2019.
(6)Includes principal payments receivable of $614,000 at December 31, 2019, which is not included in the Principal/Current Face.
(7)Amounts disclosed at December 31, 2019 include Agency MBS with a fair value of $280.3 million, for which the fair value option has been elected. Such securities had $4.5 million unrealized gains and no gross unrealized losses at December 31, 2019, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

Sales of Residential Mortgage Securities

The following table presents information about the Company’s sales of its residential mortgage securities for the years ended December 31, 2020, 2019 and 2018. The Company has no continuing involvement with any of the sold securities.

	For the Year Ended December 31,
	2020		2019		2018
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$1,500,875	$(19,291)	$360,634	$499	$122,027	$(6,810)
Non-Agency MBS	1,318,958	107,999	291,391	50,360	117,060	36,744
CRT Securities	243,025	(27,011)	256,671	11,143	299,878	31,373
Total	$3,062,858	$61,697	$908,696	$62,002	$538,965	$61,307

Unrealized Losses on Residential Mortgage Securities

The following table presents information about the Company’s residential mortgage securities that were in an unrealized loss position at December 31, 2020, with respect to which no allowance for credit losses has been recorded:

	Unrealized Loss Position For:
	Less than 12 Months			12 Months or more			Total
(Dollars in Thousands)	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses	Number of Securities	Fair Value	Unrealized Losses
Non-Agency MBS (1)	$41,139	$861	4	$—	$—	—	$41,139	$861
CRT securities (2)	62,252	322	8	—	—	—	62,252	322
Total residential mortgage securities	$103,391	$1,183	12	$—	$—	—	$103,391	$1,183

(1) Based on management’s current estimates of future principal cash flows expected to be received.
(2) Amounts disclosed at December 31, 2020 include CRT securities with a fair value of $62.2 million for which the fair value option has been elected. Such securities had unrealized losses of $322,000 at December 31, 2020.

Gross unrealized losses on the Company’s Non-Agency MBS were $861,000 at December 31, 2020. Based upon the most recent evaluation, the Company does not consider these unrealized losses to require an allowance for credit losses and does not believe that these unrealized losses are credit related, but are rather a reflection of current market yields and/or marketplace bid-ask spreads.  The Company has reviewed its Non-Agency MBS that are in an unrealized loss position to identify those securities that require an allowance for credit losses based on an assessment of changes in expected cash flows for such securities, which considers recent bond performance and, where possible, expected future performance of the underlying collateral.

The Company did not recognize an allowance for credit losses (or other than temporary impairment in prior year periods) through earnings related to its MBS for the years ended December 31, 2020 and 2019. However, during the three months ended March 31, 2020, the Company recognized an aggregate impairment loss related to its MBS of $63.5 million based on its intent to sell, or the likelihood it will be required to sell, certain securities at such time.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
MSR-Related Assets

(a) Term Notes Backed by MSR-Related Collateral

At December 31, 2020 and 2019, the Company had $239.0 million and $1.2 billion, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At December 31, 2020, these term notes had an amortized cost of $184.9 million, gross unrealized gains of approximately $54.0 million, a weighted average yield of 12.3% and a weighted average term to maturity of 9.2 years. During the year ended December 31, 2020, the Company sold certain term notes for $711.7 million, realizing gains of $28.7 million, respectively. During the three months ended March 31, 2020, the Company recognized an impairment loss related to its term notes of $280.8 million based on its intent to sell, or the likelihood it will be required to sell, such notes. At December 31, 2019, these term notes had an amortized cost of $1.2 billion, gross unrealized gains of $5.2 million, a weighted average yield of 4.75% and a weighted average term to maturity of 5.3 years.

(b) Corporate Loans

The Company has made or participated in loans to provide financing to entities that originate residential mortgage loans and own the related MSRs. These corporate loans are secured by MSRs, as well as certain other unencumbered assets owned by the borrower.

The Company has participated in a loan where it committed to lend $32.6 million of which no amount was drawn at December 31, 2020. The facility expires in August 2021. During the remaining commitment period, the Company receives a commitment fee between 0.25% and 1.0% based on the undrawn amount of the loan.

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential mortgage securities and MSR-related assets:

	For the Year Ended December 31,
(Dollars In Thousands)	2020	2019
Allowance for credit losses at beginning of period	$—	$—
Current provision:	—	—
Securities with no prior loss allowance	344,269	—
Securities with a prior loss allowance	—	—
Write-offs, including allowance related to securities the Company intended to sell	(344,269)	—
Allowance for credit losses at end of period	$—	$—

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the years ended December 31, 2020, 2019, and 2018:

	For the Year Ended December 31,
(In Thousands)	2020	2019	2018
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$392,722	$417,167	$620,648
Unrealized (loss)/gain on Agency MBS, net	(161)	21,844	(17,891)
Unrealized gain/(loss) on Non-Agency MBS, net	367,469	(6,682)	(131,939)
Unrealized gain/(loss) on MSR term notes, net	52,973	5,173	(812)
Reclassification adjustment for MBS sales included in net income	(389,127)	(44,600)	(51,580)
Reclassification adjustment for impairment included in net income	(344,269)	(180)	(1,259)
Change in AOCI from AFS securities	(313,115)	(24,445)	(203,481)
Balance at end of period	$79,607	$392,722	$417,167

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Interest Income on Residential Mortgage Securities and MSR-Related Assets

The following table presents the components of interest income on the Company’s residential mortgage securities and MSR-related assets for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
(In Thousands)	2020	2019	2018
Agency MBS
Coupon interest	$14,038	$82,446	$88,233
Effective yield adjustment (1)	(5,186)	(26,545)	(25,930)
Interest income	$8,852	$55,901	$62,303

Legacy Non-Agency MBS
Coupon interest	$18,263	$87,024	$109,714
Effective yield adjustment (2)(3)	10,565	59,622	69,309
Interest income	$28,828	$146,646	$179,023

RPL/NPL MBS
Coupon interest	$8,376	$53,086	$46,339
Effective yield adjustment (1)(4)	560	338	1,434
Interest income	$8,936	$53,424	$47,773

CRT securities
Coupon interest	$7,010	$20,532	$30,628
Effective yield adjustment (2)	511	(1,949)	2,748
Interest income	$7,521	$18,583	$33,376

MSR-related assets
Coupon interest	$25,970	$52,644	$27,174
Effective yield adjustment (1)(2)	9,987	3	1,246
Interest income	$35,957	$52,647	$28,420

(1)Includes amortization of premium paid net of accretion of purchase discount.  For Agency MBS, RPL/NPL MBS and the corporate loan secured by MSRs, interest income is recorded at an effective yield, which reflects net premium amortization/accretion based on actual prepayment activity.
(2)The effective yield adjustment is the difference between the net income calculated using the net yield less the current coupon yield. The net yield may be based on management’s estimates of the amount and timing of future cash flows or in the instrument’s contractual cash flows, depending on the relevant accounting standards.
(3)Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously been purchased at a discount of $14.5 million and $2.7 million during the years ended December 31, 2019 and 2018, respectively.
(4)Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously been purchased at a discount of $329,000 and $1.4 million during the years ended December 31, 2019 and 2018, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
5.    Other Assets

The following table presents the components of the Company’s Other assets at December 31, 2020 and 2019:

(In Thousands)	December 31, 2020	December 31, 2019
REO (1)	$249,699	$411,659
Capital contributions made to loan origination partners	47,148	147,992
Other interest-earning assets	—	70,468
Interest receivable	38,850	70,986
Other MBS and loan related receivables	16,682	44,648
Other	33,002	39,304
Total Other Assets	$385,381	$785,057

(1)    Includes $61.8 million and $27.3 million of REO that is held-for-investment at December 31, 2020 and 2019.

(a) Real Estate Owned
At December 31, 2020, the Company had 946 REO properties with an aggregate carrying value of $249.7 million. At December 31, 2019, the Company had 1,652 REO properties with an aggregate carrying value of $411.7 million.

At December 31, 2020, $247.2 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $116.3 million of residential whole loans held at carrying value and $448.5 million of residential whole loans held at fair value at December 31, 2020.

The following table presents the activity in the Company’s REO for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31,
(Dollars In Thousands)	2020	2019
Balance at beginning of period	$411,659	$249,413
Adjustments to record at lower of cost or fair value	(12,570)	(14,884)
Transfer from residential whole loans (1)	96,766	257,701
Purchases and capital improvements, net	10,198	20,746
Disposals (2)	(256,354)	(101,317)
Balance at end of period	$249,699	$411,659

Number of properties	946	1,652

(1)Includes net gain recorded on transfer of approximately $5.1 million and $19.8 million, respectively, for the years ended December 31, 2020 and 2019.
(2)During the year ended December 31, 2020, the company sold 1,086 REO properties for consideration of $271.4 million, realizing net gains of approximately $15.1 million. During the year ended December 31, 2019, the Company sold 571 REO properties for consideration of $109.2 million, realizing net gains of approximately $7.4 million. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(b) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom it sources residential mortgage loans through both flow arrangements and bulk purchases. To date, such contributions of capital include the following investments (based on their carrying value prior to any impairments): $30.4 million of common equity and $82.1 million of preferred equity. In addition, for certain partners, options or warrants may have also been acquired that provide the Company the ability to increase the level of its investment if certain conditions are met. At the end of each reporting period, or earlier if circumstances warrant, the Company evaluates whether the nature of its interests and other involvement with the investee entity requires the Company to apply equity method accounting or consolidate the results of the investee entity with the Company’s financial results. To date, the nature of the Company’s interests and/or involvement with investee companies has not resulted in consolidation. Further, to the extent that the nature of the Company’s interests has resulted in the need for the Company to apply equity method accounting, the impact of such accounting on the Company’s results for periods subsequent to that in which the Company was determined to have significant influence over the investee company was not material for any period. As the interests acquired to date by the Company generally do not have a readily determinable fair value, the Company accounts for its non-equity method interests (including any acquired options and warrants) in loan originators initially at cost. The carrying value of these investments will be adjusted if it is determined that an impairment has occurred or if there has been a subsequent observable transaction in either the investee company’s equity securities or a similar security that provides evidence to support an adjustment to the carrying value. Following an evaluation of the anticipated impact of the COVID-19 pandemic on economic conditions for the short to medium term, the Company recorded impairment charges of $65.3 million on investments in certain loan origination partners during the year ended December 31, 2020, which was included in “Impairment and other losses on securities available-for-sale and other assets” on the consolidated statements of operations. At December 31, 2020, approximately $738.4 million of the Company’s Residential whole loans, at carrying value were serviced by entities in which the Company has an investment.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(c) Derivative Instruments

The Company’s derivative instruments have been generally comprised of Swaps, the majority of which were designated as cash flow hedges against the interest rate risk associated with certain borrowings. In addition, in connection with managing risks associated with purchases of longer duration Agency MBS, the Company has also entered into Swaps that are not designated as hedges for accounting purposes.

In response to the turmoil in the financial markets resulting from the COVID-19 pandemic experienced during the three months ended March 31, 2020, the Company unwound all of its approximately $4.1 billion of Swap hedging transactions late in the first quarter in order to recover previously posted margin. Gains or losses associated with these Swap hedging transactions are required to be transferred from AOCI to earnings over the original term of the Swap, if the underlying hedged item or transactions are assessed as probable of occurring. After the closing of several new financing transactions late in the quarter ended June 30, 2020, the Company evaluated its anticipated future financing requirements. The Company concluded that it was no longer probable that certain previously used financing strategies, including those that primarily utilized repurchase agreements with funding costs that reset on a monthly basis, would be used by the Company on an ongoing basis, as this financing strategy had been essentially replaced by the new financing transactions. Consequently, during the year ended December 31, 2020, the Company concluded that it was appropriate to transfer from AOCI to earnings approximately $57.0 million of losses on Swaps that had previously been designated as hedges for accounting purposes, because the hedged transactions were no longer considered probable to occur. This amount is included in Other income, net on the Company’s consolidated statements of operations. At December 31, 2020, there are no remaining losses included in AOCI on Swaps previously designated as hedges for accounting purposes.

The following table presents the fair value of the Company’s derivative instruments at December 31, 2020 and 2019:

		December 31,
		2020		2019
Derivative Instrument (1)	Designation	Notional Amount	Fair Value	Notional Amount	Fair Value
(In Thousands)
Swaps	Hedging	$—	$—	$2,942,000	$—
Swaps	Non-Hedging	$—	$—	$230,000	$—

(1) Represents Swaps executed bilaterally with a counterparty in the over-the-counter market but then novated to a central clearing house, whereby the central clearing house becomes the counterparty to both of the original counterparties.

Swaps

The following table presents the assets pledged as collateral against the Company’s Swap contracts at December 31, 2020 and 2019:

	December 31,
(In Thousands)	2020	2019
Agency MBS, at fair value	$—	$2,241
Restricted cash	—	16,777
Total assets pledged against Swaps	$—	$19,018

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
The following table presents information about the Company’s Swaps at December 31, 2020 and 2019:

	December 31, 2020			December 31, 2019
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Over 3 months to 6 months	—	—	—	200,000	2.05	1.70
Over 6 months to 12 months	—	—	—	1,430,000	2.30	1.77
Over 12 months to 24 months	—	—	—	1,300,000	2.11	1.86
Over 24 months to 36 months	—	—	—	20,000	1.38	1.90
Over 36 months to 48 months	—	—	—	222,000	2.88	1.84
Total Swaps	$—	—%	—%	$3,172,000	2.24%	1.81%

(1)  Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)  Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts monthly or quarterly based on one-month or three-month LIBOR, respectively.

The following table presents the net impact of the Company’s derivative hedging instruments on its net interest expense and the weighted average interest rate paid and received for such Swaps for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
(Dollars in Thousands)	2020	2019	2018
Interest expense attributable to Swaps	$(3,359)	$927	$3,780
Weighted average Swap rate paid	2.06%	2.28%	2.12%
Weighted average Swap rate received	1.63%	2.24%	1.96%

During the year ended December 31, 2020, the Company recorded net losses on Swaps not designated in hedging relationships of approximately $4.3 million, which included $9.4 million of losses realized on the unwind of certain Swaps. During the year ended December 31, 2019, the Company recorded net losses on Swaps not designated in hedging relationships of $16.5 million, which included $17.7 million of losses realized on the unwind of certain Swaps. During the year ended December 31, 2018, the Company recorded net losses on Swaps not designated in hedging relationships of $9.6 million. These amounts are included in Other income, net on the Company’s consolidated statements of operations.

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
(In Thousands)	2020	2019	2018
AOCI from derivative hedging instruments:
Balance at beginning of period	$(22,675)	$3,121	$(11,424)
Net (loss)/gain on Swaps	(50,127)	(23,342)	14,545
Reclassification adjustment for losses/gains related to hedging instruments included in net income	72,802	(2,454)	—
Balance at end of period	$—	$(22,675)	$3,121

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
6.      Financing Agreements

The following tables present the components of the Company’s Financing agreements at December 31, 2020 and December 31, 2019:

	December 31, 2020
(In Thousands)	Unpaid Principal Balance	Amortized Cost Balance	Fair Value/Carrying Value(1)
Financing agreements, at fair value
Agreements with non-mark-to-market collateral provisions	$1,156,899	$1,156,899	$1,159,213
Agreements with mark-to-market collateral provisions	1,338,077	1,338,077	1,338,077
Securitized debt	866,203	857,553	869,482
Total Financing agreements, at fair value	$3,361,179	$3,352,529	$3,366,772

Other financing agreements
Securitized debt	$648,300		$645,027
Convertible senior notes	230,000		225,177
Senior notes	100,000		100,000
Total Financing agreements at carrying value	$978,300		$970,204
Total Financing agreements	$4,339,479		$4,336,976

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

Set out below is information about the Company’s Financing agreements that existed as of December 31, 2019. During the second quarter of 2020, outstanding repurchase agreement transactions at that time were renegotiated as part of a reinstatement agreement that was entered into by the Company. The Company elected to account for these reinstated transactions under the fair value option from the time these repurchase agreements were reinstated. Accordingly, as of December 31, 2020, such liabilities are reported as Financing agreements at fair value.

	December 31, 2019
(In Thousands)	Unpaid Principal Balance	Carrying Value
Repurchase agreements	$9,140,944	$9,139,821
Securitized debt	573,900	570,952
Convertible senior notes	230,000	223,971
Senior notes	100,000	96,862
Total Financing agreements at carrying value	$10,044,844	$10,031,606

(a) Financing Agreements, at Fair Value

During the second quarter of 2020, the Company entered into a $500 million senior secured credit agreement. In addition, in conjunction with its exit from forbearance arrangements, the Company entered into several new asset backed financing arrangements and renegotiated financing arrangements for certain assets with existing lenders, which together resulted in the Company essentially refinancing the majority of its investment portfolio. The Company elected the fair value option on these financing arrangements, primarily to simplify the accounting associated with costs incurred to establish the new facilities or renegotiate existing facilities.

The Company considers that the most relevant feature that distinguishes between the various asset backed financing arrangements is how the financing arrangement is collateralized, including the ability of the lender to make margin calls on the

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Company based on changes in value of the underlying collateral securing the financing. Accordingly, further details are provided below regarding assets that are financed with agreements that have non-mark-to-market collateral provisions and assets that are financed with agreements that have mark-to-market collateral provisions.

Agreements with non-mark-to-market collateral provisions

The Company and certain of its subsidiaries entered into a non-mark-to-market term loan facility with certain lenders with an initial borrowing capacity of $1.65 billion. The Company’s borrowing subsidiaries have pledged, as collateral security for the facility, certain of their residential whole loans (excluding Rehabilitation loans), as well as the equity in subsidiaries that own the loans. The facility has an initial term of two years, which may be extended for up to an additional three years, subject to certain conditions, including the payment of an extension fee and provided that no events of default have occurred. For the initial two year term, the financing cost for the facility will be calculated at a spread over the lender’s financing cost, which, depending on the lender, is expected to be based either on three-month LIBOR, or an index that it expected over time to be closely correlated to changes in three-month LIBOR. At December 31, 2020, the amount financed under this facility was approximately $886.1 million.

In addition, the Company also entered into non-mark-to-market financing facilities on Rehabilitation loans. Under these facilities, Rehabilitation loans, as well as the equity in subsidiaries that own the loans, are pledged as collateral. The facilities have a two year term and the financing cost is calculated at a spread over three-month LIBOR. At December 31, 2020, the amount financed under these facilities was approximately $273.1 million.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at December 31, 2020 and December 31, 2019:

(Dollars in Thousands)	December 31, 2020	December 31, 2019
Non-mark-to-market financing secured by residential whole loans at carrying value	$906,466	$—
Fair value of residential whole loans at carrying value pledged as collateral under financing agreements	$1,500,100	$—
Weighted average haircut on residential whole loans at carrying value	38.62%	—%
Non-mark-to-market financing secured by residential whole loans at fair value	$252,747	$—
Fair value of residential whole loans at fair value pledged as collateral under financing agreements	$430,183	$—
Weighted average haircut on residential whole loans at fair value	42.26%	—%

Agreements with mark-to-market collateral provisions

In addition to entering into the financing arrangements discussed above, the Company also entered into a reinstatement agreement with certain lending counterparties that facilitated its exit from the forbearance arrangements that the Company had previously entered into. In connection with the reinstatement agreement, terms of its prior financing arrangements on certain residential whole loans, residential mortgage securities, and MSR-related assets were renegotiated and those arrangements were reinstated on a go-forward basis. These financing arrangements continue to contain mark-to-market provisions that permit the lending counterparties to make margin calls on the Company should the value of the pledged collateral decline. The Company is also permitted to recover previously posted margin payments, should values of the pledged collateral subsequently increase. These facilities generally have a maturity ranging from one to three months and can be renewed at the discretion of the lending counterparty at financing costs reflecting prevailing market pricing. At December 31, 2020, the amount financed under these agreements was approximately $1.3 billion.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at December 31, 2020 and December 31, 2019:

(Dollars in Thousands)	December 31, 2020	December 31, 2019
Mark-to-market financing agreements secured by residential whole loans (1)	$1,124,162	$4,743,094
Fair value of residential whole loans pledged as collateral under financing agreements (2)	$1,798,813	$5,986,267
Weighted average haircut on residential whole loans (3)	33.53%	20.07%
Mark-to-market financing agreement borrowings secured by Agency MBS	$—	$1,557,675
Fair value of Agency MBS pledged as collateral under financing agreements	$—	$1,656,373
Weighted average haircut on Agency MBS (3)	—%	4.46%
Mark-to-market financing agreement borrowings secured by Legacy Non-Agency MBS	$1,282	$1,121,802
Fair value of Legacy Non-Agency MBS pledged as collateral under financing agreements	$2,821	$1,420,797
Weighted average haircut on Legacy Non-Agency MBS (3)	50.00%	20.27%
Mark-to-market financing agreement borrowings secured by RPL/NPL MBS	$32,950	$495,091
Fair value of RPL/NPL MBS pledged as collateral under financing agreements	$53,946	$635,005
Weighted average haircut on RPL/NPL MBS (3)	38.75%	21.52%
Mark-to-market financing agreements secured by CRT securities	$54,883	$203,569
Fair value of CRT securities pledged as collateral under financing agreements	$104,234	$252,175
Weighted average haircut on CRT securities (3)	42.47%	18.84%
Mark-to-market financing agreements secured by MSR-related assets	$124,800	$962,515
Fair value of MSR-related assets pledged as collateral under financing agreements	$238,999	$1,217,002
Weighted average haircut on MSR-related assets (3)	41.12%	21.18%
Mark-to-market financing agreements secured by other interest-earning assets	$—	$57,198
Fair value of other interest-earning assets pledged as collateral under financing agreements	$—	$61,708
Weighted average haircut on other interest-earning assets (3)	—%	22.01%

(1)Excludes $0 and $1.1 million of unamortized debt issuance costs at December 31, 2020 and December 31, 2019, respectively.
(2)At December 31, 2020 and December 31, 2019, includes RPL/NPL MBS with an aggregate fair value of $141.9 million and $238.8 million, respectively, obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation.
(3) Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

In addition, the Company had cash pledged as collateral in connection with its financing agreements of $7.2 million and $25.2 million at December 31, 2020 and December 31, 2019, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at December 31, 2020 and December 31, 2019:

	December 31, 2020		December 31, 2019
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$2,494,976	3.16%	$4,472,120	2.55%
Over 30 days to 3 months	—	—	2,746,384	3.43
Over 3 months to 12 months	—	—	1,014,441	3.36
Over 12 months	—	—	907,999	3.44
Total financing agreements	$2,494,976	3.16%	$9,140,944	2.99%
Less debt issuance costs	—		1,123
Total financing agreements less debt issuance costs	$2,494,976		$9,139,821

The Company had financing agreements, including repurchase agreements and other forms of secured financing with 7 and 28 counterparties at December 31, 2020 and December 31, 2019, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2020:

	December 31, 2020
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Repricing for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Barclays Bank	BBB/Aa3/A	$505,580	1	20.0%
Credit Suisse	BBB+/Baa1/A-	438,336	1	17.4
Wells Fargo	A+/Aa2/AA-	337,769	1	13.4
Goldman Sachs (3)	BBB+/A2/A	187,122	0	7.4
Athene (4)	BBB+/N/A/BBB+	133,286	1	5.3

(1)As rated at December 31, 2020 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published for these entities.
(2)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.
(3)Includes $25.4 million at risk with Goldman Sachs and $161.7 million at risk with Goldman Sachs Bank USA.
(4)Includes amounts at risk with various Athene affiliates that collectively exceed 5% of stockholders’ equity.

Senior Secured Term Loan Facility

On June 26,2020, the Company entered into a $500 million senior secured term loan facility (the “Term Loan Facility”) with certain funds, accounts and/or clients managed by affiliates of Apollo Global Management, Inc. and affiliates of Athene Holding Ltd. The outstanding balance of the Term Loan Facility was repaid and the Term Loan Facility was terminated prior to December 31, 2020.

(b) Other Financing Agreements

These arrangements were either entered into prior to the Company experiencing financial difficulties related to the COVID-19 pandemic, or, in the case of the Company’s recent securitizations, after the Company’s exit from forbearance, and

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
were not subject to the forbearance arrangements that were entered into by the Company or any negotiations related to the Company’s exit from those arrangements.

Additional information regarding the Company’s Other financing arrangements as of December 31, 2020, is included below:

Securitized Debt

Securitized debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated in consolidation. The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company. The weighted average fixed rate on the securitized debt was 2.11% at December 31, 2020 (see Notes 10 and 15 for further discussion).

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

Senior Notes

On April 11, 2012, the Company issued $100.0 million in aggregate principal amount of its Senior Notes in an underwritten public offering.  The Senior Notes bear interest at a fixed rate of 8.00% per year. The Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 8.31%. On January 6, 2021, the Company redeemed all of its outstanding Senior Notes (see Note 17).

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
The Company’s assets pledged as collateral are described in Notes 2(f) - Restricted Cash, 5(c) - Derivative Instruments and 6 - Financing Agreements. The total fair value of assets pledged as collateral with respect to the Company’s borrowings under its financing arrangements and/or derivative hedging instruments was $4.1 billion and $11.3 billion at December 31, 2020 and December 31, 2019, respectively. An aggregate of $24.6 million and $57.2 million of accrued interest on those assets had also been pledged as of December 31, 2020 and December 31, 2019, respectively.

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

The fair value of financial instruments pledged against the Company’s financing arrangements was $4.1 billion and $11.2 billion at December 31, 2020 and December 31, 2019, respectively. The fair value of financial instruments pledged against the Company’s Swaps was $0 and $2.2 million at December 31, 2020 and December 31, 2019, respectively. In addition, cash that has been pledged as collateral against financing arrangements and Swaps is reported as Restricted cash on the Company’s consolidated balance sheets (see Notes 2(f), 5(c) and 6).

9. Other Liabilities

The following table presents the components of the Company’s Other liabilities at December 31, 2020 and 2019:

(In Thousands)	December 31, 2020	December 31, 2019
Dividends and dividend equivalents payable	$34,016	$90,749
Accrued interest payable	11,116	18,238
Accrued expenses and other	25,390	43,625
Total Other Liabilities	$70,522	$152,612

10.    Commitments and Contingencies

(a) Lease Commitments

The Company pays monthly rent pursuant to three office leases.  In November 2018, the Company amended the lease for its corporate headquarters in New York, New York, under the same terms and conditions, to extend the expiration date for the lease by up to one year, through June 30, 2021, with a mutual option to terminate on or after February 15, 2021. For the year ended December 31, 2020, the Company recorded an expense of approximately $2.9 million in connection with the lease for its current corporate headquarters.

In addition, in November 2018, the Company executed a lease agreement on new office space in New York, New York. The Company plans to relocate its corporate headquarters to this new office space upon the substantial completion of the building. The lease term specified in the agreement is fifteen years with an option to renew for an additional five years. The Company’s current estimate of annual lease rental expense under the new lease, excluding escalation charges which at this point are unknown, is approximately $4.6 million. The Company currently expects to relocate to the space in the first fiscal quarter of 2021, but this timing, as well as when it is required to begin making payments and recognize rental and other expenses under the new lease, is dependent on when the space is actually available for use.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
The Company recognized lease expense of $3.0 million, $2.7 million and $2.7 million for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in Other general and administrative expense within the consolidated statements of operations.  At December 31, 2020, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments (1)
(In Thousands)
2021	$434
2022	85
2023	86
2024	65
2025	—
Thereafter	—
Total	$670

(1) Table excludes amounts related to the lease agreement for new office space discussed above as the Company is not contractually obligated to make rental payments until fourteen months after a temporary certificate of occupancy is delivered to the landlord, which is currently expected to occur on or before March 2021.

(b) Representations and Warranties in Connection with Loan Securitization Transactions

In connection with the loan securitization transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles upon breach of certain representations and warranties. As of December 31, 2020, the Company had no reserve established for repurchases of loans and was not aware of any material unsettled repurchase claims that would require the establishment of such a reserve (see Note 15).

(c) Corporate Loans

The Company has participated in loans to provide financing to entities that originate loans and own MSRs, as well as certain other unencumbered assets owned by the borrower. At December 31, 2020, the Company’s commitment to lend is $32.6 million of which no amount was drawn at December 31, 2020 (see Note 4).

(d) Rehabilitation Loan Commitments

At December 31, 2020, the Company had unfunded commitments of $60.6 million in connection with its purchased Rehabilitation loans (see Note 3).

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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
As a result of the turmoil in the financial markets resulting from the global COVID-19 pandemic, and in order to preserve liquidity, on March 25, 2020, the Company revoked the previously announced first quarter 2020 quarterly cash dividends on each of the Company's common stock and Series B Preferred Stock. On July 1, 2020, the Company announced that it had reinstated the payment of dividends on its Series B Preferred Stock and declared a preferred stock dividend of $0.9375 per share, payable on July 31, 2020 to Series B Preferred stockholders of record as of July 15, 2020.
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2018 through December 31, 2020:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2020	November 18, 2020	December 4, 2020	December 31, 2020	$0.46875
	August 12, 2020	September 8, 2020	September 30, 2020	0.46875
	July 1, 2020	July 15, 2020	July 31, 2020	0.93750

2019	November 15, 2019	December 2, 2019	December 31, 2019	$0.46875
	August 9, 2019	August 30, 2019	September 30, 2019	0.46875
	May 20, 2019	June 3, 2019	June 28, 2019	0.46875
	February 15, 2019	March 4, 2019	March 29, 2019	0.46875

2018	November 26, 2018	December 7, 2018	December 28, 2018	$0.46875
	August 20, 2018	September 7, 2018	September 28, 2018	0.46875
	May 17, 2018	June 4, 2018	June 29, 2018	0.46875
	February 20, 2018	March 2, 2018	March 30, 2018	0.46875

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

The Series C Preferred Stock generally does not have any voting rights, subject to an exception in the event the Company fails to pay dividends on such stock for six or more quarterly periods (whether or not consecutive).  Under such circumstances, the Series C Preferred Stock will be entitled to vote to elect two additional directors to the Company’s Board, until all unpaid dividends have been paid or declared and set apart for payment. In addition, certain material and adverse changes to the terms of the Series C Preferred Stock cannot be made without the affirmative vote of holders of at least 66 2/3% of the outstanding shares of Series C Preferred Stock.

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

The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2020 through December 31, 2020:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2020	November 18, 2020	December 4, 2020	December 31, 2020	$0.40625
	August 12, 2020	September 8, 2020	September 30, 2020	0.40625
	July 1, 2020	July 15, 2020	July 31, 2020	0.53264

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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

On August 6, 2020, the Company declared a regular cash dividend of $0.05 per share of common stock.  This dividend was paid on October 30, 2020, to stockholders of record on September 30, 2020.

On December 17, 2020, the Company declared a regular cash dividend of $0.075 per share of common stock.  This dividend was paid on January 29, 2021, to stockholders of record on December 30, 2020. At December 31, 2020, the Company had accrued dividends and dividend equivalents payable of $34.0 million related to the common stock dividend declared on December 17, 2020.

The following table presents cash dividends declared by the Company on its common stock from January 1, 2018 through December 31, 2020:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2020	December 17, 2020	December 30, 2020	January 29, 2021	$0.075	(1)
	August 6, 2020	September 30, 2020	October 30, 2020	0.05

2019	December 12, 2019	December 30, 2019	January 31, 2020	$0.20
	September 12, 2019	September 30, 2019	October 31, 2019	0.20
	June 12, 2019	July 1, 2019	July 31, 2019	0.20
	March 6, 2019	March 29, 2019	April 30, 2019	0.20

2018	December 12, 2018	December 28, 2018	January 31, 2019	$0.20
	September 13, 2018	October 1, 2018	October 31, 2018	0.20
	June 7, 2018	June 29, 2018	July 31, 2018	0.20
	March 7, 2018	March 29, 2018	April 30, 2018	0.20

(1) At December 31, 2020, we had accrued dividends and dividend equivalents payable of $34.0 million related to the common stock dividend declared on December 17, 2020. This dividend will be considered taxable income to the recipient in 2021. For more information see the Company’s 2020 Dividend Tax Information on its website.

In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes.  However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the year ended December 31, 2020, the portion of the Company’s common stock dividends that was deemed to be a return of capital was $0.05 per share of common stock. For the years ended December 31, 2019 and 2018, the portions of the Company’s common stock dividends that were deemed to be capital gains were $0.1672 and $0.1290 per share of common stock, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(c) Public Offering of Common Stock

The Company did not issue any common stock through public offerings during the years ended December 31, 2020 and 2019. The table below presents information with respect to shares of the Company’s common stock issued through public offerings during the year ended December 31, 2018.

Share Issue Date	Shares Issued		Gross Proceeds Per Share	Gross Proceeds
(In Thousands, Except Per Share Amounts)
August 7, 2018	50,875	(1)	$7.78	$395,807	(1)

(1)Includes approximately 875,000 shares issued on September 5, 2018 pursuant to the exercise of the underwriters’ option to purchase additional shares. The Company incurred approximately $6.4 million of underwriting discounts and related expenses in connection with this equity offering.

(d) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On October 15, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the 1933 Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 9.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At December 31, 2020, approximately 8.7 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the years ended December 31, 2020, 2019 and 2018, the Company issued 235,635, 322,888 and 379,903 shares of common stock through the DRSPP, raising net proceeds of approximately $1.0 million, $2.4 million and $2.8 million, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2020, the Company issued 34,614,403 shares pursuant to the DRSPP, raising net proceeds of $287.6 million.

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

During the year ended December 31, 2020, the Company did not sell any shares of common stock through the ATM Program. At December 31, 2020, approximately $390.0 million remained outstanding for future offerings under this program. During the year ended December 31, 2019, the Company sold 1,357,526 shares of common stock through the ATM Program at a weighted average price of $7.40, raising proceeds of approximately $9.9 million, net of fees and commissions paid to sales agents of approximately $100,000.

(f)  Stock Repurchase Program

On November 2, 2020, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $250 million of its common stock through the end of 2022. The Board’s authorization replaces the authorization under the Company’s existing stock repurchase program that was adopted in December 2013, which authorized the Company to repurchase up to 10 million shares of common stock and under which approximately 6.6 million shares remained available for repurchase.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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

During the year ended December 31, 2020, the Company repurchased 14,085,678 shares of its common stock through the stock repurchase program at an average cost of $3.61 per share and a total cost of approximately $50.8 million, net of fees and commissions paid to the sales agent of approximately $141,000. In addition, as discussed further below, during the year ended December 31, 2020 the Company repurchased 17,593,576, warrants for $33.7 million that were included in the stock repurchase program. At December 31, 2020, approximately $165.7 million remained outstanding for future repurchases under the repurchase program. The Company did not repurchase any shares of its common stock during the years ended December 31, 2019 and 2018.

(g)  Warrants

On June 15, 2020, the Company entered into an Investment Agreement with Apollo and Athene (together the “Purchasers”), under which the Company agreed to issue to the Purchasers warrants (the “Warrants”) to purchase, in the aggregate, 37,039,106 shares (subject to adjustment in accordance with their terms) of the Company’s common stock. One half of the Warrants had an exercise price of $1.66 per share and the other half had an exercise price of $2.08 per share. The Investment Agreement and the Term Loan Facility (see Note 6) were entered into simultaneously, and the $495.0 million of proceeds received were allocated between the debt ($481.0 million) and the warrants ($14.0 million). The amount allocated to the warrants was recorded in Additional paid-in capital on the Company’s consolidated balance sheets.

During the fourth quarter, the Company repurchased, for $33.7 million, approximately 48% of the Warrants that were issued to the Purchasers. The remaining Warrants were exercised by the Purchasers later in the fourth quarter, resulting in the Company issuing approximately 12.3 million shares of common stock and receiving $6.5 million in cash.

(h) Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020				2019			2018
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (3)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Total AOCI
Balance at beginning of period	$392,722	$(22,675)	$—	$370,047	$417,167	$3,121	$420,288	$620,648	$(11,424)	$609,224
OCI before reclassifications	420,281	(50,127)	(2,314)	367,840	20,335	(23,342)	(3,007)	(150,642)	14,545	(136,097)
Amounts reclassified from AOCI (1)	(733,396)	72,802	—	(660,594)	(44,780)	(2,454)	(47,234)	(52,839)	—	(52,839)
Net OCI during period (2)	(313,115)	22,675	(2,314)	(292,754)	(24,445)	(25,796)	(50,241)	(203,481)	14,545	(188,936)
Balance at end of period	$79,607	$—	$(2,314)	$77,293	$392,722	$(22,675)	$370,047	$417,167	$3,121	$420,288

(1)  See separate table below for details about these reclassifications.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).
(3) Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the years ended December 31, 2020, 2019, and 2018:

	For the Year Ended December 31,
	2020	2019	2018
Details about AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(389,127)	$(44,600)	$(51,580)	Net realized (loss)/gain on sales of residential mortgage securities and residential whole loans
Impairment recognized in earnings	(344,269)	(180)	(1,259)	Other, net
Total AFS Securities	$(733,396)	$(44,780)	$(52,839)
Swaps designated as cash flow hedges:
Reclassification adjustment for losses related to hedging instruments included in net income	72,802	(2,454)	—	Other, net
Total Swaps designated as cash flow hedges	$72,802	$(2,454)	$—
Total reclassifications for period	$(660,594)	$(47,234)	$(52,839)

12.    EPS Calculation

The following table presents a reconciliation of the (loss)/earnings and shares used in calculating basic and diluted (loss)/EPS for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2020	2019	2018
Basic (Loss)/Earnings per Share:
Net (loss)/income to common stockholders	$(679,390)	$378,117	$301,801
Dividends declared on preferred stock	(29,796)	(15,000)	(15,000)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(229)	(1,087)	(943)
Net (loss)/income to common stockholders - basic	$(709,415)	$362,030	$285,858
Basic weighted average common shares outstanding	452,033	450,972	418,934
Basic (Loss)/Earnings per Share	$(1.57)	$0.80	$0.68

Diluted (Loss)/Earnings per Share:
Net (loss)/income to common stockholders - basic	$(709,415)	$362,030	$285,858
Interest expense on Convertible Senior Notes	—	8,965	—
Net (loss)/income to common stockholders - diluted	$(709,415)	$370,995	$285,858
Basic weighted average common shares outstanding	452,033	450,972	418,934
Effect of assumed conversion of Convertible Senior Notes to common shares	—	16,797	—
Diluted weighted average common shares outstanding (1)	452,033	467,769	418,934
Diluted (Loss)/Earnings per Share	$(1.57)	$0.79	$0.68

(1) At December 31, 2020, the Company had approximately 2.3 million equity instruments outstanding that were not included in the calculation of diluted EPS for the year ended December 31, 2020, as their inclusion would have been anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $6.56 and may have a dilutive impact on future EPS.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

During the year ended December 31, 2020, the Convertible Senior Notes were determined to be anti-dilutive and were not included in the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) is included in the denominator for the purpose of calculating diluted EPS. The Convertible Senior Notes may have a dilutive impact on future EPS.

13.  Equity Compensation and Other Benefit Plans

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

Subject to certain exceptions, stock-based awards relating to a maximum of 18.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At December 31, 2020, approximately 14.3 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 10, 2030.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of December 31, 2020 are designated to be settled in shares of the Company’s common stock.  All RSUs outstanding at December 31, 2020 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain performance-based RSU awards, as a grant of stock at the time such awards are settled. At December 31, 2020 and 2019, the Company had unrecognized compensation expense of $6.8 million and $5.5 million, respectively, related to RSUs.   The unrecognized compensation expense at December 31, 2020 is expected to be recognized over a weighted average period of 1.7 years.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
The following table presents information with respect to the Company’s RSUs during the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31, 2020
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	1,379,681	$7.62	1,301,250	$6.78	2,680,931	$7.21
Granted (1)	939,046	4.88	763,174	5.50	1,702,220	5.16
Settled	(379,272)	7.75	(441,250)	6.48	(820,522)	7.07
Cancelled/forfeited	(110,000)	7.59	—	—	(110,000)	7.59
Outstanding at end of year	1,829,455	$6.19	1,623,174	$6.26	3,452,629	$6.22
RSUs vested but not settled at end of year	1,160,416	$5.37	409,000	$6.91	1,569,416	$5.77
RSUs unvested at end of year	669,039	$7.61	1,214,174	$6.04	1,883,213	$6.60

	For the Year Ended December 31, 2019
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	1,206,446	$7.57	1,151,250	$6.21	2,357,696	$6.90
Granted (2)	461,525	7.35	451,000	6.97	912,525	7.16
Settled	(269,290)	6.93	(290,000)	4.81	(559,290)	5.83
Cancelled/forfeited	(19,000)	7.72	(11,000)	6.71	(30,000)	7.35
Outstanding at end of year	1,379,681	$7.62	1,301,250	$6.78	2,680,931	$7.21
RSUs vested but not settled at end of year	809,681	$7.70	441,250	$6.48	1,250,931	$7.27
RSUs unvested at end of year	570,000	$7.50	860,000	$6.94	1,430,000	$7.16

	For the Year Ended December 31, 2018
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	1,025,028	$7.67	1,021,250	$5.80	2,046,278	$6.73
Granted (3)	428,802	7.65	415,000	6.91	843,802	7.29
Settled	(237,384)	8.17	(275,000)	5.73	(512,384)	6.86
Cancelled/forfeited	(10,000)	7.23	(10,000)	5.64	(20,000)	6.44
Outstanding at end of year	1,206,446	$7.57	1,151,250	$6.21	2,357,696	$6.90
RSUs vested but not settled at end of year	708,946	$7.47	290,000	$4.81	998,946	$6.70
RSUs unvested at end of year	497,500	$7.71	861,250	$6.69	1,358,750	$7.06

(1)The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs.  In determining the fair value for 1,204,713 of these awards granted in 2020, the Company applied:  (i) a weighted average volatility estimate of approximately 14%, which was determined considering historic volatility in the price of the Company’s and its peer group companies’ common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 1.36% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards.  The weighted average grant date fair value for the remaining 452,585 and 44,922 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $2.32 and $2.56, respectively. There are no post vesting conditions on these awards.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(2)The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs. In determining the fair value for 752,500 of these awards granted in 2019, the Company applied: (i) a weighted average volatility estimate of approximately 15%, which was determined considering historic volatility in the price of the Company’s and its peer group companies’ common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 2.47% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards. The weighted average grant date fair value for the remaining 160,025 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $7.28. There are no post vesting conditions on these awards.
(3)The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs. In determining the fair value for 692,500 of these awards granted in 2018, the Company applied: (i) a weighted average volatility estimate of approximately 17%, which was determined considering historic volatility in the price of the Company’s and its peer group companies’ common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 2.36% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards. The weighted average grant date fair value for the remaining 151,302 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $7.70. There are no post vesting conditions on these awards.

Restricted Stock

At December 31, 2020 and 2019, the Company did not have any unvested shares of restricted common stock outstanding. The total fair value of restricted shares vested during the years ended December 31, 2020, 2019 and 2018 was approximately $131,000, $3.2 million and $3.0 million, respectively.

The following table presents information with respect to the Company’s restricted stock for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020		2019		2018
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of year:	—	$—	—	$—	—	$—
Granted	79,545	1.65	412,185	7.83	450,193	6.74
Vested (2)	(79,545)	1.65	(412,185)	7.83	(450,193)	6.74
Cancelled/forfeited	—	—	—	—	—	—
Outstanding at end of year	—	$—	—	$—	—	$—

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.
(2) All restrictions associated with restricted stock are removed on vesting.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments associated with RSU awards of approximately $367,000, $1,049,000, and $907,000 during the years ended December 31, 2020, 2019 and 2018, respectively. In addition, no dividend equivalents rights awarded as separate instruments were granted during the years ended December 31, 2020, 2019 and 2018.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
(In Thousands)	2020	2019	2018
RSUs	$6,592	$6,012	$4,974
Restricted shares of common stock	131	3,227	3,033
Total	$6,723	$9,239	$8,007

(b)  Deferred Compensation Plans

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
(In Thousands)	2020	2019	2018
Non-employee directors	$(911)	$663	$(165)
Total	$(911)	$663	$(165)

The Company distributed cash of $769,400, $568,900, and $123,700 to the participants of the Deferred Plans during the years ended December 31, 2020 and 2019, respectively. The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2020 and 2019 that had not been distributed and the Company’s associated liability for such deferrals at December 31, 2020 and 2019:

	December 31, 2020		December 31, 2019
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,197	$1,809	$2,349	$3,071
Total	$2,197	$1,809	$2,349	$3,071

(1)Represents the cumulative amounts that were deferred by participants through December 31, 2020 and 2019, which had not been distributed through such respective date.

(c)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2020, 2019 and 2018, the Company recognized expenses for matching contributions of $480,000, $503,500 and $371,000, respectively.

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

Residential Mortgage Securities

The Company determined the fair value of its Agency MBS based upon prices obtained from third-party pricing services, which are indicative of market activity, and repurchase agreement counterparties.

For Agency MBS, the valuation methodology of the Company’s third-party pricing services incorporate commonly used market pricing methods, trading activity observed in the marketplace and other data inputs.  The methodology also considers the underlying characteristics of each security, which are also observable inputs, including: collateral vintage, coupon, maturity date, loan age, reset date, collateral type, periodic and life cap, geography, and prepayment speeds.  Management analyzes pricing data received from third-party pricing services and compares it to other indications of fair value including data received from repurchase agreement counterparties and its own observations of trading activity observed in the marketplace. The Company’s Agency MBS were classified as Level 2 in the fair value hierarchy. During the quarter ended June 30, 2020, the Company sold its remaining holdings of Agency MBS.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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

The Company’s Legacy Non-Agency MBS, RPL/NPL MBS and CRT securities are valued using various market data points as described above, which management considers directly or indirectly observable parameters.  Accordingly, these securities are classified as Level 2 in the fair value hierarchy. As of December 31, 2020, the Company has sold substantially all of its holdings of Legacy Non-Agency MBS and substantially reduced its holdings of other Non-Agency MBS and CRT securities.

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
DECEMBER 31, 2020
Securitized Debt

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

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2020 and 2019, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at December 31, 2020

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$—	$1,216,902	$1,216,902
Non-Agency MBS	—	56,766	—	56,766
CRT securities	—	104,234	—	104,234
Term notes backed by MSR-related collateral	—	238,999	—	238,999
Total assets carried at fair value	$—	$399,999	$1,216,902	$1,616,901
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$1,159,213	$1,159,213
Agreements with mark-to-market collateral provisions	—	213,915	1,124,162	1,338,077
Securitized debt	—	869,482	—	869,482
Total liabilities carried at fair value	$—	$1,083,397	$2,283,375	$3,366,772

Fair Value at December 31, 2019

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$—	$1,381,583	$1,381,583
Non-Agency MBS	—	2,063,529	—	2,063,529
Agency MBS	—	1,664,582	—	1,664,582
CRT securities	—	255,408	—	255,408
Term notes backed by MSR-related collateral	—	1,157,463	—	1,157,463
Total assets carried at fair value	$—	$5,140,982	$1,381,583	$6,522,565

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the years ended December 31, 2020 and 2019 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	For the Year Ended December 31,
(In Thousands)	2020	2019
Balance at beginning of period	$1,381,583	$1,471,263
Purchases (1)	—	210,031
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	17,204	47,849
Repayments	(92,733)	(127,063)
Sales and repurchases	(18,530)	(1,338)
Transfer to REO	(70,622)	(219,159)
Balance at end of period	$1,216,902	$1,381,583

(1)Included in the activity presented for the year ended December 31, 2019 is an adjustment of $70.6 million for loans the Company committed to purchase during the year ended December 31, 2018, but for which the closing of the purchase transaction occurred during the three months ended March 31, 2019. The adjustment was required following the finalization of due diligence performed prior to the closing of the purchase transaction and resulted in a downward revision to the prior estimate of the loan purchase amount.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
The following table presents additional information for the years ended December 31, 2020 and 2019 about the Company’s investments in term notes backed by MSR-related collateral, which were classified as Level 3 prior to September 30, 2019 and measured at fair value on a recurring basis:

	Term Notes Backed by MSR-Related Collateral
	Year Ended December 31,
(In Thousands)	2020	2019
Balance at beginning of period	$—	$538,499
Purchases	—	573,137
Collection of principal	—	(12,897)
Changes in unrealized gains	—	5,391
Transfer to Level 2	—	(1,104,130)
Balance at end of period	$—	$—

The following table presents additional information for the year ended December 31, 2020 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

Agreements with Non-mark-to-market Collateral Provisions
Year Ended December 31,
(In Thousands)	2020
Balance at beginning of period	$—
Transfer from Level 2	2,036,597
Issuances	—
Payment of principal	(879,698)
Changes in unrealized losses	2,314
Balance at end of period	$1,159,213

The following table presents additional information for the year ended December 31, 2020 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

Agreements with Mark-to-market Collateral Provisions
Year Ended December 31,
(In Thousands)	2020
Balance at beginning of period	$—
Transfer from Level 2	1,386,592
Issuances	258,322
Payment of principal	(520,752)
Changes in unrealized losses	—
Balance at end of period	$1,124,162

At June 30, 2020, the Company’s financing agreements with non-mark-to-market collateral provisions and the Company’s financing agreements with mark-to-market collateral provisions had just been issued and were therefore classified as Level 2 since their values were based on market transactions. However, market information for similar financings was not available at December 31, 2020 and the Company valued these financing instruments based on unobservable inputs.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of December 31, 2020 and 2019:

	December 31, 2020
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$789,576	Discounted cash flow	Discount rate	3.9%	3.3-8.0%
			Prepayment rate	4.8%	0.0-9.9%
			Default rate	3.8%	0.0-18.9%
			Loss severity	12.7%	0.0-100.0%

	$427,061	Liquidation model	Discount rate	8.1%	6.7-50.0%
			Annual change in home prices	3.6%	0.0-6.5%
			Liquidation timeline (in years)	1.8	0.8-4.8
			Current value of underlying properties (3)	$729	$12-$4,500
Total	$1,216,637

	December 31, 2019
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$829,842	Discounted cash flow	Discount rate	4.2%	3.8-8.0%
			Prepayment rate	4.5%	0.7-18.0%
			Default rate	4%	0.0-23.0%
			Loss severity	12.9%	0.0-100.0%

	$551,271	Liquidation model	Discount rate	8.0%	6.2-50.0%
			Annual change in home prices	3.7%	2.4-8.0%
			Liquidation timeline (in years)	1.8	0.1-4.5
			Current value of underlying properties (3)	$684	$10-$4,500
Total	$1,381,113

(1)Excludes approximately $265,000 and $470,000 of loans for which management considers the purchase price continues to reflect the fair value of such loans at December 31, 2020 and 2019, respectively.
(2)Amounts are weighted based on the fair value of the underlying loan.
(3)The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $380,000 and $365,000 as of December 31, 2020 and 2019, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2020 and 2019:

	December 31, 2020	December 31, 2020		December 31, 2019
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Residential whole loans, at carrying value	3	$4,108,499	$4,282,401	$6,069,370	$6,248,745
Residential whole loans, at fair value	3	1,216,902	1,216,902	1,381,583	1,381,583
Non-Agency MBS	2	56,766	56,766	2,063,529	2,063,529
Agency MBS	2	—	—	1,664,582	1,664,582
CRT securities	2	104,234	104,234	255,408	255,408
MSR-related assets (1)	2 and 3	238,999	238,999	1,217,002	1,217,002
Cash and cash equivalents	1	814,354	814,354	70,629	70,629
Restricted cash	1	7,165	7,165	64,035	64,035
Financial Liabilities (2):
Financing agreements with non-mark-to-market collateral provisions	3	1,159,213	1,159,213	—	—
Financing agreements with mark-to-market collateral provisions	3	1,124,162	1,124,162	4,741,971	4,753,070
Financing agreements with mark-to-market collateral provisions	2	213,915	213,915	4,397,850	4,403,139
Securitized debt (3)	2	1,514,509	1,519,567	570,952	575,353
Convertible senior notes	2	225,177	228,287	223,971	244,088
Senior notes (4)	1	100,000	100,031	96,862	103,231

(1)Includes $59.5 million of MSR-related assets that are measured at fair value on a non-recurring basis that were classified as Level 3 in the fair value hierarchy at December 31, 2019.
(2)Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.
(3)Includes Securitized debt that is carried at amortized cost basis and fair value.
(4)On January 6, 2021, the Company redeemed all of its outstanding Senior Notes (see Note 17).

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the years ended December 31, 2020 and 2019, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $96.8 million and $257.7 million, respectively, at the time of foreclosure. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s loan securitization transactions currently outstanding as of December 31, 2020 and 2019:

(Dollars in Thousands)	December 31, 2020		December 31, 2019
Aggregate unpaid principal balance of residential whole loans sold	$2,232,561		$1,290,029
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$1,862,068		$802,817
Outstanding amount of Senior Bonds, at carrying value	$645,027	(1)	$570,952	(1)
Outstanding amount of Senior Bonds, at fair value	$869,482		$—
Outstanding amount of Senior Bonds, total	$1,514,509		$570,952
Weighted average fixed rate for Senior Bonds issued	2.11%	(2)	3.68%	(2)
Weighted average contractual maturity of Senior Bonds	41 years	(2)	30 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$268,548		$275,174
Cash received	$1,853,408		$802,815

(1)Net of $3.2 million and $2.9 million of deferred financing costs at December 31, 2020 and December 31, 2019, respectively.
(2)At December 31, 2020 and December 31, 2019, $568.7 million and $493.2 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100 or 300 basis points or more at 36 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the year ended December 31, 2020, the Company issued Senior Bonds with a current face of $1.3 billion to third-party investors for proceeds of $1.3 billion before offering costs and accrued interest. A portion of the Senior Bonds issued by the Company during the year ended December 31, 2020 are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of issuance.

As of December 31, 2020 and 2019, as a result of the transactions described above, securitized loans with a carrying value of approximately $1.4 billion and $186.4 million are included in “Residential whole loans, at carrying value,” securitized loans with a fair value of approximately $382.3 million and $567.4 million are included in “Residential whole loans, at fair value,” and REO with a carrying value of approximately $49.5 million and $137.8 million are included in “Other assets” on the

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
Company’s consolidated balance sheets, respectively. As of December 31, 2020 and 2019, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $1.5 billion and $571.0 million, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets. The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of December 31, 2020 and 2019 are a total of $5.3 billion and $7.4 billion, respectively, of residential whole loans, of which approximately $4.1 billion and $6.1 billion, respectively, are reported at carrying value and $1.2 billion and $1.4 billion, respectively, are reported at fair value. These assets, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
16.  Summary of Quarterly Results of Operations (Unaudited)

	2020 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest income	$145,460	$87,368	$66,080	$60,476
Interest expense	(83,759)	(87,991)	(55,964)	(41,044)
Net interest income	61,701	(623)	10,116	19,432
(Provision)/Reversal for credit and valuation losses on residential whole loans and other financial instruments	(150,711)	85,377	27,244	15,709
Net Interest Income after Provision for Credit and Valuation Losses	(89,010)	84,754	37,360	35,141
Net gain on residential whole loans measured at fair value through earnings	(52,760)	20,320	76,871	49,782
Net realized gain on sales of residential mortgage securities and residential whole loans	(238,380)	49,485	48	—
Other income	(499,623)	6,552	292	(18,708)
Operating and other expense	(29,222)	(64,533)	(27,361)	(20,398)
Net income	(908,995)	96,578	87,210	45,817
Preferred stock dividends	(5,215)	(8,144)	(8,219)	(8,218)
Net (loss)/ income available to common stock and participating securities	$(914,210)	$88,434	$78,991	$37,599
(Loss)/Earnings per Common Share - Basic	$(2.02)	$0.19	$0.17	$0.08
(Loss)/Earnings per Common Share - Diluted	$(2.02)	$0.19	$0.17	$0.08

	2019 Quarter Ended
(In Thousands, Except per Share Amounts)	March 31	June 30	September 30	December 31
Interest income	$140,952	$144,935	$142,721	$153,118
Interest expense	(79,026)	(85,044)	(85,823)	(82,463)
Net interest income	61,926	59,891	56,898	70,655
Provision for credit and valuation losses on residential whole loans and other financial instruments	(805)	(385)	(347)	(1,032)
Net Interest Income after Provision for Credit and Valuation Losses	61,121	59,506	56,551	69,623
Net gain on residential whole loans measured at fair value through earnings	25,267	51,473	40,175	41,415
Net realized gain on sales of residential mortgage securities and residential whole loans	24,609	7,710	17,708	11,975
Other income	1,293	(2,321)	4,546	2,007
Operating and other expense	(23,433)	(23,328)	(23,381)	(24,399)
Net income	88,857	93,040	95,599	100,621
Preferred stock dividends	(3,750)	(3,750)	(3,750)	(3,750)
Net income available to common stock and participating securities	$85,107	$89,290	$91,849	$96,871
Earnings per Common Share - Basic and Diluted	$0.19	$0.20	$0.20	$0.21

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020

17.  Subsequent Events

Redemption of Senior Notes

On January 6, 2021, the Company redeemed all of the outstanding $100 million aggregate principal amount of 8.00% Senior Notes Due 2042. The Senior Notes were redeemed at a price equal to 100% of the principal amount of the Senior Notes, or $25 per $25 principal amount of Senior Notes, plus unpaid interest, if any, accrued thereon to, but excluding, the redemption date. In connection with this redemption, the Company recorded in its fourth quarter interest expense a non-cash charge of approximately $3.1 million representing remaining unamortized deferred expenses incurred when the Senior Notes were originally issued in 2012.

Securitization of Business Purpose Rental Loans

Subsequent to the end of the fourth quarter, the Company completed a securitization solely consisting of $217.5 million of Business Purpose Rental Loans, generating approximately $48.4 million of additional liquidity. As the weighted average coupon of the bonds sold was approximately 1.06%, this transaction is expected to lower the funding rate of the underlying assets by more than 150 basis points.

Schedule IV - Mortgage Loans on Real Estate

December 31, 2020

Asset Type	Number	Interest Rate	Maturity Date Range	Balance Sheet Reported Amount		Principal Amount of Loans Subject to Delinquent Principal or Interest
(Dollars in Thousands)
Residential Whole Loans, at Carrying Value
Original loan balance $0 - $149,999	3,947	0.00% - 16.00%	9/1/2016-8/25/2058	$347,041		$29,614
Original loan balance $150,000 - $299,999	4,341	0.00% - 13.49%	11/1/2018-1/1/2060	832,365		73,749
Original loan balance $300,000 - $449,999	2,064	1.50% - 9.63%	12/1/2018-5/1/2062	667,272		65,629
Original loan balance greater than $449,999	2,760	0.88% - 11.25%	12/1/2018-1/1/2061	2,348,654		286,120
	13,112			$4,195,332	(1)	$455,112

Residential Whole Loans, at Fair Value
Original loan balance $0 - $149,999	2,044	0.00% - 14.13%	7/26/2016-1/1/2060	$167,671		$70,748
Original loan balance $150,000 - $299,999	1,909	1.95% - 11.53%	3/10/2013-7/1/2060	355,854		167,303
Original loan balance $300,000 - $449,999	1,000	0.00% - 10.75%	5/1/2020-2/1/2060	313,588		165,901
Original loan balance greater than $449,999	669	1.70% - 10.20%	7/1/2017-11/1/2059	379,789		221,669
	5,622			$1,216,902		$625,621

	18,734			$5,412,234	(2)	$1,080,733

(1)Excludes an allowance for loan losses of $86.8 million at December 31, 2020.
(2)The federal income tax basis is approximately $3.9 billion.

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

The following table summarizes the changes in the carrying amounts of residential whole loans during the year ended December 31, 2020:

	For the Year Ended December 31, 2020
(In Thousands)	Residential Whole Loans, at Carrying Value	Residential Whole Loans, at Fair Value
Beginning Balance	$6,066,345	$1,381,583
Additions during period:
Purchases	1,431,673	—
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	N/A	17,204

Deductions during period:
Repayments	(1,565,553)	(92,733)
Premium amortization/discount accretion, net	(11,590)	N/A
Provision for loan loss	(21,447)	N/A
Loan sales and repurchases	(1,766,220)	(18,530)
Transfer to REO	(24,709)	(70,622)
Ending Balance	$4,108,499	$1,216,902

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

In connection with the preparation of this Annual Report on Form 10-K, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2020, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2020. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (the “2013 COSO Framework”). As a result of this assessment, management concluded that, as of December 31, 2020, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 137 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MFA Financial, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited MFA Financial, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and Schedule IV – Mortgage Loans on Real Estate (collectively, the consolidated financial statements), and our report dated February 23, 2021 expressed an unqualified opinion on those consolidated financial statements.
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

/s/ KPMG LLP

New York, New York
February 23, 2021

Item 9B.  Other Information.

Amended and Restated Employment Agreements with Craig L Knutson, Gudmundur Kristjansson and Bryan Wulfsohn

On February 22, 2021, the Company entered into amended and restated employment agreements (each, an “Amended Employment Agreement”), effective as of January 1, 2021, with Craig L. Knutson, Chief Executive Officer and President of the Company, and each of Gudmundur Kristjansson and Bryan Wulfsohn, each a Co-Chief Investment Officer and Senior Vice President of the Company. (Mr. Knutson, Mr. Kristjansson and Mr. Wulfsohn are sometimes hereinafter referred to individually as the “Executive” or together, the “Executives.”) The Amended Employment Agreements amend and restate the existing employment agreements that each Executive had entered into with the Company on November 26, 2019 (and which became effective January 1, 2020) (each, a “Prior Employment Agreement”). Set forth below is a summary of the material terms and conditions of the Amended Employment Agreements.

Term

Each Executive’s Amended Employment Agreement has a fixed term running through December 31, 2021, which term automatically renews for an additional one-year period at the end of the initial term and each year thereafter, unless either MFA or the Executive gives the other party written notice of its or his intent not to renew the term of the Amended Employment Agreement at least 90 days prior to the end of the then current-term.

Base Salary

Mr. Knutson’s Amended Employment Agreement provides for a base salary of $800,000 per annum. Each of Mr. Kristjansson’s and Mr. Wulfsohn’s Amended Employment Agreement provides for a base salary of $400,000 per annum. Generally, the Executive’s base salary may not be decreased unless in connection with an overall reduction in base salaries for the Company’s senior executives.

Annual Performance-Based Bonus

Similar to the Prior Employment Agreements, the Amended Employment Agreements provide that, during the term of employment, each Executive is eligible to receive an annual performance-based bonus (the “Annual Bonus”) based on the Company’s and each Executive’s individual performance during the 12-month period beginning each December 1 during the term and ending on November 30 of the next succeeding year (each 12-month period being a “Performance Period”). Pursuant to the terms of each Amended Employment Agreement, the target annual bonus (the “Overall Target Bonus”) for each Performance Period is $2,000,000 for Mr. Knutson, and is $950,000 for each of Mr. Kristjansson and Mr. Wulfsohn. Generally, the Executive’s Overall Target Bonus may not be decreased unless in connection with an overall reduction in target bonuses for the Company’s senior executives.

The Amended Employment Agreements provide that each Executive’s Annual Bonus is comprised of two performance components. Similar to the terms of the Prior Employment Agreements, (i) a portion of each Executive’s Annual Bonus will be payable based on MFA’s adjusted return on average equity (“ROAE”) during the applicable Performance Period (such portion of the Annual Bonus hereinafter referred to as the “ROAE Bonus”) and (ii) a portion of each Executive’s Annual Bonus will be based on the Executive’s individual performance and the Company’s performance and risk management (such portion of the Annual Bonus hereinafter referred to as the “IRM Bonus”).

ROAE Bonus. With respect to the ROAE Bonus, for each Performance Period the target amount of the ROAE Bonus (the “Target ROAE Bonus”) for each Executive will be equal to 75% of such Executive’s Overall Target Bonus. Based on each Executive’s Overall Target Bonus, Mr. Knutson’s Target ROAE Bonus will be $1,500,000 and each of Mr. Kristjansson’s and Mr. Wulfsohn’s Target ROAE Bonus will be $712,500. The Amended Employment Agreements provide that each Executive will be eligible to receive from zero to 200% of his respective Target ROAE Bonus (i.e., up to $3,000,000 in the case of Mr. Knutson and up to $1,425,000 in the case of each of Mr. Kristjansson and Mr. Wulfsohn).

The actual amount of the ROAE Bonus to be paid to each Executive will be based on the Company’s adjusted ROAE for the applicable Performance Period relative to threshold, target, and maximum ROAE performance goals established by the Compensation Committee of the Board of Directors (the “Compensation Committee”) for each Performance Period, which will be established within 90 days following commencement of the applicable Performance Period. If performance is between threshold and target goals or between target and maximum goals, the amount of the ROAE Bonus will be determined by straight line interpolation.

For purposes of determining the ROAE Bonus, adjusted ROAE will be calculated by dividing (i) MFA’s net income as determined in accordance with GAAP (but excluding non-cash expense items such as depreciation and amortization expense, life-of-loan loss reserves at acquisition under the Current Expected Credit Loss accounting standard, the write off of offering expenses incurred in connection with the redemption of equity and/or debt and, in certain circumstances, any gains or losses from hedging instruments) by (ii) MFA’s average stockholders’ equity (based on stockholders’ equity as of the last day of each month during the Performance Period) as determined in accordance with GAAP (but excluding accumulated other comprehensive income or loss, stockholders equity attributable to preferred stock and such other items as may be determined by the Compensation Committee).

IRM Bonus. With respect to the IRM Bonus, for each Performance Period the target amount of the IRM Bonus (the “Target IRM Bonus”) for each Executive will be equal to 25% of such Executive’s Overall Target Bonus. Based on his Overall Target Bonus, Mr. Knutson’s Target IRM Bonus will be $500,000 and each of Mr. Kristjansson’s and Mr. Wulfsohn’s Target IRM Bonus will be $237,500. The Amended Employment Agreements provide that each Executive will be eligible to receive from zero to 200% of his respective Target IRM Bonus (i.e., up to $1,000,000 in the case of Mr. Knutson and up to $475,000 in the case of each of Mr. Kristjansson and Mr. Wulfsohn).

The actual amount of the IRM Bonus to be paid to each Executive will be determined by the Compensation Committee in its discretion based upon any factors it deems relevant and appropriate, including, without limitation, MFA’s leverage strategy relative to other similarly situated companies as well as relative to its own business plan, MFA’s total stockholder return (both on an absolute basis, as well as relative to relevant indices and other similarly situated companies) and the Executive’s individual performance.

The terms of each Executive’s Prior Employment Agreement have been modified in the Amended Employment Agreement to provide that payment of the Executive’s Annual Bonus will be made in solely in cash rather than as a combination cash and shares of the Company’s common stock.

Equity Awards

As was the case under each Executive’s Prior Employment Agreement, under the Amended Employment Agreements, each Executive receives annual grants of restricted stock units (“RSUs”), which consist of time-based RSUs (“TRSUs”) and performance-based RSUs (“PRSUs”), if the Executive is still employed by the Company on the applicable grant date. The TRSUs and PRSUs are subject to the terms of the Company’s Equity Compensation Plan, as may be amended, or any successor plan, and an award agreement entered into between the Executive and the Company.

TRSUs. Under the terms of Mr. Knutson’s Amended Employment Agreement, he is entitled to an annual grant of TRSUs with an aggregate grant date value of $1,040,000, with the number of TRSUs granted determined by the quotient of 1,040,000 divided by the closing price of MFA common stock on the date of grant (the “Grant Date Share Price”). Under the terms of Mr. Kristjansson’s and Mr. Wulfsohn’s respective Amended Employment Agreement, each Executive is entitled to an annual grant of TRSUs with an aggregate grant date value of $320,000, with the number of TRSUs granted determined by the quotient of 320,000 divided by the Grant Date Share Price. Under the terms of the Amended Employment Agreements, the Committee may increase or decrease the aggregate grant date value for any annual grant of TRSUs made in future years.

Except in certain circumstances described below in “Payments and Other Benefits upon Termination of Employment,” each TRSU award will vest on the third December 31st to occur following the date of grant, subject to the Executive’s continued employment with the Company. In addition, subject to exceptions in certain circumstances described below, unvested TRSUs will be forfeited as of the date of the Executive’s termination of employment with the Company. Upon vesting, each Executive will receive one share of MFA common stock for each vested TRSU.

If dividends are paid on MFA common stock during the period in which TRSUs are outstanding, each Executive will be credited with an amount, per TRSU, equal to the amount of dividends declared and paid in respect of one share of MFA common stock. Such credited amount will be credited in the form of additional TRSUs (such TRSUs, “DER TRSUs”), based on the fair market value of a share of MFA common stock on the payment date of the cash dividend. The DER TRSUs will include the right to receive additional DER TRSUs with respect to any additional dividends declared and will be paid in cash subject to the same terms and conditions (including with respect to vesting and payment timing) applicable to the grant of TRSUs with respect to which the DER TRSUs were credited.

PRSUs. Under the terms of the Amended Employment Agreements, Mr. Knutson is entitled to an annual grant of PRSUs with an aggregate grant date value of $1,810,000, and each of Mr. Kristjansson and Mr. Wulfsohn is entitled to an annual grant of PRSUs with an aggregate grant date value of $480,000 (for each Executive, the “PRSU Grant Date Value”). Under the terms of the Amended Employment Agreements, the Committee may increase or decrease the PRSU Grant Date Value for any annual grant of PRSUs made to an Executive in future years.

A portion of each annual PRSU award will vest based on the Company’s level of absolute total stockholder return (“TSR”) during the applicable three-year performance period and a portion will vest based on the Company’s level of TSR during the applicable three-year performance period relative to the TSR during such period of a peer group of companies designated by the Compensation Committee at the time of each grant. (The PRSUs that vest based on the Company’s level of absolute TSR are hereinafter referred to as the “Absolute TSR PRSUs,” and the PRSUs that vest based on the Company’s level of relative TSR are hereinafter referred to as the “Relative TSR PRSUs.”) Except in certain circumstances described below in “Payments and Other Benefits upon Termination of Employment,” PRSUs will vest on the last day of the applicable performance period, subject to the level of performance achieved and the Executive’s continued employment with the Company.

Each annual grant of PRSUs provides for a target grant of Absolute TSR PRSUs (the “Absolute TSR Target Award”) and a target grant of Relative TSR PRSUs (the “Relative TSR Target Award”). For each Executive, the Absolute TSR Target Award is a number of PRSUs equal to the quotient of (a) 50% of the Executive’s PRSU Grant Date Value divided by (b) the grant date fair value per unit of one Absolute TSR PRSU. Similarly, the Relative TSR Target Award for each Executive is a number of PRSUs equal to (a) 50% of the Executive’s PRSU Grant Date Value divided by (b) the grant date fair value per unit of one Relative TSR PRSU.

With respect to the Absolute TSR PRSUs, the actual number of Absolute TSR PRSUs that will vest will be based on the level of the Company’s cumulative total stockholder return (i.e., share price appreciation or depreciation, as the case may be, plus dividends divided by initial share price) relative to an 8% per annum simple TSR for the three-year performance period beginning on January 1 of the year of grant (e.g., the performance period for the PRSUs granted in 2021 is January 1, 2021 through December 31, 2023). To determine the actual number of Absolute TSR PRSUs that will vest, the target number of each grant of Absolute TSR PRSUs will be adjusted up or down at the end of the applicable three-year performance period based on the Company’s cumulative TSR relative to an 8% per annum simple TSR objective from 0% of the target number (reflecting 0% per annum TSR during the performance period) to 200% of the target number (reflecting 16% per annum (or higher) TSR during the performance period), with 100% of the target number vesting if TSR of 8% per annum is achieved during the performance period.

With respect to the Relative TSR PRSUs, the actual number of Relative TSR PRSUs that will vest will be based on the Company’s cumulative TSR during the applicable three-year performance period (beginning on January 1 of the year of grant) as compared to the cumulative TSR of designated peer group companies for such performance period. To the extent that the Company’s TSR rank is less than or equal to the 25th percentile when compared to the TSR of the members of the peer group, the Executive will vest in 0% of the target number of Relative TSR PRSUs awarded to him in respect of the applicable performance period. To the extent that the Company’s TSR rank is in the 50th percentile, the Executive will vest in 100% of the target number of Relative TSR PRSUs awarded to him in respect of the applicable performance period. To the extent that the Company’s TSR rank is greater than or equal to the 80th percentile, the Executive will vest in 200% of the target number of Relative TSR PRSUs awarded to him in respect of the applicable performance period. (To the extent that the Company’s TSR ranking falls in between the percentiles identified in the preceding sentences, the number of Relative TSR PRSUs that vest will be interpolated.) The terms of the Relative TSR PRSUs also provide that, regardless of the Company’s TSR rank, in the event the Company has negative TSR for a performance period, the Executive will not vest in more than 100% of the target number of Relative TSR PRSUs awarded to him in respect of the applicable performance period.

Absolute TSR PRSUs and Relative TSR PRSUs that do not vest at the end of the performance period will be forfeited. The Executive will receive one share of the Company’s common stock for each Absolute TSR PRSU and Relative TSR PRSU that vests, provided that the fair market value of the shares of MFA common stock delivered upon settlement may not exceed 400% of the PRSU Grant Date Value of the PRSUs granted in respect of the completed performance period. Any PRSUs that vest are subject to an additional one year deferral prior to settlement, subject to accelerated payout under certain circumstances.

Dividend equivalents will not be paid in respect of the PRSUs during the performance period. Rather, dividend equivalents will accrue with respect to the PRSUs during the performance period, and to the extent that the underlying PRSUs vest, an amount equal to the accrued dividend equivalents related to the vested PRSUs will be paid to the Executive in the form of additional shares of MFA common stock based on the closing price of MFA common stock on the vesting date. Any dividend equivalents applicable to dividends declared and paid during the deferral period following vesting will generally be paid in cash as and when dividends are declared.

Payments and Other Benefits upon Termination of Employment

The Amended Employment Agreements provide for the payment of severance and other benefits to each Executive under various circumstances in which his employment with MFA is terminated.

Death or Disability. In circumstances where termination of the Executive’s employment is due to his death or disability (as such term is defined in each Amended Employment Agreement), the Executive or his legal representative or estate, as the case may be, will be entitled to the following:

(i) aggregate cash (generally payable in lump sum in the case of death and installments in the case of disability) equal to the sum of (A) his annual base salary and (B) the median annual bonus received by such Executive over the three preceding years (the “Median Bonus”);

(ii) any unpaid Annual Bonus for the Performance Period that ended immediately preceding the Executive’s termination;

(iii) in the case of disability only, reimbursement of health insurance premiums for the Executive and his eligible dependents for a period of 18 months following such termination; and

(iv) immediate vesting of all outstanding unvested equity-based awards; provided, however, that performance-based equity awards will continue to vest in accordance with their respective terms and conditions determined as though the Executive remained actively employed through the end of the applicable performance period (or if termination occurs within 12 months following a change in control, vesting will be based on the target number of shares subject to such awards).

Termination without Cause or Resignation for Good Reason. In circumstances where termination of the Executive’s employment is without cause (as such term is defined in the Amended Employment Agreement) or he resigns for good reason (as such term is defined in the Amended Employment Agreement), except as described below with respect to a change in control, the Executive will be entitled to the following:

(i) aggregate cash equal to two times (in the case of Mr. Knutson) and 1.5 times (in the case of each of Mr. Kristjansson and Mr. Wulfsohn) the sum of (A) his annual base salary and (B) the Median Bonus, which will be payable over the twenty-four month period following termination (in the case of Mr. Knutson) and the eighteen-month period following termination (in the case of each of Mr. Kristjansson and Mr. Wulfsohn);

(ii) any unpaid Annual Bonus for the Performance Period that ended immediately preceding the Executive’s termination; and

(iii) immediate vesting of all outstanding unvested equity-based awards that would otherwise vest within the 12 months following such termination; provided, however, that performance-based equity awards will continue to vest in accordance with their respective terms and conditions, and the Executive will be entitled to receive a pro rata share of the amount, if any, ultimately payable in respect of such award based on the Executive’s length of service during the applicable performance period through the next anniversary of the grant date of such award relative to the length of the applicable performance period.

Termination Related to Change in Control. Each Amended Employment Agreement provides that in the event the Executive’s employment is terminated by the Company other than for cause (including upon expiration of his Amended Employment Agreement) or the Executive resigns for good reason, in either case, during the 12-month period following a change in control of the Company (or, in certain limited instances, within the three-month period preceding a change in control of the Company), he will be entitled to the following (in lieu of the amounts described above): (i) a lump sum payment equal to two times (in the case of Mr. Knutson) or 1.5 times (in the case of either Mr. Kristjansson or Mr. Wulfsohn) the sum of (A) his annual base salary and (B) the Median Bonus; (ii) immediate vesting of all outstanding unvested equity-based awards (which, for performance-based equity awards, will be based on the target number of shares subject to such awards); (iii) reimbursement of health insurance premiums for the Executive and his eligible dependents for a period of 18 months following such termination; (iv) a lump sum payment equal to a pro rata target Annual Bonus for the year in which the date of termination occurs; and (v) any unpaid Annual Bonus for the Performance Period that ended immediately preceding the Executive’s termination.
Retirement Provisions (Mr. Knutson). In circumstances where Mr. Knutson’s termination of employment is voluntary and constitutes an eligible retirement (as such term is defined in his Amended Employment Agreement), he will be entitled to the following:

(i) any unpaid Annual Bonus for the Performance Period that ended immediately preceding the Executive’s termination;

(ii) a pro rata Annual Bonus for any partial Performance Period in which the date of termination occurs; and

(iii) immediate vesting of all outstanding unvested equity-based awards; provided, however, that performance-based equity awards will continue to vest in accordance with their respective terms and conditions determined as though the Executive remained actively employed through the end of the applicable performance period (or if termination occurs within 12 months following a change in control, vesting will be based on the target number of shares subject to such awards).

Notice of Termination

Each Executive must provide 90 days’ notice prior to his resignation, and the Company generally must provide 90 days’ notice prior to its terminating the Executive, except, in certain limited circumstances. During this 90-day period after any such notice has been given, the Executive will continue to receive base salary and benefits, but will be ineligible to receive an Annual Bonus for any Performance Period that was not completed as of the beginning of the 90-day period.

Other Terms and Provisions

In addition, each Amended Employment Agreement provides that if any payments or benefits provided to the Executive would constitute excess parachute payments within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), and would be subject to the excise tax imposed under Section 4999 of the Code, the payments or benefits will be reduced by the amount required to avoid the excise tax, if such reduction would give the Executive a better after-tax result than if he received the full payments and benefits and paid the excise tax.

The Amended Employment Agreements also contain customary confidentiality, non-disparagement, non-solicitation and non-competition covenants, as well as other terms customary for agreements applicable to senior executives.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We expect to file with the SEC, in April 2021 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about  June 2, 2021.  The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

Securities Authorized For Issuance Under Equity Compensation Plans

During 2020, we adopted the Equity Plan, as approved by our stockholders.  The Equity Plan amended and restated our 2010 Equity Compensation Plan. (For a description of the Equity Plan, see Note 13(a) to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.)

The following table presents certain information with respect to our equity compensation plans as of December 31, 2020:

Award (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
RSUs	3,452,629
Total	3,452,629		(2)	14,273,190	(3)

(1)  All equity based compensation is granted pursuant to plans that have been approved by our stockholders.
(2)  A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price.  At December 31, 2020, 1,569,416 RSUs were vested, 669,039 RSUs were subject to time based vesting and 1,214,174 RSUs will vest subject to achieving a market condition.
(3) Number of securities remaining available for future issuance under equity compensation plans excludes RSUs presented in the table which were issued and outstanding at December 31, 2020.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)         Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements.  The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 66 through 133 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

3.10    Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company, as amended and supplemented, designating the Company’s 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated by reference to Exhibit 3.10 to the Company’s Registration Statement on Form 8-A filed on February 28, 2020 (Commission File No. 1-13991)).

3.11    Amended and Restated Bylaws of the Company (as amended and restated through April 10, 2017) (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated April 12, 2017 (Commission File No. 1-13991)).

4.1*    Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934.

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

4.4    Specimen of certificate representing the 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form 8-A filed on February 28, 2020 (Commission File No. 1-13991)).

4.5    Indenture, dated as of April 11, 2012, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K, dated April 11, 2012 (Commission File No. 1-13991)).

4.6    First Supplemental Indenture, dated as of April 11, 2012, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K, dated April 11, 2012 (Commission File No. 1-13991)).

4.7    Indenture, dated June 3, 2019, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K, dated June 3, 2019 (Commission File No. 1-13991)).

4.8    First Supplemental Indenture, dated June 3, 2019, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K, dated June 3, 2019 (Commission File No. 1-13991)).

4.9    Form of 8.00% Senior Notes due 2042 (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K, dated April 11, 2012 (Commission File No. 1-13991)).

4.10    Form of 6.25% Convertible Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K, dated June 3, 2019 (Commission File No. 1-13991)).

10.1    Employment Agreement, entered into as of November 26, 2019, by and between the Company and Craig L. Knutson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated November 26, 2019 (Commission File No. 1-13991)).

10.2*    Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Craig L. Knutson.

10.3    Employment Agreement, entered into as of November 26, 2019, by and between the Company and Gudmundur Kristjansson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated November 26, 2019 (Commission File No. 1-13991)).

10.4*    Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Gudmundur Kristjansson.

10.5    Employment Agreement, entered into as of November 26, 2019, by and between the Company and Bryan Wulfsohn (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, dated November 26, 2019 (Commission File No. 1-13991)).

10.6*    Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Bryan Wulfsohn.

10.7    Agreement, entered into as of May 6, 2020, by and between the Company and Stephen D. Yarad (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated May 8, 2020 (Commission File No. 1-13991)

10.8*    Agreement, entered into as of May 6, 2020, by and between the Company and Harold E. Schwartz.

10.9    MFA Financial, Inc. Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated May 22, 2015 (Commission File No. 1-13991)).

10.10    MFA Financial, Inc. Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 12, 2020 (Commission File No. 1-13991))

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

10.18*    Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Equity Compensation Plan.

10.19*    Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Equity Compensation Plan.

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

10.23    Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated May 19, 2020 (Commission File No. 1-13991)).

10.24    Credit Agreement, dated June 15, 2020, among MFResidential Assets Holding Corp., the Company, the lenders party thereto and Wilmington Trust, National Association, as administrative agent and collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated June 30, 2020 (Commission File No. 1-13991)).

10.25    Investment Agreement, dated June 15, 2020, by and among the Company, Omaha Equity Aggregator, L.P. and Athene USA Corporation (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated June 30, 2020 (Commission File No. 1-13991)).

10.26    Registration Rights Agreement, dated June 26, 2020, by and among the Company, the Purchasers and the Assignees (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 8-K, dated June 30, 2020 (Commission File No. 1-13991)).

10.27    Form of Warrant, dated June 26, 2020 (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 8-K, dated June 30, 2020 (Commission File No. 1-13991)).

10.28    Reinstatement Agreement, dated as of June 26, 2020, by and among the Company and the several Participating Counterparties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated June 30, 2020 (Commission File No. 1-13991)).

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

101    Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) our Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (iii) our Consolidated Statements of Comprehensive Income / (Loss) for the years ended December 31, 2020, 2019 and 2018; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, 2019 and 2018; (v) our Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) the notes to our Consolidated Financial Statements.

104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

(c)   Financial Statement Schedules required by Regulation S-X

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2020.

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

SPECIAL NOTE REGARDING EXHIBITS

In reviewing the agreements included as exhibits to this Annual Report on Form 10-K, please remember they are included to provide you with information regarding their terms and are not intended to provide any other factual or disclosure information about the Company or the other parties to the agreements. The agreements contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties have been made solely for the benefit of the other parties to the applicable agreement and:

•should not in all instances be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements proved to be inaccurate;
•have been qualified by disclosures that were made to the other party in connection with the negotiation of the applicable agreement, which disclosures are not necessarily reflected in the agreement;
•may apply standards of materiality in a way that is different from what may be viewed as material to you or other investors; and
•were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement and are subject to more recent developments.

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

Date: February 23, 2021	MFA FINANCIAL, INC.
(Registrant)

	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 23, 2021	By	/s/	Craig L. Knutson
Craig L. Knutson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 23, 2021	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)

Date: February 23, 2021	By	/s/	George H. Krauss
George H. Krauss
Chairman and Director

Date: February 23, 2021	By	/s/	James A. Brodsky
James A. Brodsky
Director

Date: February 23, 2021	By	/s/	Laurie Goodman
Laurie Goodman
Director

Date: February 23, 2021	By	/s/	Robin Josephs
Robin Josephs
Director

Date: February 23, 2021	By	/s/	Francis J. Oelerich III
Francis J. Oelerich III
Director

Date: February 23, 2021	By	/s/	Lisa Polsky
Lisa Polsky
Director

Date: February 23, 2021	By	/s/	Richard C. Wald
Richard C. Wald
Director