Form 10-Q
period 2021-03-31
MFA FINANCIAL, INC.
filed 2021-05-06
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2021

or
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 1-13991
MFA FINANCIAL, INC.
(Exact name of registrant as specified in its charter)
__________________________________________________________________

Maryland		13-3974868
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

One Vanderbilt Ave., 48th Floor
New York	New York	10017
(Address of principal executive offices)		(Zip Code)
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

441,281,610 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 29, 2021.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Residential whole loans:
Residential whole loans, at carrying value ($2,366,285 and $2,704,646 pledged as collateral, respectively) (1)	$3,932,300	$4,195,332
Residential whole loans, at fair value ($889,100 and $827,001 pledged as collateral, respectively) (1)	1,320,199	1,216,902
Allowance for credit losses on residential whole loans held at carrying value	(63,244)	(86,833)
Total residential whole loans, net	5,189,255	5,325,401
Securities, at fair value ($350,115 and $399,999 pledged as collateral, respectively)	350,115	399,999
Cash and cash equivalents	780,714	814,354
Restricted cash	5,150	7,165
Other assets	392,726	385,381
Total Assets	$6,717,960	$6,932,300

Liabilities:
Financing agreements ($2,974,578 and $3,366,772 held at fair value, respectively)	$3,995,982	$4,336,976
Other liabilities	179,712	70,522
Total Liabilities	$4,175,694	$4,407,498

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	110
Common stock, $0.01 par value; 874,300 and 874,300 shares authorized; 446,114 and 451,714 shares issued and outstanding, respectively	4,461	4,517
Additional paid-in capital, in excess of par	3,825,606	3,848,129
Accumulated deficit	(1,361,664)	(1,405,327)
Accumulated other comprehensive income	73,673	77,293
Total Stockholders’ Equity	$2,542,266	$2,524,802
Total Liabilities and Stockholders’ Equity	$6,717,960	$6,932,300

(1)Includes approximately $1.5 billion and $1.4 billion of Residential whole loans, at carrying value and $311.6 million and $382.3 million of Residential whole loans, at fair value transferred to consolidated variable interest entities (“VIEs”) at March 31, 2021 and December 31, 2020, respectively. Such assets can be used only to settle the obligations of each respective VIE.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2021	2020
Interest Income:
Residential whole loans held at carrying value	$45,340	$83,486
Securities, at fair value	16,459	58,581
Other interest-earning assets	—	2,907
Cash and cash equivalent investments	54	486
Interest Income	$61,853	$145,460

Interest Expense:
Asset-backed and other collateralized financing arrangements	$26,050	$77,859
Other interest expense	4,020	5,900
Interest Expense	$30,070	$83,759

Net Interest Income	$31,783	$61,701

Reversal/(Provision) for credit and valuation losses on residential whole loans	$22,750	$(150,711)
Net Interest Income after Provision for Credit and Valuation Losses	$54,533	$(89,010)

Other Income, net:
Impairment and other losses on securities available-for-sale and other assets	$—	$(419,651)
Net realized loss on sales of securities and residential whole loans	—	(238,380)
Net unrealized gain/(loss) on securities measured at fair value through earnings	101	(77,961)
Net gain/(loss) on residential whole loans measured at fair value through earnings	49,809	(52,760)
Other, net	3,607	(2,011)
Other Income/(Loss), net	$53,517	$(790,763)

Operating and Other Expense:
Compensation and benefits	$8,437	$8,899
Other general and administrative expense	6,792	4,575
Loan servicing, financing and other related costs	7,299	11,280
Costs associated with restructuring/forbearance agreement	—	4,468
Operating and Other Expense	$22,528	$29,222

Net Income/(Loss)	$85,522	$(908,995)
Less Preferred Stock Dividend Requirement	$8,219	$5,215
Net Income/(Loss) Available to Common Stock and Participating Securities	$77,303	$(914,210)

Basic Earnings/(Loss) per Common Share	$0.17	$(2.02)
Diluted Earnings/(Loss) per Common Share	$0.17	$(2.02)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
	Three Months Ended March 31,
(In Thousands)	2021	2020
Net income/(loss)	$85,522	$(908,995)
Other Comprehensive (Loss):
Unrealized (losses)/gains on securities available-for-sale	(3,855)	124,410
Reclassification adjustment for securities sales included in net income	—	(23,953)
Reclassification adjustment for impairments included in net income	—	(344,269)
Derivative hedging instrument fair value changes, net	—	(50,127)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	235	—
Reclassification adjustment for losses related to hedging instruments included in net income	—	1,594
Other Comprehensive (Loss)	(3,620)	(292,345)
Comprehensive income/(loss) before preferred stock dividends	$81,902	$(1,201,340)
Dividends required on preferred stock	(8,219)	(5,215)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$73,683	$(1,206,555)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Three Months Ended March 31, 2021
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	11,000	$110	8,000	$80	451,714	$4,517	$3,848,129	$(1,405,327)	$77,293	$2,524,802
Net Income	—	—	—	—	—	—	—	85,522	—	85,522
Issuance of common stock, net of expenses	—	—	—	—	559	6	376	—	—	382
Repurchase of shares of common stock (1)	—	—	—	—	(6,159)	(62)	(25,074)	—	—	(25,136)
Equity based compensation expense	—	—	—	—	—	—	1,686	—	—	1,686
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	489	—	—	489
Dividends declared on common stock ($0.075 per share)	—	—	—	—	—	—	—	(33,521)	—	(33,521)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—		—	—	—	—	—	(4,468)	—	(4,468)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(120)	—	(120)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	—	—	(3,855)	(3,855)
Derivative hedging instrument fair value changes and amortization, net	—	—	—	—	—	—	—	—	—	—
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	235	235
Balance at March 31, 2021	11,000	$110	8,000	$80	446,114	$4,461	$3,825,606	$(1,361,664)	$73,673	$2,542,266

(1)  For the three months ended March 31, 2021 includes approximately $799,000 (213,123 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
			Three Months Ended March 31, 2020
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	—	8,000	$80	452,369	$4,524	$3,640,341	$(631,040)	$370,047	$3,383,952
Cumulative effect adjustment on adoption of new accounting standard ASU 2016-13	—	—	—	—	—	—	—	(8,326)	—	(8,326)
Net loss	—	—	—	—	—	—	—	(908,995)	—	(908,995)
Issuance of Series C Preferred Stock, net of expenses	11,000	110	—	—	—	—	265,919	—	—	266,029
Issuance of common stock, net of expenses	—	—	—	—	1,106	7	680	—	—	687
Repurchase of shares of common stock (1)	—	—	—	—	(337)	—	(2,652)	—	—	(2,652)
Equity based compensation expense	—	—	—	—	—	—	1,266	—	—	1,266
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	1,059	—	—	1,059
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(243,812)	(243,812)
Derivative hedging instruments fair value changes and amortization, net	—	—	—	—	—	—	—	—	(48,533)	(48,533)
Balance at March 31, 2020	11,000	$110	8,000	$80	453,138	$4,531	$3,906,613	$(1,548,361)	$77,702	$2,440,675

(1)  For the three months ended March 31, 2020, includes approximately $2.7 million (337,026 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31,
(In Thousands)	2021	2020

Cash Flows From Operating Activities:
Net income/(loss)	$85,522	$(908,995)
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains)/losses on residential whole loans and real estate owned, net	(35,893)	217,920
(Gains)/losses on securities, net	(100)	170,550
Impairment and other losses on securities available-for-sale and other assets	—	419,651
Accretion of purchase discounts on residential whole loans and securities	(16,436)	(12,114)
Amortization of purchase premiums on residential whole loans and securities, and amortization of terminated hedging instruments	6,791	15,266
(Reversal of provision)/provision for credit and valuation losses on residential whole loans and other financial instruments	(23,967)	150,711
Net other non-cash losses included in net income	5,212	7,689
Increase in other assets	(1,939)	(37,811)
Increase/(decrease) in other liabilities	4,975	(9,653)
Net cash provided by operating activities	$24,165	$13,214

Cash Flows From Investing Activities:
Purchases of residential whole loans, loan related investments and capitalized advances	$(184,707)	$(1,119,464)
Principal payments on residential whole loans and loan related investments	425,300	508,855
Purchases of securities	—	(162,607)
Proceeds from sales of securities and other assets	—	1,009,316
Principal payments on securities	58,896	539,882
Purchases of real estate owned and capital improvements	(217)	(5,606)
Proceeds from sales of real estate owned	50,619	52,042
Additions to leasehold improvements, furniture and fixtures	(4,415)	(176)
Net cash provided by investing activities	$345,476	$822,242

Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(821,716)	$(12,903,818)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	663,926	12,216,862
Principal payments on other collateralized financing agreements	(521,259)	(37,418)
Proceeds from borrowings under other collateralized financing agreements	437,915	—
Payment made for other collateralized financing agreement related costs	(1,371)	—
Principal payment on redemption of Senior notes	(100,000)	—
Payments made for settlements and unwinds of Swaps	—	(88,405)
Proceeds from issuance of series C preferred stock	—	275,000
Payments made for costs related to series C preferred stock issuance	—	(8,912)
Proceeds from issuances of common stock	376	687
Payments made for the repurchase of common stock through the share repurchase program	(20,933)	—
Dividends paid on preferred stock	(8,219)	—
Dividends paid on common stock and dividend equivalents	(34,015)	(90,749)
Net cash used in financing activities	$(405,296)	$(636,753)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(35,655)	$198,703
Cash, cash equivalents and restricted cash at beginning of period	$821,519	$134,664
Cash, cash equivalents and restricted cash at end of period	$785,864	$333,367

Supplemental Disclosure of Cash Flow Information
Interest Paid	$29,554	$80,158

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$20,068	$50,693
Dividends and dividend equivalents declared and unpaid	$33,640	$—
Payable for unsettled residential whole loan purchases	$112,202	$—
Receivable for unsettled residential whole loan and securities sales	$—	$419,583
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

1.   Organization

MFA Financial, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders.  The Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business (see Note 2(m)).

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2021 and results of operations for all periods presented have been made.  The results of operations for the three months ended March 31, 2021 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas, impairment, valuation allowances and loss allowances on residential whole loans (see Note 3), MBS, CRT securities and MSR-related assets (collectively, “Securities, at fair value”) (see Note 4) and Other assets (see Note 5), valuation of Securities, at fair value (see Notes 4 and 14), income recognition and valuation of residential whole loans (see Notes 3 and 14), valuation of derivative instruments (see Notes 5(c) and 14) and income recognition on certain Non-Agency MBS (defined below) purchased at a discount (see Note 4).  In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (see Note 2(m)).  Actual results could differ from those estimates.

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
MARCH 31, 2021
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
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

The aggregate allowance for credit losses is equal to the sum of the losses expected over the life of each respective loan. Expected losses are generally calculated based on the estimated probability of default and loss severity of loans in the portfolio, which involves projecting each loan’s expected cash flows based on their contractual terms, expected prepayments, and estimated default and loss severity rates. The results were not discounted. The default and severity rates were estimated based on the following steps: (i) obtained the Company’s historical experience through an entire economic cycle for each loan type or, to the extent the Company did not have sufficient historical loss experience for a given loan type, publicly available data derived from the historical loss experience of certain banks, which data the Company believes is generally representative of its portfolio, (ii) obtained historical economic data (U.S. unemployment rates and home price appreciation) over the same period, and (iii) estimated default and severity rates during three distinct future periods based on historical default and severity rates during periods when economic conditions similar to those forecasted were experienced. The default and severity rates were applied to the estimated amount of loans outstanding during each future period, based on contractual terms and expected prepayments. Expected prepayments are estimated based on historical experience and current and expected future economic conditions, including market interest rates. The three periods were as follows: (i) a one-year forecast of economic conditions based on U.S. unemployment rates and home price appreciation, followed by (ii) a two-year “reversion” period during which economic conditions (U.S. unemployment rates and home price appreciation) are projected to revert to historical averages on a straight line basis, followed by (iii) the remaining life of each loan, during which period economic conditions (U.S. unemployment rates and home price appreciation) are projected to equal historical averages. In addition, a liability is established (and recorded in Other Liabilities) each period using a similar methodology for committed but undrawn loan amounts. The Company forecasts future economic conditions based on forecasts provided by an external preparer of economic forecasts, as well as its own knowledge of the market and its portfolio. The Company generally considers multiple scenarios and selects the one that it believes results in the most reasonable estimate of expected losses. The Company may apply qualitative adjustments to these results as further described in Note 3. For certain loans where foreclosure has been deemed to be probable, loss estimates are based on whether the value of the underlying collateral is sufficient to recover the carrying value of the loan. This methodology has not changed from the calculation of the allowance for credit losses on January 1, 2020 pursuant to the transition to Accounting Standards Update (“ASU”) 2016-13 as described below under “New Accounting Standards and Interpretations,” other than a change in the reversion period from one year to two years to reflect the expected ongoing impact of current conditions (see Note 3).

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
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

Income received in cash or accrued, including coupon interest, on residential whole loans held at fair value is not included in Interest Income, but rather is included in Net (loss)/gain on residential whole loans measured at fair value through earnings on the Company’s consolidated statements of operations. Cash outflows associated with loan-related advances made by the Company on behalf of the borrower are included in the basis of the loan and are reflected in unrealized gains or losses reported each period.

(c)  Securities, at Fair Value

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

The Company’s term notes backed by MSR-related collateral are treated as “available-for-sale” (“AFS”) securities and reported at fair value on the Company’s consolidated balance sheets with unrealized gains and losses excluded from earnings and reported in Accumulated other comprehensive income/(loss) (“AOCI”), a component of Stockholders’ Equity, subject to impairment and loss allowances. Interest income is recognized on an accrual basis on the Company’s consolidated statements of operations. The Company’s valuation process for such notes is similar to that used for residential mortgage securities and considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity. Other factors taken into consideration include estimated changes in fair value of the related underlying MSR collateral, as applicable, and the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient.

Corporate Loans
The Company has made or participated in loans to provide financing to entities that originate residential mortgage loans and own the related MSRs. These corporate loans are generally secured by certain MSRs, as well as certain other unencumbered assets owned by the borrower.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

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

Residential Mortgage Securities

Prior to the quarter ended June 30, 2020, the Company had invested in residential mortgage-backed securities (“MBS”) that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Agency MBS”), and residential MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation (“Non-Agency MBS”). The Company disposed of its investments in Agency MBS during 2020 and has substantially reduced its investments in Non-Agency MBS. In addition, the Company has investments in CRT securities that are issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. As the loans in the underlying pool are paid, the principal balance of the CRT securities is paid. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company.

Designation

MBS that the Company generally intends to hold until maturity, but that it may sell from time to time as part of the overall management of its business, are designated as AFS. Such MBS are carried at their fair value with unrealized gains and losses excluded from earnings (except when an allowance for loan losses is recognized, as discussed below) and reported in AOCI, a component of Stockholders’ Equity.

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

In addition, the Company has elected the fair value option for certain of its CRT securities as it considers this method of accounting to more appropriately reflect the risk-sharing structure of these securities. Such securities are carried at their fair value with changes in fair value included in earnings for the period and reported in Other Income, net on the Company’s consolidated statements of operations.

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
MARCH 31, 2021
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

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at March 31, 2021 and December 31, 2020. At March 31, 2021 and December 31, 2020, the Company had cash and cash equivalents of $780.7 million and $814.4 million, respectively. At March 31, 2021, the Company had $721.7 million of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. As of December 31, 2020, the Company had $752.4 million worth of investments in overnight money market funds. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 7 and 14).

(e)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties in connection with certain of the Company’s Swaps and/or financing agreements that is not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreement and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap and/or financing agreements.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its financing agreements and/or Swaps of $5.2 million and $7.2 million at March 31, 2021 and December 31, 2020, respectively (see Notes 5(c), 6, 7 and 14).

(f) Real Estate Owned (“REO”)
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

(g)  Leases and Depreciation

Leases

The Company records its operating lease liabilities and operating lease right-of-use assets on its consolidated balance sheets. The operating lease liabilities are equal to the present value of the remaining fixed lease payments (excluding real estate tax and operating expense escalations) discounted at the Company’s estimated incremental borrowing rate at the date of lease commencement, and the operating lease right-of-use assets are equal to the operating lease liabilities adjusted for lease incentives and initial direct costs. As lease payments are made, the operating lease liabilities are reduced to the present value of the remaining lease payments and the operating lease right-of-use assets are reduced by the difference between the lease expense (straight-lined over the lease term) and the theoretical interest expense amount (calculated using the incremental borrowing rate at the date of lease commencement). See Note 10 for further discussion on leases.

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

(h)  Loan Securitization and Other Debt Issuance Costs

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

(i)  Financing Agreements

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
MARCH 31, 2021
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

(j)  Equity-Based Compensation

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

The Company makes dividend equivalent payments in connection with certain of its equity-based awards.   A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Company’s Equity Compensation Plan (the “Equity Plan”), and they are paid in cash or other consideration at such times and in accordance with such rules, terms and conditions, as the Compensation Committee may determine in its discretion.  Payments pursuant to dividend equivalents are generally charged to Stockholders’ Equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for dividend equivalents to the extent that the attached equity awards (i) do not or are not expected to vest and (ii) grantees are not required to return payments of dividends or dividend equivalents to the Company (see Notes 2(k) and 13).

(k)  Earnings per Common Share (“EPS”)

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and an estimate of other securities that participate in dividends, such as the Company’s dividend equivalents attached to/associated with RSUs, to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and estimated securities that participate in dividends based on their respective weighted-average shares outstanding for the period.  For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of RSUs outstanding that are unvested and have dividends that are subject to forfeiture, and for the effect of outstanding warrants, using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments (if any), are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  In addition, the Company’s Convertible Senior Notes are included in the calculation of diluted EPS if the assumed conversion into common shares is dilutive, using the “if-converted” method. This calculation involves adding back the periodic interest expense associated with the Convertible Senior Notes to the numerator and by adding the shares that would be issued in an assumed conversion (regardless of whether the conversion option is in or out of the money) to the denominator for the purposes of calculating diluted EPS (see Note 12).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
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

In addition, the Company has elected to treat certain of its subsidiaries as TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Given that a portion of the Company’s business is conducted through one or more TRS, the net taxable income earned by its domestic TRS, if any, is subject to corporate income taxation. To maintain the Company’s REIT election, no more than 20% of the value of the Company’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U.S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No net deferred tax benefit was recorded by the Company for the three months ended March 31, 2021 and 2020, related to the net taxable losses in the TRS, since a valuation allowance for the full amount of the associated deferred tax asset of approximately $74.4 million was recognized as its recovery is not considered more likely than not. The related net operating loss carryforwards generated prior to 2018 will begin to expire in 2034; those generated in 2021, 2020 and 2019 can be carried back to each of the five taxable years preceding the taxable year of such loss and thereafter can be carried forward and do not expire.

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of March 31, 2021, December 31, 2020, or March 31, 2020. As of the date of this filing, the Company’s tax returns for tax years 2017 through 2019 are open to examination.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(n)  Derivative Financial Instruments

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
MARCH 31, 2021

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

(r)  New Accounting Standards and Interpretations

Accounting Standards Adopted in 2021

ASU 2020-06 Early Adoption

In August 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40) Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (or ASU 2020-06). ASU 2020-06 was issued in order to reduce the complexity associated with recording financial instruments with characteristics of both liabilities and equity by eliminating certain accounting models associated with such instruments and enhancing disclosure requirements. The Company early adopted ASU 2020-06 in the first quarter of 2021 and it did not have a material impact on the Company’s accounting or disclosures.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
3.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at March 31, 2021 and December 31, 2020 are approximately $5.2 billion and $5.3 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes.

Residential Whole Loans, at Carrying Value

The following table presents the components of the Company’s Residential whole loans, at carrying value at March 31, 2021 and December 31, 2020:

(Dollars In Thousands)	March 31, 2021	December 31, 2020
Purchased Performing Loans:
Non-QM loans	$2,243,444	$2,357,185
Rehabilitation loans	464,385	581,801
Single-family rental loans	451,791	446,374
Seasoned performing loans	128,069	136,264
Total Purchased Performing Loans	3,287,689	3,521,624
Purchased Credit Deteriorated Loans	644,611	673,708
Total Residential whole loans, at carrying value	$3,932,300	$4,195,332
Allowance for credit losses on residential whole loans held at carrying value	(63,244)	(86,833)
Total Residential whole loans at carrying value, net	$3,869,056	$4,108,499

Number of loans	12,575	13,112

The following table presents the components of interest income on the Company’s Residential whole loans, at carrying value for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Purchased Performing Loans:
Non-QM loans (1)	$22,114	$49,070
Rehabilitation loans	6,668	15,327
Single-family rental loans	6,278	7,343
Seasoned performing loans	1,990	2,600
Total Purchased Performing Loans	37,050	74,340
Purchased Credit Deteriorated Loans	8,290	9,146
Total Residential whole loans, at carrying value	$45,340	$83,486

(1) Includes interest income on Non-QM loans held-for-sale at March 31, 2020.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
The following table presents additional information regarding the Company’s Residential whole loans, at carrying value at March 31, 2021:
March 31, 2021

	Carrying Value	Amortized Cost Basis	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by Amortized Cost Basis
									Past Due Days
(Dollars In Thousands)								Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans (4)	$2,228,899	$2,243,444	$2,183,662	5.82%	350	64%	713	$1,975,505	$89,767	$42,912	$135,260
Rehabilitation loans (4)	450,717	464,385	464,385	7.23	3	64	719	293,931	21,296	12,167	136,991
Single-family rental loans (4)	449,045	451,791	447,072	6.29	320	70	730	421,258	4,507	1,935	24,091
Seasoned performing loans (4)	128,003	128,069	139,847	3.12	169	39	723	115,315	2,445	1,589	8,721
Purchased Credit Deteriorated Loans (4)(5)	612,392	644,611	751,759	4.49	285	75	N/A	N/M	N/M	N/M	117,509
Residential whole loans, at carrying value, total or weighted average	$3,869,056	$3,932,300	$3,986,725	5.72%	288

December 31, 2020

	Carrying Value	Amortized Cost Basis	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by Amortized Cost Basis
									Past Due Days
(Dollars In Thousands)								Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans (4)	$2,336,117	$2,357,185	$2,294,086	5.84%	351	64%	712	$2,099,134	$73,163	$36,501	$148,387
Rehabilitation loans (4)	563,430	581,801	581,801	7.29	3	63	719	390,706	29,315	25,433	136,347
Single-family rental loans (4)	442,456	446,374	442,208	6.32	324	70	730	415,386	6,652	3,948	20,388
Seasoned performing loans (4)	136,157	136,264	149,004	3.30	171	40	723	124,877	2,186	1,170	8,031
Purchased Credit Deteriorated Loans (4)(5)	630,339	673,708	782,319	4.46	287	76	N/A	N/M	N/M	N/M	119,621
Residential whole loans, at carrying value, total or weighted average	$4,108,499	$4,195,332	$4,249,418	5.77%	282

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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $151.7 million and $189.9 million at March 31, 2021 and December 31, 2020, respectively, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68% and 69% at March 31, 2021 and December 31, 2020, respectively. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.
(3)Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.
(4)At March 31, 2021 and December 31, 2020 the difference between the Carrying Value and Amortized Cost Basis represents the related allowance for credit losses.
(5)Purchased Credit Deteriorated Loans tend to be characterized by varying performance of the underlying borrowers over time, including loans where multiple months of payments are received in a period to bring the loan to current status, followed by months where no payments are received. Accordingly, delinquency information is presented only for loans that are more than 90 days past due.

No Residential whole loans, at carrying value were sold during the three months ended March 31, 2021. During the three months ended March 31, 2020, $659.9 million of Non-QM loans were sold, realizing losses of $145.8 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential Whole Loans, at Carrying Value:

	Three Months Ended March 31, 2021
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2020	$21,068	$18,371	$3,918	$107	$43,369	$86,833
Current provision	(6,523)	(3,700)	(1,172)	(41)	(10,936)	(22,372)
Write-offs	—	(1,003)	—	—	(214)	(1,217)
Allowance for credit losses at March 31, 2021	$14,545	$13,668	$2,746	$66	$32,219	$63,244

	Three Months Ended March 31, 2020
(Dollars In Thousands)	Non-QM Loans (4)	Rehabilitation Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2019	$388	$2,331	$62	$—	$244	$3,025
Transition adjustment on adoption of ASU 2016-13 (5)	6,904	517	754	19	62,361	70,555
Current provision	26,358	33,213	6,615	230	8,481	74,897
Write-offs	—	(428)	—	—	(219)	(647)
Valuation adjustment on loans held for sale	70,181	—	—	—	—	70,181
Allowance for credit and valuation losses at March 31, 2020	$103,831	$35,633	$7,431	$249	$70,867	$218,011

(1)In connection with purchased Rehabilitation loans, the Company had unfunded commitments of $54.4 million and $123.1 million as of March 31, 2021 and 2020, respectively, with an allowance for credit losses of $795,905 and $3.5 million at March 31, 2021 and 2020, respectively. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 9).
(2)Includes $149.2 million and $110.8 million of loans that were assessed for credit losses based on a collateral dependent methodology as of March 31, 2021 and 2020, respectively.
(3)Includes $87.7 million and $74.5 million of loans that were assessed for credit losses based on a collateral dependent methodology as of March 31, 2021 and 2020, respectively.
(4)Includes Non-QM loans held-for-sale with a net carrying value of $895.3 million at March 31, 2020.
(5)Of the $70.6 million of reserves recorded on adoption of ASU 2016-13, $8.3 million was recorded as an adjustment to stockholders’ equity and $62.4 million was recorded as a “gross up” of the amortized cost basis of Purchased Credit Deteriorated Loans.

The Company adopted ASU 2016-13 (“CECL”) on January 1, 2020 (see Note 2). The anticipated impact of the COVID-19 pandemic on expected economic conditions, including forecasted unemployment, home price appreciation, and prepayment rates, for the short to medium term resulted in significantly increased estimates of credit losses recorded under CECL for the first quarter of 2020 for residential whole loans held at carrying value. Since the end of the first quarter of 2020, primarily as a result of generally more stable markets and an ongoing economic recovery, the Company has made subsequent revisions to certain macro-economic assumptions, including its estimates related to future rates of unemployment and home price appreciation, and has made adjustments to the quantitative model outputs for relevant qualitative factors. The net impact of these assumption revisions and qualitative adjustments has resulted in a reversal of a portion of the allowance for loan loss since the end of the first quarter of 2020. The qualitative adjustments, which have the effect of increasing expected loss estimates, were determined based on a variety of factors, including differences between the Company’s loan portfolio and the loan portfolios represented by data available in regulatory filings of certain banks that are considered to have similar loan portfolios (available proxy data), and differences between current (and expected future) market conditions in comparison to market conditions that occurred in historical periods. Such differences include uncertainty with respect to the ongoing impact of the pandemic, the speed of vaccine deployment and time period for a significant portion of society to be vaccinated, the extent and timing of government stimulus efforts and heightened political uncertainty. The Company’s estimates of credit losses reflect the Company’s expectation that full recovery to pre-pandemic economic conditions will take an extended period, resulting in increased delinquencies and defaults during this period compared to historical periods. Estimates of credit losses

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
under CECL are highly sensitive to changes in assumptions and current economic conditions have increased the difficulty of accurately forecasting future conditions.

The amortized cost basis of Purchased Performing Loans on nonaccrual status as of March 31, 2021 and December 31, 2020 was $363.3 million and $373.3 million, respectively. The amortized cost basis of Purchased Credit Deteriorated Loans on nonaccrual status as of March 31, 2021 and December 31, 2020 was $146.4 million and $151.4 million, respectively. No interest income was recognized from loans on nonaccrual status during the three months ended March 31, 2021 and 2020. At March 31, 2021 and December 31, 2020, there were approximately $132.3 million and $130.7 million of loans on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

The following table presents certain additional credit-related information regarding our residential whole loans:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2021	2020	2019	2018	2017	Prior	Total
Non-QM loans
LTV <= 80% (1)	$86,788	$419,564	$1,012,210	$560,489	$62,613	$5,340	$2,147,004
LTV > 80% (1)	4,271	43,575	24,620	19,224	4,599	151	96,440
Total Non-QM loans	$91,059	$463,139	$1,036,830	$579,713	$67,212	$5,491	$2,243,444
Three Months Ended March 31, 2021 Gross write-offs	$—		$—		$—	$—	$—
Three Months Ended March 31, 2021 Recoveries	—	—	—	—	—	—	—
Three Months Ended March 31, 2021 Net write-offs	$—	$—	$—	$—	$—	$—	$—

Rehabilitation loans
LTV <= 80% (1)	$12,867	$43,504	$341,513	$58,888	$4,071	$—	$460,843
LTV > 80% (1)	—	—	1,842	—	1,700	—	3,542
Total Rehabilitation loans	$12,867	$43,504	$343,355	$58,888	$5,771	$—	$464,385
Three Months Ended March 31, 2021 Gross write-offs	$—	$—	$991	$12	$—	$—	$1,003
Three Months Ended March 31, 2021 Recoveries	—	—	—	—	—	—	—
Three Months Ended March 31, 2021 Net write-offs	$—	$—	$991	$12	$—	$—	$1,003

Single family rental loans
LTV <= 80% (1)	$15,765	$39,564	$264,032	$112,995	$12,881	$—	$445,237
LTV > 80% (1)	—	514	5,953	87	—	—	6,554
Total Single family rental loans	$15,765	$40,078	$269,985	$113,082	$12,881	$—	$451,791
Three Months Ended March 31, 2021 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Three Months Ended March 31, 2021 Recoveries	—	—	—	—	—	—	—
Three Months Ended March 31, 2021 Net write-offs	$—	$—	$—	$—	$—	$—	$—

Seasoned performing loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$122,389	$122,389
LTV > 80% (1)	—	—	—	—	—	5,680	5,680
Total Seasoned performing loans	$—	$—	$—	$—	$—	$128,069	$128,069
Three Months Ended March 31, 2021 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Three Months Ended March 31, 2021 Recoveries	—	—	—	—	—	—	—
Three Months Ended March 31, 2021 Net write-offs	$—	$—	$—	$—	$—	$—	$—

Purchased credit deteriorated loans
LTV <= 80% (1)	$—	$—	$—	$—	$627	$423,587	$424,214
LTV > 80% (1)	—	—	—	—	—	220,397	220,397
Total Purchased credit deteriorated loans	$—	$—	$—	$—	$627	$643,984	$644,611
Three Months Ended March 31, 2021 Gross write-offs	$—	$—	$—	$—	$—	$214	$214
Three Months Ended March 31, 2021 Recoveries	—	—	—	—	—	—	—
Three Months Ended March 31, 2021 Net write-offs	$—	$—	$—	$—	$—	$214	$214

Total LTV <= 80% (1)	$115,420	$502,632	$1,617,755	$732,372	$80,192	$551,316	$3,599,687
Total LTV > 80% (1)	4,271	44,089	32,415	19,311	6,299	226,228	332,613
Total residential whole loans, at carrying value	$119,691	$546,721	$1,650,170	$751,683	$86,491	$777,544	$3,932,300
Total Gross write-offs	$—	$—	$991	$12	$—	$214	$1,217
Total Recoveries	—	—	—	—	—	—	—
Total Net write-offs	$—	$—	$991	$12	$—	$214	$1,217

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $151.7 million at March 31, 2021, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68% at March 31, 2021. Certain low value loans secured by vacant lots are categorized as LTV > 80%.

The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 90 days or more delinquent:

	March 31, 2021
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Credit Deteriorated Loans	$117,509	$142,850	85.9%
Non-QM loans	$135,260	$132,732	65.7%
Rehabilitation loans	$136,991	$136,991	65.7%
Single-family rental loans	$24,091	$24,052	73.4%
Seasoned performing loans	$8,721	$9,449	50.7%
Residential whole loans, at fair value	$555,171	$584,025	82.6%

	December 31, 2020
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Credit Deteriorated Loans	$119,621	$145,028	86.7%
Non-QM loans	$148,387	$144,681	65.9%
Rehabilitation loans	$136,347	$136,347	65.8%
Single-family rental loans	$20,388	$20,233	72.7%
Seasoned performing loans	$8,031	$8,823	55.1%
Residential whole loans, at fair value	$571,729	$625,621	86.8%

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
The following table presents information regarding the Company’s residential whole loans held at fair value at March 31, 2021 and December 31, 2020:

(Dollars in Thousands)	March 31, 2021 (1)	December 31, 2020
Less than 60 Days Past Due:
Outstanding principal balance	$590,813	$602,292
Aggregate fair value	$596,805	$595,521
Weighted Average LTV Ratio (1)	69.46%	72.57%
Number of loans	2,975	3,033

60 Days to 89 Days Past Due:
Outstanding principal balance	$58,625	$54,180
Aggregate fair value	$56,021	$49,652
Weighted Average LTV Ratio (1)	70.56%	82.11%
Number of loans	293	263

90 Days or More Past Due:
Outstanding principal balance	$584,025	$625,621
Aggregate fair value	$555,171	$571,729
Weighted Average LTV Ratio (1)	82.56%	86.78%
Number of loans	2,170	2,326
Total Residential whole loans, at fair value	$1,207,997	$1,216,902

(1)Excluded from this table are approximately $112.2 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of March 31, 2021.
(2)LTV represents the ratio of the total unpaid principal balance of the loan, to the estimated value of the collateral securing the related loan. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the components of Net gain/(loss) on residential whole loans measured at fair value through earnings for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Coupon payments, realized gains, and other income received (1)	$16,676	$19,036
Net unrealized gains/(losses)	32,088	(74,556)
Net gain on transfers to REO	1,045	2,760
Total	$49,809	$(52,760)

(1)Primarily includes gains on liquidation of non-performing loans, including the recovery of delinquent interest payments, recurring coupon interest payments received on mortgage loans that are contractually current, and cash payments received from private mortgage insurance on liquidated loans.

4.                   Securities, at Fair Value

MSR-Related Assets

Term Notes Backed by MSR-Related Collateral

At March 31, 2021 and December 31, 2020, the Company had $244.7 million and $239.0 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

At March 31, 2021, these term notes had an amortized cost of $185.6 million, gross unrealized gains of approximately $59.1 million, a weighted average yield of 12.1% and a weighted average term to maturity of 8.2 years. At December 31, 2020, the term notes had an amortized cost of $184.9 million, gross unrealized gains of approximately $54.0 million, a weighted average yield of 12.30% and a weighted average term to maturity of 8.7 years. During the three months ended March 31, 2020, the Company sold certain term notes for $136.8 million, realizing gains of $24.6 million, respectively. During the three months ended March 31, 2020, the Company recognized an impairment loss related to its term notes of $280.8 million based on its intent to sell, or the likelihood it will be required to sell, such notes.

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

Agency and Non-Agency MBS

MBS investments held during the year December 31, 2020 or in prior periods included Agency MBS and Non-Agency MBS which include MBS issued prior to 2008 (“Legacy Non-Agency MBS”). These MBS are secured by: (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”), which have interest rates that reset annually or more frequently (collectively, “ARM-MBS”); and (iii) 15 and 30 year fixed-rate mortgages for Agency MBS and, for Non-Agency MBS, 30-year and longer-term fixed rate mortgages. In addition, the Company’s MBS are also comprised of MBS backed by securitized re-performing/non-performing loans (“RPL/NPL MBS”), where the cash flows of the bond may not reflect the contractual cash flows of the underlying collateral. The Company’s RPL/NPL MBS are generally structured with a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements (see Note 7).

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

Non-Agency MBS:  The Company’s Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation.  Credit risk associated with Non-Agency MBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral. During 2020, the Company had sold all of its holdings of Legacy Non-Agency MBS and substantially reduced its holdings of other Non-Agency MBS.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
The following tables present certain information about the Company’s residential mortgage securities at March 31, 2021 and December 31, 2020:

March 31, 2021

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Total residential mortgage securities (2)(3)(4)(5)	$105,487	$3,764	$(69)	$(20,768)	$88,414	$17,207	$(206)	$17,001	$105,415

December 31, 2020

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Total residential mortgage securities (2)(3)(4)(5)	$161,878	$3,022	$(8,206)	$(21,437)	$135,257	$26,926	$(1,183)	$25,743	$161,000

(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Includes RPL/NPL MBS, which at March 31, 2021 had an $1.6 million Principal/Current face, $1.6 million amortized cost and $1.6 million fair value. At December 31, 2020, RPL/NPL MBS had a $55.0 million Principal/Current face, $46.9 million amortized cost and $53.9 million fair value.
(4)At March 31, 2021 and December 31, 2020, the Company expected to recover approximately 100% and 99% of the then-current face amount of Non-Agency MBS, respectively.
(5)Amounts disclosed at March 31, 2021 includes CRT securities with a fair value of $66.2 million for which the fair value option has been elected. Such securities had $535,000 gross unrealized gains and gross unrealized losses of approximately $206,000 at March 31, 2021. Amounts disclosed at December 31, 2020 includes CRT securities with a fair value of $66.2 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $551,000 and gross unrealized losses of approximately $322,000 at December 31, 2020.

Sales of Residential Mortgage Securities

The following table presents information about the Company’s sales of its residential mortgage securities for the three months ended March 31, 2021 and 2020. The Company has no continuing involvement with any of the sold securities.

	Three Months Ended March 31, 2021		Three Months Ended March 31, 2020
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$—	$—	$965,132	$(22,854)
Non-Agency MBS	—	—	264,385	(43,124)
CRT Securities	—	—	35,645	(2,017)
Total	$—	$—	$1,265,162	$(67,995)

Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities at March 31, 2021.

The Company did not recognize an allowance for credit losses (or other than temporary impairment in prior year periods) through earnings related to its MBS for the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company recognized an aggregate impairment loss related to its MBS of $63.5 million based on its intent to sell, or the likelihood it will be required to sell, certain securities at such time.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential mortgage securities and MSR-related assets:

	Three Months Ended March 31,
(Dollars In Thousands)	2021	2020
Allowance for credit losses at beginning of period	$—	$—
Current provision:	—	—
Securities with no prior loss allowance	—	344,269
Securities with a prior loss allowance	—	—
Write-offs, including allowance related to securities the Company intended to sell	—	(344,269)
Allowance for credit losses at end of period	$—	$—

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands)	2021	2020
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$79,607	$392,722
Unrealized (losses)/gains on securities available-for-sale	(3,855)	124,410
Reclassification adjustment for MBS sales included in net income	—	(23,953)
Reclassification adjustment for impairment included in net income	—	(344,269)
Change in AOCI from AFS securities	(3,855)	(243,812)
Balance at end of period	$75,752	$148,910

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Agency MBS
Coupon interest	$—	$13,636
Effective yield adjustment (1)	—	(4,775)
Interest income	$—	$8,861

Legacy Non-Agency MBS
Coupon interest	$14	$17,282
Effective yield adjustment (2)(3)	670	9,406
Interest income	$684	$26,688

RPL/NPL MBS
Coupon interest	$352	$5,583
Effective yield adjustment (1)(4)	8,135	280
Interest income	$8,487	$5,863

CRT securities
Coupon interest	$921	$3,485
Effective yield adjustment (2)	744	(523)
Interest income	$1,665	$2,962

MSR-related assets
Coupon interest	$2,405	$14,207
Effective yield adjustment (1)(2)	3,218	—
Interest income	$5,623	$14,207

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
(3) Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of approximately $670,000 during the three months ended March 31, 2021.
(4) Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of approximately $8.1 million and $277,000 during the three months ended March 31, 2021 and 2020, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

5.    Other Assets

The following table presents the components of the Company’s Other assets at March 31, 2021 and December 31, 2020:

(In Thousands)	March 31, 2021	December 31, 2020
REO (1)	$220,393	$249,699
Capital contributions made to loan origination partners	81,374	47,148
Interest receivable	35,989	38,850
Other MBS and loan related receivables	23,403	16,682
Other	31,567	33,002
Total Other Assets	$392,726	$385,381

(1)    Includes $61.1 million and $61.8 million of REO that is held-for-investment at March 31, 2021 and December 31, 2020, respectively.

(a) Real Estate Owned

At March 31, 2021, the Company had 835 REO properties with an aggregate carrying value of $220.4 million. At December 31, 2020, the Company had 946 REO properties with an aggregate carrying value of $249.7 million.
At March 31, 2021, $218.0 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $156.6 million of residential whole loans held at carrying value and $436.9 million of residential whole loans held at fair value at March 31, 2021.

The following table presents the activity in the Company’s REO for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Balance at beginning of period	$249,699	$411,659
Adjustments to record at lower of cost or fair value	(874)	(4,750)
Transfer from residential whole loans (1)	20,068	50,693
Purchases and capital improvements, net	217	5,809
Disposals (2)	(48,386)	(51,735)
Depreciation	(331)	(203)
Balance at end of period	$220,393	$411,473

Number of properties	835	1,622

(1)Includes net gain recorded on transfer of approximately $1.1 million and $3.0 million for the three months ended March 31, 2021 and 2020, respectively.
(2)During the three months ended March 31, 2021 and 2020, the Company sold 177 and 249 REO properties for consideration of $50.6 million and $54.8 million, realizing net gains of approximately $2.2 million and $3.1 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

(b) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom it sources residential mortgage loans through both flow arrangements and bulk purchases. To date, such contributions of capital include the following investments (based on their carrying value prior to any impairments): $49.2 million of common equity (including partnership interests) and $100.8 million of preferred equity. In addition, for certain partners, options or warrants may have also been acquired that provide the Company the ability to increase the level of its

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
investment if certain conditions are met. At the end of each reporting period, or earlier if circumstances warrant, the Company evaluates whether the nature of its interests and other involvement with the investee entity requires the Company to apply equity method accounting or consolidate the results of the investee entity with the Company’s financial results. To date, the nature of the Company’s interests and/or involvement with investee companies has not resulted in consolidation. Further, to the extent that the nature of the Company’s interests has resulted in the need for the Company to apply equity method accounting, the impact of such accounting on the Company’s results for periods subsequent to that in which the Company was determined to have significant influence over the investee company was not material for any period. As the interests acquired to date by the Company generally do not have a readily determinable fair value, the Company accounts for its non-equity method interests (including any acquired options and warrants) in loan originators initially at cost. The carrying value of these investments will be adjusted if it is determined that an impairment has occurred or if there has been a subsequent observable transaction in either the investee company’s equity securities or a similar security that provides evidence to support an adjustment to the carrying value. Following an evaluation of the anticipated impact of COVID-19 on economic conditions for the short to medium term, the Company recorded impairment charges of $58.1 million on investments in certain loan origination partners during the three months ended March 31, 2020, which was included in “Impairment and other losses on securities available-for-sale and other assets” on the consolidated statements of operations. The Company did not record any impairment charges to earnings on investments in certain loan origination partners during the three months ended March 31, 2021. At March 31, 2021, approximately $685.8 million of the Company’s Residential whole loans, at carrying value were serviced by entities in which the Company has an investment.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
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

In response to the turmoil in the financial markets resulting from COVID-19 experienced during the three months ended March 31, 2020, and given that management no longer considered these transactions to be effective hedges in the then prevailing interest rate environment, the Company unwound all of its approximately $4.1 billion of Swap hedging transactions late in the first quarter of 2020 in order to recover previously posted margin.

The following table presents the net impact of the Company’s derivative hedging instruments on its net interest expense and the weighted average interest rate paid and received for such Swaps for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(Dollars in Thousands)	2021	2020
Interest (expense)/income attributable to Swaps	$—	$(3,359)
Weighted average Swap rate paid	—%	2.09%
Weighted average Swap rate received	—%	1.65%

During the three months ended March 31, 2020, the Company recorded net losses on Swaps not designated in hedging relationships of approximately $4.3 million, which included $9.4 million of losses realized on the unwind of certain Swaps. These amounts are included in Other income, net on the Company’s consolidated statements of operations.

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands)	2021	2020
AOCI from derivative hedging instruments:
Balance at beginning of period	$—	$(22,675)
Net loss on Swaps	—	(50,127)
Reclassification adjustment for losses/gains related to hedging instruments included in net income	—	1,594
Balance at end of period	$—	$(71,208)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
6.      Financing Agreements

The following tables present the components of the Company’s Financing agreements at March 31, 2021 and December 31, 2020:

	March 31, 2021
(In Thousands)	Unpaid Principal Balance	Amortized Cost Balance	Fair Value/Carrying Value(1)
Financing agreements, at fair value
Agreements with non-mark-to-market collateral provisions	$1,039,205	$1,039,205	$1,041,283
Agreements with mark-to-market collateral provisions	1,180,287	1,180,287	1,180,287
Securitized debt	748,717	748,708	753,008
Total Financing agreements, at fair value	$2,968,209	$2,968,200	$2,974,578

Other financing agreements
Securitized debt	$800,137		$795,912
Convertible senior notes	230,000		225,492
Total Financing agreements at carrying value	$1,030,137		$1,021,404
Total Financing agreements	$3,998,346		$3,995,982

	December 31, 2020
(In Thousands)	Unpaid Principal Balance	Amortized Cost Balance	Fair Value/Carrying Value(1)
Financing agreements, at fair value
Agreements with non-mark-to-market collateral provisions	$1,156,899	$1,156,899	$1,159,213
Agreements with mark-to-market collateral provisions	1,338,077	1,338,077	1,338,077
Securitized debt	866,203	857,553	869,482
Total Financing agreements, at fair value	$3,361,179	$3,352,529	$3,366,772

Other financing agreements
Securitized debt	$648,300		$645,027
Convertible senior notes	230,000		225,177
Senior notes	100,000		100,000
Total Financing agreements at carrying value	$978,300		$970,204
Total Financing agreements	$4,339,479		$4,336,976

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
The Company considers the most relevant feature that distinguishes between the various asset backed financing arrangements is how the financing arrangement is collateralized, including the ability of the lender to make margin calls on the Company based on changes in value of the underlying collateral securing the financing. Accordingly, further details are provided below regarding assets that are financed with agreements that have non-mark-to-market collateral provisions and assets that are financed with agreements that have mark-to-market collateral provisions.

Agreements with non-mark-to-market collateral provisions

The Company and certain of its subsidiaries entered into a non-mark-to-market term loan facility with certain lenders with an initial borrowing capacity of $1.65 billion. The Company’s borrowing subsidiaries have pledged, as collateral security for the facility, certain of their residential whole loans (excluding Rehabilitation loans), as well as the equity in subsidiaries that own the loans. The facility has an initial term of two years, which may be extended for up to an additional three years, subject to certain conditions, including the payment of an extension fee and provided that no events of default have occurred. For the initial two-year term, the financing cost for the facility will be calculated at a spread over the lender’s financing cost, which, depending on the lender, is expected to be based either on three-month London Interbank Offered Rate (‘LIBOR”), or an index that it expected over time to be closely correlated to changes in three-month LIBOR. At March 31, 2021, the amount financed under this facility was approximately $837.8 million.

In addition, the Company also entered into non-mark-to-market financing facilities on Rehabilitation loans. Under these facilities, Rehabilitation loans, as well as the equity in subsidiaries that own the loans, are pledged as collateral. The facilities have a two-year term and the financing cost is calculated at a spread over three-month LIBOR. At March 31, 2021, the amount financed under these facilities was approximately $203.5 million.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at March 31, 2021 and December 31, 2020:

(Dollars in Thousands)	March 31, 2021	December 31, 2020
Non-mark-to-market financing secured by residential whole loans at carrying value	$794,634	$906,466
Fair value of residential whole loans at carrying value pledged as collateral under financing agreements	$1,313,629	$1,500,100
Weighted average haircut on residential whole loans at carrying value	38.62%	38.36%
Non-mark-to-market financing secured by residential whole loans at fair value	$239,654	$249,659
Fair value of residential whole loans at fair value pledged as collateral under financing agreements	$427,234	$430,183
Weighted average haircut on residential whole loans at fair value	43.89%	42.69%
Non-mark-to-market financing secured by real estate owned	$6,995	$3,088
Fair value of real estate owned pledged as collateral under financing agreements	$16,183	$7,441
Weighted average haircut on real estate owned	56.41%	59.65%

Agreements with mark-to-market collateral provisions

In addition to entering into the financing arrangements discussed above, the Company also entered into a reinstatement agreement with certain lending counterparties that facilitated its exit from the forbearance arrangements that the Company had previously entered into. In connection with the reinstatement agreement, terms of its prior financing arrangements on certain residential whole loans, residential mortgage securities, and MSR-related assets were renegotiated and those arrangements were reinstated on a go-forward basis. These financing arrangements continue to contain mark-to-market provisions that permit the lending counterparties to make margin calls on the Company should the value of the pledged collateral decline. The Company is also permitted to recover previously posted margin payments, should values of the pledged collateral subsequently increase. These facilities generally have a maturity ranging from one to three months and can be renewed at the discretion of the lending counterparty at financing costs reflecting prevailing market pricing. At March 31, 2021, the amount financed under these agreements was approximately $1.2 billion.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at March 31, 2021 and December 31, 2020:

(Dollars in Thousands)	March 31, 2021	December 31, 2020
Mark-to-market financing agreements secured by residential whole loans at carrying value	$732,442	$839,594
Fair value of residential whole loans at carrying value pledged as collateral under financing agreements (1)	$1,168,394	$1,297,243
Weighted average haircut on residential whole loans at carrying value (2)	34.39%	32.57%
Mark-to-market financing agreements secured by residential whole loans at fair value	$236,321	$273,959
Residential whole loans at fair value pledged as collateral under financing agreements (1)	$468,279	$501,570
Weighted average haircut on residential whole loans at fair value (2)	48.71%	39.02%
Mark-to-market financing agreements secured by securities at fair value	$200,746	$213,915
Securities at fair value pledged as collateral under financing agreements	$350,115	$399,999
Weighted average haircut on securities at fair value (2)	40.06%	41.16%
Mark-to-market financing agreements secured by real estate owned	$10,778	$10,609
Fair value of real estate owned pledged as collateral under financing agreements	$37,108	$22,525
Weighted average haircut on real estate owned (2)	51.76%	55.25%

(1)At March 31, 2021 and December 31, 2020, includes Non-Agency MBS with an aggregate fair value of $36.3 million and $141.9 million, respectively, obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation.
(2)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

In addition, the Company had cash pledged as collateral in connection with its financing agreements of $5.2 million and $7.2 million at March 31, 2021 and December 31, 2020, respectively.

The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$2,083,420	3.08%	$2,494,976	3.16%
Over 30 days to 3 months	136,072	2.14	—	—
Over 3 months to 12 months	—	—	—	—
Over 12 months	—	—	—	—
Total financing agreements	$2,219,492	3.02%	$2,494,976	3.16%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

The Company had financing agreements, including repurchase agreements and other forms of secured financing with seven counterparties at both March 31, 2021 and December 31, 2020, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2021:

	March 31, 2021
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Repricing for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Barclays Bank	BBB/Aa3/A	$489,085	1	19.2%
Wells Fargo	A+/Aa2/AA-	398,559	1	15.7
Credit Suisse	BBB+/Baa1/A-	341,065	1	13.4
Goldman Sachs (3)	BBB+/A2/A	149,368	1	5.9
(1)As rated at March 31, 2021 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published rating for these entities.
(2)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.
(3)Includes $5.2 million at risk with Goldman Sachs and $144.2 million at risk with Goldman Sachs Bank USA.

Senior Secured Term Loan Facility

On June 26, 2020, the Company entered into a $500 million senior secured term loan facility (the “Term Loan Facility”) with certain funds, accounts and/or clients managed by affiliates of Apollo Global Management, Inc. and affiliates of Athene Holding Ltd. The outstanding balance of the Term Loan Facility was repaid and the Term Loan Facility was terminated prior to December 31, 2020.

(b) Other Financing Agreements

These arrangements were either entered into prior to the Company experiencing financial difficulties related to COVID-19, or, in the case of the Company’s recent securitizations, after the Company’s exit from forbearance, and were not subject to the forbearance arrangements that were entered into by the Company or any negotiations related to the Company’s exit from those arrangements.

Additional information regarding the Company’s Other financing arrangements as of March 31, 2021, is included below:

Securitized Debt

Securitized debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated in consolidation. The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company. The weighted average fixed rate on the securitized debt was 1.71% at March 31, 2021 (see Notes 10 and 15 for further discussion).

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
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

Senior Notes

On April 11, 2012, the Company issued $100.0 million in aggregate principal amount of its Senior Notes in an underwritten public offering.  On January 6, 2021, the Company redeemed all of its outstanding Senior Notes. The Senior Notes bore interest at a fixed rate of 8.00% per year, paid quarterly in arrears on January 15, April 15, July 15 and October 15. The Senior Notes had an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 8.31%.

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

The Company’s assets pledged as collateral are described in Notes 2(e) - Restricted Cash, 5(c) - Derivative Instruments and 6 - Financing Agreements. The total fair value of assets pledged as collateral with respect to the Company’s borrowings under its financing arrangements and/or derivative hedging instruments was $3.8 billion and $4.2 billion at March 31, 2021 and December 31, 2020, respectively. An aggregate of $20.9 million and $24.6 million of accrued interest on those assets had also been pledged as of March 31, 2021 and December 31, 2020, respectively.

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

The fair value of financial instruments pledged against the Company’s financing arrangements was $3.8 billion and $4.2 billion at March 31, 2021 and December 31, 2020, respectively. There were no financial instruments pledged against the Company’s Swaps at March 31, 2021 and December 31, 2020, respectively. In addition, cash that has been pledged as collateral against financing arrangements and Swaps (if any) is reported as Restricted cash on the Company’s consolidated balance sheets (see Notes 2(e), 5(c) and 6).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
9. Other Liabilities

The following table presents the components of the Company’s Other liabilities at March 31, 2021 and December 31, 2020:

(In Thousands)	March 31, 2021	December 31, 2020
Payable for unsettled residential whole loans purchases	$112,202	$—
Dividends and dividend equivalents payable	33,640	34,016
Accrued interest payable	10,948	11,116
Accrued expenses and other	22,922	25,390
Total Other Liabilities	$179,712	$70,522

10.    Commitments and Contingencies

(a) Lease Commitments

  The Company’s primary lease commitments relate to its corporate headquarters. In March 2021, the Company relocated its corporate headquarters, terminating its prior lease on April 30, 2021. For the three months ended March 31, 2021, the Company recorded aggregate lease expense of approximately $767,000 in connection with this lease.

The term specified in the new lease is approximately fifteen years with an option to renew for an additional five years. The Company’s current estimate of annual lease expense under the new lease, excluding real estate tax and operating expense escalation charges (which at this point are unknown) and incentives, is approximately $4.6 million.

(b) Representations and Warranties in Connection with Loan Securitization Transactions

In connection with the loan securitization transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles upon breach of certain representations and warranties. As of March 31, 2021, the Company had no reserve established for repurchases of loans and was not aware of any material unsettled repurchase claims that would require the establishment of such a reserve (see Note 15).

(c) Rehabilitation Loan Commitments

At March 31, 2021, the Company had unfunded commitments of $54.4 million in connection with its purchased Rehabilitation loans (see Note 3).

(d) Residential Whole Loan Purchase Commitments

At March 31, 2021, the Company has agreed, subject to the completion of due diligence and customary closing conditions, to purchase residential whole loans held at fair value with an aggregate estimated purchase price of $112.2 million, with a corresponding liability recorded in Other Liabilities and included in Payable for unsettled residential whole loan purchases.

11.    Stockholders’ Equity

(a) Preferred Stock

7.50% Series B Cumulative Redeemable Preferred Stock (“Series B Preferred Stock”)
On April 15, 2013, the Company completed the issuance of 8.0 million shares of its Series B Preferred Stock with a par value of $0.01 per share, and a liquidation preference of $25.00 per share plus accrued and unpaid dividends, in an underwritten public offering. The Company’s Series B Preferred Stock is entitled to receive a dividend at a rate of 7.50% per year on the $25.00 liquidation preference before the Company’s common stock is paid any dividends and is senior to the Company’s

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
common stock with respect to distributions upon liquidation, dissolution or winding up. Dividends on the Series B Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series B Preferred Stock is redeemable at $25.00 per share plus accrued and unpaid dividends (whether or not authorized or declared), exclusively at the Company’s option.

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

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2021 through March 31, 2021:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2021	February 19, 2021	March 5, 2021	March 31, 2021	$0.46875

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

The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2021 through March 31, 2021:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2021	February 19, 2021	March 5, 2021	March 31, 2021	$0.40625

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2021 through March 31, 2021:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2021	March 12, 2021	March 31, 2021	April 30, 2021	$0.075	(1)

(1) At March 31, 2021, we had accrued dividends and dividend equivalents payable of $33.6 million related to the common stock dividend declared on March 12, 2021.

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On October 15, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 9.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At March 31, 2021, approximately 8.6 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three months ended March 31, 2021, the Company issued 105,272 shares of common stock through the DRSPP, raising net proceeds of approximately $388,173.  From the inception of the DRSPP in September 2003 through March 31, 2021, the Company issued 34,719,675 shares pursuant to the DRSPP, raising net proceeds of $288.0 million.

(d) At-the-Market Offering Program

On August 16, 2019 the Company entered into a distribution agreement under the terms of which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $400.0 million (the “ATM Shares”), from time to time, through various sales agents, pursuant to an at-the-market equity offering program (the “ATM Program”). Sales of the ATM Shares, if any, may be made in negotiated transactions or by transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange (“NYSE”) or sales made to or through a market maker other than an exchange. The sales agents are entitled to compensation of up to two percent of the gross sales price per share for any shares of common stock sold under the distribution agreement.

During the three months ended March 31, 2021, the Company did not sell any shares of common stock through the ATM Program. At March 31, 2021, approximately $390.0 million remained outstanding for future offerings under this program.

(e)  Stock Repurchase Program

On November 2, 2020, the Company’s Board authorized a share repurchase program under which the Company may repurchase up to $250 million of its common stock through the end of 2022. The Board’s authorization replaces the authorization under the Company’s existing stock repurchase program that was adopted in December 2013, which authorized the Company to repurchase up to 10.0 million shares of common stock and under which approximately 6.6 million remained available for repurchase.

The stock repurchase program does not require the purchase of any minimum number of shares. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws (including, in the Company’s discretion, through the use of one or more plans adopted under Rule 10b-5-1 promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”)).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

During the three months ended March 31, 2021, the Company repurchased 5,946,678 shares of its common stock through the stock repurchase program at an average cost of $4.09 per share and a total cost of approximately $24.3 million, net of fees and commissions paid to the sales agent of approximately $59,000. For the period from March 1, 2021 through April 30, 2021, the Company purchased 10,778,896 shares of common stock at an average price of $4.14 per share. As of April 30, 2021, the Company was permitted to purchase an additional $121.2 million of its common stock.

(f) Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (3)	Total AOCI
Balance at beginning of period	$79,607	$—	$(2,314)	$77,293
OCI before reclassifications	(3,855)	—	235	(3,620)
Amounts reclassified from AOCI (1)	—	—	—	—
Net OCI during the period (2)	(3,855)	—	235	(3,620)
Balance at end of period	$75,752	$—	$(2,079)	$73,673

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Details about AOCI Components	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$—	Net realized loss on sales of securities and residential whole loans
Impairment recognized in earnings	—	Other, net
Total AFS Securities	$—
Total reclassifications for period	$—

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three months ended March 31, 2020:

	Three Months Ended March 31, 2020
Details about AOCI Components	Amounts Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(23,953)	Net realized loss on sales of securities and residential whole loans
Impairment recognized in earnings	(344,269)	Other, net
Total AFS Securities	$(368,222)
Swaps designated as cash flow hedges:
Amortization of de-designated hedging instruments	1,594	Other, net
Total Swaps designated as cash flow hedges	1,594
Total reclassifications for period	$(366,628)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

12.    EPS Calculation

The following table presents a reconciliation of the earnings/(loss) and shares used in calculating basic and diluted earnings/(loss) per share for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2021	2020
Basic Earnings/(Loss) per Share:
Net income/(loss) to common stockholders	$85,522	$(908,995)
Dividends declared on preferred stock	(8,219)	(5,215)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(274)	—
Net income/(loss) to common stockholders - basic	$77,029	$(914,210)
Basic weighted average common shares outstanding	451,135	452,979
Basic Earnings/(Loss) per Share	$0.17	$(2.02)

Diluted Earnings/(Loss) per Share:
Net income/(loss) to common stockholders - basic	$77,029	$(914,210)
Interest expense on Convertible Senior Notes	3,909	—
Net income/(loss) to common stockholders - diluted	$80,938	$(914,210)
Basic weighted average common shares outstanding	451,135	452,979
Effect of assumed conversion of Convertible Senior Notes to common shares	28,920	—
Diluted weighted average common shares outstanding (1)	480,055	452,979
Diluted Earnings/(Loss) per Share	$0.17	$(2.02)

(1)At March 31, 2021, the Company had approximately 3.1 million equity instruments outstanding that were not included in the calculation of diluted EPS for the three months ended March 31, 2021, as their inclusion would have been anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $4.87. These equity instruments may have a dilutive impact on future EPS.

During the three months ended March 31, 2021, the Convertible Senior Notes were determined to be dilutive and were included in the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) is included in the denominator for the purpose of calculating diluted EPS. The Convertible Senior Notes may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 18.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At March 31, 2021, approximately 12.5 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 10, 2030.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of March 31, 2021 are designated to be settled in shares of the Company’s common stock.  The Company granted 2,485,124 and 1,204,713 RSUs during the three months ended March 31, 2021 and 2020, respectively. There were no RSUs forfeited during the three months ended March 31, 2021 and 2020. All RSUs outstanding at March 31, 2021 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain time-based and performance-based RSU awards, as a grant of stock at the time such awards are settled.  At March 31, 2021 and December 31, 2020, the Company had unrecognized compensation expense of $13.1 million and $6.8 million, respectively, related to RSUs.  The unrecognized compensation expense at March 31, 2021 is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock

The Company did not grant any shares of restricted common stock during the three months ended March 31, 2021 and 2020. At March 31, 2021, the Company did not have any unvested shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments associated with RSU awards of approximately $137,000 and $276,000 during the three months ended March 31, 2021 and 2020, respectively. In addition, no dividend equivalents rights awarded as separate instruments were granted during the three months ended March 31, 2021 and 2020.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands)	2021	2020
RSUs	$1,688	$1,273
Total	$1,688	$1,273

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
(In Thousands)	2021	2020
Non-employee directors	$131	$(1,906)
Total	$131	$(1,906)

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through March 31, 2021 and December 31, 2020 that had not been distributed and the Company’s associated liability for such deferrals at March 31, 2021 and December 31, 2020:

	March 31, 2021		December 31, 2020
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,319	$2,063	$2,197	$1,809
Total	$2,319	$2,063	$2,197	$1,809

(1)  Represents the cumulative amounts that were deferred by participants through March 31, 2021 and December 31, 2020, which had not been distributed through such respective date.

(c)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended March 31, 2021 and 2020, the Company recognized expenses for matching contributions of $125,000 and $120,000, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

Residential Whole Loans, at Fair Value

The Company determines the fair value of its residential whole loans held at fair value after considering valuations obtained from a third-party that specializes in providing valuations of residential mortgage loans. The valuation approach applied generally depends on whether the loan is considered performing or non-performing at the date the valuation is performed. For performing loans, estimates of fair value are derived using a discounted cash flow approach, where estimates of cash flows are determined from the scheduled payments, adjusted using forecasted prepayment, default and loss given default rates. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, the estimated value of the collateral, expected costs and estimated home price levels. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset. Indications of loan value such as actual trades, bids, offers and generic market color may be used in determining the appropriate discount yield. The Company’s residential whole loans held at fair value are classified as Level 3 in the fair value hierarchy.

Securities, at Fair Value

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

The Company’s residential mortgage securities are valued using various market data points as described above, which management considers directly or indirectly observable parameters.  Accordingly, these securities are classified as Level 2 in the fair value hierarchy.

Financing Agreements, at Fair Value

Agreements with mark-to-market collateral provisions

These agreements are secured and subject to margin calls and their base interest rates reset frequently to market based rates. As a result, no credit valuation adjustment is required, and the primary factor in determining their fair value is the credit spread paid over the base rate, which is a non-observable input as it is determined based on negotiations with the counterparty. The Company’s financing agreements with mark-to-market collateral provisions held at fair value are classified as Level 2 in the fair value hierarchy if the credit spreads used to price the instrument reset frequently, which is typically the case with shorter term repurchase agreement contracts collateralized by securities. Financing agreements with mark-to-market collateral provisions that are typically longer term and are collateralized by residential whole loans where the credit spread paid over the base rate on the instrument is not reset frequently are classified as Level 3 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
Agreements with non-mark-to-market collateral provisions

These agreements are secured, but not subject to margin calls, and their base interest rates reset frequently to market based rates. As a result, a credit valuation adjustment would only be required if there were a significant decrease in collateral value, and the primary factor in determining their fair value is the credit spread paid over the base rate, which is a non-observable input as it is determined based on negotiations with the counterparty. The Company’s financing agreements with non-mark-to-market collateral provisions held at fair value are classified as Level 3 in the fair value hierarchy.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of March 31, 2021 and December 31, 2020, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at March 31, 2021

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$—	$1,320,199	$1,320,199
Securities, at fair value	—	350,115	—	350,115
Total assets carried at fair value	$—	$350,115	$1,320,199	$1,670,314
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$1,041,283	$1,041,283
Agreements with mark-to-market collateral provisions	—	200,746	979,541	1,180,287
Securitized debt	—	753,008	—	753,008
Total liabilities carried at fair value	$—	$953,754	$2,020,824	$2,974,578

Fair Value at December 31, 2020

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$—	$1,216,902	$1,216,902
Securities, at fair value	—	399,999	—	399,999
Total assets carried at fair value	$—	$399,999	$1,216,902	$1,616,901
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$1,159,213	$1,159,213
Agreements with mark-to-market collateral provisions	—	213,915	1,124,162	1,338,077
Securitized debt	—	869,482	—	869,482
Total liabilities carried at fair value	$—	$1,083,397	$2,283,375	$3,366,772

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three months ended March 31, 2021 and 2020 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended March 31,
(In Thousands)	2021 (1)	2020
Balance at beginning of period	$1,216,902	$1,381,583
Purchases	—	—
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	32,088	(74,556)
Repayments	(25,571)	(20,285)
Sales and repurchases	—	(305)
Transfer to REO	(15,422)	(42,645)
Balance at end of period	$1,207,997	$1,243,792

(1) Excluded from the table above are approximately $112.2 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of March 31, 2021.

The following table presents additional information for the three months ended March 31, 2021 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

Agreements with Non-mark-to-market Collateral Provisions
Three Months Ended March 31,
(In Thousands)	2021
Balance at beginning of period	$1,159,213
Issuances	—
Payment of principal	(117,695)
Changes in unrealized losses	(235)
Balance at end of period	$1,041,283

The following table presents additional information for the three months ended March 31, 2021 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

Agreements with Mark-to-market Collateral Provisions
Three Months Ended March 31,
(In Thousands)	2021
Balance at beginning of period	$1,124,162
Issuances	91,997
Payment of principal	(236,618)
Changes in unrealized losses	—
Balance at end of period	$979,541

At June 30, 2020, the Company’s financing agreements with non-mark-to-market collateral provisions and the Company’s financing agreements with mark-to-market collateral provisions had just been issued and were therefore classified as Level 2 since their values were based on market transactions. However, market information for similar financings was not available at March 31, 2021 and the Company valued these financing instruments based on unobservable inputs.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of March 31, 2021 and December 31, 2020:

	March 31, 2021
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$798,185	Discounted cash flow	Discount rate	3.8%	3.3-8.0%
			Prepayment rate	4.2%	0.7-8.9%
			Default rate	3.4%	0.0-17.9%
			Loss severity	12.1%	0.0-100.0%

	$409,546	Liquidation model	Discount rate	8.1%	6.7-50.0%
			Annual change in home prices	6.2%	4.2-10.4%
			Liquidation timeline (in years)	1.8	0.7-4.8
			Current value of underlying properties (3)	$744	$5-$3,704
Total	$1,207,731

	December 31, 2020
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Residential whole loans, at fair value	$789,576	Discounted cash flow	Discount rate	3.9%	3.3-8.0%
			Prepayment rate	4.8%	0.0-9.9%
			Default rate	3.8%	0.0-18.9%
			Loss severity	12.7%	0.0-100.0%

	$427,061	Liquidation model	Discount rate	8.1%	6.7-50.0%
			Annual change in home prices	3.6%	0.0-6.5%
			Liquidation timeline (in years)	1.8	0.8-4.8
			Current value of underlying properties (3)	$729	$12-$4,500
Total	$1,216,637

(1) Excludes approximately $112.5 million and $265,000 of loans for which management considers the purchase price continues to reflect the fair value of such loans at March 31, 2021 and December 31, 2020, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $403,000 and $380,000 as of March 31, 2021 and December 31, 2020, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2021 and December 31, 2020:

	March 31, 2021	March 31, 2021		December 31, 2020
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Residential whole loans, at carrying value	3	$3,869,056	$4,072,021	$4,108,499	$4,282,401
Residential whole loans, at fair value	3	1,320,199	1,320,199	1,216,902	1,216,902
Securities, at fair value	2	350,115	350,115	399,999	399,999
Cash and cash equivalents	1	780,714	780,714	814,354	814,354
Restricted cash	1	5,150	5,150	7,165	7,165
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	1,041,283	1,041,283	1,159,213	1,159,213
Financing agreements with mark-to-market collateral provisions	3	979,541	979,541	1,124,162	1,124,162
Financing agreements with mark-to-market collateral provisions	2	200,746	200,746	213,915	213,915
Securitized debt (2)	2	1,548,920	1,552,493	1,514,509	1,519,567
Convertible senior notes	2	225,492	232,042	225,177	228,287
Senior notes (3)	1	—	—	100,000	100,031

(1)Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.
(2)Includes Securitized debt that is carried at amortized cost basis and fair value.
(3)On January 6, 2021, the Company redeemed all of its outstanding Senior Notes (see Note 6).

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the three months ended March 31, 2021 and 2020, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $20.1 million and $50.7 million, respectively, at the time of foreclosure. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
15.  Use of Special Purpose Entities and Variable Interest Entities

A Special Purpose Entity (“SPE”) is an entity designed to fulfill a specific limited need of the company that organized it.  SPEs are often used to facilitate transactions that involve securitizing financial assets or re-securitizing previously securitized financial assets.  The objective of such transactions may include obtaining non-recourse financing, obtaining liquidity or refinancing the underlying financial assets on improved terms.  Securitization involves transferring assets to a SPE to convert all or a portion of those assets into cash before they would have been realized in the normal course of business, through the SPE’s issuance of debt or equity instruments.  Investors in a SPE usually have recourse only to the assets in the SPE and, depending on the overall structure of the transaction, may benefit from various forms of credit enhancement such as over-collateralization in the form of excess assets in the SPE, priority with respect to receipt of cash flows relative to holders of other debt or equity instruments issued by the SPE, or a line of credit or other form of liquidity agreement that is designed with the objective of ensuring that investors receive principal and/or interest cash flow on the investment in accordance with the terms of their investment agreement.

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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s loan securitization transactions currently outstanding as of March 31, 2021 and December 31, 2020:

(Dollars in Thousands)	March 31, 2021		December 31, 2020
Aggregate unpaid principal balance of residential whole loans sold (1)	$2,108,950		$2,232,561
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$1,853,013		$1,862,068
Outstanding amount of Senior Bonds, at carrying value	$795,912	(2)	$645,027	(2)
Outstanding amount of Senior Bonds, at fair value	$753,008		$869,482
Outstanding amount of Senior Bonds, total	$1,548,920		$1,514,509
Weighted average fixed rate for Senior Bonds issued	1.71%	(3)	2.11%	(3)
Weighted average contractual maturity of Senior Bonds	42 years	(3)	41 years	(3)
Face amount of Senior Support Certificates received by the Company (4)	$225,729		$268,548
Cash received	$1,852,989		$1,853,408
(1)Excludes $41.6 million of unpaid principal balances associated with certain REO properties securitized in the quarter ended March 31, 2021. Such amount represents the unpaid principal balance of the related loans immediately prior to conversion to REO.
(2)Net of $4.1 million and $3.2 million of deferred financing costs at March 31, 2021 and December 31, 2020, respectively.
(3)At March 31, 2021 and December 31, 2020, $505.1 million and $568.7 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100 or 300 basis points or more at 36 months from issuance if the bond is not redeemed before such date.
(4)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three months ended March 31, 2021, the Company issued Senior Bonds with a current face of $437.9 million to third-party investors for proceeds of $437.9 million, before offering costs and accrued interest. The Senior Bonds issued by the Company during the three months ended March 31, 2021 are included in “Other financing agreements” (at carrying value) on the Company’s consolidated balance sheets (see Note 6).

As of March 31, 2021 and December 31, 2020, as a result of the transactions described above, securitized loans with a carrying value of approximately $1.5 billion and $1.4 billion are included in “Residential whole loans, at carrying value,”

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
securitized loans with a fair value of approximately $311.6 million and $382.3 million are included in “Residential whole loans, at fair value,” and REO with a carrying value of approximately $39.8 million and $49.5 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of March 31, 2021 and December 31, 2020, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $1.5 billion and $1.5 billion, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

The Company concluded that the entities created to facilitate the loan securitization transactions are VIEs.  The Company completed an analysis of whether each VIE created to facilitate the securitization transactions should be consolidated by the Company, based on consideration of its involvement in each VIE, including the design and purpose of the SPE, and whether its involvement reflected a controlling financial interest that resulted in the Company being deemed the primary beneficiary of each VIE.  In determining whether the Company would be considered the primary beneficiary, the following factors were assessed:

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

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of March 31, 2021 and December 31, 2020 are a total of $5.2 billion and $5.3 billion, respectively, of residential whole loans, of which approximately $3.9 billion and $4.1 billion, respectively, are reported at carrying value and $1.3 billion and $1.2 billion, respectively, are reported at fair value. These assets, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021
16. Subsequent Events

Securitization of Non-QM loans

Subsequent to the end of the first quarter the Company completed another securitization of Non-QM loans of $394.2 million, with a weighted average cost of bonds sold of 1.37%, lowering the cost of financing by approximately 203 basis points.

Acquisition of Lima One Holdings, LLC

Subsequent to the end of the first quarter of 2021, the Company signed an agreement with entities affiliated with Magnetar Capital (the “Magnetar entities”) to acquire the membership interests held by them in Lima One Holdings, LLC, the parent entity of Lima One Capital, LLC, a leading nationwide originator and servicer of business purpose loans. The all-cash transaction, the consummation of which is subject to the receipt of certain regulatory approvals and third-party consents, is expected to close in the third fiscal quarter of 2021. Upon closing, the Company will own substantially all of the equity interests in Lima One Holdings, LLC, which will result in the consolidation of Lima One’s financial results in the Company’s financial statements following the closing.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to MFA Financial, Inc. and its subsidiaries as “the Company,” “MFA,” “we,” “us,” or “our,” unless we specifically state otherwise or the context otherwise indicates.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2020.

Forward Looking Statements

When used in this Quarterly Report on Form 10-Q, in future filings with the SEC or in press releases or other written or oral communications, statements which are not historical in nature, including those containing words such as “will,” “believe,” “expect,” “anticipate,” “estimate,” “plan,” “continue,” “intend,” “should,” “could,” “would,” “may,” the negative of these words or similar expressions, are intended to identify “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and, as such, may involve known and unknown risks, uncertainties and assumptions.

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: risks related to the ongoing spread of the novel coronavirus and the COVID-19 pandemic, including its effects on the general economy and our business, financial position and results of operations (including, among other potential effects, increased delinquencies and greater than expected losses in our whole loan portfolio); changes in interest rates and the market (i.e., fair) value of our residential whole loans, MBS and other assets; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in its portfolio and could require us to reinvest the proceeds received by it as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans in our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on residential whole loans and the extent of prepayments, realized losses and changes in the composition of our residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; targeted or expected returns on our investments in recently-originated loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing cost associated with such investments; risks associated with our investments in MSR-related assets, including servicing, regulatory and economic risks, risks associated with our investments in loan originators, risks associated with investing in real estate assets, including changes in business conditions and the general economy and risks associated with our expected acquisition of Lima One Holdings, LLC, including the timing and expected benefits of such acquisition.  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Developments

Acquisition of Lima One Holdings, LLC

Subsequent to the end of the first quarter of 2021, we signed an agreement with entities affiliated with Magnetar Capital (or, the Magnetar entities) to acquire the membership interests held by them in Lima One Holdings, LLC, the parent entity of Lima One Capital, LLC, a leading nationwide originator and servicer of business purpose loans. The all-cash transaction, the consummation of which is subject to the receipt of certain regulatory approvals and third-party consents, is expected to close in the third fiscal quarter of 2021. Upon closing, we will own substantially all of the equity interests in Lima One Holdings, LLC, which will result in the consolidation of Lima One’s financial results in our financial statements following the closing.

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

At March 31, 2021, we had total assets of approximately $6.7 billion, of which $5.2 billion, or 77%, represented residential whole loans acquired through interests in certain trusts established to acquire the loans. Our Purchased Performing Loans, which as of March 31, 2021 comprised approximately 63% of our residential whole loans, include: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), and (iv) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). In addition, at March 31, 2021, we had approximately $350.1 million in investments in Securities, at fair value, which represented approximately 5% of our total assets.  At such date, our Securities, at fair value portfolio included MSR-related assets, CRT securities and RPL/NPL MBS. Our MSR-related assets include term notes whose cash flows are considered to be largely dependent on MSR collateral and loan participations to provide financing to mortgage originators that own MSRs. Our remaining investment-related assets, which represent approximately 5% of our total assets at March 31, 2021, were primarily comprised of REO, capital contributions made to loan origination partners and MBS and loan-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income and the market value of our assets, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive residential mortgage assets. Changes in these factors, or uncertainty in the market regarding the potential for changes in these factors, can result in significant changes in the value and/or performance of our investment portfolio. Further, our GAAP results may be impacted by market volatility, resulting in changes in market values of certain financial instruments for which changes in fair value are recorded in net income each period, such certain residential whole loans and CRT Securities. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds, the behavior of which involves various risks and uncertainties. Interest rates and conditional prepayment rates (or CPRs) (which measure the amount of unscheduled principal prepayment on an asset as a percentage of the asset balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our financial results are impacted by estimates of credit losses that are required to be recorded when loans that are not accounted for at fair value through net income are acquired or originated, as well as changes in these credit loss estimates that will be required to be made periodically.

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

Premiums arise when we acquire an MBS at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value) or when we acquire residential whole loans at a price in excess of their aggregate principal balance Conversely, discounts arise when we acquire an MBS at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Accretable purchase discounts on these investments are accreted to interest income. Purchase premiums, which are primarily carried on certain of our Non-QM and business purpose loans, are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets.

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of a loan, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults. CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended March 31, 2021, the average CPR on our Non-QM loan portfolio was 30.2%. For the three months ended March 31, 2021, the average CPR on our Single-family rental loan portfolio was 12.2%.

It is generally our business strategy to hold our residential mortgage assets as long-term investments. On at least a quarterly basis, excluding investments for which the fair value option has been elected or for which specialized loan accounting is otherwise applied, we assess our ability and intent to continue to hold each asset and, as part of this process, we monitor our investments in securities that are designated as AFS for impairment. A change in our ability and/or intent to continue to hold any of these securities that are in an unrealized loss position, or a deterioration in the underlying characteristics of these securities, could result in our recognizing future impairment charges or a loss upon the sale of any such security.

Our residential mortgage investments have longer-term contractual maturities than our financing liabilities. Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments. In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which in the past have generally been comprised of Swaps. The majority of our Swap derivative instruments have generally been designated as cash-flow hedges against a portion of our then current and forecasted LIBOR-based repurchase agreements. Following the significant interest rate decreases that occurred late in the first quarter of 2020, we unwound all of our Swap transactions at the end of the first quarter of 2020.

Recent Market Conditions and Our Strategy

First quarter 2021 Portfolio Activity and impact on financial results:

At March 31, 2021, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value was approximately $5.8 billion compared to $6.0 billion at December 31, 2020.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended March 31, 2021:

(In Millions)	December 31, 2020	Runoff (1)	Acquisitions	Other (2)	March 31, 2021	Change
Residential whole loans and REO	$5,575	$(484)	$253	$65	$5,409	$(166)
Securities, at fair value	400	(59)	—	10	351	(49)
Totals	$5,975	$(543)	$253	$75	$5,760	$(215)

(1)    Primarily includes principal repayments, cash collections on Purchased Credit Deteriorated Loans and sales of REO.
(2)    Primarily includes changes in fair value and adjustments to record lower of cost or estimated fair value adjustments on REO.

At March 31, 2021, our total recorded investment in residential whole loans and REO was $5.4 billion, or 93.9% of our residential mortgage asset portfolio. Of this amount, (i) $3.9 billion is presented as Residential whole loans, at carrying value (of which $3.3 billion were Purchased Performing Loans and $612.4 million were Purchased Credit Deteriorated Loans), and (ii) $1.3 billion is presented as Residential whole loans, at fair value, in our consolidated balance sheets. For the three months ended March 31, 2021, we recognized approximately $45.3 million of income on Residential whole loans, at carrying value in Interest Income on our consolidated statements of operations, representing an effective yield of 4.42% (excluding servicing costs), with Purchased Performing Loans generating an effective yield of 4.31% and Purchased Credit Deteriorated Loans generating an effective yield of 5.00%. In addition, we recorded a net gain on residential whole loans measured at fair value through earnings of $49.8 million in Other Income, net in our consolidated statements of operations for the three months ended March 31, 2021. At March 31, 2021 and December 31, 2020, we had REO with an aggregate carrying value of $220.4 million and $249.7 million, respectively, which is included in Other assets on our consolidated balance sheets.

In response to the financial impact of COVID-19 on borrowers, and in compliance with various federal and state guidelines, starting in the first quarter of 2020, we offered short-term relief to certain borrowers who were contractually current at the time the pandemic started to impact the economy. Under the terms of such plans, for certain borrowers a deferral plan was entered into where missed payments were deferred to the maturity of the related loan, with a corresponding change to the loan’s next payment due date. In addition, certain borrowers were granted up to a seven-month “zero pay” forbearance with payments required to resume at the conclusion of the plan. For these borrowers, delinquent payments were permitted to be placed on specified repayment plans. While the majority of the borrowers granted relief have resumed making payments at the conclusion of such deferral and forbearance periods, certain borrowers, particularly in our Non-QM loan portfolio, continue to be impacted financially by COVID-19 and have not yet resumed payments. When these borrowers became more than 90 days delinquent on payments, any interest income receivable related to the associated loans was reversed in accordance with our non-accrual policies. At March 31, 2021, Non-QM loans with an amortized cost of $135.3 million, or 6.1% of the portfolio, were more than 90 days delinquent. For these and other borrowers that have been impacted by the COVID-19, we are continuing to evaluate loss mitigation options with respect to these loans, including forbearance, repayment plans, loan modification and foreclosure. In addition, at March 31, 2021, Rehabilitation Loans to fix and flip borrowers with an amortized cost of $137.0 million, or 29.5% of the portfolio, were more than 90 days delinquent. Because rehabilitation loans are shorter term and repayment is usually dependent on completion of the rehabilitation project and sale of the property, the strategy to resolve delinquent rehabilitation loans differs from owner occupied loans. Consequently, forbearance and repayment plans are offered less frequently. However, we seek to work with delinquent fix and flip borrowers whose projects are close to completion or are listed for sale in order to provide the borrower the opportunity to sell the property and repay our loan. In circumstances where the borrower is not able to complete the project or we are not able to work with the borrower to our mutual benefit, we pursue foreclosure or other forms of resolution.

At March 31, 2021, our Securities, at fair value totaled $350.1 million and included $244.7 million of MSR-related assets, $103.8 million of CRT securities and $1.6 million of RPL/NPL MBS. The net yield on our Securities, at fair value was 22.25% for the first quarter of 2021, compared to 5.22% for the first quarter 2020. The increase in the net yield on our Securities, at fair value portfolio reflects accretion income of approximately $8.1 million recognized in the current year quarter due to the redemption of a RPL/NPL MBS security that had been previously purchased at a discount.

We adopted the new accounting standard addressing the measurement of credit losses on financial instruments (CECL) on January 1, 2020. CECL requires that reserves for credit losses be estimated at the reporting date based on expected cash flows for the life of the loan or financial asset, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions. For the first quarter of 2021, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $22.8 million. The reversal for the period primarily reflects an adjustment to certain macro-economic inputs to our loan loss estimates and lower loan balances. The total allowance for credit losses recorded on residential whole loans held at carrying value at March 31, 2021 was $63.2 million. In addition, as of March 31, 2021, CECL reserves for credit losses totaling approximately $796,000 were recorded related to undrawn commitments on loans held at carrying value.

During the first quarter of 2021, we continued to execute on our strategy of entering into more durable forms of financing by completing a securitization consisting of $217.5 million of business purpose rental loans, generating approximately $48.4 million of additional liquidity. As the weighted average coupon of the bonds sold was approximately 1.06%, this transaction is expected to lower the funding rate of the underlying assets by more than 150 basis points. During the first quarter, we also completed a securitization transaction collateralized by non-performing loans with an unpaid principal balance of $325.7 million and REO with an estimated value of $50.6 million, which lowered the funding rate for the associated assets by approximately 168 basis points. Subsequent to the end of the first quarter, we completed another securitization of Non-QM loans of $394.2 million, with a weighted average cost of bonds sold of 1.37%, lowering the funding rate of financing by approximately 203 basis points. Additionally, on January 6, 2021, we redeemed all of our outstanding $100 million aggregate principal amount of 8.00% Senior Notes Due 2042.

Our GAAP book value per common share was $4.63 as of March 31, 2021. Book value per common share increased from $4.54 as of December 31, 2020. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains on our residential whole loans held at carrying value, was $5.09 as of March 31, 2021, an increase from $4.92 as of December 31, 2020. Increases in GAAP and Economic book value during the first quarter of 2021 reflect higher asset prices for residential mortgage assets. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to page 71 under the heading “Economic Book Value.”

Information About Our Assets

The table below presents certain information about our asset allocation at March 31, 2021:

ASSET ALLOCATION

(Dollars in Millions)	Residential Whole Loans, at Carrying Value (1)		Residential Whole Loans, at Fair Value		Securities, at fair value		Real Estate Owned		Other, net (2)	Total
Fair Value/Carrying Value	$3,869		$1,320		$350		$220		$890	$6,649
Payable for Unsettled Purchases	—		(112)		—		—		—	(112)
Financing Agreements with non-mark-to-market collateral provisions	(795)		(239)		—		(7)		—	(1,041)
Financing Agreements with mark-to-market collateral provisions	(732)		(236)		(201)		(11)		—	(1,180)
Less Securitized Debt	(1,314)		(224)		—		(11)		—	(1,549)
Less Convertible Senior Notes	—		—		—		—		(225)	(225)
Net Equity Allocated	$1,028		$509		$149		$191		$665	$2,542
Debt/Net Equity Ratio (3)	2.8	x	1.6	x	1.3	x	0.2	x		1.6	x

(1)Includes $2.2 billion of Non-QM loans, $450.7 million of Rehabilitation loans, $449.0 million of Single-family rental loans, $128.0 million of Seasoned performing loans, and $612.4 million of Purchased Credit Deteriorated Loans. At March 31, 2021, the total fair value of these loans is estimated to be approximately $4.1 billion.
(2)Includes $780.7 million of cash and cash equivalents, $5.2 million of restricted cash, and $81.4 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(3)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements noted above as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at March 31, 2021. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Deteriorated Loans (2)	Residential Whole Loans, at Fair Value (3)
Amount due:
Within one year	$450,625	$708	$3,913
After one year:
Over one to five years	35,896	3,401	4,390
Over five years	2,801,169	640,502	1,199,694
Total due after one year	$2,837,065	$643,903	$1,204,084
Total residential whole loans	$3,287,690	$644,611	$1,207,997

(1)Excludes an allowance for credit losses of $31.0 million at March 31, 2021.
(2)Excludes an allowance for credit losses of $32.2 million at March 31, 2021.
(3)Excluded from the table above are approximately $112.2 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of March 31, 2021.

The following table presents, at March 31, 2021, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)	Purchased Credit Deteriorated Loans (1)(3)	Residential Whole Loans, at Fair Value (1)(4)
Interest rates:
Fixed	$987,320	$477,770	$905,397
Adjustable	1,849,745	166,133	298,687
Total	$2,837,065	$643,903	$1,204,084

(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of March 31, 2021.
(2)Excludes an allowance for credit losses of $31.0 million at March 31, 2021.
(3)Excludes an allowance for credit losses of $32.2 million at March 31, 2021.
(4)Excluded from the table above are approximately $112.2 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of March 31, 2021.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at March 31, 2021 and December 31, 2020:

(Dollars in Thousands)	March 31, 2021	December 31, 2020
MSR-Related Assets
Face/Par	$247,263	$249,769
Fair Value	244,700	238,999
Amortized Cost	185,621	184,908
Weighted average yield	12.10%	12.30%
Weighted average time to maturity	8.2 years	8.7 years

CRT Securities
Face/Par	$103,898	$104,031
Fair Value	103,826	104,234
Amortized Cost	86,826	86,214
Weighted average yield	8.30%	7.37%
Weighted average time to maturity	19.5 years	19.7 years

RPL/NPL MBS
Face/Par	$1,589	$54,998
Fair Value	1,589	53,946
Amortized Cost	1,588	46,862
Weighted average yield	9.38%	7.55%
Weighted average time to maturity	26.3 years	28.7 years

Tax Considerations

Current period estimated taxable income

We estimate that for the three months ended March 31, 2021, our taxable income was approximately $9.4 million. We have until the filing of our 2020 tax return (due not later than October 15, 2021) to declare the distribution of any 2020 REIT taxable income not previously distributed.

Key differences between GAAP net income and REIT Taxable Income

Residential Whole Loans and Securities

The determination of taxable income attributable to residential whole loans and securities is dependent on a number of factors, including principal payments, defaults, loss mitigation efforts and loss severities. In estimating taxable income for such investments during the year, management considers estimates of the amount of discount expected to be accreted. Such estimates require significant judgment and actual results may differ from these estimates.

Potential timing differences can arise with respect to the accretion of discount and amortization of premium into income as well as the recognition of gain or loss for tax purposes as compared to GAAP. For example: a) while our REIT uses fair value accounting for GAAP in some instances it generally is not used for purposes of determining taxable income; b) impairments generally are not recognized by us for income tax purposes until the asset is written-off or sold; c) capital losses may only be recognized by us to the extent of its capital gains; capital losses in excess of capital gains generally are carried over by us for potential offset against future capital gains; and d) tax hedge gains and losses resulting from the termination of interest rate swaps by us generally are amortized over the remaining term of the swap.

Securitization

Generally, securitization transactions for GAAP and Tax can be characterized as either sales or financings, depending on transaction type, structure and available elections. For GAAP purposes, our securitizations have been treated as on-balance sheet financing transactions. For tax purposes, they have been characterized as both financing and sale transactions.

Where a securitization has been characterized as a sale, gain or loss is recognized for tax purposes. In addition, we own or may in the future acquire interests in securitization and/or re-securitization trusts, in which several of the classes of securities are or will be issued with original issue discount (or OID). As the holder of the retained interests in the trust, for tax purposes we generally will be required to include OID in our current gross interest income over the term of the applicable securities as the OID accrues. The rate at which the OID is recognized into taxable income is calculated using a constant rate of yield to maturity, with realized losses impacting the amount of OID recognized in REIT taxable income once they are actually incurred. REIT taxable income may be recognized in excess of economic income (i.e., OID) or in advance of the corresponding cash flow from these assets, thereby affecting our dividend distribution requirement to stockholders.
For securitization and/or re-securitization transactions that were treated as a sale of the underlying collateral for tax purposes, the unwinding of any such transaction will likely result in taxable income or loss. Given that securitization and re-securitization transactions are typically accounted for as financing transactions for GAAP purposes, such income or loss is not likely to be recognized for GAAP. As a result, the income recognized from securitization and re-securitization transactions may differ for tax and GAAP purposes.

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

Net income generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS.

Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

Regulatory Developments

The U.S. Congress, U.S. Federal Reserve, U.S. Treasury, Federal Deposit Insurance Corporation, SEC and other governmental and regulatory bodies have taken actions in response to the 2007-2008 financial crisis. In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act) created a new regulator, an independent bureau housed within the U.S. Federal Reserve System known as the Consumer Financial Protection Bureau (or the CFPB). The CFPB has broad authority over a wide range of consumer financial products and services, including mortgage lending and servicing. One portion of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or Mortgage Reform Act), contains underwriting and servicing standards for the mortgage industry, restrictions on compensation for mortgage loan originators, and various other requirements related to mortgage origination and servicing. In addition, the Dodd-Frank Act grants enforcement authority and broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers. The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating rating agencies.

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

In addition to the regulatory actions implemented under the Dodd-Frank Act, on August 31, 2011, the SEC issued a concept release under which it is reviewing interpretive issues related to Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C) excludes from the definition of “investment company” entities that are primarily engaged in, among other things, “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Many companies that engage in the business of acquiring mortgages and mortgage-related instruments seek to rely on existing interpretations of the SEC Staff with respect to Section 3(c)(5)(C) so as not to be deemed an investment company for the purpose of regulation under the Investment Company Act. In connection with the concept release, the SEC requested comments on, among other things, whether it should reconsider its existing interpretation of Section 3(c)(5)(C). To date, the SEC has not taken or otherwise announced any further action in connection with the concept release.

The Federal Housing Finance Agency (or FHFA) and both houses of Congress have discussed and considered various measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’ guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform. On March 27, 2019, then President Trump issued a memorandum on federal housing finance reform that directed the Secretary of the Treasury to develop a plan for administrative and legislative reforms as soon as practicable to achieve the following housing reform goals: 1) ending the conservatorships of the Government-sponsored enterprises (or GSEs) upon the completion of specified reforms; 2) facilitating competition in the housing finance market; 3) establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and 4) providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. On September 5, 2019, in response to then President Trump’s memorandum, the U.S. Department of the Treasury released a plan, developed in conjunction with the FHFA, the Department of Housing and Urban Development, and other government agencies, which includes legislative and administrative reforms to achieve each of these reform goals. At this point, it remains unclear whether any of these legislative or regulatory reforms will be enacted or implemented. The prospects for passage of any of these plans are uncertain, but the proposals underscore the potential for change to Fannie Mae and Freddie Mac.

While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations.  A reduction in the ability of mortgage loan originators to access Fannie Mae and Freddie Mac to sell their mortgage loans may adversely affect the mortgage markets generally and adversely affect the ability of mortgagors to refinance their mortgage loans. In addition, any decline in the value of securities issued by Fannie Mae and Freddie Mac may affect the value of MBS in general. With the start of a new Presidential administration in January 2021, it is unclear whether, and if so on what timeline, the new administration will address the conservatorships of the GSEs and any comprehensive housing reform.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (or CARES Act) was signed into law. Among the provisions in this wide-ranging law are protections for homeowners experiencing financial difficulties due to COVID-19, including forbearance provisions and procedures. Borrowers with federally backed mortgage loans, regardless of delinquency status, may request loan forbearance for a six-month period, which could be extended for another six-month period if necessary. Although the initial deadline to request forbearance on federally backed loans was set to expire under the CARES Act on December 31, 2020, FHFA and CFPB have announced extensions of several measures to align COVID-19 mortgage relief policies across the federal government, including additional three-month extensions of COVID-19 forbearance or payment deferral options for certain borrowers. Federally backed mortgage loans are loans secured by first- or subordinate-liens on 1-4 family residential real property, including individual units of condominiums and cooperatives, which are insured or guaranteed pursuant to certain government housing programs, such as by the Federal Housing Administration, or U.S. Department of Agriculture, or are purchased or securitized by Fannie Mae or Freddie Mac. The CARES Act also includes a temporary 60 day foreclosure moratorium that applies to federally backed mortgage loans, which lasted until July 24, 2020. However, the foreclosure moratorium has since been extended several times to at least June 30, 2021 by Fannie Mae and Freddie Mac, Federal Housing Administration and the U.S. Department of Agriculture. Various states and local jurisdictions also have imposed foreclosure moratoriums.

In December 2020, the Consolidated Appropriations Act, 2021 was signed into law, which is an Omnibus spending bill that included a second COVID-19 stimulus bill (or Second Stimulus). In addition to providing stimulus checks for individuals and families, the Second Stimulus provides for, among other things, (i) an extension of federal unemployment insurance benefits, (ii) funding to help individuals connect remotely during the pandemic, (iii) tax credits for companies offering paid sick leave and (iv) funding for vaccine distribution and development. As further described below, the Second Stimulus provided an additional $25 billion in tax-free rental assistance and an executive order by President Biden extended the temporary eviction moratorium promulgated by the CDC (described below) through March 31, 2021.

On September 1, 2020, the Centers for Disease Control and Prevention (or CDC) issued an order effective September 4, 2020 through December 31, 2020 temporarily halting residential evictions to prevent the further spread of COVID-19. The Second Stimulus extended the order to January 31, 2021 and, on January 20, 2021, President Joseph Biden signed an executive order that, among other things, further extended the temporary eviction moratorium promulgated by the CDC through March 31, 2021. The CDC order has since been further extended through June 30, 2021. The CDC order will likely prevent some mortgagors from evicting certain tenants who are not current on their monthly payments of rent and who qualify for relief under the CDC order, which may present a greater risk that the mortgagor will stop making monthly mortgage loan payments. The CDC order by its terms does not preempt or preclude state and local jurisdictions from more expansive orders currently in place or from imposing additional or more restrictive requirements than the CDC order to provide greater public health protection and, across the country, similar moratoriums are in place in various states and local jurisdictions to stop evictions and foreclosures in an effort to lessen the financial burden created by COVID-19. The CDC’s moratorium and any other similar state moratoriums or bans could adversely impact the cash flow on mortgage loans. The Biden Administration may pass additional stimulus bills, foreclosure relief measures and may further extend foreclosure and eviction moratoriums that may continue to adversely impact the cash flow on mortgage loans.

Results of Operations

Quarter Ended March 31, 2021 Compared to the Quarter Ended March 31, 2020

General

For the first quarter of 2021, we had a net income available to our common stock and participating securities of $77.3 million, or $0.17 per basic and diluted common share, compared to net loss available to common stock and participating securities for the first quarter of 2020 of $914.2 million, or $2.02 per basic and diluted common share. This increase in net income available to common stock and participating securities primarily reflects higher Other income and a reversal of provision for credit losses on residential whole loans held at carrying value, partially offset by lower net interest income from our investments. The prior period results were significantly impacted by the unprecedented disruption in residential mortgage markets due to concerns related to COVID-19 that required management to take actions to bolster and stabilize our balance sheet, and improve our liquidity position. The actions included disposing our Agency and Legacy Non-Agency MBS portfolios, substantially reducing our investments in MSR-related assets, RPL/NPL MBS and CRT securities and sales of certain residential whole loans. These disposals resulted in net realized losses for the first quarter of 2020 totaling $238.4 million and contributed to the reduction in net interest income from our investments in the current period. Further, during the first quarter of 2020, we recorded impairment losses on certain residential mortgage securities and MSR-related assets of $344.3 million and also recorded impairment losses on other assets of $75.4 million, primarily related to write-downs of the carrying values of investments in certain loan originators. During the three months ended March 31, 2020, we also incurred $4.5 million of professional services and other costs in connection with negotiating forbearance arrangements with our lenders and recorded losses totaling $4.3 million on terminated Swaps that had previously been designated as hedges for accounting purposes. Further, under the new accounting standard for estimating credit losses that we were require to adopt during the first quarter of 2020, we recorded a provision for credit losses on residential whole loans held at carrying value of $74.9 million. We also recorded a valuation allowance of $70.2 million to adjust the carrying value of certain residential whole loans to their estimated fair value as these loans were designated as being held-for-sale at March 31, 2020.

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

For the first quarter of 2021, our net interest spread and margin were 1.86% and 2.46%, respectively, compared to a net interest spread and margin of 1.82% and 2.20%, respectively, for the first quarter of 2020. Our net interest income decreased by $29.9 million, or 48.49%, to $31.8 million for the first quarter of 2021 compared to net interest income of $61.7 million for the first quarter of 2020. For the first quarter of 2021, net interest income for our Securities, at fair value portfolio decreased by approximately $17.3 million compared to the first quarter of 2020, primarily due to lower average amounts invested in these securities due to portfolio sales in the first and second quarters of 2020. Net interest income also includes lower net interest income from residential whole loans held at carrying value of approximately $14.9 million for the first quarter of 2021 compared to the first quarter of 2020, primarily due to lower average amounts invested in and lower yields earned on these assets, and an increase in financing rates on our financing agreements. This was partially offset by a decrease in our average repurchase agreement borrowings to finance our residential whole loans at carrying value portfolio and lower funding costs for these assets. In addition, on January 6, 2021, we completed the redemption of our Senior Notes which resulted in lower interest expense for the first quarter of 2021 of $1.9 million compared to the first quarter of 2020. Net interest income for the first quarter of 2021 also includes $6.2 million of interest expense associated with residential whole loans held at fair value, reflecting a $3.5 million decrease in borrowing costs related to these investments compared to the first quarter of 2020. Coupon interest income received from residential whole loans held at fair value is presented as a component of the total income earned on these investments and therefore is included in Other Income, net rather than net interest income.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2021 and 2020. Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown. The yields and costs include premium amortization and purchase discount accretion, which are considered adjustments to interest rates.

	Three Months Ended March 31, 2021
	2021			2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Residential whole loans, at carrying value (1)	$4,099,845	$45,340	4.42%	$6,584,538	$83,486	5.07%
Securities, at fair value (2)(3)	295,840	16,459	22.25	4,486,660	58,581	5.22
Cash and cash equivalents	775,172	54	0.03	206,899	486	0.94
Other interest-earning assets	—	—	—	129,947	2,907	8.95
Total interest-earning assets	5,170,857	61,853	4.78	11,408,044	145,460	5.10
Total non-interest-earning assets	1,619,140			2,278,808
Total assets	$6,789,997			$13,686,852

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Collateralized financing agreements (4)(5)	$2,360,566	$17,861	3.03%	$9,233,822	$72,698	3.11%
Securitized debt (6)	1,524,275	8,189	2.15	558,007	5,161	3.66
Convertible Senior Notes	225,285	3,909	6.94	224,071	3,888	6.94
Senior Notes	4,444	111	8.31	96,866	2,012	8.31
Total interest-bearing liabilities	4,114,570	30,070	2.92	10,112,766	83,759	3.28
Total non-interest-bearing liabilities	149,032			153,893
Total liabilities	4,263,602			10,266,659
Stockholders’ equity	2,526,395			3,420,193
Total liabilities and stockholders’ equity	$6,789,997			$13,686,852

Net interest income/net interest rate spread (7)		$31,783	1.86%		$61,701	1.82%
Net interest-earning assets/net interest margin (8)	$1,056,287		2.46%	$1,295,278		2.20%

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
(3)The net yield of 22.25% includes $8.1 million of accretion recognized on the redemption of an RPL/NPL MBS security that was purchased at a discount. Excluding this accretion, the yield reported would have been 11.26%.
(4)Collateralized financing agreements include the following: Secured term notes, Non-mark-to-market term-asset based financing, and repurchase agreements. For additional information, see Note 6, included under Item 1 of this Quarterly Report on Form 10-Q.
(5)Average cost of repurchase agreements in the prior year period includes the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration.
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

	Three Months Ended March 31, 2021
	Compared to
	Three Months Ended March 31, 2020
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans, at carrying value (1)	$(28,497)	$(9,649)	$(38,146)
Securities, at fair value	(94,447)	52,325	(42,122)
Cash and cash equivalents	378	(810)	(432)
Other interest-earning assets	(1,454)	(1,453)	(2,907)
Total net change in income from interest-earning assets	$(124,020)	$40,413	$(83,607)

Interest-bearing liabilities:
Residential whole loan at carrying value financing agreements	$(23,470)	$(4,314)	$(27,784)
Residential whole loan at fair value financing agreements	(1,004)	(684)	(1,688)
Securities, at fair value repurchase agreements	(20,501)	(4,355)	(24,856)
REO financing agreements	51	52	103
Other repurchase agreements	(306)	(306)	(612)
Securitized debt	5,757	(2,729)	3,028
Convertible Senior Notes and Senior Notes	(1,608)	(272)	(1,880)
Total net change in expense from interest-bearing liabilities	$(41,081)	$(12,608)	$(53,689)
Net change in net interest income	$(82,939)	$53,021	$(29,918)

(1)Excludes residential whole loans held at fair value, which are reported as a component of non-interest-earning assets.

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
March 31, 2021	1.86%	2.46%
December 31, 2020	1.07	1.49
September 30, 2020	0.03	0.76
June 30, 2020	(0.90)	0.02
March 31, 2020	1.82	2.20

(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans, at carrying value for the quarterly periods presented:

	Purchased Performing Loans			Purchased Credit Deteriorated Loans			Total Residential Whole Loans, at Carrying Value
Quarter Ended	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)	Net Yield (1)	Cost of Funding (2)	Net Interest Spread (3)
March 31, 2021	4.31%	2.46%	1.85%	5.00%	2.86%	2.14%	4.42%	2.53%	1.89%
December 31, 2020	4.57	2.77	1.80	5.16	3.02	2.14	4.66	2.81	1.85
September 30, 2020	4.58	3.42	1.16	4.89	3.22	1.67	4.63	3.39	1.24
June 30, 2020	5.17	6.34	(1.17)	5.07	6.03	(0.96)	5.15	6.30	(1.15)
March 31, 2020	5.10	3.44	1.66	4.84	3.39	1.45	5.07	3.43	1.64

(1)Reflects annualized interest income on Residential whole loans, at carrying value divided by average amortized cost of Residential whole loans, at carrying value. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements and securitized debt. Total Residential whole loans, at carrying value cost of funding includes 3 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarter ended March 31, 2020. Cost of funding for the quarter ended June 30, 2020 includes the impact of amortization of $10.7 million of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 116 basis points for Purchased Performing Loans, 107 basis points for Purchased Credit Deteriorated Loans, and 115 basis points for total Residential whole loans, at carrying value during the quarter ended June 30, 2020. At June 30, 2020, following the closing of certain financing transactions and our exit from forbearance arrangements, and an evaluation of our anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring. In addition, cost of funding for the quarter ended June 30, 2020 was significantly higher than for prior periods as it reflects default interest and/or higher rates charged by lenders while we were under a forbearance agreement. During the quarter ended September 30, 2020, we transferred from AOCI to earnings approximately $7.2 million of losses on Swaps that had been previously designated as hedges for accounting purposes as we had assessed that the underlying transactions were no longer probable of occurring.
(3)Reflects the difference between the net yield on average Residential whole loans, at carrying value and average cost of funds on Residential whole loans, at carrying value.

The following table presents the components of the net interest spread earned on our residential mortgage securities and MSR-related assets for the quarterly periods presented:

	Securities, at fair value
Quarter Ended	Net Yield (1)(2)	Cost of Funding (3)	Net Interest Rate Spread (4)
March 31, 2021	22.25%	2.02%	20.23%
December 31, 2020	10.15	2.69	7.46
September 30, 2020	9.80	3.49	6.31
June 30, 2020	8.20	5.81	2.39
March 31, 2020	5.22	2.53	2.69

(1)Reflects annualized interest income divided by average amortized cost. Impairment charges recorded on MSR-related assets resulted in a lower amortized cost basis which impacted the calculation of net yields in subsequent periods.
(2)The net yield of 22.25% includes $8.1 million of accretion recognized on the redemption of an RPL/NPL MBS security that was purchased at a discount. Excluding this accretion, the yield reported would have been 11.26%.
(3)Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Agency MBS cost of funding includes 78 basis points and Legacy Non-Agency MBS cost of funding includes 52 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarter ended March 31, 2020. Cost of funding for the quarter ended June 30, 2020 includes the impact of amortization of $278,000 of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 174 basis points for total RPL/NPL MBS during the quarter ended June 30, 2020. At June 30, 2020, following the closing of certain financing transactions and our exit from forbearance arrangements, and an evaluation of our anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring. In addition, during the quarter ended September 30, 2020, we transferred from AOCI to earnings approximately $7.2 million of losses on Swaps that had been previously designated as hedges for accounting purposes as we had assessed that the underlying transactions were no longer probable of occurring.
(4)Reflects the difference between the net yield on average and average cost of funds.

Interest Income

Interest income on our residential whole loans held at carrying value decreased by $38.1 million, or 45.7%, for the first quarter of 2021, to $45.3 million compared to $83.5 million for the first quarter of 2020. This decrease primarily reflects a $2.5 billion decrease in the average balance of this portfolio to $4.1 billion for the first quarter of 2021 from $6.6 billion for the first quarter of 2020 and a decrease in the yield (excluding servicing costs) to 4.42% for the first quarter of 2021 from 5.07% for the first quarter of 2020.

Due to the previously discussed asset sales and impairment charges, the average amortized cost of our Securities, at fair value portfolio decreased $4.2 billion to $295.8 million for the first quarter of 2021 from $4.5 billion for the first quarter of 2020 and interest income on our Securities, at fair value portfolio decreased $42.1 million to $16.5 million for the first quarter of 2021 from $58.6 million for the first quarter of 2020. The net yield on our Securities, at fair value was 22.25% for the first quarter of 2021, compared to 5.22% for the first quarter 2020. The increase in the net yield on our Securities, at fair value portfolio primarily reflects accretion income of approximately $8.1 million recognized in the current quarter due to the redemption of a security that had been previously purchased at a discount.

Interest Expense

Our interest expense for the first quarter of 2021 decreased by $53.7 million, or 64.1%, to $30.1 million, from $83.8 million for the first quarter of 2020. This decrease primarily reflects a decrease in our average repurchase agreement borrowings to finance our residential mortgage asset portfolio partially offset by an increase in financing rates on our financing agreements. On January 6, 2021, we completed the redemption of our Senior Notes, which resulted in lower interest expense for the first quarter of 2021 of $1.9 million compared to the first quarter of 2020. The effective interest rate paid on our borrowings decreased to 2.92% for the first quarter of 2021, from 3.28% for the first quarter of 2020.

Provision for Credit and Valuation Losses on Residential Whole Loans Held at Carrying Value and Other Financial Instruments

For the first quarter of 2021, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $22.8 million (which includes a reversal of provision for credit losses on undrawn commitments of $378,000) compared to a provision of $150.7 million for the first quarter of 2020. The reversal for the period primarily reflects an adjustment to certain macro-economic inputs to our loan loss estimates and lower loan balances. As previously discussed, on January 1, 2020, we adopted the new accounting standard addressing the measurement of CECL. With respect to our residential whole loans held at carrying value and other financial instruments, CECL requires that reserves for credit losses are estimated at the reporting date based on expected cash flows over the life of the loan or financial instrument, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions.

Other Income/(Loss), net

For the first quarter of 2021, Other Income, net increased by $844.3 million, to $53.5 million compared to a $790.8 million loss for the first quarter of 2020.  The components of Other Income/(Loss), net for the first quarter of 2021 and 2020 are summarized in the table below:

	Quarter Ended March 31,
(In Thousands)	2021	2020
Net gain/(loss) on residential whole loans measured at fair value through earnings	$49,809	$(52,760)
Liquidation gains on Purchased Credit Deteriorated Loans and other loan related income	1,248	1,429
Impairment and other losses on securities available-for-sale and other assets	—	(419,651)
Net unrealized gain/(loss) on securities, at fair value measured at fair value through earnings	101	(77,961)
Net realized gain on sales of securities, at fair value	—	(238,380)
Other	2,359	(3,440)
Total Other Income/(Loss), net	$53,517	$(790,763)

Operating and Other Expense

For the first quarter of 2021, we had compensation and benefits and other general and administrative expenses of $15.2 million, or 2.41% of average equity, compared to $13.5 million, or 1.58% of average equity, for the first quarter of 2020. Compensation and benefits expense decreased by approximately $462,000 to $8.4 million for the first quarter of 2021, compared to $8.9 million for the first quarter of 2020, primarily reflecting the reduction in workforce that occurred in the third quarter of 2020 partially offset by higher expense in connection with long-term incentive awards in the current year period. Our other general and administrative expenses increased by $2.2 million to $6.8 million for the quarter ended March 31, 2021, compared to $4.6 million for the first quarter of 2020, primarily due to higher costs associated with deferred compensation to Directors in the current year period, which were impacted by the changes in our stock price, higher costs for corporate insurance, systems consulting, administrative expenses associated with financing arrangements and the write-off of certain deferred financing costs, partially offset by a decrease in provision for income taxes. and lower information technology costs associated with data and analytical tools. In addition, during the first quarter of 2020, we also incurred professional service and other costs of $4.5 million related to negotiating forbearance arrangements with our lenders entering into new financing arrangements and reinstating prior financing arrangements on the exit from forbearance.

Operating and Other Expense for the first quarter of 2021 also includes $7.3 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses decreased compared to the prior year period by approximately $4.0 million, or 35.3%, primarily due to lower servicing fees and non-recoverable advances on our residential whole loan and REO portfolios, partially offset by costs related to loan securitization activities.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)(3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Dividend Payout Ratio (5)	Leverage Multiple (6)	Book Value per Share of Common Stock (7)	Economic Book Value per Share of Common Stock (8)
March 31, 2021	4.55%	13.54%	37.21%	0.44	1.6	$4.63	$5.09
December 31, 2020	2.12	7.24	35.72	0.94	1.7	4.54	4.92
September 30, 2020	4.17	13.85	33.23	0.29	1.9	4.61	4.92
June 30, 2020	4.33	15.70	30.08	—	2.0	4.51	4.46
March 31, 2020	(26.72)	(26.58)	24.99	—	3.4	4.34	4.09

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
(8)“Economic book value” is a non-GAAP financial measure of our financial position. To calculate our Economic book value, our portfolios of Residential whole loans, at carrying value are adjusted to their fair value, rather than the carrying value that is required to be reported under the GAAP accounting model applied to these loans. For additional information please refer to page 71 under the heading “Economic Book Value.”

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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

(In Thousands, Except Per Share Amounts)	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
GAAP Total Stockholders’ Equity	$2,542.3	$2,524.8	$2,565.7	$2,521.1	$2,440.7
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	2,067.3	2,049.8	2,090.7	2,046.1	1,965.7
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	203.0	173.9	141.1	(25.3)	(113.5)

Stockholders’ Equity including fair value adjustment to Residential whole loans, at carrying value (Economic book value)	$2,270.3	$2,223.7	$2,231.8	$2,020.8	$1,852.2

GAAP book value per common share	$4.63	$4.54	$4.61	$4.51	$4.34
Economic book value per common share	$5.09	$4.92	$4.92	$4.46	$4.09
Number of shares of common stock outstanding	446.1	451.7	453.3	453.2	453.1

Recent Accounting Standards to Be Adopted in Future Periods

None that we expect would materially impact us.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at March 31, 2021, we had approximately 8.6 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement. During the three months ended March 31, 2021, we issued 105,272 shares of common stock through our DRSPP, raising net proceeds of approximately $388,173. During the three months ended March 31, 2021, we did not sell any shares of common stock through our at-the-market equity offering program.

During the three months ended March 31, 2021, we repurchased 5,946,678 shares of our common stock through the stock repurchase program at an average cost of $4.09 per share and a total cost of approximately $24.3 million, net of fees and commissions paid to the sales agents of approximately $59,000. At March 31, 2021, approximately $141.4 million remained outstanding for future repurchases under the repurchase program.

Financing agreements

Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of March 31, 2021, we had $1.2 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $2.6 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance.

With respect to margin maintenance requirements for agreements secured by harder to value assets, such as residential whole loans, Non-Agency MBS and MSR-related assets, margin calls are typically determined by our counterparties based on their assessment of changes in the fair value of the underlying collateral and in accordance with the agreed upon haircuts specified in the transaction confirmation with the counterparty.  We address margin call requests in accordance with the required terms specified in the applicable agreement and such requests are typically satisfied by posting additional cash or collateral on the same business day. We review margin calls made by counterparties and assess them for reasonableness by comparing the counterparty valuation against our valuation determination. When we believe that a margin call is unnecessary because our assessment of collateral value differs from the counterparty valuation, we typically hold discussions with the counterparty and are able to resolve the matter. If this is not successful, we will look to resolve the dispute based on the remedies available to us under the terms of the repurchase agreement, which in some instances may include the engagement of a third-party to review collateral valuations. For certain other agreements that do not include such provisions, we could resolve the matter by substituting collateral as permitted in accordance with the agreement or otherwise request the counterparty to return the collateral in exchange for cash to unwind the financing. For additional information regarding our various types of financing arrangements, including those of with non-mark-to-market terms and the haircuts for those agreements with mark-to-market collateral provisions, see Note 6, included under Item 1 of this Quarterly Report on Form 10-Q.

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

At March 31, 2021, we had a total of $3.8 billion of residential whole loans and securities and $5.2 million of restricted cash pledged to our financing counterparties. At March 31, 2021, we had access to various sources of liquidity including $780.7 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at March 31, 2021, we had $73.9 million of unencumbered residential whole loans. Further, we believe that we have unused capacity in certain borrowing lines, given that the amount currently borrowed is less than the maximum advance rate permitted by the facility. This unused capacity serves to act as a buffer against potential margin calls on certain pledged assets in the events that asset prices do not decline by more than a specified amount.

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
March 31, 2021	$2,362,791	$2,221,570	$2,443,149	$1,535,995	$1,548,920	$1,602,148
December 31, 2020	2,833,649	2,497,290	2,823,306	1,202,292	1,514,509	1,514,509
September 30, 2020	3,511,453	3,217,678	3,613,968	610,120	837,683	837,683
June 30, 2020	4,736,610	3,692,845	5,024,926	538,245	516,102	541,698
March 31, 2020	9,233,808	7,768,180	9,486,555	558,007	533,733	594,458

(1)The information presented in the table above excludes $230.0 million of Convertible Senior Notes issued in June 2019 and $100.0 million of Senior Notes issued in April 2012. The outstanding balance of the Convertible Senior Notes have been unchanged since issuance. During the first quarter of 2021, we redeemed all our outstanding Senior Notes.

Cash Flows and Liquidity for the Three Months Ended March 31, 2021

Our cash, cash equivalents and restricted cash decreased by $35.7 million during the three months ended March 31, 2021, reflecting: $345.5 million provided by our investing activities, $405.3 million used in our financing activities and $24.2 million provided by our operating activities.

At March 31, 2021, our debt-to-equity multiple was 1.6 times compared to 1.7 times at December 31, 2020. At March 31, 2021, we had borrowings under asset-backed financing agreements of $2.2 billion, of which $2.0 billion were secured by residential whole loans, $200.7 million were secured by securities and $17.8 million were secured by REO. In addition, at March 31, 2021, we had securitized debt of $1.5 billion in connection with our loan securitization transactions. At December 31, 2020, we had borrowings under asset-backed financing agreements of $2.5 billion, of which $2.3 billion were secured by residential whole loans, $213.9 million were secured by securities and $13.7 million were secured by REO. In addition, at December 31, 2020, we had securitized debt of $1.5 billion in connection with our loan securitization transactions.

During the three months ended March 31, 2021, $345.5 million was provided by our investing activities.  We paid $184.7 million for purchases of residential whole loans, loan related investments and capitalized advances. During the three months ended March 31, 2021, we received $425.3 million of principal payments on residential whole loans and loan related investments and $50.6 million of proceeds on sales of REO.  In addition, during the three months ended March 31, 2021, we received cash of $58.9 million from prepayments and scheduled amortization on our securities.

In connection with our repurchase agreement financings and Swaps (if any), we routinely receive margin calls/reverse margin calls from our counterparties and make margin calls to our counterparties. Margin calls and reverse margin calls, which requirements vary over time, may occur daily between us and any of our counterparties when the value of collateral pledged changes from the amount contractually required. The value of securities pledged as collateral fluctuates reflecting changes in: (i) the face (or par) value of our assets; (ii) market interest rates and/or other market conditions; and (iii) the market value of our Swaps. Margin calls/reverse margin calls are satisfied when we pledge/receive additional collateral in the form of additional assets and/or cash.

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
March 31, 2021	$—	$—	$—	$—	$—
December 31, 2020	—	2,004	2,004	—	(2,004)
September 30, 2020	—	2,526	2,526	2,199	(327)
June 30, 2020	—	108,999	108,999	322,682	213,683
March 31, 2020	30,187	213,392	243,579	67,343	(176,236)

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of March 31, 2021.

During the three months ended March 31, 2021, we paid $34.0 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $8.2 million on our preferred stock. On March 12, 2021, we declared our first quarter 2021 dividend on our common stock of $0.075 per share; on April 30, 2021, we paid this dividend, which totaled approximately $33.6 million, including dividend equivalents of approximately $120,000.

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

The interest rates for the vast majority of our investments, financings and hedging transactions are either explicitly or indirectly based on LIBOR. On March 5, 2021, the IBA Benchmark Administration confirmed its intention to cease publication of (i) one week and two month USD LIBOR settings after December 31, 2021 and (ii) the remaining USD LIBOR settings after June 30, 2023. At present, it is not possible to predict the effect of such change, including the establishment of potential alternative reference rates, on the economy or markets we are active in either currently or in the future, or on any of our assets or liabilities whose interest rates are based on LIBOR. We are in the process of evaluating the potential impact of a discontinuation of LIBOR on our portfolio, as well as the related accounting impact. However, we expect that in the near term, we will work closely with the Trustee companies and/or other entities that are involved in calculating the interest rates for our residential mortgage securities and securitized debt, our loan servicers for our hybrid and floating rate loans, and with the various counterparties to our financing and hedging transactions in order to determine what changes, if any, are required to be made to existing agreements for these transactions.

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps (if any), over the next 12 months based on the assets in our investment portfolio at March 31, 2021. All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at March 31, 2021.

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Securitized and Other Fixed Rate Debt	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$6,562,519	$32,706	$6,595,225	$(119,154)	6.68%	(1.77)%
+ 50 Basis Point Increase	$6,645,859	$14,661	$6,660,520	$(53,859)	3.29%	(0.80)%
Actual at March 31, 2021	$6,717,763	$(3,384)	$6,714,379	$—	—%	—%
- 50 Basis Point Decrease	$6,778,232	$(21,430)	$6,756,802	$42,423	(3.49)%	0.63%
-100 Basis Point Decrease	$6,827,264	$(39,475)	$6,787,789	$73,410	(7.73)%	1.09%

(1)Such assets include residential whole loans and REO, MBS and CRT securities, MSR-related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2021. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our Swaps (if any) and securitized and other fixed rate date (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio. Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing. At March 31, 2021, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on assets purchased at a premium and discount accretion on assets purchased at a discount and in the reinvestment of principal repayments in lower yielding assets. As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At March 31, 2021, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 1.43 which is the weighted average of 2.46 for our Residential whole loans, 0.76 for our Non-Agency investments, (2.05) for our securitized debt, and other fixed rate debt, and 0.05 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.68), which is the weighted average of (0.87) for our Residential whole loans, zero for our securitized and other fixed rate debt, zero for our Non-Agency MBS and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Credit Risk

We are exposed to credit risk through our credit sensitive residential mortgage investments, in particular residential whole loans and CRT securities and to a lesser extent our investments in MSR-related assets and RPL/NPL MBS. Our primary credit risk currently relates to our residential whole loans.

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

The following table presents certain information about our Residential whole loans, at carrying value at March 31, 2021:

	Purchased Performing Loans		Purchased Credit Deteriorated Loans
	Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	Total
Amortized cost	$3,175,471	$112,218	$424,214	$220,398	$3,932,301
Unpaid principal balance (UPB)	$3,122,040	$112,926	$472,698	$279,061	$3,986,725
Weighted average coupon (1)	6.0%	6.4%	4.4%	4.6%	5.7%
Weighted average term to maturity (months)	287	331	271	309	288
Weighted average LTV (2)	62.8%	87.5%	56.5%	107.3%	65.8%
Loans 90+ days delinquent (UPB)	$291,195	$12,028	$72,443	$70,407	$446,073

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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $151.7 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 68%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at March 31, 2021:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	34.3%
Florida	13.4%
New York	8.0%
New Jersey	5.4%
Texas	3.2%

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

Liquidity Risk

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings. This risk was particularly pronounced during the first quarter of 2020, as conditions created by COVID-19 resulted in us receiving an usually high number of margin calls, negatively impacting our overall liquidity and ultimately leading us to enter into the Forbearance Agreements.

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

At March 31, 2021, we had access to various sources of liquidity including $780.7 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at March 31, 2021 we had $73.9 million of unencumbered residential whole loans. Further, we believe that we have unused capacity in certain borrowing lines, given that the amount currently borrowed is less than the maximum advance rate permitted by the facility. This unused capacity serves to act as a buffer against potential margin calls on certain pledged assets in the events that asset prices do not decline by more than a specified amount.

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

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Management, under the direction of its Chief Executive Officer and Chief Financial Officer, is responsible for maintaining disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2021, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2021. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). There are no material changes from the risk factors set forth in the 2020 Form 10-K. However, the risks and uncertainties that the Company faces are not limited to those set forth in the 2020 Form 10-K. Additional risks and uncertainties not currently known to the Company (or that it currently believes to be immaterial) may also adversely affect the Company’s business and the trading price of our securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On November 2, 2020, the Company’s Board authorized a share repurchase program under which the Company may repurchase up to $250 million of its outstanding common stock through the end of 2022. The Board’s authorization replaces the authorization under the repurchase program that was adopted in December 2013.

The stock repurchase program does not require the purchase of any minimum number of shares. Subject to applicable securities laws, repurchases of common stock under the repurchase program may be made at times and in amounts as the Company deems appropriate, using available cash resources. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws (including, in the Company’s discretion, through the use of one or more plans adopted under Rule 10b-5-1 promulgated under the Exchange Act). Shares of common stock repurchased by the Company under the repurchase program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock. The repurchase program may be suspended or discontinued by the Company at any time and without prior notice.

During the three months ended March 31, 2021, the Company repurchased 5,946,678 shares of its common stock through the stock repurchase program at an average cost of $4.09 per share and a total cost of approximately $24.3 million, net of fees and commissions paid to the sales agent of approximately $59,000. At March 31, 2021, approximately $141.4 million remained outstanding for future repurchases under the repurchase program.

The following table presents information with respect to (i) shares of common stock repurchased by the Company under the stock repurchase program and (ii) restricted shares withheld (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or restricted stock units (or RSUs) and (iii) approximate dollar value for repurchase under the stock repurchase program during the first quarter of 2021:

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Approximate Dollar Value that May Yet be Purchased Under the Repurchase Program or Employee Plan

January 1-31, 2021:
Shares Repurchased (2)	—	—	—	$165,655,435
Employee Transactions (3)	213,123	$3.75	N/A	N/A
February 1-28, 2021:
Shares Repurchased (2)	—	—	—	$165,655,435
Employee Transactions (3)	—	—	N/A	N/A
March 1-31, 2021:
Shares Repurchased (2)	5,946,678	$4.09	5,946,678	$141,381,030
Employee Transactions (3)	—	$—	N/A	N/A
Total Shares Repurchased (2)	5,946,678	$4.09	5,946,678	$141,381,030
Employee Transactions (3)	213,123	$3.75	N/A	N/A

(1)Includes brokerage commissions.
(2)As of March 31, 2021, the Company had repurchased an aggregate approximate dollar value of $108.6 million under the Repurchase Program.
(3)Our Equity Plan provides that the value of the shares delivered or withheld be based on the price of our common stock on the date the relevant transaction occurs. These shares were withheld in January 2021.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

On May 5, 2021, the Company entered into separate amended and restated agreements (together, the “Agreements”) with each of Stephen D. Yarad, Chief Financial Officer, Treasurer and Chief Accounting Officer of the Company, and Harold E. Schwartz, Senior Vice President, General Counsel and Secretary of the Company (each an “Executive”), regarding the payment of severance and other benefits to either Executive in circumstances where his employment is terminated by MFA without Cause (as such term is defined in the Agreements) or he resigns for Good Reason (as such term is defined in the Agreements). The Agreements amend and restate the agreements entered into between the Company and each Executive as of May 6, 2020. The Agreements generally provide for severance protection under these circumstances that is consistent with the severance protection provided to the Company’s other most highly compensated senior executives. More specifically, in such circumstances, subject to the applicable Executive’s execution of a release of claims against MFA and its affiliates, the Executive will be entitled to the following:
(A) aggregate cash equal to the greater of (i) the sum of (a) his annual base salary and (b) the median of the annual bonuses received by the Executive for the three (3) preceding years, which will be payable to him in a lump sum not later than 60 days following the date of termination of employment and (ii) 200% of his annual base salary; and

(B) immediate vesting of all outstanding unvested time-based equity awards; and

(C) immediate vesting in a pro-rata portion of the target value of any unvested performance-based equity awards. The pro-rata portion shall be equal to the product of (i) the target value of such award, and (ii) a fraction, the numerator of which is the number of days during the performance period that would have elapsed as of the anniversary of the date of grant of such award next following the date of termination of employment (but not beyond the end of the applicable performance period), and the denominator of which is the number of days in the performance period; and

(D) reimbursement for 100% of the COBRA premiums incurred by the Executive for himself and his eligible dependents under the Company’s health care plan during the 12-month period following the date of termination of employment; and

(E) any accrued but unpaid base salary and any other amounts earned, accrued or owing but not yet paid to the Executive and any other benefits in accordance with the terms of any applicable plans and programs of the Company.

Each of the Agreements shall remain in effect until terminated in writing by each of MFA and the Executive.

In addition, each of the Agreement provides that if any payments or benefits provided to the Executive would constitute excess parachute payments within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”), and would be subject to the excise tax imposed under Section 4999 of the Code, the payments or benefits will be reduced by the amount required to avoid the excise tax, if such reduction would give the Executive a better after-tax result than if he received the full payments and benefits and paid the excise tax. Each of the Agreements also contains customary confidentiality and non-solicitation covenants, as well as other terms customary for agreements applicable to senior executives.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report. The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference.

Exhibit	Description

10.1	Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Craig L. Knutson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2020 (Commission File No. 1-13991)).
10.2	Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Gudmundur Kristjansson (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2020 (Commission File No. 1-13991)).
10.3	Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Bryan Wulfsohn (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2020 (Commission File No. 1-13991)).
10.4*	Amended and Restated Agreement, entered into as of May 5, 2021, by and between the Company and Stephen D. Yarad.
10.5*	Amended and Restated Agreement, entered into as of May 5, 2021, by and between the Company and Harold E. Schwartz.
31.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of March 31, 2021 (Unaudited) and December 31, 2020; (ii) our Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2021 and 2020; (iii) our Consolidated Statements of Comprehensive Income / (Loss) (Unaudited) for the three months ended March 31, 2021 and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three months ended March 31, 2021 and 2020; (v) our Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2021 and 2020; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 6, 2021	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)