Form 10-Q
period 2021-06-30
MFA FINANCIAL, INC.
filed 2021-08-05
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2021

or
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

440,812,067 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 29, 2021.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Residential whole loans, net ($2,134,855 and $1,216,902 held at fair value, respectively) (1)(2)	$5,550,979	$5,325,401
Securities, at fair value (2)	302,835	399,999
Cash and cash equivalents	906,409	814,354
Restricted cash	8,839	7,165
Other assets (2)	439,347	385,381
Total Assets	$7,208,409	$6,932,300

Liabilities:
Financing agreements ($2,294,103 and $3,366,772 held at fair value, respectively)	$4,428,791	$4,336,976
Other liabilities	253,081	70,522
Total Liabilities	$4,681,872	$4,407,498

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	110
Common stock, $0.01 par value; 874,300 and 874,300 shares authorized; 440,812 and 451,714 shares issued and outstanding, respectively	4,408	4,517
Additional paid-in capital, in excess of par	3,804,830	3,848,129
Accumulated deficit	(1,347,466)	(1,405,327)
Accumulated other comprehensive income	64,575	77,293
Total Stockholders’ Equity	$2,526,537	$2,524,802
Total Liabilities and Stockholders’ Equity	$7,208,409	$6,932,300

(1)Includes approximately $2.3 billion and $1.8 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at June 30, 2021 and December 31, 2020, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2021	2020	2021	2020
Interest Income:
Residential whole loans	$69,016	$84,837	$133,554	$190,872
Securities, at fair value	15,345	14,716	31,804	73,297
Other interest-earning assets	108	3,165	108	6,072
Cash and cash equivalent investments	59	60	113	546
Interest Income	$84,528	$102,778	$165,579	$270,787

Interest Expense:
Asset-backed and other collateralized financing arrangements	$21,640	$82,085	$47,691	$159,945
Other interest expense	3,915	5,906	7,934	11,805
Interest Expense	$25,555	$87,991	$55,625	$171,750

Net Interest Income	$58,973	$14,787	$109,954	$99,037

Reversal/(Provision) for credit and valuation losses on residential whole loans	$8,867	$85,377	$31,617	$(65,334)
Net Interest Income after Provision for Credit and Valuation Losses	$67,840	$100,164	$141,571	$33,703

Other Income, net:
Impairment and other losses on securities available-for-sale and other assets	$—	$(5,094)	$—	$(424,745)
Net realized gain/(loss) on sales of securities and residential whole loans	—	49,485	—	(188,895)
Net unrealized gain/(loss) on securities measured at fair value through earnings	1,374	64,438	1,475	(13,523)
Net gain/(loss) on residential whole loans measured at fair value through earnings	6,021	4,910	37,510	(70,399)
Loss on terminated swaps previously designated as hedges for accounting purposes	—	(49,857)	—	(49,857)
Net gain/(loss) on real estate owned	5,125	(4,199)	7,885	(5,684)
Other, net	9,127	1,264	9,096	738
Other Income/(Loss), net	$21,647	$60,947	$55,966	$(752,365)

Operating and Other Expense:
Compensation and benefits	$8,886	$8,578	$17,323	$17,477
Other general and administrative expense	7,887	7,652	14,679	12,227
Loan servicing, financing and other related costs	6,000	8,337	13,299	19,617
Costs associated with restructuring/forbearance agreement	—	39,966	—	$44,434
Operating and Other Expense	$22,773	$64,533	$45,301	$93,755

Net Income/(Loss)	$66,714	$96,578	$152,236	$(812,417)
Less Preferred Stock Dividend Requirement	$8,219	$8,144	$16,438	13,359
Net Income/(Loss) Available to Common Stock and Participating Securities	$58,495	$88,434	$135,798	$(825,776)

Basic Earnings/(Loss) per Common Share	$0.13	$0.19	$0.30	$(1.82)
Diluted Earnings/(Loss) per Common Share	$0.13	$0.19	$0.30	$(1.82)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Net income/(loss)	$66,714	$96,578	$152,236	$(812,417)
Other Comprehensive (Loss):
Unrealized (losses)/gains on securities available-for-sale	(9,589)	48,715	(13,444)	393,503
Reclassification adjustment for securities sales included in net income	—	(144,736)	—	(389,067)
Reclassification adjustment for impairments included in net income	—	—	—	(344,269)
Derivative hedging instrument fair value changes, net	—	—	—	(50,126)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	491	—	726	—
Reclassification adjustment for losses related to hedging instruments included in net income	—	64,032	—	65,625
Other Comprehensive (Loss)	(9,098)	(31,989)	(12,718)	(324,334)
Comprehensive income/(loss) before preferred stock dividends	$57,616	$64,589	$139,518	$(1,136,751)
Dividends required on preferred stock	(8,219)	(8,144)	(16,438)	(13,359)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$49,397	$56,445	$123,080	$(1,150,110)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2021
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	11,000	$110	8,000	$80	451,714	$4,517	$3,848,129	$(1,405,327)	$77,293	$2,524,802
Net Income	—	—	—	—	—	—	—	85,522	—	85,522
Issuance of common stock, net of expenses	—	—	—	—	559	6	376	—	—	382
Repurchase of shares of common stock (1)	—	—	—	—	(6,159)	(62)	(25,074)	—	—	(25,136)
Equity based compensation expense	—	—	—	—	—	—	1,686	—	—	1,686
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	489	—	—	489
Dividends declared on common stock ($0.075 per share)	—	—	—	—	—	—	—	(33,521)	—	(33,521)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—		—	—	—	—	—	(4,468)	—	(4,468)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(120)	—	(120)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	—	—	(3,855)	(3,855)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	235	235
Balance at March 31, 2021	11,000	$110	8,000	$80	446,114	$4,461	$3,825,606	$(1,361,664)	$73,673	$2,542,266
Net income	—	—	—	—	—	—	—	66,714	—	66,714
Issuance of common stock, net of expenses	—	—	—	—	358	4	394	—	—	398
Repurchase of shares of common stock (1)	—	—	—	—	(5,660)	(57)	(23,684)	—	—	(23,741)
Equity based compensation expense	—	—	—	—	—	—	2,741	—	—	2,741
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(227)	(61)	—	(288)
Dividends declared on common stock ($0.10 per share)	—	—	—	—	—	—	—	(44,081)	—	(44,081)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(155)	—	(155)
Change in unrealized gains on MBS, net	—	—	—	—	—	—	—	—	(9,589)	(9,589)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	491	491
Balance at June 30, 2021	11,000	$110	8,000	$80	440,812	$4,408	$3,804,830	$(1,347,466)	$64,575	$2,526,537

(1)  For the six months ended June 30, 2021 includes approximately $799,000 (213,123 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
			Six Months Ended June 30, 2020
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	—	8,000	$80	452,369	$4,524	$3,640,341	$(631,040)	$370,047	$3,383,952
Cumulative effect adjustment on adoption of new accounting standard ASU 2016-13	—	—	—	—	—	—	—	(8,326)	—	(8,326)
Net loss	—	—	—	—	—	—	—	(908,995)	—	(908,995)
Issuance of Series C Preferred Stock, net of expenses	11,000	110	—	—	—	—	265,919	—	—	266,029
Issuance of common stock, net of expenses	—	—	—	—	1,106	7	680	—	—	687
Repurchase of shares of common stock (1)	—	—	—	—	(337)	—	(2,652)	—	—	(2,652)
Equity based compensation expense	—	—	—	—	—	—	1,266	—	—	1,266
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	1,059	—	—	1,059
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(243,812)	(243,812)
Derivative hedging instruments fair value changes and amortization, net	—	—	—	—	—	—	—	—	(48,533)	(48,533)
Balance at March 31, 2020	11,000	$110	8,000	$80	453,138	$4,531	$3,906,613	$(1,548,361)	$77,702	$2,440,675
Net income	—	—	—	—	—	—	—	96,578	—	96,578
Issuance of common stock, net of expenses	—	—	—	—	106	1	36	—	—	37
Equity based compensation expense	—	—	—	—	—	—	1,709	—	—	1,709
Change in unrealized gains on MBS, net	—	—	—	—	—	—	—	—	(96,021)	(96,021)
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	—	—	64,032	64,032
Warrants Issued	—	—	—	—	—	—	14,041	—	—	14,041
Balance at June 30, 2020	11,000	$110	8,000	$80	453,244	$4,532	$3,922,399	$(1,451,783)	$45,713	$2,521,051

(1)  For the six months ended June 30, 2020, includes approximately $2.7 million (337,026 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended June 30,
(In Thousands)	2021	2020

Cash Flows From Operating Activities:
Net income/(loss)	$152,236	$(812,417)
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains)/losses on residential whole loans and real estate owned, net	(41,418)	346,372
Gains on securities, net	(1,476)	(71,430)
Impairment and other losses on securities available-for-sale and other assets	—	424,745
Loss on terminated swaps previously designed as hedges for accounting purposes	—	49,857
Accretion of purchase discounts on residential whole loans and securities	(34,322)	(20,244)
Amortization of purchase premiums on residential whole loans and securities, and amortization of terminated hedging instruments	15,669	35,594
(Reversal of provision)/provision for credit and valuation losses on residential whole loans and other financial instruments	(33,234)	65,334
Net other non-cash losses included in net income	9,214	42,540
Decrease in other assets	18,092	22,084
Increase/(decrease) in other liabilities	11,835	(25,791)
Net cash provided by operating activities	$96,596	$56,644

Cash Flows From Investing Activities:
Purchases of residential whole loans, loan related investments and capitalized advances	$(1,032,791)	$(1,285,106)
Proceeds from sales of residential whole loans, and residential whole loan repurchases	—	1,505,458
Principal payments on residential whole loans and loan related investments	917,553	862,480
Purchases of securities	—	(163,748)
Proceeds from sales of securities and other assets	—	3,790,032
Principal payments on securities	110,320	590,921
Purchases of real estate owned and capital improvements	(624)	(8,798)
Proceeds from sales of real estate owned	88,625	113,359
Additions to leasehold improvements, furniture and fixtures	(43,589)	837
Net cash provided by investing activities	$39,494	$5,405,435

Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(698,220)	$(21,021,793)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	721,380	13,537,087
Principal payments on other collateralized financing agreements	(1,072,865)	(57,404)
Proceeds from borrowings under other collateralized financing agreements	1,243,860	2,517,556
Payment made for other collateralized financing agreement related costs	(5,119)	—
Principal payment on redemption of Senior notes	(100,000)	—
Payments made for settlements and unwinds of Swaps	—	(88,405)
Proceeds from issuance of series C preferred stock	—	275,000
Payments made for costs related to series C preferred stock issuance	—	(8,948)
Proceeds from issuances of common stock	772	724
Proceeds from the issuance of warrants	—	14,041
Payments made for the repurchase of common stock through the share repurchase program	(48,075)	—
Dividends paid on preferred stock	(16,438)	—
Dividends paid on common stock and dividend equivalents	(67,656)	(90,749)
Net cash used in financing activities	$(42,361)	$(4,922,891)
Net increase in cash, cash equivalents and restricted cash	$93,729	$539,188
Cash, cash equivalents and restricted cash at beginning of period	$821,519	$134,664
Cash, cash equivalents and restricted cash at end of period	$915,248	$673,852

Supplemental Disclosure of Cash Flow Information
Interest Paid	$58,610	$165,333

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$38,370	$59,219
Dividends and dividend equivalents declared and unpaid	$44,236	$—
Payable for unsettled residential whole loan purchases	$131,275	$—
Right-of-use lease asset and lease liability	$40,893	$—
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

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

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2021 and results of operations for all periods presented have been made.  The results of operations for the three and six months ended June 30, 2021 should not be construed as indicative of the results to be expected for the full year.

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

The consolidated financial statements of the Company include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated. In addition, the Company consolidates entities established to facilitate transactions related to the acquisition and securitization of residential whole loans completed in prior years. Certain prior period amounts have been reclassified to conform to the current period presentation. In particular, prior period disclosures have been conformed to the current period presentation of interest income from residential whole loans at fair value. Starting in the current quarter, interest income for these loans is presented in interest income in the Company’s consolidated statements of operations. Previously, interest income received on residential whole loans at fair value was presented in other income in the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(b)  Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

Residential whole loans included in the Company’s consolidated balance sheets are primarily comprised of pools of fixed- and adjustable-rate residential mortgage loans acquired through consolidated trusts in secondary market transactions. The accounting model utilized by the Company is determined at the time each loan package is initially acquired. Prior to the second quarter of 2021, the fair value option was typically elected on loans that were 60 or more days delinquent at purchase (“Purchased Non-performing Loans”). Purchased Credit Deteriorated Loans acquired prior to the second quarter of 2021, and where the underlying borrower had a delinquency status of less than 60 days at the acquisition date, are typically held at carrying value. Purchased Performing Loans acquired prior to the second quarter of 2021 are also typically held at carrying value, but the accounting methods for income recognition and determination and measurement of any required credit loss reserves (as discussed below) differ from those used for Purchased Credit Deteriorated Loans held at carrying value. Starting in the second quarter of 2021, the Company elected the fair value option for all loan purchases, irrespective of borrower delinquency status at purchase. Over time, the Company expects that election of the fair value option should serve to simplify reporting of the results of its loan investment activities as fair value accounting will be used for the majority of loans in the Company’s portfolio. The accounting model initially applied to loan acquisitions is not permitted to be subsequently changed. Consequently, the Company is not permitted to retroactively apply fair value accounting to loans held at carrying value acquired in periods prior to the second quarter of 2021.

The Company’s residential whole loans pledged as collateral against financing agreements are included in the consolidated balance sheets with amounts pledged disclosed in Note 6.  Purchases and sales of residential whole loans that are subject to an extended period of due diligence that crosses a reporting date are recorded in our balance sheet at amounts reflecting management’s current estimate of assets that will be acquired or disposed at the closing of the transaction. This estimate is subject to revision at the closing of the transaction, pending the outcome of due diligence performed prior to closing. Residential whole loans purchased under flow arrangements with loan origination partners are generally recorded at the transaction settlement date. Recorded amounts of residential whole loans for which the closing of the purchase transaction is yet to occur are not eligible to be pledged as collateral against any financing agreement until the closing of the purchase transaction. Interest income, credit related losses and changes in the fair value of loans held at fair value are recorded post settlement for acquired loans and until transaction settlement for sold loans (see Notes 3, 6, 7, 14 and 15).

Purchased Performing Loans

Acquisitions of Purchased Performing Loans to date have been primarily comprised of: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (“Rehabilitation loans” or “Fix and Flip loans”), (iii) loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iv) previously originated loans secured by residential real estate that is generally owner occupied (“Seasoned performing loans”), and (v) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans”). Purchased Performing Loans are initially recorded at their purchase price. Interest income on Purchased Performing Loans acquired at par is accrued based on each loan’s current interest bearing balance and current interest rate, net of related servicing costs. Interest income on such loans purchased at a premium/discount to par is recorded each period based on the contractual coupon net of any amortization of premium or accretion of discount, adjusted for actual prepayment activity. For loans acquired with related servicing rights retained by the seller, interest income is reported net of related serving costs.

For Purchased Performing Loans acquired prior to the second quarter of 2021 and where the fair value option was not elected, an allowance for credit losses is recorded at acquisition, and maintained on an ongoing basis, for all losses expected over the life of the respective loan. Any required credit loss allowance would reduce the net carrying value of the loan with a corresponding charge to earnings, and may increase or decrease over time. Significant judgments are required in determining any allowance for credit loss, including assumptions regarding the loan cash flows expected to be collected, the value of the underlying collateral and the ability of the Company to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower. Income recognition is suspended, and interest accruals are reversed against income, for loans at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful (i.e., such loans are placed on nonaccrual status).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
For nonaccrual loans, interest income is recorded under the cash basis method as interest payments are received. Interest accruals are resumed when the loan becomes contractually current. A loan is written off when it is no longer realizable and/or it is legally discharged. Modified loans are considered “troubled debt restructurings” if the Company grants a concession to a borrower who is experiencing financial difficulty (including the interpretation of this definition set forth in OCC Bulletin 2020-35).

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

The aggregate allowance for credit losses is equal to the sum of the losses expected over the life of each respective loan. Expected losses are generally calculated based on the estimated probability of default and loss severity of loans in the portfolio, which involves projecting each loan’s expected cash flows based on their contractual terms, expected prepayments, and estimated default and loss severity rates. The results were not discounted. The default and severity rates were estimated based on the following steps: (i) obtained the Company’s historical experience through an entire economic cycle for each loan type or, to the extent the Company did not have sufficient historical loss experience for a given loan type, publicly available data derived from the historical loss experience of certain banks, which data the Company believes is generally representative of its portfolio, (ii) obtained historical economic data (U.S. unemployment rates and home price appreciation) over the same period, and (iii) estimated default and severity rates during three distinct future periods based on historical default and severity rates during periods when economic conditions similar to those forecasted were experienced. The default and severity rates were applied to the estimated amount of loans outstanding during each future period, based on contractual terms and expected prepayments. Expected prepayments are estimated based on historical experience and current and expected future economic conditions, including market interest rates. The three periods were as follows: (i) a one-year forecast of economic conditions based on U.S. unemployment rates and home price appreciation, followed by (ii) a two-year “reversion” period during which economic conditions (U.S. unemployment rates and home price appreciation) are projected to revert to historical averages on a straight line basis, followed by (iii) the remaining life of each loan, during which period economic conditions (U.S. unemployment rates and home price appreciation) are projected to equal historical averages. In addition, a liability is established (and recorded in Other Liabilities) each period using a similar methodology for committed but undrawn loan amounts. The Company forecasts future economic conditions based on forecasts provided by an external preparer of economic forecasts, as well as its own knowledge of the market and its portfolio. The Company generally considers multiple scenarios and selects the one that it believes results in the most reasonable estimate of expected losses. The Company may apply qualitative adjustments to these results as further described in Note 3. For certain loans where foreclosure has been deemed to be probable, loss estimates are based on whether the value of the underlying collateral is sufficient to recover the carrying value of the loan. This methodology has not changed from the calculation of the allowance for credit losses on January 1, 2021.

Purchased Credit Deteriorated Loans

The Company has elected to account for these loans as credit deteriorated as they have experienced a more-than-insignificant deterioration in credit quality since origination and were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Substantially all of these loans have previously experienced payment delinquencies and the amount owed may exceed the value of the property pledged as collateral. Consequently, these loans generally have a higher likelihood of default than newly originated mortgage loans with loan-to-value ratios (“LTVs”) of 80% or less to creditworthy borrowers. The Company believes that amounts paid to acquire these loans represent fair market value at the date of acquisition. Loans considered credit deteriorated are initially recorded at the purchase price on a net basis, after establishing an initial allowance for credit losses (their initial cost basis is equal to their purchase price plus the initial allowance for credit losses). Subsequent to acquisition, the gross recorded amount for these loans reflects the initial cost basis, plus accretion of interest income, less principal and interest cash flows received. Purchased Credit Deteriorated Loans acquired prior to the second quarter of 2021, or where the fair value option was not otherwise elected, are presented on the Company’s consolidated balance sheets at carrying value, which reflects the recorded cost basis reduced by any allowance for credit losses. Interest income on such loans purchased is recorded each period based on the contractual coupon net of amortization of the difference between their cost basis and unpaid principal balance (“UPB”), subject to the Company’s nonaccrual policy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
Residential Whole Loans at Fair Value

Certain of the Company’s residential whole loans are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of acquisition. Prior to the second quarter of 2021, this accounting election was made primarily on Purchased Non-performing Loans. Starting in the second quarter of 2021, the Company made the fair value election on all loan purchases, which, to date, have been comprised exclusively of Purchased Performing Loans. The Company generally considers accounting for these loans at fair value to be more reflective of the expected pattern of returns from these loans under current economic conditions. The Company determines the fair value of its residential whole loans held at fair value after considering portfolio valuations obtained from a third-party that specializes in providing valuations of residential mortgage loans and trading activity observed in the market place. Subsequent changes in fair value are reported in current period earnings and presented in Net (loss)/gain on residential whole loans measured at fair value through earnings on the Company’s consolidated statements of operations.

Interest income is recorded on these loans based on their yield and is presented as part of interest income in the Company’s consolidated statements of operations. Cash outflows associated with loan-related advances made by the Company on behalf of the borrower are included in the basis of the loan and are reflected in unrealized gains or losses reported each period.

(c)  Securities, at Fair Value

MSR-Related Assets

The Company has investments in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. These financial instruments, which are referred to as MSR-related assets, are discussed in more detail below. The Company’s MSR-related assets pledged as collateral against repurchase agreements are included in the consolidated balance sheets with the amounts pledged disclosed in Note 6. Purchases and sales of MSR-related assets are recorded on the trade date (see Notes 4, 6, 7 and 14).

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
JUNE 30, 2021
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
JUNE 30, 2021
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

Balance Sheet Presentation

The Company’s residential mortgage securities pledged as collateral against financing agreements and interest rate swap agreements (“Swaps”) are included on the consolidated balance sheets with the fair value of the securities pledged disclosed in Note 6.  Purchases and sales of securities are recorded on the trade date.

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at June 30, 2021 and December 31, 2020. At June 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of $906.4 million and $814.4 million, respectively. At June 30, 2021, the Company had $878.4 million of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. As of December 31, 2020, the Company had $752.4 million worth of investments in overnight money market funds. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 7 and 14).

(e)  Restricted Cash

Restricted cash represents the Company’s cash held by its counterparties in connection with certain of the Company’s Swaps and/or financing agreements that is not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreement and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of the Swap and/or financing agreements.  The Company had aggregate restricted cash held as collateral or otherwise in connection with its financing agreements and/or Swaps of $8.8 million and $7.2 million at June 30, 2021 and December 31, 2020, respectively (see Notes 5(c), 6, 7 and 14).

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(g)  Leases and Depreciation

Leases

The Company records its operating lease liabilities and operating lease right-of-use assets on its consolidated balance sheets. The operating lease liabilities are equal to the present value of the remaining fixed lease payments (excluding real estate tax and operating expense escalations) discounted at the Company’s estimated incremental borrowing rate at the date of lease commencement, and the operating lease right-of-use assets are equal to the operating lease liabilities adjusted for lease incentives and initial direct costs. As lease payments are made, the operating lease liabilities are reduced to the present value of the remaining lease payments and the operating lease right-of-use assets are reduced by the difference between the lease expense (straight-lined over the lease term) and the theoretical interest expense amount (calculated using the incremental borrowing rate at the date of lease commencement). See Notes 5 and 10 for further discussion on leases.

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
JUNE 30, 2021
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

The Company has made annual grants of restricted stock units (“RSUs”), certain of which cliff vest after a three-year period, subject only to continued employment, and others of which cliff vest after a three-year period, subject to both continued employment and the achievement of certain performance criteria based on a formula tied to the Company’s achievement of average total shareholder return (“TSR”) during that three-year period, as well as the TSR of the Company relative to the TSR of a group of peer companies (over the three-year period) selected by the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) at the date of grant. The features in these awards related to the attainment of TSR over a specified period constitute a “market condition,” which impacts the amount of compensation expense recognized for these awards.  Specifically, the uncertainty regarding the achievement of the market condition was reflected in the grant date fair valuation of the RSUs, which is recognized as compensation expense over the relevant vesting period.  The amount of compensation expense recognized is not dependent on whether the market condition was or will be achieved.

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
JUNE 30, 2021
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

In addition, the Company has elected to treat certain of its subsidiaries as TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Given that a portion of the Company’s business is conducted through one or more TRS, the net taxable income earned by its domestic TRS, if any, is subject to corporate income taxation. To maintain the Company’s REIT election, no more than 20% of the value of the Company’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U.S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No net deferred tax benefit was recorded by the Company for the six months ended June 30, 2021 and 2020, related to the net taxable losses in the TRS, since a valuation allowance for the full amount of the associated deferred tax asset of approximately $72.6 million was recognized as its recovery is not considered more likely than not. The related net operating loss carryforwards generated prior to 2018 will begin to expire in 2034; those generated in 2021, 2020 and 2019 can be carried back to each of the five taxable years preceding the taxable year of such loss and thereafter can be carried forward and do not expire.

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of June 30, 2021, December 31, 2020, or June 30, 2020. As of the date of this filing, the Company’s tax returns for tax years 2017 through 2019 are open to examination.

(n)  Derivative Financial Instruments

The Company may use a variety of derivative instruments to economically hedge a portion of its exposure to market risks, including interest rate risk and prepayment risk. The objective of the Company’s risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
Swaps

Historically, the Company’s derivative instruments have generally been comprised of Swaps, the majority of which were designated as cash flow hedges against the interest rate risk associated with its borrowings. The Company documented its risk-management policies, including objectives and strategies, for its hedging activities and the relationship between the hedging instrument and the hedged liability for all Swaps designated as hedging transactions.  The Company assessed, both at the inception of a hedge and on a quarterly basis thereafter, whether or not the hedge was “highly effective.”

During the first quarter of 2020, the Company terminated all of its Swaps. Prior to their termination, Swaps were carried on the Company’s consolidated balance sheets at fair value, in Other assets, if their fair value was positive, or in Other liabilities, if their fair value was negative.  Changes in the fair value of the Company’s Swaps previously designated in hedging transactions were recorded in OCI provided that the hedge remained effective.  Periodic payments accrued in connection with Swaps designated as hedges were included in interest expense and treated as an operating cash flow.

The Company discontinued hedge accounting for the terminated swaps as it determined that it was no longer probable that the forecasted transactions would occur (see Notes 5(c), 7 and 14).

Changes in the fair value of the Company’s Swaps not designated in hedging transactions are recorded in Other income, net on the Company’s consolidated statements of operations.

To Be Announced (“TBA”) Securities

The Company has entered into transactions to take short positions in TBA securities in connection with the management of interest rate and other market risks associated with purchases of Agency eligible investor loans. As the Company does not intend to physically settle its transactions in TBA securities, they are required to be accounted for as derivative financial instruments. The Company does not apply hedge accounting to its TBA securities. Accordingly, TBA securities are recorded on the Company’s balance sheets at fair value, with realized and unrealized changes in fair value each period recorded in Other income, net in the Company’s consolidated statements of operations.

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
JUNE 30, 2021
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
3.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at June 30, 2021 and December 31, 2020 are approximately $5.6 billion and $5.3 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan purchases. Prior to the second quarter of 2021, the fair value option was typically elected only for Purchased Non-performing Loans.

The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at June 30, 2021 and December 31, 2020:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars In Thousands)	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Purchased Performing Loans:
Non-QM loans	$1,960,855	$2,357,185	$479,859	$—	$2,440,714	$2,357,185
Rehabilitation loans	364,463	581,801	68,234	—	432,697	581,801
Single-family rental loans	417,544	446,374	109,685	—	527,229	446,374
Seasoned performing loans	118,366	136,264	—	—	118,366	136,264
Agency eligible investor loans	—	—	308,626	—	308,626	—
Total Purchased Performing Loans	$2,861,228	$3,521,624	$966,404	$—	$3,827,632	$3,521,624

Purchased Credit Deteriorated Loans	$609,157	$673,708	$—	$—	$609,157	$673,708

Allowance for Credit Losses	$(54,261)	$(86,833)	$—	$—	$(54,261)	$(86,833)

Purchased Non-Performing Loans	$—	$—	$1,168,451	$1,216,902	$1,168,451	$1,216,902

Total Residential Whole Loans	$3,416,124	$4,108,499	$2,134,855	$1,216,902	$5,550,979	$5,325,401

Number of loans	11,434	13,112	7,158	5,622	18,592	18,734

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
The following table presents additional information regarding the Company’s Residential whole loans, at carrying value at June 30, 2021:
June 30, 2021

	Carrying Value	Amortized Cost Basis	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by Amortized Cost Basis
									Past Due Days
(Dollars In Thousands)								Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans (4)	$1,948,763	$1,960,855	$1,908,905	5.81%	347	63%	712	$1,725,889	$58,059	$36,856	$140,051
Rehabilitation loans (4)	352,859	364,463	364,463	7.21	5	65	723	226,865	17,150	11,506	108,942
Single-family rental loans (4)	415,184	417,544	413,060	6.29	322	69	730	386,091	5,858	3,000	22,595
Seasoned performing loans (4)	118,309	118,366	129,536	2.96	167	39	722	107,762	943	538	9,123
Purchased Credit Deteriorated Loans (4)(5)	581,009	609,157	712,102	4.54	284	71	N/A	N/M	N/M	N/M	105,487
Residential whole loans, at carrying value, total or weighted average	$3,416,124	$3,470,385	$3,528,066	5.67%	289

December 31, 2020

	Carrying Value	Amortized Cost Basis	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by Amortized Cost Basis
									Past Due Days
(Dollars In Thousands)								Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans (4)	$2,336,117	$2,357,185	$2,294,086	5.84%	351	64%	712	$2,099,134	$73,163	$36,501	$148,387
Rehabilitation loans (4)	563,430	581,801	581,801	7.29	3	63	719	390,706	29,315	25,433	136,347
Single-family rental loans (4)	442,456	446,374	442,208	6.32	324	70	730	415,386	6,652	3,948	20,388
Seasoned performing loans (4)	136,157	136,264	149,004	3.30	171	40	723	124,877	2,186	1,170	8,031
Purchased Credit Deteriorated Loans (4)(5)	630,339	673,708	782,319	4.46	287	76	N/A	N/M	N/M	N/M	119,621
Residential whole loans, at carrying value, total or weighted average	$4,108,499	$4,195,332	$4,249,418	5.77%	282

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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $134.2 million and $189.9 million at June 30, 2021 and December 31, 2020, respectively, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 69% and 69% at June 30, 2021 and December 31, 2020, respectively. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.
(3)Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.
(4)At June 30, 2021 and December 31, 2020 the difference between the Carrying Value and Amortized Cost Basis represents the related allowance for credit losses.
(5)Purchased Credit Deteriorated Loans tend to be characterized by varying performance of the underlying borrowers over time, including loans where multiple months of payments are received in a period to bring the loan to current status, followed by months where no payments are received. Accordingly, delinquency information is presented only for loans that are more than 90 days past due.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
No Residential whole loans were sold during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, $955.4 million and $1.8 billion of Non-QM loans were sold, realizing losses of $127.2 million and $273.0 million, respectively During the three months ended June 30, 2020, Purchased Non-Performing loans with an aggregate unpaid principal balance of $24.1 million were sold, realizing net losses of $800,000.

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential Whole Loans, at Carrying Value:

	Six Months Ended June 30, 2021
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2020	$21,068	$18,371	$3,918	$107	$43,369	$86,833
Current provision	(6,523)	(3,700)	(1,172)	(41)	(10,936)	(22,372)
Write-offs	—	(1,003)	—	—	(214)	(1,217)
Allowance for credit losses at March 31, 2021	$14,545	$13,668	$2,746	$66	$32,219	$63,244
Current provision/(reversal)	(2,416)	(1,809)	(386)	(9)	(3,963)	(8,583)
Write-offs	(37)	(255)	—	—	(108)	(400)
Allowance for credit losses at June 30, 2021	$12,092	$11,604	$2,360	$57	$28,148	$54,261

	Six Months Ended June 30, 2020
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2019	$388	$2,331	$62	$—	$244	$3,025
Transition adjustment on adoption of ASU 2016-13 (4)	6,904	517	754	19	62,361	70,555
Current provision	26,358	33,213	6,615	230	8,481	74,897
Write-offs	—	(428)	—	—	(219)	(647)
Valuation adjustment on loans held for sale	70,181	—	—	—	—	70,181
Allowance for credit and valuation losses at March 31, 2020	$103,831	$35,633	$7,431	$249	$70,867	$218,011
Current provision/(reversal)	(2,297)	(5,213)	(500)	(25)	(2,579)	(10,614)
Write-offs	—	(420)	—	—	(207)	(627)
Valuation adjustment on loans held for sale	(70,181)	—	—	—	—	(70,181)
Allowance for credit losses at June 30, 2020	$31,353	$30,000	$6,931	$224	$68,081	$136,589

(1)In connection with purchased Rehabilitation loans at carrying value, the Company had unfunded commitments of $40.3 million and $94.5 million as of June 30, 2021 and 2020, respectively, with an allowance for credit losses of $512,000 and $2.1 million at June 30, 2021 and 2020, respectively. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 9).
(2)Includes $120.4 million and $181.8 million of loans that were assessed for credit losses based on a collateral dependent methodology as of June 30, 2021 and 2020, respectively.
(3)Includes $83.1 million and $100.0 million of loans that were assessed for credit losses based on a collateral dependent methodology as of June 30, 2021 and 2020, respectively.
(4)Of the $70.6 million of reserves recorded on adoption of ASU 2016-13, $8.3 million was recorded as an adjustment to stockholders’ equity and $62.4 million was recorded as a “gross up” of the amortized cost basis of Purchased Credit Deteriorated Loans.

The Company adopted ASU 2016-13 (“CECL”) on January 1, 2020 (see Note 2). The anticipated impact of the COVID-19 pandemic on expected economic conditions, including forecasted unemployment, home price appreciation, and prepayment rates, for the short to medium term resulted in significantly increased estimates of credit losses recorded under CECL for the first quarter of 2020 for residential whole loans held at carrying value. Since the end of the first quarter of 2020, primarily as a result of generally more stable markets and an ongoing economic recovery, the Company has made subsequent revisions to certain macro-economic assumptions, including its estimates related to future rates of unemployment and home price appreciation, and has made adjustments to the quantitative model outputs for relevant qualitative factors. The net impact

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
of these assumption revisions and qualitative adjustments, as well as reductions in balances subject to CECL, has resulted in a reversal of a portion of the allowance for loan loss since the end of the first quarter of 2020. The qualitative adjustments, which have the effect of increasing expected loss estimates, were determined based on a variety of factors, including differences between the Company’s loan portfolio and the loan portfolios represented by data available in regulatory filings of certain banks that are considered to have similar loan portfolios (available proxy data), and differences between current (and expected future) market conditions in comparison to market conditions that occurred in historical periods. Such differences include uncertainty with respect to the ongoing impact of the pandemic, the speed of vaccine deployment and time period for a significant portion of society to be vaccinated, the extent and timing of government stimulus efforts and heightened political uncertainty. The Company’s estimates of credit losses reflect the Company’s expectation that full recovery to pre-pandemic economic conditions will take an extended period, resulting in increased delinquencies and defaults during this period compared to historical periods. Estimates of credit losses under CECL are highly sensitive to changes in assumptions and current economic conditions have increased the difficulty of accurately forecasting future conditions.

The amortized cost basis of Purchased Performing Loans on nonaccrual status as of June 30, 2021 and December 31, 2020 was $307.3 million and $373.3 million, respectively. The amortized cost basis of Purchased Credit Deteriorated Loans on nonaccrual status as of June 30, 2021 and December 31, 2020 was $122.2 million and $151.4 million, respectively. The fair value of Purchased Non-performing Loans on nonaccrual status as of June 30, 2021 and December 31, 2020 was $660.7 million and $730.9 million, respectively. At June 30, 2021 and December 31, 2020, there were approximately $117.3 million and $130.7 million, respectively, of loans on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
The following table presents certain additional credit-related information regarding our Residential whole loans, at Carrying Value:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2021	2020	2019	2018	2017	Prior	Total
Non-QM loans
LTV <= 80% (1)	$78,630	$372,416	$890,461	$480,645	$48,635	$5,301	$1,876,088
LTV > 80% (1)	4,206	39,402	19,981	16,585	4,442	151	84,767
Total Non-QM loans	$82,836	$411,818	$910,442	$497,230	$53,077	$5,452	$1,960,855
Six Months Ended June 30, 2021 Gross write-offs	$—	$—	$—	$37	$—	$—	$37
Six Months Ended June 30, 2021 Recoveries	—	—	—	—	—	—	—
Six Months Ended June 30, 2021 Net write-offs	$—	$—	$—	$37	$—	$—	$37

Rehabilitation loans
LTV <= 80% (1)	$14,042	$37,161	$262,144	$44,333	$3,857	$—	$361,537
LTV > 80% (1)	—	—	1,226	—	1,700	—	2,926
Total Rehabilitation loans	$14,042	$37,161	$263,370	$44,333	$5,557	$—	$364,463
Six Months Ended June 30, 2021 Gross write-offs	$—	$—	$1,052	$186	$20	$—	$1,258
Six Months Ended June 30, 2021 Recoveries	—	—	—	—	—	—	—
Six Months Ended June 30, 2021 Net write-offs	$—	$—	$1,052	$186	$20	$—	$1,258

Single family rental loans
LTV <= 80% (1)	$15,618	$38,458	$240,444	$104,531	$12,050	$—	$411,101
LTV > 80% (1)	—	513	5,843	87	—	—	6,443
Total Single family rental loans	$15,618	$38,971	$246,287	$104,618	$12,050	$—	$417,544
Six Months Ended June 30, 2021 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2021 Recoveries	—	—	—	—	—	—	—
Six Months Ended June 30, 2021 Net write-offs	$—	$—	$—	$—	$—	$—	$—

Seasoned performing loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$112,734	$112,734
LTV > 80% (1)	—	—	—	—	—	5,632	5,632
Total Seasoned performing loans	$—	$—	$—	$—	$—	$118,366	$118,366
Six Months Ended June 30, 2021 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Six Months Ended June 30, 2021 Recoveries	—	—	—	—	—	—	—
Six Months Ended June 30, 2021 Net write-offs	$—	$—	$—	$—	$—	$—	$—

Purchased credit deteriorated loans
LTV <= 80% (1)	$—	$—	$—	$—	$624	$434,978	$435,602
LTV > 80% (1)	—	—	—	—	—	173,555	173,555
Total Purchased credit deteriorated loans	$—	$—	$—	$—	$624	$608,533	$609,157
Six Months Ended June 30, 2021 Gross write-offs	$—	$—	$—	$—	$—	$322	$322
Six Months Ended June 30, 2021 Recoveries	—	—	—	—	—	—	—
Six Months Ended June 30, 2021 Net write-offs	$—	$—	$—	$—	$—	$322	$322

Total LTV <= 80% (1)	$108,290	$448,035	$1,393,049	$629,509	$65,166	$553,013	$3,197,062
Total LTV > 80% (1)	4,206	39,915	27,050	16,672	6,142	179,338	273,323
Total residential whole loans, at carrying value	$112,496	$487,950	$1,420,099	$646,181	$71,308	$732,351	$3,470,385
Total Gross write-offs	$—	$—	$1,052	$223	$20	$322	$1,617
Total Recoveries	—	—	—	—	—	—	—
Total Net write-offs	$—	$—	$1,052	$223	$20	$322	$1,617
(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $134.2 million at June 30, 2021, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting is 69% at June 30, 2021. Certain low value loans secured by vacant lots are categorized as LTV > 80%.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 90 days or more delinquent:

	June 30, 2021
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)

Residential whole loans, at carrying value
Purchased credit deteriorated loans	$105,487	$128,147	84.6%
Non-QM loans	$140,051	$137,252	65.8%
Rehabilitation loans	$108,942	$108,942	67.9%
Single-family rental loans	$22,595	$22,595	73.7%
Seasoned performing loans	$9,123	$9,792	50.1%
Total Residential whole loans, at carrying value	$386,198	$406,728

Residential whole loans, at fair value
Purchased non-performing loans	$510,611	$527,572	82.2%
Purchased performing loans	$2,974	$3,003	65.3%
Total Residential whole loans, at fair value	$513,585	$530,575

	December 31, 2020
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)

Residential whole loans, at carrying value
Purchased credit deteriorated loans	$119,621	$145,028	86.7%
Non-QM loans	$148,387	$144,681	65.9%
Rehabilitation loans	$136,347	$136,347	65.8%
Single-family rental loans	$20,388	$20,233	72.7%
Seasoned performing loans	$8,031	$8,823	55.1%
Total Residential whole loans, at carrying value	$432,774	$455,112

Residential whole loans, at fair value
Purchased non-performing loans	$571,729	$625,621	86.8%
Purchased performing loans	$—	$—	—%
Total Residential whole loans, at fair value	$571,729	$625,621

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
The following tables present the components of interest income on the Company’s Residential whole loans for the three and six months ended June 30, 2021 and 2020:

	Held at Carrying Value		Held at Fair Value		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(In Thousands)	2021	2020	2021	2020	2021	2020
Purchased Performing Loans:
Non-QM loans	$20,164	$37,259	$1,804	$—	$21,968	$37,259
Rehabilitation loans	6,954	13,312	375	—	7,329	13,312
Single-family rental loans	6,439	7,268	467	—	6,906	7,268
Seasoned performing loans	1,540	2,253	—	—	1,540	2,253
Agency eligible investor loans	—	—	262	—	262	—
Total Purchased Performing Loans	$35,097	$60,092	$2,908	$—	$38,005	$60,092

Purchased Credit Deteriorated Loans	$11,303	$9,335	$—	$—	$11,303	$9,335

Purchased Non-Performing Loans	$—	$—	$19,708	$15,410	$19,708	$15,410

Total Residential Whole Loans	$46,400	$69,427	$22,616	$15,410	$69,016	$84,837

	Held at Carrying Value		Held at Fair Value		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020	2021	2020
Purchased Performing Loans:
Non-QM loans	$42,352	$86,329	$1,804	$—	$44,156	$86,329
Rehabilitation loans	13,621	28,639	375	—	13,996	28,639
Single-family rental loans	13,520	14,611	467	—	13,987	14,611
Seasoned performing loans	3,531	4,853	—	—	3,531	4,853
Agency eligible investor loans	—	—	262	—	262	—
Total Purchased Performing Loans	$73,024	$134,432	$2,908	$—	$75,932	$134,432

Purchased Credit Deteriorated Loans	$19,593	$18,481	$—	$—	$19,593	$18,481

Purchased Non-Performing Loans	$—	$—	$38,029	$37,959	$38,029	$37,959

Total Residential Whole Loans	$92,617	$152,913	$40,937	$37,959	$133,554	$190,872

The following table presents the components of Net gain/(loss) on residential whole loans measured at fair value through earnings for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Net unrealized gains/(losses)	$6,226	$2,010	$38,313	$(72,546)
Other Income (1)	(205)	2,900	(803)	2,147
Total	$6,021	$4,910	$37,510	$(70,399)

(1)Primarily includes cash payments received from private mortgage insurance on liquidated loans and losses on liquidations of non-performing loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
4.                   Securities, at Fair Value

MSR-Related Assets

Term Notes Backed by MSR-Related Collateral

At June 30, 2021 and December 31, 2020, the Company had $196.5 million and $239.0 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At June 30, 2021, these term notes had an amortized cost of $147.2 million, gross unrealized gains of approximately $49.3 million, a weighted average yield of 12.7% and a weighted average term to maturity of 6.3 years. At December 31, 2020, the term notes had an amortized cost of $184.9 million, gross unrealized gains of approximately $54.0 million, a weighted average yield of 12.30% and a weighted average term to maturity of 8.7 years. During the three and six months ended June 30, 2020, the Company sold certain term notes for $574.9 million and $711.7 million, realizing gains of $53.3 million and $28.7 million, respectively. During the three months ended March 31, 2020, the Company recognized an impairment loss related to its term notes of $280.8 million based on its intent to sell, or the likelihood it will be required to sell, such notes.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
Non-Agency MBS:  The Company’s Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation.  Credit risk associated with Non-Agency MBS is regularly assessed as new information regarding the underlying collateral becomes available and based on updated estimates of cash flows generated by the underlying collateral. During 2020, the Company sold all of its holdings of Legacy Non-Agency MBS and substantially reduced its holdings of other Non-Agency MBS. Due to issuer redemptions, remaining holdings of Non-Agency MBS were reduced to zero as of June 30, 2021.

The following tables present certain information about the Company’s residential mortgage securities at June 30, 2021 and December 31, 2020:

June 30, 2021

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Total residential mortgage securities (2)(4)(5)	$103,757	$4,803	$(63)	$(20,768)	$87,729	$18,572	$(16)	$18,556	$106,285

December 31, 2020

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Total residential mortgage securities (2)(3)(4)(5)	$161,878	$3,022	$(8,206)	$(21,437)	$135,257	$26,926	$(1,183)	$25,743	$161,000

(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Includes RPL/NPL MBS, which at December 31, 2020 had a $55.0 million Principal/Current face, $46.9 million amortized cost and $53.9 million fair value.
(4)At December 31, 2020, the Company expected to recover approximately 99% of the then-current face amount of Non-Agency MBS.
(5)Amounts disclosed at June 30, 2021 includes CRT securities with a fair value of $67.6 million for which the fair value option has been elected. Such securities had $1.7 million gross unrealized gains and gross unrealized losses of approximately $16,000 at June 30, 2021. Amounts disclosed at December 31, 2020 includes CRT securities with a fair value of $66.2 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $551,000 and gross unrealized losses of approximately $322,000 at December 31, 2020.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
Sales of Residential Mortgage Securities

The following table presents information about the Company’s sales of its residential mortgage securities for the three and six months ended June 30, 2021 and 2020. The Company has no continuing involvement with any of the sold securities.

	Three Months Ended June 30, 2021		Three Months Ended June 30, 2020
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$—	$—	$535,742	$3,563
Non-Agency MBS	—	—	1,054,980	151,095
CRT Securities	—	—	207,379	(24,992)
Total	$—	$—	$1,798,101	$129,666

	Six Months Ended June 30, 2021		Six Months Ended June 30, 2020
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$—	$—	$1,500,875	$(19,291)
Non-Agency MBS	—	—	1,318,842	107,951
CRT Securities	—	—	243,025	(27,011)
Total	$—	$—	$3,062,742	$61,649

Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities at June 30, 2021.

The Company did not recognize an allowance for credit losses (or other than temporary impairment in prior year periods) through earnings related to its MBS for the three and six months ended June 30, 2021. During the three months ended March 31, 2020, the Company recognized an aggregate impairment loss related to its MBS of $63.5 million based on its intent to sell, or the likelihood it will be required to sell, certain securities at such time.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential mortgage securities and MSR-related assets:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars In Thousands)	2021	2020	2021	2020
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Current provision:
Securities with no prior loss allowance	—	—	—	344,269
Securities with a prior loss allowance	—	—	—	—
Write-offs, including allowance related to securities the Company intended to sell	—	—	—	(344,269)
Allowance for credit losses at end of period	$—	$—	$—	$—

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$75,752	$148,910	$79,607	$392,722
Unrealized (losses)/gains on securities available-for-sale	(9,589)	48,715	(13,444)	393,503
Reclassification adjustment for MBS sales included in net income	—	(144,736)	—	(389,067)
Reclassification adjustment for impairment included in net income	—	—	—	(344,269)
Change in AOCI from AFS securities	(9,589)	(96,021)	(13,444)	(339,833)
Balance at end of period	$66,163	$52,889	$66,163	$52,889

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Agency MBS
Coupon interest	$—	$402	$—	$14,038
Effective yield adjustment (1)	—	(412)	—	(5,186)
Interest income	$—	$(10)	$—	$8,852

Legacy Non-Agency MBS
Coupon interest	$—	$897	$14	$18,179
Effective yield adjustment (2)(3)	—	1,153	670	10,560
Interest income	$—	$2,050	$684	$28,739

RPL/NPL MBS
Coupon interest	$21	$1,228	$373	$6,811
Effective yield adjustment (1)(4)	1	77	8,136	355
Interest income	$22	$1,305	$8,509	$7,166

CRT securities
Coupon interest	$923	$1,622	$1,844	$5,107
Effective yield adjustment (2)	1,043	8	1,787	(515)
Interest income	$1,966	$1,630	$3,631	$4,592

MSR-related assets
Coupon interest	$2,044	$6,133	$4,449	$20,340
Effective yield adjustment (1)(2)(5)	11,313	3,608	14,531	3,608
Interest income	$13,357	$9,741	$18,980	$23,948

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
(3) Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of approximately $670,000 during the six months ended June 30, 2021.
(4) Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of approximately $8.1 million and $277,000 during the six months ended June 30, 2021 and 2020, respectively.
(5) Includes $8.4 million of accretion income recognized during the three and six months ended June 30, 2021 due to the impact of the redemption at par of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

5.    Other Assets

The following table presents the components of the Company’s Other assets at June 30, 2021 and December 31, 2020:

(In Thousands)	June 30, 2021	December 31, 2020
REO (1)	$204,762	$249,699
Capital contributions made to loan origination partners	81,512	47,148
Other interest-earning assets	7,875	—
Interest receivable	36,225	38,850
Other MBS and loan related receivables	22,198	16,682
Lease right-of-use asset (2)	38,137	758
Other	48,638	32,244
Total Other Assets	$439,347	$385,381

(1) Includes $53.3 million and $61.8 million of REO that is held-for-investment at June 30, 2021 and December 31, 2020, respectively.
(2) An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease (see Notes 2 and 10).

(a) Real Estate Owned

At June 30, 2021, the Company had 766 REO properties with an aggregate carrying value of $204.8 million. At December 31, 2020, the Company had 946 REO properties with an aggregate carrying value of $249.7 million.
At June 30, 2021, $203.7 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $144.9 million of residential whole loans held at carrying value and $405.2 million of residential whole loans held at fair value at June 30, 2021.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
The following table presents the activity in the Company’s REO for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Balance at beginning of period	$220,393	$411,473	$249,699	$411,659
Adjustments to record at lower of cost or fair value	(68)	(7,138)	(943)	(11,889)
Transfer from residential whole loans (1)	18,302	8,526	38,370	59,219
Purchases and capital improvements, net	406	3,492	624	9,301
Disposals (2)	(34,181)	(67,537)	(82,567)	(119,271)
Depreciation	(90)	(300)	(421)	(503)
Balance at end of period	$204,762	$348,516	$204,762	$348,516

Number of properties	766	1,352	766	1,352

(1)Includes a net gain recorded on transfer of approximately $22,000 for the three months ended June 30, 2021 and a net loss recorded on transfer of approximately $190,000 for the three months ended June 30, 2020; and a net loss recorded on transfer of approximately $1.1 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively.
(2)During the three and six months ended June 30, 2021, the Company sold 139 and 319 REO properties for consideration of $38.0 million and $88.6 million, realizing net gains of approximately $3.9 million and $6.1 million, respectively. During the three and six months ended June 30, 2020, the Company sold 296 and 545 REO properties for consideration of $70.5 million and $125.3 million, realizing net gains of approximately $3.0 million and $6.1 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

(b) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom it sources residential mortgage loans through both flow arrangements and bulk purchases. To date, such contributions of capital include the following investments (based on their carrying value prior to any impairments): $49.7 million of common equity (including partnership interests) and $100.4 million of preferred equity. In addition, for certain partners, options or warrants may have also been acquired that provide the Company the ability to increase the level of its investment if certain conditions are met. At the end of each reporting period, or earlier if circumstances warrant, the Company evaluates whether the nature of its interests and other involvement with the investee entity requires the Company to apply equity method accounting or consolidate the results of the investee entity with the Company’s financial results. As of June 30, 2021, the nature of the Company’s interests and/or involvement with investee companies has not resulted in consolidation. Further, to the extent that the nature of the Company’s interests has resulted in the need for the Company to apply equity method accounting, the impact of such accounting on the Company’s results for periods subsequent to that in which the Company was determined to have significant influence over the investee company was not material for any period. As the interests acquired to date by the Company generally do not have a readily determinable fair value, the Company accounts for its non-equity method interests (including any acquired options and warrants) in loan originators initially at cost. The carrying value of these investments will be adjusted if it is determined that an impairment has occurred or if there has been a subsequent observable transaction in either the investee company’s equity securities or a similar security that provides evidence to support an adjustment to the carrying value. Following an evaluation of the anticipated impact of COVID-19 on economic conditions for the short to medium term, the Company recorded impairment charges of $7.1 million and $65.2 million on investments in certain loan origination partners during the three and six months ended June 30, 2020, respectively, which was included in “Impairment and other losses on securities available-for-sale and other assets” on the consolidated statements of operations. The Company did not record any impairment charges to earnings on investments in certain loan origination partners during the three and six months ended June 30, 2021. At June 30, 2021, approximately $704.0 million of the Company’s Residential whole loans, at carrying value were serviced by entities in which the Company has an investment.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(c) Derivative Instruments

The Company’s derivative instruments have historically generally been comprised of Swaps, the majority of which were designated as cash flow hedges against the interest rate risk associated with certain borrowings. In addition, in connection with managing risks associated with purchases of longer duration Agency MBS, the Company also entered into Swaps that were not designated as hedges for accounting purposes.

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

The following table presents the net impact of the Company’s derivative hedging instruments on its net interest expense and the weighted average interest rate paid and received for such Swaps for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in Thousands)	2021	2020	2021	2020
Interest (expense)/income attributable to Swaps	$—	$—	$—	$(3,359)
Weighted average Swap rate paid	—%	—%	—%	2.06%
Weighted average Swap rate received	—%	—%	—%	1.63%

During the six months ended June 30, 2020, the Company recorded net losses on Swaps not designated in hedging relationships of approximately $4.3 million, which included $9.4 million of losses realized on the unwind of certain Swaps. These amounts are included in Other income, net on the Company’s consolidated statements of operations.

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
AOCI from derivative hedging instruments:
Balance at beginning of period	$—	$(71,208)	$—	$(22,675)
Net loss on Swaps	—	—	—	(50,126)
Reclassification adjustment for losses/gains related to hedging instruments included in net income	—	64,032	—	65,625
Balance at end of period	$—	$(7,176)	$—	$(7,176)

TBA Securities

In order to economically hedge the risks arising from the investments in Agency eligible investor loans, the Company has entered into short positions in certain TBA securities. The table below summarizes open short positions in TBA securities as of June 30, 2021.

TBA Security	Notional Amount	Settlement Date
(In Thousands)
FNCL 2.0 7/21	$100,000	July 14, 2021
FNCL 2.5 7/21	$120,000	July 14, 2021

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

TBA short positions are subject to margining requirements which serve to mitigate counterparty credit risk associated with these transactions. Open TBA positions are measured at fair value each reporting date, with realized and unrealized changes in the fair value of these positions recorded in Other income, net in our consolidated statements of operations. For the three months ended June 30, 2021, the Company recorded a net loss on TBA short positions of $1.1 million. No TBA short positions had been entered into in prior periods.

6.      Financing Agreements

The following tables present the components of the Company’s Financing agreements at June 30, 2021 and December 31, 2020:

	June 30, 2021
(In Thousands)	Unpaid Principal Balance	Amortized Cost Balance	Fair Value/Carrying Value(1)
Financing agreements, at fair value
Agreements with non-mark-to-market collateral provisions	$793,754	$793,754	$795,341
Agreements with mark-to-market collateral provisions	858,066	858,066	858,066
Securitized debt	636,170	636,163	640,696
Total Financing agreements, at fair value	$2,287,990	$2,287,983	$2,294,103

Financing agreements, at carrying value
Securitized debt	$1,412,476		$1,405,685
Agreements with mark-to-market collateral provisions	503,303		503,191
Convertible senior notes	230,000		225,812
Total Financing agreements, at carrying value	$2,145,779		$2,134,688
Total Financing agreements	$4,433,769		$4,428,791

	December 31, 2020
(In Thousands)	Unpaid Principal Balance	Amortized Cost Balance	Fair Value/Carrying Value(1)
Financing agreements, at fair value
Agreements with non-mark-to-market collateral provisions	$1,156,899	$1,156,899	$1,159,213
Agreements with mark-to-market collateral provisions	1,338,077	1,338,077	1,338,077
Securitized debt	866,203	857,553	869,482
Total Financing agreements, at fair value	$3,361,179	$3,352,529	$3,366,772

Financing agreements, at carrying value
Securitized debt	$648,300		$645,027
Convertible senior notes	230,000		225,177
Senior notes	100,000		100,000
Total Financing agreements, at carrying value	$978,300		$970,204
Total Financing agreements	$4,339,479		$4,336,976

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(a) Financing Agreements, at Fair Value

In conjunction with its exit from forbearance arrangements in the second quarter of 2020, the Company entered into several asset backed financing arrangements and renegotiated financing arrangements for certain assets with existing lenders, which together resulted in the Company essentially refinancing the majority of its investment portfolio. The Company elected the fair value option on these financing arrangements, primarily to simplify the accounting associated with costs incurred to establish the new facilities or renegotiate existing facilities.

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

Agreements with non-mark-to-market collateral provisions

In June 2020, the Company and certain of its subsidiaries entered into a non-mark-to-market term loan facility with certain lenders with an initial borrowing capacity of $1.65 billion. The Company’s borrowing subsidiaries have pledged, as collateral security for the facility, certain of their residential whole loans (excluding Rehabilitation loans), as well as the equity in subsidiaries that own the loans. The facility has an initial term of two years, which may be extended for up to an additional three years, subject to certain conditions, including the payment of an extension fee and provided that no events of default have occurred. For the initial two-year term, the financing cost for the facility will be calculated at a spread over the lender’s financing cost, which, depending on the lender, is expected to be based either on three-month London Interbank Offered Rate (‘LIBOR”), or an index that it expected over time to be closely correlated to changes in three-month LIBOR. At June 30, 2021, the amount financed under this facility was approximately $639.7 million.

In addition, the Company also entered into non-mark-to-market financing facilities on Rehabilitation loans. Under these facilities, Rehabilitation loans, as well as the equity in subsidiaries that own the loans, are pledged as collateral. The facilities have a two-year term and the financing cost is calculated at a spread over three-month LIBOR. At June 30, 2021, the amount financed under these facilities was approximately $155.7 million.

The following table presents information with respect to the Company’s financing agreements, at fair value with non-mark-to-market collateral provisions and associated assets pledged as collateral at June 30, 2021 and December 31, 2020:

(Dollars in Thousands)	June 30, 2021	December 31, 2020
Non-mark-to-market financing secured by residential whole loans	$786,951	$1,156,125
Fair value of residential whole loans pledged as collateral under financing agreements	$1,343,544	$1,930,283
Weighted average haircut on residential whole loans	40.85%	39.46%
Non-mark-to-market financing secured by real estate owned	$8,390	$3,088
Fair value of real estate owned pledged as collateral under financing agreements	$21,161	$7,441
Weighted average haircut on real estate owned	60.04%	59.73%

Agreements with mark-to-market collateral provisions

In addition to entering into the financing arrangements discussed above, the Company also entered into a reinstatement agreement with certain lending counterparties that facilitated its exit from the forbearance arrangements that the Company had previously entered into. In connection with the reinstatement agreement, terms of its prior financing arrangements on certain residential whole loans were renegotiated and those arrangements were reinstated on a go-forward basis. These financing arrangements continue to contain mark-to-market provisions that permit the lending counterparties to make margin calls on the Company should the value of the pledged collateral decline. The Company is also permitted to recover previously posted margin payments, should values of the pledged collateral subsequently increase. These facilities generally have a maturity ranging from one to three months and can be renewed at the discretion of the lending counterparty at financing costs reflecting prevailing market pricing. At June 30, 2021, the amount financed under these agreements was approximately $858.1 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

The following table presents information with respect to the Company’s financing agreements, at fair value with mark-to-market collateral provisions and associated assets pledged as collateral at June 30, 2021 and December 31, 2020:

(Dollars in Thousands)	June 30, 2021	December 31, 2020
Mark-to-market financing agreements secured by residential whole loans	$847,922	$1,113,553
Fair value of residential whole loans pledged as collateral under financing agreements (1)	$1,362,771	$1,798,813
Weighted average haircut on residential whole loans (2)	35.14%	34.17%
Mark-to-market financing agreements secured by securities at fair value	$—	$213,915
Securities at fair value pledged as collateral under financing agreements	$—	$399,999
Weighted average haircut on securities at fair value (2)	—%	41.16%
Mark-to-market financing agreements secured by real estate owned	$10,144	$10,609
Fair value of real estate owned pledged as collateral under financing agreements	$40,617	$22,525
Weighted average haircut on real estate owned (2)	69.71%	55.56%

(1)At December 31, 2020, includes Non-Agency MBS with an aggregate fair value of $141.9 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation.
(2)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

In addition, the Company had cash pledged as collateral in connection with its financing agreements of $8.8 million and $7.2 million at June 30, 2021 and December 31, 2020, respectively.

The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements, at fair value that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$1,651,820	2.76%	$2,494,976	3.16%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 12 months	—	—	—	—
Over 12 months	—	—	—	—
Total financing agreements	$1,651,820	2.76%	$2,494,976	3.16%

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

(b) Financing Agreements, at Carrying Value

Additional information regarding the Company’s Other financing arrangements as of June 30, 2021, is included below:

Securitized Debt

Securitized debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated in consolidation. The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company. The weighted average fixed rate on the securitized debt was 1.57% at June 30, 2021 (see Notes 10 and 15 for further discussion).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

Agreements with mark-to-market collateral provisions

The following table presents information with respect to the Company’s financing agreements, at carrying value with mark-to-market collateral provisions, for which the fair value option was not elected, and associated assets pledged as collateral at June 30, 2021 (none were outstanding at December 31, 2020):

(Dollars in Thousands)	June 30, 2021
Mark-to-market financing agreements secured by residential whole loans	$324,834
Fair value of residential whole loans pledged as collateral under financing agreements	$374,194
Weighted average haircut on residential whole loans (1)	13.16%
Mark-to-market financing agreements secured by securities at fair value	$178,357
Securities at fair value pledged as collateral under financing agreements	$302,835
Weighted average haircut on securities at fair value (1)	39.27%

(1)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements, at carrying value that have mark-to-market collateral provisions, for which the fair value option was not elected, at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$503,303	1.73%
Over 30 days to 3 months	—	—
Over 3 months to 12 months	—	—
Over 12 months	—	—
Total financing agreements	$503,303	1.73%

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
JUNE 30, 2021
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

(c) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with seven counterparties at both June 30, 2021 and December 31, 2020, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2021:

	June 30, 2021
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Repricing for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Barclays Bank (3)	BBB/Aa3/A	$444,204	1	17.6%
Credit Suisse	BBB+/Baa1/A-	309,749	1	12.3
Wells Fargo	A+/Aa2/AA-	283,746	1	11.2
(1)As rated at June 30, 2021 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published rating for these entities.
(2)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the securities pledged by the Company as collateral, including accrued interest receivable on such securities.
(3)Includes amounts at risk with various affiliates of Athene Holding, Ltd., held via participation in a loan syndication administered by Barclays Bank.

(d) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	Financing Agreements
(In Thousands)	Non-Mark-to-Market	Mark-to-Market	Securitized	Total
Assets:
Residential whole loans, at carrying value	$916,778	$682,947	$1,808,332	$3,408,057
Residential whole loans, at fair value	413,804	1,016,692	484,586	1,915,082
Securities, at fair value	—	—	—	—
Other assets: REO	17,765	34,801	38,432	90,998
Total	$1,348,347	$1,734,440	$2,331,350	$5,414,137

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

	December 31, 2020
	Financing Agreements
(In Thousands)	Non-Mark-to-Market	Mark-to-Market	Securitized	Total
Assets:
Residential whole loans, at carrying value	$1,497,281	$1,207,364	$1,436,316	$4,140,961
Residential whole loans, at fair value	430,183	396,817	382,349	1,209,349
Securities, at fair value	—	122,609	—	122,609
Other assets: REO	—	—	49,477	49,477
Total	$1,927,464	$1,726,790	$1,868,142	$5,522,396

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

The Company’s assets pledged as collateral are described in Notes 2(e) - Restricted Cash, 5(c) - Derivative Instruments and 6 - Financing Agreements. The total fair value of assets pledged as collateral with respect to the Company’s borrowings under its financing arrangements and/or derivative hedging instruments was $3.5 billion and $4.2 billion at June 30, 2021 and December 31, 2020, respectively. An aggregate of $16.6 million and $24.6 million of accrued interest on those assets had also been pledged as of June 30, 2021 and December 31, 2020, respectively.

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

The fair value of financial instruments pledged against the Company’s financing arrangements was $3.4 billion and $4.2 billion at June 30, 2021 and December 31, 2020, respectively. There were no financial instruments pledged against the Company’s Swaps at June 30, 2021 and December 31, 2020, respectively. In addition, cash that has been pledged as collateral against financing arrangements and Swaps (if any) is reported as Restricted cash on the Company’s consolidated balance sheets (see Notes 2(e), 5(c) and 6).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
9. Other Liabilities

The following table presents the components of the Company’s Other liabilities at June 30, 2021 and December 31, 2020:

(In Thousands)	June 30, 2021	December 31, 2020
Payable for unsettled residential whole loans purchases	$131,275	$—
Dividends and dividend equivalents payable	44,236	34,016
Lease liability	41,680	636
Accrued interest payable	6,406	11,116
Accrued expenses and other	29,484	24,754
Total Other Liabilities	$253,081	$70,522

10.    Commitments and Contingencies

(a) Lease Commitments

  The Company’s primary lease commitments relate to its corporate headquarters. In April 2021, the Company relocated its corporate headquarters, terminating its prior lease on April 30, 2021. For the three and six months ended June 30, 2021, the Company recorded aggregate lease expense of approximately $1.0 million and $1.8 million, respectively, in connection with these two leases.

The term specified in the current lease is approximately fifteen years with an option to renew for an additional five years. The Company’s current estimate of annual lease expense under the current lease, excluding real estate tax and operating expense escalation charges (which at this point are unknown) and incentives, is approximately $4.8 million.

At June 30, 2021, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments
(In Thousands)
2021 (1)	$349
2022	4,618
2023	4,619
2024	4,599
2025	4,534
Thereafter	54,156
Total	$72,875

(1) Reflects contractual minimum rental payments due for the period from July 1, 2021 through December 31, 2021.

(b) Representations and Warranties in Connection with Loan Securitization Transactions

In connection with the loan securitization transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles upon breach of certain representations and warranties. As of June 30, 2021, the Company had no reserve established for repurchases of loans and was not aware of any material unsettled repurchase claims that would require the establishment of such a reserve (see Note 15).

(c) Rehabilitation Loan Commitments

At June 30, 2021, the Company had unfunded commitments of $89.7 million in connection with its purchased Rehabilitation loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(d) Residential Whole Loan Purchase Commitments

At June 30, 2021, the Company has agreed, subject to the completion of due diligence and customary closing conditions, to purchase residential whole loans held at fair value with an aggregate estimated purchase price of $131.3 million, with a corresponding liability recorded in Other Liabilities and included in Payable for unsettled residential whole loan purchases.

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

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2021 through June 30, 2021:

Declaration Date	Record Date	Payment Date	Dividend Per Share
May 24, 2021	June 7, 2021	June 30, 2021	$0.46875
February 19, 2021	March 5, 2021	March 31, 2021	$0.46875

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
JUNE 30, 2021
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

The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2021 through June 30, 2021:

Declaration Date	Record Date	Payment Date	Dividend Per Share
May 24, 2021	June 7, 2021	June 30, 2021	$0.40625
February 19, 2021	March 5, 2021	March 31, 2021	$0.40625

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2021 through June 30, 2021:

Declaration Date	Record Date	Payment Date	Dividend Per Share
June 15, 2021	June 30, 2021	July 30, 2021	$0.100	(1)
March 12, 2021	March 31, 2021	April 30, 2021	$0.075

(1) At June 30, 2021, we had accrued dividends and dividend equivalents payable of $44.2 million related to the common stock dividend declared on June 15, 2021.

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On October 15, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 9.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At June 30, 2021, approximately 8.5 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and six months ended June 30, 2021, the Company issued 92,316 and 197,588 shares of common stock through the DRSPP, raising net proceeds of approximately $406,807 and $794,979, respectively.  From the inception of the DRSPP in September 2003 through June 30, 2021, the Company issued 34,811,991 shares pursuant to the DRSPP, raising net proceeds of $288.4 million.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

During the six months ended June 30, 2021, the Company did not sell any shares of common stock through the ATM Program. At June 30, 2021, approximately $390.0 million remained outstanding for future offerings under this program.

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

The stock repurchase program does not require the purchase of any minimum number of shares. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws (including, in the Company’s discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”)).

During the three and six months ended June 30, 2021, the Company repurchased 5,659,551 and 11,606,229 shares of its common stock through the stock repurchase program at an average cost of $4.19 and $4.14 per share and a total cost of approximately $23.7 million and $48.1 million, net of fees and commissions paid to the sales agent of approximately $57,000 and $116,000, respectively. As of June 30, 2021, the Company was permitted to purchase an additional $117.7 million of its common stock.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
(f) Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (3)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (3)	Total AOCI
Balance at beginning of period	$75,752	$—	$(2,079)	$73,673	$79,607	$—	$(2,314)	$77,293
OCI before reclassifications	(9,589)	—	491	(9,098)	(13,444)	—	726	(12,718)
Amounts reclassified from AOCI (1)	—	—	—	—	—	—	—	—
Net OCI during the period (2)	(9,589)	—	491	(9,098)	(13,444)	—	726	(12,718)
Balance at end of period	$66,163	$—	$(1,588)	$64,575	$66,163	$—	$(1,588)	$64,575

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

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$—	$—	Net realized loss on sales of securities and residential whole loans
Impairment recognized in earnings	—	—	Other, net
Total AFS Securities	$—	$—
Total reclassifications for period	$—	$—

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and six months ended June 30, 2020:

	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(144,736)	$(389,067)	Net realized loss on sales of securities and residential whole loans
Impairment recognized in earnings	—	(344,269)	Other, net
Total AFS Securities	$(144,736)	$(733,336)
Swaps designated as cash flow hedges:
Amortization of de-designated hedging instruments	64,032	65,625	Other, net
Total Swaps designated as cash flow hedges	64,032	65,625
Total reclassifications for period	$(80,704)	$(667,711)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

12.    EPS Calculation

The following table presents a reconciliation of the earnings/(loss) and shares used in calculating basic and diluted earnings/(loss) per share for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2021	2020	2021	2020
Basic Earnings/(Loss) per Share:
Net income/(loss) to common stockholders	$66,714	$96,578	$152,236	$(812,417)
Dividends declared on preferred stock	(8,219)	(8,144)	(16,438)	(13,359)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(205)	(297)	(479)	—
Net income/(loss) to common stockholders - basic	$58,290	$88,137	$135,319	$(825,776)
Basic weighted average common shares outstanding	441,532	453,205	446,307	453,092
Basic Earnings/(Loss) per Share	$0.13	$0.19	$0.30	$(1.82)

Diluted Earnings/(Loss) per Share:
Net income/(loss) to common stockholders - basic	$58,290	$88,137	135,319	(825,776)
Interest expense on Convertible Senior Notes	—	3,893	7,823	—
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	205	—	—	—
Net income/(loss) to common stockholders - diluted	$58,495	$92,030	$143,142	$(825,776)
Basic weighted average common shares outstanding	441,532	453,205	446,307	453,092
Effect of assumed conversion of Convertible Senior Notes to common shares	—	28,920	28,920	—
Unvested and vested restricted stock units	1,730	—	—	—
Effect of Warrants	—	375	—	—
Diluted weighted average common shares outstanding (1)	443,262	482,500	475,227	453,092
Diluted Earnings/(Loss) per Share	$0.13	$0.19	$0.30	$(1.82)

(1)At June 30, 2021, the Company had approximately 4.8 million equity instruments outstanding that were not included in the calculation of diluted EPS for the six months ended June 30, 2021, as their inclusion would have been anti-dilutive.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $4.23. These equity instruments may have a dilutive impact on future EPS.

During the six months ended June 30, 2021, the Convertible Senior Notes were determined to be dilutive and were included in the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) is included in the denominator for the purpose of calculating diluted EPS. The Convertible Senior Notes may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 18.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At June 30,

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
2021, approximately 11.8 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 10, 2030.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of June 30, 2021 are designated to be settled in shares of the Company’s common stock.  The Company granted 215,958 and 2,701,082 RSUs during the three and six months ended June 30, 2021 and granted 1,204,713 RSUs during the six months ended June 30, 2020, respectively. There were no RSUs forfeited during the six months ended June 30, 2021 and 2020. All RSUs outstanding at June 30, 2021 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain time-based and performance-based RSU awards, as a grant of stock at the time such awards are settled.  At June 30, 2021 and December 31, 2020, the Company had unrecognized compensation expense of $11.3 million and $6.8 million, respectively, related to RSUs.  The unrecognized compensation expense at June 30, 2021 is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

The Company did not grant any shares of restricted common stock during the six months ended June 30, 2021 and the Company granted 79,545 shares of restricted common stock during the three and six months ended June 30, 2020. At June 30, 2021, the Company did not have any unvested shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments associated with RSU awards of approximately $120,000 and $257,000 during the three and six months ended June 30, 2021 and approximately $276,000 during the six months ended June 30, 2020. In addition, no dividend equivalents rights awarded as separate instruments were granted during the six months ended June 30, 2021 and 2020.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
RSUs	$2,744	$1,554	$4,432	$2,827
Total	$2,744	$1,554	$4,432	$2,827

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
JUNE 30, 2021

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021	2020	2021	2020
Non-employee directors	$314	$347	$445	$(1,558)
Total	$314	$347	$445	$(1,558)

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2021 and December 31, 2020 that had not been distributed and the Company’s associated liability for such deferrals at June 30, 2021 and December 31, 2020:

	June 30, 2021		December 31, 2020
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,442	$2,499	$2,197	$1,809
Total	$2,442	$2,499	$2,197	$1,809

(1)  Represents the cumulative amounts that were deferred by participants through June 30, 2021 and December 31, 2020, which had not been distributed through such respective date.

(c)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended June 30, 2021 and 2020, the Company recognized expenses for matching contributions of $125,000 and $120,000, respectively, and $250,000 and $240,000 for the six months ended June 30, 2021 and 2020, respectively.

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
JUNE 30, 2021
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

Securities, at Fair Value

Term Notes Backed by MSR-Related Collateral

The Company’s valuation process for term notes backed by MSR-related collateral is similar to that used for other residential mortgage securities and considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity. Other factors taken into consideration include estimated changes in fair value of the related underlying MSR collateral and, as applicable, the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient. Based on its evaluation of the observability of the data used in its fair value estimation process, these assets are classified as Level 2 in the fair value hierarchy.

Other Residential Mortgage Securities (including short positions in TBA securities)

In determining the fair value of the Company’s other residential mortgage securities, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants.  Valuation of TBA securities positions are based on executed levels for positions entered into and subsequently rolled forward, as well as prices obtained from pricing services for outstanding positions at each reporting date . These valuations are assessed for reasonableness by considering market TBA levels observed via Bloomberg for the same coupon and term to maturity. In valuing Non-Agency MBS, the Company understands that pricing services use observable inputs that include, in addition to trading activity observed in the marketplace, loan delinquency data, credit enhancement levels and vintage, which are taken into account to assign pricing factors such as spread and prepayment assumptions.  The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available.

The Company’s residential mortgage securities are valued using various market data points as described above, which management considers directly or indirectly observable parameters.  Accordingly, these securities are classified as Level 2 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2021 and December 31, 2020, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at June 30, 2021

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$—	$2,134,855	$2,134,855
Securities, at fair value	—	302,835	—	302,835
Total assets carried at fair value	$—	$302,835	$2,134,855	$2,437,690
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$795,341	$795,341
Agreements with mark-to-market collateral provisions	—	—	858,066	858,066
Securitized debt	—	640,696	—	640,696
Total liabilities carried at fair value	$—	$640,696	$1,653,407	$2,294,103

Fair Value at December 31, 2020

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$—	$1,216,902	$1,216,902
Securities, at fair value	—	399,999	—	399,999
Total assets carried at fair value	$—	$399,999	$1,216,902	$1,616,901
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$1,159,213	$1,159,213
Agreements with mark-to-market collateral provisions	—	213,915	1,124,162	1,338,077
Securitized debt	—	869,482	—	869,482
Total liabilities carried at fair value	$—	$1,083,397	$2,283,375	$3,366,772

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and six months ended June 30, 2021 and 2020 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2021 (1)	2020	2021	2020
Balance at beginning of period	$1,207,997	$1,243,792	$1,216,902	$1,381,583
Purchases	837,859	4,679	837,859	8,198
Originations and draws	423	—	423	—
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	6,226	2,010	38,313	(72,546)
Repayments	(38,932)	(28,608)	(64,502)	(52,412)
Sales and repurchases	430	(18,225)	430	(18,530)
Transfer to REO	(10,423)	(2,667)	(25,845)	(45,312)
Balance at end of period	$2,003,580	$1,200,981	$2,003,580	$1,200,981

(1) Excluded from the table above are approximately $131.3 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of June 30, 2021.

The following table presents additional information for the three and six months ended June 30, 2021 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
(In Thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Balance at beginning of period	$1,041,283	$1,159,213
Issuances	—	—
Payment of principal	(245,451)	(363,146)
Changes in unrealized losses	(491)	(726)
Balance at end of period	$795,341	$795,341

The following table presents additional information for the three and six months ended June 30, 2021 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
(In Thousands)	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Balance at beginning of period	$979,541	$1,124,162
Issuances	299,650	391,647
Payment of principal	(421,125)	(657,743)
Changes in unrealized losses	—	—
Balance at end of period	$858,066	$858,066

At June 30, 2020, the Company’s financing agreements with non-mark-to-market collateral provisions and the Company’s financing agreements with mark-to-market collateral provisions had just been issued and were therefore classified as Level 2 since their values were based on market transactions. However, market information for similar financings was not available at June 30, 2021 and the Company valued these financing instruments based on unobservable inputs.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of June 30, 2021 and December 31, 2020:

	June 30, 2021
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$773,449	Discounted cash flow	Discount rate	3.5%	2.5-11.8%
			Prepayment rate	14.0%	0.0-43.9%
			Default rate	4.1%	0.0-49.1%
			Loss severity	12.0%	0.0-100.0%

	$394,736	Liquidation model	Discount rate	8.0%	6.7-50.0%
			Annual change in home prices	7.0%	4.3-12.1%
			Liquidation timeline (in years)	1.8	0.7-4.8
			Current value of underlying properties (3)	$765	$5-$3,704
Total	$1,168,185

	December 31, 2020
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$789,576	Discounted cash flow	Discount rate	3.9%	3.3-8.0%
			Prepayment rate	5.4%	0.0-17.6%
			Default rate	4.1%	0.0-47.7%
			Loss severity	12.7%	0.0-100.0%

	$427,061	Liquidation model	Discount rate	8.1%	6.7-50.0%
			Annual change in home prices	3.6%	1.8-6.5%
			Liquidation timeline (in years)	1.8	0.8-4.8
			Current value of underlying properties (3)	$729	$12-$4,500
Total	$1,216,637

(1) Excludes approximately $266,000 and $265,000 of loans for which management considers the purchase price continues to reflect the fair value of such loans at June 30, 2021 and December 31, 2020, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $410,000 and $380,000 as of June 30, 2021 and December 31, 2020, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

	June 30, 2021
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Performing Loans	$832,928	Discounted cash flow	Discount rate	3.1%	0.8-7.3%
			Prepayment rate	20.2%	0.0-46.1%
			Default rate	0.4%	0.0-22.1%
			Loss severity	9.2%	0.0-10.0%

	$2,249	Liquidation model	Discount rate	7.5%	7.5-7.5%
			Annual change in home prices	8.1%	6.8-8.7%
			Liquidation timeline (in years)	2.5	2.0-3.3
			Current value of underlying properties (3)	$1,048	$124-$1,750
Total	$835,177

(1) Excludes approximately $131.3 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at June 30, 2021.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2021 and December 31, 2020:

	June 30, 2021	June 30, 2021		December 31, 2020
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Residential whole loans	3	$5,550,979	$5,757,133	$5,325,401	$5,499,303
Securities, at fair value	2	302,835	302,835	399,999	399,999
Cash and cash equivalents	1	906,409	906,409	814,354	814,354
Restricted cash	1	8,839	8,839	7,165	7,165
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	795,341	795,341	1,159,213	1,159,213
Financing agreements with mark-to-market collateral provisions	3	1,182,900	1,183,012	1,124,162	1,124,162
Financing agreements with mark-to-market collateral provisions	2	178,357	178,357	213,915	213,915
Securitized debt (2)	2	2,046,381	2,055,295	1,514,509	1,519,567
Convertible senior notes	2	225,812	236,053	225,177	228,287
Senior notes (3)	1	—	—	100,000	100,031

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021

(1)Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.
(2)Includes Securitized debt that is carried at amortized cost basis and fair value.
(3)On January 6, 2021, the Company redeemed all of its outstanding Senior Notes (see Note 6).

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the six months ended June 30, 2021 and 2020, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $38.4 million and $59.2 million, respectively, at the time of foreclosure. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
Loan Securitization Transactions

The following table summarizes the key details of the Company’s loan securitization transactions currently outstanding as of June 30, 2021 and December 31, 2020:

(Dollars in Thousands)	June 30, 2021		December 31, 2020
Aggregate unpaid principal balance of residential whole loans sold	$2,756,479		$2,232,561
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$2,511,113		$1,862,068
Outstanding amount of Senior Bonds, at carrying value	$1,405,685	(1)	$645,027	(1)
Outstanding amount of Senior Bonds, at fair value	$640,696		$869,482
Outstanding amount of Senior Bonds, total	$2,046,381		$1,514,509
Weighted average fixed rate for Senior Bonds issued	1.57%	(2)	2.11%	(2)
Weighted average contractual maturity of Senior Bonds	41 years	(2)	41 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$215,157		$268,548
Cash received	$2,511,087		$1,853,408
(1)Net of $6.8 million and $3.2 million of deferred financing costs at June 30, 2021 and December 31, 2020, respectively.
(2)At June 30, 2021 and December 31, 2020, $445.2 million and $568.7 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100 or 300 basis points or more at 36 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three months ended June 30, 2021, the Company issued Senior Bonds with a current face of $805.9 million to third-party investors for proceeds of $805.9 million, before offering costs and accrued interest. The Senior Bonds issued by the Company during the three months ended June 30, 2021 are included in “Financing agreements, at carrying value” (at carrying value) on the Company’s consolidated balance sheets (see Note 6).

As of June 30, 2021 and December 31, 2020, as a result of the transactions described above, securitized loans of approximately $2.3 billion and $1.8 billion are included in “Residential whole loans” and REO with a carrying value of approximately $38.4 million and $49.5 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of June 30, 2021 and December 31, 2020, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $2.0 billion and $1.5 billion, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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
JUNE 30, 2021
Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of June 30, 2021 and December 31, 2020 are a total of $5.6 billion and $5.3 billion, respectively, of residential whole loans. These assets, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021
16. Subsequent Events

Completion of Acquisition of Lima One Holdings, LLC

On July 1, 2021, the Company completed the previously announced acquisition from affiliates of Magnetar Capital of their ownership interests in Lima One Holdings, LLC, the parent company of Lima One Capital, LLC. In connection with this transaction, the Company also acquired from certain members of management of Lima One their ownership interests in Lima One Holdings. With the completion of these transactions, the Company now owns all of the outstanding ownership interests of Lima One Holdings.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: risks related to the COVID-19 pandemic, including its effects on the general economy and our business, financial position and results of operations (including, among other potential effects, increased delinquencies and greater than expected losses in our whole loan portfolio); changes in interest rates and the market (i.e., fair) value of our residential whole loans, MBS and other assets; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in our portfolio and could require us to reinvest the proceeds received by us as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans in our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on residential whole loans and the extent of prepayments, realized losses and changes in the composition of our residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; targeted or expected returns on our investments in recently-originated loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing cost associated with such investments; risks associated with our investments in MSR-related assets, including servicing, regulatory and economic risks, risks associated with our investments in loan originators, risks associated with investing in real estate assets, including changes in business conditions and the general economy and risks associated with the integration of our recently-completed acquisition of Lima One Holdings, LLC, and the ongoing operation thereof (including, without limitation, unanticipated expenditures relating to or liabilities arising from the transaction and/or the inability to obtain, or delays in obtaining, expected benefits from the transaction).  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business/General

We are a specialty finance company that invests in and finances residential mortgage assets. We invest, on a leveraged basis, in residential whole loans, residential mortgage-backed securities, MSR-related assets and other real estate assets.  Through certain of our subsidiaries, we also originate and service business purpose loans for real estate investors. Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.  We are an internally-managed real estate investment trust.

At June 30, 2021, we had total assets of approximately $7.2 billion, of which $5.6 billion, or 77%, represented residential whole loans acquired through interests in certain trusts established to acquire the loans. Our Purchased Performing Loans, which as of June 30, 2021 comprised approximately 68% of our residential whole loans, include: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), (iv) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans), and (v) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (or Agency eligible investor loans). In addition, at June 30, 2021, we had approximately $302.8 million in investments in Securities, at fair value, which represented approximately 4% of our total assets.  At such date, our Securities, at fair value included MSR-related assets and CRT securities. Our MSR-related assets include term notes whose cash flows are considered to be largely dependent on MSR collateral and loan participations to provide financing to mortgage originators that own MSRs. Our remaining investment-related assets, which represent approximately 4% of our total assets at June 30, 2021, were primarily comprised of REO, capital contributions made to loan origination partners and MBS and loan-related receivables.

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

Our investments in residential mortgage assets expose us to credit risk, meaning that we are generally subject to credit losses due to the risk of delinquency, default and foreclosure on the underlying real estate collateral. Our investment process for credit sensitive assets focuses primarily on quantifying and pricing credit risk. With respect to investments in Purchased Performing Loans, we believe that sound underwriting standards, including low LTVs at origination, significantly mitigate our risk of loss. Further, we believe the discounted purchase prices paid on Purchased Non-performing and Purchased Credit Deteriorated Loans mitigate our risk of loss in the event that, as we expect on most such investments, we receive less than 100% of the par value of these investments.

Premiums arise when we acquire an MBS at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value) or when we acquire residential whole loans at a price in excess of their aggregate principal balance Conversely, discounts arise when we acquire an MBS at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Accretable purchase discounts on these investments are accreted to interest income. Premiums paid to purchase loans, primarily on certain of our Non-QM and business purpose loans, are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets.

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of a loan, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults. CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended June 30, 2021, the average CPR on our Non-QM loan portfolio was 40%. For the three months ended June 30, 2021, the average CPR on our Single-family rental loan portfolio was 27%.

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

Our residential mortgage investments have longer-term contractual maturities than our financing liabilities. Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments. In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which in the past have generally been comprised of Swaps and currently include short positions in TBA securities. The majority of our Swap derivative instruments have generally been designated as cash-flow hedges against a portion of our then current and forecasted LIBOR-based repurchase agreements. Following the significant interest rate decreases that occurred late in the first quarter of 2020, we unwound all of our Swap transactions at the end of the first quarter of 2020.

Recent Market Conditions and Our Strategy

Second quarter 2021 Portfolio Activity and impact on financial results:

At June 30, 2021, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value was approximately $6.1 billion compared to $5.8 billion at March 31, 2021.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended June 30, 2021:

(In Millions)	March 31, 2021	Runoff (1)	Acquisitions	Other (2)	June 30, 2021	Change
Residential whole loans and REO	$5,409	$(538)	$857	$28	$5,756	$347
Securities, at fair value	351	(52)	—	4	303	(48)
Totals	$5,760	$(590)	$857	$32	$6,059	$299

(1)    Primarily includes principal repayments and sales of REO.
(2)    Primarily includes changes in fair value, draws on previously originated Rehabilitation loans, and changes in the allowance for credit losses.

At June 30, 2021, our total recorded investment in residential whole loans and REO was $5.8 billion, or 95.0% of our residential mortgage asset portfolio. Of this amount, $3.8 billion are Purchased Performing Loans, $581.0 million are Purchased Credit Deteriorated Loans and $1.2 billion are Purchased Non-performing Loans. For the three months ended June 30, 2021, we recognized approximately $69.0 million of income on Residential whole loans in Interest Income on our consolidated statements of operations, representing an effective yield of 5.48%, with Purchased Performing Loans generating an effective yield of 4.45%, Purchased Credit Deteriorated Loans generating an effective yield of 7.17% and Purchased Non-performing Loans generating an effective yield of 7.98%. In addition, all of our Purchased Non-performing Loans and certain of our Purchased Performing Loans are measured at fair value as a result of the election of the fair option at acquisition. Included in earnings in Other income, net are net gains on these loans of $6.0 million for the three months ended June 30, 2021. At June 30, 2021 and March 31, 2021, we had REO with an aggregate carrying value of $204.8 million and $220.4 million, respectively, which is included in Other assets on our consolidated balance sheets.

In response to the financial impact of COVID-19 on borrowers, and in compliance with various federal and state guidelines, starting in the first quarter of 2020, we offered short-term relief to certain borrowers who were contractually current at the time the pandemic started to impact the economy. Under the terms of such plans, for certain borrowers a deferral plan was entered into where missed payments were deferred to the maturity of the related loan, with a corresponding change to the loan’s next payment due date. In addition, certain borrowers were granted up to a seven-month “zero pay” forbearance with payments required to resume at the conclusion of the plan. For these borrowers, delinquent payments were permitted to be placed on specified repayment plans. While the majority of the borrowers granted relief have resumed making payments at the conclusion of such deferral and forbearance periods, certain borrowers, particularly in our Non-QM loan portfolio, continue to be impacted financially by COVID-19 and have not yet resumed payments. When these borrowers became more than 90 days delinquent on payments, any interest income receivable related to the associated loans was reversed in accordance with our non-accrual policies. At June 30, 2021, Non-QM loans with an unpaid principal balance of $140.3 million, or 6.2% of the portfolio, were more than 90 days delinquent. For these and other borrowers that have been impacted by the COVID-19, we are continuing to evaluate loss mitigation options with respect to these loans, including forbearance, repayment plans, loan modification and foreclosure. In addition, at June 30, 2021, Rehabilitation Loans to fix and flip borrowers with an unpaid principal balance of $108.9 million, or 26.5% of the portfolio, were more than 90 days delinquent. Because rehabilitation loans are shorter term and repayment is usually dependent on completion of the rehabilitation project and sale of the property, the strategy to resolve delinquent rehabilitation loans differs from owner occupied loans. Consequently, forbearance and repayment plans are offered less frequently. However, we seek to work with delinquent fix and flip borrowers whose projects are close to completion or are listed for sale in order to provide the borrower the opportunity to sell the property and repay our loan. In circumstances where the borrower is not able to complete the project or we are not able to work with the borrower to our mutual benefit, we pursue foreclosure or other forms of resolution.

At June 30, 2021, our Securities, at fair value totaled $302.8 million and included $196.5 million of MSR-related assets and $106.3 million of CRT securities. The net yield on our Securities, at fair value was 24.57% for the second quarter of 2021, compared to 8.20% for the second quarter 2020. The increase in the net yield on our Securities, at fair value portfolio primarily reflects accretion income of approximately $8.4 million recognized in the current year quarter due to the redemption at par of an MSR-related asset that had been held at an amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020.

We adopted the new accounting standard addressing the measurement of credit losses on financial instruments (CECL) on January 1, 2020. CECL requires that reserves for credit losses be estimated at the reporting date based on expected cash flows for the life of the loan or financial asset, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions. For the second quarter of 2021, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $8.9 million. The reversal for the period primarily reflects lower loan balances and adjustments to certain macro-economic inputs used in our credit loss forecasts. The total allowance for credit losses recorded on residential whole loans held at carrying value at June 30, 2021 was $54.3 million. In addition, as of June 30, 2021, CECL reserves for credit losses totaling approximately $512,000 were recorded related to undrawn commitments on loans held at carrying value.

During the second quarter of 2021, we continued to execute on our strategy of entering into more durable forms of financing by completing a securitization consisting of $395.1 million of Non-QM loans, generating approximately $88.6 million of additional liquidity. As the weighted average coupon of the bonds sold was approximately 1.37%, this transaction lowered the funding rate of the underlying assets by 203 basis points. During the second quarter, we also completed a securitization transaction collateralized by $473.2 million of previously securitized and other re-performing loans. As the weighted average coupon of the bonds sold was approximately 1.30%, this transaction lowered the funding rate of the underlying assets by 85 basis points.

Our GAAP book value per common share was $4.65 as of June 30, 2021. Book value per common share increased from $4.63 as of March 31, 2021. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains on our residential whole loans held at carrying value, was $5.12 as of June 30, 2021, an increase from $5.09 as of March 31, 2021. Increases in GAAP and Economic book value during the second quarter of 2021 reflect GAAP earnings in excess of dividends declared and relatively stable asset prices across our residential loan portfolio. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to page 82 under the heading “Economic Book Value.”

Completion of Acquisition Lima One Holdings LLC:

On July 1, 2021, we completed the previously announced acquisition from affiliates of Magnetar Capital of their ownership interests in Lima One Holdings, LLC, the parent company of Lima One Capital, LLC (collectively “Lima One”). In connection with this transaction, we also acquired from certain members of Lima One management their ownership interests in the company. With the completion of these transactions, we now own all of the outstanding ownership interests of Lima One and its financial results will be included in our consolidated financial statements starting with the third quarter of 2021. The transaction is expected to be accretive to our overall profitability. Based on current loan origination levels we anticipate that the amount of business purpose loans held on our balance sheet will increase. The overall level of our general and administrative expenses in future periods is also expected to be higher.

Information About Our Assets

The table below presents certain information about our asset allocation at June 30, 2021:

ASSET ALLOCATION

(Dollars in Millions)	Purchased Performing Loans (1)		Purchased Credit Deteriorated Loans (2)		Purchased Non-Performing Loans		Securities, at fair value		Real Estate Owned		Other, net (3)	Total
Fair Value/Carrying Value	$3,802		$581		$1,168		$303		$205		$1,027	$7,086
Payable for Unsettled Purchases	(131)		—		—		—		—		—	(131)
Financing Agreements with non-mark-to-market collateral provisions	(419)		(136)		(232)		—		(8)		—	(795)
Financing Agreements with mark-to-market collateral provisions	(929)		(105)		(139)		(178)		(10)		—	(1,361)
Less Securitized Debt	(1,397)		(232)		(391)		—		(26)		—	(2,046)
Less Convertible Senior Notes	—		—		—		—		—		(226)	(226)
Net Equity Allocated	$926		$108		$406		$125		$161		$801	$2,527
Debt/Net Equity Ratio (4)	3.1	x	4.4	x	1.9	x	1.4	x	0.3	x		1.8	x

(1)Includes $2.4 billion of Non-QM loans, $421.1 million of Rehabilitation loans, $524.9 million of Single-family rental loans, $118.3 million of Seasoned performing loans, and $308.6 million of Agency eligible investor loans. At June 30, 2021, the total fair value of these loans is estimated to be approximately $3.9 billion.
(2)At June 30, 2021, the total fair value of these loans is estimated to be approximately $697.1 million.
(3)Includes $906.4 million of cash and cash equivalents, $8.8 million of restricted cash, and $81.5 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(4)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements noted above as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at June 30, 2021. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Purchased Performing Loans (1)(2)	Purchased Credit Deteriorated Loans (3)	Purchased Non-Performing Loans
Amount due:
Within one year	$374,991	$1,093	$4,501
After one year:
Over one to five years	84,551	3,212	3,224
Over five years	3,236,815	604,852	1,160,726
Total due after one year	$3,321,366	$608,064	$1,163,950
Total residential whole loans	$3,696,357	$609,157	$1,168,451

(1)Excludes an allowance for credit losses of $26.1 million at June 30, 2021.
(2)Excluded from the table above are approximately $131.3 million of Purchased Performing Loans for which the closing of the purchase transaction had not occurred as of June 30, 2021.
(3)Excludes an allowance for credit losses of $28.1 million at June 30, 2021.

The following table presents, at June 30, 2021, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)(3)	Purchased Credit Deteriorated Loans (1)(4)	Purchased Non-Performing Loans (1)
Interest rates:
Fixed	$1,529,515	$473,644	$890,197
Adjustable	1,791,851	134,420	273,753
Total	$3,321,366	$608,064	$1,163,950

(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of June 30, 2021.
(2)Excludes an allowance for credit losses of $26.1 million at June 30, 2021.
(3)Excluded from the table above are approximately $131.3 million of Purchased Performing Loans for which the closing of the purchase transaction had not occurred as of June 30, 2021.
(4)Excludes an allowance for credit losses of $28.1 million at June 30, 2021.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at June 30, 2021 and December 31, 2020:

(Dollars in Thousands)	June 30, 2021	December 31, 2020
MSR-Related Assets
Face/Par	$197,569	$249,769
Fair Value	196,549	238,999
Amortized Cost	147,239	184,908
Weighted average yield	12.67%	12.30%
Weighted average time to maturity	6.3 years	8.7 years

CRT Securities
Face/Par	$103,757	$104,031
Fair Value	106,285	104,234
Amortized Cost	87,729	86,214
Weighted average yield	10.31%	7.37%
Weighted average time to maturity	19.2 years	19.7 years

RPL/NPL MBS
Face/Par	$—	$54,998
Fair Value	—	53,946
Amortized Cost	—	46,862
Weighted average yield	—%	7.55%
Weighted average time to maturity	N/A	28.7 years

Tax Considerations

Current period estimated taxable income

We estimate that for the six months ended June 30, 2021, our taxable income was approximately $50.1 million. We have until the filing of our 2020 tax return (due not later than October 15, 2021) to declare the distribution of any 2020 REIT taxable income not previously distributed.

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

The Federal Housing Finance Agency (or FHFA) and both houses of Congress have discussed and considered various measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’ guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform. On March 27, 2019, then President Trump issued a memorandum on federal housing finance reform that directed the Secretary of the Treasury to develop a plan for administrative and legislative reforms as soon as practicable to achieve the following housing reform goals: 1) ending the conservatorships of the Government-sponsored enterprises (or GSEs) upon the completion of specified reforms; 2) facilitating competition in the housing finance market; 3) establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and 4) providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. On September 5, 2019, in response to then President Trump’s memorandum, the U.S. Department of the Treasury released a plan, developed in conjunction with the FHFA, the Department of Housing and Urban Development, and other government agencies, which includes legislative and administrative reforms to achieve each of these reform goals. On June 23, 2021, the United States Supreme Court concluded that the FHFA was unconstitutional as structured and remanded the case for further proceedings. Subsequent to the Supreme Court’s ruling, President Biden dismissed the FHFA director and appointed an acting replacement, raising further questions as to whether any of these legislative or regulatory reforms discussed above will be enacted or implemented. The prospects for passage of any of these plans are uncertain and the change in FHFA leadership underscores the potential for change to Fannie Mae and Freddie Mac.

While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations.  A reduction in the ability of mortgage loan originators to access Fannie Mae and Freddie Mac to sell their mortgage loans may adversely affect the mortgage markets generally and adversely affect the ability of mortgagors to refinance their mortgage loans. In addition, any decline in the value of securities issued by Fannie Mae and Freddie Mac may affect the value of MBS in general. The recent change of FHFA Leadership and the fact that a permanent Director has yet to be confirmed raise further uncertainties about whether, and if so on what timeline, the Biden administration will address the conservatorships of the GSEs and any comprehensive housing reform.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (or CARES Act) was signed into law. Among the provisions in this wide-ranging law are protections for homeowners experiencing financial difficulties due to COVID-19, including forbearance provisions and procedures. Borrowers with federally backed mortgage loans, regardless of delinquency status, were permitted to request loan forbearance for a six-month period, with the option to extend forbearance for another six-month period if necessary. Although the initial deadline to request forbearance on federally backed loans was set to expire under the CARES Act on December 31, 2020, FHFA and CFPB have announced extensions of several measures to align COVID-19 mortgage relief policies across the federal government, including additional three-month extensions of COVID-19 forbearance or payment deferral options for certain borrowers. Federally backed mortgage loans are loans secured by first- or subordinate-liens on 1-4 family residential real property, including individual units of condominiums and cooperatives, which are insured or guaranteed pursuant to certain government housing programs, such as by the Federal Housing Administration, or U.S. Department of Agriculture, or are purchased or securitized by Fannie Mae or Freddie Mac. The CARES Act also included a temporary 60-day foreclosure moratorium that applies to federally backed mortgage loans, which lasted until July 24, 2020. However, the foreclosure moratorium was extended several times to July 31, 2021 and the forbearance enrollment window was extended through September 30, 2021 by Department of Housing and Urban Development, Department of Veterans Affairs, the Department of Agriculture and FHFA, which includes mortgages backed by Fannie Mae and Freddie Mac. Although the Federal foreclosure moratorium expired on July 31, 2021, various states and local jurisdictions also imposed foreclosure moratoriums, some of which will still be in effect after the federal moratorium expires.

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

On September 1, 2020, the Centers for Disease Control and Prevention (or CDC) issued an order effective September 4, 2020 through December 31, 2020 temporarily halting residential evictions to prevent the further spread of COVID-19. The Second Stimulus extended the order to January 31, 2021 and, on January 20, 2021, President Joseph Biden signed an executive order that, among other things, further extended the temporary eviction moratorium promulgated by the CDC through March 31, 2021. The CDC order was further extended through July 31, 2021, and on August 3, 2021, it was further extended through October 3, 2021, to those U.S. counties experiencing substantial and high spread of the COVID-19 as of such date (which includes a significant majority of the counties in the United States). The CDC order will likely prevent some mortgagors from evicting certain tenants who are not current on their monthly payments of rent and who qualify for relief under the CDC order, which may present a greater risk that the mortgagor will stop making monthly mortgage loan payments. The CDC order by its terms does not preempt or preclude state and local jurisdictions from issuing more expansive orders than those currently in place or from imposing additional or more restrictive requirements than the CDC order to provide greater public health protection and, across the country, similar moratoriums are in place in various states and local jurisdictions to stop evictions and foreclosures in an effort to lessen the financial burden created by COVID-19. The CDC’s moratorium and any other similar state moratoriums or bans could adversely impact the cash flow on mortgage loans.

On July 30, 2021, FHFA announced that Fannie Mae and Freddie Mac are extending the moratorium on single-family real estate owned (REO) evictions until September 30, 2021. The Biden Administration may pass additional stimulus bills, foreclosure relief measures and may reinstate foreclosure and eviction moratoriums that may continue to adversely impact the cash flow on mortgage loans.

Results of Operations

Quarter Ended June 30, 2021 Compared to the Quarter Ended June 30, 2020

General

For the second quarter of 2021, we had a net income available to our common stock and participating securities of $58.5 million, or $0.13 per basic and diluted common share, compared to $88.4 million, or $0.19 per basic and diluted common share, for the second quarter of 2020. This decrease in net income available to common stock and participating securities primarily reflects a significantly lower reversal of provision for credit losses on residential whole loans and lower Other income, partially offset by higher net interest income from our investments and lower operating and other expenses. The prior year period results includes the impact of actions taken to bolster and stabilize our balance sheet, improve our liquidity position and renegotiate the financing associated with our remaining investments, following the COVID-19 related market disruptions experienced during the first and second quarters of 2020. These actions included disposing our remaining Agency and the significant majority of our Legacy Non-Agency MBS portfolios, substantially reducing our investments in MSR-related assets, CRT securities and sales of certain residential whole loans. These disposals resulted in net realized gains that were recorded in Other income for the second quarter of 2020 totaling $49.5 million. In addition, for the second quarter of 2020 we recorded a net reversal in our provision credit losses of $85.4 million, which included the reversal of a valuation adjustment on loans held for sale of $70.2 million. Further, during the second quarter of 2020, Other income included impairment losses on other assets of $5.1 million, primarily related to write-downs of the carrying values of investments in certain loan originators, $63.0 million of higher unrealized gains on securities measured at fair value through earnings and $49.9 million of losses on terminated Swaps that had previously been designated as hedges for accounting purposes. The prior year period results also included $40.0 million of professional services and other costs in connection with negotiating forbearance arrangements with our lenders, entering into new financing arrangements and reinstating prior financing arrangements on the exit from forbearance.

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

For the second quarter of 2021, our net interest spread and margin were 3.02% and 3.86%, respectively, compared to a net interest spread and margin of (0.88)% and 0.81%, respectively, for the second quarter of 2020. Our net interest income increased by $44.2 million, or 298.82%, to $59.0 million for the second quarter of 2021 compared to net interest income of $14.8 million for the second quarter of 2020. For the second quarter of 2021, net interest income includes higher net interest income from our residential whole loan portfolio of approximately $35.3 million compared to the second quarter of 2020, primarily due to lower financing rates and balances of financing agreements and higher yields earned on our residential whole loans portfolio. This was partially offset by lower average amounts invested in these assets. Net interest income also includes higher net interest income from our Securities, at fair value portfolio for the second quarter of 2021, of approximately $8.8 million compared to the second quarter of 2020, primarily due the redemption at par of an MSR-related asset. Further, interest expense for the second quarter of 2020 included of $2.0 million related to Senior Notes that were redeemed in the first quarter of 2021.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended June 30, 2021 and 2020. Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown. The yields and costs include premium amortization and purchase discount accretion, which are considered adjustments to interest rates.

	Three Months Ended June 30, 2021
	2021			2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Residential whole loans	$5,036,675	$69,016	5.48%	$6,526,612	$84,837	5.20%
Securities, at fair value (1)(2)	249,813	15,345	24.57	717,783	14,716	8.20
Cash and cash equivalents	845,650	59	0.03	364,286	60	0.07
Other interest-earning assets	5,044	108	8.56	132,735	3,165	9.54
Total interest-earning assets	6,137,182	84,528	5.51	7,741,416	102,778	5.31
Total non-interest-earning assets	634,637			438,119
Total assets	$6,771,819			$8,179,535

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Collateralized financing agreements (3)(4)	$2,062,052	$13,563	2.60%	$4,736,610	$75,928	6.34%
Securitized debt (5)	1,773,472	8,077	1.80	538,220	5,393	3.96
Convertible Senior Notes	225,602	3,915	6.94	224,130	3,893	6.94
Senior Notes	—	—	—	96,879	2,013	8.31
Senior secured credit agreement	—	—	—	27,473	764	11.00
Total interest-bearing liabilities	4,061,126	25,555	2.49	5,623,312	87,991	6.19
Total non-interest-bearing liabilities	186,044			95,923
Total liabilities	4,247,170			5,719,235
Stockholders’ equity	2,524,649			2,460,300
Total liabilities and stockholders’ equity	$6,771,819			$8,179,535

Net interest income/net interest rate spread (6)		$58,973	3.02%		$14,787	(0.88)%
Net interest-earning assets/net interest margin (7)	$2,076,056		3.86%	$2,118,104		0.81%

(1)Yields presented throughout this Quarterly Report on Form 10-Q are calculated using average amortized cost data for securities which excludes unrealized gains and losses and includes principal payments receivable on securities.  For GAAP reporting purposes, purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.
(2)The net yield of 24.57% includes $8.4 million of accretion recognized on the redemption at par of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020. Excluding this accretion, the yield reported would have been 11.13%.
(3)Collateralized financing agreements include the following: Secured term notes, Non-mark-to-market term-asset based financing, and repurchase agreements. For additional information, see Note 6, included under Item 1 of this Quarterly Report on Form 10-Q.
(4)Average cost of repurchase agreements in the prior year period includes the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration.
(5)Includes both Securitized debt, at carrying value and Securitized debt, at fair value.
(6)Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.
(7)Net interest margin reflects annualized net interest income divided by average interest-earning assets.

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

	Three Months Ended June 30, 2021
	Compared to
	Three Months Ended June 30, 2020
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$(20,195)	$4,374	$(15,821)
Securities, at fair value	(14,308)	14,937	629
Cash and cash equivalents	50	(51)	(1)
Other interest-earning assets	(2,762)	(295)	(3,057)
Total net change in income from interest-earning assets	$(37,215)	$18,965	$(18,250)

Interest-bearing liabilities:
Residential whole loan financing agreements	$(25,904)	$(27,772)	$(53,676)
Securities, at fair value repurchase agreements	(4,133)	(4,079)	(8,212)
REO financing agreements	59	58	117
Other repurchase agreements	(297)	(297)	(594)
Securitized debt	6,917	(4,233)	2,684
Convertible Senior Notes and Senior Notes	(1,674)	(317)	(1,991)
Senior secured credit agreement	(382)	(382)	(764)
Total net change in expense from interest-bearing liabilities	$(25,414)	$(37,022)	$(62,436)
Net change in net interest income	$(11,801)	$55,987	$44,186

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
June 30, 2021	3.02%	3.86%
March 31, 2021	2.31	3.29
December 31, 2020	1.23	2.41
September 30, 2020	0.27	1.59
June 30, 2020	(0.88)	0.81

(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans, for the quarterly periods presented:

	Quarter Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020

Purchased Performing Loans
Net Yield (1)	4.45%	4.41%	4.57%	4.58%	5.17%
Cost of Funding (2)	2.09%	2.46%	2.77%	3.42%	6.34%
Net Interest Spread (3)	2.36%	1.95%	1.80%	1.16%	(1.17)%

Purchased Credit Deteriorated Loans
Net Yield (1)	7.17%	5.00%	5.16%	4.89%	5.07%
Cost of Funding (2)	2.39%	2.86%	3.02%	3.22%	6.03%
Net Interest Spread (3)	4.78%	2.14%	2.14%	1.67%	(0.96)%

Purchased Non-Performing Loans
Net Yield (1)	7.98%	7.13%	7.06%	5.99%	5.42%
Cost of Funding (2)	2.71%	3.41%	3.57%	3.78%	5.55%
Net Interest Spread (3)	5.27%	3.72%	3.49%	2.21%	(0.13)%

Total Residential Whole Loans
Net Yield (1)	5.48%	5.03%	5.13%	4.89%	5.20%
Cost of Funding (2)	2.25%	2.70%	2.97%	3.47%	6.15%
Net Interest Spread (3)	3.23%	2.33%	2.16%	1.42%	(0.95)%

(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements, agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding for the quarter ended June 30, 2020 includes the impact of amortization of $12.5 million of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 116 basis points for Purchased Performing Loans, 107 basis points for Purchased Credit Deteriorated Loans, 77 basis points for Purchased Non-performing Loans, and 108 basis points for total Residential whole loans during the quarter ended June 30, 2020. At June 30, 2020, following the closing of certain financing transactions and our exit from forbearance arrangements, and an evaluation of our anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring. In addition, cost of funding for the quarter ended June 30, 2020 was significantly higher than for prior periods as it reflects default interest and/or higher rates charged by lenders while we were under a forbearance agreement. During the quarter ended September 30, 2020, we transferred from AOCI to earnings approximately $7.2 million of losses on Swaps that had been previously designated as hedges for accounting purposes as we had assessed that the underlying transactions were no longer probable of occurring.
(3)Reflects the difference between the net yield on average Residential whole loans and average cost of funds on Residential whole loans.

The following table presents the components of the net interest spread earned on our residential mortgage securities and MSR-related assets for the quarterly periods presented:

	Securities, at fair value
Quarter Ended	Net Yield (1)(2)	Cost of Funding (3)	Net Interest Rate Spread (4)
June 30, 2021	24.57%	1.81%	22.76%
March 31, 2021	22.25	2.02	20.23
December 31, 2020	10.15	2.69	7.46
September 30, 2020	9.80	3.49	6.31
June 30, 2020	8.20	5.81	2.39

(1)Reflects annualized interest income divided by average amortized cost. Impairment charges recorded on MSR-related assets resulted in a lower amortized cost basis which impacted the calculation of net yields in subsequent periods.
(2)For the quarter ended June 30, 2021, the net yield of 24.57% includes $8.4 million of accretion income recognized on the redemption at par of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020. Excluding this accretion, the yield reported would have been 11.13%. For the quarter ended March 31, 2021, the net yield of 22.25% includes $8.1 million of accretion income recognized on the redemption of an RPL/NPL MBS security that was previously purchased at a discount. Excluding this accretion, the yield reported would have been 11.26%.
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
(4)Reflects the difference between the net yield on average Securities, at fair value and average cost of funds on Securities, at fair value.

Interest Income

Interest income on our Residential whole loans decreased by $15.8 million, or 18.6%, for the second quarter of 2021, to $69.0 million compared to $84.8 million for the second quarter of 2020. This decrease primarily reflects a $1.5 billion decrease in the average balance of this portfolio to $5.0 billion for the second quarter of 2021 from $6.5 billion for the second quarter of 2020, partially offset by an increase in the yield to 5.48% for the second quarter of 2021 from 5.20% for the second quarter of 2020.

Interest income on our Securities, at fair value portfolio increased $629,000 to $15.3 million for the second quarter of 2021 from $14.7 million for the second quarter of 2020. This increase primarily reflects an increase in the net yield on our Securities, at fair value to 24.57% for the second quarter of 2021, compared to 8.20% for the second quarter of 2020. The increase in the net yield on our Securities, at fair value portfolio primarily reflects accretion income of approximately $8.4 million recognized in the current quarter due to the redemption of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020.

Interest Expense

Our interest expense for the second quarter of 2021 decreased by $62.4 million, or 71.0%, to $25.6 million, from $88.0 million for the second quarter of 2020. This decrease primarily reflects a decrease in our average repurchase agreement borrowings to finance our residential mortgage asset portfolio and a decrease in financing rates on our financing agreements.

Further in the first quarter of 2021, we completed the redemption of our Senior Notes, which resulted in lower interest expense for the second quarter of 2021 of $2.0 million compared to the second quarter of 2020. The effective interest rate paid on our borrowings decreased to 2.49% for the second quarter of 2021, from 6.19% for the second quarter of 2020.

Provision for Credit and Valuation Losses on Residential Whole Loans Held at Carrying Value and Other Financial Instruments

For the second quarter of 2021, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $8.9 million (which includes a reversal of provision for credit losses on undrawn commitments of $284,000) compared to a provision of $15.2 million for the second quarter of 2020. The reversal for the period primarily reflects lower loan balances and updates to certain macro-economic assumptions used in our credit loss projections. With respect to our residential whole loans held at carrying value and other financial instruments, CECL requires that reserves for credit losses are estimated at the reporting date based on expected cash flows over the life of the loan or financial instrument, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions.

Other Income/(Loss), net

For the second quarter of 2021, Other Income, net decreased by $39.3 million to $21.6 million, compared to $60.9 million for the second quarter of 2020.  The components of Other Income/(Loss), net for the second quarter of 2021 and 2020 are summarized in the table below:

	Quarter Ended June 30,
(In Thousands)	2021	2020
Net gain on residential whole loans measured at fair value through earnings	$6,021	$4,910
Transfer from OCI of loss on swaps previously designated as hedges for accounting purposes	—	(49,857)
Liquidation gains on Purchased Credit Deteriorated Loans and other loan related income	862	1,303
Impairment and other losses on securities available-for-sale and other assets	—	(5,094)
Net unrealized gain on securities, at fair value measured at fair value through earnings	1,374	64,438
Net realized gain on sales of securities, at fair value	—	49,485
Net gain/(loss) on real estate owned	5,125	(4,199)
Other	8,265	(39)
Total Other Income/(Loss), net	$21,647	$60,947

Operating and Other Expense

For the second quarter of 2021, we had compensation and benefits and other general and administrative expenses of $16.8 million, or 2.66% of average equity, compared to $16.2 million, or 2.64% of average equity, for the second quarter of 2020. Compensation and benefits expense increased by approximately $308,000 to $8.9 million for the second quarter of 2021, compared to $8.6 million for the second quarter of 2020, primarily reflecting higher expense in connection with long-term incentive awards and an adjustment to the current year incentive compensation accrual, partially offset by lower salary costs. Our other general and administrative expenses increased by $235,000 to $7.9 million for the quarter ended June 30, 2021, compared to $7.7 million for the second quarter of 2020. The current period includes Directors compensation costs related to the annual grant of equity awards to non-employee Directors. The prior year period did not include such costs as this award was made in the third quarter of 2020. However, the prior year period did include costs related to the write-off of certain internally developed software. In addition, prior year Other expenses included professional service and other costs of $40.0 million related to negotiating forbearance arrangements with our lenders, entering into new financing arrangements and reinstating prior financing arrangements on the exit from forbearance.

Operating and Other Expense for the second quarter of 2021 also includes $6.0 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses decreased compared to the prior year period by approximately $2.3 million, or 28.0%, primarily due to lower servicing fees and non-recoverable advances on our residential whole loan and REO portfolios.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)	Economic Book Value per Share of Common Stock (7)
June 30, 2021	3.46%	10.57%	37.28%	0.77	1.8	$4.65	$5.12
March 31, 2021	4.55	13.54	37.21	0.44	1.6	4.63	5.09
December 31, 2020	2.12	7.24	35.72	0.94	1.7	4.54	4.92
September 30, 2020	4.17	13.85	33.23	0.29	1.9	4.61	4.92
June 30, 2020	4.33	15.70	30.08	—	2.0	4.51	4.46

(1)Reflects annualized net income available to common stock and participating securities divided by average total assets.
(2)Reflects annualized net income divided by average total stockholders’ equity.
(3)Reflects total average stockholders’ equity divided by total average assets.
(4)Reflects dividends declared per share of common stock divided by earnings per share.
(5)Represents the sum of our borrowings under financing agreements and payable for unsettled purchases divided by stockholders’ equity.
(6)Reflects total stockholders’ equity less the preferred stock liquidation preference divided by total shares of common stock outstanding.
(7)“Economic book value” is a non-GAAP financial measure of our financial position. To calculate our Economic book value, our portfolios of Residential whole loans, at carrying value are adjusted to their fair value, rather than the carrying value that is required to be reported under the GAAP accounting model applied to these loans. For additional information please refer to page 82 under the heading “Economic Book Value.”

Six Month Period Ended June 30, 2021 Compared to the Six Month Period Ended June 30, 2020

General

For the six months ended June 30, 2021, we had net income available to our common stock and participating securities of $135.8 million, or $0.30 per basic and diluted common share, compared to a net loss available to common stock and participating securities of $825.8 million, or $1.82 per basic and diluted common share, for the six months ended June 30, 2020. This increase in net income available to common stock and participating securities primarily reflects higher Other income, a reversal of provision for credit losses on residential whole loans held at carrying value and higher net interest income from our investments. The prior period results were significantly impacted by the unprecedented disruption in residential mortgage markets due to concerns related to COVID-19 that required management to take actions to bolster and stabilize our balance sheet, improve our liquidity position and renegotiate the financing associated with our remaining investments. The actions included disposing our Agency and Legacy Non-Agency MBS portfolios, substantially reducing our investments in MSR-related assets, and CRT securities and sales of certain residential whole loans. In addition, as we had entered into forbearance agreements with the majority of our remaining lenders that were in place for most of the second quarter of 2020, our financing costs were dramatically increased during this period. Asset disposals resulted in net realized losses for the six months ended June 30, 2020 totaling $188.9 million. Further, during the six months ended June 30, 2020, we recorded impairment losses on certain residential mortgage securities and other assets of $424.7 million, a net loss of $70.4 million on residential whole loans measured at fair value through earnings, a net provision for credit losses on residential whole loans and other financial assets of $65.3 million and losses totaling $49.9 million on terminated Swaps that had previously been designated as hedges for accounting purposes were also recorded. During the six months ended June 30, 2020, we also incurred $44.4 million of professional services and other costs in connection with negotiating and exiting forbearance arrangements with our lenders.

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

For the six months ended June 30, 2021, our net interest spread and margin were 2.66% and 3.58%, respectively, compared to a net interest spread and margin of 1.00% and 1.98%, respectively, for the six months ended June 30, 2020. Our net interest income increased by $10.9 million, or 11.02%, to $110.0 million for the six months ended June 30, 2021 compared to net interest income of $99.0 million for the six months ended June 30, 2020. For the six months ended June 30, 2021, net interest income includes higher net interest income from our residential whole loan portfolio of approximately $20.6 million compared to the six months ended June 30, 2020, primarily due to lower financing costs, partially offset by lower average balances invested and lower yields earned on these assets. In addition, on January 6, 2021, we completed the redemption of our Senior Notes, which resulted in lower interest expense for the six months ended June 30, 2021 of $3.9 million compared to the six months ended June 30, 2020. Net interest income for our Securities, at fair value portfolio decreased by approximately $8.4 million compared to the six months ended June 30, 2020, primarily due to lower average amounts invested in these securities due to portfolio sales in the first and second quarters of 2020, partially offset by a higher yield earned on these assets due to the early redemption at par of several securities during the current year period.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the six months ended June 30, 2021 and 2020.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Six Months Ended June 30,
	2021			2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Residential whole loans	$5,081,755	$133,554	5.26%	$7,153,942	$190,872	5.34%
Securities, at fair value (1)(2)	272,699	31,804	23.33	2,602,222	73,297	5.63
Cash and cash equivalents	810,606	113	0.03	285,593	546	0.38
Other interest-earning assets	2,536	108	8.52	131,341	6,072	9.25
Total interest-earning assets	6,167,596	165,579	5.37	10,173,098	270,787	5.32
Total non-interest-earning assets	613,262			760,095
Total assets	$6,780,858			$10,933,193

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Collateralized financing agreements (3)(4)	2,210,484	$31,433	2.83%	$6,985,201	$148,423	4.20%
Securitized debt (5)	1,649,562	16,258	1.96	548,114	10,758	3.88
Convertible Senior Notes	225,444	7,823	6.94	224,101	7,780	6.94
Senior Notes	2,210	111	8.31	96,873	4,025	8.31
Senior secured credit agreement	—	—	—	13,736	764	11.00
Total interest-bearing liabilities	4,087,700	55,625	2.71	7,868,025	171,750	4.32
Total non-interest-bearing liabilities	167,641			124,921
Total liabilities	4,255,341			7,992,946
Stockholders’ equity	2,525,517			2,940,247
Total liabilities and stockholders’ equity	$6,780,858			$10,933,193

Net interest income/net interest rate spread (6)		$109,954	2.66%		$99,037	1.00%
Net interest-earning assets/net interest margin (7)	$2,079,896		3.58%	$2,305,073		1.98%

(1)Yields presented throughout this Quarterly Report on Form 10-Q are calculated using average amortized cost data for securities which excludes unrealized gains and losses and includes principal payments receivable on securities.  For GAAP reporting purposes, purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.
(2)The net yield of 23.3% includes $8.4 million of accretion income recognized in the second quarter of 2021 due to the redemption of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020 and $8.1 million of accretion recognized during the first quarter of 2021 on the redemption of a Non-Agency MBS security that was purchased at a discount. Excluding this accretion, the yield reported would have been 11.20%.
(3)Collateralized financing agreements include the following: Secured term notes, Non-mark-to-market term-asset based financing, and repurchase agreements. For additional information, see Note 6, included under Item 1 of this Quarterly Report on Form 10-Q.
(4)Average cost of repurchase agreements in the prior year period includes the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration.
(5)Includes both Securitized debt, at carrying value and Securitized debt, at fair value.
(6)Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.
(7)Net interest margin reflects annualized net interest income divided by average interest-earning assets.

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

	Six Months Ended June 30, 2021
	Compared to
	Six Months Ended June 30, 2020
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$(54,499)	$(2,819)	$(57,318)
Securities, at fair value	(60,238)	18,745	(41,493)
Cash and cash equivalents	45	(478)	(433)
Other interest-earning assets	(5,519)	(445)	(5,964)
Total net change in income from interest-earning assets	$(120,211)	$15,003	$(105,208)

Interest-bearing liabilities:
Residential whole loan financing agreements	$(48,817)	$(34,119)	$(82,936)
Securities, at fair value repurchase agreements	(23,895)	(9,173)	(33,068)
REO financing agreements	110	110	220
Other repurchase agreements	(603)	(603)	(1,206)
Securitized debt	12,905	(7,405)	5,500
Convertible Senior Notes and Senior Notes	(3,283)	(588)	(3,871)
Senior secured credit agreement	(382)	(382)	(764)
Total net change in expense of interest-bearing liabilities	$(63,965)	$(52,160)	$(116,125)
Net change in net interest income	$(56,246)	$67,163	$10,917

The following table presents the components of the net interest spread earned on our Residential whole loans, at carrying value for the periods presented:

	Six Months Ended
	June 30, 2021	June 30, 2020

Purchased Performing Loans
Net Yield (1)	4.43%	5.13%
Cost of Funding (2)	2.28%	4.79%
Net Interest Spread (3)	2.15%	0.34%

Purchased Credit Deteriorated Loans
Net Yield (1)	6.06%	4.96%
Cost of Funding (2)	2.62%	4.68%
Net Interest Spread (3)	3.44%	0.28%

Purchased Non-Performing Loans
Net Yield (1)	7.55%	6.51%
Cost of Funding (2)	3.07%	4.51%
Net Interest Spread (3)	4.48%	2.00%

Total Residential Whole Loans
Net Yield (1)	5.26%	5.34%
Cost of Funding (2)	2.47%	4.73%
Net Interest Spread (3)	2.79%	0.61%
(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements and securitized debt. Total Residential whole loans cost of funding includes 49 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the six months ended June 30, 2020. Cost of funding for the six months ended June 30, 2020 includes the impact of amortization of $14.1 million of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 59 basis points for Purchased Performing Loans, 52 basis points for Purchased Credit Deteriorated Loans, 36 basis points for Purchased Non-Performing Loans, and 54 basis points for total Residential whole loans, at carrying value. At June 30, 2020, following the closing of certain financing transactions and our exit from forbearance arrangements, and an evaluation of our anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring.
(3)Reflects the difference between the net yield on average Residential whole loans and average cost of funds on Residential whole loans.

The following table presents the components of the net interest spread earned on our residential mortgage securities and MSR-related assets for the periods presented:

	Securities, at fair value
Six Months Ended	Net Yield (1)(2)	Cost of Funding (3)	Net Interest Rate Spread (4)
June 30, 2021	23.33%	1.92%	21.41%
June 30, 2020	5.63	2.96	2.67
(1)Reflects annualized interest income divided by average amortized cost. Impairment charges recorded on MSR-related assets resulted in a lower amortized cost basis which impacted the calculation of net yields in subsequent periods.
(2)The net yield of 23.3% includes $8.4 million of accretion income recognized in the second quarter of 2021 due to the redemption of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020 and $8.1 million of accretion recognized recognized during the first quarter of 2021 on the redemption of a Non-Agency MBS security that was purchased at a discount. Excluding this accretion, the yield reported would have been 11.20%.

(3)Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration and securitized debt. Cost of funding for the six months ended June 30, 2020 includes the impact of amortization of $278,000 of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 26 basis points for total RPL/NPL MBS. At June 30, 2020, following the closing of certain financing transactions and our exit from forbearance arrangements, and an evaluation of our anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring.
(4)Reflects the difference between the net yield on average Securities, at fair value and average cost of funds on Securities, at fair value.

Interest Income

Interest income on our residential whole loans held at carrying value decreased by $57.3 million, or 30.03%, for the six months ended June 30, 2021, to $133.6 million compared to $190.9 million for the six months ended June 30, 2020. This decrease primarily reflects a $2.1 billion decrease in the average balance of this portfolio to $5.1 billion for the six months ended June 30, 2021 from $7.2 billion for the six months ended June 30, 2020 as well as a decrease in the yield to 5.26% for the six months ended June 30, 2021 from 5.34% for the six months ended June 30, 2020.

Due to the previously discussed asset sales and impairment charges, the average amortized cost of our Securities, at fair value portfolio decreased $2.3 billion to $272.7 million for the six months ended June 30, 2021 from $2.6 billion for the six months ended June 30, 2020 and interest income on our Securities, at fair value portfolio decreased $41.5 million to $31.8 million for the six months ended June 30, 2021 from $73.3 million for the six months ended June 30, 2020. The net yield on our Securities, at fair value was 23.33% for the six months ended June 30, 2021, compared to 5.63% for the six months ended June 30, 2020. The increase in the net yield on our Securities, at fair value portfolio primarily reflects accretion income of approximately $8.4 million recognized in the second quarter of 2021 due to the redemption of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020 and $8.1 million recognized in the first quarter of 2021 due to the redemption of a Non-Agency MBS that had been previously purchased at a discount.

Interest Expense

Our interest expense for the six months ended June 30, 2021 decreased by $116.1 million, or 67.61%, to $55.6 million, from $171.8 million for the six months ended June 30, 2020.  This decrease primarily reflects a decrease in our average repurchase agreement borrowings to finance our residential mortgage asset portfolio and a decrease in financing rates on our financing agreements. On January 6, 2021, we completed the redemption of our Senior Notes, which resulted in lower interest expense for the six months ended June 30, 2021 of $3.9 million compared to the six months ended June 30, 2020. In addition in the prior year period we incurred interest expense of approximately $764,000 related to the senior secured credit agreement we entered into during the second quarter of 2020. The effective interest rate paid on our borrowings decreased to 2.71% for the six months ended June 30, 2021, from 4.32% for the six months ended June 30, 2020.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the six months ended June 30, 2021, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $31.6 million (which includes a reversal of provision for credit losses on undrawn commitments of $662,000) compared to a provision of $65.3 million for the six months ended June 30, 2020. The reversal for the period primarily reflects updates to certain macro-economic assumptions used in our credit loss projections and lower loan balances. With respect to our residential whole loans held at carrying value, CECL requires that reserves for credit losses are estimated at the reporting date based on expected cash flows over the life of the loan or financial instrument, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions.

Other Income/(Loss), net

For the six months ended June 30, 2021, Other Income/(Loss), net increased by $808.3 million, to $56.0 million compared to a $752.4 million loss for the six months ended June 30, 2020.  The components of Other Income/(Loss), net for the six months ended June 30, 2021 and 2020 are summarized in the table below:

	Six Months Ended June 30,
(In Thousands)	2021	2020
Net gain/(loss) on residential whole loans measured at fair value through earnings	$37,510	$(70,399)
Transfer from OCI of loss on swaps previously designated as hedges for accounting purposes	—	(49,857)
Liquidation gains on Purchased Credit Deteriorated Loans and other loan related income	1,232	2,733
Impairment and other losses on securities available-for-sale and other assets	—	(424,745)
Net unrealized gain/(loss) on securities, at fair value measured at fair value through earnings	1,475	(13,523)
Net realized loss on sales of securities, at fair value	—	(188,895)
Net gain/(loss) on real estate owned	7,885	(5,684)
Other	7,864	(1,995)
Total Other Income/(Loss), net	$55,966	$(752,365)

Operating and Other Expense

During the six months ended June 30, 2021, we had compensation and benefits and other general and administrative expenses of $32.0 million, or 2.53% of average equity, compared to $29.7 million, or 2.02% of average equity, for the six months ended June 30, 2020.  Compensation and benefits expense decreased $154,000 to $17.3 million for the six months ended June 30, 2021, compared to $17.5 million for the six months ended June 30, 2020. Our other general and administrative expenses increased by $2.5 million to $14.7 million for the six months ended June 30, 2021 compared to $12.2 million for the six months ended June 30, 2020, primarily due to higher costs associated with deferred compensation to Directors in the current year period, which were impacted by changes in our stock price, and Director compensation costs related to the annual grant of equity awards in the second quarter of 2021. These awards were granted in the third quarter of the prior year. In addition, during the prior year period, we also incurred professional service and other costs of $44.4 million related to negotiating and exiting forbearance arrangements with our lenders.

Operating and Other Expense during the six months ended June 30, 2021 also includes $13.3 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses decreased compared to the prior year period by approximately $6.3 million, or 32.2%, primarily due to lower servicing fees and non-recoverable advances on our REO portfolio.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Six Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
June 30, 2021	4.01%	12.06%	37.24%	0.58	1.8	$4.65
June 30, 2020	(15.11)	(55.26)	26.90	—	2.0	4.51

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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

(In Thousands, Except Per Share Amounts)	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
GAAP Total Stockholders’ Equity	$2,526.5	$2,542.3	$2,524.8	$2,565.7	$2,521.1
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	2,051.5	2,067.3	2,049.8	2,090.7	2,046.1
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	206.2	203.0	173.9	141.1	(25.3)

Stockholders’ Equity including fair value adjustment to Residential whole loans, at carrying value (Economic book value)	$2,257.7	$2,270.3	$2,223.7	$2,231.8	$2,020.8

GAAP book value per common share	$4.65	$4.63	$4.54	$4.61	$4.51
Economic book value per common share	$5.12	$5.09	$4.92	$4.92	$4.46
Number of shares of common stock outstanding	440.8	446.1	451.7	453.3	453.2

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at June 30, 2021, we had approximately 8.5 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement. During the six months ended June 30, 2021, we issued 197,588 shares of common stock through our DRSPP, raising net proceeds of approximately $794,979. During the six months ended June 30, 2021, we did not sell any shares of common stock through our at-the-market equity offering program.

During the six months ended June 30, 2021, we repurchased 11,606,229 shares of our common stock through the stock repurchase program at an average cost of $4.14 per share and a total cost of approximately $48.1 million, net of fees and commissions paid to the sales agents of approximately $116,000. At June 30, 2021, approximately $117.7 million remained outstanding for future repurchases under the repurchase program.

Financing agreements

Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of June 30, 2021, we had $1.4 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $2.8 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance.

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

At June 30, 2021, we had a total of $3.4 billion of residential whole loans and securities and $8.8 million of restricted cash pledged to our financing counterparties. At June 30, 2021, we had access to various sources of liquidity including $906.4 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at June 30, 2021, we had $150.8 million of unencumbered residential whole loans. Further, we believe that we have unused capacity in certain borrowing lines, given that the amount currently borrowed is less than the maximum advance rate permitted by the facility. This unused capacity serves to act as a buffer against potential margin calls on certain pledged assets in the events that asset prices do not decline by more than a specified amount.

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
June 30, 2021	$2,063,852	$2,156,598	$2,156,598	$1,778,909	$2,046,381	$2,046,381
March 31, 2021	2,362,791	2,221,570	2,443,149	1,535,995	1,548,920	1,602,148
December 31, 2020	2,833,649	2,497,290	2,823,306	1,202,292	1,514,509	1,514,509
September 30, 2020	3,511,453	3,217,678	3,613,968	610,120	837,683	837,683
June 30, 2020	4,736,610	3,692,845	5,024,926	538,245	516,102	541,698

(1)The information presented in the table above excludes $230.0 million of Convertible Senior Notes issued in June 2019 and $100.0 million of Senior Notes issued in April 2012. The outstanding balance of the Convertible Senior Notes have been unchanged since issuance. During the first quarter of 2021, we redeemed all of our outstanding Senior Notes.

Cash Flows and Liquidity for the Six Months Ended June 30, 2021

Our cash, cash equivalents and restricted cash increased by $93.7 million during the six months ended June 30, 2021, reflecting: $39.5 million provided by our investing activities, $42.4 million used in our financing activities and $96.6 million provided by our operating activities.

At June 30, 2021, our debt-to-equity multiple was 1.8 times compared to 1.7 times at December 31, 2020. At June 30, 2021, we had borrowings under asset-backed financing agreements of $2.2 billion, of which $2.0 billion were secured by residential whole loans, $178.4 million were secured by securities and $18.5 million were secured by REO. In addition, at June 30, 2021, we had securitized debt of $2.0 billion in connection with our loan securitization transactions. At December 31, 2020, we had borrowings under asset-backed financing agreements of $2.5 billion, of which $2.3 billion were secured by residential whole loans, $213.9 million were secured by securities and $13.7 million were secured by REO. In addition, at December 31, 2020, we had securitized debt of $1.5 billion in connection with our loan securitization transactions.

During the six months ended June 30, 2021, $39.5 million was provided by our investing activities.  We paid $1.0 billion for purchases of residential whole loans, loan related investments and capitalized advances. During the six months ended June 30, 2021, we received $917.6 million of principal payments on residential whole loans and loan related investments and $88.6 million of proceeds on sales of REO.  In addition, during the six months ended June 30, 2021, we received cash of $110.3 million from prepayments and scheduled amortization on our securities.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
June 30, 2021	$—	$3,433	$3,433	$—	$(3,433)
March 31, 2021	—	—	—	—	—
December 31, 2020	—	2,004	2,004	—	(2,004)
September 30, 2020	—	2,526	2,526	2,199	(327)
June 30, 2020	—	108,999	108,999	322,682	213,683

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of June 30, 2021.

During the six months ended June 30, 2021, we paid $67.7 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $16.4 million on our preferred stock. On June 15, 2021, we declared our second quarter 2021 dividend on our common stock of $0.10 per share; on July 30, 2021, we paid this dividend, which totaled approximately $44.2 million, including dividend equivalents of approximately $155,000.

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
In general, when interest rates change, borrowing costs on our financing agreements will change more quickly than the yield on our assets. In a rising interest rate environment, the borrowing costs of our repurchase agreements may increase faster than the interest income on our assets, thereby reducing our net income. In order to mitigate compression in net income based on such interest rate movements, we may use Swaps or other derivatives to lock in a portion of the net interest spread between assets and liabilities or otherwise hedge interest rate risk.

When interest rates change, the fair value of our residential mortgage assets could change at a different rate than the fair value of our liabilities. We measure the sensitivity of our portfolio to changes in interest rates by estimating the duration of our assets and liabilities. Duration is the approximate percentage change in fair value for a 100 basis point parallel shift in the yield curve. In general, our assets have higher duration than our liabilities and in order to reduce this exposure we have historically used Swaps and other derivatives to reduce the gap in duration between our assets and liabilities.

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

The fair value of our Purchased Performing Loans is typically dependent on the value of the underlying real estate collateral, as well as the level of interest rates. Because these loans are primarily newly or recently originated performing loans, we believe these investments exhibit positive duration. Given the short duration of our Rehabilitation loans, we believe the fair value of these loans exhibits little sensitivity to changes in interest rates. We estimate the duration of these Purchased Performing Loans held at carrying value using management’s assumptions.
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

Historically, we typically used Swaps as part of our overall interest rate risk management strategy. Such derivative financial instruments are intended to act as a hedge against future interest rate increases on our financing transactions. While use of such derivatives does not extend the maturities of our borrowings under repurchase agreements, they do, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreement financings that are hedged, or otherwise act as a hedge against changes in interest rates.  We have not used swaps for hedging since the first quarter of 2020, when we unwound our swap portfolio in response to the market disruptions experienced as a result of the onset of the COVID-19 pandemic. We continue to evaluate the need to enter into Swaps or other derivatives to manage the level of interest rate and other risks in our residential mortgage asset portfolio. During the second quarter of 2021, we began taking short positions in TBA securities to economically hedge interest rate and other market risks arising from our investments in Agency eligible investor loans.

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

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps and short positions in TBA securities (if any), over the next 12 months based on the assets in our investment portfolio at June 30, 2021. All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at June 30, 2021.

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Securitized and Other Fixed Rate Debt	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$6,955,740	$80,458	$7,036,198	$(94,789)	4.92%	(1.33)%
+ 50 Basis Point Increase	$7,050,716	$39,041	$7,089,757	$(41,230)	2.79%	(0.58)%
Actual at June 30, 2021	$7,132,204	$(1,217)	$7,130,987	$—	—%	—%
- 50 Basis Point Decrease	$7,200,206	$(40,315)	$7,159,891	$28,904	(2.60)%	0.41%
-100 Basis Point Decrease	$7,254,720	$(78,255)	$7,176,465	$45,478	(4.77)%	0.64%

(1)Such assets include residential whole loans and REO, MBS and CRT securities, MSR-related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2021. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio. Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing. At June 30, 2021, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on assets purchased at a premium and discount accretion on assets purchased at a discount and in the reinvestment of principal repayments in lower yielding assets. As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At June 30, 2021, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 0.98 which is the weighted average of 2.63 for our Residential whole loans, 0.50 for our Securities investments, (3.19) for our derivative and other hedging transactions and securitized and other fixed rate debt, and 0.04 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.69), which is the weighted average of (0.96) for our Residential whole loans, 0.19 for our derivative and other hedging transactions and securitized and other fixed rate debt, zero for our Securities and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Credit Risk

We are exposed to credit risk through our credit sensitive residential mortgage investments, in particular residential whole loans and CRT securities and to a lesser extent our investments in MSR-related assets. Our primary credit risk currently relates to our residential whole loans.

Our exposure to credit risk from our credit sensitive investments is discussed in more detail below:

Residential Whole Loans

We are exposed to credit risk from our investments in residential whole loans. Our investment process for Purchased Non-performing and Purchased Credit Deteriorated Loans is focused on quantifying and pricing credit risk. Non-Performing and Purchased Credit Deteriorated Loans are acquired at purchase prices that are generally discounted to the contractual loan balances based on a number of factors, including the impaired credit history of the borrower and the value of the collateral securing the loan. In addition, as we generally own the mortgage-servicing rights associated with these loans, our process is also focused on selecting a sub-servicer with the appropriate expertise to mitigate losses and maximize our overall return. This involves, among other things, performing due diligence on the sub-servicer prior to their engagement as well as ongoing oversight and surveillance. To the extent that delinquencies and defaults on these loans are higher than our expectation at the time the loans were purchased, the discounted purchase price at which the asset is acquired is intended to provide a level of protection against financial loss.

Credit risk on Purchased Performing Loans is mitigated through our process to underwrite the loan before it is purchased and includes an assessment of the borrower’s financial condition and ability to repay the loan, nature of the collateral and relatively low LTV, including after-repair LTV for the majority of our Rehabilitation loans.

The following table presents certain information about our Residential whole loans, at carrying value at June 30, 2021:

	Purchased Performing Loans		Purchased Credit Deteriorated Loans
	Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	Total
Amortized cost	$2,761,461	$99,767	$435,602	$173,554	$3,470,384
Unpaid principal balance (UPB)	$2,715,180	$100,784	$488,877	$223,225	$3,528,066
Weighted average coupon (1)	5.9%	6.3%	4.6%	4.5%	5.7%
Weighted average term to maturity (months)	289	328	268	320	289
Weighted average LTV (2)	62.6%	87.1%	55.0%	106.7%	65.0%
Loans 90+ days delinquent (UPB)	$266,662	$11,918	$66,882	$61,265	$406,727

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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $134.2 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 69%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at June 30, 2021:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	34.8%
Florida	12.6%
New York	8.2%
New Jersey	5.3%
Texas	3.2%

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

Liquidity Risk

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings. This risk was particularly pronounced during the first quarter of 2020, as conditions created by COVID-19 resulted in us receiving an usually high number of margin calls, negatively impacting our overall liquidity and ultimately leading us to enter into forbearance agreements.

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

At June 30, 2021, we had access to various sources of liquidity including $906.4 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at June 30, 2021 we had $150.8 million of unencumbered residential whole loans. Further, we believe that we have unused capacity in certain borrowing lines, given that the amount currently borrowed is less than the maximum advance rate permitted by the facility. This unused capacity serves to act as a buffer against potential margin calls on certain pledged assets in the events that asset prices do not decline by more than a specified amount.

Prepayment Risk

Premiums arise when we acquire an MBS or loan at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value) or when we acquire residential whole loans at a price in excess of their aggregate principal balance.  Conversely, discounts arise when we acquire an MBS or loan at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Premiums paid are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums, which are primarily carried on our Purchased Performing Loans (excluding Rehabilitation loans that are typically purchased at par), are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets. Fees payable by borrowers on the early repayment of certain of our Purchased Performing Loans serve to mitigate the impact on our income of higher prepayment rates. Generally, if prepayments on residential whole loans purchased at significant discounts and not accounted for at fair value are less than anticipated, we expect that the income recognized on these assets will be reduced and impairments and/or credit loss reserves may result.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2021, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2021. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). There are no material changes from the risk factors set forth in the 2020 Form 10-K, except as noted below. However, the risks and uncertainties that the Company faces are not limited to those set forth in the 2020 Form 10-K. Additional risks and uncertainties not currently known to the Company (or that it currently believes to be immaterial) may also adversely affect the Company’s business and the trading price of our securities.

The Company is supplementing the risk factors described under Item 1A. “Risk Factors” in its 2020 Form 10-K, with the additional risk factor set forth below. This supplemental risk factor should be read in conjunction with the other risk factors described in the Company’s 2020 Form 10-K.

We may fail to realize the anticipated benefits of the Lima One Acquisition.

On July 1, 2021, we completed our acquisition of Lima One Holdings, LLC. The long-term success of the acquisition will depend on, among other things, our ability to continue to combine the businesses in a manner that facilitates growth opportunities (in particular, growth in our business purpose loan portfolio). We may not successfully combine the businesses in a manner that permits the benefits of the acquisition to be realized, including any anticipated growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth (particularly as related to our business purpose loan portfolio), if achieved, may be lower than what we expect and may take longer to achieve than anticipated. Additionally, at times the attention of our management may be focused on the integration of the businesses and diverted from day-to-day business operations or other opportunities that may have been beneficial to the Company.

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

The stock repurchase program does not require the purchase of any minimum number of shares. Subject to applicable securities laws, repurchases of common stock under the repurchase program may be made at times and in amounts as the Company deems appropriate, using available cash resources. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice. Acquisitions under the share repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws (including, in the Company’s discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act). Shares of common stock repurchased by the Company under the repurchase program are cancelled and, until reissued by the Company, are deemed to be authorized but unissued shares of the Company’s common stock. The repurchase program may be suspended or discontinued by the Company at any time and without prior notice.

During the six months ended June 30, 2021, the Company repurchased 11,606,229 shares of its common stock through the stock repurchase program at an average cost of $4.14 per share and a total cost of approximately $48.1 million, net of fees and commissions paid to the sales agent of approximately $116,000. At June 30, 2021, approximately $117.7 million remained outstanding for future repurchases under the repurchase program.

The following table presents information with respect to (i) shares of common stock repurchased by the Company under the stock repurchase program and (ii) restricted shares withheld (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or restricted stock units (or RSUs) and (iii) approximate dollar value for repurchase under the stock repurchase program during the second quarter of 2021:

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Approximate Dollar Value that May Yet be Purchased Under the Repurchase Program or Employee Plan

April 1-30, 2021:
Shares Repurchased (2)	4,832,218	$4.19	4,832,218	$121,170,117
Employee Transactions (3)	—	$—	N/A	N/A
May 1-31, 2021:
Shares Repurchased (2)	827,333	$4.21	827,333	$117,696,744
Employee Transactions (3)	—	—	N/A	N/A
June 1-30, 2021:
Shares Repurchased (2)	—	$—	—	$117,696,744
Employee Transactions (3)	—	$—	N/A	N/A
Total Shares Repurchased (2)	5,659,551	$4.19	5,659,551	$117,696,744
Employee Transactions (3)	—	$—	N/A	N/A

(1)Includes brokerage commissions.
(2)As of June 30, 2021, the Company had repurchased an aggregate approximate dollar value of $132.3 million under the repurchase program.
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

Exhibit	Description

10.1	Amended and Restated Agreement, entered into as of May 5, 2021, by and between the Company and Stephen D. Yarad (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended March 31, 2021 (commission File No. 1-13991)).

10.2	Amended and Restated Agreement, entered into as of May 5, 2021, by and between the Company and Harold E. Schwartz (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q for the quarter ended March 31, 2021 (Commission File No. 1-13991)).
31.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of June 30, 2021 (Unaudited) and December 31, 2020; (ii) our Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2021 and 2020; (iii) our Consolidated Statements of Comprehensive Income / (Loss) (Unaudited) for the three and six months ended June 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2021 and 2020; (v) our Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2021 and 2020; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2021	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)