Form 10-Q
period 2021-09-30
MFA FINANCIAL, INC.
filed 2021-11-05
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2021

or
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

440,926,797 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 28, 2021.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Residential whole loans, net ($4,093,598 and $1,216,902 held at fair value, respectively) (1)(2)	$7,081,462	$5,325,401
Securities, at fair value (2)	283,037	399,999
Cash and cash equivalents	526,241	814,354
Restricted cash	55,507	7,165
Other assets (2)	541,603	385,381
Total Assets	$8,487,850	$6,932,300

Liabilities:
Financing agreements ($2,496,584 and $3,366,772 held at fair value, respectively)	$5,550,808	$4,336,976
Other liabilities	335,955	70,522
Total Liabilities	$5,886,763	$4,407,498

Commitments and contingencies (See Note 10)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	110
Common stock, $0.01 par value; 874,300 and 874,300 shares authorized; 440,927 and 451,714 shares issued and outstanding, respectively	4,409	4,517
Additional paid-in capital, in excess of par	3,807,237	3,848,129
Accumulated deficit	(1,267,504)	(1,405,327)
Accumulated other comprehensive income	56,755	77,293
Total Stockholders’ Equity	$2,601,087	$2,524,802
Total Liabilities and Stockholders’ Equity	$8,487,850	$6,932,300

(1)Includes approximately $2.3 billion and $1.8 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at September 30, 2021 and December 31, 2020, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2021	2020	2021	2020
Interest Income:
Residential whole loans	$79,602	$70,948	$213,156	$261,819
Securities, at fair value	10,629	8,570	42,433	81,867
Other interest-earning assets	524	3,017	632	9,089
Cash and cash equivalent investments	126	100	239	646
Interest Income	$90,881	$82,635	$256,460	$353,421

Interest Expense:
Asset-backed and other collateralized financing arrangements	$25,135	$50,054	$72,827	$209,998
Other interest expense	3,930	5,910	11,863	17,716
Interest Expense	$29,065	$55,964	$84,690	$227,714

Net Interest Income	$61,816	$26,671	$171,770	$125,707

Reversal/(Provision) for credit and valuation losses on residential whole loans and other financial instruments	$9,709	$27,244	$41,326	$(38,090)
Net Interest Income after Provision for Credit and Valuation Losses	$71,525	$53,915	$213,096	$87,617

Other Income, net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$21,815	$60,316	$59,325	$(10,082)
Gain on investment in Lima One common equity (Note 16)	38,933	—	38,933	—
Impairment and other gains and losses on securities available-for-sale and other assets	10,000	(221)	10,000	(424,966)
Lima One - origination, servicing and other fee income	9,643	—	9,643	—
Net gain/(loss) on real estate owned	6,829	4,503	13,725	293
Net realized gain/(loss) on sales of securities and residential whole loans	—	48	—	(188,847)
Loss on terminated swaps previously designated as hedges for accounting purposes	—	(7,177)	—	(57,034)
Other, net	7,226	3,086	18,787	(11,355)
Other Income/(Loss), net	$94,446	$60,555	$150,413	$(691,991)

Operating and Other Expense:
Compensation and benefits	$16,210	$11,657	$33,533	$29,134
Other general and administrative expense	8,659	6,611	23,338	18,656
Loan servicing, financing and other related costs	5,291	8,992	18,591	28,609
Amortization of intangible assets	3,300	—	3,300	—
Costs associated with restructuring/forbearance agreement	—	—	—	44,434
Operating and Other Expense	$33,460	$27,260	$78,762	$120,833

Net Income/(Loss)	$132,511	$87,210	$284,747	$(725,207)
Less Preferred Stock Dividend Requirement	$8,218	$8,219	24,656	21,578
Net Income/(Loss) Available to Common Stock and Participating Securities	$124,293	$78,991	$260,091	$(746,785)

Basic Earnings/(Loss) per Common Share	$0.28	$0.17	$0.58	$(1.65)
Diluted Earnings/(Loss) per Common Share	$0.27	$0.17	$0.57	$(1.65)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Net income/(loss)	$132,511	$87,210	$284,747	$(725,207)
Other Comprehensive (Loss):
Unrealized (losses)/gains on securities available-for-sale	(8,029)	15,082	(21,473)	408,585
Reclassification adjustment for securities sales included in net income	—	(60)	—	(389,127)
Reclassification adjustment for impairments included in net income	—	—	—	(344,269)
Derivative hedging instrument fair value changes, net	—	—	—	(50,127)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	209	(22,652)	935	(22,652)
Reclassification adjustment for losses related to hedging instruments included in net income	—	7,176	—	72,802
Other Comprehensive (Loss)	(7,820)	(454)	(20,538)	(324,788)
Comprehensive income/(loss) before preferred stock dividends	$124,691	$86,756	$264,209	$(1,049,995)
Dividends required on preferred stock	(8,218)	(8,219)	(24,656)	(21,578)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$116,473	$78,537	$239,553	$(1,071,573)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2021
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	11,000	$110	8,000	$80	451,714	$4,517	$3,848,129	$(1,405,327)	$77,293	$2,524,802
Net Income	—	—	—	—	—	—	—	85,522	—	85,522
Issuance of common stock, net of expenses	—	—	—	—	559	6	376	—	—	382
Repurchase of shares of common stock (1)	—	—	—	—	(6,159)	(62)	(25,074)	—	—	(25,136)
Equity based compensation expense	—	—	—	—	—	—	1,686	—	—	1,686
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	489	—	—	489
Dividends declared on common stock ($0.075 per share)	—	—	—	—	—	—	—	(33,521)	—	(33,521)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—		—	—	—	—	—	(4,468)	—	(4,468)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(120)	—	(120)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(3,855)	(3,855)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	235	235
Balance at March 31, 2021	11,000	$110	8,000	$80	446,114	$4,461	$3,825,606	$(1,361,664)	$73,673	$2,542,266
Net income	—	—	—	—	—	—	—	66,714	—	66,714
Issuance of common stock, net of expenses	—	—	—	—	358	4	394	—	—	398
Repurchase of shares of common stock (1)	—	—	—	—	(5,660)	(57)	(23,684)	—	—	(23,741)
Equity based compensation expense	—	—	—	—	—	—	2,741	—	—	2,741
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(227)	(61)	—	(288)
Dividends declared on common stock ($0.10 per share)	—	—	—	—	—	—	—	(44,081)	—	(44,081)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(155)	—	(155)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(9,589)	(9,589)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	491	491
Balance at June 30, 2021	11,000	$110	8,000	$80	440,812	$4,408	$3,804,830	$(1,347,466)	$64,575	$2,526,537
Net income	—	—	—	—	—	—	—	132,511	—	132,511
Issuance of common stock, net of expenses	—	—	—	—	115	1	524	—	—	525
Equity based compensation expense	—	—	—	—	—	—	2,306	—	—	2,306
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(423)	(82)	—	(505)
Dividends declared on common stock ($0.10 per share)	—	—	—	—	—	—	—	(44,093)	—	(44,093)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(155)	—	(155)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(8,029)	(8,029)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	209	209
Balance at September 30, 2021	11,000	$110	8,000	$80	440,927	$4,409	$3,807,237	$(1,267,504)	$56,755	$2,601,087
(1)  For the nine months ended September 30, 2021 includes approximately $799,000 (213,123 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
			Nine Months Ended September 30, 2020
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	—	8,000	$80	452,369	$4,524	$3,640,341	$(631,040)	$370,047	$3,383,952
Cumulative effect adjustment on adoption of new accounting standard ASU 2016-13	—	—	—	—	—	—	—	(8,326)	—	(8,326)
Net loss	—	—	—	—	—	—	—	(908,995)	—	(908,995)
Issuance of Series C Preferred Stock, net of expenses	11,000	110	—	—	—	—	265,919	—	—	266,029
Issuance of common stock, net of expenses	—	—	—	—	1,106	7	680	—	—	687
Repurchase of shares of common stock (1)	—	—	—	—	(337)	—	(2,652)	—	—	(2,652)
Equity based compensation expense	—	—	—	—	—	—	1,266	—	—	1,266
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	1,059	—	—	1,059
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(243,812)	(243,812)
Derivative hedging instruments fair value changes and amortization, net	—	—	—	—	—	—	—	—	(48,533)	(48,533)
Balance at March 31, 2020	11,000	$110	8,000	$80	453,138	$4,531	$3,906,613	$(1,548,361)	$77,702	$2,440,675
Net income	—	—	—	—	—	—	—	96,578	—	96,578
Issuance of common stock, net of expenses	—	—	—	—	106	1	36	—	—	37
Equity based compensation expense	—	—	—	—	—	—	1,709	—	—	1,709
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(96,021)	(96,021)
Derivative hedging instruments fair value changes and amortization, net	—	—	—	—	—	—	—	—	64,032	64,032
Warrants Issued	—	—	—	—	—	—	14,041	—	—	14,041
Balance at June 30, 2020	11,000	$110	8,000	$80	453,244	$4,532	$3,922,399	$(1,451,783)	$45,713	$2,521,051
Net income	—	—	—	—	—	—	—	87,210	—	87,210
Issuance of common stock, net of expenses	—	—	—	—	89	1	—	—	—	1
Repurchase of shares of common stock (1)	—	—	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	—	—	2,266	—	—	2,266
Accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(81)	—	—	(81)
Dividends declared on common stock ($0.05 per share)	—	—	—	—	—	—	—	(22,667)	—	(22,667)
Dividends declared on Series B Preferred Stock ($1.40625 per share) (2)	—	—	—	—	—	—	—	(11,250)	—	(11,250)
Dividends declared on Series C Preferred Stock ($0.93889 per share) (2)	—	—	—	—	—	—	—	(10,328)	—	(10,328)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(92)	—	(92)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	15,022	15,022
Derivative hedging instrument fair value changes and amortization, net	—	—	—	—	—	—	—	—	7,176	7,176
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	(22,652)	(22,652)
Balance at September 30, 2020	11,000	$110	8,000	$80	453,333	$4,533	$3,924,584	$(1,408,910)	$45,259	$2,565,656

(1)  For the nine months ended September 30, 2020, includes approximately $2.7 million (337,026 shares) surrendered for tax purposes related to equity-based compensation awards.
(2) Includes reinstated dividends that were unpaid through June 30, 2020, and were paid during the three months ended September 30, 2020.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30,
(In Thousands)	2021	2020

Cash Flows From Operating Activities:
Net income/(loss)	$284,747	$(725,207)
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains)/losses on residential whole loans and real estate owned, net	(67,844)	280,142
Gains on securities, net	(1,969)	(71,569)
Impairment and other gains and losses on securities available-for-sale and other assets	(49,039)	424,966
Loss on terminated swaps previously designed as hedges for accounting purposes	—	57,034
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities, and amortization of terminated hedging instruments	(23,295)	13,367
(Reversal of provision)/provision for credit and valuation losses on residential whole loans and other financial instruments	(43,550)	38,090
Net other non-cash losses included in net income	16,112	16,388
Decrease in other assets	20,484	459
Decrease in other liabilities	(26,574)	(16,919)
Net cash provided by operating activities	$109,072	$16,751

Cash Flows From Investing Activities:
Purchases of residential whole loans, loan related investments and capitalized advances	$(2,877,090)	$(1,345,422)
Proceeds from sales of residential whole loans, and residential whole loan repurchases	—	1,521,060
Principal payments on residential whole loans and loan related investments	1,433,199	1,261,319
Increase in cash balances resulting from Lima One purchase transaction, net	6,122	—
Purchases of securities	—	(163,748)
Proceeds from sales of securities and other assets	—	3,790,148
Principal payments on securities	130,686	609,758
Purchases of real estate owned and capital improvements	(1,087)	(9,334)
Proceeds from sales of real estate owned	133,157	203,603
Additions to leasehold improvements, furniture and fixtures	(50,735)	(1,425)
Net cash (used in)/provided by investing activities	$(1,225,748)	$5,865,959

Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(941,468)	$(21,401,578)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	2,009,691	13,749,720
Principal payments on other collateralized financing agreements	(1,484,127)	(464,838)
Proceeds from borrowings under other collateralized financing agreements	1,582,982	2,908,710
Payment made for other collateralized financing agreement related costs	(6,847)	—
Principal payment on redemption of Senior notes	(100,000)	—
Payments made for settlements and unwinds of Swaps	—	(88,405)
Proceeds from issuance of series C preferred stock	—	275,000
Payments made for costs related to series C preferred stock issuance	—	(8,948)
Proceeds from issuances of common stock	1,297	725
Proceeds from the issuance of warrants	—	14,041
Payments made for the repurchase of common stock through the share repurchase program	(48,075)	—
Dividends paid on preferred stock	(24,656)	(21,578)
Dividends paid on common stock and dividend equivalents	(111,892)	(90,749)
Net cash provided by/(used in) financing activities	$876,905	$(5,127,900)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(239,771)	$754,810
Cash, cash equivalents and restricted cash at beginning of period	$821,519	$134,664
Cash, cash equivalents and restricted cash at end of period	$581,748	$889,474

Supplemental Disclosure of Cash Flow Information
Interest Paid	$81,636	$213,318

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$50,043	$74,891
Dividends and dividend equivalents declared and unpaid	$44,247	$22,758
Payable for unsettled residential whole loan purchases	$163,015	$—
Right-of-use lease asset and lease liability	$40,893	$—
Repayment of Lima One preferred stock in connection with the Lima One transaction (see Note 16)	$22,030	$—
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

1.   Organization

MFA Financial, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders.  The Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business (see Note 2(n)).

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2021 and results of operations for all periods presented have been made.  The results of operations for the three and nine months ended September 30, 2021 should not be construed as indicative of the results to be expected for the full year.

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

The consolidated financial statements of the Company include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated. In addition, the Company consolidates entities established to facilitate transactions related to the acquisition and securitization of residential whole loans completed in prior years. Certain prior period amounts have been reclassified to conform to the current period presentation. In particular, prior period disclosures have been conformed to the current period presentation of interest income from residential whole loans at fair value. Starting in the second quarter of 2021, interest income for these loans is presented in interest income in the Company’s consolidated statements of operations. Previously, interest income received on residential whole loans at fair value was presented in other income in the Company’s consolidated statements of operations. On July 1, 2021, the Company completed the acquisition of Lima One Holdings, LLC, the parent company of Lima One Capital, LLC (collectively referred to as “Lima One”), a leading nationwide originator and servicer of business purpose loans (“BPLs”). Lima One’s financial results are consolidated with MFA’s results from that date (see Note 16).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

(b)  Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

Residential whole loans included in the Company’s consolidated balance sheets are primarily comprised of pools of fixed- and adjustable-rate residential mortgage loans acquired through consolidated trusts in secondary market transactions or originated by Lima One. The accounting model utilized by the Company is determined at the time each loan package is initially acquired. Prior to the second quarter of 2021, the fair value option was typically elected on loans that were 60 or more days delinquent at purchase (“Purchased Non-performing Loans”). Purchased Credit Deteriorated Loans acquired prior to the second quarter of 2021, and where the underlying borrower had a delinquency status of less than 60 days at the acquisition date, are typically held at carrying value. Purchased Performing Loans acquired prior to the second quarter of 2021 are also typically held at carrying value, but the accounting methods for income recognition and determination and measurement of any required credit loss reserves (as discussed below) differ from those used for Purchased Credit Deteriorated Loans held at carrying value. Starting in the second quarter of 2021, the Company elected the fair value option for all loans acquired, irrespective of borrower delinquency status at acquisition. Over time, the Company expects that election of the fair value option should serve to simplify reporting of the results of its loan investment activities as fair value accounting will be used for the majority of loans in the Company’s portfolio. The accounting model initially applied to loan acquisitions is not permitted to be subsequently changed. Consequently, the Company is not permitted to retroactively apply fair value accounting to loans held at carrying value acquired in periods prior to the second quarter of 2021.

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

Purchased Performing Loans

Acquisitions of Purchased Performing Loans to date (which include loans purchased from third parties or loans originated by Lima One and not sold to third parties) have been primarily comprised of: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (“Rehabilitation loans” or “Fix and Flip loans”), (iii) loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iv) previously originated loans secured by residential real estate that is generally owner occupied (“Seasoned performing loans”), and (v) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans”). Purchased Performing Loans are initially recorded at their purchase price (or amount funded for originated loans). Interest income on Purchased Performing Loans acquired at par is accrued based on each loan’s current interest bearing balance and current interest rate, net of related servicing costs. Interest income on such loans acquired at a premium/discount to par is recorded each period based on the contractual coupon net of any amortization of premium or accretion of discount, adjusted for actual prepayment activity. For loans acquired with related servicing rights retained by the seller, interest income is reported net of related serving costs.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
Residential Whole Loans at Fair Value

Certain of the Company’s residential whole loans are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of acquisition. Prior to the second quarter of 2021, this accounting election was made primarily on Purchased Non-performing Loans. Starting in the second quarter of 2021, the Company made the fair value election on all loan acquisitions, which, to date, have been comprised exclusively of Purchased Performing Loans including loans originated by Lima One since its consolidation. The Company generally considers accounting for these loans at fair value to be more reflective of the expected pattern of returns from these loans under current economic conditions. The Company determines the fair value of its residential whole loans held at fair value after considering portfolio valuations obtained from a third-party that specializes in providing valuations of residential mortgage loans and trading activity observed in the market place. Subsequent changes in fair value are reported in current period earnings and presented in Net (loss)/gain on residential whole loans measured at fair value through earnings on the Company’s consolidated statements of operations.

Interest income is recorded on these loans based on their yield and is presented as part of interest income in the Company’s consolidated statements of operations. Cash outflows associated with loan-related advances made by the Company on behalf of the borrower are included in the basis of the loan and are reflected in unrealized gains or losses reported each period. Income and costs associated with originating loans on which the fair value option was elected are recorded in other income and expense respectively in the period in which they are earned or incurred.

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
SEPTEMBER 30, 2021

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

Residential Mortgage Securities

Prior to the quarter ended June 30, 2020, the Company had invested in residential mortgage-backed securities (“MBS”) that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Agency MBS”), and residential MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation (“Non-Agency MBS”). The Company disposed of its investments in Agency MBS during 2020 and disposed of its remaining investments in Non-Agency MBS during the second quarter of 2021. In addition, the Company has investments in CRT securities that are issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. As the loans in the underlying pool are paid, the principal balance of the CRT securities is paid. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company.

Designation

Securities that the Company generally intends to hold until maturity, but that it may sell from time to time as part of the overall management of its business, are designated as AFS. Such securities are carried at their fair value with unrealized gains and losses excluded from earnings (except when an allowance for loan losses is recognized, as discussed below) and reported in AOCI, a component of Stockholders’ Equity.

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
SEPTEMBER 30, 2021
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

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at September 30, 2021 and December 31, 2020. At September 30, 2021 and December 31, 2020, the Company had cash and cash equivalents of $526.2 million and $814.4 million, respectively. At September 30, 2021, the Company had $461.7 million of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. As of December 31, 2020, the Company had $752.4 million worth of investments in overnight money market funds. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 7 and 14).

(e)  Restricted Cash

Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements.  The Company had aggregate restricted cash held in connection with its financing agreements of $55.5 million and $7.2 million at September 30, 2021 and December 31, 2020, respectively (see Notes 5(c), 6, 7 and 14).

(f)  Goodwill & Intangible Assets

At September 30, 2021, the Company had goodwill of $61.6 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, see Note 16, and other intangible assets of $24.7 million (net of amortization) primarily comprised of customer relationships, non-competition agreements, trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One. The intangible assets are amortized over their expected useful lives, which range from one to ten years. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances. Through September 30, 2021, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

(h)  Leases and Depreciation

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

Leasehold Improvements, Real estate and Other Depreciable Assets

Depreciation is computed on the straight-line method over the estimated useful life of the related assets or, in the case of leasehold improvements, over the shorter of the useful life or the lease term.  Furniture, fixtures, computers and related hardware have estimated useful lives ranging from five to fifteen years at the time of purchase. The building component of real estate held-for-investment is depreciated over 27.5 years.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
SEPTEMBER 30, 2021
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

In addition, the Company has elected to treat certain of its subsidiaries as TRS. In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Given that a portion of the Company’s business is conducted through one or more TRS, the net taxable income earned by its domestic TRS, if any, is subject to corporate income taxation. To maintain the Company’s REIT election, no more than 20% of the value of the Company’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U.S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP. No net deferred tax benefit was recorded by the Company for the nine months ended September 30, 2021 and 2020, related to the net taxable losses in the TRS, since a valuation allowance for the full amount of the associated deferred tax asset of approximately $43.3 million was recognized as its recovery is not considered more likely than not. The related net operating loss carryforwards generated prior to 2018 will begin to expire in 2034; those generated in 2021, 2020 and 2019 can be carried forward indefinitely, until fully utilized.

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of September 30, 2021, December 31,

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
2020, or September 30, 2020. As of the date of this filing, the Company’s tax returns for tax years 2018 through 2020 are open to examination.

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
SEPTEMBER 30, 2021
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
3.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at September 30, 2021 and December 31, 2020 are approximately $7.1 billion and $5.3 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for Purchased Non-performing Loans.

The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at September 30, 2021 and December 31, 2020:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars In Thousands)	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020	September 30, 2021	December 31, 2020
Purchased Performing Loans:
Non-QM loans	$1,683,025	$2,357,185	$1,152,547	$—	$2,835,572	$2,357,185
Rehabilitation loans	294,622	581,801	301,602	—	596,224	581,801
Single-family rental loans	368,927	446,374	372,135	—	741,062	446,374
Seasoned performing loans	110,162	136,264	—	—	110,162	136,264
Agency eligible investor loans	—	—	1,126,477	—	1,126,477	—
Total Purchased Performing Loans	$2,456,736	$3,521,624	$2,952,761	$—	$5,409,497	$3,521,624

Purchased Credit Deteriorated Loans	$575,230	$673,708	$—	$—	$575,230	$673,708

Allowance for Credit Losses	$(44,102)	$(86,833)	$—	$—	$(44,102)	$(86,833)

Purchased Non-Performing Loans	$—	$—	$1,140,837	$1,216,902	$1,140,837	$1,216,902

Total Residential Whole Loans	$2,987,864	$4,108,499	$4,093,598	$1,216,902	$7,081,462	$5,325,401

Number of loans	10,361	13,112	12,307	5,622	22,668	18,734

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The following table presents additional information regarding the Company’s Residential whole loans at September 30, 2021 and December 31, 2020:
September 30, 2021

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$2,825,883	$2,737,998	5.36%	350	64%	725	$2,526,620	$65,991	$18,902	$126,485
Rehabilitation loans	587,539	594,366	7.27	8	66	726	469,292	17,939	3,432	103,703
Single-family rental loans	739,428	717,552	5.69	330	70	731	690,822	1,834	1,033	23,863
Seasoned performing loans	110,112	120,444	2.86	164	38	722	109,331	1,095	616	9,402
Agency eligible investor loans (4)	963,462	936,748	3.40	356	62	767	933,633	2,818	297	—
Total Purchased Performing Loans	5,226,424	$5,107,108	5.21%	304

Purchased Credit Deteriorated Loans	$551,186	$674,367	4.55%	284	69%	N/A	481,330	50,991	18,857	123,189

Purchased Non-Performing Loans	$1,140,837	$1,137,666	4.88%	285	74%	N/A	$517,924	$94,139	$39,605	$485,998

Residential whole loans, total or weighted average	$6,918,447	$6,919,141	5.10%	299

December 31, 2020

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$2,336,117	$2,294,086	5.84%	351	64%	712	$2,042,405	$71,303	$35,697	$144,681
Rehabilitation loans	563,430	581,801	7.29	3	63	719	390,706	29,315	25,433	136,347
Single-family rental loans	442,456	442,208	6.32	324	70	730	411,377	6,691	3,907	20,233
Seasoned performing loans	136,157	149,004	3.30	171	40	723	136,778	2,248	1,155	8,823
Total Purchased Performing Loans	3,478,160	$3,467,099	6.04%	281

Purchased Credit Deteriorated Loans	630,339	$782,319	4.46%	287	76	N/A	544,803	65,791	26,697	145,028

Purchased Non-Performing Loans	1,216,902	$1,282,093	4.87%	290	80	N/A	497,299	104,993	54,180	625,621

Residential whole loans, total or weighted average	$5,325,401	$5,531,511	5.54%	284

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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $142.7 million and $189.9 million at September 30, 2021 and December 31, 2020, respectively, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 70% and 69% at September 30, 2021 and December 31, 2020, respectively. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.
(3)Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.
(4)Excluded from the table above are approximately $163.0 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of September 30, 2021.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

No Residential whole loans were sold during the three and nine months ended September 30, 2021. During the nine months ended September 30, 2020, $1.8 billion of Non-QM loans were sold, realizing losses of $273.0 million. During the nine months ended September 30, 2020, Purchased Non-performing loans with an aggregate unpaid principal balance of $24.1 million were sold, realizing net losses of $800,000.

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential Whole Loans, at Carrying Value:

	Nine Months Ended September 30, 2021
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2020	$21,068	$18,371	$3,918	$107	$43,369	$86,833
Current provision	(6,523)	(3,700)	(1,172)	(41)	(10,936)	(22,372)
Write-offs	—	(1,003)	—	—	(214)	(1,217)
Allowance for credit losses at March 31, 2021	$14,545	$13,668	$2,746	$66	$32,219	$63,244
Current provision/(reversal)	(2,416)	(1,809)	(386)	(9)	(3,963)	(8,583)
Write-offs	(37)	(255)	—	—	(108)	(400)
Allowance for credit losses at June 30, 2021	$12,092	$11,604	$2,360	$57	$28,148	$54,261
Current provision/(reversal)	(2,403)	(2,526)	(670)	(7)	(4,020)	(9,626)
Write-offs	—	(393)	(56)	—	(84)	(533)
Allowance for credit losses at September 30, 2021	$9,689	$8,685	$1,634	$50	$24,044	$44,102

	Nine Months Ended September 30, 2020
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2019	$388	$2,331	$62	$—	$244	$3,025
Transition adjustment on adoption of ASU 2016-13 (4)	6,904	517	754	19	62,361	70,555
Current provision	26,358	33,213	6,615	230	8,481	74,897
Write-offs	—	(428)	—	—	(219)	(647)
Valuation adjustment on loans held for sale	70,181	—	—	—	—	70,181
Allowance for credit and valuation losses at March 31, 2020	$103,831	$35,633	$7,431	$249	$70,867	$218,011
Current provision/(reversal)	(2,297)	(5,213)	(500)	(25)	(2,579)	(10,614)
Write-offs	—	(420)	—	—	(207)	(627)
Valuation adjustment on loans held for sale	(70,181)	—	—	—	—	(70,181)
Allowance for credit losses at June 30, 2020	$31,353	$30,000	$6,931	$224	$68,081	$136,589
Current provision/(reversal)	(4,568)	(7,140)	(1,906)	(74)	(16,374)	(30,062)
Write-offs	(32)	(227)	—	—	(22)	(281)
Allowance for credit losses at September 30, 2020	$26,753	$22,633	$5,025	$150	$51,685	$106,246

(1)In connection with purchased Rehabilitation loans at carrying value, the Company had unfunded commitments of $29.2 million and $73.2 million as of September 30, 2021 and 2020, respectively, with an allowance for credit losses of $355,000 and $1.6 million at September 30, 2021 and 2020, respectively. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 9).
(2)Includes $94.9 million and $143.4 million of loans that were assessed for credit losses based on a collateral dependent methodology as of September 30, 2021 and 2020, respectively.
(3)Includes $57.4 million and $72.7 million of loans that were assessed for credit losses based on a collateral dependent methodology as of September 30, 2021 and 2020, respectively.
(4)Of the $70.6 million of reserves recorded on adoption of ASU 2016-13, $8.3 million was recorded as an adjustment to stockholders’ equity and $62.4 million was recorded as a “gross up” of the amortized cost basis of Purchased Credit Deteriorated Loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
The Company adopted ASU 2016-13 (“CECL”) on January 1, 2020 (see Note 2). The anticipated impact of the COVID-19 pandemic on expected economic conditions, including forecasted unemployment, home price appreciation, and prepayment rates, for the short to medium term resulted in significantly increased estimates of credit losses recorded under CECL for the first quarter of 2020 for residential whole loans held at carrying value. Since the end of the first quarter of 2020, primarily as a result of generally more stable markets and an ongoing economic recovery, the Company has made subsequent revisions to certain macro-economic assumptions, including its estimates related to future rates of unemployment and home price appreciation, and has made adjustments to the quantitative model outputs for relevant qualitative factors. The net impact of these assumption revisions and qualitative adjustments, as well as reductions in balances subject to CECL, has resulted in a reversal of a portion of the allowance for loan loss since the end of the first quarter of 2020. The qualitative adjustments, which have the effect of increasing expected loss estimates, were determined based on a variety of factors, including differences between the Company’s loan portfolio and the loan portfolios represented by data available in regulatory filings of certain banks that are considered to have similar loan portfolios (available proxy data), and differences between current (and expected future) market conditions in comparison to market conditions that occurred in historical periods. Such differences include uncertainty with respect to the ongoing impact of the pandemic, the speed of vaccine deployment and time period for a significant portion of society to be vaccinated, the extent and timing of government stimulus efforts and heightened political uncertainty. The Company’s estimates of credit losses reflect the Company’s expectation that full recovery to pre-pandemic economic conditions will take an extended period, resulting in increased delinquencies and defaults during this period compared to historical periods. Estimates of credit losses under CECL are highly sensitive to changes in assumptions and current economic conditions have increased the difficulty of accurately forecasting future conditions.

The amortized cost basis of Purchased Performing Loans on nonaccrual status as of September 30, 2021 and December 31, 2020 was $275.9 million and $373.3 million, respectively. The amortized cost basis of Purchased Credit Deteriorated Loans on nonaccrual status as of September 30, 2021 and December 31, 2020 was $113.0 million and $151.4 million, respectively. The fair value of Purchased Non-performing Loans on nonaccrual status as of September 30, 2021 and December 31, 2020 was $624.9 million and $730.9 million, respectively. At September 30, 2021 and December 31, 2020, there were approximately $122.3 million and $130.7 million, respectively, of loans on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The following table presents certain additional credit-related information regarding our Residential whole loans, at Carrying Value:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2021	2020	2019	2018	2017	Prior	Total
Non-QM loans
LTV <= 80% (1)	$71,860	$321,875	$770,456	$407,943	$40,381	$4,228	$1,616,743
LTV > 80% (1)	4,191	28,369	15,709	14,686	3,177	150	66,282
Total Non-QM loans	$76,051	$350,244	$786,165	$422,629	$43,558	$4,378	$1,683,025
Nine Months Ended September 30, 2021 Gross write-offs	$—	$—	$—	$37	$—	$—	$37
Nine Months Ended September 30, 2021 Recoveries	—	—	—	—	—	—	—
Nine Months Ended September 30, 2021 Net write-offs	$—	$—	$—	$37	$—	$—	$37

Rehabilitation loans
LTV <= 80% (1)	$13,717	$27,910	$214,618	$31,228	$3,427	$—	$290,900
LTV > 80% (1)	—	—	1,226	796	1,700	—	3,722
Total Rehabilitation loans	$13,717	$27,910	$215,844	$32,024	$5,127	$—	$294,622
Nine Months Ended September 30, 2021 Gross write-offs	$—	$—	$1,059	$468	$123	$—	$1,650
Nine Months Ended September 30, 2021 Recoveries	—	—	—	—	—	—	—
Nine Months Ended September 30, 2021 Net write-offs	$—	$—	$1,059	$468	$123	$—	$1,650

Single family rental loans
LTV <= 80% (1)	$15,502	$37,089	$208,010	$91,783	$10,537	$—	$362,921
LTV > 80% (1)	—	513	5,406	87	—	—	6,006
Total Single family rental loans	$15,502	$37,602	$213,416	$91,870	$10,537	$—	$368,927
Nine Months Ended September 30, 2021 Gross write-offs	$—	$—	$56	$—	$—	$—	$56
Nine Months Ended September 30, 2021 Recoveries	—	—	—	—	—	—	—
Nine Months Ended September 30, 2021 Net write-offs	$—	$—	$56	$—	$—	$—	$56

Seasoned performing loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$105,348	$105,348
LTV > 80% (1)	—	—	—	—	—	4,814	4,814
Total Seasoned performing loans	$—	$—	$—	$—	$—	$110,162	$110,162
Nine Months Ended September 30, 2021 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Nine Months Ended September 30, 2021 Recoveries	—	—	—	—	—	—	—
Nine Months Ended September 30, 2021 Net write-offs	$—	$—	$—	$—	$—	$—	$—

Purchased credit deteriorated loans
LTV <= 80% (1)	$—	$—	$—	$—	$621	$421,264	$421,885
LTV > 80% (1)	—	—	—	—	—	153,345	153,345
Total Purchased credit deteriorated loans	$—	$—	$—	$—	$621	$574,609	$575,230
Nine Months Ended September 30, 2021 Gross write-offs	$—	$—	$—	$—	$—	$406	$406
Nine Months Ended September 30, 2021 Recoveries	—	—	—	—	—	—	—
Nine Months Ended September 30, 2021 Net write-offs	$—	$—	$—	$—	$—	$406	$406

Total LTV <= 80% (1)	$101,079	$386,874	$1,193,084	$530,954	$54,966	$530,840	$2,797,797
Total LTV > 80% (1)	4,191	28,882	22,341	15,569	4,877	158,309	234,169
Total residential whole loans, at carrying value	$105,270	$415,756	$1,215,425	$546,523	$59,843	$689,149	$3,031,966
Total Gross write-offs	$—	$—	$1,115	$505	$123	$406	$2,149
Total Recoveries	—	—	—	—	—	—	—
Total Net write-offs	$—	$—	$1,115	$505	$123	$406	$2,149

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $142.7 million at September 30, 2021, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting is 70% at September 30, 2021. Certain low value loans secured by vacant lots are categorized as LTV > 80%.

The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 90 days or more delinquent:

	September 30, 2021
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)

Residential whole loans, at carrying value
Purchased credit deteriorated loans	$100,905	$123,189	79.8%
Non-QM loans	$121,741	$119,572	64.5%
Rehabilitation loans	$101,012	$101,012	68.6%
Single-family rental loans	$22,767	$22,771	73.6%
Seasoned performing loans	$8,671	$9,402	51.3%
Total Residential whole loans, at carrying value	$355,096	$375,946

Residential whole loans, at fair value
Purchased non-performing loans	$484,510	$485,998	81.2%
Purchased performing loans	$10,391	$10,696	62.7%
Total Residential whole loans, at fair value	$494,901	$496,694

	December 31, 2020
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)

Residential whole loans, at carrying value
Purchased credit deteriorated loans	$119,621	$145,028	86.7%
Non-QM loans	$148,387	$144,681	65.9%
Rehabilitation loans	$136,347	$136,347	65.8%
Single-family rental loans	$20,388	$20,233	72.7%
Seasoned performing loans	$8,031	$8,823	55.1%
Total Residential whole loans, at carrying value	$432,774	$455,112

Residential whole loans, at fair value
Purchased non-performing loans	$571,729	$625,621	86.8%
Purchased performing loans	$—	$—	—%
Total Residential whole loans, at fair value	$571,729	$625,621

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The following tables present the components of interest income on the Company’s Residential whole loans for the three and nine months ended September 30, 2021 and 2020:

	Held at Carrying Value		Held at Fair Value		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(In Thousands)	2021	2020	2021	2020	2021	2020
Purchased Performing Loans:
Non-QM loans	$17,437	$25,884	$6,454	$—	$23,891	$25,884
Rehabilitation loans	5,808	10,863	4,110	—	9,918	10,863
Single-family rental loans	6,074	6,917	3,423	—	9,497	6,917
Seasoned performing loans	1,728	1,945	—	—	1,728	1,945
Agency eligible investor loans	—	—	3,360	—	3,360	—
Total Purchased Performing Loans	$31,047	$45,609	$17,347	$—	$48,394	$45,609

Purchased Credit Deteriorated Loans	$10,504	$8,784	$—	$—	$10,504	$8,784

Purchased Non-Performing Loans	$—	$—	$20,704	$16,555	$20,704	$16,555

Total Residential Whole Loans	$41,551	$54,393	$38,051	$16,555	$79,602	$70,948

	Held at Carrying Value		Held at Fair Value		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020	2021	2020
Purchased Performing Loans:
Non-QM loans	$59,789	$112,212	$8,258	$—	$68,047	$112,212
Rehabilitation loans	19,429	39,502	4,485	—	23,914	39,502
Single-family rental loans	19,594	21,528	3,890	—	23,484	21,528
Seasoned performing loans	5,260	6,799	—	—	5,260	6,799
Agency eligible investor loans	—	—	3,622	—	3,622	—
Total Purchased Performing Loans	$104,072	$180,041	$20,255	$—	$124,327	$180,041

Purchased Credit Deteriorated Loans	$30,097	$27,265	$—	$—	$30,097	$27,265

Purchased Non-Performing Loans	$—	$—	$58,732	$54,513	$58,732	$54,513

Total Residential Whole Loans	$134,169	$207,306	$78,987	$54,513	$213,156	$261,819

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
The following table presents the components of Net gain/(loss) on residential whole loans measured at fair value through earnings for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Net unrealized gains/(losses)	$20,494	$58,863	$58,807	$(13,683)
Other Income (1)	1,321	1,453	518	3,601
Total	$21,815	$60,316	$59,325	$(10,082)

(1)Primarily includes cash payments received from private mortgage insurance on liquidated loans and losses on liquidations of non-performing loans.

4.                   Securities, at Fair Value

MSR-Related Assets

Term Notes Backed by MSR-Related Collateral

At September 30, 2021 and December 31, 2020, the Company had $177.5 million and $239.0 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At September 30, 2021, these term notes had an amortized cost of $135.1 million, gross unrealized gains of approximately $42.5 million, a weighted average yield of 12.6% and a weighted average term to maturity of 6.1 years. At December 31, 2020, the term notes had an amortized cost of $184.9 million, gross unrealized gains of approximately $54.0 million, a weighted average yield of 12.3% and a weighted average term to maturity of 8.7 years. During the nine months ended September 30, 2020, the Company sold certain term notes for $711.7 million, realizing gains of $28.7 million. During the three months ended March 31, 2020, the Company recognized an impairment loss related to its term notes of $280.8 million based on its intent to sell, or the likelihood it will be required to sell, such notes.

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

Agency and Non-Agency MBS

MBS investments held during the year ended December 31, 2020 and in prior periods included Agency MBS and Non-Agency MBS which include MBS issued prior to 2008 (“Legacy Non-Agency MBS”). These MBS are secured by: (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”), which have interest rates that reset annually or more frequently (collectively, “ARM-MBS”); and (iii) 15 and 30 year fixed-rate mortgages for Agency MBS and, for Non-Agency MBS, 30-year and longer-term fixed rate mortgages. In addition, until the second quarter of 2021 the Company’s MBS were also comprised of MBS backed by securitized re-performing/non-performing loans (“RPL/NPL MBS”), where the cash flows of the bond may not reflect the contractual cash flows of the underlying collateral. The Company’s RPL/NPL MBS were generally structured with a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements (see Note 7).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The following tables present certain information about the Company’s residential mortgage securities at September 30, 2021 and December 31, 2020:

September 30, 2021

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Total residential mortgage securities (2)(4)(5)	$102,307	$6,163	$(59)	$(20,768)	$87,643	$17,853	$(8)	$17,845	$105,488

December 31, 2020

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Total residential mortgage securities (2)(3)(4)(5)	$161,878	$3,022	$(8,206)	$(21,437)	$135,257	$26,926	$(1,183)	$25,743	$161,000

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
(5)Amounts disclosed at September 30, 2021 includes CRT securities with a fair value of $68.0 million for which the fair value option has been elected. Such securities had $2.2 million gross unrealized gains and gross unrealized losses of approximately $8,000 at September 30, 2021. Amounts disclosed at December 31, 2020 includes CRT securities with a fair value of $66.2 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $551,000 and gross unrealized losses of approximately $322,000 at December 31, 2020.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
Sales of Residential Mortgage Securities

The following table presents information about the Company’s sales of its residential mortgage securities for the three and nine months ended September 30, 2021 and 2020. The Company has no continuing involvement with any of the sold securities.

	Three Months Ended September 30, 2021		Three Months Ended September 30, 2020
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$—	$—	$—	$—
Non-Agency MBS	—	—	116	48
CRT Securities	—	—	—	—
Total	$—	$—	$116	$48

	Nine Months Ended September 30, 2021		Nine Months Ended September 30, 2020
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$—	$—	$1,500,875	$(19,291)
Non-Agency MBS	—	—	1,318,958	107,999
CRT Securities	—	—	243,025	(27,011)
Total	$—	$—	$3,062,858	$61,697

Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities at September 30, 2021.

The Company did not recognize an allowance for credit losses (or other than temporary impairment in prior year periods) through earnings related to its MBS for the three and nine months ended September 30, 2021. During the three months ended March 31, 2020, the Company recognized an aggregate impairment loss related to its MBS of $63.5 million based on its intent to sell, or the likelihood it will be required to sell, certain securities at such time.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential mortgage securities and MSR-related assets:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars In Thousands)	2021	2020	2021	2020
Allowance for credit losses at beginning of period	$—	$—	$—	$—
Current provision:
Securities with no prior loss allowance	—	—	—	344,269
Securities with a prior loss allowance	—	—	—	—
Write-offs, including allowance related to securities the Company intended to sell	—	—	—	(344,269)
Allowance for credit losses at end of period	$—	$—	$—	$—

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$66,163	$52,889	$79,607	$392,722
Unrealized (losses)/gains on securities available-for-sale	(8,029)	15,082	(21,473)	408,585
Reclassification adjustment for MBS sales included in net income	—	(60)	—	(389,127)
Reclassification adjustment for impairment included in net income	—	—	—	(344,269)
Change in AOCI from AFS securities	(8,029)	15,022	(21,473)	(324,811)
Balance at end of period	$58,134	$67,911	$58,134	$67,911

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Agency MBS
Coupon interest	$—	$—	$—	$14,038
Effective yield adjustment (1)	—	—	—	(5,186)
Interest income	$—	$—	$—	$8,852

Legacy Non-Agency MBS
Coupon interest	$—	$42	$14	$18,222
Effective yield adjustment (2)(3)	—	6	670	10,564
Interest income	$—	$48	$684	$28,786

RPL/NPL MBS
Coupon interest	$—	$811	$373	$7,622
Effective yield adjustment (1)(4)	—	94	8,136	449
Interest income	$—	$905	$8,509	$8,071

CRT securities
Coupon interest	$931	$956	$2,774	$6,063
Effective yield adjustment (2)	1,364	420	3,152	(94)
Interest income	$2,295	$1,376	$5,926	$5,969

MSR-related assets
Coupon interest	$1,595	$2,991	$6,044	$23,332
Effective yield adjustment (1)(2)(5)	6,739	3,250	21,270	6,857
Interest income	$8,334	$6,241	$27,314	$30,189

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
(3) Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of approximately $670,000 during the nine months ended September 30, 2021.
(4) Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of approximately $8.1 million and $277,000 during the nine months ended September 30, 2021 and 2020, respectively.
(5) Includes $4.0 million and $12.4 million of accretion income recognized during the three and nine months ended September 30, 2021, respectively due to the impact of the redemption at par of MSR-related assets that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
.
5.    Other Assets

The following table presents the components of the Company’s Other assets at September 30, 2021 and December 31, 2020:

(In Thousands)	September 30, 2021	December 31, 2020
REO (1)	$178,802	$249,699
Capital contributions made to loan origination partners	53,537	47,148
Goodwill	61,615	—
Intangibles, net (2)	24,700	—
Other interest-earning assets	35,437	—
Interest receivable	41,432	38,850
Other loan related receivables	45,242	16,682
Lease right-of-use asset (3)	39,500	758
Other	61,338	32,244
Total Other Assets	$541,603	$385,381

(1) Includes $16.1 million and $61.8 million of REO that is held-for-investment at September 30, 2021 and December 31, 2020, respectively.
(2) Net of aggregate accumulated amortization of $3.3 million as of September 30, 2021.
(3) An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease (see Notes 2 and 10).

(a) Real Estate Owned

At September 30, 2021, the Company had 674 REO properties with an aggregate carrying value of $178.8 million. At December 31, 2020, the Company had 946 REO properties with an aggregate carrying value of $249.7 million.
At September 30, 2021, $176.3 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $96.6 million of residential whole loans held at carrying value and $391.5 million of residential whole loans held at fair value at September 30, 2021.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
The following table presents the activity in the Company’s REO for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Balance at beginning of period	$204,762	$348,516	$249,699	$411,659
Adjustments to record at lower of cost or fair value	(2,448)	93	(3,390)	(11,796)
Transfer from residential whole loans (1)	11,673	15,672	50,043	74,891
Purchases and capital improvements, net	1,584	771	2,207	10,072
Disposals and other (2)	(36,769)	(66,185)	(119,757)	(185,959)
Balance at end of period	$178,802	$298,867	$178,802	$298,867

Number of properties	674	1,131	674	1,131
(1)Includes a net gain recorded on transfer of approximately $700,000 and $834,000 for the three months ended September 30, 2021 and 2020, respectively; and a net loss recorded on transfer of approximately $400,000 and a net gain recorded on transfer of approximately $4.1 million for the nine months ended September 30, 2021 and 2020, respectively.
(2)During the three and nine months ended September 30, 2021, the Company sold 151 and 470 REO properties for consideration of $45.4 million and $134.0 million, realizing net gains of approximately $7.3 million and $13.4 million, respectively. During the three and nine months ended September 30, 2020, the Company sold 267 and 812 REO properties for consideration of $69.9 million and $195.2 million, realizing net gains of approximately $3.9 million and $10.0 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

(b) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom it sources residential mortgage loans through both flow arrangements and bulk purchases. To date, such contributions of capital include the following investments (based on their carrying value prior to any impairments): $23.2 million of common equity (including partnership interests) and $67.8 million of preferred equity. In addition, for certain partners, options or warrants may have also been acquired that provide the Company the ability to increase the level of its investment if certain conditions are met. At the end of each reporting period, or earlier if circumstances warrant, the Company evaluates whether the nature of its interests and other involvement with the investee entity requires the Company to apply equity method accounting or consolidate the results of the investee entity with the Company’s financial results. On July 1, 2021, the Company completed the acquisition of certain ownership interests in Lima One, which resulted in the Company owning all of Lima One’s outstanding ownership interests. Accordingly, the Company consolidated Lima One’s financial results beginning on that date. In addition, in connection with the purchase accounting for the acquisition, the Company was required to revalue its investments in Lima One common equity, resulting in a $38.9 million gain, which was recorded in Other Income in the Company’s consolidated statements of operations (Refer to Note 16 for further details). Further, to the extent that the nature of the Company’s interests has resulted in the need for the Company to apply equity method accounting, the impact of such accounting on the Company’s results for periods subsequent to that in which the Company was determined to have significant influence over the investee company was not material for any period. With respect to investments in entities that the Company does not either consolidate or apply equity method accounting, as the interests acquired to date by the Company generally do not have a readily determinable fair value, the Company accounts for these interests (including any acquired options and warrants) in loan originators initially at cost. The carrying value of these investments will be adjusted if it is determined that an impairment has occurred or if there has been a subsequent observable transaction in either the investee company’s equity securities or a similar security that provides evidence to support an adjustment to the carrying value. Following an evaluation of the anticipated impact of COVID-19 on economic conditions for the short to medium term, the Company recorded impairment charges of $65.2 million on investments in certain loan origination partners during the nine months ended September 30, 2020, which was included in “Impairment and other losses on securities available-for-sale and other assets” on the consolidated statements of operations. During the three months ended September 30, 2021, the Company reversed $10.0 million of previously recorded impairment as two of the Company’s preferred equity investments were repaid in full. This gain was recorded in Other Income in the consolidated statements of operations. The Company did not record any impairment charges to earnings on investments in certain loan origination partners during the three and nine months ended September 30, 2021. At September 30, 2021, approximately $1.0 billion of the Company’s Residential whole loans, at carrying value were serviced by entities in which the Company has an investment, including Lima One.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The following table presents the net impact of the Company’s derivative hedging instruments on its net interest expense and the weighted average interest rate paid and received for such Swaps for the three and nine months ended September 30, 2021 and 2020:

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

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
AOCI from derivative hedging instruments:
Balance at beginning of period	$—	$(7,176)	$—	$(22,675)
Net loss on Swaps	—	—	—	(50,127)
Reclassification adjustment for losses/gains related to hedging instruments included in net income	—	7,176	—	72,802
Balance at end of period	$—	$—	$—	$—

TBA Securities

In order to economically hedge the risks arising from the investments in Agency eligible investor loans, the Company has entered into short positions in certain TBA securities. The table below summarizes open short positions in TBA securities as of September 30, 2021, which had an aggregate value of $5.4 million.

TBA Security	Notional Amount	Settlement Date
(In Thousands)
FNCL 2.0 10/21	$420,000	October 14, 2021
FNCL 2.5 10/21	$330,000	October 14, 2021

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

TBA short positions are subject to margining requirements which serve to mitigate counterparty credit risk associated with these transactions. Open TBA positions are measured at fair value each reporting date, with realized and unrealized changes in the fair value of these positions recorded in Other income, net in our consolidated statements of operations. For the three and nine months ended September 30, 2021, the Company recorded a net gain on TBA short positions of $2.1 million and $1.0 million, respectively. No TBA short positions had been entered into in the prior periods presented.

6.      Financing Agreements

The following tables present the components of the Company’s Financing agreements at September 30, 2021 and December 31, 2020:

	September 30, 2021
(In Thousands)	Unpaid Principal Balance	Amortized Cost Balance	Fair Value/Carrying Value(1)
Financing agreements, at fair value
Agreements with mark-to-market collateral provisions	$1,275,172	$1,275,172	$1,275,172
Agreements with non-mark-to-market collateral provisions	689,205	689,205	690,583
Securitized debt	527,160	527,154	530,829
Total Financing agreements, at fair value	$2,491,537	$2,491,531	$2,496,584

Financing agreements, at carrying value
Securitized debt	$1,522,354		$1,514,900
Agreements with mark-to-market collateral provisions	1,155,964		1,155,820
Agreements with non-mark-to-market collateral provisions	157,784		157,366
Convertible senior notes	230,000		226,138
Total Financing agreements, at carrying value	$3,066,102		$3,054,224
Total Financing agreements	$5,557,639		$5,550,808

	December 31, 2020
(In Thousands)	Unpaid Principal Balance	Amortized Cost Balance	Fair Value/Carrying Value(1)
Financing agreements, at fair value
Agreements with non-mark-to-market collateral provisions	$1,156,899	$1,156,899	$1,159,213
Agreements with mark-to-market collateral provisions	1,338,077	1,338,077	1,338,077
Securitized debt	866,203	857,553	869,482
Total Financing agreements, at fair value	$3,361,179	$3,352,529	$3,366,772

Financing agreements, at carrying value
Securitized debt	$648,300		$645,027
Convertible senior notes	230,000		225,177
Senior notes	100,000		100,000
Total Financing agreements, at carrying value	$978,300		$970,204
Total Financing agreements	$4,339,479		$4,336,976

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
SEPTEMBER 30, 2021

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

Agreements with non-mark-to-market collateral provisions

In June 2020, the Company and certain of its subsidiaries entered into a non-mark-to-market term loan facility with certain lenders with an initial borrowing capacity of $1.65 billion. The Company’s borrowing subsidiaries have pledged, as collateral security for the facility, certain of their residential whole loans (excluding Rehabilitation loans), as well as the equity in subsidiaries that own the loans. The facility has an initial term of two years, which may be extended for up to an additional three years, subject to certain conditions, including the payment of an extension fee and provided that no events of default have occurred. For the initial two-year term, the financing cost for the facility will be calculated at a spread over the lender’s financing cost, which, depending on the lender, is expected to be based either on three-month London Interbank Offered Rate (‘LIBOR”), or an index that it expected over time to be closely correlated to changes in three-month LIBOR. At September 30, 2021, the amount financed under this facility was approximately $573.8 million.

In addition, the Company also entered into non-mark-to-market financing facilities on Rehabilitation loans. Under these facilities, Rehabilitation loans, as well as the equity in subsidiaries that own the loans, are pledged as collateral. The facilities have a two-year term and the financing cost is calculated at a spread over three-month LIBOR. At September 30, 2021, the amount financed under these facilities was approximately $116.8 million.

The following table presents information with respect to the Company’s financing agreements, at fair value with non-mark-to-market collateral provisions and associated assets pledged as collateral at September 30, 2021 and December 31, 2020:

(Dollars in Thousands)	September 30, 2021	December 31, 2020
Non-mark-to-market financing secured by residential whole loans	$681,567	$1,156,125
Fair value of residential whole loans pledged as collateral under financing agreements	$1,191,747	$1,930,283
Weighted average haircut on residential whole loans	42.03%	39.46%
Non-mark-to-market financing secured by real estate owned	$9,016	$3,088
Fair value of real estate owned pledged as collateral under financing agreements	$23,296	$7,441
Weighted average haircut on real estate owned	61.09%	59.73%

Agreements with mark-to-market collateral provisions

In addition to entering into the financing arrangements discussed above, the Company also entered into a reinstatement agreement with certain lending counterparties that facilitated its exit from the forbearance arrangements that the Company had previously entered into. In connection with the reinstatement agreement, terms of its prior financing arrangements on certain residential whole loans were renegotiated and those arrangements were reinstated on a go-forward basis. These financing arrangements continue to contain mark-to-market provisions that permit the lending counterparties to make margin calls on the Company should the value of the pledged collateral decline. The Company is also permitted to recover previously posted margin payments, should values of the pledged collateral subsequently increase. These facilities generally have a maturity ranging from one to three months and can be renewed at the discretion of the lending counterparty at financing costs reflecting prevailing market pricing. At September 30, 2021, the amount financed under these agreements was approximately $1.3

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
billion.

The following table presents information with respect to the Company’s financing agreements, at fair value with mark-to-market collateral provisions and associated assets pledged as collateral at September 30, 2021 and December 31, 2020:

(Dollars in Thousands)	September 30, 2021	December 31, 2020
Mark-to-market financing agreements secured by residential whole loans	$1,262,811	$1,113,553
Fair value of residential whole loans pledged as collateral under financing agreements (1)	$1,910,051	$1,798,813
Weighted average haircut on residential whole loans (2)	31.84%	34.17%
Mark-to-market financing agreements secured by securities at fair value	$—	$213,915
Securities at fair value pledged as collateral under financing agreements	$—	$399,999
Weighted average haircut on securities at fair value (2)	—%	41.16%
Mark-to-market financing agreements secured by real estate owned	$12,361	$10,609
Fair value of real estate owned pledged as collateral under financing agreements	$38,388	$22,525
Weighted average haircut on real estate owned (2)	61.22%	55.56%

(1)At December 31, 2020, includes Non-Agency MBS with an aggregate fair value of $141.9 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation.
(2)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

In addition, the Company had aggregate restricted cash held in connection with its financing agreements of $55.5 million and $7.2 million at September 30, 2021 and December 31, 2020, respectively.

The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements, at fair value that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$1,964,377	2.55%	$2,494,976	3.16%
Over 30 days to 3 months	—	—	—	—
Over 3 months to 12 months	—	—	—	—
Over 12 months	—	—	—	—
Total financing agreements	$1,964,377	2.55%	$2,494,976	3.16%

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

(b) Financing Agreements, at Carrying Value

Additional information regarding the Company’s Other financing arrangements as of September 30, 2021, is included below:

Securitized Debt

Securitized debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated in consolidation. The third-party beneficial interest holders in the VIEs have no recourse to the

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
general credit of the Company. The weighted average fixed rate on the securitized debt was 1.55% at September 30, 2021 (see Notes 10 and 15 for further discussion).

Agreements with non-mark-to-market collateral provisions

The following table presents information with respect to the Company’s financing agreements, at carrying value with non-mark-to-market collateral provisions, for which the fair value option was not elected, and associated assets pledged as collateral at September 30, 2021 (none were outstanding at December 31, 2020):

(Dollars in Thousands)	September 30, 2021
Non-mark-to-market financing agreements secured by residential whole loans	$157,366
Fair value of residential whole loans pledged as collateral under financing agreements	$182,316
Weighted average haircut on residential whole loans (1)	13.00%
(1)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

Agreements with mark-to-market collateral provisions

The following table presents information with respect to the Company’s financing agreements, at carrying value with mark-to-market collateral provisions, for which the fair value option was not elected, and associated assets pledged as collateral at September 30, 2021 (none were outstanding at December 31, 2020):

(Dollars in Thousands)	September 30, 2021
Mark-to-market financing agreements secured by residential whole loans	$984,016
Fair value of residential whole loans pledged as collateral under financing agreements	$1,161,100
Weighted average haircut on residential whole loans (1)	15.21%
Mark-to-market financing agreements secured by securities at fair value	$171,804
Securities at fair value pledged as collateral under financing agreements	$283,037
Weighted average haircut on securities at fair value (1)	38.33%
(1)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements, at carrying value that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, for which the fair value option was not elected, at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$1,259,588	1.90%
Over 30 days to 3 months	36,141	4.30
Over 3 months to 12 months	18,018	4.50
Over 12 months	—	—
Total financing agreements	$1,313,747	2.00%

Convertible Senior Notes

On June 3, 2019, the Company issued $230.0 million in aggregate principal amount of its Convertible Senior Notes in an underwritten public offering, including an additional $30.0 million issued pursuant to the exercise of the underwriters’ option to purchase additional Convertible Senior Notes. The total net proceeds the Company received from the offering were

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

(c) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 13 and 7 counterparties at September 30, 2021 and December 31, 2020, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2021:

	September 30, 2021
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Repricing for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Barclays Bank (3)	BBB/Aa3/A	$527,745	1	20.3%
Credit Suisse	BBB+/Baa1/A-	420,704	1	16.2
Wells Fargo	A+/Aa2/AA-	296,559	1	11.4
(1)As rated at September 30, 2021 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published rating for these entities.
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

(d) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of September 30, 2021 and December 31, 2020:

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

	September 30, 2021
	Financing Agreements
(In Thousands)	Non-Mark-to-Market	Mark-to-Market	Securitized	Total
Assets:
Residential whole loans, at carrying value	$794,267	$533,633	$1,679,702	$3,007,602
Residential whole loans, at fair value	555,738	2,499,284	650,507	3,705,529
Securities, at fair value	—	222,705	—	222,705
Other assets: REO	19,919	32,363	36,053	88,335
Total	$1,369,924	$3,287,985	$2,366,262	$7,024,171

	December 31, 2020
	Financing Agreements
(In Thousands)	Non-Mark-to-Market	Mark-to-Market	Securitized	Total
Assets:
Residential whole loans, at carrying value	$1,497,281	$1,207,364	$1,436,316	$4,140,961
Residential whole loans, at fair value	430,183	396,817	382,349	1,209,349
Securities, at fair value	—	442,773	—	442,773
Other assets: REO	—	—	49,477	49,477
Total	$1,927,464	$2,046,954	$1,868,142	$5,842,560

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

The Company’s assets pledged as collateral are described in Notes 2(e) - Restricted Cash, 5(c) - Derivative Instruments and 6 - Financing Agreements. The total fair value of assets pledged as collateral with respect to the Company’s borrowings under its financing arrangements, excluding securitizations, and/or derivative hedging instruments was $4.8 billion and $4.2 billion at September 30, 2021 and December 31, 2020, respectively. An aggregate of $21.4 million and $24.6 million of accrued interest on those assets had also been pledged as of September 30, 2021 and December 31, 2020, respectively.

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

The fair value of financial instruments pledged against the Company’s financing arrangements, excluding securitizations, was $4.8 billion and $4.2 billion at September 30, 2021 and December 31, 2020, respectively. There were no financial instruments pledged against the Company’s Swaps at September 30, 2021 and December 31, 2020, respectively. In addition, cash that has been pledged as collateral against financing arrangements and Swaps (if any) is reported as Restricted cash on the Company’s consolidated balance sheets (see Notes 2(e), 5(c) and 6).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
9. Other Liabilities

The following table presents the components of the Company’s Other liabilities at September 30, 2021 and December 31, 2020:

(In Thousands)	September 30, 2021	December 31, 2020
Payable for unsettled residential whole loans purchases	$163,015	$—
Dividends and dividend equivalents payable	44,247	34,016
Lease liability	44,284	636
Accrued interest payable	11,174	11,116
Accrued expenses and other	73,235	24,754
Total Other Liabilities	$335,955	$70,522

10.    Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitments relate to its corporate headquarters. In April 2021, the Company relocated its corporate headquarters, terminating its prior lease on April 30, 2021. For the three and nine months ended September 30, 2021, the Company recorded aggregate lease expense of approximately $1.1 million and $2.9 million, respectively, in connection with these two leases.

The term specified in the current lease is approximately fifteen years with an option to renew for an additional five years.

At September 30, 2021, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments
(In Thousands)
2021 (1)	$465
2022	5,220
2023	5,236
2024	5,230
2025	4,638
Thereafter	54,156
Total	$74,945

(1) Reflects contractual minimum rental payments due for the period from October 1, 2021 through December 31, 2021.

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of September 30, 2021, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 15).

(c) Rehabilitation Loan Commitments

At September 30, 2021, the Company had unfunded commitments of $186.5 million in connection with its purchased Rehabilitation loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(d) Residential Whole Loan Purchase Commitments

At September 30, 2021, the Company has agreed, subject to the completion of due diligence and customary closing conditions, to purchase residential whole loans held at fair value with an aggregate estimated purchase price of $163.0 million, with a corresponding liability recorded in Other Liabilities and included in Payable for unsettled residential whole loan purchases.

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

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2021 through September 30, 2021:

Declaration Date	Record Date	Payment Date	Dividend Per Share
August 26, 2021	September 8, 2021	September 30, 2021	$0.46875
May 24, 2021	June 7, 2021	June 30, 2021	$0.46875
February 19, 2021	March 5, 2021	March 31, 2021	$0.46875

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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

The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2021 through September 30, 2021:

Declaration Date	Record Date	Payment Date	Dividend Per Share
August 26, 2021	September 8, 2021	September 30, 2021	$0.40625
May 24, 2021	June 7, 2021	June 30, 2021	$0.40625
February 19, 2021	March 5, 2021	March 31, 2021	$0.40625

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2021 through September 30, 2021:

Declaration Date	Record Date	Payment Date	Dividend Per Share
September 15, 2021	September 30, 2021	October 29, 2021	$0.100	(1)
June 15, 2021	June 30, 2021	July 30, 2021	$0.100
March 12, 2021	March 31, 2021	April 30, 2021	$0.075

(1) At September 30, 2021, we had accrued dividends and dividend equivalents payable of $44.2 million related to the common stock dividend declared on June 15, 2021.

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On October 15, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 9.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At September 30, 2021, approximately 8.4 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and nine months ended September 30, 2021, the Company issued 114,730 and 312,318 shares of common stock through the DRSPP, raising net proceeds of approximately $537,136 and $1.3 million, respectively.  From the inception of the DRSPP in September 2003 through September 30, 2021, the Company issued 34,926,721 shares pursuant to the DRSPP, raising net proceeds of $288.9 million.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
offerings, as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange (“NYSE”) or sales made to or through a market maker other than an exchange. The sales agents are entitled to compensation of up to two percent of the gross sales price per share for any shares of common stock sold under the distribution agreement.

During the nine months ended September 30, 2021, the Company did not sell any shares of common stock through the ATM Program. At September 30, 2021, approximately $390.0 million remained outstanding for future offerings under this program.

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

The Company did not repurchase any shares of its common stock during the three months ended September 30, 2021. During the nine months ended September 30, 2021, the Company repurchased 11,606,229 shares of its common stock through the stock repurchase program at an average cost of $4.14 per share and a total cost of approximately $48.1 million, net of fees and commissions paid to the sales agent of approximately $116,000. As of September 30, 2021, the Company was permitted to purchase an additional $117.7 million of its common stock.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
(f) Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (3)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (3)	Total AOCI
Balance at beginning of period	$66,163	$—	$(1,588)	$64,575	$79,607	$—	$(2,314)	$77,293
OCI before reclassifications	(8,029)	—	209	(7,820)	(21,473)	—	935	(20,538)
Amounts reclassified from AOCI (1)	—	—	—	—	—	—	—	—
Net OCI during the period (2)	(8,029)	—	209	(7,820)	(21,473)	—	935	(20,538)
Balance at end of period	$58,134	$—	$(1,379)	$56,755	$58,134	$—	$(1,379)	$56,755

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

The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$—	$—	Net realized gain/(loss) on sales of securities and residential whole loans
Impairment recognized in earnings	—	—	Other, net
Total AFS Securities	$—	$—
Total reclassifications for period	$—	$—

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the three and nine months ended September 30, 2020:

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Details about AOCI Components	Amounts Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$(60)	$(389,127)	Net realized gain/(loss) on sales of securities and residential whole loans
Impairment recognized in earnings	—	(344,269)	Other, net
Total AFS Securities	$(60)	$(733,396)
Swaps designated as cash flow hedges:
Amortization of de-designated hedging instruments	7,176	72,802	Other, net
Total Swaps designated as cash flow hedges	7,176	72,802
Total reclassifications for period	$7,116	$(660,594)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

12.    EPS Calculation

The following table presents a reconciliation of the earnings/(loss) and shares used in calculating basic and diluted earnings/(loss) per share for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2021	2020	2021	2020
Basic Earnings/(Loss) per Share:
Net income/(loss) to common stockholders	$132,511	$87,210	$284,747	$(725,207)
Dividends declared on preferred stock	(8,218)	(8,219)	(24,656)	(21,578)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(435)	(325)	(915)	(91)
Net income/(loss) to common stockholders - basic	$123,858	$78,666	$259,176	$(746,876)
Basic weighted average common shares outstanding	440,889	453,323	444,481	453,170
Basic Earnings/(Loss) per Share	$0.28	$0.17	$0.58	$(1.65)

Diluted Earnings/(Loss) per Share:
Net income/(loss) to common stockholders - basic	$123,858	$78,666	$259,176	$(746,876)
Interest expense on Convertible Senior Notes	3,920	3,898	11,743	—
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	435	—	915	—
Net income/(loss) to common stockholders - diluted	$128,213	$82,564	$271,834	$(746,876)
Basic weighted average common shares outstanding	440,889	453,323	444,481	453,170
Effect of assumed conversion of Convertible Senior Notes to common shares	28,920	28,920	28,920	—
Unvested and vested restricted stock units	3,377	—	1,623	—
Effect of Warrants	—	11,297	—	—
Diluted weighted average common shares outstanding (1)	473,186	493,540	475,024	453,170
Diluted Earnings/(Loss) per Share	$0.27	$0.17	$0.57	$(1.65)

(1)At September 30, 2021, the Company had approximately 7.0 million equity instruments outstanding that were included in the calculation of diluted EPS for the three and nine months ended September 30, 2021.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $4.21. These equity instruments may continue to have a dilutive impact on future EPS.

During the three and nine months ended September 30, 2021, the Convertible Senior Notes were determined to be dilutive and were included in the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) is included in the denominator for the purpose of calculating diluted EPS. The Convertible Senior Notes may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 18.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At September 30, 2021, approximately 10.5 million shares of common stock remained available for grant in connection with stock-

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 10, 2030.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of September 30, 2021 are designated to be settled in shares of the Company’s common stock.  The Company granted 1,224,507 and 3,925,589 RSUs during the three and nine months ended September 30, 2021 and granted 497,507 and 1,702,220 RSUs during the three and nine months ended September 30, 2020, respectively. There were no RSUs forfeited during the nine months ended September 30, 2021 and 2020. All RSUs outstanding at September 30, 2021 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain time-based and performance-based RSU awards, as a grant of stock at the time such awards are settled.  At September 30, 2021 and December 31, 2020, the Company had unrecognized compensation expense of $14.6 million and $6.8 million, respectively, related to RSUs.  The unrecognized compensation expense at September 30, 2021 is expected to be recognized over a weighted average period of 2.0 years.

Restricted Stock

The Company did not grant any shares of restricted common stock during the nine months ended September 30, 2021 and the Company granted 79,545 shares of restricted common stock during the three and nine months ended September 30, 2020. At September 30, 2021, the Company did not have any unvested shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments associated with RSU awards of approximately $155,000 and $412,000 during the three and nine months ended September 30, 2021 and approximately $276,000 during the nine months ended September 30, 2020. In addition, no dividend equivalents rights awarded as separate instruments were granted during the nine months ended September 30, 2021 and 2020.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
RSUs	$2,306	$2,267	$6,738	$5,094
Total	$2,306	$2,267	$6,738	$5,094

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Non-employee directors	$43	$75	$488	$(1,483)
Total	$43	$75	$488	$(1,483)

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through September 30, 2021 and December 31, 2020 that had not been distributed and the Company’s associated liability for such deferrals at September 30, 2021 and December 31, 2020:

	September 30, 2021		December 31, 2020
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,564	$2,664	$2,197	$1,809
Total	$2,564	$2,664	$2,197	$1,809

(1)  Represents the cumulative amounts that were deferred by participants through September 30, 2021 and December 31, 2020, which had not been distributed through such respective date.

(c)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended September 30, 2021 and 2020, the Company recognized expenses for matching contributions of $219,000 and $120,000, respectively, and $469,000 and $360,000 for the nine months ended September 30, 2021 and 2020, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
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
SEPTEMBER 30, 2021

Other Residential Mortgage Securities (including short positions in TBA securities)

In determining the fair value of the Company’s other residential mortgage securities, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants.  Valuation of TBA securities positions are based on executed levels for positions entered into and subsequently rolled forward, as well as prices obtained from pricing services for outstanding positions at each reporting date. These valuations are assessed for reasonableness by considering market TBA levels observed via Bloomberg for the same coupon and term to maturity. In valuing Non-Agency MBS, the Company understands that pricing services use observable inputs that include, in addition to trading activity observed in the marketplace, loan delinquency data, credit enhancement levels and vintage, which are taken into account to assign pricing factors such as spread and prepayment assumptions.  The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of September 30, 2021 and December 31, 2020, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at September 30, 2021

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$—	$4,093,598	$4,093,598
Securities, at fair value	—	283,037	—	283,037
Total assets carried at fair value	$—	$283,037	$4,093,598	$4,376,635
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$690,583	$690,583
Agreements with mark-to-market collateral provisions	—	—	1,275,172	1,275,172
Securitized debt	—	530,829	—	530,829
Total liabilities carried at fair value	$—	$530,829	$1,965,755	$2,496,584

Fair Value at December 31, 2020

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$—	$1,216,902	$1,216,902
Securities, at fair value	—	399,999	—	399,999
Total assets carried at fair value	$—	$399,999	$1,216,902	$1,616,901
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$1,159,213	$1,159,213
Agreements with mark-to-market collateral provisions	—	213,915	1,124,162	1,338,077
Securitized debt	—	869,482	—	869,482
Total liabilities carried at fair value	$—	$1,083,397	$2,283,375	$3,366,772

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and nine months ended September 30, 2021 and 2020 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Balance at beginning of period	$2,003,580	$1,200,981	$1,216,902	$1,381,583
Purchases and originations	1,968,079	—	2,805,939	—
Draws	11,152	—	11,575	—
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	20,494	58,863	58,807	(13,683)
Repayments	(65,985)	(21,721)	(130,488)	(65,934)
Sales and repurchases	241	(929)	671	(19,460)
Transfer to REO	(6,978)	(7,530)	(32,823)	(52,842)
Balance at end of period	$3,930,583	$1,229,664	$3,930,583	$1,229,664

(1) Excluded from the table above are approximately $163.0 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of September 30, 2021.

The following table presents additional information for the three and nine months ended September 30, 2021 and 2020 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Balance at beginning of period	$795,341	$—	$1,159,213	$—
Issuances	—	2,036,597	—	2,036,597
Payment of principal	(104,549)	(312,638)	(467,695)	(312,638)
Changes in unrealized losses	(209)	3,448	(935)	3,448
Balance at end of period	$690,583	$1,727,407	$690,583	$1,727,407

The following table presents additional information for the three and nine months ended September 30, 2021 and 2020 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2021	2020	2021	2020
Balance at beginning of period	$858,066	$—	$1,124,162	$—
Issuances	597,761	1,386,592	989,407	1,386,592
Payment of principal	(180,655)	(156,032)	(838,397)	(156,032)
Changes in unrealized losses	—	1,174	—	1,174
Balance at end of period	$1,275,172	$1,231,734	$1,275,172	$1,231,734

At June 30, 2020, the Company’s financing agreements with non-mark-to-market collateral provisions and the Company’s financing agreements with mark-to-market collateral provisions had just been issued and were therefore classified as Level 2 since their values were based on market transactions. However, market information for similar financings was not available at September 30, 2021 and 2020, and the Company valued these financing instruments based on unobservable inputs.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of September 30, 2021 and December 31, 2020:

	September 30, 2021
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$774,666	Discounted cash flow	Discount rate	3.4%	2.5-11.5%
			Prepayment rate	12.2%	0.0-43.8%
			Default rate	4.0%	0.0-31.3%
			Loss severity	11.8%	0.0-100.0%

	$365,077	Liquidation model	Discount rate	8.1%	6.7-50.0%
			Annual change in home prices	9.3%	4.6-27.3%
			Liquidation timeline (in years)	1.7	0.1-4.8
			Current value of underlying properties (3)	$788	$10-$3,995
Total	$1,139,743

	December 31, 2020
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$789,576	Discounted cash flow	Discount rate	3.9%	3.3-8.0%
			Prepayment rate	5.4%	0.0-17.6%
			Default rate	4.1%	0.0-47.7%
			Loss severity	12.7%	0.0-100.0%

	$427,061	Liquidation model	Discount rate	8.1%	6.7-50.0%
			Annual change in home prices	3.6%	1.8-6.5%
			Liquidation timeline (in years)	1.8	0.8-4.8
			Current value of underlying properties (3)	$729	$12-$4,500
Total	$1,216,637

(1) Excludes approximately $1.1 million and $265,000 of loans for which management considers the purchase price continues to reflect the fair value of such loans at September 30, 2021 and December 31, 2020, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $432,000 and $380,000 as of September 30, 2021 and December 31, 2020, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

	September 30, 2021
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Performing Loans	$2,780,698	Discounted cash flow	Discount rate	3.3%	0.9-50.5%
			Prepayment rate	18.4%	0.0-50.1%
			Default rate	0.3%	0.0-21.8%
			Loss severity	8.9%	0.0-10.0%

	$9,814	Liquidation model	Discount rate	7.0%	7.0-7.0%
			Annual change in home prices	7.8%	0.0-12.4%
			Liquidation timeline (in years)	2.2	1.0-4.4
			Current value of underlying properties	$884	$50-$2,075
Total	$2,790,512

(1) Excludes approximately $162.2 million of loans for which management considers the purchase price continues to reflect the fair value of such loans at September 30, 2021.
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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2021 and December 31, 2020:

	September 30, 2021	September 30, 2021		December 31, 2020
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Residential whole loans	3	$7,081,462	$7,280,297	$5,325,401	$5,499,303
Securities, at fair value	2	283,037	283,037	399,999	399,999
Cash and cash equivalents	1	526,241	526,241	814,354	814,354
Restricted cash	1	55,507	55,507	7,165	7,165
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	847,949	848,367	1,159,213	1,159,213
Financing agreements with mark-to-market collateral provisions	3	2,259,188	2,259,332	1,124,162	1,124,162
Financing agreements with mark-to-market collateral provisions	2	171,804	171,804	213,915	213,915
Securitized debt (2)	2	2,045,729	2,053,714	1,514,509	1,519,567
Convertible senior notes	2	226,138	234,328	225,177	228,287
Senior notes (3)	1	—	—	100,000	100,031

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

(1)Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.
(2)Includes Securitized debt that is carried at amortized cost basis and fair value.
(3)On January 6, 2021, the Company redeemed all of its outstanding Senior Notes (see Note 6).

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the nine months ended September 30, 2021 and 2020, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $50.0 million and $74.9 million, respectively, at the time of foreclosure. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

In addition, on July 1, 2021, in connection with the Lima One transaction (see Note 16), the Company revalued its previously existing investments in Lima One and recorded a gain of $38.9 million. In connection with the Lima One transaction, all of Lima One’s assets and liabilities were recorded at their estimated fair value.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
Loan Securitization Transactions

The following table summarizes the key details of the Company’s loan securitization transactions currently outstanding as of September 30, 2021 and December 31, 2020:

(Dollars in Thousands)	September 30, 2021		December 31, 2020
Aggregate unpaid principal balance of residential whole loans sold	$3,047,295		$2,232,561
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$2,788,383		$1,862,068
Outstanding amount of Senior Bonds, at carrying value	$1,514,900	(1)	$645,027	(1)
Outstanding amount of Senior Bonds, at fair value	$530,829		$869,482
Outstanding amount of Senior Bonds, total	$2,045,729		$1,514,509
Weighted average fixed rate for Senior Bonds issued	1.55%	(2)	2.11%	(2)
Weighted average contractual maturity of Senior Bonds	41 years	(2)	41 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$227,167		$268,548
Cash received	$2,788,354		$1,853,408
(1)Net of $7.7 million and $3.2 million of deferred financing costs at September 30, 2021 and December 31, 2020, respectively.
(2)At September 30, 2021 and December 31, 2020, $387.6 million and $568.7 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100 or 300 basis points or more at 36 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three and nine months ended September 30, 2021, the Company issued Senior Bonds with a current face of $277.3 million and $1.5 billion to third-party investors for proceeds of $277.3 million and $1.5 billion, respectively, before offering costs and accrued interest. The Senior Bonds issued by the Company during the three months ended September 30, 2021 are included in “Financing agreements, at carrying value” (at carrying value) on the Company’s consolidated balance sheets (see Note 6).

As of September 30, 2021 and December 31, 2020, as a result of the transactions described above, securitized loans of approximately $2.3 billion and $1.8 billion are included in “Residential whole loans” and REO with a carrying value of approximately $36.1 million and $49.5 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of September 30, 2021 and December 31, 2020, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $2.0 billion and $1.5 billion, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Other liabilities on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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
SEPTEMBER 30, 2021

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of September 30, 2021 and December 31, 2020 are a total of $7.1 billion and $5.3 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
16. Acquisition of Lima One Holdings, LLC

On July 1, 2021, the Company completed the acquisition from affiliates of Magnetar Capital of their ownership interests in Lima One Holdings, LLC, the parent company of Lima One Capital, LLC (collectively, “Lima One”), a leading originator and servicer of business purpose loans. In connection with this transaction, the Company also acquired from certain members of management of Lima One their ownership interests in Lima One Holdings, LLC. With the completion of these transactions (collectively, “the transaction”), the Company acquired the remaining approximately 57% of the common equity interests of Lima One that it did not previously own, for cash consideration of $57.3 million and $4.7 million of restricted stock unit awards issued to certain members of the Lima One management team. As a result of these transactions, the Company gained control of 100% of the ownership interests in Lima One and was required to consolidate its financial results from that date.

The transaction is accounted for under the purchase method of accounting. Under purchase accounting, the purchase consideration to acquire Lima One is defined as the cash paid to acquire the approximately 57% of the common equity interests not previously owned and the estimated fair value of the previously owned approximately 43% common equity interest. Further, under purchase accounting, the Company was required to revalue the previously owned common equity interest to fair value. At the time of the revaluation, the previously owned common equity interest had a carrying value of $5.6 million (net of a $21.0 million impairment charge that was recorded in the first quarter of 2020). Consequently, the revaluation resulted in the Company recording a gain of $38.9 million that is presented in Other income in the Company’s consolidated statement of operations for the three and nine months ended September 30, 2021. Accordingly, under the purchase method of accounting the purchase consideration allocated was $101.7 million. The restricted stock awards issued are not included in the purchase consideration as it was determined that they should be accounted for as compensation expense for post-combination services.

Additionally, concurrent with the closing of the transaction, the Company injected additional capital that facilitated the repayment by Lima One of $47.4 million of outstanding preferred equity interests, of which $22.0 million were held by the Company prior to closing. As the Company had previously recorded an impairment write-down on its investment in Lima One’s preferred equity that was repaid in connection with the transaction, the Company recorded a gain of $5.0 million to reflect the reversal of this impairment charge. This gain was recorded in Other Income in the consolidated statements of operations for the three and nine months ended September 30, 2021. Further, the Company paid a total of $57,000 and $378,000 of acquisition related expenses, which were recorded in Operating and Other Expenses in the consolidated statements of operations for the three and nine months ended September 30, 2021, respectively.

The Company performed an allocation of the purchase consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on their estimated fair values using the information available at the acquisition date. The excess of the purchase consideration over the net assets acquired of $61.6 million was allocated to goodwill. The goodwill is attributed to further access and expansion into business purpose loan markets as well as access to an experienced management team and workforce that are expected to continue to provide services to the business. In addition, the Company identified and recorded finite-lived intangible assets totaling $28.0 million.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
The purchase price allocations are summarized in the table below:

Purchase Price Allocation
(In Thousands)
Acquisition Date	July 1, 2021

Purchase Price:
Cash	$57,255
Equity method investment at fair value	44,465
Total consideration	$101,720

Allocated to:

Business purpose residential loans, at fair value	$170,220
Cash and cash equivalents	16,531
Restricted cash	91,394
Other assets	36,864
Goodwill	61,615
Intangible assets	28,000
Total assets acquired	$404,624

Short term debt, net	$(170,908)
Accrued expenses and other liabilities	(84,620)
Total liabilities assumed	$(255,528)
Preferred equity repaid at closing	(47,376)
Total net assets acquired	$101,720

The amortization period for each of the finite lived intangible assets and the activity for the three months ended September 31, 2021 is summarized in the table below:

(Dollars in Thousands)	Acquisition Date July 1, 2021	Amortization Three Months Ended September 30, 2021	Carrying Value at September 30, 2021	Amortization Period (Years) (1)
Trademarks / Trade Names	$4,000	$(100)	$3,900	10
Customer Relationships	16,000	(2,000)	14,000	4
Internally Developed Software	4,000	(200)	3,800	5
Non-Compete Agreements	4,000	(1,000)	3,000	1
Total Identified Intangibles	$28,000	$(3,300)	$24,700

(1) Amortization is calculated on a straight-line basis over the amortization period, except for Customer Relationships, where amortization is calculated based on expected levels of customer attrition.

No pro-forma financial information showing the impact of the transaction as if it had occurred on January 1, 2020 is being presented as such pro-forma information would not be materially different from the Company’s previously reported net revenues or net income and would not be indicative of its future consolidated results of operations.

Based on the transactions recorded on Lima One’s stand-alone financial statements since closing of the transaction, Lima One contributed approximately $24.1 million of net interest income and other revenue and $13.7 million of net income to the Company’s consolidated statements of operations for the three and nine months ended September 30, 2021. The Company continues to implement plans to optimize the financing and capital needed to support Lima One’s business activities. Execution of these plans may impact, among other things, the amount and timing of recording transactions on subsidiary entities within the MFA group, the amount of capital allocated to Lima One and the revenues and expenses generated by Lima One in the future. Consequently, the results recorded on Lima One’s stand-alone financial statements in future periods may differ materially from the current period.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021
17. Subsequent Events

Securitization of Agency Eligible Investor Loans

Subsequent to the third quarter, the Company completed its first securitization of $312.3 million of Agency eligible investor loans.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Statements regarding the following subjects, among others, may be forward-looking: risks related to the COVID-19 pandemic, including its effects on the general economy and our business, financial position and results of operations (including, among other potential effects, increased delinquencies and greater than expected losses in our whole loan portfolio); changes in interest rates and the market (i.e., fair) value of our residential whole loans, MBS and other assets; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in our portfolio and could require us to reinvest the proceeds received by us as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans in our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on residential whole loans and the extent of prepayments, realized losses and changes in the composition of our residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; targeted or expected returns on our investments in recently-originated loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing cost associated with such investments; risks associated with our investments in MSR-related assets, including servicing, regulatory and economic risks, risks associated with our investments in loan originators, risks associated with investing in real estate assets, including changes in business conditions and the general economy and risks associated with the integration and ongoing operation of Lima One Holdings, LLC (including, without limitation, unanticipated expenditures relating to or liabilities arising from the transaction and/or the inability to obtain, or delays in obtaining, expected benefits (including expected growth in loan origination volumes) from the transaction).  These and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC, could cause our actual results to differ materially from those projected in any forward-looking statements we make.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At September 30, 2021, we had total assets of approximately $8.5 billion, of which $7.1 billion, or 83%, represented residential whole loans acquired through interests in certain trusts established to acquire the loans or originated by Lima One and not sold to third parties. Our Purchased Performing Loans, which as of September 30, 2021 comprised approximately 76% of our residential whole loans, include: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), (iv) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans), and (v) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (or Agency eligible investor loans). In addition, at September 30, 2021, we had approximately $283.0 million in investments in Securities, at fair value, which represented approximately 3% of our total assets.  At such date, our Securities, at fair value included MSR-related assets and CRT securities. Our MSR-related assets include term notes whose cash flows are considered to be largely dependent on MSR collateral and loan participations to provide financing to mortgage originators that own MSRs. Our remaining investment-related assets, which represent approximately 4% of our total assets at September 30, 2021, were primarily comprised of REO, capital contributions made to loan origination partners and MBS and loan-related receivables.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR reflects the conditional repayment rate (or CRR), which measures voluntary prepayments of a loan, and the conditional default rate (or CDR), which measures involuntary prepayments resulting from defaults. CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended September 30, 2021, the average CPR on our Non-QM loan portfolio was 39%. For the three months ended September 30, 2021, the average CPR on our Single-family rental loan portfolio was 31%.

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

Recent Market Conditions and Our Strategy

Third quarter 2021 Portfolio Activity and impact on financial results:

At September 30, 2021, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value was approximately $7.5 billion compared to $6.1 billion at June 30, 2021.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended September 30, 2021:

(In Millions)	June 30, 2021	Runoff (1)	Acquisitions	Other (2)	September 30, 2021	Change
Residential whole loans and REO	$5,756	$(544)	$2,001	$47	$7,260	$1,504
Securities, at fair value	303	(20)	—	—	283	(20)
Totals	$6,059	$(564)	$2,001	$47	$7,543	$1,484

(1)    Primarily includes principal repayments and sales of REO.
(2)    Primarily includes changes in fair value, draws on previously originated Rehabilitation loans, and changes in the allowance for credit losses.

At September 30, 2021, our total recorded investment in residential whole loans and REO was $7.3 billion, or 96.2% of our residential mortgage asset portfolio. Of this amount, $5.4 billion are Purchased Performing Loans, $551.2 million are Purchased Credit Deteriorated Loans and $1.1 billion are Purchased Non-performing Loans. Loan acquisition activity of $2.0 billion included $694.5 million of Non-QM loans and $485.1 million of business purpose loans. In addition, we purchased $820.2 million of Agency eligible investor loans during the three months ended September 30, 2021. For the three months ended September 30, 2021, we recognized approximately $79.6 million of income on Residential whole loans in Interest Income on our consolidated statements of operations, representing an effective yield of 5.52%, with Purchased Performing Loans generating an effective yield of 4.56%, Purchased Credit Deteriorated Loans generating an effective yield of 7.08% and Purchased Non-performing Loans generating an effective yield of 8.81%. In addition, all of our Purchased Non-performing Loans and certain of our Purchased Performing Loans are measured at fair value as a result of the election of the fair value option at acquisition. Included in earnings in Other income, net are net gains on these loans of $21.8 million for the three months ended September 30, 2021. At September 30, 2021 and June 30, 2021, we had REO with an aggregate carrying value of $178.8 million and $204.8 million, respectively, which is included in Other assets on our consolidated balance sheets.

In response to the financial impact of COVID-19 on borrowers, and in compliance with various federal and state guidelines, starting in the first quarter of 2020, we offered short-term relief to certain borrowers who were contractually current at the time the pandemic started to impact the economy. Under the terms of such plans, for certain borrowers a deferral plan was entered into where missed payments were deferred to the maturity of the related loan, with a corresponding change to the loan’s next payment due date. In addition, certain borrowers were granted up to a seven-month “zero pay” forbearance with payments required to resume at the conclusion of the plan. For these borrowers, delinquent payments were permitted to be placed on specified repayment plans. While the majority of the borrowers granted relief have resumed making payments at the conclusion of such deferral and forbearance periods, certain borrowers, particularly in our Non-QM loan portfolio, continue to be impacted financially by COVID-19 and have not yet resumed payments. When these borrowers became more than 90 days delinquent on payments, any interest income receivable related to the associated loans was reversed in accordance with our non-accrual policies. At September 30, 2021, Non-QM loans with an unpaid principal balance of $126.5 million, or 4.6% of the portfolio, were more than 90 days delinquent. For these and other borrowers that have been impacted by the COVID-19, we are continuing to evaluate loss mitigation options with respect to these loans, including forbearance, repayment plans, loan modification and foreclosure. In addition, at September 30, 2021, Rehabilitation Loans to fix and flip borrowers with an unpaid principal balance of $103.7 million, or 21.0% of the portfolio, were more than 90 days delinquent. Because rehabilitation loans are shorter term and repayment is usually dependent on completion of the rehabilitation project and sale of the property, the strategy to resolve delinquent rehabilitation loans differs from owner occupied loans. Consequently, forbearance and repayment plans are offered less frequently. However, we seek to work with delinquent fix and flip borrowers whose projects are close to completion or are listed for sale in order to provide the borrower the opportunity to sell the property and repay our loan. In circumstances where the borrower is not able to complete the project or we are not able to work with the borrower to our mutual benefit, we pursue foreclosure or other forms of resolution.

At September 30, 2021, our Securities, at fair value totaled $283.0 million and included $177.5 million of MSR-related assets and $105.5 million of CRT securities. The net yield on our Securities, at fair value was 18.78% for the third quarter of 2021, compared to 9.80% for the third quarter 2020. The increase in the net yield on our Securities, at fair value portfolio primarily reflects accretion income of approximately $4.0 million recognized in the current year quarter due to the redemption at par of an MSR-related asset that had been held at an amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020.

We adopted the new accounting standard addressing the measurement of credit losses on financial instruments (CECL) on January 1, 2020. CECL requires that reserves for credit losses be estimated at the reporting date based on expected cash flows for the life of the loan or financial asset, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions. For the third quarter of 2021, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $9.7 million. The reversal for the period primarily reflects run-off of loans held at carrying value and adjustments to certain macro-economic and loan prepayment speed assumptions used in our credit loss forecasts. The total allowance for credit losses recorded on residential whole loans held at carrying value at September 30, 2021 was $44.1 million. In addition, as of September 30, 2021, CECL reserves for credit losses totaling approximately $355,000 were recorded related to undrawn commitments on loans held at carrying value.

During the third quarter of 2021, we continued to execute on our strategy of entering into more durable forms of financing by completing a securitization consisting of $289.3 million of Non-QM loans, with a weighted average coupon of bonds sold of 1.23%, lowering the funding rate of the underlying assets by more than 100 basis points. Subsequent to the end of the third quarter, we also completed our first securitization of $312.3 million of Agency eligible investor loans.

Our GAAP book value per common share was $4.82 as of September 30, 2021. Book value per common share increased from $4.65 as of June 30, 2021. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains on our residential whole loans held at carrying value, was $5.27 as of September 30, 2021, an increase from $5.12 as of June 30, 2021. Increases in GAAP and Economic book value during the third quarter of 2021 reflect GAAP earnings in excess of dividends declared. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to page 84 under the heading “Economic Book Value.”

Completion of Acquisition Lima One Holdings LLC:

On July 1, 2021, we completed the previously announced acquisition from affiliates of Magnetar Capital of their ownership interests in Lima One. In connection with this transaction, we also acquired from certain members of Lima One management their ownership interests in the company. The financial results of Lima One are included in our consolidated financial results from the date of the transaction closing.

Information About Our Assets

The table below presents certain information about our asset allocation at September 30, 2021:

ASSET ALLOCATION

(Dollars in Millions)	Purchased Performing Loans (1)		Purchased Credit Deteriorated Loans (2)		Purchased Non-Performing Loans		Securities, at fair value		Real Estate Owned		Other, net (3)	Total
Fair Value/Carrying Value	$5,389		$551		$1,141		$283		$179		$772	$8,315
Payable for Unsettled Purchases	(163)		—		—		—		—		—	(163)
Financing Agreements with non-mark-to-market collateral provisions	(486)		(130)		(223)		—		(9)		—	(848)
Financing Agreements with mark-to-market collateral provisions	(2,006)		(102)		(139)		(172)		(12)		—	(2,431)
Less Securitized Debt	(1,446)		(209)		(368)		—		(23)		—	(2,046)
Less Convertible Senior Notes	—		—		—		—		—		(226)	(226)
Net Equity Allocated	$1,288		$110		$411		$111		$135		$546	$2,601
Debt/Net Equity Ratio (4)	3.2	x	4.0	x	1.8	x	1.5	x	0.3	x		2.2	x

(1)Includes $2.8 billion of Non-QM loans, $587.5 million of Rehabilitation loans, $739.4 million of Single-family rental loans, $110.1 million of Seasoned performing loans, and $1.1 billion of Agency eligible investor loans. At September 30, 2021, the total fair value of these loans is estimated to be approximately $5.5 billion.
(2)At September 30, 2021, the total fair value of these loans is estimated to be approximately $661.9 million.
(3)Includes $526.2 million of cash and cash equivalents, $55.5 million of restricted cash, and $53.5 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(4)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements noted above as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at September 30, 2021. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Purchased Performing Loans (1)(2)	Purchased Credit Deteriorated Loans (3)	Purchased Non-Performing Loans
Amount due:
Within one year	$430,690	$1,171	$4,175
After one year:
Over one to five years	191,799	2,561	3,169
Over five years	4,623,993	571,498	1,133,493
Total due after one year	$4,815,792	$574,059	$1,136,662
Total residential whole loans	$5,246,482	$575,230	$1,140,837

(1)Excludes an allowance for credit losses of $20.1 million at September 30, 2021.
(2)Excluded from the table above are approximately $163.0 million of Purchased Performing Loans for which the closing of the purchase transaction had not occurred as of September 30, 2021.
(3)Excludes an allowance for credit losses of $24.0 million at September 30, 2021.

The following table presents, at September 30, 2021, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)(3)	Purchased Credit Deteriorated Loans (1)(4)	Purchased Non-Performing Loans (1)
Interest rates:
Fixed	$3,047,193	$447,681	$868,473
Adjustable	1,768,599	126,378	268,189
Total	$4,815,792	$574,059	$1,136,662

(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of September 30, 2021.
(2)Excludes an allowance for credit losses of $20.1 million at September 30, 2021.
(3)Excluded from the table above are approximately $163.0 million of Purchased Performing Loans for which the closing of the purchase transaction had not occurred as of September 30, 2021.
(4)Excludes an allowance for credit losses of $24.0 million at September 30, 2021.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at September 30, 2021 and December 31, 2020:

(Dollars in Thousands)	September 30, 2021	December 31, 2020
MSR-Related Assets
Face/Par	$178,653	$249,769
Fair Value	177,549	238,999
Amortized Cost	135,062	184,908
Weighted average yield	12.59%	12.30%
Weighted average time to maturity	6.1 years	8.7 years

CRT Securities
Face/Par	$102,307	$104,031
Fair Value	105,488	104,234
Amortized Cost	87,643	86,214
Weighted average yield	10.27%	7.37%
Weighted average time to maturity	18.9 years	19.7 years

RPL/NPL MBS
Face/Par	$—	$54,998
Fair Value	—	53,946
Amortized Cost	—	46,862
Weighted average yield	—%	7.55%
Weighted average time to maturity	N/A	28.7 years

Tax Considerations

Current period estimated taxable income

We estimate that for the nine months ended September 30, 2021, our taxable income was approximately $60.4 million. We have until the filing of our 2021 tax return (due not later than October 17, 2022) to declare the distribution of any 2021 REIT taxable income not previously distributed.

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

On October 27, 2021, FHFA announced that it is seeking comment on a proposed rule making that would introduce additional public disclosure requirements for the Enterprise Regulatory Capital Framework (or ERCF) for Fannie Mae and Freddie Mac. As proposed, the rule would implement quarterly quantitative and qualitative disclosure requirements for Fannie Mae and Freddie Mac related to regulatory capital instruments, risk-weighted assets calculated under the ERCF’s standardized approach, and risk management policies and procedures. This notice of proposed rule making suggests the potential for enhanced regulation and reporting obligations in the mortgage and securitization industries, which in turn may further increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

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

On September 1, 2020, the Centers for Disease Control and Prevention (or CDC) issued an order effective September 4, 2020 through December 31, 2020 temporarily halting residential evictions to prevent the further spread of COVID-19. The Second Stimulus extended the order to January 31, 2021 and, on January 20, 2021, President Joseph Biden signed an executive order that, among other things, further extended the temporary eviction moratorium promulgated by the CDC through March 31, 2021. The CDC order was further extended through July 31, 2021, and on August 3, 2021, it was further extended through October 3, 2021, to those U.S. counties experiencing substantial and high spread of the COVID-19 as of such date (which includes a significant majority of the counties in the United States). However, on August 26, 2021, the U.S. Supreme Court declared the order unconstitutional, and so it is no longer in effect. The Court’s ruling does not affect or preclude state and local jurisdictions from issuing orders stopping or limiting evictions and foreclosures in an effort to lessen the financial burden created by COVID-19 in their jurisdictions. Any such limitations could adversely impact the cash flow on mortgage loans.

On July 30, 2021, FHFA announced that Fannie Mae and Freddie Mac are extending the moratorium on single-family real estate owned (REO) evictions until September 30, 2021. The Biden Administration may pass additional stimulus bills, foreclosure relief measures and may reinstate foreclosure and eviction moratoriums that may continue to adversely impact the cash flow on mortgage loans.

On June 28, 2021, the CFPB Issued a Final Rule amending Regulation X under the Real Estate Settlement Procedures Act to provide additional foreclosure protections to borrowers. The Final Rule became effective August 31, 2021 and applies to mortgage loans secured by real property that is a borrower’s principal residence. Among other things, the servicing rule bars new foreclosure filings until after December 31 2021, unless certain criteria are met or an exception applies; requires servicers to engage in early intervention efforts for certain borrowers; permits certain streamlined loan modification options for borrowers with COVID-19-related hardships and imposes specific requirements for servicers of borrowers currently in short-term payment forbearance programs that were offered based on incomplete loss mitigation applications. These mortgage servicing rules and any similar regulations passed by CFPB in the future could adversely impact the cash flow on mortgage loans.

Results of Operations

Quarter Ended September 30, 2021 Compared to the Quarter Ended September 30, 2020

General

For the third quarter of 2021, we had a net income available to our common stock and participating securities of $124.3 million, or $0.28 per basic common share and $0.27 per diluted common share, compared to $79.0 million, or $0.17 per basic and diluted common share, for the third quarter of 2020. This increase in net income available to common stock and participating securities primarily reflects higher net interest income from our investments and higher Other income, which includes $38.9 million of gains recorded in connection with Lima One purchase accounting and a gain of $10.0 million from the reversal of prior period impairments, partially offset by a lower reversal of provision for credit losses on residential whole loans and higher operating and other expenses due to the consolidation of Lima One. Following the unprecedented disruption in residential mortgage markets due to concerns related to the COVID-19 pandemic that was experienced late in first quarter and into the second quarter of 2020, management focused on taking actions to bolster and stabilize our balance sheet including significant sales of assets to improve our liquidity position and renegotiated the financing associated with our remaining investments. The combination of the impact of assets sales as well as higher interest expense incurred related to these new financing transactions that we entered into late in the second quarter of 2020, impacted our results for the third quarter of 2020, including lower net interest income from our investment portfolio. In addition, the results for the third quarter of 2020 included significant gains on our residential whole loans measured at fair value through earnings and a reversal of a portion of our provision for credit losses on residential whole loans held at carrying value as estimated cash flows for our residential loan portfolio were updated consistent with revised economic forecasts as the U.S economy started recovering from the impact of the COVID-19 pandemic.

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

For the third quarter of 2021, our net interest spread and margin were 2.98% and 3.70%, respectively, compared to a net interest spread and margin of 0.27% and 1.59%, respectively, for the third quarter of 2020. Our net interest income increased by $35.1 million, or 131.8%, to $61.8 million for the third quarter of 2021 compared to net interest income of $26.7 million for the third quarter of 2020. For the third quarter of 2021, net interest income includes higher net interest income from our residential whole loan portfolio of approximately $18.7 million compared to the third quarter of 2020, primarily due to a decrease in our average collateralized financing agreement borrowings, lower financing rates and higher yields earned on our residential whole loans portfolio. Net interest income also includes higher net interest income from our Securities, at fair value portfolio for the third quarter of 2021 of approximately $3.4 million compared to the third quarter of 2020, primarily due to the redemption at par of an MSR-related asset and lower financing costs. Further, interest expense for the third quarter of 2020 included $13.8 million related to the senior secured credit agreement we entered into during the second quarter of 2020 and $2.0 million related to Senior Notes that were redeemed in the first quarter of 2021.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended September 30, 2021 and 2020. Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown. The yields and costs include premium amortization and purchase discount accretion, which are considered adjustments to interest rates.

	Three Months Ended September 30, 2021
	2021			2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Residential whole loans	$5,773,391	$79,602	5.52%	$5,804,225	$70,948	4.89%
Securities, at fair value (1)(2)	226,420	10,629	18.78	349,866	8,570	9.80
Cash and cash equivalents	734,893	126	0.07	754,493	100	0.05
Other interest-earning assets	24,385	524	8.60	123,073	3,017	9.81
Total interest-earning assets	6,759,089	90,881	5.38	7,031,657	82,635	4.70
Total non-interest-earning assets	732,064			545,019
Total assets	$7,491,153			$7,576,676

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Collateralized financing agreements (3)(4)	$2,515,426	$16,085	2.50%	$3,511,403	$30,681	3.42%
Securitized debt (5)	2,004,152	9,050	1.77	607,893	5,566	3.58
Convertible Senior Notes and other	225,923	3,930	6.94	224,666	3,898	6.94
Senior Notes	—	—	—	96,891	2,012	8.31
Senior secured credit agreement	—	—	—	499,796	13,807	11.00
Total interest-bearing liabilities	4,745,501	29,065	2.40	4,940,649	55,964	4.43
Total non-interest-bearing liabilities	157,602			118,145
Total liabilities	4,903,103			5,058,794
Stockholders’ equity	2,588,050			2,517,882
Total liabilities and stockholders’ equity	$7,491,153			$7,576,676

Net interest income/net interest rate spread (6)		$61,816	2.98%		$26,671	0.27%
Net interest-earning assets/net interest margin (7)	$2,013,588		3.70%	$2,091,008		1.59%

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
(2)The net yield of 18.78% includes $4.0 million of accretion recognized on the redemption at par of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020. Excluding this accretion, the yield reported would have been 11.63%.
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
(5)Includes both Securitized debt, at carrying value, and Securitized debt, at fair value.
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

	Three Months Ended September 30, 2021
	Compared to
	Three Months Ended September 30, 2020
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$(381)	$9,035	$8,654
Securities, at fair value	(3,795)	5,854	2,059
Cash and cash equivalents	(3)	29	26
Other interest-earning assets	(2,161)	(332)	(2,493)
Total net change in income from interest-earning assets	$(6,340)	$14,586	$8,246

Interest-bearing liabilities:
Residential whole loan financing agreements	$(7,064)	$(6,329)	$(13,393)
Securities, at fair value repurchase agreements	(424)	(924)	(1,348)
REO financing agreements	70	70	140
Other repurchase agreements	5	—	5
Securitized debt	7,465	(3,981)	3,484
Convertible Senior Notes and Senior Notes	(1,666)	(314)	(1,980)
Senior secured credit agreement	(6,903)	(6,904)	(13,807)
Total net change in expense from interest-bearing liabilities	$(8,517)	$(18,382)	$(26,899)
Net change in net interest income	$2,177	$32,968	$35,145

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
September 30, 2021	2.98%	3.70%
June 30, 2021	3.02	3.86
March 31, 2021	2.31	3.29
December 31, 2020	1.23	2.41
September 30, 2020	0.27	1.59

(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans, for the quarterly periods presented:

	Quarter Ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020

Purchased Performing Loans
Net Yield (1)	4.56%	4.45%	4.41%	4.57%	4.58%
Cost of Funding (2)	2.14%	2.09%	2.46%	2.77%	3.42%
Net Interest Spread (3)	2.42%	2.36%	1.95%	1.80%	1.16%

Purchased Credit Deteriorated Loans
Net Yield (1)	7.08%	7.17%	5.00%	5.16%	4.89%
Cost of Funding (2)	2.18%	2.39%	2.86%	3.02%	3.22%
Net Interest Spread (3)	4.90%	4.78%	2.14%	2.14%	1.67%

Purchased Non-Performing Loans
Net Yield (1)	8.81%	7.98%	7.13%	7.06%	5.99%
Cost of Funding (2)	2.43%	2.71%	3.41%	3.57%	3.78%
Net Interest Spread (3)	6.38%	5.27%	3.72%	3.49%	2.21%

Total Residential Whole Loans
Net Yield (1)	5.52%	5.48%	5.03%	5.13%	4.89%
Cost of Funding (2)	2.20%	2.25%	2.70%	2.97%	3.47%
Net Interest Spread (3)	3.32%	3.23%	2.33%	2.16%	1.42%

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

The following table presents the components of the net interest spread earned on our residential mortgage securities and MSR-related assets for the quarterly periods presented:

	Securities, at fair value
Quarter Ended	Net Yield (1)(2)	Cost of Funding (3)	Net Interest Rate Spread (4)
September 30, 2021	18.78%	1.61%	17.17%
June 30, 2021	24.57	1.81	22.76
March 31, 2021	22.25	2.02	20.23
December 31, 2020	10.15	2.69	7.46
September 30, 2020	9.80	3.49	6.31

(1)Reflects annualized interest income divided by average amortized cost. Impairment charges recorded on MSR-related assets resulted in a lower amortized cost basis which impacted the calculation of net yields in subsequent periods.
(2)For the quarter ended September 30, 2021, the net yield of 18.78% includes $4.0 million of accretion income recognized on the redemption at par of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge during the first quarter of 2020. Excluding this accretion, the yield reported would have been 11.63%. For the quarter ended June 30, 2021, the net yield of 24.57% includes $8.4 million of accretion income recognized on the redemption at par of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020. Excluding this accretion, the yield reported would have been 11.13%. For the quarter ended March 31, 2021, the net yield of 22.25% includes $8.1 million of accretion income recognized on the redemption of an RPL/NPL MBS security that was previously purchased at a discount. Excluding this accretion, the yield reported would have been 11.26%.
(3)Reflects annualized interest expense divided by average balance of repurchase agreements. During the quarter ended September 30, 2020, we transferred from AOCI to earnings approximately $7.2 million of losses on Swaps that had been previously designated as hedges for accounting purposes as we had assessed that the underlying transactions were no longer probable of occurring.
(4)Reflects the difference between the net yield on average Securities, at fair value, and average cost of funds on Securities, at fair value.

Interest Income

Interest income on our Residential whole loans increased by $8.7 million, or 12.2%, for the third quarter of 2021, to $79.6 million compared to $70.9 million for the third quarter of 2020. This increase primarily reflects an increase in the yield to 5.52% for the third quarter of 2021 from 4.89% for the third quarter of 2020, partially offset by a $30.8 million decrease in the average balance of this portfolio to $5.8 billion for the third quarter of 2021.

Interest income on our Securities, at fair value portfolio increased $2.1 million to $10.6 million for the third quarter of 2021 from $8.6 million for the third quarter of 2020. This increase primarily reflects an increase in the net yield on our Securities, at fair value to 18.78% for the third quarter of 2021, compared to 9.80% for the third quarter of 2020. The increase in the net yield on our Securities, at fair value portfolio primarily reflects accretion income of approximately $4.0 million recognized in the current quarter due to the redemption of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020.

Interest Expense

Our interest expense for the third quarter of 2021 decreased by $26.9 million, or 48.1%, to $29.1 million, from $56.0 million for the third quarter of 2020. This decrease primarily reflects a decrease in our average collateralized financing agreement borrowings to finance our residential mortgage asset portfolio and a decrease in financing rates on our financing agreements. In addition, in the prior year period we incurred interest expense of approximately $13.8 million related to the senior secured credit agreement we entered into during the second quarter of 2020. Further, the third quarter of 2020 included $2.0 million of interest expense related to our Senior Notes, which were redeemed in the first quarter of 2021. The effective interest rate paid on our borrowings decreased to 2.40% for the third quarter of 2021, from 4.43% for the third quarter of 2020.

Provision for Credit and Valuation Losses on Residential Whole Loans Held at Carrying Value and Other Financial Instruments

For the third quarter of 2021, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value and other financial instruments of $9.7 million (which includes a reversal of provision for credit losses on undrawn commitments of $157,000) compared to a provision of $27.2 million for the third quarter of 2020. The reversal for the period primarily reflects run-off of loans held at carrying value and adjustments to certain macro-economic and loan prepayment speed assumptions used in our credit loss forecasts. With respect to our residential whole loans held at carrying value and other financial instruments, CECL requires that reserves for credit losses are estimated at the reporting date based on expected cash flows over the life of the loan or financial instrument, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions.

Other Income/(Loss), net

For the third quarter of 2021, Other Income, net increased by $33.9 million to $94.4 million, compared to $60.6 million for the third quarter of 2020.  The components of Other Income/(Loss), net for the third quarter of 2021 and 2020 are summarized in the table below:

	Quarter Ended September 30,
(In Thousands)	2021	2020
Net gain/(loss) on residential whole loans measured at fair value through earnings	$21,815	$60,316
Gain on investment in Lima One common equity (Note 16)	38,933	—
Impairment and other gains and losses on securities available-for-sale and other assets	10,000	(221)
Lima One - origination, servicing and other fee income	9,643	—
Net gain/(loss) on real estate owned	6,829	4,503
Net realized gain/(loss) on sales of securities and residential whole loans	—	48
Loss on terminated swaps previously designated as hedges for accounting purposes	—	(7,177)
Liquidations gains on Residential Whole Loans and other loan related income	987	1,273
Net unrealized gain/(loss) on securities, at fair value measured at fair value through earnings	494	91
Other	5,745	1,722
Total Other Income, net	$94,446	$60,555

Operating and Other Expense

For the third quarter of 2021, we had compensation and benefits and other general and administrative expenses of $24.9 million, compared to $18.3 million for the third quarter of 2020. Compensation and benefits expense increased by approximately $4.6 million to $16.2 million for the third quarter of 2021, compared to $11.7 million for the third quarter of 2020, primarily reflecting the impact of including Lima One compensation expense in our financial results. The prior year period included a provision for estimated severance costs in connection with a reduction in workforce that occurred in the third quarter of 2020. Our other general and administrative expenses increased by $2.0 million to $8.7 million for the quarter ended September 30, 2021, compared to $6.6 million for the third quarter of 2020, primarily reflecting the impact of including Lima One expenses in our financial results. The prior year period includes Directors compensation costs related to the annual grant of equity awards to non-employee Directors. The current year period did not include such costs as these awards were made in the second quarter of 2021.

Operating and Other Expense for the third quarter of 2021 also includes $5.3 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses decreased compared to the prior year period by approximately $3.7 million, or 41.2%, primarily due to lower costs related to loan securitization activities and lower servicing fees and non-recoverable advances on our residential whole loan and REO portfolios.

In addition, Operating and Other expenses for the third quarter of 2021 also includes $3.3 million of amortization related to intangible assets recognized as part of the purchase accounting for the Lima One acquisition.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)	Economic Book Value per Share of Common Stock (7)
September 30, 2021	6.64%	20.48%	34.55%	0.36	2.2	$4.82	$5.27
June 30, 2021	3.46	10.57	37.28	0.77	1.8	4.65	5.12
March 31, 2021	4.55	13.54	37.21	0.44	1.6	4.63	5.09
December 31, 2020	2.12	7.24	35.72	0.94	1.7	4.54	4.92
September 30, 2020	4.17	13.85	33.23	0.29	1.9	4.61	4.92

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
(7)“Economic book value” is a non-GAAP financial measure of our financial position. To calculate our Economic book value, our portfolios of Residential whole loans, at carrying value are adjusted to their fair value, rather than the carrying value that is required to be reported under the GAAP accounting model applied to these loans. For additional information please refer to page 84 under the heading “Economic Book Value.”

Nine Month Period Ended September 30, 2021 Compared to the Nine Month Period Ended September 30, 2020

General

For the nine months ended September 30, 2021, we had net income available to our common stock and participating securities of $260.1 million, or $0.58 per basic common share and $0.57 per diluted common share, compared to a net loss available to common stock and participating securities of $746.8 million, or $1.65 per basic and diluted common share, for the nine months ended September 30, 2020. This increase in net income available to common stock and participating securities primarily reflects higher Other income, which includes $38.9 million of gains recorded in connection with Lima One purchase accounting and a gain of $10.0 million from the reversal of prior period impairments. In addition, the current period results include a reversal of provision for credit losses on residential whole loans held at carrying value and higher net interest income from our investments. The prior period results were significantly impacted by the unprecedented disruption in residential mortgage markets due to concerns related to COVID-19 that required management to take actions to bolster and stabilize our balance sheet, improve our liquidity position and renegotiate the financing associated with our remaining investments. The actions included disposing our Agency and Legacy Non-Agency MBS portfolios, substantially reducing our investments in MSR-related assets and CRT securities, and sales of certain residential whole loans. In addition, as we had entered into forbearance agreements with the majority of our remaining lenders that were in place for most of the second quarter of 2020, our financing costs were dramatically increased during this period. Asset disposals resulted in net realized losses for the nine months ended September 30, 2020 totaling $188.9 million. Further, during the nine months ended September 30, 2020, we recorded impairment losses on certain residential mortgage securities and other assets of $425.0 million, a net loss of $10.1 million on residential whole loans measured at fair value through earnings, a net provision for credit losses on residential whole loans and other financial assets of $38.1 million and losses totaling $57.0 million on terminated Swaps that had previously been designated as hedges for accounting purposes were also recorded. During the nine months ended September 30, 2020, we also incurred $44.4 million of professional services and other costs in connection with negotiating and exiting forbearance arrangements with our lenders.

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

For the nine months ended September 30, 2021, our net interest spread and margin were 2.78% and 3.62%, respectively, compared to a net interest spread and margin of 0.82% and 1.89%, respectively, for the nine months ended September 30, 2020. Our net interest income increased by $46.1 million, or 36.6%, to $171.8 million for the nine months ended September 30, 2021 compared to net interest income of $125.7 million for the nine months ended September 30, 2020. For the nine months ended September 30, 2021, net interest income includes higher net interest income from our residential whole loan portfolio of approximately $39.3 million compared to the nine months ended September 30, 2020, primarily due to lower financing costs and higher yields, partially offset by lower average balances invested in these assets. In addition, interest expense for the nine months ended September 30, 2020 included $6.0 million of interest expense related to Senior Notes that were redeemed in January of 2021. Net interest income for our Securities, at fair value portfolio decreased by approximately $5.0 million compared to the nine months ended September 30, 2020, primarily due to lower average amounts invested in these securities due to portfolio sales in the first and second quarters of 2020, partially offset by a higher yield earned on these assets due to the early redemption at par of several securities during the current year period and lower financing costs.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the nine months ended September 30, 2021 and 2020.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Nine Months Ended September 30,
	2021			2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Residential whole loans	$5,314,834	$213,156	5.35%	$6,700,752	$261,819	5.21%
Securities, at fair value (1)(2)	257,103	42,433	22.01	1,845,956	81,867	5.91
Cash and cash equivalents	785,091	239	0.04	443,034	646	0.19
Other interest-earning assets	9,899	632	8.51	128,565	9,089	9.43
Total interest-earning assets	6,366,927	256,460	5.37	9,118,307	353,421	5.17
Total non-interest-earning assets	653,298			687,880
Total assets	$7,020,225			$9,806,187

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Collateralized financing agreements (3)(4)	2,313,249	$47,519	2.71%	$5,818,816	$179,102	4.04%
Securitized debt (5)	1,769,058	25,308	1.89	568,186	16,325	3.77
Convertible Senior Notes	225,605	11,743	6.94	224,291	11,678	6.94
Senior Notes	1,465	120	8.31	96,879	6,038	8.31
Senior secured credit agreement	—	—	—	176,939	14,571	11.00
Total interest-bearing liabilities	4,309,377	84,690	2.59	6,885,111	227,714	4.35
Total non-interest-bearing liabilities	164,257			122,645
Total liabilities	4,473,634			7,007,756
Stockholders’ equity	2,546,591			2,798,431
Total liabilities and stockholders’ equity	$7,020,225			$9,806,187

Net interest income/net interest rate spread (6)		$171,770	2.78%		$125,707	0.82%
Net interest-earning assets/net interest margin (7)	$2,057,550		3.62%	$2,233,196		1.89%

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
(2)The net yield of 22.0% includes $4.0 million and $8.4 million of accretion income recognized in the third and second quarters of 2021, respectively, due to the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020; and $8.1 million of accretion recognized during the first quarter of 2021 on the redemption of a Non-Agency MBS security that was purchased at a discount. Excluding this accretion, the yield reported would have been 11.37%.
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

	Nine Months Ended September 30, 2021
	Compared to
	Nine Months Ended September 30, 2020
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$(55,521)	$6,858	$(48,663)
Securities, at fair value	(116,502)	77,068	(39,434)
Cash and cash equivalents	292	(699)	(407)
Other interest-earning assets	(7,648)	(809)	(8,457)
Total net change in income from interest-earning assets	$(179,379)	$82,418	$(96,961)

Interest-bearing liabilities:
Residential whole loan financing agreements	$(54,600)	$(41,728)	$(96,328)
Securities, at fair value repurchase agreements	(23,851)	(10,565)	(34,416)
REO financing agreements	180	181	361
Other repurchase agreements	(1,200)	—	(1,200)
Securitized debt	20,376	(11,393)	8,983
Convertible Senior Notes and Senior Notes	(4,928)	(925)	(5,853)
Senior secured credit agreement	(7,285)	(7,286)	(14,571)
Total net change in expense of interest-bearing liabilities	$(71,308)	$(71,716)	$(143,024)
Net change in net interest income	$(108,071)	$154,134	$46,063

The following table presents the components of the net interest spread earned on our Residential whole loans, at carrying value for the periods presented:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Purchased Performing Loans
Net Yield (1)	4.48%	4.98%
Cost of Funding (2)	2.22%	4.43%
Net Interest Spread (3)	2.26%	0.55%

Purchased Credit Deteriorated Loans
Net Yield (1)	6.39%	4.93%
Cost of Funding (2)	2.48%	4.23%
Net Interest Spread (3)	3.91%	0.70%

Purchased Non-Performing Loans
Net Yield (1)	7.95%	6.34%
Cost of Funding (2)	2.84%	4.29%
Net Interest Spread (3)	5.11%	2.05%

Total Residential Whole Loans
Net Yield (1)	5.35%	5.21%
Cost of Funding (2)	2.37%	4.38%
Net Interest Spread (3)	2.98%	0.83%
(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements and securitized debt. Total Residential whole loans cost of funding includes 12 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the nine months ended September 30, 2020. Cost of funding for the nine months ended September 30, 2020 includes the impact of amortization of $14.1 million of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 43 basis points for Purchased Performing Loans, 36 basis points for Purchased Credit Deteriorated Loans, 25 basis points for Purchased Non-Performing Loans, and 39 basis points for total Residential whole loans. At June 30, 2020, following the closing of certain financing transactions and our exit from forbearance arrangements, and an evaluation of our anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring. In addition, during the quarter ended September 30, 2020, we transferred from AOCI to earnings approximately $7.2 million of losses on Swaps that had been previously designated as hedges for accounting purposes as we had assessed that the underlying transactions were no longer probable of occurring.
(3)Reflects the difference between the net yield on average Residential whole loans and average cost of funds on Residential whole loans.

The following table presents the components of the net interest spread earned on our residential mortgage securities and MSR-related assets for the periods presented:

	Securities, at fair value
Nine Months Ended	Net Yield (1)(2)	Cost of Funding (3)	Net Interest Rate Spread (4)
September 30, 2021	22.01%	1.82%	20.19%
September 30, 2020	5.91	2.99	2.92
(1)Reflects annualized interest income divided by average amortized cost. Impairment charges recorded on MSR-related assets resulted in a lower amortized cost basis which impacted the calculation of net yields in subsequent periods.

(2)The net yield of 22.0% includes $4.0 million and $8.4 million of accretion income recognized in the third and second quarters of 2021, respectively, due to the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020; and $8.1 million of accretion recognized during the first quarter of 2021 on the redemption of a Non-Agency MBS security that was purchased at a discount. Excluding this accretion, the yield reported would have been 11.37%.
(3)Reflects annualized interest expense divided by average balance of repurchase agreements, including the cost of Swaps allocated based on the proportionate share of the overall estimated weighted average portfolio duration, and securitized debt. Agency MBS cost of funding includes 33 basis points and Legacy Non-Agency MBS cost of funding includes 49 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the nine months ended September 30, 2020. Cost of funding for the nine months ended September 30, 2020 includes the impact of amortization of $278,000 of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 37 basis points for RPL/NPL MBS. At June 30, 2020, following the closing of certain financing transactions and the Company’s exit from forbearance arrangements, and an evaluation of our anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring. In addition, during the quarter ended September 30, 2020, we transferred from AOCI to earnings approximately $7.2 million of losses on Swaps that had been previously designated as hedges for accounting purposes as we had assessed that the underlying transactions were no longer probable of occurring.
(4)Reflects the difference between the net yield on average Securities, at fair value, and average cost of funds on Securities, at fair value.

Interest Income

Interest income on our residential whole loans decreased by $48.7 million, or 18.6%, for the nine months ended September 30, 2021, to $213.2 million compared to $261.8 million for the nine months ended September 30, 2020. This decrease primarily reflects a $1.4 billion decrease in the average balance of this portfolio to $5.3 billion for the nine months ended September 30, 2021 from $6.7 billion for the nine months ended September 30, 2020 partially offset by an increase in the yield to 5.35% for the nine months ended September 30, 2021 from 5.21% for the nine months ended September 30, 2020.

Due to the previously discussed asset sales and impairment charges, the average amortized cost of our Securities, at fair value portfolio decreased $1.6 billion to $257.1 million for the nine months ended September 30, 2021 from $1.8 billion for the nine months ended September 30, 2020 and interest income on our Securities, at fair value portfolio decreased $39.4 million to $42.4 million for the nine months ended September 30, 2021 from $81.9 million for the nine months ended September 30, 2020. The net yield on our Securities, at fair value was 22.01% for the nine months ended September 30, 2021, compared to 5.91% for the nine months ended September 30, 2020. The increase in the net yield on our Securities, at fair value portfolio primarily reflects accretion income of approximately $12.4 million recognized in 2021, respectively, due to the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020; and $8.1 million recognized in 2021 due to the redemption of a Non-Agency MBS that had been previously purchased at a discount.

Interest Expense

Our interest expense for the nine months ended September 30, 2021 decreased by $143.0 million, or 62.8%, to $84.7 million, from $227.7 million for the nine months ended September 30, 2020.  This decrease primarily reflects a decrease in our average collateralized financing agreement borrowings to finance our residential mortgage asset portfolio and a decrease in financing rates on our financing agreements. In addition, in the prior year period we incurred interest expense of approximately $14.6 million related to the senior secured credit agreement we entered into during the second quarter of 2020. On January 6, 2021, we completed the redemption of our Senior Notes, which resulted in lower interest expense for the nine months ended September 30, 2021 of $5.9 million compared to the nine months ended September 30, 2020. The effective interest rate paid on our borrowings decreased to 2.59% for the nine months ended September 30, 2021, from 4.35% for the nine months ended September 30, 2020.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the nine months ended September 30, 2021, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $41.3 million (which includes a reversal of provision for credit losses on undrawn commitments of $819,000) compared to a provision of $38.1 million for the nine months ended September 30, 2020. The reversal for the period primarily reflects run-off of loans held at carrying value and adjustments to certain macro-economic and loan prepayment speed assumptions used in our credit loss forecasts. With respect to our residential whole loans held at carrying value, CECL requires that reserves for credit losses are estimated at the reporting date based on expected cash flows over the life of the loan or financial instrument, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions.

Other Income/(Loss), net

For the nine months ended September 30, 2021, Other Income/(Loss), net increased by $842.4 million, to $150.4 million compared to a $692.0 million loss for the nine months ended September 30, 2020.  The components of Other Income/(Loss), net for the nine months ended September 30, 2021 and 2020 are summarized in the table below:

	Nine Months Ended September 30,
(In Thousands)	2021	2020
Net gain/(loss) on residential whole loans measured at fair value through earnings	$59,325	$(10,082)
Gain on investment in Lima One common equity (Note 16)	38,933	—
Impairment and other gains and losses on securities available-for-sale and other assets	10,000	(424,966)
Lima One - origination, servicing and other fee income	9,643	—
Net gain/(loss) on real estate owned	13,725	293
Net realized gain/(loss) on sales of securities and residential whole loans	—	(188,847)
Loss on terminated swaps previously designated as hedges for accounting purposes	—	(57,034)
Liquidations gains on Residential whole loans and other loan related income	3,209	2,532
Net unrealized gain/(loss) on securities, at fair value measured at fair value through earnings	1,969	(13,432)
Other	13,609	(455)
Total Other Income/(Loss), net	$150,413	$(691,991)

Operating and Other Expense

During the nine months ended September 30, 2021, we had compensation and benefits and other general and administrative expenses of $56.9 million, compared to $47.8 million for the nine months ended September 30, 2020.  Compensation and benefits expense increased $4.4 million to $33.5 million for the nine months ended September 30, 2021, compared to $29.1 million for the nine months ended September 30, 2020 primarily reflecting the impact of including Lima One compensation expense in our financial results. The prior year period included a provision for estimated severance costs in connection with a reduction in workforce that occurred in the third quarter of 2020. Our other general and administrative expenses increased by $4.7 million to $23.3 million for the nine months ended September 30, 2021 compared to $18.7 million for the nine months ended September 30, 2020, primarily reflecting the impact of including Lima One expenses in our financial results, increased information technology costs and higher costs associated with deferred compensation to Directors in the current year period, which were impacted by changes in our stock price. In addition, during the prior year period, we also incurred professional service and other costs of $44.4 million related to negotiating and exiting forbearance arrangements with our lenders.

Operating and Other Expense during the nine months ended September 30, 2021 also includes $18.6 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses decreased compared to the prior year period by approximately $10.0 million, or 35.0%, primarily due to lower servicing fees and non-recoverable advances on our REO portfolio and lower costs related to loan securitization activities.

In addition, Other expenses for the nine months ended September 30, 2020 also includes $3.3 million of amortization related to intangible assets recognized as part of the purchase accounting for the Lima One acquisition.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Nine Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Total Average Stockholders’ Equity to Total Average Assets (3)	Dividend Payout Ratio (4)	Leverage Multiple (5)	Book Value per Share of Common Stock (6)
September 30, 2021	4.94%	14.91%	36.28%	0.47	2.2	$4.82
September 30, 2020	(10.15)	(34.55)	28.54	(0.03)	1.9	4.61

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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

(In Thousands, Except Per Share Amounts)	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
GAAP Total Stockholders’ Equity	$2,601.1	$2,526.5	$2,542.3	$2,524.8	$2,565.7
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	2,126.1	2,051.5	2,067.3	2,049.8	2,090.7
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	198.8	206.2	203.0	173.9	141.1

Stockholders’ Equity including fair value adjustment to Residential whole loans, at carrying value (Economic book value)	$2,324.9	$2,257.7	$2,270.3	$2,223.7	$2,231.8

GAAP book value per common share	$4.82	$4.65	$4.63	$4.54	$4.61
Economic book value per common share	$5.27	$5.12	$5.09	$4.92	$4.92
Number of shares of common stock outstanding	440.9	440.8	446.1	451.7	453.3

Recent Accounting Standards to Be Adopted in Future Periods

None that we expect would materially impact us.

Liquidity and Capital Resources

General

Our principal sources of cash generally consist of borrowings under repurchase agreements and other collateralized financings, payments of principal and interest we receive on our investment portfolio, cash generated from our operating results and, to the extent such transactions are entered into, proceeds from capital market and structured financing transactions. Our most significant uses of cash are generally to pay principal and interest on our financing transactions, to purchase and originate residential mortgage assets, to make dividend payments on our capital stock, to fund our operations, to meet margin calls and to make other investments that we consider appropriate.

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at September 30, 2021, we had approximately 8.4 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement. During the nine months ended September 30, 2021, we issued 312,318 shares of common stock through our DRSPP, raising net proceeds of approximately $1.3 million. During the nine months ended September 30, 2021, we did not sell any shares of common stock through our at-the-market equity offering program.

During the nine months ended September 30, 2021, we repurchased 11,606,229 shares of our common stock through the stock repurchase program at an average cost of $4.14 per share and a total cost of approximately $48.1 million, net of fees and commissions paid to the sales agents of approximately $116,000. At September 30, 2021, approximately $117.7 million remained outstanding for future repurchases under the repurchase program.

Financing agreements

Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of September 30, 2021, we had $2.4 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $2.9 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance.

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

At September 30, 2021, we had a total of $4.8 billion of residential whole loans and securities and $9.6 million of restricted cash pledged to our financing counterparties. At September 30, 2021, we had access to various sources of liquidity, including $526.2 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at September 30, 2021, we had $249.4 million of unencumbered residential whole loans. Further, we believe that we have unused capacity in certain borrowing lines, given that the amount currently borrowed is less than the maximum advance rate permitted by the facility. This unused capacity serves to act as a buffer against potential margin calls on certain pledged assets in the events that asset prices do not decline by more than a specified amount.

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
September 30, 2021	$2,516,940	$3,278,941	$3,278,940	$2,008,639	$2,045,729	$2,137,773
June 30, 2021	2,063,852	2,156,598	2,156,598	1,778,909	2,046,381	2,046,381
March 31, 2021	2,362,791	2,221,570	2,443,149	1,535,995	1,548,920	1,602,148
December 31, 2020	2,833,649	2,497,290	2,823,306	1,202,292	1,514,509	1,514,509
September 30, 2020	3,511,453	3,217,678	3,613,968	610,120	837,683	837,683

(1)The information presented in the table above excludes $230.0 million of Convertible Senior Notes issued in June 2019 and $100.0 million of Senior Notes issued in April 2012. The outstanding balance of the Convertible Senior Notes have been unchanged since issuance. During the first quarter of 2021, we redeemed all of our outstanding Senior Notes.

Cash Flows and Liquidity for the Nine Months Ended September 30, 2021

Our cash, cash equivalents and restricted cash decreased by $239.8 million during the nine months ended September 30, 2021, reflecting: $1.2 billion used in our investing activities, $876.9 million provided by our financing activities and $109.1 million provided by our operating activities.

At September 30, 2021, our debt-to-equity multiple was 2.2 times compared to 1.7 times at December 31, 2020. At September 30, 2021, we had borrowings under asset-backed financing agreements of $3.3 billion, of which $3.1 billion were secured by residential whole loans, $171.8 million were secured by securities and $21.4 million were secured by REO. In addition, at September 30, 2021, we had securitized debt of $2.0 billion in connection with our loan securitization transactions. At December 31, 2020, we had borrowings under asset-backed financing agreements of $2.5 billion, of which $2.3 billion were secured by residential whole loans, $213.9 million were secured by securities and $13.7 million were secured by REO. In addition, at December 31, 2020, we had securitized debt of $1.5 billion in connection with our loan securitization transactions.

During the nine months ended September 30, 2021, $1.2 billion was used in our investing activities.  We utilized $2.9 billion for acquisitions of residential whole loans, loan related investments and capitalized advances. During the nine months ended September 30, 2021, we received $1.4 billion of principal payments on residential whole loans and loan related investments and $133.2 million of proceeds on sales of REO.  In addition, during the nine months ended September 30, 2021, we received cash of $130.7 million from prepayments and scheduled amortization on our securities.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
September 30, 2021	$—	$—	$—	$2,500	$2,500
June 30, 2021	—	3,433	3,433	—	(3,433)
March 31, 2021	—	—	—	—	—
December 31, 2020	—	2,004	2,004	—	(2,004)
September 30, 2020	—	2,526	2,526	2,199	(327)

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of September 30, 2021.

During the nine months ended September 30, 2021, we paid $111.9 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $24.7 million on our preferred stock. On September 15, 2021, we declared our third quarter 2021 dividend on our common stock of $0.10 per share; on October 29, 2021, we paid this dividend, which totaled approximately $44.2 million, including dividend equivalents of approximately $155,000.

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

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps and short positions in TBA securities (if any), over the next 12 months based on the assets in our investment portfolio at September 30, 2021. All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at September 30, 2021.

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Securitized and Other Fixed Rate Debt	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$7,988,375	$108,757	$8,097,132	$(125,358)	2.78%	(1.52)%
+ 50 Basis Point Increase	$8,116,138	$51,390	$8,167,528	$(54,962)	1.06%	(0.67)%
Actual at September 30, 2021	$8,224,949	$(2,459)	$8,222,490	$—	—%	—%
- 50 Basis Point Decrease	$8,314,809	$(52,789)	$8,262,020	$39,530	(2.78)%	0.48%
-100 Basis Point Decrease	$8,385,717	$(99,601)	$8,286,116	$63,626	(5.06)%	0.77%

(1)Such assets include residential whole loans and REO, MBS and CRT securities, MSR-related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2021. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio. Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing. At September 30, 2021, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on assets purchased at a premium and discount accretion on assets purchased at a discount and in the reinvestment of principal repayments in lower yielding assets. As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At September 30, 2021, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 1.15 which is the weighted average of 2.78 for our Residential whole loans, 0.30 for our Securities investments, (3.45) for our derivative and other hedging transactions and securitized and other fixed rate debt, and 0.05 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.75), which is the weighted average of (1.07) for our Residential whole loans, 0.47 for our derivative and other hedging transactions and securitized and other fixed rate debt, zero for our Securities and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

Credit risk on Purchased Performing Loans is mitigated through our process to underwrite the loan before it is acquired and includes an assessment of the borrower’s financial condition and ability to repay the loan, nature of the collateral and relatively low LTV, including after-repair LTV for the majority of our Rehabilitation loans.

The following table presents certain information about our Residential whole loans at September 30, 2021:

	Purchased Performing Loans (1)		Purchased Credit Deteriorated Loans		Purchased Non-Performing Loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	Total
Amortized cost	$5,106,538	$127,442	$421,885	$153,345	$660,941	$260,014	$6,730,165
Unpaid principal balance (UPB)	$4,980,145	$126,963	$475,690	$198,677	$734,945	$402,721	$6,919,141
Weighted average coupon (2)	5.2%	5.9%	4.6%	4.5%	4.9%	4.8%	5.1%
Weighted average term to maturity (months)	304	327	267	325	265	322	299
Weighted average LTV (3)	63.9%	87.1%	54.6%	105.2%	53.5%	111.2%	66.4%
Loans 90+ days delinquent (UPB)	$252,115	$11,338	$70,306	$52,883	$269,842	$216,156	$872,640

(1)Excluded from the table above are approximately $163.0 million of Purchased Performing Loans for which the closing of the purchase transaction had not occurred as of September 30, 2021.
(2)Weighted average is calculated based on the interest bearing principal balance of each loan within the related category. For loans acquired with servicing rights released by the seller, interest rates included in the calculation do not reflect loan servicing fees. For loans acquired with servicing rights retained by the seller, interest rates included in the calculation are net of servicing fees.
(3)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $142.7 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 70%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at September 30, 2021:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	35.6%
Florida	11.5%
New York	7.5%
New Jersey	4.8%
Texas	3.8%

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

At September 30, 2021, we had access to various sources of liquidity, including $526.2 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at September 30, 2021, we had $249.4 million of unencumbered residential whole loans. Further, we believe that we have unused capacity in certain borrowing lines, given that the amount currently borrowed is less than the maximum advance rate permitted by the facility. This unused capacity serves to act as a buffer against potential margin calls on certain pledged assets in the events that asset prices do not decline by more than a specified amount.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2021, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2021. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.

In conducting its assessment of the effectiveness of the Company’s internal control over financial reporting for the year ending December 31, 2021, the Company’s management intends to exclude Lima One (which the Company acquired in the third quarter of 2021) from such assessment, as permitted under SEC rules.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), as supplemented by the risk factor described under “Item 1.A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2021 (the “2021 Q2 Form 10-Q”). There are no material changes from the risk factors set forth in the 2020 Form 10-K and the 2021 Q2 Form 10-Q. However, the risks and uncertainties that the Company faces are not limited to those set forth in the 2020 Form 10-K and the 2021 Q2 Form 10-Q. Additional risks and uncertainties not currently known to the Company (or that it currently believes to be immaterial) may also adversely affect the Company’s business and the trading price of our securities.

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

During the nine months ended September 30, 2021, the Company repurchased 11,606,229 shares of its common stock through the stock repurchase program at an average cost of $4.14 per share and a total cost of approximately $48.1 million, net of fees and commissions paid to the sales agent of approximately $116,000. At September 30, 2021, approximately $117.7 million remained outstanding for future repurchases under the repurchase program.

The Company engaged in no share repurchase activity during the third quarter of 2021 pursuant to the stock repurchase program nor did it withhold any restricted shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or restricted stock units (or RSUs).

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

None.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report. The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed or furnished herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference.

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

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020; (ii) our Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2021 and 2020; (iii) our Consolidated Statements of Comprehensive Income / (Loss) (Unaudited) for the three and nine months ended September 30, 2021 and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2021 and 2020; (v) our Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 5, 2021	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
and Chief Accounting Officer
(Principal Financial Officer)