Form 10-K
period 2021-12-31
MFA FINANCIAL, INC.
filed 2022-02-23
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2021
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
(212) 207-6400
(Registrant’s telephone number, including area code)
____________________________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	MFA	New York Stock Exchange
7.50% Series B Cumulative Redeemable Preferred Stock, par value $0.01 per share	MFA/PB	New York Stock Exchange
6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share	MFA/PC	New York Stock Exchange

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

On June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $2.0 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 18, 2022, the registrant had a total of 425,050,505 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on or about June 7, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MFA FINANCIAL, INC.

In this Annual Report on Form 10-K, references to “we,” “us,” “our” or “the Company” refer to MFA Financial, Inc. and its subsidiaries unless specifically stated otherwise or the context otherwise indicates.  The following defines certain of the commonly used terms in this Annual Report on Form 10-K:  Purchased Performing Loans refer to loans that may include: (i) loans to finance (or refinance) one-to four-family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (“Rehabilitation loans” or “Fix and Flip loans”), (iii) loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans”), and (v) previously originated loans secured by residential real estate that is generally owner occupied (“Seasoned performing loans”). Purchased Credit Deteriorated Loans refer to loans that are typically characterized by borrowers who had previously experienced payment delinquencies and the amount owed may have exceeded the value of the property pledged as collateral at the time of acquisition. Purchased Non-performing Loans refer to loans that are typically characterized by borrowers who have defaulted on their obligations and/or have payment delinquencies of 60 days or more at the time we acquire the loan. MBS generally refers to mortgage-backed securities secured by pools of residential mortgage loans; Agency MBS refers to MBS that are issued or guaranteed by a federally chartered corporation, such as the Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”); Non-Agency MBS refers to MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation and include (i) Legacy Non-Agency MBS, which are MBS issued prior to 2008, and (ii) RPL/NPL MBS, which refers to MBS backed primarily by securitized re-performing and non-performing loans that are generally structured with a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. Hybrids refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refer to adjustable-rate mortgage loans which have interest rates that reset annually or more frequently; CRT securities refer to credit risk transfer securities, that are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac; MSR-related assets refer to certain term notes backed directly or indirectly by mortgage servicing rights (“MSRs”) or loans to certain entities that are generally secured by cash flows generated by mortgage servicing rights and other unencumbered assets owned by the borrower; and Real Estate Owned (“REO”) refers to real estate acquired by us, including through foreclosure, deed in lieu of foreclosure, or purchased in connection with the acquisition of residential whole loans.

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

PART I

Item 1.  Business.

GENERAL

We are a specialty finance company that invests in and finances residential mortgage assets. Our targeted investments include principally the following:

•Residential whole loans, including Purchased Performing Loans, Purchased Credit Deteriorated and Purchased Non-performing Loans. Through certain of our subsidiaries, we also originate and service business purpose loans for real estate investors. We also own residential real estate (or REO), which is typically acquired as a result of the foreclosure or other liquidation of delinquent whole loans in connection with our loan investment activities;
•Residential mortgage securities, including CRT securities; and
•MSR-related assets, which include term notes backed directly or indirectly by MSRs.

Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.  We are an internally-managed real estate investment trust (or REIT).

2021 saw a continuation of the unprecedented conditions caused by the COVID-19 global pandemic, causing ongoing volatility and disruption in the United States economy and financial markets. However, the markets for residential mortgage assets have generally benefited from strong demand for housing and ongoing movement of people away from urban to suburban areas. In addition, fiscal policies of the federal government and monetary and other economic policies pursued by the U.S. Federal Reserve (or Federal Reserve) have resulted in continued historically low interest rates that have supported residential mortgage assets and markets. After the negative market impacts experienced during 2020, particularly during the initial months of the pandemic in the first and second quarters of the year, we significantly reduced the size and composition of our investment portfolio during 2020. During 2021, market conditions were generally more stable and supportive of our business and we took advantage of these market conditions to implement an asset acquisition strategy that resulted in significant growth of our residential whole loan portfolio. We also completed our first acquisition of a mortgage origination company, Lima One Capital, LLC (Lima One), a leading originator and servicer of business purpose loans. We discuss the impact of the COVID-19 pandemic on our business, including our investment and financing strategies, throughout this Annual Report on Form 10-K.

We were incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  We have elected to be treated as a REIT for U.S. federal income tax purposes.  In order to maintain our qualification as a REIT, we must comply with a number of requirements under federal tax law, including that we must distribute at least 90% of our annual REIT taxable income to our stockholders.  We have elected to treat certain of our subsidiaries as taxable REIT subsidiaries (or TRS). In general, a TRS may hold assets and engage in activities that a REIT or qualified REIT subsidiary (or QRS) cannot hold or engage in directly, and a TRS may generally engage in any real estate or non-real estate related business.

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

INVESTMENT STRATEGY

We primarily invest, through our various subsidiaries, in residential mortgage assets. During 2021 we successfully executed on our asset acquisition strategy. Specifically, we acquired more than $4.5 billion of residential whole loans. We also completed the acquisition of the remaining 57% of the common equity interests of Lima One, the first time that we completed the acquisition of a controlling stake in a third party entity. We are particularly pleased with the results of the business combination to date, as Lima One has achieved consecutive record quarters for origination volumes since the acquisition closed on July 1, 2021. The execution of our strategy has resulted in a 49% year-over-year increase in our residential whole loans and 39% year-over-year increase in our overall investment portfolio. At the end of 2021, residential whole loan investments comprised approximately 87% of our assets and more than 75% of our allocated net equity. During 2022, assuming economic conditions continue to support markets for residential mortgage assets, we expect to continue pursuing investment opportunities primarily focused on residential whole loans as market opportunities arise. We expect that our investment activities will continue to be financed through a combination of term loan warehouse financing, repurchase agreement financing and securitization transactions.

At December 31, 2021, our total investment-related assets were comprised of the following: $7.9 billion, or 93%, of residential whole loans (compared to $5.3 billion, or 88%, at December 31, 2020); $256.7 million, or 3%, of residential mortgage securities and MSR-related assets (compared to $400.0 million, or 7%, at December 31, 2020); and $369.8 million, or 4%, of remaining investment-related assets, comprised primarily of REO, capital contributions made to loan origination partners, other interest-earning assets, and loan-related receivables (compared to $352.4 million, or 6% at December 31, 2020).

Residential Whole Loans

During 2021, we continued to increase our residential whole loan portfolio primarily through acquisitions of Purchased Performing Loans and loans originated by Lima One. Our Purchased Performing Loan portfolio includes: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (“Rehabilitation loans” or “Fix and Flip loans”), (iii) loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans”), and (v) previously originated loans secured by residential real estate that is generally owner occupied (“Seasoned performing loans”).

In addition, during 2021, we continued to manage our Purchased Non-performing residential whole loan and Purchased Credit Deteriorated Loan portfolios. Purchased Credit Deteriorated Loans are typically characterized by borrowers who had previously experienced payment delinquencies and the amount owed may have exceeded the value of the property pledged as collateral at the time of acquisition. The majority of these loans were also acquired at purchase prices that were discounted (often substantially so) to their contractual loan balance to reflect the impaired credit history of the borrower, the loan-to-value ratio (or LTV) of the loan and the coupon rate. Purchased Non-performing Loans are typically characterized by borrowers who have defaulted on their obligations and/or have payment delinquencies of 60 days or more at the time we acquire the loan. These loans were typically purchased at significantly discounted prices to the contractual loan balance. We also own REO property as a result of managing the resolution of non-performing loans. A combination of strong loan portfolio performance, continued lower levels of foreclosure activity and the efforts of our asset management team, has resulted in a substantial decline in balances of REO property held during 2021.

Securities, at Fair Value

Prior to the onset of the COVID-19 pandemic, we owned significantly higher balances of residential mortgage securities (primarily investments in Agency MBS, Non-Agency MBS and CRT securities). During 2020, we sold our Agency and Legacy Non-Agency MBS portfolios and significantly reduced our CRT securities, RPL/NPL MBS and MSR-related assets. Going forward, we may invest selectively in residential mortgage securities and MSR-related assets as market opportunities arise, and we discuss the general features of our currently held portfolio below.

MSR-Related Assets

We have made investments in term notes backed directly or indirectly by MSRs. We believe the credit risk on these investments is mitigated by structural credit support in the form of over-collateralization as well as a corporate guarantee from the ultimate parent or sponsor of the related special purpose vehicle issuing the note, that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the underlying MSRs be insufficient.

Residential Mortgage Securities

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

MBS investments held during the year ended December 31, 2020 and in prior periods included Agency MBS and Non-Agency MBS, which included MBS issued prior to 2008. Until the second quarter of 2021, we also owned RPL/NPL MBS purchased primarily at prices around par and representing the senior and mezzanine tranches of the related securitizations.

FINANCING STRATEGY

Our financing strategy is designed to increase the size of our investment portfolio by borrowing against a substantial portion of the market value of the assets in our portfolio.  We use term warehouse facilities, loan securitizations and shorter term repurchase agreements to finance our holdings of residential mortgage assets. Our financing strategy shifted significantly during 2020 and 2021. In particular, in response to the turmoil in the financial markets resulting from the conditions created by the COVID-19 pandemic, we sought to implement more durable forms of borrowing, including warehouse lines with non-mark-to-market collateral terms. In addition, during the second half of 2020, we executed three securitization transactions for our residential whole loans. These programmatic securitization transactions continued during 2021 as we executed eight additional transactions involving Non-QM, business purpose, Agency eligible investor, Purchased Credit Deteriorated and Purchased Non-performing loan collateral. The securitization transactions generally lowered the funding costs and lengthened the term of funding for these assets and generated additional liquidity. In addition, securitized debt financing is non-recourse and does not include mark-to-market collateral provisions. Going forward, in connection with our current and any future investment in residential whole loans, we expect that our financing strategy will continue to include loan securitization and other forms of structured financing, subject to market conditions.

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

EMPLOYEES/HUMAN CAPITAL MANAGEMENT

At December 31, 2021, we had approximately 298 full-time employees, including 238 employees working in our Lima One subsidiary.

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

Numerous regulations have been issued pursuant to the Dodd-Frank Act, including regulations regarding mortgage loan servicing, underwriting and loan originator compensation, and others could be issued in the future.  As a result, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws or regulations that may be adopted in the future, will affect our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, the securitization industry, interest rate swap agreements (or Swaps) and other derivatives.  We believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

In addition to the regulatory actions being implemented under the Dodd-Frank Act, on August 31, 2011, the SEC issued a concept release under which it is reviewing interpretive issues related to Section 3(c)(5)(C) of the Investment Company Act.  Section 3(c)(5)(C) excludes from the definition of “investment company” entities that are primarily engaged in, among other things, “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” Many companies that engage in the business of acquiring mortgages and mortgage-related instruments seek to rely on existing interpretations of the SEC Staff with respect to Section 3(c)(5)(C) so as not to be deemed an investment company for the purpose of regulation under the Investment Company Act. In connection with the concept release, the SEC requested comments on, among other things, whether it should reconsider its existing interpretation of Section 3(c)(5)(C). We currently rely on the exemption from registration provided by Section 3(c)(5)(C) of the Investment Company Act, and we seek to continue to meet the requirements for this exemption from registration. To date the SEC has not taken or otherwise announced any further action in connection with the concept release. In conjunction with our legal department, we closely monitor our compliance with Section 3(c)(5)(C) within our risk management program. (For additional discussion of the SEC’s concept release and its potential impact on us, please see Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.)

The Federal Housing Finance Agency (or FHFA) and both houses of Congress have discussed and considered various measures intended to restructure the U.S. housing finance system and the operations of Fannie Mae and Freddie Mac. Congress may continue to consider legislation that would significantly reform the country’s mortgage finance system, including, among other things, eliminating Freddie Mac and Fannie Mae and replacing them with a single new MBS insurance agency. Many details remain unsettled, including the scope and costs of the agencies’ guarantee and their affordable housing mission, some of which could be addressed even in the absence of large-scale reform.  On March 27, 2019, then President Trump issued a memorandum on federal housing finance reform that directed the Secretary of the Treasury to develop a plan for administrative and legislative reforms as soon as practicable to achieve the following housing reform goals: 1) ending the conservatorships of the Government-sponsored enterprises (or GSEs) upon the completion of specified reforms; 2) facilitating competition in the housing finance market; 3) establishing regulation of the GSEs that safeguards their safety and soundness and minimizes the risks they pose to the financial stability of the United States; and 4) providing that the federal government is properly compensated for any explicit or implicit support it provides to the GSEs or the secondary housing finance market. On September 5, 2019, in response to then President Trump’s memorandum, the U.S. Department of the Treasury released a plan, developed in conjunction with the FHFA, the Department of Housing and Urban Development, and other government agencies, which includes legislative and administrative reforms to achieve each of these reform goals. At this point, it remains unclear whether any of these legislative or regulatory reforms will be enacted or implemented. On June 23, 2021, the United States Supreme Court concluded that the structure of the FHFA (which insulated its director from removal by the President) was unconstitutional and remanded the case for further proceedings. Subsequent to the Supreme Court’s ruling, President Biden dismissed the FHFA director and appointed an acting replacement, raising further questions as to whether any of these legislative or regulatory reforms discussed above will be enacted or implemented. The prospects for passage of any of these plans are uncertain, and the change in FHFA leadership underscores the potential for change to Fannie Mae and Freddie Mac.

While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations. A reduction in the ability of mortgage loan originators to access Fannie Mae and Freddie Mac to sell their mortgage loans may adversely affect the mortgage markets generally and adversely affect the ability of mortgagors to refinance their mortgage loans. In addition, any decline in the value of securities issued by Fannie Mae and Freddie Mac may affect the value of MBS in general. The recent change of FHFA Leadership and the fact that a permanent Director has yet to be confirmed raise further uncertainties about whether, and if so on what timeline, the Biden administration will address the conservatorships of the GSEs and any such comprehensive housing reform.

On October 27, 2021, FHFA announced that it is seeking comment on a proposed rulemaking that would introduce additional public disclosure requirements for the Enterprise Regulatory Capital Framework (or ERCF) for Fannie Mae and Freddie Mac. As proposed, the rule would implement quarterly quantitative and qualitative disclosure requirements for Fannie Mae and Freddie Mac related to regulatory capital instruments, risk-weighted assets calculated under the ERCF’s standardized approach, and risk management policies and procedures. This notice of proposed rulemaking suggests the potential for enhanced regulation and reporting obligations in the mortgage and securitization industries, which in turn may further increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (or CARES Act) was signed into law. Among the provisions in this wide-ranging law are protections for homeowners experiencing financial difficulties due to COVID-19, including forbearance provisions and procedures. Borrowers with federally backed mortgage loans, regardless of delinquency status, may request loan forbearance for a six-month period, with the option to extend forbearance for another six-month period if necessary. Although the initial deadline to request forbearance on federally backed loans was set to expire under the CARES Act on December 31, 2020, the FHFA and CFPB have announced extensions for several measures to align COVID-19 mortgage relief policies across the federal government, including additional three-month extensions of COVID-19 forbearance or payment deferral options for certain borrowers. Federally backed mortgage loans are loans secured by first- or subordinate-liens on 1-4 family residential real property, including individual units of condominiums and cooperatives, which are insured or guaranteed pursuant to certain government housing programs, such as by the Federal Housing Administration (or FHA), or U.S. Department of Agriculture, or are purchased or securitized by Fannie Mae or Freddie Mac. The CARES Act also included a temporary 60-day foreclosure moratorium that applies to federally backed mortgage loans, which lasted until July 24, 2020. However, the foreclosure moratorium was extended several times to July 31, 2021 and the forbearance enrollment window was extended through September 30, 2021 by Department of Housing and Urban Development, Department of Veterans Affairs, the Department of Agriculture and FHFA, which includes mortgages backed by Fannie Mae and Freddie Mac. Although the federal foreclosure moratorium expired on July 31, 2021, various states and local jurisdictions also imposed foreclosure moratoriums, some of which may continue to be in effect after the federal moratorium expires.

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

On June 28, 2021, the CFPB Issued a Final Rule amending Regulation X under the Real Estate Settlement Procedures Act to provide additional foreclosure protections to borrowers. The Final Rule became effective August 31, 2021 and applies to mortgage loans secured by real property that is a borrower’s principal residence. Among other things, the servicing rule bars new foreclosure filings until after December 31, 2021, unless certain criteria are met or an exception applies; requires servicers to engage in early intervention efforts for certain borrowers; permits certain streamlined loan modification options for borrowers with COVID-19-related hardships; and imposes specific requirements for servicers of borrowers currently in short-term payment forbearance programs that were offered based on incomplete loss mitigation applications. These mortgage servicing rules and any similar regulations passed by CFPB in the future could adversely impact the cash flow on mortgage loans.

AVAILABLE INFORMATION

We maintain a website at www.mfafinancial.com.  We make available, free of charge, on our website our (a) Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K (including any amendments thereto), proxy statements and other information (or, collectively, the Company Documents) filed with, or furnished to, the SEC, as soon as reasonably practicable after such documents are so filed or furnished, (b) Corporate Governance Guidelines, (c) Code of Business Conduct and Ethics and (d) written charters of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of our Board of Directors (or our Board).  Our Company Documents filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov.  We also provide copies of the foregoing materials, free of charge, to stockholders who request them.  Requests should be directed to the attention of our General Counsel at MFA Financial, Inc., One Vanderbilt Avenue, 48th Floor, New York, New York 10017.

Item 1A.  Risk Factors.

This section highlights specific risks that could affect us and our business. Readers should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K. Based on the information currently known to us, we believe the following information identifies the most significant risk factors affecting our Company. However, the risks and uncertainties we face are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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
•We may fail to realize the anticipated benefits of the Lima One acquisition.

Prepayment and Reinvestment Risk
•Prepayment rates on the mortgage loans underlying certain of our residential mortgage assets may materially adversely affect our profitability or could require us to sell assets in unfavorable market conditions.

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
•The discontinuation of the London Interbank Offered Rate (or LIBOR) may affect our financial results.
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
•Our use of TRSs may cause us to fail to qualify as a REIT.
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

The COVID-19 pandemic has adversely affected our business, financial condition, liquidity and results of operations, and may continue to do so.

The COVID-19 pandemic has negatively affected our business, and we believe it may continue to do so. The early 2020 outbreak caused significant volatility and disruption in the financial markets both in the United States and globally, and periods of market volatility and disruption have continued to occur at various times since the initial outbreak, in particular when new variants of the virus that causes COVID-19 appear and increases in the number of new cases, hospitalizations or deaths occur. If COVID-19, or another highly infectious or contagious disease, continues to spread or otherwise remain at high levels, or the response (including vaccines) to contain it is unsuccessful, we could continue to, or once again begin to, experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of COVID-19, or another highly infectious or contagious disease, the overall severity of the disease, the development and characteristics of variants (including variants not yet identified) of the disease, the duration of the outbreak, the effectiveness and acceptance of vaccines, the measures taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible impacts on the global economy. The continued spread of COVID-19 and health related concerns could also negatively impact the availability of key personnel who are necessary to conduct our business.

The U.S. federal government and many state and local governments adopted a number of emergency measures and recommendations in response to the COVID-19 pandemic, including imposing travel bans, “shelter in place” restrictions and curfews, cancelling events, banning large gatherings, closing non-essential businesses, mandating vaccinations and generally promoting social distancing (including in the workplace, which has resulted in a significant increase in employees working remotely). Although many of these measures and recommendations have been lifted or suspended, some continue to remain in place, and the suspended measures could be reimposed in the event of an increase in transmission of the virus. Across the country, moratoriums were put in place in certain states to stop evictions and foreclosures and some remain in place or could be reimposed. In an effort to lessen the financial burden created by the COVID-19 pandemic and various states have even promulgated guidance to regulated servicers requiring them to formulate policies to assist mortgagors in need as a result of the COVID-19 pandemic. A number of states have enacted laws which impose significant limits on the default remedies of lenders secured by real property. While some states have begun a phased relaxation of certain of these measures, certain restrictions on economic activity remain in place, and others may be reintroduced. Although it cannot be predicted, additional policy action at the federal, state and local level is possible. The COVID-19 pandemic (and any future COVID-19 outbreaks) and resulting emergency measures have led (and may continue to lead) to significant disruptions in the global supply chain, global capital markets, the economy of the United States and the economies of other nations. Concern about the potential effects of the COVID-19 pandemic and the effectiveness of measures put in place by governmental bodies and reserve banks at various levels as well as by private enterprises to contain or mitigate its spread has adversely affected economic conditions and capital markets globally, and has led to significant volatility in global financial markets. There can be no assurance that the containment measures or other measures implemented from time to time will be successful in limiting the spread of the virus and what effect those measures will have on the economy. While many economic activities have to some extent returned to normal in certain jurisdictions, whether and when and to what extent many activities will return remains uncertain, and may vary substantially depending on the location and the type of activity. There may be further disruption and volatility in the credit markets and the reduction of economic activity in severely affected sectors in the United States and/or globally.

Governments have adopted, and we expect may continue to adopt, policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial and mortgage markets. We cannot predict the ultimate effect that any policies, laws and plans adopted in response to the COVID-19 pandemic will have on us.

Any significant decrease in economic activity or resulting decline in the housing market could have an adverse effect on our investments in mortgage real estate assets. Furthermore, the COVID-19 pandemic has created an uncertain and volatile interest rate environment and general fixed income patterns have deviated widely from historical trends, all of which could adversely affect our business. With respect to prepayments, given the combination of low interest rates, government stimulus, inflation and fluctuating unemployment, as well as other disruptions related to the COVID-19 pandemic, it has become more difficult to predict prepayment levels for the securities in our portfolio. As a result, actual prepayment results may be materially different from our estimates. With respect to our hedging activities, given recent market uncertainty, the spread between MBS, hedges and benchmark rates widened significantly. It is uncertain when normal market correlations will resume in the fixed income markets.

Further, in light of the COVID-19 pandemic’s impact on the overall economy, such as changes in consumer behavior related to loans as well as government policies and pronouncements, borrowers may experience difficulties meeting their obligations or seek to forbear payment on or refinance their mortgage loans to avail themselves of lower rates, which may adversely affect our result of operations (particularly as related to assets we own that expose us to credit risk, as discussed below). Thus, the credit risk profile on our assets may be more pronounced in the mortgage, housing and related sectors, as a result of the COVID-19 pandemic.

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

Maintaining cybersecurity and data security is important to our business and a breach of our cybersecurity or data security could result in serious harm to our reputation and have a material adverse impact on our business and financial results.

When we acquire or originate real estate mortgage loans, we come into possession of borrower non-public personal information that an identity thief could utilize in engaging in fraudulent activity or theft. We may share this information with third parties, such as loan sub-servicers, outside vendors, third parties interested in acquiring such loans from us, or lenders extending credit to us collateralized by such loans. We have acquired more than 30,000 residential mortgage loans since 2014, and our Lima One subsidiary, which we acquired in July 2021, has originated several thousand mortgage loans since its founding in 2011.

While we have security measures in place to protect this information and prevent security breaches, these security measures may be compromised as a result of third-party action, including intentional misconduct by computer hackers, cyber-attacks, "phishing" attacks, service provider or vendor error, or malfeasance or other intentional or unintentional acts by third parties and bad actors, including third-party service providers. Furthermore, borrower data, including personally identifiable information, may be lost, exposed, or subject to unauthorized access or use as a result of accidents, errors, or malfeasance by our employees, independent contractors, or others working with us or on our behalf. Our servers and systems, and those of our service providers, may be vulnerable to computer malware, break-ins, denial-of-service attacks, and similar disruptions from unauthorized tampering with our computer systems, which could result in someone obtaining unauthorized access to borrowers’ data or our data, including other confidential business information. In the past, we have experienced unauthorized access to certain data and information. Our response was to take immediate steps to investigate and address the unauthorized access, and past unauthorized access has not had, and is not expected to have, a material adverse effect on our business and financial results. We have further developed and enhanced our cybersecurity systems and processes that are intended to protect this type of data and information; however, they may not be effective in preventing unauthorized access in the future. While past unauthorized access has been immaterial to our business and financial results, there can be no assurance of a similar result in the future. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period.

We may be liable for losses suffered by individuals whose identities are stolen as a result of a breach of the security of the systems that we or third-parties and service providers of ours store this information on, and any such liability could be material. Even if we are not liable for such losses, any breach of these systems could expose us to material costs in notifying affected individuals and providing credit monitoring services to them, as well as regulatory fines or penalties. In addition, any breach of these systems could disrupt our normal business operations and expose us to reputational damage and lost business, revenues, and profits. Any insurance we maintain against the risk of this type of loss may not be sufficient to cover actual losses, or may not apply to the circumstances relating to any particular breach.

Security breaches could also significantly damage our reputation with existing and prospective loan sellers, borrowers, and third parties with whom we do business. Any publicized security problems affecting our businesses and/or those of such third parties may negatively impact the market perception of our products and discourage market participants from doing business with us. These risks may increase in the future as we continue to increase our reliance on the internet and use of web-based product offerings and on the use of cybersecurity.

We are dependent on information systems and their failure (including in connection with cyber-attacks) could significantly disrupt our business.

Our business is highly dependent on our information and communications systems, including systems containing or using open source software.. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on operating results, the market price of our common stock and other securities and our ability to pay dividends to our stockholders. Our use of open source software poses particular risk, including potential security vulnerabilities, licensing compliance issues and quality issues. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third-parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions as well as the servicers of our loans.

Computer malware, viruses, hacking and phishing and cyber-attacks have become more prevalent in our industry and may occur on our systems in the future. Additionally, due to the transition to remote working environments as a result of the COVID-19 pandemic, there is an elevated risk of such events occurring. Although we have not detected a material cybersecurity breach to date, there can be no assurance that we are or will be fully protected against cyber risks and security breaches and not be vulnerable to new and evolving threats to our information technology systems. We rely heavily on financial, accounting and other data processing systems. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or networks or systems of, among other third-parties, our lenders and servicers) or any failure to maintain performance, reliability and security of our technical infrastructure. As a result, any such computer malware, viruses, hacking, phishing and cyber-attacks may negatively affect our operations.

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

Our portfolio of residential whole loans is by far our largest asset class and represented approximately 87% of our total assets as of December 31, 2021. We expect that our investment portfolio in residential whole loans will continue to increase during 2022. As a holder of residential whole loans, we are subject to the risk that the related borrowers may default or have defaulted on their obligations to make full and timely payments of principal and interest. A number of factors impact a borrower’s ability to repay including, among other things, changes in employment status, changes in interest rates or the availability of credit, and changes in real estate values. In addition to the credit risk associated with these assets, residential whole loans are less liquid than certain of our other credit sensitive assets, which may make them more difficult to dispose of if the need or desire arises. For example, upon the onset of the volatility created by the COVID-19 pandemic, we were unable to efficiently liquidate residential whole loans to raise liquidity. If actual results are different from our assumptions in determining the prices paid to acquire such loans, particularly if the market value of the underlying properties decreases significantly subsequent to purchase, we may incur significant losses, which could materially adversely affect our results of operations.

Our investments are subject to changes in credit spreads and other risks.

Credit spreads, which at times can be very volatile and react to various macroeconomic events or conditions, measure the additional yield demanded on securities by the market based on their perceived credit relative to a specific benchmark. Fixed rate securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are generally valued based on a market credit spread over LIBOR (which is under reform and may be replaced, as discussed below). Excessive supply of these securities combined with reduced demand will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our MBS portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of MBS would tend to increase. In addition, MBS valuations are subject to other financial risks, including mortgage basis spread risk. In periods of market volatility, changes in credit spreads and mortgage basis may result in changes in the value of MBS not being equally offset by changes in the value of derivative contracts used to manage portfolio valuation risks arising due to changes in interest rates. Such changes in the market value of our investments may affect our net equity, net income or cash flow directly through their impact on portfolio unrealized gains or losses, and therefore our ability to realize gains on such investments, or indirectly through their impact on our ability to borrow and access capital. This risk may be more pronounced during times of market volatility and negative economic conditions, such as those being experienced in connection with the COVID-19 pandemic.

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

The risks discussed above may be more pronounced during times of market volatility and negative economic conditions, such as those experienced in connection with the COVID-19 pandemic.

Changes in governmental laws and regulations, enforcement priorities, fiscal policies, property taxes and zoning ordinances can also have a negative impact on property values, which could result in borrowers’ deciding to stop paying their mortgages. This circumstance could cause defaults and loss severities to increase, thereby adversely impacting our results of operations.

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

We have elected the fair value option accounting model for certain of our investments and financing agreements. Changes in the fair value of assets, and a portion of the changes in the fair value of liabilities, accounted for using the fair value option are recorded in our consolidated statements of operations each period, which may result in volatility in our financial results. For example, we experienced such volatility particularly during the first and second quarters of 2020, at the height of the COVID-19-related market dislocations. There can be no assurance that such volatility in periodic financial results will not occur during 2022 or in future periods.

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

As part of our risk management process, models may be used to evaluate, depending on the asset class, house price appreciation and depreciation by county or region, prepayment speeds and frequency, cost and timing of foreclosures, as well as other factors. Certain assumptions used as inputs to the models may be based on historical trends. These trends may not be indicative of future results. Furthermore, the assumptions underlying the models may prove to be inaccurate, causing the model output also to be incorrect. In particular, the economic, financial and related impacts of events like the COVID-19 pandemic have been and will continue to be very difficult to model (including their impact on the housing and mortgage markets), as such events may be unprecedented in modern history and therefore subject to unique variables, assumptions and inputs, making historical data used in models less reliable. In the event models and data prove to be incorrect, misleading or incomplete, any decisions made in reliance thereon expose us to potential risks. For example, by relying on incorrect models and data, we may overestimate or underestimate credit losses, buy certain assets at prices that are too high, sell certain assets at prices that are too low or miss favorable opportunities altogether, which could have a material adverse impact on our financial results, business and growth prospects.

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

The difficulty in valuation is particularly significant with respect to our less liquid investments such as our re-performing loans (or RPLs) and non-performing loans (or NPLs). RPLs are loans on which a borrower was previously delinquent but has resumed repaying. Our ability to sell RPLs for a profit depends on the borrower continuing to make payments. An RPL could become a NPL, which could reduce our earnings. Our investments in residential whole loans may require us to engage in workout negotiations, restructuring and/or the possibility of foreclosure. These processes may be lengthy and expensive. If loans become REO, we, through a designated servicer that we retain, will have to manage these properties and may not be able to sell them. See the Risk Factor captioned “Credit and Other Risks Related to Our Investments - Our ability to sell REO on terms acceptable to us or at all may be limited.”

We may work with our third-party servicers and seek to help a borrower to refinance an NPL or RPL to realize greater value from such loan. However, there may be impediments to executing a refinancing strategy for NPLs and RPLs. For example during 2020, many mortgage lenders adjusted their loan programs and underwriting standards, which reduced the availability of mortgage credit to certain borrowers. This resulted in reduced availability of financing alternatives for borrowers seeking to refinance their mortgage loans.. To the extent prevailing mortgage interest rates rise from their current low levels, these risks would be exacerbated. The effect of the above would likely serve to make the refinancing of NPLs and RPLs potentially more difficult and less profitable for us.

Mortgage loan modification and refinancing programs and future legislative action may materially adversely affect the value of, and the returns on, our MBS and residential whole loan investments.

The U.S. Government, through the Federal Reserve, the U.S. Treasury Department, the FHA, the CFPB, and other agencies have in the past implemented, and may in the future implement, a number of federal programs designed to assist homeowners and help them avoid residential mortgage loan foreclosures, reduce or forgive certain mortgage payments, or otherwise mitigate losses for homeowners. In addition, Fannie Mae and Freddie Mac implemented their Flex Modification foreclosure prevention program, developed at the direction of the FHFA. Federal loss mitigation programs, as well as proprietary loss mitigation programs offered by investors and servicers, may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans. Especially with respect to our Non-Agency MBS and residential whole loan investments, loan modifications with respect to a given underlying loan, including, but not limited to, those related to principal payment deferrals, forbearance agreements, forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such investments. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, that result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may materially adversely affect the value of, and the returns on, these assets. See the Risk Factor captioned “Risks Associated with Adverse Developments in the Mortgage Finance and Credit Markets and Financial Markets Generally - Actions by the U.S. Government designed to stabilize or reform the financial markets may not achieve their intended effect or otherwise benefit our business, and could materially adversely affect our business” in this Form 10-K.

The Biden administration and Congress may propose and adopt changes in federal policies that have significant impacts on the legal and regulatory framework affecting the mortgage industry. These changes, including personnel changes at the applicable regulatory agencies, may alter the nature and scope of oversight affecting the mortgage finance industry generally and particularly the future role of Fannie Mae and Freddie Mac.

We may be adversely affected by risks affecting borrowers or the asset or property types in which certain of our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.

We are not required to limit our assets in terms of geographic location, diversification or concentration, except that we concentrate in residential mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography (see the Risk Factor captioned “Credit and Other Risks Related to Our Investments - A significant portion of our residential whole loans and residential mortgage securities are secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, our competition, natural disasters, terrorist events, pandemics, regulatory changes, adverse climate changes or other adverse events specific to those markets” in this Form 10-K), asset type (as is the case currently, as residential whole loans are by far our most concentrated asset type), property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or is undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, such as those experienced due to the COVID-19 pandemic, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for real estate in these areas may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks to these investments.

Our investments in residential whole loans subject us to servicing-related risks, including those associated with foreclosure and liquidation.

We rely on third-party servicers to service and manage the mortgages underlying our residential whole loans. The ultimate returns generated by these investments may depend on the quality of the servicer. If a servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in a higher frequency of default. If a servicer takes longer to liquidate non-performing mortgages, our losses related to those loans may be higher than originally anticipated. Any failure by servicers to service these mortgages and/or to competently manage and dispose of REO properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted with third-party servicers to carry out the actual servicing of the loans (including all direct interface with the borrowers), for loans that we purchase together with the related servicing rights, we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. (See the Risk Factor captioned “Regulatory Risk and Risks Related to the Investment Company Act of 1940 - Our business is subject to extensive regulation”.) In light of the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

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

The foreclosure process, especially in judicial foreclosure states such as New York, Florida and New Jersey (in which states we have significant exposure), can be lengthy and expensive, and the delays and costs involved in completing a foreclosure, and then subsequently liquidating the REO property through sale, may materially increase any related loss. In addition, at such time as title is taken to a foreclosed property, it may require more extensive rehabilitation than we estimated at acquisition. Thus, a material amount of foreclosed residential mortgage loans, particularly in the states mentioned above, could result in significant losses in our residential whole loan portfolio and could materially adversely affect our results of operations. Due to the COVID-19 pandemic, there were various federal, state, and local laws, regulations, orders, and ordinances limiting foreclosure and eviction remedies. On August 26, 2021, the United States Supreme Court declared unconstitutional an executive order issued by the Centers for Disease Control and Prevention (or CDC) and so it is no longer in effect. The Supreme Court’s ruling does not affect or preclude state and local jurisdictions from issuing orders stopping or limiting evictions and foreclosures in an effort to lessen the financial burden created by COVID-19 in their jurisdictions, and certain jurisdictions have pursued, and may continue to pursue, such limitations. Any such limitations could adversely impact the cash flow on those investments.

The expanding body of federal, state and local regulations and investigations of mortgage loan originators and servicers may increase costs of compliance and the risks of noncompliance, and may adversely affect servicers’ ability to perform their servicing obligations.

We work with and rely on third-party servicers to service the residential mortgage loans that we acquire through consolidated trusts. The mortgages underlying the MBS that we acquire are also serviced by third-party servicers that have been hired by the bond issuers. The mortgage servicing business is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions and increased compliance costs on a substantial portion of their operations. The volume of new or modified laws and regulations has increased in recent years and the regulators have identified mortgage loan servicing as an enforcement priority. Some jurisdictions and municipalities have enacted laws that restrict loan servicing activities, including delaying or preventing foreclosures or forcing the modification of certain mortgages.

Federal laws and regulations have also been proposed or adopted which, among other things, could hinder the ability of a servicer to foreclose promptly on defaulted residential loans, and which could result in assignees being held responsible for violations in the residential loan origination process. For example, due to regulations arising from the COVID-19 pandemic, there was a federal moratorium against evictions in place until at least August 26, 2021, which limited foreclosure and eviction remedies. In addition, mortgage lenders and third-party servicers have voluntarily, pursuant to federal, state or local regulation, or as part of settlements with law enforcement authorities, established loan modification programs relating to loans they hold or service. These federal, state and local legislative or regulatory actions that result in modifications of our outstanding mortgages, or interests in mortgages acquired by us either directly through consolidated trusts or through our investments in residential MBS, may adversely affect the value of, and returns on, such investments. Mortgage servicers may be incented by the federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgages. As a consequence of the foregoing matters, our business, financial condition, results of operations and ability to pay dividends, if any, to our stockholders may be adversely affected.

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

As of December 31, 2021, we had approximately $153.8 million of investments in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. Generally, we have the right to receive certain cash flows from the owner of the MSRs that are generated from the servicing fees and/or excess servicing spread associated with the MSRs. While we do not directly own MSRs, our investments in MSR-related assets indirectly expose us to risks associated with MSRs, such as the illiquidity of MSRs, the risks associated with servicing MSRs (that include, for example, significant regulatory risks and costs) and the ability of the owner to successfully manage its MSR portfolio. Furthermore, the value of MSRs is highly sensitive to changes in prepayment rates. Decreasing market interest rates are generally associated with increases in prepayment rates as borrowers are able to refinance their loans at lower costs. Prepayments result in the partial or complete loss of the cash flows from the related MSR. If these or other MSR-related risks come to fruition, the value of our MSR-related assets could decline significantly.

Our investments in mortgage loan originators expose us to additional risks.

As of December 31, 2021, we had approximately $71.7 million of non-controlling investments in certain loan originators from whom we acquire mortgage loans for investment on a periodic basis. These investments have taken the form of common equity and preferred equity. Unlike our investments in residential mortgage loans and mortgage-backed securities, our investments in loan originators are unsecured and not collateralized by any property of the originators. In addition, we do not manage any of the loan originators in which we have made investments, and because none of our investments give us a controlling stake in any of the loan originators, our ability to influence the business and operations of the originators is limited, in some instances significantly so. Also, because these loan originators are private closely-held enterprises, there are significant restrictions on our ability to sell or otherwise transfer our investments (which are generally illiquid). In the event one or more of the loan originators in which we have made investments should experience a significant decline in its business and operations or otherwise not be able to respond adequately to managerial, compliance or operational challenges that it may encounter, we may be required to write-down all or a portion of the applicable investment, which could have a material adverse impact on our results of operations.

We may fail to realize the anticipated benefits of the Lima One acquisition.

On July 1, 2021, we completed our acquisition of Lima One. The long-term success of the acquisition will depend on, among other things, our ability to continue to combine the businesses in a manner that facilitates growth opportunities (in particular, growth in our business purpose loan portfolio). Ultimately, we might not successfully combine the businesses in a manner that permits the benefits of the acquisition to be realized, including any anticipated growth. If we are not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected and the value of our common stock may be adversely impacted. In addition, the actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. Actual growth (particularly as related to our business purpose loan portfolio), if achieved, may be lower than what we expect and may take longer to achieve than anticipated. Additionally, at times the attention of our management may be focused on the integration of the businesses and diverted from day-to-day business operations or other opportunities that may have been beneficial to us.

Business purpose loans involve a high degree of business and financial risk.

Our operations and activities include business purpose loans originated by Lima One. These business purpose loans include short-term loans that are collateralized by 1-4 family residential properties and made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit, as well as long-term mortgage loans made to investors who intend to rent such properties to generate income. Such a borrower’s ability to repay its loan may be adversely impacted by numerous factors, including negative local or more general economic conditions and, in the case of rehabilitation loans, the borrower’s ability to complete the rehabilitation successfully, on budget and on time.

In addition, in the case of mortgage loans secured by rental properties, if tenants who rent their residence from a business purpose loan borrower are unable to make rental payments, are unwilling to make rental payments, or a waiver of the requirement to make rental payments on a timely basis, or at all, is available under the terms of any applicable forbearance or waiver agreement or program (which rental payment forbearance or waiver program may be available as a result of a government-sponsored or government-imposed program or under any such agreement or program a landlord may otherwise offer to tenants), then the value of business purpose loans we own will likely be impaired, potentially materially. Accordingly, deterioration in a borrower’s financial condition and prospects may be accompanied by deterioration in the collateral for the loan.

Additionally, as rehabilitation mortgage loans involve properties in transition, they may involve a greater risk of loss than traditional mortgage loans. This type of loan is typically used for acquiring and rehabilitating or improving the quality of single-family residential investment properties and generally serves as an interim financing solution for borrowers and/or properties prior to the borrower selling the property or stabilizing the property and obtaining long-term permanent financing. The typical borrower of these mortgage loans has often identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment. In addition, borrowers may use the proceeds of a conventional mortgage to repay a mortgage loan of this type. These loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the rehabilitation loan.

Similar to other mortgage loans that we hold for investment, business purpose loans are also subject to risks of borrower defaults, bankruptcies, fraud and other losses. Accordingly, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the loan. To the extent we suffer such losses with respect to these loans, our business, results of operations and financial condition may be materially adversely affected.

Moreover, although the loans originated by Lima One are business purpose loans, they are still subject to substantial state and federal regulation including around origination, underwriting, licensure, and servicing. Should Lima One experience a significant decline in its business and operations or otherwise not be able to respond adequately to managerial, compliance or operational challenges that could have a material adverse impact on our results of operations.

Prepayment and Reinvestment Risk

Prepayment rates on the mortgage loans underlying certain of our residential mortgage assets may materially adversely affect our profitability or could require us to sell assets in unfavorable market conditions.

In general, the mortgages collateralizing certain of our residential mortgage assets may be prepaid at any time without penalty. Prepayments result when borrowers satisfy (i.e., pay off) the mortgage upon selling or refinancing their mortgaged property. When we acquire assets collateralized by residential mortgage loans, we anticipate that the underlying mortgage loans will prepay at a projected rate which, together with expected coupon income, provides us with an expected yield on that asset. If we purchase an asset at a premium to par value, and borrowers then prepay the underlying mortgage loans at a faster rate than we expect, the increased prepayments would result in a yield lower than expected on such assets because we would be required to amortize the related premium on an accelerated basis. Conversely, if we purchase residential mortgage assets at a discount to par value, and borrowers then prepay the underlying mortgage loans at a slower rate than we expect, the decreased prepayments would result in a lower yield than expected on the asset and/or may result in a decline in the fair value of the asset, which would result in losses if the asset is accounted for at fair value or impairment for an AFS security if the fair value of the security is less than its amortized cost.

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

Our business strategy involves the use of borrowing or “leverage.” We use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets. Although we are not required to maintain any particular debt-to-equity ratio, certain of our borrowing agreements contain provisions requiring us not to have a debt-to-equity ratio exceeding specified levels. Future increases in the amount by which the collateral value is required to contractually exceed the repurchase transaction loan amount, decreases in the market value of our residential mortgage investments, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets. If the interest income on the residential mortgage investments that we have purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations. Such losses could be significant as a result of our leveraged structure. The risks associated with leverage are more acute during periods of economic slowdown or recession, which the U.S. economy experienced in connection with the conditions created by the COVID-19 pandemic. The use of leverage to finance our residential mortgage investments involves a number of other risks, including, among other things, the following:

•If we are unable to renew our borrowings at acceptable interest rates, it may force us to sell assets under adverse market conditions, which may materially adversely affect our liquidity and profitability. Since a portion of our borrowings to finance longer-term residential mortgage investments are under short-term repurchase agreements, our ability to achieve our investment objectives depends on our ability to borrow funds in sufficient amounts and on acceptable terms, and on our ability to renew or replace maturing borrowings on a continuous basis. Our repurchase agreement credit lines are renewable at the discretion of our lenders and, as such, do not contain guaranteed roll-over terms. Our ability to enter into repurchase transactions in the future will depend on the market value of our residential mortgage investments pledged to secure the specific borrowings, the availability of acceptable financing and market liquidity and other conditions existing in the lending market at that time. If we are not able to renew or replace maturing borrowings, we could be forced to sell assets, including assets in an unrealized loss position, in order to maintain liquidity. Forced sales, particularly under adverse market conditions, as frequently occurred during the onset of the COVID-19 pandemic, could result in lower sales prices than ordinary market sales made in the normal course of business. If our residential mortgage investments were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could materially adversely affect our earnings.

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

•If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses. When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders. Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets. At December 31, 2021, we had greater than 5% stockholders’ equity at risk to the following financing agreement counterparties: Credit Suisse (approximately 21.9%), Barclay’s Bank (approximately 21.1%) and Wells Fargo (approximately 9.9%).

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

•Our use of repurchase agreements to borrow money may give our lenders greater rights in the event of bankruptcy. Borrowings made under repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code. If a lender under one of our repurchase agreements defaults on its obligations, it may be difficult for us to recover our assets pledged as collateral to such lender. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act of 1950, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur. In addition, in the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the Bankruptcy Code, the effect of which, among other things, would be to allow the creditor under the agreement to avoid the automatic stay provisions of the Bankruptcy Code and take possession of, and liquidate, our collateral under our repurchase agreements without delay. Our risks associated with the insolvency or bankruptcy of a lender maybe more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets.

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

The impact of inflation may adversely affect our financial performance.

Inflation by some measures is at the highest readings since 1982, and inflationary pressures have broadened from goods earlier in the pandemic to include shelter costs and a number of labor-intensive services. The rapid acceleration of inflation led to an abrupt shift in the Federal Reserve’s monetary policy stance as they no longer consider these price pressures to be “transitory”. Coming into 2021, the consensus view, including within the Federal Reserve, was that tapering of its treasuries and agency RMBS bond buying program would not begin until 2022, with rates unlikely to rise until 2024. The Federal Reserve actually began to taper its bond buying program in November and then doubled the pace of cuts in December 2021. In addition, the recent updated set of Federal Reserve dot projections called for three quarter-point rate hikes in 2022, a significant turnaround in officials’ policy outlook from earlier in the year. As the Federal Reserve lifts its federal funds target rate, the margin between short and long-term rates could further compress. Given our reliance on short-term borrowings to generate interest income, if the curve continues to flatten or even invert, or if Federal Reserve finds itself falling behind on inflation and more aggressively tightens that their current projections, our results of operations, financial condition and business could be materially adversely impacted.

The discontinuation of LIBOR may affect our financial results.

The interest rates on our repurchase agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR. On March 5, 2021, the United Kingdom Financial Conduct Authority (or FCA), which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June

30, 2023. The FCA's announcement coincides with the March 5, 2021, announcement of LIBOR's administrator, the ICE Benchmark Administration Limited (or IBA), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. Moreover, any adjustable-rate mortgage loans based upon LIBOR will need to convert by that time too.

In the United States, the Alternative Reference Rates Committee (or ARRC), a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (or SOFR) plus a recommended spread adjustment as LIBOR’s replacement. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. At December 31, 2021, we had Swaps with an aggregate notional balance of approximately $900.0 million whose interest rates were based on SOFR. Although SOFR is the ARRC's recommended replacement rate, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. Furthermore, lenders may select alternative rates sooner than June 30, 2023, either in amendments to existing facilities or as we decide to enter into new facilities. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs and other operations given the remaining uncertainty about which rates will replace LIBOR and the related timing.

Holders of our fixed-to-floating preferred shares should refer to the relevant prospectus to understand the USD-LIBOR cessation provisions applicable to that class. We do not currently intend to amend any of our fixed-to-floating preferred shares to change the existing USD-LIBOR cessation fallbacks. Our fixed-to-floating preferred shares become callable at the same time they begin to pay a USD-LIBOR-based rate. Should we choose to call our fixed-to-floating preferred shares in order to avoid a dispute over the results of the USD-LIBOR fallbacks, we may be forced to raise additional funds at an unfavorable time.

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

The assets that comprise our investment portfolio and that we acquire are not traded on an exchange. A portion of our investments are subject to legal and other restrictions on resale and are otherwise generally less liquid than exchange-traded securities. Any illiquidity of our investments may make it difficult for us to sell such investments if the need or desire arises. In addition, if we are required to liquidate all or a portion of our portfolio quickly, as frequently occurred during the onset of the COVID-19 pandemic in the first half of 2020, we may realize significantly less than the value at which we have previously recorded our investments. Further, we may face other restrictions on our ability to liquidate an investment in a business entity to the extent that we have or could be attributed with material, non-public information regarding such business entity. As a result, our ability to vary our portfolio in response to changes in economic and other conditions may be relatively limited, which could adversely affect our results of operations and financial condition.

Actions by the U.S. Government designed to stabilize or reform the financial markets may not achieve their intended effect or otherwise benefit our business, and could materially adversely affect our business.

Our business is heavily regulated. In July 2010, the U.S. Congress enacted the Dodd-Frank Act, in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act imposes significant restrictions on the proprietary trading activities of certain banking entities and subjects other systemically significant entities and activities regulated by the Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the MBS market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. The Dodd-Frank Act also imposes significant regulatory restrictions on the origination and servicing of residential mortgage loans. The Dodd-Frank Act’s extensive requirements, and implementation by regulatory agencies such as the Commodity Futures Trading Commission (or CFTC), CFPB, FDIC, Federal Reserve, and the SEC may have a significant effect on the financial markets, and may affect the availability or terms of financing, derivatives or MBS, each of which could have a material adverse effect on our business.

Federal consumer protection laws and regulations regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include, among others, the CFPB “ability-to-repay” and “qualified mortgage” regulations. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 (or HOEPA), which was expanded under the Dodd Frank Act, prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Business purpose loans secured by 1-4 family residences are also subject to federal and state regulation. The Dodd-Frank Act grants enforcement authority and broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers. The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating rating agencies. Numerous regulations have been issued pursuant to the Dodd-Frank Act, including regulations regarding mortgage loan servicing, underwriting and loan originator compensation and others could be issued in the future. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, and interpreted, and the recent trends among federal and state lawmakers and regulators have been toward increasing laws, regulations, and investigative procedures concerning the mortgage industry generally. As a result, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws or regulations that may be adopted in the future, will affect our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, origination of business purpose loans secured by 1-4 family residential property, and the securitization industry. We believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to continue to increase the economic and compliance costs for participants in the mortgage origination and securitization industries, including us.

Some states have enacted, or may enact, similar laws or regulations, which in some cases may impose restrictions and requirements greater than those in place under federal laws and regulations. In addition, under the anti-predatory lending laws of some states, the origination of certain residential mortgage loans, including loans that are classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the borrower. This test, as well as certain standards set forth in the “ability-to-repay” and “qualified mortgage” regulations, may be highly subjective and open to interpretation. As a result, a court may determine that a residential mortgage loan did not meet the applicable standard or test even if the originator reasonably believed such standard or test had been satisfied. Failure of residential mortgage loan originators or servicers to comply with federal consumer protection laws and regulations could subject us, or as an assignee or purchaser of these loans (or as an investor in securities backed by these loans), to monetary penalties and defenses to foreclosure, including by recoupment or setoff of damages and costs, which for some violations includes the sum of all finance charges and fees paid by the consumer, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results. Similarly, with respect to any mortgage loan that we originate, any failure by us or servicers to comply with federal or state laws and regulations could subject us, or an assignee or purchaser of these loans (to the extent that we sell them to an investor in securities backed by these loans), to monetary penalties and defenses to foreclosure, including by recoupment or setoff of damages and costs, which for some violations includes the sum of all finance charges and fees paid by the borrower, and could result in rescission of the affected residential mortgage loans, which could adversely impact our business and financial results.

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

Various regulatory measures enacted in response to the COVID-19 pandemic affect mortgage servicing and could have a material adverse effect on our business and financial results. For example, on March 27, 2020, the CARES Act was signed into law. Among the provisions in this wide-ranging law are protections for homeowners experiencing financial difficulties due to COVID-19, including forbearance provisions and procedures. Borrowers with federally backed mortgage loans, regardless of delinquency status, were permitted to request loan forbearance for a six-month period, with the option to extend forbearance for another six-month period if necessary. The CARES Act also modified the manner in which accounts subject to financial accommodation are reported to consumer reporting agencies. Although the initial deadline to request forbearance on federally backed loans was set to expire under the CARES Act on December 31, 2020, FHFA and CFPB announced extensions of several measures to align COVID-19 mortgage relief policies across the federal government, including additional three-month extensions of COVID-19 forbearance or payment deferral options for certain borrowers. Federally backed mortgage loans are loans secured by first- or subordinate-liens on 1-4 family residential real property, including individual units of condominiums and cooperatives, which are insured or guaranteed pursuant to certain government housing programs, such as by the Federal Housing Administration or U.S. Department of Agriculture, or are purchased or securitized by Fannie Mae or Freddie Mac. The CARES Act also included a temporary 60-day foreclosure moratorium that applied to federally backed mortgage loans, which lasted until July 24, 2020. However, the foreclosure moratorium was extended several times to July 31, 2021 and the forbearance enrollment window was extended through September 30, 2021 by the Department of Housing and Urban Development, Department of Veterans Affairs, the Department of Agriculture and FHFA, which includes mortgages backed by Fannie Mae and Freddie Mac. Although the federal foreclosure moratorium expired, various states and local jurisdictions also imposed foreclosure moratoriums, some of which will still be in effect after the federal moratorium expires. On July 30, 2021, FHFA announced that Fannie Mae and Freddie Mac were extending the moratorium on single-family real estate owned (REO) evictions until September 30, 2021. The Biden Administration may pass additional stimulus bills, foreclosure relief measures and may reinstate foreclosure and eviction moratoriums that may continue to adversely impact the cash flow on mortgage loans.

The CFPB has announced that it is carefully monitoring conditions in the mortgage market and taking steps to minimize avoidable foreclosures and address any compliance failures, including by conducting prioritized assessments, or targeted supervisory reviews, designed to obtain real-time information from mortgage services due to the elevated risk of consumer harm because of the COVID-19 pandemic. On June 28, 2021, the CFPB finalized amendments to the federal mortgage servicing regulations designed support the housing market’s transition to post-pandemic operation. The rules established temporary special safeguards to help ensure that borrowers have time before foreclosure to explore their options, including loan modifications and selling their homes. The rules cover loans on principal residences, generally exclude small servicers, and took effect on August 31, 2021. On November 10, 2021, the Board of Governors of the Federal Reserve, the CFPB, the FDIC,

the National Credit Union Administration, the Office of the Comptroller of the Currency, and the state financial regulators (collectively, agencies) announced that they were discontinuing the more flexible supervisory approach announced in April 2020, concluding that servicers have had sufficient time to adjust their operations by, among other things, taking steps to work with consumers affected by the COVID-19 pandemic and developing more robust business continuity and remote work capabilities. CFPB’s December 2021 Supervisory Highlights show, among other things, that CFPB is prioritizing compliance with Regulation Z and Regulation X, as well as unfair and deceptive acts or practices prohibited by the CFPB. This enhanced scrutiny is likely to continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

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

Although we do not directly service residential mortgage loans (except for business purpose loans originated and serviced by Lima One), we must comply with various federal and state laws, rules and regulations as a result of owning MBS and residential whole loans. These rules generally focus on consumer protection and include, among others, rules promulgated under the Dodd-Frank Act, and the Gramm-Leach-Bliley Financial Modernization Act of 1999 (or Gramm-Leach-Bliley). These requirements can and do change as statutes and regulations are enacted, promulgated, amended and interpreted, and the recent trend among federal and state lawmakers and regulators has been toward increasing laws, regulations and investigative proceedings in relation to the mortgage industry generally. For example, on December 10, 2020, the CFPB issued a final rule that adopts a set of “bright-line” loan pricing thresholds to replace the previous General Qualified Mortgage 43% debt-to-income threshold calculated in accordance with “Appendix Q” and removes Appendix Q (or General QM Final Rule). The effective date of the General QM Final Rule was March 1, 2021, and the mandatory compliance date was July 1, 2021. On December 10, 2020, the CFPB also issued a final rule that creates a new category of a qualified mortgage, referred to as a “Seasoned QM” (or Seasoned QM Final Rule). A loan is eligible to become a Seasoned QM if it is a first-lien, fixed rate loans that meets certain performance requirements over a seasoning period of 36 months, is held in portfolio until the end of the seasoning period by the originating creditor or first purchaser, complies with general restrictions on product features and points and fees, and meets certain underwriting requirements. The effective date for the Seasoned QM Final Rule was March 1, 2021. At this time, however, there can be no assurance what impact these final rules will have on the mortgage market and the “ability-to-repay” rules. Furthermore, the temporary qualified mortgage provision applicable to certain mortgage loans eligible for purchase or guarantee by the GSEs under the ability-to-repay, commonly referred to as the “GSE Patch,” was scheduled to expire on the earlier of (i) the mandatory compliance date of the final rule amending the general qualified mortgage definition described above (July 1, 2021) or (ii) the date that the GSEs exit conservatorship. On April 27, 2021, the CFPB issued a final rule extending the mandatory compliance date of the General Qualified Mortgage Rule to October 1, 2022. It similarly extends expiration of the GSE patch to October 1, 2022 or the date the applicable GSE exits conservatorship, whichever happens first. We cannot predict the impact of its expiration on the mortgage market.

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

We are a holding company and conduct our real estate business primarily through wholly-owned subsidiaries. We conduct our real estate business so that we do not come within the definition of an investment company because less than 40% of the value of our adjusted total assets on an unconsolidated basis will consist of “investment securities.” The securities issued by any wholly-owned or majority-owned subsidiaries that we may form in the future that are excepted from the definition of “investment company” based on Section 3(c)(1) or 3(c)(7) of the Investment Company Act, together with any other investment securities we may own, may not have a value in excess of 40% of the value of our adjusted total assets on an unconsolidated basis. We monitor our holdings to ensure continuing and ongoing compliance with the 40% Test. This requirement limits the types of businesses in which we may engage through our subsidiaries. In addition, the assets we and our subsidiaries may acquire are limited by the provisions of the Investment Company Act, the rules and regulations promulgated under the Investment Company Act and SEC staff interpretative guidance, which may adversely affect our performance. In addition, we believe we will not be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because we will not engage primarily or hold ourselves out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through our wholly-owned subsidiaries, we will be primarily engaged in the non-investment company businesses of these subsidiaries.

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

We expect that our subsidiaries that invest in residential mortgage loans (whether through a consolidated trust or otherwise) will rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of each of these subsidiaries’ assets be comprised of qualifying real estate assets and at least 80% of each of their portfolios be comprised of qualifying real estate assets and real estate-related assets under the Investment Company Act. Mortgage loans that were fully and exclusively secured by real property are generally qualifying real estate assets for purposes of the exemption. All or substantially all of our residential mortgage loans are fully and exclusively secured by real property with a loan-to-value ratio of less than 100%. As a result, we believe our residential mortgage loans that are fully and exclusively secured by real property meet the definition of qualifying real estate assets. To the extent we own any residential mortgage loans with a loan-to-value ratio of greater than 100%, we intend to classify, depending on guidance from the SEC staff, only the portion of the value of such loans that does not exceed the value of the real estate collateral as qualifying real estate assets and the excess as real estate-related assets. If the SEC determines that any of a subsidiary’s securities are not qualifying real estate assets or real estate related assets or otherwise believes such subsidiary does not satisfy the exemption under Section 3(c)(5)(C), we could be required to restructure our activities or sell certain of our assets.

In August 2011, the SEC issued a “concept release” pursuant to which they solicited public comments on a wide range of issues relating to companies engaged in the business of acquiring mortgages and mortgage-related instruments and that rely on Section 3(c)(5)(C) of the Investment Company Act. The concept release and the public comments thereto have not yet resulted in SEC rulemaking or interpretative guidance and we cannot predict what form any such rulemaking or interpretive guidance may take. There can be no assurance, however, that the laws and regulations governing the Investment Company Act status of REITs, or guidance from the SEC or its staff regarding the exemption from registration as an investment company on which we rely, will not change in a manner that adversely affects our operations. We expect each of our subsidiaries relying on Section 3(c)(5)(C) to rely on guidance published by the SEC staff or on our analyses of guidance published with respect to other types of assets, if any, to determine which assets are qualifying real estate assets and real estate-related assets. The potential outcomes of the SEC’s actions are unclear as is the SEC’s timetable for its review and actions. To the extent that the SEC staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. In addition, we may be limited in our ability to make certain investments and these limitations could result in us holding assets we might wish to sell or selling assets we might wish to hold.

Certain of our subsidiaries that hold residential mortgage loans through majority owned subsidiaries may rely on the exemption provided by Section 3(c)(6), which excludes from the definition of “investment company” any company primarily engaged, directly or through majority-owned subsidiaries, in a business, among others, described in Section 3(c)(5)(C) of the Investment Company Act (from which not less than 25% of such company’s gross income during its last fiscal year was derived) together with an additional business or additional businesses other than investing, reinvesting, owning, holding or trading in securities. The SEC staff has issued little interpretive guidance with respect to Section 3(c)(6) and any guidance published by the staff could require us to adjust our strategy accordingly.

To the extent that the SEC staff provides more specific guidance regarding any of the matters bearing upon the exemptions or exceptions from registration under the Investment Company Act that we and our subsidiaries rely on, we may be required to adjust our strategy accordingly. Any additional guidance from the SEC staff could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen. If we fail to qualify for exemption from registration as an investment company, our ability to use leverage would be substantially reduced, and we would not be able to conduct our business as described.

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

We primarily use Swaps to hedge against future increases in interest rates on our financing agreements. Should a Swap counterparty be unable to make required payments pursuant to such Swap, the hedged liability would cease to be hedged for the remaining term of the Swap. In addition, we may be at risk for any collateral held by a hedging counterparty to a Swap, should such counterparty become insolvent or file for bankruptcy. Our hedging transactions, which are intended to limit losses, may actually adversely affect our earnings, which could reduce our cash available for distribution to our stockholders.

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

Our use of TRSs may cause us to fail to qualify as a REIT.

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

Qualified dividend income payable to U.S. investors that are individuals, trusts, and estates is subject to the reduced maximum tax rate applicable to long-term capital gains. Dividends paid by REITs, however, are generally not eligible for the reduced qualified dividend rates. For taxable years beginning before January 1, 2026, non-corporate taxpayers may deduct up to 20% of certain pass-through business income, including “qualified REIT dividends” (generally, dividends received by a REIT stockholder that are not designated as capital gain dividends or qualified dividend income), subject to certain limitations. Although the reduced U.S. federal income tax rate applicable to qualified dividend income does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends and the reduced corporate tax rate could cause certain non-corporate investors to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our common stock.

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

The present U.S. federal income tax treatment of REITs and their shareholders may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the U.S. federal income tax treatment of an investment in us. Revisions in U.S. federal income tax laws and interpretations thereof, including those dealing with REITs, are constantly under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations. Such changes could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us. In addition, several proposals have been made that would make substantial changes to the federal income tax laws generally. We cannot predict whether any of these proposed changes will become law. We cannot predict the long-term effect of any future law changes on REITs and their stockholders. Any such changes could have an adverse effect on an investment in our stock or on the market value or the resale potential of our assets.

Risks Related to Our Corporate Structure

Our ownership limitations may restrict business combination opportunities.

To qualify as a REIT under the Code, no more than 50% of the value of our outstanding shares of capital stock may be owned, directly or under applicable attribution rules, by five or fewer individuals (as defined by the Code to include certain entities) during the last half of each taxable year. To preserve our REIT qualification, among other things, our charter generally prohibits direct or indirect ownership by any person of more than 9.8% of the number or value of the outstanding shares of our capital stock. Generally, shares owned by affiliated owners will be aggregated for purposes of the ownership limit. Any transfer of shares of our capital stock or other event that, if effective, would (a) violate the ownership limit, (b) cause us to become “closely held” under Section 856(h) of the Code or (c) would cause our equity stock to be owned by fewer than 100 persons, will be void as to that number of shares of capital stock in excess of the ownership limit, causing us to be “closely held” or which would otherwise be owned by the transferee, respectively, and the intended transferee will acquire no rights in such shares. Shares issued or transferred that would cause any stockholder to own more than the ownership limit or cause us to become “closely held” under Section 856(h) of the Code will automatically be converted into an equal number of shares of excess stock. All excess stock will be automatically transferred, without action by the prohibited owner, to a trust for the exclusive benefit of one or more charitable beneficiaries that we select, and the prohibited owner will not acquire any rights in the shares of excess stock. The restrictions on ownership and transfer contained in our charter could have the effect of delaying, deferring or preventing a change in control or other transaction in which holders of shares of common stock might receive a premium for their shares of common stock over the then current market price or that such holders might believe to be otherwise in their best interests. The ownership limit provisions also may make our shares of common stock an unsuitable investment vehicle for any person seeking to obtain, either alone or with others as a group, ownership of more than 9.8% of the number or value of our outstanding shares of capital stock.

Provisions of Maryland law and other provisions of our organizational documents may limit the ability of a third-party to acquire us.

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

Our Board may approve the issuance of capital stock with terms that may discourage a third-party from acquiring us.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.         Properties.

Office Leases

Our primary lease commitments relate to our corporate headquarters. In April 2021, we relocated our corporate headquarters, terminating our prior lease on April 30, 2021. For the year ended December 31, 2021, we recorded an expense of approximately $4.0 million in connection with these two leases.

In addition, we have a lease through February 2025 for our Lima One offices located in Greenville, South Carolina.

At December 31, 2021, we expect our future rent expense, exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes, to be approximately $5.0 million per year.

Item 3.         Legal Proceedings.

There are no material legal proceedings to which we are a party or to which any of our assets are subject.

Item 4.         Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed on the New York Stock Exchange, under the symbol “MFA”. Our Series B Preferred Stock and Series C Preferred Stock are also listed on the NYSE, under the symbols “MFA/PB” and “MFA/PC”, respectively.

Holders

As of February 18, 2022, we had 495 registered holders of our common stock.  Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock.  We have paid full cumulative dividends on our preferred stock on a quarterly basis through December 31, 2021.  We have historically declared cash dividends on our common stock on a quarterly basis.  During 2021 and 2020, we declared total cash dividends to holders of our common stock of $169.3 million ($0.385 per share) and $56.5 million ($0.125 per share), respectively.  In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the year ended December 31, 2021, the portion of our common stock dividends that was deemed to be a return of capital was $0.2628 per share of common stock. For the year ended December 31, 2020, the portion of our common stock dividends that was deemed to be a return of capital was $0.05 per share of common stock. For the year ended December 31, 2019, the portion of our common stock dividends that were deemed to be capital gains were $0.1672 per share of common stock. (For additional dividend information, see Notes 10(a) and 10(b) to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

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

The table below provides details of dividends on our common stock declared during the years 2021 and 2020:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2021	December 14, 2021	December 31, 2021	January 31, 2022	$0.110	(1)
	September 15, 2021	September 30, 2021	October 29, 2021	0.100
	June 15, 2021	June 30, 2021	July 30, 2021	0.100
	March 12, 2021	March 31, 2021	April 30, 2021	0.075

2020	December 17, 2020	December 30, 2020	January 29, 2021	$0.075	(2)
	August 6, 2020	September 30, 2020	October 30, 2020	0.050

(1)At December 31, 2021, we had accrued dividends and dividend equivalents payable of $47.8 million related to the common stock dividend declared on December 14, 2021. This dividend will be considered taxable income to the recipient in 2022. For more information see our 2021 Dividend Tax Information on our website.
(2)At December 31, 2020, we had accrued dividends and dividend equivalents payable of $34.0 million related to the common stock dividend declared on December 17, 2020. This dividend was considered taxable income to the recipient in 2021. For more information see our 2020 Dividend Tax Information on our website.

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

Purchases of Equity Securities

On November 2, 2020, our Board authorized a stock repurchase program under which we may repurchase up to $250 million of our common stock through the end of 2022. The Board’s authorization replaces the authorization under our existing stock repurchase program that was adopted in December 2013, which authorized us to repurchase up to 10 million shares of common stock and under which approximately 6.6 million shares remained available for repurchase.

The stock repurchase program does not require the purchase of any minimum number of shares. The timing and extent to which we repurchase our shares will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice. Acquisitions under the stock repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws (including, in our discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Securities Exchange Act of 1934, as amended (or the “Exchange Act”)).

During the year ended December 31, 2021, we repurchased 20,101,494 shares of our common stock through the stock repurchase program at an average cost of $4.26 per share and a total cost of approximately $85.6 million, net of fees and commissions paid to the sales agent of approximately $201,000. As of December 31, 2021, we were permitted to purchase an additional $80.3 million of our common stock under our stock repurchase program. In addition, we have repurchased 7,870,658 shares of our common stock through the stock repurchase program in the first quarter of 2022 through February 18, 2022, through the use of a plan adopted under Rule 10b5-1 promulgated under the Exchange Act.

The following table presents information with respect to (i) shares of common stock repurchased by us under the stock repurchase program and (ii) restricted shares withheld (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or restricted stock units (or RSUs) and (iii) approximate dollar value for repurchase under the stock repurchase program during the fourth quarter of 2021:

Month	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Approximate Dollar Value that May Yet be Purchased Under the Repurchase Program or Employee Plan

October 1-31, 2021:
Shares Repurchased (3)	—	$—	—	$117,696,744
November 1-30, 2021:
Shares Repurchased (3)	5,416,070	$4.42	5,416,070	$93,838,258
December 1-31, 2021:
Shares Repurchased (3)	3,079,195	4.42	3,079,195	$80,264,989
Total Shares Repurchased (3)	8,495,265	$4.42	8,495,265	$80,264,989
Employee Transactions (4)	—	$—	N/A	N/A

(1)The Board authorized our stock repurchase program on November 2, 2020, under which we may repurchase up to $250 million of our common stock through the end of 2022.
(2)Includes brokerage commissions.
(3)As of December 31, 2021, we had repurchased an aggregate approximate dollar value of $169.7 million under the stock repurchase program.
(4)Our Equity Plan provides that the value of the shares delivered or withheld be based on the price of our common stock on the date the relevant transaction occurs.

Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 on a monthly basis and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase.  Computershare Shareowner Services LLC is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and who want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and who want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent. During the years ended 2021 and 2020, we issued 431,699 and 235,635 shares of common stock through the DRSPP generating net proceeds of approximately $1.9 million and $1.0 million, respectively.

At-the-Market Offering Program

On August 16, 2019, we entered into a three-year distribution agreement under the terms of which we may offer and sell shares of our common stock having an aggregate gross sales price of up to $400.0 million (or the ATM Shares), from time to time, through various sales agents, pursuant to an at-the-market equity offering program (or the ATM Program). Sales of the ATM Shares, if any, may be made in negotiated transactions or by transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415 under the 1933 Act, including sales made directly on the NYSE or sales made to or through a market maker other than an exchange. The sales agents are entitled to compensation of up to two percent of the gross sales price per share for any shares of common stock sold under the distribution agreement.

During the years ended December 31, 2021 and 2020, we did not sell any shares of common stock through the ATM Program. At December 31, 2021, approximately $390.0 million remained outstanding for future offerings under this program.

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

At December 31, 2021, we had total assets of approximately $9.1 billion, of which $7.9 billion, or 87%, represented residential whole loans acquired through interests in certain trusts established to acquire the loans or originated by Lima One. Our Purchased Performing Loans, which as of December 31, 2021 comprised approximately 80% of our residential whole loans, include: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (or Agency eligible investor loans), and (v) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). In addition, at December 31, 2021, we had approximately $256.7 million in investments in Securities, at fair value, which represented approximately 3% of our total assets.  At such date, our Securities, at fair value included MSR-related assets and CRT securities. Our MSR-related assets include term notes whose cash flows are considered to be largely dependent on MSR collateral and loan participations to provide financing to mortgage originators that own MSRs. Our remaining investment-related assets, which represent approximately 4% of our total assets at December 31, 2021, were primarily comprised of REO, capital contributions made to loan origination partners, other interest-earning assets, and loan-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income and the market value of our assets, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive residential mortgage assets. Changes in these factors, or uncertainty in the market regarding the potential for changes in these factors, can result in significant changes in the value and/or performance of our investment portfolio. Further, our GAAP results may be impacted by market volatility, resulting in changes in market values of certain financial instruments for which changes in fair value are recorded in net income each period, such as certain residential whole loans and CRT securities. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds, the behavior of which involves various risks and uncertainties. Interest rates and CPRs (which is an annualized measure of the amount of unscheduled principal prepayments on an asset as a percentage of the asset balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our financial results are impacted by estimates of credit losses that are required to be recorded when loans that are not accounted for at fair value through net income are acquired or originated, as well as changes in these credit loss estimates that will be required to be made periodically.

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

Premiums arise when we acquire an MBS at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value) or when we acquire residential whole loans at a price in excess of their aggregate principal balance Conversely, discounts arise when we acquire an MBS at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Accretable purchase discounts on these investments are accreted to interest income. Premiums paid to purchase loans, primarily on certain of our Non-QM loans, business purpose loans and Agency eligible investor loans, are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets.

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR reflects the conditional prepayment rate, which measures voluntary prepayments of a loan, and the conditional default rate (or CDR) measures involuntary prepayments resulting from defaults. CPRs on our residential mortgage securities and whole loans may differ significantly. For the year ended December 31, 2021, the average CPRs on certain of our loan portfolios were: 35.3% for Non-QM loans, 24.2% for Single-family rental loans, 17.4% for Purchased Credit Deteriorated loans, and 16.3% for Purchased Non-Performing loans.

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

Our residential mortgage investments have longer-term contractual maturities than our non-securitization related financing liabilities. Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments. In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which currently include Swaps and short positions in to be announced (or TBA) securities.

Recent Market Conditions and Our Strategy

At December 31, 2021, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value, was approximately $8.3 billion compared to $6.0 billion at December 31, 2020.

The following table presents the activity for our residential mortgage asset portfolio for the year ended December 31, 2021:

(In Millions)	December 31, 2020	Runoff (1)	Acquisitions (2)	Other (3)	December 31, 2021	Change
Residential whole loans and REO	$5,575	$(2,167)	$4,593	$68	$8,069	$2,494
Securities, at fair value	400	(157)	—	14	257	(143)
Totals	$5,975	$(2,324)	$4,593	$82	$8,326	$2,351
(1)Primarily includes principal repayments and sales of REO.
(2)Includes draws on previously originated Rehabilitation loans.
(3)Primarily includes changes in fair value and changes in the allowance for credit losses.

At December 31, 2021, our total recorded investment in residential whole loans and REO was $8.1 billion, or 96.9% of our residential mortgage asset portfolio. Of this amount, $6.3 billion are Purchased Performing Loans, $525.0 million are Purchased Credit Deteriorated Loans and $1.1 billion are Purchased Non-performing Loans. Loan acquisition activity of $4.6 billion during 2021 included $2.2 billion of Non-QM loans, $1.3 billion of business purpose loans (including draws on Rehabilitation loans), and $1.1 billion of Agency eligible investor loans. During 2021, we recognized approximately $303.5 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 5.26%, with Purchased Performing Loans generating an effective yield of 4.35%, Purchased Credit Deteriorated Loans generating an effective yield of 6.56% and Purchased Non-performing Loans generating an effective yield of 8.39%. In addition, all of our Purchased Non-performing Loans and certain of our Purchased Performing Loans are measured at fair value as a result of the election of the fair value option at acquisition. Included in earnings in other income, net are net gains on these loans of $16.7 million for the year ended December 31, 2021. At December 31, 2021 and 2020, we had REO with an aggregate carrying value of $156.2 million and $249.7 million, respectively, which is included in Other assets on our consolidated balance sheets.

In response to the financial impact of COVID-19 on borrowers, and in compliance with various federal and state guidelines, starting in the first quarter of 2020, we offered short-term relief to certain borrowers who were contractually current at the time the pandemic started to impact the economy. Under the terms of such plans, for certain borrowers a deferral plan was entered into where missed payments were deferred to the maturity of the related loan, with a corresponding change to the loan’s next payment due date. In addition, certain borrowers were granted up to a seven-month “zero pay” forbearance with payments required to resume at the conclusion of the plan. For these borrowers, delinquent payments were permitted to be placed on specified repayment plans. While the majority of the borrowers granted relief have resumed making payments at the conclusion of such deferral and forbearance periods, certain borrowers, particularly in our Non-QM loan portfolio, continue to be impacted financially by COVID-19 and have not yet resumed payments. When these borrowers became more than 90 days delinquent on payments, any interest income receivable related to the associated loans was reversed in accordance with our non-accrual policies. At December 31, 2021, Non-QM loans with an unpaid principal balance of $94.8 million, or 2.8% of the portfolio, were more than 90 days delinquent. For these and other borrowers that have been impacted by COVID-19, we are continuing to evaluate loss mitigation options with respect to these loans, including forbearance, repayment plans, loan modification and foreclosure. In addition, at December 31, 2021, Rehabilitation Loans with an unpaid principal balance of $103.0 million, or 14.1% of the portfolio, were more than 90 days delinquent. Because rehabilitation loans are shorter term and repayment is usually dependent on completion of the rehabilitation project and sale of the property, the strategy to resolve delinquent rehabilitation loans differs from owner occupied loans. Consequently, forbearance and repayment plans are offered less frequently. However, we seek to work with delinquent rehabilitation loan borrowers whose projects are close to completion or are listed for sale in order to provide the borrower the opportunity to sell the property and repay our loan. In circumstances where the borrower is not able to complete the project or we are not able to work with the borrower to our mutual benefit, we pursue foreclosure or other forms of resolution.

At December 31, 2021, our Securities, at fair value totaled $256.7 million and included $153.8 million of MSR-related assets and $102.9 million of CRT securities. The net yield on our Securities, at fair value was 22.95% for 2021, compared to 6.16% for 2020. The increase in the net yield on our Securities, at fair value portfolio primarily reflects accretion income of approximately $20.5 million recognized during 2021 due to the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020, and $8.1 million of accretion recognized during 2021 on the redemption of a Non-Agency MBS security that had been previously purchased at a discount.

We adopted the accounting standard addressing the measurement of credit losses on financial instruments (CECL) on January 1, 2020 for loans on which we do not elect the fair value option at the time of acquisition. CECL requires that reserves for credit losses be estimated at the reporting date based on expected cash flows for the life of the loan or financial asset, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions. For 2021, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $44.9 million. The reversal for the period primarily reflects run-off of loans held at carrying value and adjustments to certain macroeconomic and loan prepayment speed assumptions used in our credit loss forecasts. The total allowance for credit losses recorded on residential whole loans held at carrying value at December 31, 2021 was $39.4 million. In addition, as of December 31, 2021, CECL reserves for credit losses totaling approximately $205,000 were recorded related to undrawn commitments on loans held at carrying value.

During 2021, we continued to execute on our strategy of entering into more durable forms of financing by completing eight securitizations consisting of $2.6 billion of residential whole loans.

Our GAAP book value per common share was $4.78 as of December 31, 2021. Book value per common share increased from $4.54 as of December 31, 2020. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains on our residential whole loans and securitized debt held at carrying value, was $5.15 as of December 31, 2021, an increase from $4.91 as of December 31, 2020. Increases in GAAP and Economic book value during 2021 reflect GAAP earnings in excess of dividends declared and fair value increases for our Residential whole loans at carrying value. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to page 58 under the heading “Economic Book Value.”

Completion of Lima One Acquisition:

On July 1, 2021, we completed the previously announced acquisition from affiliates of Magnetar Capital of their ownership interests in Lima One. In connection with this transaction, we also acquired from certain members of Lima One management their ownership interests in the company. We now own 100% of Lima One, and the financial results of Lima One are included in our consolidated financial results from the date of the transaction closing.

For more information regarding market factors which impact our portfolio, see Part I, Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.

Information About Our Assets

The table below presents certain information about our asset allocation at December 31, 2021:

ASSET ALLOCATION

(Dollars in Millions)	Purchased Performing Loans (1)		Purchased Credit Deteriorated Loans (2)		Purchased Non-Performing Loans		Securities, at fair value		Real Estate Owned		Other, net (3)	Total
Fair Value/Carrying Value	$6,316		$525		$1,072		$257		$156		$595	$8,921
Financing Agreements with Non-mark-to-market Collateral Provisions	(589)		(126)		(214)		—		(11)		—	(940)
Financing Agreements with Mark-to-market Collateral Provisions	(2,152)		(100)		(139)		(159)		(12)		—	(2,562)
Less Securitized Debt	(2,103)		(195)		(331)		—		(21)		—	(2,650)
Less Convertible Senior Notes	—		—		—		—		—		(226)	(226)
Net Equity Allocated	$1,472		$104		$388		$98		$112		$369	$2,543
Debt/Net Equity Ratio (4)	3.3	x	4.0	x	1.8	x	1.6	x	0.4	x		2.5	x

(1)Includes $3.5 billion of Non-QM loans, $728.0 million of Rehabilitation loans, $949.8 million of Single-family rental loans, $102.0 million of Seasoned performing loans, and $1.1 billion of Agency eligible investor loans. At December 31, 2021, the total fair value of these loans is estimated to be approximately $6.4 billion.
(2)At December 31, 2021, the total fair value of these loans is estimated to be approximately $624.0 million.
(3)Includes $304.7 million of cash and cash equivalents, $99.8 million of restricted cash, and $71.7 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(4)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements noted above as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at December 31, 2021. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Deteriorated Loans (2)	Purchased Non-Performing Loans
Amount due:
Within one year	$431,173	$1,109	$4,066
After one year:
Over one to five years	331,900	2,861	3,812
Over five years	5,569,332	543,802	1,064,392
Total due after one year	$5,901,232	$546,663	$1,068,204
Total residential whole loans	$6,332,405	$547,772	$1,072,270

(1)Excludes an allowance for credit losses of $16.7 million at December 31, 2021.
(2)Excludes an allowance for credit losses of $22.8 million at December 31, 2021.

The following table presents, at December 31, 2021, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)	Purchased Credit Deteriorated Loans (1)(3)	Purchased Non-Performing Loans (1)
Interest rates:
Fixed	$4,253,384	$444,163	$835,125
Adjustable	1,647,848	102,500	233,079
Total	$5,901,232	$546,663	$1,068,204

(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of December 31, 2021.
(2)Excludes an allowance for credit losses of $16.7 million at December 31, 2021.
(3)Excludes an allowance for credit losses of $22.8 million at December 31, 2021.

For additional information regarding our residential whole loan portfolios, see Note 3 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at December 31, 2021 and December 31, 2020:

(Dollars in Thousands)	December 31, 2021	December 31, 2020
MSR-Related Assets
Face/Par	$154,350	$249,769
Fair Value	153,771	238,999
Amortized Cost	121,376	184,908
Weighted average yield (1)	10.30%	12.30%
Weighted average time to maturity	1.7 years	8.7 years

CRT Securities
Face/Par	$99,999	$104,031
Fair Value	102,914	104,234
Amortized Cost	86,643	86,214
Weighted average yield	10.52%	7.37%
Weighted average time to maturity	18.5 Years	19.7 years

RPL/NPL MBS
Face/Par	$—	$54,998
Fair Value	—	53,946
Amortized Cost	—	46,862
Weighted average yield	—%	7.55%
Weighted average time to maturity	N/A	28.7 years
(1)Weighted average yield is annualized interest income divided by average amortized cost for MSR-related assets held at December 31, 2021.

Tax Considerations

Current period estimated taxable income

We estimate that for 2021, our REIT taxable income was approximately $72.2 million. We have until the filing of our 2021 tax return (due not later than October 17, 2022) to declare the distribution of any 2021 REIT taxable income not previously distributed.

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

Potential timing differences can arise with respect to the accretion of discount and amortization of premium into income as well as the recognition of gain or loss for tax purposes as compared to GAAP. For example: a) while our REIT uses fair value accounting for GAAP in some instances, it generally is not used for purposes of determining taxable income; b) impairments generally are not recognized by us for income tax purposes until the asset is written-off or sold; c) capital losses may only be recognized by us to the extent of its capital gains; capital losses in excess of capital gains generally are carried over by us for potential offset against future capital gains; and d) tax hedge gains and losses resulting from the termination of interest rate swaps by us generally are amortized over the remaining term of the swap.

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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for 2021, our gross TRS taxable income will be $79.8 million and that we will utilize $72.7 million of net operating loss; resulting in net TRS taxable income of $7.1 million Net income generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS.

Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. For a discussion related to our results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, please refer to Part II, Item 7., “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended December 31, 2020, which was filed with the SEC on February 23, 2021, and is available on the SEC’s website at www.sec.gov and on our website at www.mfafinancial.com.

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

General

For 2021, we had a net income available to our common stock and participating securities of $296.0 million, or $0.67 per basic common share and $0.66 diluted common share, compared to a net loss available to common stock and participating securities for 2020 of $709.2 million, or $1.57 per basic and diluted common share. The prior period results were significantly impacted by the unprecedented disruption in residential mortgage markets due to concerns related to COVID-19 that required management to take actions to bolster and stabilize our balance sheet, improve our liquidity position and renegotiate the financing associated with our remaining investments. The actions included disposing our Agency and Legacy Non-Agency MBS portfolios, substantially reducing our investments in MSR-related assets and CRT securities, and sales of certain residential whole loans. In addition, as we had entered into forbearance agreements with the majority of our remaining lenders that were in place for most of the second quarter of 2020, our financing costs were dramatically increased during this period. Asset disposals resulted in net realized losses for the year ended December 31, 2020 totaling $188.8 million. Further, during the year ended December 31, 2020, we recorded impairment losses on certain residential mortgage securities and other assets of $425.1 million, recorded losses totaling $57.0 million on terminated Swaps that had previously been designated as hedges for accounting purposes, expenses totaling $25.3 million on the early payment of a senior secured credit agreement and $10.5 million of net unrealized losses on residential mortgage securities measured at fair value through earnings. These losses were partially offset by $20.8 million in net gains on residential whole loans measured at fair value through earnings. During the year ended December 31, 2020, we also recorded a provision for credit losses on residential whole loans and other financial assets of $22.4 million and incurred $44.4 million of professional services and other costs in connection with negotiating and exiting forbearance arrangements with our lenders. Accordingly, the increase in net income available to common stock and participating securities in 2021 over 2020 primarily reflects higher Other income, which in 2021 includes $38.9 million of gains recorded in connection with Lima One purchase accounting and a gain of $34.0 million from the reversal of prior period impairments, while the prior period was characterized by the significant losses discussed above. In addition, Net Interest Income was also significantly higher in 2021, as funding costs significantly decreased in the period after we exited forbearance and due to the increased use of securitization funding. Further, the current period results include a net reversal of provision for credit losses on residential whole loans held at carrying value, compared to a net provision in the prior year and lower operating and other expenses as the prior year period included significant professional services costs associated with restructuring and our forbearance agreements.
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

For 2021, our net interest spread and margin were 2.81% and 3.58%, respectively, compared to a net interest spread and margin of 0.87% and 1.94%, respectively, for 2020. Our net interest income increased by $77.8 million, or 47.4%, to $241.9 million from $164.1 million for 2020. For 2021, net interest income includes higher net interest income from our residential whole loan portfolio of approximately $57.2 million compared to 2020, primarily due to lower financing costs and higher yields, partially offset by lower average balances invested in these assets. In addition, interest expense for 2021 included $6.0 million of interest expense related to 8.00% Senior Notes due 2042 (or Senior Notes) that were redeemed in January of 2021 but were outstanding during all of 2020. Net interest income for our Securities, at fair value portfolio increased by approximately $1.9 million compared to 2020, primarily due to a higher yield earned on these assets due to the early redemption at par of several securities during the current year period and lower financing costs, offset by lower average amounts invested in these securities due to portfolio sales in the first and second quarters of 2020.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2021 and 2020.  Average yields are derived by dividing interest income by the average amortized cost of the related assets, and average costs are derived by dividing interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	For the Year Ended December 31,
	2021			2020
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets:
Residential whole loans	$5,767,655	$303,468	5.26%	$6,395,581	$332,212	5.19%
Securities, at fair value (1)(2)	246,978	56,690	22.95	1,461,819	90,094	6.16
Cash and cash equivalents (3)	715,529	344	0.05	502,598	676	0.13
Other interest-earning assets	20,100	1,800	8.96	102,447	9,850	9.61
Total interest-earning assets	6,750,262	362,302	5.37	8,462,445	432,832	5.11
Total non-interest-earning assets	669,455			657,551
Total assets	$7,419,717			$9,119,996

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Collateralized financing agreements (4)(5)	$2,565,064	$67,766	2.64%	$5,067,511	$202,049	3.99%
Securitized debt (6)	1,902,913	36,831	1.94	725,200	23,749	3.27
Convertible Senior Notes	225,768	15,668	6.94	224,462	15,581	6.94
Senior Notes (7)	1,096	120	8.31	96,894	11,138	8.31
Senior secured credit agreement	—	—	—	147,643	16,241	11.00
Total interest-bearing liabilities	4,694,841	120,385	2.56	6,261,710	268,758	4.24
Total non-interest-bearing liabilities	169,399			127,349
Total liabilities	4,864,240			6,389,059
Stockholders’ equity	2,555,477			2,730,937
Total liabilities and stockholders’ equity	$7,419,717			$9,119,996

Net interest income/net interest rate spread (8)		$241,917	2.81%		$164,074	0.87%
Net interest-earning assets/net interest margin (9)	$2,055,421		3.58%	$2,200,735		1.94%

(1)Yields presented throughout this Annual Report on Form 10-K are calculated using average amortized cost data for securities which excludes unrealized gains and losses and includes principal payments receivable on securities.  For GAAP reporting purposes, purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.
(2)The net yield of 22.95% includes $20.5 million of accretion income recognized in 2021, due to the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020; and $8.1 million of accretion recognized during 2021 on the redemption of a Non-Agency MBS security that was purchased at a discount. Excluding this accretion, the yield reported would have been 11.38%.
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
(9)Net interest margin reflects net interest income divided by average interest-earning assets.

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

	Year Ended December 31, 2021
	Compared to
	Year Ended December 31, 2020
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$(33,145)	$4,401	$(28,744)
Securities, at fair value	(122,502)	89,098	(33,404)
Cash and cash equivalents	193	(525)	(332)
Other interest-earning assets	(7,425)	(625)	(8,050)
Total net change in income from interest-earning assets	$(162,879)	$92,349	$(70,530)

Interest-bearing liabilities:
Residential whole loan financing agreements	$(49,043)	$(49,240)	$(98,283)
Securities, at fair value repurchase agreements	(23,786)	(11,471)	(35,257)
REO financing agreements	471	—	471
Other repurchase agreements	(607)	(607)	(1,214)
Securitized debt	25,888	(12,806)	13,082
Convertible Senior Notes and Senior Notes	(9,201)	(1,730)	(10,931)
Senior secured credit agreement	(8,121)	(8,120)	(16,241)
Total net change in expense of interest-bearing liabilities	$(64,399)	$(83,974)	$(148,373)
Net change in net interest income	$(98,480)	$176,323	$77,843

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)

December 31, 2021	2.98%	3.60%
September 30, 2021	2.98	3.70
June 30, 2021	3.02	3.86
March 31, 2021	2.31	3.29

December 31, 2020	1.51	2.41
September 30, 2020	0.27	1.59
June 30, 2020	(0.88)	0.81
March 31, 2020	2.05	2.70

(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds.
(2)Reflects annualized net interest income divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans for the quarterly periods presented:

	Quarter Ended
	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020

Purchased Performing Loans
Net Yield (1)	4.12%	4.56%	4.45%	4.41%	4.57%	4.58%	5.17%	5.10%
Cost of Funding (2)	2.19%	2.14%	2.09%	2.46%	2.77%	3.42%	6.34%	3.59%
Net Interest Spread (3)	1.93%	2.42%	2.36%	1.95%	1.80%	1.16%	(1.17)%	1.51%

Purchased Credit Deteriorated Loans
Net Yield (1)	7.15%	7.08%	7.17%	5.00%	5.16%	4.89%	5.07%	4.84%
Cost of Funding (2)	2.23%	2.18%	2.39%	2.86%	3.02%	3.22%	6.03%	3.39%
Net Interest Spread (3)	4.92%	4.90%	4.78%	2.14%	2.14%	1.67%	(0.96)%	1.45%

Purchased Non-Performing Loans
Net Yield (1)	9.83%	8.81%	7.98%	7.13%	7.06%	5.99%	5.42%	7.54%
Cost of Funding (2)	2.51%	2.43%	2.71%	3.41%	3.57%	3.78%	5.55%	3.60%
Net Interest Spread (3)	7.32%	6.38%	5.27%	3.72%	3.49%	2.21%	(0.13)%	3.94%

Total Residential Whole Loans
Net Yield (1)	5.08%	5.52%	5.48%	5.03%	5.13%	4.89%	5.20%	5.45%
Cost of Funding (2)	2.23%	2.20%	2.25%	2.70%	2.97%	3.47%	6.15%	3.58%
Net Interest Spread (3)	2.85%	3.32%	3.23%	2.33%	2.16%	1.42%	(0.95)%	1.87%

(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.

(2)Reflects annualized interest expense divided by average balance of repurchase agreements, agreements with non-mark-to-market collateral provisions, and securitized debt. Total Residential whole loans cost of funding includes six basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarter ended March 31, 2020. Cost of funding for the quarter ended June 30, 2020 includes the impact of amortization of $12.5 million of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 116 basis points for Purchased Performing Loans, 107 basis points for Purchased Credit Deteriorated Loans, 77 basis points for Purchased Non-performing Loans, and 108 basis points for total Residential whole loans during the quarter ended June 30, 2020. At June 30, 2020, following the closing of certain financing transactions and our exit from forbearance arrangements, and an evaluation of our anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring. In addition, cost of funding for the quarter ended June 30, 2020 was significantly higher than for prior periods as it reflects default interest and/or higher rates charged by lenders while we were under a forbearance agreement. During the quarter ended September 30, 2020, we transferred from AOCI to earnings approximately $7.2 million of losses on Swaps that had been previously designated as hedges for accounting purposes as we had assessed that the underlying transactions were no longer probable of occurring.
(3)Reflects the difference between the net yield on average Residential whole loans and average cost of funds on Residential whole loans.

The following table presents the components of the net interest spread earned on our residential mortgage securities and MSR-related assets for the quarterly periods presented:

	Securities, at fair value
Quarter Ended	Net Yield (1)(2)	Cost of Funding (3)	Net Interest Rate Spread (4)
December 31, 2021	26.28%	1.50%	24.78%
September 30, 2021	18.78	1.61	17.17
June 30, 2021	24.57	1.81	22.76
March 31, 2021	22.25	2.02	20.23

December 31, 2020	10.15	2.69	7.46
September 30, 2020	9.80	3.49	6.31
June 30, 2020	8.20	5.81	2.39
March 31, 2020	5.22	2.53	2.69

(1)Reflects annualized interest income divided by average amortized cost. Impairment charges recorded on MSR-related assets resulted in a lower amortized cost basis which impacted the calculation of net yields in subsequent periods.
(2)For the quarter ended December 31, 2021, the net yield of 26.28% includes $8.1 million of accretion income recognized on the redemption at par of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge during the first quarter of 2020. Excluding this accretion, the yield reported would have been 11.37%. For the quarter ended September 30, 2021, the net yield of 18.78% includes $4.0 million of accretion income recognized on the redemption at par of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge during the first quarter of 2020. Excluding this accretion, the yield reported would have been 11.63%. For the quarter ended June 30, 2021, the net yield of 24.57% includes $8.4 million of accretion income recognized on the redemption at par of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020. Excluding this accretion, the yield reported would have been 11.13%. For the quarter ended March 31, 2021, the net yield of 22.25% includes $8.1 million of accretion income recognized on the redemption of an RPL/NPL MBS security that was previously purchased at a discount. Excluding this accretion, the yield reported would have been 11.26%.
(3)Reflects annualized interest expense divided by average balance of repurchase agreements. Securities, at fair value cost of funding includes 26 basis points associated with Swaps to hedge interest rate sensitivity on these assets for the quarter ended March 31, 2020. Cost of funding for the quarter ended June 30, 2020 includes the impact of amortization of $1.7 million of losses previously recorded in OCI related to Swaps unwound during the quarter ended March 31, 2020 that had been previously designated as hedges for accounting purposes. The amortization of these losses increased the funding cost by 109 basis points for total Securities, at fair value during the quarter ended June 30, 2020. At June 30, 2020, following the closing of certain financing transactions and our exit from forbearance arrangements, and an evaluation of our anticipated future financing transactions, $49.9 million of unamortized losses on Swaps previously designated as hedges for accounting purposes was transferred from OCI to earnings, as it was determined that certain financing transactions that were previously expected to be hedged by these Swaps were no longer probable of occurring. In addition, during the quarter ended September 30, 2020, we transferred from AOCI to earnings approximately $7.2 million of losses on Swaps that had been previously designated as hedges for accounting purposes as we had assessed that the underlying transactions were no longer probable of occurring.
(4)Reflects the difference between the net yield on average Securities, at fair value, and average cost of funds on Securities, at fair value.

Interest Income

Interest income on our residential whole loans decreased by $28.7 million, or 8.7%, for 2021, to $303.5 million compared to $332.2 million for 2020. This decrease primarily reflects a $627.9 million decrease in the average balance of this portfolio to $5.8 billion for 2021 from $6.4 billion for 2020, partially offset by an increase in the yield to 5.26% for 2021 from 5.19% for 2020.

Due to the previously discussed asset sales and impairment charges that primarily occurred late in the first quarter of 2020 to early in the second quarter of 2020, as well as further asset disposals and redemptions that have occurred later in 2020 and throughout 2021, the average amortized cost of our Securities, at fair value portfolio decreased $1.2 billion to $247.0 million for 2021 from $1.5 billion for 2020, and interest income on our Securities, at fair value portfolio decreased $33.4 million to $56.7 million for 2021 from $90.1 million for 2020. The net yield on our Securities, at fair value was 22.95% for 2021, compared to 6.16% for 2020. The increase in the net yield on our Securities, at fair value portfolio primarily reflects approximately $20.5 million of accretion income recognized in 2021 due to the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020; and $8.1 million of accretion recognized in 2021 due to the redemption of a Non-Agency MBS that had been previously purchased at a discount.

Interest Expense

Our interest expense for 2021 decreased by $148.4 million, or 55.2%, to $120.4 million, from $268.8 million for 2020.  This decrease primarily reflects a decrease in our average collateralized financing agreement borrowings to finance our residential mortgage asset portfolio and a decrease in financing rates on our financing agreements. In addition, in the prior year period we incurred interest expense of approximately $16.2 million related to the senior secured credit agreement we entered into during the second quarter of 2020. Further, 2020 included $11.1 million of interest expense related to our Senior Notes, which were redeemed in the first quarter of 2021. The effective interest rate paid on our borrowings decreased to 2.56% for 2021, from 4.24% for 2020.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For 2021, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $44.9 million (which includes a reversal of provision for credit losses on undrawn commitments of $969,000) compared to a provision of $22.4 million for 2020. The reversal for the period primarily reflects run-off of loans held at carrying value and adjustments to certain macroeconomic and loan prepayment speed assumptions used in our credit loss forecasts. With respect to our residential whole loans held at carrying value, CECL requires that reserves for credit losses are estimated at the reporting date based on expected cash flows over the life of the loan or financial instrument, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions.

Other Income, net

For 2021, Other Income/(Loss), net increased by $844.7 million, to $165.1 million compared to a $679.6 million loss for 2020.  The components of Other Income/(Loss), net for 2021 and 2020 are summarized in the table below:

	For the Year Ended December 31,
(In Thousands)	2021	2020
Net gain on residential whole loans measured at fair value through earnings	$16,736	$20,765
Gain on investment in Lima One common equity (Note 15)	38,933	—
Impairment and other gains and losses on securities available-for-sale and other assets	33,956	(425,082)
Lima One - origination, servicing and other fee income	22,600	—
Net gain on real estate owned	22,838	5,391
Net realized loss on sales of securities and residential whole loans	—	(188,847)
Loss on terminated swaps previously designated as hedges for accounting purposes	—	(57,034)
Other residential whole loan related income	4,472	4,268
Net unrealized gain/(loss) on securities, at fair value measured at fair value through earnings	1,605	(10,486)
Other	23,963	(28,544)
Total Other Income/(Loss), net	$165,103	$(679,569)

Operating and Other Expense

During 2021, we had compensation and benefits and other general and administrative expenses of $85.5 million, compared to $56.7 million for 2020.  Compensation and benefits expense increased $22.8 million to $53.8 million for 2021, compared to $31.0 million for 2020 primarily reflecting the impact of including Lima One compensation expense in our financial results and an increase in annual bonus compensation for the current year period. The prior year period also included a provision for estimated severance costs in connection with a reduction in workforce that occurred in the third quarter of 2020. Our other general and administrative expenses increased by $6.1 million to $31.7 million for 2021 compared to $25.7 million for 2020, primarily reflecting the impact of including Lima One expenses in our financial results, increased information technology costs and higher costs associated with deferred compensation to Directors in the current year period, which were impacted by changes in our stock price. In addition, during 2020, we also incurred professional service and other costs of $44.4 million related to negotiating and exiting forbearance arrangements with our lenders.

Operating and Other Expense during 2021 also includes $30.9 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses decreased compared to 2020 by approximately $9.5 million, or 23.5%, primarily due to lower servicing fees and non-recoverable advances on our REO portfolio and lower expenses recognized related to loan securitization activities.

In addition, Other expenses for 2021 also includes $6.6 million of amortization related to intangible assets recognized as part of the purchase accounting for the Lima One acquisition.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)(3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Dividend Payout Ratio (5)	Leverage Multiple (6)	Book Value per Share of Common Stock (7)	Economic Book Value per Share of Common Stock (8)
December 31, 2021	1.67%	6.84%	30.00%	1.38	2.5	$4.78	$5.15
September 30, 2021	6.64	20.48	34.55	0.36	2.2	4.82	5.25
June 30, 2021	3.46	10.57	37.28	0.77	1.8	4.65	5.10
March 31, 2021	4.55	13.54	37.21	0.44	1.6	4.63	5.08

December 31, 2020	2.12	7.24	35.72	0.94	1.7	4.54	4.91
September 30, 2020	4.17	13.85	33.23	0.29	1.9	4.61	4.92
June 30, 2020	4.33	15.70	30.08	—	2.0	4.51	4.50
March 31, 2020	(26.72)	(26.58)	24.90	—	3.4	4.34	4.20

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
(8)“Economic book value” is a non-GAAP financial measure of our financial position. To calculate our Economic book value, our portfolios of Residential whole loans and securitized debt held at carrying value are adjusted to their fair value, rather than the carrying value that is required to be reported under the GAAP accounting model applied to these loans. For additional information please refer to page 58 under the heading “Economic Book Value”.

Economic Book Value

“Economic book value” is a non-GAAP financial measure of our financial position. To calculate our Economic book value, our portfolios of Residential whole loans and securitized debt held at carrying value are adjusted to their fair value, rather than the carrying value that is required to be reported under the GAAP accounting model applied to these financial instruments. These adjustments are also reflected in the table below in our end of period stockholders’ equity. Management considers that Economic book value provides investors with a useful supplemental measure to evaluate our financial position as it reflects the impact of fair value changes for all of our residential mortgage investments and certain associated financing arrangements, irrespective of the accounting model applied for GAAP reporting purposes. Economic book value does not represent and should not be considered as a substitute for Stockholders’ Equity, as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
GAAP Total Stockholders’ Equity	$2,542.8	$2,601.1	$2,526.5	$2,542.3	$2,524.8	$2,565.7	$2,521.1	$2,440.7
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	2,067.8	2,126.1	2,051.5	2,067.3	2,049.8	2,090.7	2,046.1	1,965.7
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	153.5	198.8	206.2	203.0	173.9	141.1	(25.3)	(113.5)
Fair value adjustment to Securitized debt, at carrying value (1)	4.3	(8.0)	(8.9)	(3.6)	(5.1)	(3.5)	18.0	51.9

Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value) (1)	$2,225.6	$2,316.9	$2,248.8	$2,266.7	$2,218.6	$2,228.3	$2,038.8	$1,904.1

GAAP book value per common share	$4.78	$4.82	$4.65	$4.63	$4.54	$4.61	$4.51	$4.34
Economic book value per common share (1)	$5.15	$5.25	$5.10	$5.08	$4.91	$4.92	$4.50	$4.20
Number of shares of common stock outstanding	432.6	440.9	440.8	446.1	451.7	453.3	453.2	453.1

(1)Economic book value per common share for periods prior to December 31, 2021 have been restated to include the impact of fair value changes in securitized debt held at carrying value.

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

Recent Accounting Standards to Be Adopted in Future Periods

We are not aware of any recent accounting standards to be adopted in future periods that we expect would materially impact us.

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at December 31, 2021, we had approximately 8.3 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement. During 2021, we issued 431,699 shares of common stock through our DRSPP, raising net proceeds of approximately $1.9 million. During 2021, we did not sell any shares of common stock through our at-the-market equity offering program.

During 2021, we repurchased 20,101,494 shares of our common stock through the stock repurchase program at an average cost of $4.26 per share and a total cost of approximately $85.6 million, net of fees and commissions paid to the sales agents of approximately $201,000. At December 31, 2021, approximately $80.3 million remained outstanding for future repurchases under the repurchase program.

Financing agreements

Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of December 31, 2021, we had $2.6 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $3.6 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance.

With respect to margin maintenance requirements for agreements secured by harder to value assets, such as residential whole loans, Non-Agency MBS and MSR-related assets, margin calls are typically determined by our counterparties based on their assessment of changes in the fair value of the underlying collateral and in accordance with the agreed upon haircuts specified in the transaction confirmation with the counterparty.  We address margin call requests in accordance with the required terms specified in the applicable agreement and such requests are typically satisfied by posting additional cash or collateral on the same business day. We review margin calls made by counterparties and assess them for reasonableness by comparing the counterparty valuation against our valuation determination. When we believe that a margin call is unnecessary because our assessment of collateral value differs from the counterparty valuation, we typically hold discussions with the counterparty and are able to resolve the matter. If this is not successful, we will look to resolve the dispute based on the remedies available to us under the terms of the repurchase agreement, which in some instances may include the engagement of a third-party to review collateral valuations. For certain other agreements that do not include such provisions, we could resolve the matter by substituting collateral as permitted in accordance with the agreement or otherwise request the counterparty to return the collateral in exchange for cash to unwind the financing. For additional information regarding our various types of financing arrangements, including those with non-mark-to-market terms and the haircuts for those agreements with mark-to-market collateral provisions, see Note 6 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.

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

At December 31, 2021, we had a total of $4.9 billion of residential whole loans and securities and $10.2 million of restricted cash pledged to our financing counterparties. At December 31, 2021, we had access to various sources of liquidity, including $304.7 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at December 31, 2021, we had $280.2 million of unencumbered residential whole loans. Further, we believe that we have unused capacity in certain borrowing lines, given that the amount currently borrowed is less than the maximum advance rate permitted by the facility. This unused capacity serves to act as a buffer against potential margin calls on certain pledged assets in the event that asset prices do not decline by more than a specified amount.

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
December 31, 2021	$3,313,641	$3,501,839	$3,501,839	$2,302,990	$2,650,473	$2,650,473
September 30, 2021	2,516,940	3,278,941	3,278,941	2,008,639	2,045,729	2,137,773
June 30, 2021	2,063,852	2,156,598	2,156,598	1,778,909	2,046,381	2,046,381
March 31, 2021	2,362,791	2,221,570	2,443,149	1,535,995	1,548,920	1,602,148

December 31, 2020	2,833,649	2,497,290	2,823,306	1,202,292	1,514,509	1,514,509
September 30, 2020	3,511,453	3,217,678	3,613,968	610,120	837,683	837,683
June 30, 2020	4,736,610	3,692,845	5,024,926	538,245	516,102	541,698
March 31, 2020	9,233,808	7,768,180	9,486,555	558,007	533,733	594,458

December 31, 2019	8,781,646	9,139,821	9,139,821	590,813	570,952	594,458
September 30, 2019	8,654,350	8,571,422	8,833,159	617,689	605,712	621,071
June 30, 2019	8,621,895	8,630,642	8,639,311	645,972	627,487	649,405
March 31, 2019	8,282,621	8,509,713	8,509,713	675,678	659,184	679,269

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

Cash Flows and Liquidity for the Year Ended December 31, 2021

Our cash, cash equivalents and restricted cash decreased by $417.1 million during 2021, reflecting:  $2.2 billion used in our investing activities, $1.6 billion provided by our financing activities and $120.3 million provided by our operating activities.

At December 31, 2021, our debt-to-equity multiple was 2.5 times compared to 1.7 times at December 31, 2020. At December 31, 2021, we had borrowings under asset-backed financing agreements of $3.5 billion, of which $3.3 billion were secured by residential whole loans, $159.1 million were secured by securities and $23.0 million were secured by REO. In addition, at December 31, 2021, we had securitized debt of $2.7 billion in connection with our loan securitization transactions. At December 31, 2020, we had borrowings under asset-backed financing agreements of $2.5 billion, of which $2.3 billion were secured by residential whole loans, $213.9 million were secured by securities and $13.7 million were secured by REO. In addition, at December 31, 2020, we had securitized debt of $1.5 billion in connection with our loan securitization transactions.

During 2021, $2.2 billion was used in our investing activities.  We utilized $4.5 billion for acquisitions of residential whole loans, loan related investments and capitalized advances. During 2021, we received $2.0 billion of principal payments on residential whole loans and loan related investments and $187.0 million of proceeds on sales of REO.  In addition, during 2021, we received cash of $157.3 million from prepayments and scheduled amortization on our securities.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
December 31, 2021	$—	$14,446	$14,446	$2,000	$(12,446)
September 30, 2021	—	—	—	2,500	2,500
June 30, 2021	—	3,433	3,433	—	(3,433)
March 31, 2021	—	—	—	—	—

(1)Excludes variation margin payments on our cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of December 31, 2021.

During 2021, we paid $156.1 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $32.9 million on our preferred stock. On December 14, 2021, we declared our fourth quarter 2021 dividend on our common stock of $0.11 per share; on January 31, 2022, we paid this dividend, which totaled approximately $47.8 million, including dividend equivalents of approximately $170,000.

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
In general, when interest rates change, borrowing costs on our financing agreements will change more quickly than the yield on our assets. In a rising interest rate environment, the borrowing costs may increase faster than the interest income on our assets, thereby reducing our net income. In order to mitigate compression in net income based on such interest rate movements, we may use Swaps or other derivatives to lock in a portion of the net interest spread between assets and liabilities or otherwise hedge interest rate risk.

When interest rates change, the fair value of our residential mortgage assets could change at a different rate than the fair value of our liabilities. We measure the sensitivity of our portfolio to changes in interest rates by estimating the duration of our assets and liabilities. Duration is the approximate percentage change in fair value for a 100 basis point parallel shift in the yield curve. In general, our assets have higher duration than our liabilities, and in order to reduce this exposure, we have historically used Swaps and other derivatives to reduce the gap in duration between our assets and liabilities.

The fair value of our re-performing and non-performing residential whole loans is in part dependent on the value of the underlying real estate collateral, past and expected delinquency status of the borrower as well as the level of interest rates. For certain loans that were re-performing or non-performing when purchased and where the borrower has brought the loan current, but nonetheless may be less likely to prepay due to weak credit history and/or high LTV, we believe these loans exhibit positive duration. We estimate the duration of these residential whole loans using management’s assumptions.

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

We use derivative financial instruments, including Swaps, as part of our overall interest rate risk management strategy. Such instruments are used to economically hedge against future interest rate increases on our financing transactions. While use of such derivatives does not extend the maturities of our borrowings under repurchase agreements, they do, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreement financings that are hedged, or otherwise act as a hedge against changes in interest rates. Additionally, we have entered into short positions in TBA securities to economically hedge interest rate and other market risks arising from our investments in Agency eligible investor loans.

The interest rates for the vast majority of our investments, financings and certain of our hedging transactions are either explicitly or indirectly based on LIBOR. On March 5, 2021, the United Kingdom Financial Conduct Authority (or FCA) which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA’s announcement coincides with the March 5, 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (or IBA), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. At present, it is not possible to predict the effect of such change, including the establishment of potential alternative reference rates, on the economy or markets we are active in either currently or in the future, or on any of our assets or liabilities whose interest rates are based on LIBOR. We are in the process of evaluating the potential impact of a discontinuation of LIBOR on our portfolio, as well as the related accounting impact. However, we expect that in the near term, we will work closely with the Trustee companies and/or other entities that are involved in calculating the interest rates for our residential mortgage securities and securitized debt, our loan servicers for our hybrid and floating rate loans, and with the various counterparties to our financing and hedging transactions in order to determine what changes, if any, are required to be made to existing agreements for these transactions.

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps and short positions in TBA securities (if any), over the next 12 months based on the assets in our investment portfolio at December 31, 2021 and 2020. All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at December 31, 2021 and 2020.

December 31, 2021

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Securitized and Other Fixed Rate Debt	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$8,664,374	$135,251	$8,799,625	$(159,216)	1.61%	(1.78)%
+ 50 Basis Point Increase	$8,820,924	$68,604	$8,889,528	$(69,313)	0.79%	(0.77)%
Actual at December 31, 2021	$8,955,479	$3,362	$8,958,841	$—	—%	—%
- 50 Basis Point Decrease	$9,068,036	$(60,475)	$9,007,561	$48,720	(1.99)%	0.54%
-100 Basis Point Decrease	$9,158,597	$(122,908)	$9,035,689	$76,848	(3.49)%	0.86%

December 31, 2020

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Securitized and Other Fixed Rate Debt	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$6,858,041	$34,247	$6,892,288	$(123,596)	6.27%	(1.76)%
+ 50 Basis Point Increase	$6,943,725	$16,231	$6,959,956	$(55,928)	3.10%	(0.80)%
Actual at December 31, 2020	$7,017,668	$(1,784)	$7,015,884	$—	—%	—%
- 50 Basis Point Decrease	$7,079,872	$(19,800)	$7,060,072	$44,188	(3.87)%	0.63%
-100 Basis Point Decrease	$7,130,336	$(37,815)	$7,092,521	$76,637	(8.03)%	1.09%

(1)Such assets include residential whole loans and REO, MBS and CRT securities, MSR-related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2021 and 2020. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above tables and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio. Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing. At December 31, 2021 and 2020, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on assets purchased at a premium and discount accretion on assets purchased at a discount and in the reinvestment of principal repayments in lower yielding assets. As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At December 31, 2021, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 1.32, which is the weighted average of 3.06 for our Residential whole loans, 0.13 for our Securities investments, (3.22) for our derivative and other hedging transactions and securitized and other fixed rate debt, and 0.06 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.92), which is the weighted average of (1.09) for our Residential whole loans, 0.14 for our derivative and other hedging transactions and securitized and other fixed rate debt, zero for our Securities, and zero for our Other assets and cash and cash equivalents. At December 31, 2020, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 1.43, which is the weighted average of 2.42 for our Residential whole loans, 0.75 for our Non-Agency investments, (2.11) for our securitized debt and other fixed rate debt, and 0.06 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.67), which is the weighted average of (0.85) for our Residential whole loans, zero for our securitized and other fixed rate debt, zero for our Non-Agency MBS, and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

Credit risk on Purchased Performing Loans is mitigated through our process to underwrite the loan before it is acquired and/or originated and includes an assessment of the borrower’s financial condition and ability to repay the loan, nature of the collateral and relatively low LTV, including after-repair LTV for the majority of our Rehabilitation loans.

The following table presents certain information about our Residential whole loans at December 31, 2021:

	Purchased Performing Loans		Purchased Credit Deteriorated Loans		Purchased Non-Performing Loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	Total
Amortized cost	$6,139,112	$205,281	$405,221	$142,551	$630,097	$240,356	$7,762,618
Unpaid principal balance (UPB)	$5,987,507	$201,505	$458,286	$184,901	$702,045	$371,499	$7,905,743
Weighted average coupon (1)	5.0%	5.4%	4.6%	4.5%	4.9%	4.8%	5.0%
Weighted average term to maturity (months)	305	352	267	323	264	321	301
Weighted average LTV (2)	64.6%	87.1%	54.4%	105.3%	53.1%	111.1%	66.4%
Loans 90+ days delinquent (UPB)	$221,666	$7,853	$69,058	$48,420	$258,329	$194,817	$800,143

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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $137.3 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 71%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at December 31, 2021:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	36.8%
Florida	10.9%
New York	6.5%
New Jersey	4.4%
Texas	4.0%

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

LIQUIDITY RISK

The primary liquidity risk we face arises from financing long-maturity assets with shorter-term borrowings primarily in the form of repurchase agreement financings. This risk was particularly pronounced during the first quarter of 2020, as conditions created by COVID-19 resulted in us receiving an unusually high number of margin calls, negatively impacting our overall liquidity and ultimately leading us to enter into forbearance agreements.

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

At December 31, 2021, we had access to various sources of liquidity, including $304.7 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at December 31, 2021, we had $280.2 million of unencumbered residential whole loans. Further, we believe that we have unused capacity of approximately $350 million in certain borrowing lines, given that the amount currently borrowed is less than the maximum advance rate permitted by the facility. This unused capacity serves to act as a buffer against potential margin calls on certain pledged assets in the events that asset prices do not decline by more than a specified amount.

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
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MFA Financial, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and Schedule IV – Mortgage Loans on Real Estate (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.
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
Assessment of the allowance for credit losses on residential whole loans held at carrying value
As discussed in Note 3 to the consolidated financial statements, the Company adopted ASU No. 2016-13, Financial Instruments — Credit Losses (ASC Topic 326), as of January 1, 2020, and the Company’s total allowance for credit losses on residential whole loans held at carrying value as of December 31, 2021 was $39.4 million (the December 31, 2021 ACL). The Company estimated the December 31, 2021 ACL using a current expected credit losses methodology which is based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances, specific to the Company’s loan portfolio segments grouped by shared risk characteristics which include Non-Qualified Mortgages (non-QM loans), Rehabilitation loans, Single-Family Rental loans, Seasoned Performing loans, and Purchased Credit Deteriorated loans. These expected credit losses are generally calculated based on the estimated probability of default and loss severity of loans in the portfolio, which involves projecting each loan’s expected cash flows based on their contractual terms, expected prepayments, and estimated default and loss severity rates. These results were not discounted. The default and loss severity rates were estimated based on the following steps: (i) obtained the Company’s historical experience through an entire economic cycle for each loan type or, to the extent the Company did not have sufficient historical loss experience for a given loan type, publicly available data derived from the historical loss experience of certain banks, which data the Company believes is generally representative of its portfolio, (ii) obtained historical economic data (U.S. unemployment rates and home price appreciation) over the same period, and (iii) estimated default and severity rates during three distinct future periods based on historical default and severity rates during periods when economic conditions similar to those forecasted were experienced. The default and severity rates were applied to the estimated amount of loans outstanding during each future period, based on contractual terms and expected prepayments. Expected prepayments are estimated based on historical experience and current and expected future economic conditions, including market interest rates. The three periods were as follows: (i) a one-year forecast of economic conditions based on U.S. unemployment rates and home price appreciation, followed by (ii) a two-year “reversion” period during which economic conditions (U.S. unemployment rates and home price appreciation) are projected to revert to historical averages on a straight line basis, followed by (iii) the remaining life of each loan, during which period economic conditions (U.S. unemployment rates and home price appreciation) are projected to equal historical averages. The Company forecasts future economic conditions based on forecasts provided by an external preparer of economic forecasts, as well as its own knowledge of the market and its portfolio. The Company generally considers multiple scenarios and selects the one that it believes results in the most reasonable estimate of expected losses. The Company may apply qualitative adjustments to these expected loss estimates, which are determined based on a variety of factors, including differences between the Company’s loan portfolio and the loan portfolios represented by data available in regulatory filings of certain banks that are considered to have similar loan portfolios (available proxy data), and differences between current (and expected future) market conditions in comparison to market conditions that occurred in historical periods.

We identified the assessment of the December 31, 2021 ACL associated with the Company’s non-QM loans, Rehabilitation loans, and Purchased Credit Deteriorated loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the December 31, 2021 ACL for these loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the December 31, 2021 ACL methodology, including the methods and models used to estimate the expected prepayments and default and loss severity rates and their significant assumptions. Such significant assumptions included the economic forecast scenario and macroeconomic assumptions, the reasonable and supportable forecast periods, the composition of the publicly available data derived from the historical loss experience of certain banks, and the historical experience period. The assessment also included the evaluation of the qualitative factors and their significant assumptions. Such significant assumptions were sensitive to variation, such that minor changes in the assumption can cause significant changes in the estimates. The assessment also included an evaluation of the conceptual soundness and performance of the prepayment, default and loss severity models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the December 31, 2021 ACL estimate, including controls over the:
•development of the ACL methodology
•continued use and appropriateness of changes made to the prepayment, default and loss severity models
•identification and determination of the significant assumptions used in the prepayment, default and loss severity models
•performance monitoring of the prepayment, default and loss severity models
•continued use and appropriateness of changes made to the qualitative factors, including the significant assumptions used in the measurement of the qualitative factors
•analysis of the ACL results, trends, and ratios.
We evaluated the Company’s process to develop the December 31, 2021 ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
•evaluating the Company’s ACL methodology for compliance with U.S. generally accepted accounting principles

•evaluating judgments made by the Company in the continued use and appropriateness of changes made to the prepayment, default and loss severity models by comparing them to relevant Company-specific metrics and trends and the applicable industry and regulatory practices
•assessing the conceptual soundness and performance testing of the prepayment, default and loss severity models by inspecting the model documentation to determine whether the models are suitable for their intended use
•evaluating the methodology used to develop the economic forecast scenarios and underlying macroeconomic assumptions by comparing it to the Company’s business environment and relevant industry practices
•evaluating the economic forecast scenario selected through comparison to publicly available forecasts
•evaluating the length of the historical experience period and reasonable and supportable forecast periods by comparing them to specific portfolio risk characteristics and trends
•assessing the composition of the publicly available data derived from the historical loss experience of certain banks by comparing to specific portfolio risk characteristics
•evaluating the methodology used to develop the qualitative factors and the effect of those factors on the ACL compared with relevant credit risk factors and consistency with credit trends and identified limitations of the underlying quantitative models.
We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2021 ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.
Assessment of the valuation of residential whole loans, at fair value
As discussed in Notes 2, 3 and 13 to the consolidated financial statements, the Company records certain residential whole loans at fair value on its consolidated balance sheet as a result of a fair value election made at the time of acquisition. As of December 31, 2021, the recorded balance of the Company’s residential whole loans, at fair value was $5.3 billion. The Company determines the fair value of its residential whole loans held at fair value after considering valuations obtained from a third-party that specializes in providing valuations of residential mortgage loans. The valuation approach applied generally depends on whether the loan is considered performing or non-performing at the date the valuation is performed. For performing loans, estimates of fair value are derived using a discounted cash flow approach, where estimates of cash flows are determined from the scheduled payments, adjusted using forecasted prepayment, default and loss given default rates. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, the estimated value of the collateral, expected costs and estimated home price levels. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset.
We identified the assessment of the valuation of residential whole loans, at fair value, as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, was involved in determining certain of the estimate assumptions, including the forecasted prepayment, default and loss given default rates, property appraised value, and discount rate, which are not readily observable in the market and subject to significant measurement uncertainty. The evaluation of the assumptions to determine the valuation of residential whole loans, at fair value, required subjective and complex auditor judgement as the assumptions used were sensitive to variation, such that minor changes in home prices and/or credit quality of the borrower can cause significant changes in the estimate.
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
We involved valuation professionals with specialized skills and knowledge, who assisted in:

•evaluating that the methodology used by the Company in determining the property appraised value and residential whole loan fair value is in accordance with U.S. GAAP
•evaluating that the methodology and assumptions used to determine the property appraised value used by the Company for a sample of residential whole loans at fair value
•evaluating the assumptions used to determine the residential whole loan fair value used by the Company by comparing them to market research and relevant industry practices
•developing a fair value estimate for a sample of non-performing residential whole loans at fair value using the evaluated property appraised value, estimated time to liquidate the loan, expected liquidation costs, and home price index assumptions used by the Company and publicly available external market data collectively with independently developed valuation models and/or inputs and comparing the results of our estimate of fair value to the Company’s fair value estimate and
•developing an independent fair value estimate for a sample of performing residential whole loans at fair value based on independently developed valuation models and/or inputs and comparing the results of our estimate of fair value to the Company’s fair value estimate.
/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

New York, New York
February 23, 2022

MFA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	December 31, 2021	December 31, 2020
Assets:
Residential whole loans, net ($5,305,349 and $1,216,902 held at fair value, respectively) (1)(2)	$7,913,000	$5,325,401
Securities, at fair value (2)	256,685	399,999
Cash and cash equivalents	304,696	814,354
Restricted cash	99,751	7,165
Other assets (2)	565,556	385,381
Total Assets	$9,139,688	$6,932,300

Liabilities:
Financing agreements ($3,266,773 and $3,366,772 held at fair value, respectively)	$6,378,782	$4,336,976
Other liabilities	218,058	70,522
Total Liabilities	$6,596,840	$4,407,498

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	110
Common stock, $0.01 par value; 874,300 and 874,300 shares authorized; 432,551 and 451,714 shares issued and outstanding, respectively	4,326	4,517
Additional paid-in capital, in excess of par	3,772,238	3,848,129
Accumulated deficit	(1,279,484)	(1,405,327)
Accumulated other comprehensive income	45,578	77,293
Total Stockholders’ Equity	$2,542,848	$2,524,802
Total Liabilities and Stockholders’ Equity	$9,139,688	$6,932,300

(1)Includes approximately $3.0 billion and $1.8 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at December 31, 2021 and December 31, 2020, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2021	2020	2019
Interest Income:
Residential whole loans	$303,468	$332,212	$358,161
Securities, at fair value	56,690	90,094	327,201
Other interest-earning assets	1,800	9,850	7,152
Cash and cash equivalent investments	344	676	3,393
Interest Income	$362,302	$432,832	$695,907

Interest Expense:
Asset-backed and other collateralized financing arrangements	$104,597	$242,039	$315,344
Other interest expense	15,788	26,719	17,012
Interest Expense	$120,385	$268,758	$332,356

Net Interest Income	$241,917	$164,074	$363,551

Reversal/(Provision) for credit and valuation losses on residential whole loans and other financial instruments	$44,863	$(22,381)	$(2,569)
Net Interest Income after Provision for Credit and Valuation Losses	$286,780	$141,693	$360,982

Other Income, net:
Net gain on residential whole loans measured at fair value through earnings	$16,736	$20,765	$44,149
Gain on investment in Lima One common equity (Note 15)	38,933	—	—
Impairment and other gains and losses on securities available-for-sale and other assets	33,956	(425,082)	(180)
Lima One - origination, servicing and other fee income	22,600	—	—
Net gain/(loss) on real estate owned	22,838	5,391	(5,878)
Net realized (loss)/gain on sales of securities and residential whole loans	—	(188,847)	62,002
Loss on terminated swaps previously designated as hedges for accounting purposes	—	(57,034)	—
Other, net	30,040	(34,762)	11,583
Other Income/(Loss), net	$165,103	$(679,569)	$111,676

Operating and Other Expense:
Compensation and benefits	$53,817	$31,042	$32,235
Other general and administrative expense	31,729	25,666	20,413
Loan servicing, financing and other related costs	30,867	40,372	41,893
Amortization of intangible assets	6,600	—	—
Costs associated with restructuring/forbearance agreement	—	44,434	—
Operating and Other Expense	$123,013	$141,514	$94,541

Net Income/(Loss)	$328,870	$(679,390)	$378,117
Less Preferred Stock Dividend Requirement	$32,875	$29,796	15,000
Net Income/(Loss) Available to Common Stock and Participating Securities	$295,995	$(709,186)	$363,117

Basic Earnings/(Loss) per Common Share	$0.67	$(1.57)	$0.80
Diluted Earnings/(Loss) per Common Share	$0.66	$(1.57)	$0.79

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
(In Thousands)	2021	2020	2019
Net income/(loss)	$328,870	$(679,390)	$378,117
Other Comprehensive (Loss):
Unrealized (losses)/gains on securities available-for-sale	(32,774)	420,281	20,335
Reclassification adjustment for securities sales included in net income	—	(389,127)	(44,600)
Reclassification adjustment for impairments included in net income	—	(344,269)	(180)
Derivative hedging instrument fair value changes, net	—	(50,127)	(23,342)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	1,059	(2,314)	—
Reclassification adjustment for losses related to hedging instruments included in net income	—	72,802	(2,454)
Other Comprehensive (Loss)	(31,715)	(292,754)	(50,241)
Comprehensive income/(loss) before preferred stock dividends	$297,155	$(972,144)	$327,876
Dividends required on preferred stock	(32,875)	(29,796)	(15,000)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$264,280	$(1,001,940)	$312,876

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	For the Year Ended December 31, 2021
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.5% Series C Fixed-to-Floating Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	11,000	$110	8,000	$80	451,714	$4,517	$3,848,129	$(1,405,327)	$77,293	$2,524,802
Net Income	—	—	—	—	—	—	—	328,870	—	328,870
Issuance of common stock, net of expenses	—	—	—	—	1,152	12	1,820	—	—	1,832
Repurchase of shares of common stock (1)	—	—	—	—	(20,315)	(203)	(86,190)	—	—	(86,393)
Equity based compensation expense	—	—	—	—	—	—	9,038	—	—	9,038
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(559)	(278)	—	(837)
Dividends declared on common stock ($0.385 per share)	—	—	—	—	—	—	—	(169,275)	—	(169,275)
Dividends declared on Series B Preferred Stock ($1.875 per share)	—	—	—	—	—	—	—	(15,000)	—	(15,000)
Dividends declared on Series C Preferred Stock ($1.625 per share)	—	—	—	—	—	—	—	(17,875)	—	(17,875)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(599)	—	(599)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(32,774)	(32,774)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	1,059	1,059
Balance at December 31, 2021	11,000	$110	8,000	$80	432,551	$4,326	$3,772,238	$(1,279,484)	$45,578	$2,542,848

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31, 2020
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.5% Series C Fixed-to-Floating Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	8,000	$80	452,369	$4,524	$3,640,341	$(631,040)	$370,047	$3,383,952
Cumulative effect adjustment on adoption of new accounting standard ASU 2016-13	—	—	—	—	—	—	—	(8,326)	—	(8,326)
Net loss	—	—	—	—	—	—	—	(679,390)	—	(679,390)
Issuance of Series C Preferred Stock, net of expenses	11,000	110	—	—	—	—	265,942	—	—	266,052
Issuance of common stock, net of expenses	—	—	—	—	13,792	138	7,315	—	—	7,453
Repurchase of shares of common stock (1)	—	—	—	—	(14,447)	(145)	(53,432)	—	—	(53,577)
Equity based compensation expense	—	—	—	—	—	—	6,715	—	—	6,715
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	856	—	—	856
Dividends declared on common stock ($0.125 per share)	—	—	—	—	—	—	—	(56,546)	—	(56,546)
Dividends declared on Series B Preferred Stock ($1.875 per share)	—	—	—	—	—	—	—	(15,000)	—	(15,000)
Dividends declared on Series C Preferred Stock ($1.345 per share)	—	—	—	—	—	—	—	(14,796)	—	(14,796)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(229)	—	(229)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	—	—	(313,115)	(313,115)
Derivative hedging instruments fair value changes and amortization, net	—	—	—	—	—	—	—	—	22,675	22,675
Warrants issued and repurchased, net	—	—	—	—	—	—	(19,608)	—	—	(19,608)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	(2,314)	(2,314)
Balance at December 31, 2020	11,000	$110	8,000	$80	451,714	$4,517	$3,848,129	$(1,405,327)	$77,293	$2,524,802

	For the Year Ended December 31, 2019
(In Thousands, Except Per Share Amounts)	Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance at December 31, 2018	8,000	$80	449,787	$4,498	$3,623,275	$(632,040)	$420,288	$3,416,101
Net income	—	—	—	—	—	378,117	—	378,117
Issuance of common stock, net of expenses	—	—	3,145	26	12,299	—	—	12,325
Repurchase of shares of common stock (1)	—	—	(563)	—	(4,118)	—	—	(4,118)
Equity based compensation expense	—	—	—	—	9,230	—	—	9,230
Change in accrued dividends attributable to stock-based awards	—	—	—	—	(345)	—	—	(345)
Dividends declared on common stock ($0.80 per share)	—	—	—	—	—	(361,033)	—	(361,033)
Dividends declared on Series B Preferred Stock ($1.875 per share)	—	—	—	—	—	(15,000)	—	(15,000)
Dividends attributable to dividend equivalents	—	—	—	—	—	(1,084)	—	(1,084)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	(24,445)	(24,445)
Derivative hedging instruments fair value changes, net	—	—	—	—	—	—	(25,796)	(25,796)
Balance at December 31, 2019	8,000	$80	452,369	$4,524	$3,640,341	$(631,040)	$370,047	$3,383,952

(1) For the year ended December 31, 2021, includes approximately $799,000 (213,123 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2020, includes approximately $2.7 million (360,534 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2019, includes approximately $4.1 million (562,815 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the Year Ended December 31,
(In Thousands)	2021	2020	2019
Cash Flows From Operating Activities:
Net income/(loss)	$328,870	$(679,390)	$378,117
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains)/losses on residential whole loans and real estate owned, net	(31,703)	243,933	(79,948)
Gains on securities, net	(1,606)	(74,515)	(69,082)
Impairment and other gains and losses on securities available-for-sale and other assets	(72,996)	425,082	180
Loss on terminated swaps previously designed as hedges for accounting purposes	—	57,034	—
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities, and amortization of terminated hedging instruments	(59,424)	10,949	(25,167)
(Reversal of provision)/provision for credit and valuation losses on residential whole loans and other financial instruments	(48,355)	22,121	2,569
Net other non-cash losses included in net income	10,902	44,055	24,815
(Increase)/Decrease in other assets	(19,441)	39,930	(34,262)
Increase/(Decrease) in other liabilities	14,046	(50,803)	18,553
Net cash provided by operating activities	$120,293	$38,396	$215,775

Cash Flows From Investing Activities:
Purchases of residential whole loans, loan related investments and capitalized advances	$(4,516,971)	$(1,477,320)	$(4,591,422)
Proceeds from sales of residential whole loans, and residential whole loan repurchases	—	1,510,902	(6,769)
Principal payments on residential whole loans and loan related investments	2,012,901	1,825,606	1,378,529
Increase in cash balances resulting from Lima One purchase transaction, net	6,121	—	—
Purchases of securities	—	(163,748)	(1,008,215)
Proceeds from sales of securities and other assets	—	3,790,148	908,697
Principal payments on securities	157,297	633,194	2,098,416
Purchases of real estate owned and capital improvements	(1,338)	(10,198)	(20,110)
Proceeds from sales of real estate owned	187,010	279,786	108,012
Additions to leasehold improvements, furniture and fixtures	(12,048)	(4,862)	(1,879)
Net cash (used in)/provided by investing activities	$(2,167,028)	$6,383,508	$(1,134,741)

Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(1,822,198)	$(21,810,920)	$(67,463,756)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	3,022,279	14,008,042	68,724,021
Principal payments on other collateralized financing agreements	(1,883,068)	(1,733,345)	(114,386)
Proceeds from borrowings under other collateralized financing agreements	2,692,576	3,803,150	—
Payment made for other collateralized financing agreement related costs	(7,145)	(1,699)	—
Principal payment on redemption of Senior notes	(100,000)	—	—
Proceeds from issuance of convertible senior notes	—	—	223,311
Payments made for settlements and unwinds of Swaps	—	(60,022)	(40,029)
Proceeds from issuance of series C preferred stock	—	275,000	—
Payments made for costs related to series C preferred stock issuance	—	(8,948)	—
Proceeds from issuances of common stock	1,825	7,441	12,325
Payments made for the repurchase of common stock through the share repurchase program	(85,591)	(50,835)	—
Proceeds from the issuance of warrants	—	14,041	—
Payments made for the repurchase of warrants	—	(33,650)	—
Dividends paid on preferred stock	(32,875)	(29,796)	(15,000)
Dividends paid on common stock and dividend equivalents	(156,140)	(113,508)	(361,565)
Net cash provided by/(used in) financing activities	$1,629,663	$(5,735,049)	$964,921
Net (decrease)/increase in cash, cash equivalents and restricted cash	$(417,072)	$686,855	$45,955
Cash, cash equivalents and restricted cash at beginning of period	$821,519	$134,664	$88,709
Cash, cash equivalents and restricted cash at end of period	$404,447	$821,519	$134,664

Supplemental Disclosure of Cash Flow Information
Interest Paid	$116,966	$254,270	$330,398

			(continued)

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$72,304	$96,766	$257,701
Dividends and dividend equivalents declared and unpaid	$47,751	$34,016	$90,749
Right-of-use lease asset and lease liability	$40,893	$—	$—
Repayment of Lima One preferred stock in connection with the Lima One transaction (see Note 15)	$22,030	$—	$—
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

1.      Organization

MFA Financial, Inc. (the “Company”) was incorporated in Maryland on July 24, 1997 and began operations on April 10, 1998.  The Company has elected to be treated as a real estate investment trust (“REIT”) for U.S. federal income tax purposes.  In order to maintain its qualification as a REIT, the Company must comply with a number of requirements under federal tax law, including that it must distribute at least 90% of its annual REIT taxable income to its stockholders.  The Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate related business (see Note 8).

2.      Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas: impairment, valuation allowances and loss allowances on residential whole loans (see Note 3), mortgage-backed securities (“MBS”), credit risk transfer (“CRT”) securities and mortgage servicing rights (“MSR”) related assets (collectively, “Securities, at fair value”) (see Note 4), and Other assets (see Note 5), valuation of Securities, at fair value (see Notes 4 and 13), income recognition and valuation of residential whole loans (see Notes 3 and 13), valuation of derivative instruments (see Notes 5(c) and 13) and income recognition on certain Non-Agency MBS (defined below) purchased at a discount (see Note 4). In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (see Note 8). Actual results could differ from those estimates.

The Company has one reportable segment as it manages its business and analyzes and reports its results of operations on the basis of one operating segment: investing, on a leveraged basis, in residential mortgage assets.

The consolidated financial statements of the Company include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated. In addition, the Company consolidates entities established to facilitate transactions related to the acquisition and securitization of residential whole loans completed in prior years. Certain prior period amounts have been reclassified to conform to the current period presentation. In particular, prior period disclosures have been conformed to the current period presentation of interest income from residential whole loans at fair value. Starting in the second quarter of 2021, interest income for these loans is presented in interest income in the Company’s consolidated statements of operations. Previously, interest income received on residential whole loans at fair value was presented in other income in the Company’s consolidated statements of operations. On July 1, 2021, the Company completed the acquisition of Lima One Holdings, LLC, the parent company of Lima One Capital, LLC (collectively referred to as “Lima One”), a leading nationwide originator and servicer of business purpose loans (“BPLs”). Lima One’s financial results are consolidated with MFA’s results from that date (see Note 15).

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

The Company’s residential whole loans pledged as collateral against financing agreements are included in the consolidated balance sheets with amounts pledged disclosed in Note 6.  Purchases and sales of residential whole loans that are subject to an extended period of due diligence that crosses a reporting date are recorded in our balance sheet at amounts reflecting management’s current estimate of assets that will be acquired or disposed at the closing of the transaction. This estimate is subject to revision at the closing of the transaction, pending the outcome of due diligence performed prior to closing. Residential whole loans purchased under flow arrangements with loan origination partners are generally recorded at the transaction settlement date. Recorded amounts of residential whole loans for which the closing of the purchase transaction is yet to occur are not eligible to be pledged as collateral against any financing agreement until the closing of the purchase transaction. Interest income, credit related losses and changes in the fair value of loans held at fair value are recorded post settlement for acquired loans and until transaction settlement for sold loans (see Notes 3, 6, 13 and 14).

Purchased Performing Loans

Acquisitions of Purchased Performing Loans to date (which include loans purchased from third parties or loans originated by Lima One) have been primarily comprised of: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (“Rehabilitation loans” or “Fix and Flip loans”), (iii) loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans”), and (v) previously originated loans secured by residential real estate that is generally owner occupied (“Seasoned performing loans”). Purchased Performing Loans are initially recorded at their purchase price (or amount funded for originated loans). Interest income on Purchased Performing Loans acquired at par is accrued based on each loan’s current interest bearing balance and current interest rate. Interest income on such loans acquired at a premium/discount to par is recorded each period based on the contractual coupon net of any amortization of premium or accretion of discount, adjusted for actual prepayment activity. For loans acquired with related servicing rights retained by the seller, interest income is reported net of related serving costs.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

(c)  Securities, at Fair Value

MSR-Related Assets

The Company has investments in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. These financial instruments, which are referred to as MSR-related assets, are discussed in more detail below. The Company’s MSR-related assets pledged as collateral against repurchase agreements are included in the consolidated balance sheets with the amounts pledged disclosed in Note 6. Purchases and sales of MSR-related assets are recorded on the trade date (see Notes 4, 6, and 13).

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
DECEMBER 31, 2021

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

Determination of Fair Value for Residential Mortgage Securities

In determining the fair value of the Company’s residential mortgage securities, management considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity (see Note 13).

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at December 31, 2021 and December 31, 2020. At December 31, 2021 and December 31, 2020, the Company had cash and cash equivalents of $304.7 million and $814.4 million, respectively. At December 31, 2021, the Company had $215.8 million of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. As of December 31, 2020, the Company had $752.4 million worth of investments in overnight money market funds. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).

(e)  Restricted Cash

Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, Swaps and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreement and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements and/or Swaps.  The Company had aggregate restricted cash of $99.8 million and $7.2 million at December 31, 2021 and December 31, 2020, respectively (see Notes 5(c), 6 and 13).

(f)  Goodwill & Intangible Assets

At December 31, 2021, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, see Note 15, and other intangible assets of $21.4 million (net of amortization) primarily comprised of customer relationships, non-competition agreements, trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One. The intangible assets are amortized over their expected useful lives, which range from one to ten years. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances. Through December 31, 2021, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

(h)  Leases and Depreciation

Leases

The Company records its operating lease liabilities and operating lease right-of-use assets on its consolidated balance sheets. The operating lease liabilities are equal to the present value of the remaining fixed lease payments (excluding real estate tax and operating expense escalations) discounted at the Company’s estimated incremental borrowing rate at the date of lease commencement, and the operating lease right-of-use assets are equal to the operating lease liabilities adjusted for lease incentives and initial direct costs. As lease payments are made, the operating lease liabilities are reduced to the present value of the remaining lease payments and the operating lease right-of-use assets are reduced by the difference between the lease expense (straight-lined over the lease term) and the theoretical interest expense amount (calculated using the incremental borrowing rate at the date of lease commencement). See Notes 5 and 9 for further discussion on leases.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

The Company’s repurchase financings collateralized by residential mortgage securities and MSR-related assets typically have terms ranging from one month to six months at inception, while the majority of our financing arrangements collateralized by residential whole loans have terms of twelve months or longer.  Should a counterparty decide not to renew a financing arrangement at maturity, the Company must either refinance elsewhere or be in a position to satisfy the obligation.  If, during the term of a financing, a lender should default on its obligation, the Company might experience difficulty recovering its pledged assets which could result in an unsecured claim against the lender for the difference between the amount loaned to the Company plus interest due to the counterparty and the fair value of the collateral pledged by the Company to such lender, including accrued interest receivable on such collateral (see Notes 6 and 13).

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

The Company makes dividend equivalent payments in connection with certain of its equity-based awards.  A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Company’s Equity Compensation Plan (the “Equity Plan”), and they are paid in cash or other consideration at such times and in accordance with such rules, terms and conditions, as the Compensation Committee may determine in its discretion.  Payments pursuant to dividend equivalents are generally charged to Stockholders’ Equity to the extent that the attached equity awards are expected to vest.  Compensation expense is recognized for payments made for dividend equivalents to the extent that the attached equity awards (i) do not or are not expected to vest and (ii) grantees are not required to return payments of dividends or dividend equivalents to the Company (see Notes 2(l) and 12).

(l)  Earnings per Common Share (“EPS”)

Basic EPS is computed using the two-class method, which includes the weighted-average number of shares of common stock outstanding during the period and an estimate of other securities that participate in dividends, such as the Company’s dividend equivalents attached to/associated with RSUs, to arrive at total common equivalent shares.  In applying the two-class method, earnings are allocated to both shares of common stock and estimated securities that participate in dividends based on their respective weighted-average shares outstanding for the period.  For the diluted EPS calculation, common equivalent shares are further adjusted for the effect of RSUs outstanding that are unvested and have dividends that are subject to forfeiture, and

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
for the effect of outstanding warrants, using the treasury stock method.  Under the treasury stock method, common equivalent shares are calculated assuming that all dilutive common stock equivalents are exercised and the proceeds, along with future compensation expenses associated with such instruments (if any), are used to repurchase shares of the Company’s outstanding common stock at the average market price during the reported period.  In addition, the Company’s 6.25% Convertible Senior Notes due 2024 (the “Convertible Senior Notes”) are included in the calculation of diluted EPS if the assumed conversion into common shares is dilutive, using the “if-converted” method. This calculation involves adding back the periodic interest expense associated with the Convertible Senior Notes to the numerator and by adding the shares that would be issued in an assumed conversion (regardless of whether the conversion option is in or out of the money) to the denominator for the purposes of calculating diluted EPS (see Note 11).

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

During the first quarter of 2020, in response to the turmoil in the financial markets resulting from COVID-19, and given that management no longer considered these transactions to be effective hedges in the then prevailing interest rate environment, the Company terminated all of its then existing Swaps. Prior to their termination, Swaps were carried on the Company’s consolidated balance sheets at fair value, in Other assets, if their fair value was positive, or in Other liabilities, if their fair value was negative.  Changes in the fair value of the Company’s Swaps previously designated in hedging transactions were recorded in OCI provided that the hedge remained effective.  Periodic payments accrued in connection with Swaps designated as hedges were included in interest expense and treated as an operating cash flow.

The Company discontinued hedge accounting for the terminated Swaps as it determined that it was no longer probable that the forecasted transactions would occur (see Notes 5(c), 6 and 13).

During the fourth quarter of 2021, the Company entered into Swaps that were not designated as hedges for accounting purposes. Changes in the fair value of the Company’s Swaps not designated in hedging transactions are recorded in Other income, net on the Company’s consolidated statements of operations.

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
DECEMBER 31, 2021

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

In addition to the financial instruments that it is required to report at fair value, the Company has elected the fair value option for certain of its financial assets and liabilities at the time of acquisition or issuance. Subsequent changes in the fair value of these financial instruments are generally reported in Other income, net, in the Company’s consolidated statements of operations. A decision to elect the fair value option for an eligible financial instrument, which may be made on an instrument by instrument basis, is irrevocable (see Notes 2(b), 2(c), 3, 4, and 13).

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

The Company has entered into several financing transactions which resulted in the Company forming entities to facilitate these transactions.  In determining the accounting treatment to be applied to these transactions, the Company concluded that the entities used to facilitate these transactions are VIEs and that they should be consolidated.  If the Company had determined that consolidation was not required, it would have then assessed whether the transfers of the underlying assets would qualify as sales or should be accounted for as secured financings under GAAP (see Note 14).

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

3. Residential Whole Loans

Included on the Company’s consolidated balance sheets at December 31, 2021 and 2020 are approximately $7.9 billion and $5.3 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for Purchased Non-performing Loans.
The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at December 31, 2021 and 2020:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Purchased Performing Loans:
Non-QM loans	$1,448,162	$2,357,185	$2,013,369	$—	$3,461,531	$2,357,185
Rehabilitation loans	217,315	581,801	517,530	—	734,845	581,801
Single-family rental loans	331,808	446,374	619,415	—	951,223	446,374
Seasoned performing loans	102,041	136,264	—	—	102,041	136,264
Agency eligible investor loans	—	—	1,082,765	—	1,082,765	—
Total Purchased Performing Loans	$2,099,326	$3,521,624	$4,233,079	$—	$6,332,405	$3,521,624

Purchased Credit Deteriorated Loans	$547,772	$673,708	$—	$—	$547,772	$673,708

Allowance for Credit Losses	$(39,447)	$(86,833)	$—	$—	$(39,447)	$(86,833)

Purchased Non-Performing Loans	$—	$—	$1,072,270	$1,216,902	$1,072,270	$1,216,902

Total Residential Whole Loans	$2,607,651	$4,108,499	$5,305,349	$1,216,902	$7,913,000	$5,325,401

Number of loans	9,361	13,112	14,734	5,622	24,095	18,734

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following table presents additional information regarding the Company’s Residential whole loans at December 31, 2021 and 2020:

December 31, 2021

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$3,453,242	$3,361,164	5.07%	355	66%	731	$3,165,964	$77,581	$22,864	$94,755
Rehabilitation loans	727,964	731,154	7.18	11	67	735	616,733	5,834	5,553	103,034
Single-family rental loans	949,772	924,498	5.46	329	70	732	898,166	2,150	695	23,487
Seasoned performing loans	101,995	111,710	2.76	162	37	722	102,047	938	481	8,244
Agency eligible investor loans	1,082,765	1,060,486	3.40	354	62	767	1,039,257	21,229	—	—
Total Purchased Performing Loans	$6,315,738	$6,189,012	5.05%	307

Purchased Credit Deteriorated Loans	$524,992	$643,187	4.55%	283	69%	N/A	$456,924	$50,048	$18,736	$117,479

Purchased Non-Performing Loans	$1,072,270	$1,073,544	4.87%	283	73%	N/A	$492,481	$87,041	$40,876	$453,146

Residential whole loans, total or weighted average	$7,913,000	$7,905,743	4.99%	301

December 31, 2020

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$2,336,117	$2,294,086	5.84%	351	64%	712	$2,042,405	$71,303	$35,697	$144,681
Rehabilitation loans	563,430	581,801	7.29	3	63	719	390,706	29,315	25,433	136,347
Single-family rental loans	442,456	442,208	6.32	324	70	730	411,377	6,691	3,907	20,233
Seasoned performing loans	136,157	149,004	3.30	171	40	723	136,778	2,248	1,155	8,823
Total Purchased Performing Loans	$3,478,160	$3,467,099	6.04%	281

Purchased Credit Deteriorated Loans	$630,339	$782,319	4.46%	287	76	N/A	$544,803	$65,791	$26,697	$145,028

Purchased Non-Performing Loans	$1,216,902	$1,282,093	4.87%	290	80	N/A	$497,299	$104,993	$54,180	$625,621

Residential whole loans, total or weighted average	$5,325,401	$5,531,511	5.54%	284

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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $137.3 million and $189.9 million at December 31, 2021 and 2020, respectively, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 71% and 69% at December 31, 2021 and 2020, respectively. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.
(3)Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.

No Residential whole loans were sold during 2021. During the year ended December 31, 2020, $1.8 billion of Non-QM loans were sold, realizing losses of $273.0 million. During the year ended December 31, 2020, Purchased Non-performing loans with an aggregate unpaid principal balance of $24.1 million were sold, realizing net losses of approximately $800,000.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential Whole Loans, at Carrying Value:

	For the Year Ended December 31, 2021
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2020	$21,068	$18,371	$3,918	$107	$43,369	$86,833
Current provision	(6,523)	(3,700)	(1,172)	(41)	(10,936)	(22,372)
Write-offs	—	(1,003)	—	—	(214)	(1,217)
Allowance for credit losses at March 31, 2021	$14,545	$13,668	$2,746	$66	$32,219	$63,244
Current provision/(reversal)	(2,416)	(1,809)	(386)	(9)	(3,963)	(8,583)
Write-offs	(37)	(255)	—	—	(108)	(400)
Allowance for credit losses at June 30, 2021	$12,092	$11,604	$2,360	$57	$28,148	$54,261
Current provision/(reversal)	(2,403)	(2,526)	(670)	(7)	(4,020)	(9,626)
Write-offs	—	(393)	(56)	—	(84)	(533)
Allowance for credit losses at September 30, 2021	$9,689	$8,685	$1,634	$50	$24,044	$44,102
Current provision/(reversal)	(1,400)	(706)	(178)	(4)	(1,142)	(3,430)
Write-offs	—	(1,098)	(5)	—	(122)	(1,225)
Allowance for credit losses at December 31, 2021	$8,289	$6,881	$1,451	$46	$22,780	$39,447

	For the Year Ended December 31, 2020
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2019	$388	$2,331	$62	$—	$244	$3,025
Transition adjustment on adoption of ASU 2016-13 (4)	6,904	517	754	19	62,361	70,555
Current provision	26,358	33,213	6,615	230	8,481	74,897
Write-offs	—	(428)	—	—	(219)	(647)
Valuation adjustment on loans held for sale	70,181	—	—	—	—	70,181
Allowance for credit and valuation losses at March 31, 2020	$103,831	$35,633	$7,431	$249	$70,867	$218,011
Current provision/(reversal)	(2,297)	(5,213)	(500)	(25)	(2,579)	(10,614)
Write-offs	—	(420)	—	—	(207)	(627)
Valuation adjustment on loans held for sale	(70,181)	—	—	—	—	(70,181)
Allowance for credit losses at June 30, 2020	$31,353	$30,000	$6,931	$224	$68,081	$136,589
Current provision/(reversal)	(4,568)	(7,140)	(1,906)	(74)	(16,374)	(30,062)
Write-offs	(32)	(227)	—	—	(22)	(281)
Allowance for credit losses at September 30, 2020	$26,753	$22,633	$5,025	$150	$51,685	$106,246
Current provision/(reversal)	(5,599)	(3,837)	(1,107)	(43)	(7,997)	(18,583)
Write-offs	(86)	(425)	—	—	(319)	(830)
Allowance for credit losses at December 31, 2020	$21,068	$18,371	$3,918	$107	$43,369	$86,833

(1)In connection with purchased Rehabilitation loans at carrying value, the Company had unfunded commitments of $18.5 million and $73.2 million as of December 31, 2021 and 2020, respectively, with an allowance for credit losses of $205,000 and $1.2 million at December 31, 2021 and 2020, respectively. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 7).
(2)Includes $87.0 million and $143.4 million of loans that were assessed for credit losses based on a collateral dependent methodology as of December 31, 2021 and 2020, respectively.
(3)Includes $57.4 million and $72.7 million of loans that were assessed for credit losses based on a collateral dependent methodology as of December 31, 2021 and 2020, respectively.
(4)Of the $70.6 million of reserves recorded on adoption of ASU 2016-13, $8.3 million was recorded as an adjustment to stockholders’ equity and $62.4 million was recorded as a “gross up” of the amortized cost basis of Purchased Credit Deteriorated Loans.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The Company adopted the accounting standard addressing the measurement of credit losses on financial instruments (“CECL”) on January 1, 2020. The anticipated impact of the COVID-19 pandemic on expected economic conditions, including forecasted unemployment, home price appreciation, and prepayment rates, for the short to medium term resulted in significantly increased estimates of credit losses recorded under CECL for the first quarter of 2020 for residential whole loans held at carrying value. Since the end of the first quarter of 2020, primarily as a result of generally more stable markets and an ongoing economic recovery, the Company has made subsequent revisions to certain macroeconomic assumptions, including its estimates related to future rates of unemployment and home price appreciation, and has made adjustments to the quantitative model outputs for relevant qualitative factors. The net impact of these assumption revisions and qualitative adjustments, as well as reductions in balances subject to CECL, has resulted in a reversal of a portion of the allowance for loan loss since the end of the first quarter of 2020. The qualitative adjustments, which have the effect of increasing expected loss estimates, were determined based on a variety of factors, including differences between the Company’s loan portfolio and the loan portfolios represented by data available in regulatory filings of certain banks that are considered to have similar loan portfolios (available proxy data), and differences between current (and expected future) market conditions in comparison to market conditions that occurred in historical periods. Such differences include uncertainty with respect to the ongoing impact of the pandemic, the speed of vaccine deployment and time period for a significant portion of society to be vaccinated, the extent and timing of government stimulus efforts and heightened political uncertainty. The Company’s estimates of credit losses reflect the Company’s expectation that full recovery to pre-pandemic economic conditions will take an extended period, resulting in increased delinquencies and defaults during this period compared to historical periods. Estimates of credit losses under CECL are highly sensitive to changes in assumptions and current economic conditions have increased the difficulty of accurately forecasting future conditions.

The amortized cost basis of Purchased Performing Loans on nonaccrual status as of December 31, 2021 and December 31, 2020 was $240.2 million and $373.3 million, respectively. The amortized cost basis of Purchased Credit Deteriorated Loans on nonaccrual status as of December 31, 2021 and December 31, 2020 was $108.9 million and $151.4 million, respectively. The fair value of Purchased Non-performing Loans on nonaccrual status as of December 31, 2021 and December 31, 2020 was $588.1 million and $730.9 million, respectively. During the year ended December 31, 2021, the Company recognized $21.2 million of interest income on loans on nonaccrual status, including $15.5 million on its portfolio of loans which were non-performing at acquisition. At December 31, 2021 and December 31, 2020, there were approximately $107.4 million and $130.7 million, respectively, of loans on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following table presents certain additional credit-related information regarding our Residential whole loans, at Carrying Value:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2021	2020	2019	2018	2017	Prior	Total
Non-QM loans
LTV <= 80% (1)	$60,441	$290,836	$662,258	$342,250	$35,833	$3,954	$1,395,572
LTV > 80% (1)	2,770	25,075	11,164	11,545	1,886	150	52,590
Total Non-QM loans	$63,211	$315,911	$673,422	$353,795	$37,719	$4,104	$1,448,162
Year Ended December 31, 2021 Gross write-offs	$—	$—	$—	$37	$—	$—	$37
Year Ended December 31, 2021 Recoveries	—	—	—	—	—	—	—
Year Ended December 31, 2021 Net write-offs	$—	$—	$—	$37	$—	$—	$37

Rehabilitation loans
LTV <= 80% (1)	$12,754	$24,716	$151,632	$21,534	$3,427	$—	$214,063
LTV > 80% (1)	—	—	756	796	1,700	—	3,252
Total Rehabilitation loans	$12,754	$24,716	$152,388	$22,330	$5,127	$—	$217,315
Year Ended December 31, 2021 Gross write-offs	$—	$—	$1,329	$1,296	$123	$—	$2,748
Year Ended December 31, 2021 Recoveries	—	—	—	—	—	—	—
Year Ended December 31, 2021 Net write-offs	$—	$—	$1,329	$1,296	$123	$—	$2,748

Single family rental loans
LTV <= 80% (1)	$15,444	$35,727	$186,931	$77,689	$10,107	$—	$325,898
LTV > 80% (1)	—	512	5,312	86	—	—	5,910
Total Single family rental loans	$15,444	$36,239	$192,243	$77,775	$10,107	$—	$331,808
Year Ended December 31, 2021 Gross write-offs	$—	$—	$56	$5	$—	$—	$61
Year Ended December 31, 2021 Recoveries	—	—	—	—	—	—	—
Year Ended December 31, 2021 Net write-offs	$—	$—	$56	$5	$—	$—	$61

Seasoned performing loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$98,288	$98,288
LTV > 80% (1)	—	—	—	—	—	3,754	3,754
Total Seasoned performing loans	$—	$—	$—	$—	$—	$102,042	$102,042
Year Ended December 31, 2021 Gross write-offs	$—	$—	$—	$—	$—	$—	$—
Year Ended December 31, 2021 Recoveries	—	—	—	—	—	—	—
Year Ended December 31, 2021 Net write-offs	$—	$—	$—	$—	$—	$—	$—

Purchased credit deteriorated loans
LTV <= 80% (1)	$—	$—	$—	$—	$618	$404,603	$405,221
LTV > 80% (1)	—	—	—	—	—	142,551	142,551
Total Purchased credit deteriorated loans	$—	$—	$—	$—	$618	$547,154	$547,772
Year Ended December 31, 2021 Gross write-offs	$—	$—	$—	$—	$—	$527	$527
Year Ended December 31, 2021 Recoveries	—	—	—	—	—	—	—
Year Ended December 31, 2021 Net write-offs	$—	$—	$—	$—	$—	$527	$527

Total LTV <= 80% (1)	$88,639	$351,279	$1,000,821	$441,473	$49,985	$506,845	$2,439,042
Total LTV > 80% (1)	2,770	25,587	17,232	12,427	3,586	146,455	208,057
Total residential whole loans, at carrying value	$91,409	$376,866	$1,018,053	$453,900	$53,571	$653,300	$2,647,099
Total Gross write-offs	$—	$—	$1,385	$1,338	$123	$527	$3,373
Total Recoveries	—	—	—	—	—	—	—
Total Net write-offs	$—	$—	$1,385	$1,338	$123	$527	$3,373

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $137.3 million at December 31, 2021, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting is 71% at December 31, 2021. Certain low value loans secured by vacant lots are categorized as LTV > 80%.

The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 90 days or more delinquent:

	December 31, 2021
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$96,473	$94,755	64.6%
Rehabilitation loans	103,166	103,034	67.6%
Single-family rental loans	23,524	23,487	73.4%
Seasoned performing loans	7,740	8,244	45.6%
Agency eligible investor loans	—	—	—%
Total Purchased Performing Loans	$230,903	$229,520

Purchased Credit Deteriorated Loans	$95,899	$117,479	79.1%

Purchased Non-Performing Loans	$454,443	$453,146	80.2%

Total Residential whole loans	$781,245	$800,145

	December 31, 2020
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$148,387	$144,681	65.9%
Rehabilitation loans	136,347	136,347	65.8%
Single-family rental loans	20,388	20,233	72.7%
Seasoned performing loans	8,031	8,823	55.1%
Agency eligible investor loans	—	—	—%
Total Purchased Performing Loans	$313,153	$310,084

Purchased Credit Deteriorated Loans	$119,621	$145,028	86.7%

Purchased Non-Performing Loans	$571,729	$625,621	86.8%

Total Residential whole loans	$1,004,503	$1,080,733

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following tables present the components of interest income on the Company’s Residential whole loans for the years ended December 31, 2021, 2020 and 2019:

	Held at Carrying Value			Held at Fair Value			Total
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
(In Thousands)	2021	2020	2019	2021	2020	2019	2021	2020	2019
Purchased Performing Loans:
Non-QM loans	$75,517	$136,527	$116,282	$21,431	$—	$—	$96,948	$136,527	$116,282
Rehabilitation loans	22,424	49,484	54,419	10,705	—	—	33,129	49,484	54,419
Single-family rental loans	24,863	27,722	17,742	9,306	—	—	34,169	27,722	17,742
Seasoned performing loans	6,684	8,793	12,191	—	—	—	6,684	8,793	12,191
Agency eligible investor loans	—	—	—	11,667	—	—	11,667	—	—
Total Purchased Performing Loans	$129,488	$222,526	$200,634	$53,109	$—	$—	$182,597	$222,526	$200,634

Purchased Credit Deteriorated Loans	$40,130	$36,238	$43,346	$—	$—	$—	$40,130	$36,238	$43,346

Purchased Non-Performing Loans	$—	$—	$—	$80,741	$73,448	$114,181	$80,741	$73,448	$114,181

Total Residential Whole Loans	$169,618	$258,764	$243,980	$133,850	$73,448	$114,181	$303,468	$332,212	$358,161

The following table presents the components of Net gain/(loss) on residential whole loans measured at fair value through earnings for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
(In Thousands)	2021	2020	2019
Net unrealized gains	$16,243	$17,204	$47,849
Other income/(loss) (1)	493	3,561	(3,700)
Total	$16,736	$20,765	$44,149

(1)Primarily includes cash payments received from private mortgage insurance on liquidated loans and losses on liquidations of non-performing loans.

4.                   Securities, at Fair Value

MSR-Related Assets

Term Notes Backed by MSR-Related Collateral

At December 31, 2021 and 2020, the Company had $153.8 million and $239.0 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
At December 31, 2021, these term notes had an amortized cost of $121.4 million, gross unrealized gains of approximately $32.4 million, a weighted average yield of 10.3% and a weighted average term to maturity of 1.7 years. At December 31, 2020, the term notes had an amortized cost of $184.9 million, gross unrealized gains of approximately $54.0 million, a weighted average yield of 12.3% and a weighted average term to maturity of 8.7 years. During the year ended December 31, 2020, the Company sold certain term notes for $711.7 million, realizing gains of $28.7 million. During the three months ended March 31, 2020, the Company recognized an impairment loss related to its term notes of $280.8 million based on its intent to sell, or the likelihood it will be required to sell, such notes.

CRT Securities

CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company. The Company assesses the credit risk associated with its investments in CRT securities by assessing the current and expected future performance of the associated loan pool. The Company pledges a portion of its CRT securities as collateral against its borrowings under repurchase agreements (see Note 6).

Agency and Non-Agency MBS

MBS investments held during the year ended December 31, 2020 and in prior periods included Agency MBS and Non-Agency MBS which include MBS issued prior to 2008 (“Legacy Non-Agency MBS”). These MBS are secured by: (i) hybrid mortgages (“Hybrids”), which have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; (ii) adjustable-rate mortgages (“ARMs”), which have interest rates that reset annually or more frequently (collectively, “ARM-MBS”); and (iii) 15 and 30 year fixed-rate mortgages for Agency MBS and, for Non-Agency MBS, 30-year and longer-term fixed rate mortgages. In addition, until the second quarter of 2021 the Company’s MBS were also comprised of MBS backed by securitized re-performing/non-performing loans (“RPL/NPL MBS”), where the cash flows of the bond may not reflect the contractual cash flows of the underlying collateral. The Company’s RPL/NPL MBS were generally structured with a contractual coupon step-up feature where the coupon increases from 300 - 400 basis points at 36 - 48 months from issuance or sooner. The Company pledges a significant portion of its MBS as collateral against its borrowings under repurchase agreements (see Note 6).

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following tables present certain information about the Company’s residential mortgage securities at December 31, 2021 and 2020:

December 31, 2021

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Total residential mortgage securities (2)(3)(4)	$99,999	$7,466	$(55)	$(20,768)	$86,642	$16,282	$(10)	$16,272	$102,914

December 31, 2020

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Total residential mortgage securities (2)(3)(4)(5)	$161,878	$3,022	$(8,206)	$(21,437)	$135,257	$26,926	$(1,183)	$25,743	$161,000

(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)At December 31, 2020, the Company expected to recover approximately 99% of the then-current face amount of Non-Agency MBS.
(4)Amounts disclosed at December 31, 2021 includes CRT securities with a fair value of $67.5 million for which the fair value option has been elected. Such securities had $1.8 million gross unrealized gains and gross unrealized losses of approximately $10,000 at December 31, 2021. Amounts disclosed at December 31, 2020 includes CRT securities with a fair value of $66.2 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $551,000 and gross unrealized losses of approximately $322,000 at December 31, 2020.
(5)Includes RPL/NPL MBS, which at December 31, 2020 had a $55.0 million Principal/Current face, $46.9 million amortized cost and $53.9 million fair value.

Sales of Residential Mortgage Securities

The following table presents information about the Company’s sales of its residential mortgage securities for the years ended December 31, 2021, 2020 and 2019. The Company has no continuing involvement with any of the sold securities.

	For the Year Ended December 31,
	2021		2020		2019
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$—	$—	$1,500,875	$(19,291)	$360,634	$499
Non-Agency MBS	—	—	1,318,958	107,999	291,391	50,360
CRT Securities	—	—	243,025	(27,011)	256,671	11,143
Total	$—	$—	$3,062,858	$61,697	$908,696	$62,002

Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities at December 31, 2021.

The Company did not recognize an allowance for credit losses (or other than temporary impairment in prior year periods) through earnings related to its MBS for the year ended December 31, 2021. During the three months ended March 31, 2020, the Company recognized an aggregate impairment loss related to its MBS of $63.5 million based on its intent to sell, or the likelihood it will be required to sell, certain securities at such time.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential mortgage securities and MSR-related assets:

	For the Year Ended December 31,
(Dollars In Thousands)	2021	2020
Allowance for credit losses at beginning of period	$—	$—
Current provision:	—	—
Securities with no prior loss allowance	—	344,269
Securities with a prior loss allowance	—	—
Write-offs, including allowance related to securities the Company intended to sell	—	(344,269)
Allowance for credit losses at end of period	$—	$—

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the years ended December 31, 2021, 2020, and 2019:

	For the Year Ended December 31,
(In Thousands)	2021	2020	2019
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$79,607	$392,722	$417,167
Unrealized (losses)/gains on securities available-for-sale	(32,774)	420,281	20,335
Reclassification adjustment for MBS sales included in net income	—	(389,127)	(44,600)
Reclassification adjustment for impairment included in net income	—	(344,269)	(180)
Change in AOCI from AFS securities	(32,774)	(313,115)	(24,445)
Balance at end of period	$46,833	$79,607	$392,722

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
(In Thousands)	2021	2020	2019
Agency MBS
Coupon interest	$—	$14,038	$82,446
Effective yield adjustment (1)	—	(5,186)	(26,545)
Interest income	$—	$8,852	$55,901

Legacy Non-Agency MBS
Coupon interest	$14	$18,263	$87,024
Effective yield adjustment (2)(3)	670	10,565	59,622
Interest income	$684	$28,828	$146,646

RPL/NPL MBS
Coupon interest	$373	$8,376	$53,086
Effective yield adjustment (1)(4)	8,136	560	338
Interest income	$8,509	$8,936	$53,424

CRT securities
Coupon interest	$3,690	$7,010	$20,532
Effective yield adjustment (2)	4,459	511	(1,949)
Interest income	$8,149	$7,521	$18,583

MSR-related assets
Coupon interest	$7,462	$25,970	$52,644
Effective yield adjustment (1)(2)(5)	31,886	9,987	3
Interest income	$39,348	$35,957	$52,647

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
(3)Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of $670,000 and $14.5 million during the years ended December 31, 2021 and 2019, respectively.
(4)Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of $8.1 million and $329,000 during the years ended December 31, 2021 and 2019, respectively.
(5)Includes $20.5 million of accretion income recognized during the year ended December 31, 2021 due to the impact of the redemption at par of MSR-related assets that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
5.    Other Assets

The following table presents the components of the Company’s Other assets at December 31, 2021 and 2020:

(In Thousands)	December 31, 2021	December 31, 2020
REO (1)	$156,223	$249,699
Goodwill	61,076	—
Intangibles, net (2)	21,400	—
Capital contributions made to loan origination partners	71,673	47,148
Other interest-earning assets	57,522	—
Interest receivable	50,191	38,850
Other loan related receivables	34,191	16,682
Lease Right-of-Use Asset (3)	39,370	758
Other	73,910	32,244
Total Other Assets	$565,556	$385,381

(1)Includes $11.3 million and $61.8 million of REO that is held-for-investment at December 31, 2021 and 2020.
(2)Net of aggregate accumulated amortization of $6.6 million as of December 31, 2021.
(3)An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease (see Notes 2 and 9).

(a) Real Estate Owned
At December 31, 2021, the Company had 553 REO properties with an aggregate carrying value of $156.2 million. At December 31, 2020, the Company had 946 REO properties with an aggregate carrying value of $249.7 million.

At December 31, 2021, $155.2 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $84.4 million of residential whole loans held at carrying value and $351.4 million of residential whole loans held at fair value at December 31, 2021.

The following table presents the activity in the Company’s REO for the years ended December 31, 2021 and 2020:

	For the Year Ended December 31,
(Dollars In Thousands)	2021	2020
Balance at beginning of period	$249,699	$411,659
Adjustments to record at lower of cost or fair value	(4,772)	(12,570)
Transfer from residential whole loans (1)	72,304	96,766
Purchases and capital improvements, net	2,458	10,198
Disposals and other (2)	(163,466)	(256,354)
Balance at end of period	$156,223	$249,699

Number of properties	553	946

(1)Includes a net loss recorded on transfer of approximately $700,000 and a net gain recorded on transfer of approximately $5.1 million, respectively, for the years ended December 31, 2021 and 2020.
(2)During the year ended December 31, 2021, the Company sold 647 REO properties for consideration of $187.9 million, realizing net gains of approximately $23.5 million. During the year ended December 31, 2020, the Company sold 1,086 REO properties for consideration of $274.1 million, realizing net gains of approximately $15.1 million. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(b) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom it sources residential mortgage loans through both flow arrangements and bulk purchases. To date, such contributions of capital include the following investments (based on their carrying value prior to any impairments): $23.2 million of common equity (including partnership interests) and $78.9 million of preferred equity. In addition, for certain partners, options or warrants may have also been acquired that provide the Company the ability to increase the level of its investment if certain conditions are met. At the end of each reporting period, or earlier if circumstances warrant, the Company evaluates whether the nature of its interests and other involvement with the investee entity requires the Company to apply equity method accounting or consolidate the results of the investee entity with the Company’s financial results. On July 1, 2021, the Company completed the acquisition of certain ownership interests in Lima One, which resulted in the Company owning all of Lima One’s outstanding ownership interests. Accordingly, the Company consolidated Lima One’s financial results beginning on that date. In addition, in connection with the purchase accounting for the acquisition, the Company was required to revalue its investments in Lima One common equity, resulting in a $38.9 million gain, which was recorded in Other Income in the Company’s consolidated statements of operations (Refer to Note 15 for further details). Further, to the extent that the nature of the Company’s interests has resulted in the need for the Company to apply equity method accounting, the impact of such accounting on the Company’s results for periods subsequent to that in which the Company was determined to have significant influence over the investee company was not material for any period. With respect to investments in entities that the Company does not either consolidate or apply equity method accounting, as the interests acquired to date by the Company generally do not have a readily determinable fair value, the Company accounts for these interests (including any acquired options and warrants) in loan originators initially at cost. The carrying value of these investments will be adjusted if it is determined that an impairment has occurred or if there has been a subsequent observable transaction in either the investee company’s equity securities or a similar security that provides evidence to support an adjustment to the carrying value. Following an evaluation of the anticipated impact of COVID-19 on economic conditions for the short to medium term, the Company recorded impairment charges of $65.3 million on investments in certain loan origination partners during the year ended December 31, 2020, which was included in “Impairment and other gains and losses on securities available-for-sale and other assets” on the consolidated statements of operations. During the year ended December 31, 2021, the Company reversed $10.0 million of previously recorded impairment as two of the Company’s preferred equity investments were repaid in full. In addition, the Company recorded a gain of $24.0 million related to a preferred equity investment that had been previously impaired and that was required to be revalued during the period, as the investee company completed a capital transaction with an unrelated third party. These gains were recorded in Other Income in the consolidated statements of operations. The Company did not record any impairment charges to earnings on investments in loan origination partners during the year ended December 31, 2021.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

(c) Derivative Instruments

Swaps

The Company’s derivative instruments include Swaps, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on Secured Overnight Financing Rate (“SOFR”), on the notional amount of the Swap. At December 31, 2021, none of the Company’s Swaps are designated as hedges for accounting purposes.

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

The following table presents the assets pledged as collateral against the Company’s Swap contracts at December 31, 2021 and 2020:

	December 31,
(In Thousands)	2021	2020
Restricted Cash	$14,446	$—

At December 31, 2021, the Company had Swaps with an aggregate notional amount of $900.0 million and extended approximately 48 months on average with a maximum term of approximately 60 months.

The following table presents information about the Company’s Swaps at December 31, 2021 and 2020:

	December 31, 2021			December 31, 2020
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days to 12 months	$—	—%	—%	$—	—%	—%
Over 12 months to 24 months	—	—	—	—	—	—
Over 24 months to 36 months	450,010	0.90	0.05	—	—	—
Over 36 months to 48 months	—	—	—	—	—	—
Over 48 months to 60 months	450,000	1.12	0.05	—	—	—
Total Swaps	$900,010	1.01%	0.05%	$—	—%	—%

(1)Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts annually based on SOFR.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following table presents the net impact of the Company’s derivative hedging instruments on its net interest expense and the weighted average interest rate paid and received for such Swaps for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
(Dollars in Thousands)	2021	2020	2019
Interest expense attributable to Swaps	$—	$(3,359)	$927
Weighted average Swap rate paid	—%	2.06%	2.28%
Weighted average Swap rate received	—%	1.63%	2.24%

During the year ended December 31, 2021, the Company recorded net losses on Swaps not designated in hedging relationships of approximately $598,000. During the years ended December 31, 2020 and 2019, the Company recorded net losses on Swaps not designated in hedging relationships of $4.3 million and $16.5 million, which included $9.4 million and $17.7 million, respectively, of losses realized on the unwind of certain Swaps. These amounts are included in Other income, net on the Company’s consolidated statements of operations.

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
(In Thousands)	2021	2020	2019
AOCI from derivative hedging instruments:
Balance at beginning of period	$—	$(22,675)	$3,121
Net loss on Swaps	—	(50,127)	(23,342)
Reclassification adjustment for losses/gains related to hedging instruments included in net income	—	72,802	(2,454)
Balance at end of period	$—	$—	$(22,675)

TBA Securities

In order to economically hedge the risks arising from the investments in Agency eligible investor loans, the Company has entered into short positions in certain TBA securities. The table below summarizes open short positions in TBA securities as of December 31, 2021, which had an aggregate value of $(1.3) million and were included in Other liabilities on the Company’s consolidated balance sheets.

(Dollars in Thousands)	Notional Amount	Settlement Date
TBA Security
FNCL 2.5 1/22	$180,000	January 13, 2022
FNCL 2 1/21	$130,000	January 13, 2022

TBA short positions are subject to margining requirements which serve to mitigate counterparty credit risk associated with these transactions. Open TBA positions are measured at fair value each reporting date, with realized and unrealized changes in the fair value of these positions recorded in Other income, net in our consolidated statements of operations. For the year ended December 31, 2021, the Company recorded realized and unrealized changes in fair value on TBA short positions of $2.0 million. No TBA short positions had been entered into in the prior periods presented.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
6.      Financing Agreements

The following tables present the components of the Company’s Financing agreements at December 31, 2021 and 2020:

	December 31, 2021
(In Thousands)	Unpaid Principal Balance	Amortized Cost Balance	Fair Value/Carrying Value (1)
Financing agreements, at fair value
Agreements with mark-to-market collateral provisions	$1,322,362	$1,322,362	$1,322,362
Agreements with non-mark-to-market collateral provisions	627,026	627,026	628,280
Securitized debt	1,304,912	1,318,593	1,316,131
Total Financing agreements, at fair value	$3,254,300	$3,267,981	$3,266,773

Financing agreements, at carrying value
Securitized debt	$1,340,583		$1,334,342
Agreements with mark-to-market collateral provisions	1,240,510		1,239,937
Agreements with non-mark-to-market collateral provisions	311,977		311,260
Convertible senior notes	230,000		226,470
Total Financing agreements, at carrying value	$3,123,070		$3,112,009
Total Financing agreements	$6,377,370		$6,378,782

	December 31, 2020
(In Thousands)	Unpaid Principal Balance	Amortized Cost Balance	Fair Value/Carrying Value (1)
Financing agreements, at fair value
Agreements with non-mark-to-market collateral provisions	$1,156,899	$1,156,899	$1,159,213
Agreements with mark-to-market collateral provisions	1,338,077	1,338,077	1,338,077
Securitized debt	866,203	857,553	869,482
Total Financing agreements, at fair value	$3,361,179	$3,352,529	$3,366,772

Financing agreements, at carrying value
Securitized debt	$648,300		$645,027
Convertible senior notes	230,000		225,177
Senior notes	100,000		100,000
Total Financing agreements, at carrying value	$978,300		$970,204
Total Financing agreements	$4,339,479		$4,336,976

(1)Financing agreements at fair value are reported at estimated fair value each period as a result of the Company’s fair value option election. Other financing arrangements are reported at their carrying value (amortized cost basis) as the fair value option was not elected on these liabilities. Consequently, Total Financing agreements as presented reflects a summation of balances reported at fair and carrying value.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at December 31, 2021 and 2020:

(Dollars in Thousands)	December 31, 2021	December 31, 2020
Mark-to-market financing agreements secured by residential whole loans	$2,391,602	$1,113,553
Fair value of residential whole loans pledged as collateral under financing agreements (1)	$3,301,288	$1,798,813
Weighted average haircut on residential whole loans (2)	25.27%	34.17%
Mark-to-market financing agreements secured by securities at fair value	$159,148	$213,915
Securities at fair value pledged as collateral under financing agreements	$256,685	$399,999
Weighted average haircut on securities at fair value (2)	37.00%	41.16%
Mark-to-market financing agreements secured by real estate owned	$11,549	$10,609
Fair value of real estate owned pledged as collateral under financing agreements	$34,606	$22,525
Weighted average haircut on real estate owned (2)	58.46%	55.56%

(1)At December 31, 2020, includes Non-Agency MBS with an aggregate fair value of $141.9 million obtained in connection with the Company’s loan securitization transactions that are eliminated in consolidation.
(2)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at December 31, 2021 and 2020:

(Dollars in Thousands)	December 31, 2021	December 31, 2020
Non-mark-to-market financing secured by residential whole loans	$928,055	$1,156,125
Fair value of residential whole loans pledged as collateral under financing agreements	$1,420,283	$1,930,283
Weighted average haircut on residential whole loans	29.98%	39.46%
Non-mark-to-market financing secured by real estate owned	$11,485	$3,088
Fair value of real estate owned pledged as collateral under financing agreements	$29,894	$7,441
Weighted average haircut on real estate owned	61.28%	59.73%

In addition, the Company had aggregate restricted cash held in connection with its financing agreements of $10.2 million and $7.2 million at December 31, 2021 and 2020, respectively.

The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$3,222,268	2.36%	$2,494,976	3.16%
Over 30 days to 3 months	257,444	2.49	—	—
Over 3 months to 12 months	22,164	4.50	—	—
Over 12 months	—	—	—	—
Total financing agreements	$3,501,876	2.38%	$2,494,976	3.16%

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(a) Financing Agreements

In conjunction with its exit from forbearance arrangements in the second quarter of 2020, the Company entered into several asset backed financing arrangements and renegotiated financing arrangements for certain assets with existing lenders. The Company elected the fair value option on these financing arrangements, primarily to simplify the accounting associated with costs incurred to establish the new facilities or renegotiate existing facilities.

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

Agreements with mark-to-market collateral provisions

The Company has entered into financing arrangements which contain mark-to-market provisions that permit the lending counterparties to make margin calls on the Company should the value of the pledged collateral decline. The Company is also permitted to recover previously posted margin payments, should values of the pledged collateral subsequently increase. These facilities generally reset on a monthly or quarterly basis and can be renewed at the discretion of the lending counterparty at financing costs reflecting prevailing market pricing.

Agreements with non-mark-to-market collateral provisions

The Company has also entered into financing arrangements which do not contain mark-to-market provisions. The Company has generally pledged, as collateral security for these facilities, certain of its residential whole loans, as well as the equity in subsidiaries that own the loans. These facilities have maturities ranging from 5 to 45 months and $559.8 million of the facilities contain extension options, with maximum extensions ranging from 16 to 42 months, subject to certain conditions, in some cases including the payment of an extension fee and provided that no events of default have occurred. The financing cost for these facilities is generally calculated at a spread over prevailing short term market interest rates, which generally reset monthly.

Securitized Debt

Securitized debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated in consolidation. The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company. The weighted average fixed rate on the securitized debt was 1.58% at December 31, 2021 (see Notes 9 and 14 for further discussion).

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
DECEMBER 31, 2021
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

(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 14 and 7 counterparties at December 31, 2021 and 2020, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2021:

	December 31, 2021
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Repricing for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Credit Suisse	BBB+/Baa1/A-	$557,688	1	21.9%
Barclays Bank (3)	BBB/Aa3/A	535,524	1	21.1
Wells Fargo	A+/Aa2/AA-	251,079	1	9.9
(1)As rated at December 31, 2021 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published rating for these entities.
(2)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets.
(3)Includes amounts at risk with various affiliates of Athene Holding, Ltd., held via participation in a loan syndication administered by Barclays Bank.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of December 31, 2021 and 2020:

	December 31, 2021
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$693,982	$459,349	$1,476,588	$2,629,919
Residential whole loans, at fair value	706,377	2,810,865	1,525,114	5,042,356
Securities, at fair value	—	256,685	—	256,685
Other assets: REO	25,692	29,374	35,379	90,445
Total	$1,426,051	$3,556,273	$3,037,081	$8,019,405

	December 31, 2020
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$1,497,281	$1,207,364	$1,436,316	$4,140,961
Residential whole loans, at fair value	430,183	396,817	382,349	1,209,349
Securities, at fair value	—	399,999	—	399,999
Other assets: REO	—	—	49,477	49,477
Total	$1,927,464	$2,004,180	$1,868,142	$5,799,786

(1)An aggregate of $25.7 million and $24.6 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financings agreements had also been pledged as of December 31, 2021 and 2020, respectively.

The Company pledges securities or cash as collateral to its counterparties in relation to certain of its financing arrangements. In addition, the Company receives securities or cash as collateral pursuant to financing provided under reverse repurchase agreements. The Company exchanges collateral with its counterparties based on changes in the fair value, notional amount and term of the associated financing arrangements and Swap contracts, as applicable. In connection with these margining practices, either the Company or its counterparty may be required to pledge cash or securities as collateral. When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral or provide collateral to the Company in the form of cash or equivalent securities. The Company’s assets pledged as collateral are also described in Notes 2(e) - Restricted Cash and 5(c) - Derivative Instruments.

Certain of the Company’s financing arrangements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff in the event of default or in the event of a bankruptcy of either party to the transaction. In the Company’s consolidated balance sheets, all balances associated with repurchase agreements are presented on a gross basis.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at December 31, 2021 and 2020:

(In Thousands)	December 31, 2021	December 31, 2020
Dividends and dividend equivalents payable	$47,751	$34,016
Lease liability	44,977	636
Accrued interest payable	9,621	11,116
Accrued expenses and other	115,709	24,754
Total Other Liabilities	$218,058	$70,522

8. Income Taxes

The Company has elected to be taxed as a REIT under the provisions of the Internal Revenue Code of 1986, as amended, (the “Code”), and the corresponding provisions of state law. The Company expects to operate in a manner that will enable it to satisfy the various requirements to maintain its status as a REIT for federal income tax purposes. In order to maintain its status as a REIT, the Company must, among other things, distribute at least 90% of its REIT taxable income (excluding net long-term capital gains) to stockholders in the timeframe permitted by the Code. As long as the Company maintains its status as a REIT, the Company will not be subject to regular federal income tax at the REIT level to the extent that it distributes 100% of its REIT taxable income (including net long-term capital gains) to its stockholders within the permitted timeframe. Should this not occur, the Company would be subject to federal taxes at prevailing corporate tax rates on the difference between its REIT taxable income and the amounts deemed to be distributed for that tax year. The Company’s objective is to distribute 100% of its REIT taxable income to its stockholders within the permitted timeframe. If the Company fails to distribute during each calendar year, or by the end of January following the calendar year in the case of distributions with declaration and record dates falling in the last three months of the calendar year, at least the sum of (i) 85% of its REIT ordinary income for such year, (ii) 95% of its REIT capital gain income for such year, and (iii) any undistributed taxable income from prior periods, the Company would be subject to a 4% nondeductible excise tax on the excess of the required distribution over the amounts actually distributed. To the extent that the Company incurs interest, penalties or related excise taxes in connection with its tax obligations, including as a result of its assessment of uncertain tax positions, such amounts will be included in Operating and Other Expense on the Company’s consolidated statements of operations.

In addition, the Company has elected to treat certain of its subsidiaries as taxable REIT subsidiaries (“TRS”). In general, a TRS may hold assets and engage in activities that the Company cannot hold or engage in directly and generally may engage in any real estate or non-real estate-related business. Generally, a domestic TRS is subject to U.S. federal, state and local corporate income taxes. Given that a portion of the Company’s business is conducted through one or more TRS, the net taxable income earned by its domestic TRS, if any, is subject to corporate income taxation. To maintain the Company’s REIT election, no more than 20% of the value of the Company’s assets at the end of each calendar quarter may consist of stock or securities in TRS. For purposes of the determination of U.S. federal and state income taxes, the Company’s subsidiaries that elected to be treated as TRS record current or deferred income taxes based on differences (both permanent and timing) between the determination of their taxable income and net income under GAAP.

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of December 31, 2021 or 2020. As of the date of this filing, the Company’s tax returns for tax years 2018 through 2021 are open to examination.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at December 31, 2021 and 2020 are presented in the following table:

(In Thousands)	December 31, 2021	December 31, 2020
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$35,796	$37,338
Unrealized mark-to-market, impairments and loss provisions	3,753	15,203
Other realized / unrealized treatment differences	12,131	21,600
Total deferred tax assets	51,680	74,141
Less: valuation allowance	(51,680)	(74,141)
Net deferred tax assets	$—	$—

Realization of the Company’s DTAs at December 31, 2021 is dependent on several factors, including generating sufficient taxable income prior to the expiration of net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.

No net deferred tax benefit was recorded by the Company for the years ended December 31, 2021 and 2020, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset of approximately $51.7 million and $74.1 million at the ends of those periods, respectively, was recognized as its recovery was not considered more likely than not. The related NOL carryforwards generated prior to 2018 will begin to expire in 2037; those generated in 2018 and later can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

At December 31, 2021, the Company’s federal NOL carryforward was $142.1 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The income tax provision (benefit) is included in Other general and administrative expense in the Company’s consolidated statements of operations. The following table summarizes the Company’s income tax provision (benefit) primarily recorded at the Company’s domestic TRS entities for the years ended December 31, 2021, 2020, and 2019:

	For the Year Ended
(In Thousands)	December 31, 2021	December 31, 2020	December 31, 2019
Current provision (benefit)
Federal	$2,025	$1,403	$3
State	644	598	496
Total current provision (benefit)	2,669	2,001	499
Deferred provision (benefit)
Federal	—	—	—
State	—	—	—
Total deferred provision (benefit)	—	—	—
Total provision (benefit)	$2,669	$2,001	$499

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate at December 31, 2021, 2020, and 2019:

	For the Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Federal statutory rate	21.0%	21.0%	21.0%
Non-taxable REIT income (dividends paid deduction)	(4.6)%	0.1%	(20.3)%
Other differences in taxable income (loss) from GAAP	(4.7)%	(14.4)%	(3.0)%
State and local taxes	—%	—%	—%
Change in valuation allowance on DTAs	(11.1)%	(6.9)%	2.3%
Effective tax rate	0.6%	(0.2)%	—%

9.    Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitments relate to its corporate headquarters. In April 2021, the Company relocated its corporate headquarters, terminating its prior lease on April 30, 2021. For the year ended December 31, 2021, the Company recorded aggregate lease expense of approximately $4.0 million in connection with these two leases. The term specified in the current lease is approximately fifteen years with an option to renew for an additional five years.

In addition, the Company has a lease through February 2025 for its Lima One offices located in Greenville, South Carolina.

The Company recognized lease expense of $3.0 million and $2.7 million for the years ended December 31, 2020 and 2019, respectively, which is included in Other general and administrative expense within the consolidated statements of operations.

At December 31, 2021, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments
(In Thousands)
2022	$5,334
2023	5,353
2024	5,351
2025	4,659
2026	4,552
Thereafter	49,604
Total	$74,853

(b) Representations and Warranties in Connection with Loan Securitization Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of December 31, 2021, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).

(c) Rehabilitation Loan Commitments

At December 31, 2021, the Company had unfunded commitments of $285.8 million in connection with its purchased Rehabilitation loans (see Note 3).

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

10.    Stockholders’ Equity

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
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2019 through December 31, 2021:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2021	November 16, 2021	December 1, 2021	December 31, 2021	$0.46875
	August 26, 2021	September 8, 2021	September 30, 2021	0.46875
	May 24, 2021	June 7, 2021	June 30, 2021	0.46875
	February 19, 2021	March 5, 2021	March 31, 2021	0.46875

2020	November 18, 2020	December 4, 2020	December 31, 2020	$0.46875
	August 12, 2020	September 8, 2020	September 30, 2020	0.46875
	July 1, 2020	July 15, 2020	July 31, 2020	0.93750

2019	November 15, 2019	December 2, 2019	December 31, 2019	$0.46875
	August 9, 2019	August 30, 2019	September 30, 2019	0.46875
	May 20, 2019	June 3, 2019	June 28, 2019	0.46875
	February 15, 2019	March 4, 2019	March 29, 2019	0.46875

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

The Company’s Series C Preferred Stock is entitled to receive dividends (i) from and including the original issue date to, but excluding, March 31, 2025, at a fixed rate of 6.50% per year on the $25.00 liquidation preference and (ii) from and including March 31, 2025, at a floating rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus a spread of 5.345% per year of the $25.00 per share liquidation preference before the Company’s common stock is paid any dividends, and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up. Dividends on the Series C Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series C Preferred Stock is not redeemable by the Company prior to March 31, 2025, except under circumstances where it is necessary to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and upon the occurrence of certain specified change in control transactions. On or after March 31, 2025, the Company may, at its option, subject to certain procedural requirements, redeem any or all of the shares of the Series C Preferred Stock for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date.

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

The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2020 through December 31, 2021:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2021	November 16, 2021	December 1, 2021	December 31, 2021	$0.40625
	August 26, 2021	September 8, 2021	September 30, 2021	0.40625
	May 24, 2021	June 7, 2021	June 30, 2021	0.40625
	February 19, 2021	March 5, 2021	March 31, 2021	0.40625

2020	November 18, 2020	December 4, 2020	December 31, 2020	$0.40625
	August 12, 2020	September 8, 2020	September 30, 2020	0.40625
	July 1, 2020	July 15, 2020	July 31, 2020	0.53264

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

The following table presents cash dividends declared by the Company on its common stock from January 1, 2019 through December 31, 2021:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2021	December 14, 2021	December 31, 2021	January 31, 2022	$0.110	(1)
	September 15, 2021	September 30, 2021	October 29, 2021	0.100
	June 15, 2021	June 30, 2021	July 30, 2021	0.100
	March 12, 2021	March 31, 2021	April 30, 2021	0.075

2020	December 17, 2020	December 30, 2020	January 29, 2021	$0.075	(2)
	August 6, 2020	September 30, 2020	October 30, 2020	0.050

2019	December 12, 2019	December 30, 2019	January 31, 2020	$0.200	(3)
	September 12, 2019	September 30, 2019	October 31, 2019	0.200
	June 12, 2019	July 1, 2019	July 31, 2019	0.200
	March 6, 2019	March 29, 2019	April 30, 2019	0.200

(1)At December 31, 2021, the Company had accrued dividends and dividend equivalents payable of $47.8 million related to the common stock dividend declared on December 14, 2021. This dividend will be considered taxable income to the recipient in 2022. For more information see the Company’s 2021 Dividend Tax Information on its website.
(2)At December 31, 2020, we had accrued dividends and dividend equivalents payable of $34.0 million related to the common stock dividend declared on December 17, 2020. This dividend was considered taxable income to the recipient in 2021. For more information see our 2020 Dividend Tax Information on our website.
(3)At December 31, 2019, we had accrued dividends and dividend equivalents payable of $90.7 million related to the common stock dividend declared on December 12, 2019. This dividend was considered taxable income to the recipient in 2019. For more information see our 2019 Dividend Tax Information on our website.

In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes.  However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the year ended December 31, 2021, the portion of the Company’s common stock dividends that was deemed to be a return of capital was $0.2628 per share of common stock. For the year ended December 31, 2020, the portion of the Company’s common stock dividends that was deemed to be a return of capital was $0.05 per share of common stock. For the year ended December 31, 2019, the portion of the Company’s common stock dividends that were deemed to be capital gains were $0.1672 per share of common stock.

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On October 15, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 9.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At December 31, 2021, approximately 8.3 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
During the years ended December 31, 2021, 2020 and 2019, the Company issued 431,699, 235,635 and 322,888 shares of common stock through the DRSPP, raising net proceeds of approximately $1.9 million, $1.0 million and $2.4 million, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2021, the Company issued 35,046,102 shares pursuant to the DRSPP, raising net proceeds of $289.5 million.

(d) At-the-Market Offering Program

On August 16, 2019 the Company entered into a three-year distribution agreement under the terms of which the Company may offer and sell shares of its common stock having an aggregate gross sales price of up to $400.0 million (the “ATM Shares”), from time to time, through various sales agents, pursuant to an at-the-market equity offering program (the “ATM Program”). Sales of the ATM Shares, if any, may be made in negotiated transactions or by transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415 under the Securities Act, including sales made directly on the New York Stock Exchange (“NYSE”) or sales made to or through a market maker other than an exchange. The sales agents are entitled to compensation of up to two percent of the gross sales price per share for any shares of common stock sold under the distribution agreement.

During the years ended December 31, 2021 and 2020, the Company did not sell any shares of common stock through the ATM Program. At December 31, 2021, approximately $390.0 million remained outstanding for future offerings under this program. During the year ended December 31, 2019, the Company sold 1,357,526 shares of common stock through the ATM Program at a weighted average price of $7.40, raising proceeds of approximately $9.9 million, net of fees and commissions paid to sales agents of approximately $100,000.

(e)  Stock Repurchase Program

On November 2, 2020, the Company’s Board authorized a stock repurchase program under which the Company may repurchase up to $250 million of its common stock through the end of 2022. The Board’s authorization replaces the authorization under the Company’s existing stock repurchase program that was adopted in December 2013, which authorized the Company to repurchase up to 10.0 million shares of common stock and under which approximately 6.6 million remained available for repurchase.

The stock repurchase program does not require the purchase of any minimum number of shares. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice. Acquisitions under the stock repurchase program may be made in the open market, through privately negotiated transactions or block trades or other means, in accordance with applicable securities laws (including, in the Company’s discretion, through the use of one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”)).

During the years ended December 31, 2021 and 2020, the Company repurchased 20,101,494 and 14,085,678 shares of its common stock through the stock repurchase program at an average cost of $4.26 and $3.61 per share and a total cost of approximately $85.6 million and $50.8 million, net of fees and commissions paid to the sales agent of approximately $201,000 and $141,000, respectively. In addition, as discussed further below, during the year ended December 31, 2020 the Company repurchased 17,593,576, warrants for $33.7 million that were included in the stock repurchase program. As of December 31, 2021, the Company was permitted to purchase an additional $80.3 million of its common stock. The Company did not repurchase any shares of its common stock during the year ended December 31, 2019.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

During the fourth quarter of 2020, the Company repurchased, for $33.7 million, approximately 48% of the Warrants that were issued to the Purchasers. The remaining Warrants were exercised by the Purchasers later in the fourth quarter of 2020, resulting in the Company issuing approximately 12.3 million shares of common stock and receiving $6.5 million in cash.

(g) Accumulated Other Comprehensive Income/(Loss)

The following tables present changes in the balances of each component of the Company’s AOCI for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31, 2021
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$79,607	$—	$(2,314)	$77,293
OCI before reclassifications	(32,774)	—	1,059	(31,715)
Amounts reclassified from AOCI (2)	—	—	—	—
Net OCI during the period (3)	(32,774)	—	1,059	(31,715)
Balance at end of period	$46,833	$—	$(1,255)	$45,578

	For the Year Ended December 31, 2020
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$392,722	$(22,675)	$—	$370,047
OCI before reclassifications	420,281	(50,127)	(2,314)	367,840
Amounts reclassified from AOCI (2)	(733,396)	72,802	—	(660,594)
Net OCI during the period (3)	(313,115)	22,675	(2,314)	(292,754)
Balance at end of period	$79,607	$—	$(2,314)	$77,293

	For the Year Ended December 31, 2019
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Total AOCI
Balance at beginning of period	$417,167	$3,121	$420,288
OCI before reclassifications	20,335	(23,342)	(3,007)
Amounts reclassified from AOCI (2)	(44,780)	(2,454)	(47,234)
Net OCI during the period (3)	(24,445)	(25,796)	(50,241)
Balance at end of period	$392,722	$(22,675)	$370,047

(1)Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2)See separate table below for details about these reclassifications.
(3)For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the years ended December 31, 2021, 2020, and 2019:

	For the Year Ended December 31,
	2021	2020	2019
Details about AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$—	$(389,127)	$(44,600)	Net realized (loss)/gain on sales of securities and residential whole loans
Impairment recognized in earnings	—	(344,269)	(180)	Other, net
Total AFS Securities	$—	$(733,396)	$(44,780)
Swaps designated as cash flow hedges:
Amortization of de-designated hedging instruments	—	72,802	(2,454)	Other, net
Total Swaps designated as cash flow hedges	$—	$72,802	$(2,454)
Total reclassifications for period	$—	$(660,594)	$(47,234)

11.    EPS Calculation

The following table presents a reconciliation of the earnings/(loss) and shares used in calculating basic and diluted earnings/(loss) per share for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2021	2020	2019
Basic Earnings/(Loss) per Share:
Net income/(loss) to common stockholders	$328,870	$(679,390)	$378,117
Dividends declared on preferred stock	(32,875)	(29,796)	(15,000)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(1,044)	(229)	(1,087)
Net income/(loss) to common stockholders - basic	$294,951	$(709,415)	$362,030
Basic weighted average common shares outstanding	442,816	452,033	450,972
Basic Earnings/(Loss) per Share	$0.67	$(1.57)	$0.80

Diluted Earnings/(Loss) per Share:
Net income/(loss) to common stockholders - basic	$294,951	$(709,415)	$362,030
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	1,044	—	—
Interest expense on Convertible Senior Notes	15,668	—	8,965
Net income/(loss) to common stockholders - diluted	$311,663	$(709,415)	$370,995
Basic weighted average common shares outstanding	442,816	452,033	450,972
Unvested and vested restricted stock units	2,130	—	—
Effect of assumed conversion of Convertible Senior Notes to common shares	28,920	—	16,797
Diluted weighted average common shares outstanding (1)	473,866	452,033	467,769
Diluted Earnings/(Loss) per Share	$0.66	$(1.57)	$0.79
(1)At December 31, 2021, the Company had approximately 7.4 million equity instruments outstanding that were included in the calculation of diluted EPS for the year ended December 31, 2021.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $4.31. These equity instruments may continue to have a dilutive impact on future EPS.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

During the year ended December 31, 2021, the Convertible Senior Notes were determined to be dilutive and were included in the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) is included in the denominator for the purpose of calculating diluted EPS. The Convertible Senior Notes may have a dilutive impact on future EPS.

12.  Equity Compensation and Other Benefit Plans

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

Subject to certain exceptions, stock-based awards relating to a maximum of 18.0 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At December 31, 2021, approximately 10.5 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 2.0 million shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 10, 2030.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of December 31, 2021 are designated to be settled in shares of the Company’s common stock.  All RSUs outstanding at December 31, 2021 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain time-based and performance-based RSU awards, as a grant of stock at the time such awards are settled. At December 31, 2021 and 2020, the Company had unrecognized compensation expense of $12.3 million and $6.8 million, respectively, related to RSUs.  The unrecognized compensation expense at December 31, 2021 is expected to be recognized over a weighted average period of 1.8 years.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following table presents information with respect to the Company’s RSUs during the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31, 2021
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	1,829,455	$6.19	1,623,174	$6.26	3,452,629	$6.22
Granted (1)	1,517,069	4.16	2,408,520	3.40	3,925,589	3.69
Settled	(497,974)	6.49	(409,000)	6.91	(906,974)	6.68
Cancelled/forfeited	—	—	—	—	—	—
Outstanding at end of year	2,848,550	$5.05	3,622,694	$4.29	6,471,244	$4.62
RSUs vested but not settled at end of year	1,142,900	$5.22	451,000	$6.97	1,593,900	$5.72
RSUs unvested at end of year	1,705,650	$4.94	3,171,694	$3.90	4,877,344	$4.27

	For the Year Ended December 31, 2020
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	1,379,681	$7.62	1,301,250	$6.78	2,680,931	$7.21
Granted (2)	939,046	4.88	763,174	5.50	1,702,220	5.16
Settled	(379,272)	7.75	(441,250)	6.48	(820,522)	7.07
Cancelled/forfeited	(110,000)	7.59	—	—	(110,000)	7.59
Outstanding at end of year	1,829,455	$6.19	1,623,174	$6.26	3,452,629	$6.22
RSUs vested but not settled at end of year	1,160,416	$5.37	409,000	$6.91	1,569,416	$5.77
RSUs unvested at end of year	669,039	$7.61	1,214,174	$6.04	1,883,213	$6.60

	For the Year Ended December 31, 2019
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	1,206,446	$7.57	1,151,250	$6.21	2,357,696	$6.90
Granted (3)	461,525	7.35	451,000	6.97	912,525	7.16
Settled	(269,290)	6.93	(290,000)	4.81	(559,290)	5.83
Cancelled/forfeited	(19,000)	7.72	(11,000)	6.71	(30,000)	7.35
Outstanding at end of year	1,379,681	$7.62	1,301,250	$6.78	2,680,931	$7.21
RSUs vested but not settled at end of year	809,681	$7.70	441,250	$6.48	1,250,931	$7.27
RSUs unvested at end of year	570,000	$7.50	860,000	$6.94	1,430,000	$7.16

(1)The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs. In determining the fair value for 2,485,124 and 1,224,507 of these awards granted in 2021, the Company applied: (i) a weighted average volatility estimate of approximately 48% and 54%, which was determined considering historic volatility in the price of the Company’s and its peer group companies common stock over the three and 2.5-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 0.17% and 0.36% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards, respectively. The weighted average grant date fair value for the remaining 215,958 awards with

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $4.70. All of the 2,408,520 RSUs with market and service conditions granted in 2021 are subject to a one-year post-vesting holding requirement. There are no post vesting conditions on the 1,517,069 RSUs with service conditions granted in 2021.
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

Restricted Stock

At December 31, 2021 and 2020, the Company did not have any unvested shares of restricted common stock outstanding, and no restricted shares vested during the year ended December 31, 2021. The total fair value of restricted shares vested during the years ended December 31, 2020 and 2019 was approximately $131,000 and $3.2 million, respectively.

The following table presents information with respect to the Company’s restricted stock for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
	2021		2020		2019
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of year:	—	$—	—	$—	—	$—
Granted	—	—	79,545	1.65	412,185	7.83
Vested (2)	—	—	(79,545)	1.65	(412,185)	7.83
Cancelled/forfeited	—	—	—	—	—	—
Outstanding at end of year	—	$—	—	$—	—	$—

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.
(2) All restrictions associated with restricted stock are removed on vesting.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments associated with RSU awards of approximately $566,000, $367,000, and $1.0 million during the years ended December 31, 2021, 2020 and 2019, respectively. In addition, no dividend equivalents rights awarded as separate instruments were granted during the years ended December 31, 2021, 2020 and 2019.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
(In Thousands)	2021	2020	2019
RSUs	$9,043	$6,592	$6,012
Restricted shares of common stock	—	131	3,227
Total	$9,043	$6,723	$9,239

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
(In Thousands)	2021	2020	2019
Non-employee directors	$537	$(911)	$663
Total	$537	$(911)	$663

The Company did not distribute cash to the participants of the Deferred Plans during the year ended December 31, 2021. The Company distributed cash of $769,400 and $568,900 to the participants of the Deferred Plans during the years ended December 31, 2020 and 2019, respectively. The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2021 and 2020 that had not been distributed and the Company’s associated liability for such deferrals at December 31, 2021 and 2020:

	December 31, 2021		December 31, 2020
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,687	$2,836	$2,197	$1,809
Total	$2,687	$2,836	$2,197	$1,809

(1)Represents the cumulative amounts that were deferred by participants through December 31, 2021 and 2020, which had not been distributed through such respective date.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(c)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2021, 2020 and 2019, the Company recognized expenses for matching contributions of $697,100, $480,000 and $503,500, respectively.

13.  Fair Value of Financial Instruments

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
DECEMBER 31, 2021
observability of the data used in its fair value estimation process, these assets are classified as Level 2 in the fair value hierarchy.

Other Residential Mortgage Securities (including short positions in TBA securities)

In determining the fair value of the Company’s other residential mortgage securities, management considers a number of observable market data points, including prices obtained from pricing services and brokers as well as dialogue with market participants.  Valuations of TBA securities positions are based on executed levels for positions entered into and subsequently rolled forward, as well as prices obtained from pricing services for outstanding positions at each reporting date. These valuations are assessed for reasonableness by considering market TBA levels observed via Bloomberg for the same coupon and term to maturity. In valuing Non-Agency MBS, the Company understands that pricing services use observable inputs that include, in addition to trading activity observed in the marketplace, loan delinquency data, credit enhancement levels and vintage, which are taken into account to assign pricing factors such as spread and prepayment assumptions.  The Company collects and considers current market intelligence on all major markets, including benchmark security evaluations and bid-lists from various sources, when available.

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

Swaps

Variation margin payments on the Company’s Swaps are treated as a legal settlement of the exposure under the related Swap contract, the effect of which reduces what would have otherwise been reported as the fair value of the Swap, generally to zero.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

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

The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2021 and 2020, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at December 31, 2021

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$1,082,765	$4,222,584	$5,305,349
Securities, at fair value	—	256,685	—	256,685
Total assets carried at fair value	$—	$1,339,450	$4,222,584	$5,562,034
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$628,280	$628,280
Agreements with mark-to-market collateral provisions	—	—	1,322,362	1,322,362
Securitized debt	—	1,316,131	—	1,316,131
Total liabilities carried at fair value	$—	$1,316,131	$1,950,642	$3,266,773

Fair Value at December 31, 2020

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$—	$1,216,902	$1,216,902
Securities, at fair value	—	399,999	—	399,999
Total assets carried at fair value	$—	$399,999	$1,216,902	$1,616,901
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$1,159,213	$1,159,213
Agreements with mark-to-market collateral provisions	—	213,915	1,124,162	1,338,077
Securitized debt	—	869,482	—	869,482
Total liabilities carried at fair value	$—	$1,083,397	$2,283,375	$3,366,772

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the years ended December 31, 2021 and 2020 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	For the Year Ended December 31,
(In Thousands)	2021	2020
Balance at beginning of period	$1,216,902	$1,381,583
Purchases and originations	4,367,423	—
Draws	53,599	—
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	16,243	17,204
Repayments	(295,790)	(92,733)
Sales and repurchases	(2,023)	(18,530)
Transfer to REO	(51,005)	(70,622)
Transfer to Level 2 (1)	(1,082,765)	—
Balance at end of period	$4,222,584	$1,216,902

(1)The Company determined that the market inputs used in valuing its Agency eligible investor loans were sufficiently observable to be classified as Level 2 in the current reporting period. $654.7 million of these loans were valued based on the observable prices of the related securitized debt.

The following table presents additional information for the year ended December 31, 2021 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Year Ended December 31,
(In Thousands)	2021	2020
Balance at beginning of period	$1,159,213	$—
Transfer from Level 2	—	2,036,597
Issuances	—	—
Payment of principal	(529,874)	(879,698)
Change in unrealized (gains)/losses	(1,059)	2,314
Balance at end of period	$628,280	$1,159,213

The following table presents additional information for the year ended December 31, 2021 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Year Ended December 31,
(In Thousands)	2021	2020
Balance at beginning of period	$1,124,162	$—
Transfer from Level 2	—	1,386,592
Issuances	1,275,265	258,322
Payment of principal	(1,077,065)	(520,752)
Balance at end of period	$1,322,362	$1,124,162

At June 30, 2020, the Company’s financing agreements with non-mark-to-market collateral provisions and the Company’s financing agreements with mark-to-market collateral provisions had just been issued and were therefore classified as Level 2

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
since their values were based on market transactions. However, market information for similar financings was not available at December 31, 2021 and the Company valued these financing instruments based on unobservable inputs.

Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of December 31, 2021 and 2020:

	December 31, 2021
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$720,766	Discounted cash flow	Discount rate	3.6%	1.5-9.8%
			Prepayment rate	14.4%	0.0-44.0%
			Default rate	3.9%	0.0-50.8%
			Loss severity	11.7%	0.0-100.0%

	$351,008	Liquidation model	Discount rate	8.0%	6.7-50.0%
			Annual change in home prices	9.7%	4.5-21.9%
			Liquidation timeline (in years)	1.7	0.1-4.5
			Current value of underlying properties (3)	$770	$10-$3,995
Total	$1,071,774

	December 31, 2020
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$789,576	Discounted cash flow	Discount rate	3.9%	3.3-8.0%
			Prepayment rate	4.8%	0.0-9.9%
			Default rate	3.8%	0.0-18.9%
			Loss severity	12.7%	0.0-100.0%

	$427,061	Liquidation model	Discount rate	8.1%	6.7-50.0%
			Annual change in home prices	3.6%	0.0-6.5%
			Liquidation timeline (in years)	1.8	0.8-4.8
			Current value of underlying properties (3)	$729	$12-$4,500
Total	$1,216,637

(1)Excludes approximately $496,000 and $265,000 of loans for which management considers the purchase price continues to reflect the fair value of such loans at December 31, 2021 and 2020, respectively.
(2)Amounts are weighted based on the fair value of the underlying loan.
(3)The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $421,000 and $380,000 as of December 31, 2021 and 2020, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

	December 31, 2021
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average (1)	Range

Purchased Performing Loans	$3,143,928	Discounted cash flow	Discount rate	3.9%	1.4-25.9%
			Prepayment rate	19.0%	0.0-47.2%
			Default rate	0.2%	0.0-17.8%
			Loss severity	8.4%	0.0-10.0%

	$7,948	Liquidation model	Discount rate	7.0%	7.0-7.0%
			Annual change in home prices	6.5%	0.0-14.8%
			Liquidation timeline (in years)	2.0	0.8-4.2
			Current value of underlying properties	$691	$60-$1,750
Total	$3,151,876

(1)Amounts are weighted based on the fair value of the underlying loan.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2021		December 31, 2020
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Residential whole loans	3	$6,830,235	$6,983,686	$5,325,401	$5,499,303
Residential whole loans	2	1,082,765	1,082,765	—	—
Securities, at fair value	2	256,685	256,685	399,999	399,999
Cash and cash equivalents	1	304,696	304,696	814,354	814,354
Restricted cash	1	99,751	99,751	7,165	7,165
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	939,540	940,257	1,159,213	1,159,213
Financing agreements with mark-to-market collateral provisions	3	2,403,151	2,403,724	1,124,162	1,124,162
Financing agreements with mark-to-market collateral provisions	2	159,148	159,148	213,915	213,915
Securitized debt (2)	2	2,650,473	2,646,203	1,514,509	1,519,567
Convertible senior notes	2	226,470	239,292	225,177	228,287
Senior notes (3)	1	—	—	100,000	100,031

(1)Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.
(2)Includes Securitized debt that is carried at amortized cost basis and fair value.
(3)On January 6, 2021, the Company redeemed all of its outstanding Senior Notes (see Note 6).

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the years ended December 31, 2021 and 2020, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $72.3 million and $96.8 million, respectively, at the time of foreclosure. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

In addition, on July 1, 2021, in connection with the Lima One transaction (see Note 15), the Company revalued its previously existing investments in Lima One and recorded a gain of $38.9 million. In connection with the Lima One transaction, all of Lima One’s assets and liabilities were recorded at their estimated fair value.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s loan securitization transactions currently outstanding as of December 31, 2021 and 2020:

(Dollars in Thousands)	December 31, 2021		December 31, 2020
Aggregate unpaid principal balance of residential whole loans sold	$3,984,355		$2,232,561
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$3,667,790		$1,862,068
Outstanding amount of Senior Bonds, at carrying value	$1,334,342	(1)	$645,027	(1)
Outstanding amount of Senior Bonds, at fair value	$1,316,131		$869,482
Outstanding amount of Senior Bonds, total	$2,650,473		$1,514,509
Weighted average fixed rate for Senior Bonds issued	1.58%	(2)	2.11%	(2)
Weighted average contractual maturity of Senior Bonds	36 years	(2)	41 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$283,930		$268,548
Cash received	$3,682,082		$1,853,408

(1)Net of $6.8 million and $3.2 million of deferred financing costs at December 31, 2021 and 2020, respectively.
(2)At December 31, 2021 and 2020, $329.0 million and $568.7 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100 or 300 basis points or more at 36 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the years ended December 31, 2021 and 2020, the Company issued Senior Bonds with a current face of $2.4 billion and $1.3 billion to third-party investors for proceeds of $2.4 billion and $1.3 billion, respectively, before offering costs and accrued interest. The Senior Bonds issued by the Company during the years ended December 31, 2021 and 2020 are included in “Financing agreements, at carrying value” and “Financing agreements, at fair value” on the Company’s consolidated balance sheets (see Note 6).

As of December 31, 2021 and 2020, as a result of the transactions described above, securitized loans of approximately $3.0 billion and $1.8 billion are included in “Residential whole loans” and REO with a carrying value of approximately $35.4 million and $49.5 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
December 31, 2021 and 2020, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $2.7 billion and $1.5 billion, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Financing agreements on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of December 31, 2021 and 2020 are a total of $7.9 billion and $5.3 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

15. Acquisition of Lima One Holdings, LLC

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

The transaction is accounted for under the purchase method of accounting. Under purchase accounting, the purchase consideration to acquire Lima One is defined as the cash paid to acquire the approximately 57% of the common equity interests not previously owned and the estimated fair value of the previously owned approximately 43% common equity interest. Further, under purchase accounting, the Company was required to revalue the previously owned common equity interest to fair value. At the time of the revaluation, the previously owned common equity interest had a carrying value of $5.6 million (net of a $21.0 million impairment charge that was recorded in the first quarter of 2020). Consequently, the revaluation resulted in the Company recording a gain of $38.9 million that is presented in Other income in the Company’s consolidated statement of operations for the year ended December 31, 2021. Accordingly, under the purchase method of accounting, the purchase consideration allocated was $101.7 million. The restricted stock awards issued are not included in the purchase consideration as it was determined that they should be accounted for as compensation expense for post-combination services.

Additionally, concurrent with the closing of the transaction, the Company injected additional capital that facilitated the repayment by Lima One of $47.4 million of outstanding preferred equity interests, of which $22.0 million were held by the Company prior to closing. As the Company had previously recorded an impairment write-down on its investment in Lima

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
One’s preferred equity that was repaid in connection with the transaction, the Company recorded a gain of $5.0 million to reflect the reversal of this impairment charge. This gain was recorded in Other Income in the consolidated statements of operations for the year ended December 31, 2021. Further, the Company paid a total of $428,000 of acquisition related expenses, which were recorded in Operating and Other Expenses in the consolidated statements of operations for the year ended December 31, 2021.

The Company performed an allocation of the purchase consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on their estimated fair values using the information available at the acquisition date. The excess of the purchase consideration over the net assets acquired of $61.1 million was allocated to goodwill. The goodwill is attributed to further access and expansion into business purpose loan markets as well as access to an experienced management team and workforce that are expected to continue to provide services to the business. In addition, the Company identified and recorded finite-lived intangible assets totaling $28.0 million.

The purchase price allocations are summarized in the table below:

Purchase Price Allocation
(In Thousands)
Acquisition Date	July 1, 2021

Purchase Price:
Cash	$57,255
Equity method investment at fair value	44,465
Total consideration	$101,720

Allocated to:

Business purpose residential loans, at fair value	$170,220
Cash and cash equivalents	16,531
Restricted cash	91,394
Other assets	37,107
Goodwill	61,076
Intangible assets	28,000
Total assets acquired	$404,328

Short term debt, net	$(170,908)
Accrued expenses and other liabilities	(84,324)
Total liabilities assumed	$(255,232)
Preferred equity repaid at closing	(47,376)
Total net assets acquired	$101,720

The amortization period for each of the finite lived intangible assets and the activity for the year ended December 31, 2021 is summarized in the table below:

(Dollars in Thousands)	Acquisition Date July 1, 2021	Amortization Period Ended December 31, 2021	Carrying Value at December 31, 2021	Amortization Period (Years) (1)
Trademarks / Trade Names	$4,000	$(200)	$3,800	10
Customer Relationships	16,000	(4,000)	12,000	4
Internally Developed Software	4,000	(400)	3,600	5
Non-Compete Agreements	4,000	(2,000)	2,000	1
Total Identified Intangibles	$28,000	$(6,600)	$21,400

(1)Amortization is calculated on a straight-line basis over the amortization period, except for Customer Relationships, where amortization is calculated based on expected levels of customer attrition.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021

No pro-forma financial information showing the impact of the transaction as if it had occurred on January 1, 2020 is being presented as such pro forma information would not be materially different from the Company’s previously reported net revenues or net income and would not be indicative of its future consolidated results of operations.

Based on the assets held by Lima One at the closing of the transaction and Lima One’s mortgage banking activity subsequent to the closing of the transaction, Lima One contributed approximately $51.5 million of net interest income and other revenue, and $27.4 million of net income to the Company’s consolidated statements of operations for the year ended December 31, 2021. The Company continues to implement plans to optimize the financing and capital needed to support Lima One’s business activities. Execution of these plans may impact, among other things, the amount and timing of recording transactions on subsidiary entities within the MFA group, the amount of capital allocated to Lima One and the revenues and expenses generated by Lima One in the future. Consequently, the results recorded on Lima One’s stand-alone financial statements in future periods may differ materially from the current period.

Schedule IV - Mortgage Loans on Real Estate

December 31, 2021

Asset Type	Number	Interest Rate	Maturity Date Range	Balance Sheet Reported Amount		Principal Amount of Loans Subject to Delinquent Principal or Interest
(Dollars in Thousands)
Residential Whole Loans
Original loan balance $0 - $149,999	6,872	0.00% - 16.00%	3/15/2010-7/1/2061	$601,637		$80,808
Original loan balance $150,000 - $299,999	7,875	0.00% - 13.49%	3/10/2013-1/1/2062	1,534,048		183,576
Original loan balance $300,000 - $449,999	4,184	—% - 11.65%	12/1/2018-5/1/2062	1,408,772		173,855
Original loan balance greater than $449,999	5,164	0.25% - 10.20%	9/1/1971-1/1/2062	4,407,981		361,904
	24,095			$7,952,438	(1)(2)	$800,143

(1)Excludes an allowance for loan losses of $39.4 million at December 31, 2021.
(2)The federal income tax basis is approximately $5.2 billion.

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

The following table summarizes the changes in the carrying amounts of residential whole loans during the year ended December 31, 2021:

For the Year Ended December 31, 2021
(In Thousands)	Residential Whole Loans
Beginning Balance	$5,325,401
Additions during period:
Purchases	$4,591,645
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	16,243

Deductions during period:
Repayments	$(1,999,022)
Premium amortization/discount accretion, net	14,273
Provision for loan loss	47,386
Loan sales and repurchases	(7,310)
Transfer to REO	(75,616)
Ending Balance	$7,913,000

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

In connection with the preparation of this Annual Report on Form 10-K, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2021, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2021. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

The Company acquired Lima One Holdings, LLC during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Lima One Holdings, LLC’s internal control over financial reporting associated with total assets of $505.5 million and total net interest income and other revenue of $26.2 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (the “2013 COSO Framework”). As a result of this assessment, management concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 137 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MFA Financial, Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited MFA Financial, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and Schedule IV – Mortgage Loans on Real Estate (collectively, the consolidated financial statements), and our report dated February 23, 2022 expressed an unqualified opinion on those consolidated financial statements.

The Company acquired Lima One Holdings, LLC during 2021, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, Lima One Holdings, LLC’s internal control over financial reporting associated with total assets of $505.5 million and total net interest income and other revenue of $26.2 million included in the consolidated financial statements of the Company as of and for the year ended December 31, 2021. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Lima One Holdings, LLC.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ KPMG LLP

New York, New York
February 23, 2022

Item 9B.  Other Information.

Not applicable.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We expect to file with the SEC, in April 2022 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about  June 7, 2022.  The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding compliance with Section 16(a) of the 1934 Act required by Item 405 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding the Company’s Code of Business Conduct and Ethics required by Item 406 of Regulation S-K is incorporated herein by reference.

The information to be included in the Proxy Statement regarding certain matters pertaining to the Company’s corporate governance required by Item 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference.

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

Securities Authorized For Issuance Under Equity Compensation Plans

During 2020, we adopted the Equity Plan, as approved by our stockholders.  The Equity Plan amended and restated our 2010 Equity Compensation Plan. (For a description of the Equity Plan, see Note 12(a) to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.)

The following table presents certain information with respect to our equity compensation plans as of December 31, 2021:

Award (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
RSUs	6,471,244
Total	6,471,244		(2)	10,535,199	(3)

(1)All equity based compensation is granted pursuant to plans that have been approved by our stockholders.
(2)A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price.  At December 31, 2021, 1,593,900 RSUs were vested, 1,705,650 RSUs were subject to time based vesting and 3,171,694 RSUs will vest subject to achieving a market condition.
(3)Number of securities remaining available for future issuance under equity compensation plans excludes RSUs presented in the table which were issued and outstanding at December 31, 2021.

Item 13.  Certain Relationships and Related Transactions and Director Independence.

The information to be included in the Proxy Statement regarding transactions with related persons, promoters and certain control persons and director independence required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, New York, New York. Auditor Firm ID: 185.

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

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)         Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements.  The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 68 through 133 of this Annual Report on Form 10-K and are incorporated herein by reference.

(b)         Exhibits required by Item 601 of Regulation S-K

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report on Form 10-K.  The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed herewith.  All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference.  Exhibits numbered 10.1 through 10.16 are management contracts or compensatory plans or arrangements.

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

3.7    Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company, dated May 24, 2011 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated May 26, 2011 (Commission File No. 1-13991)).

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

3.10    Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company, as amended and supplemented, designating the Company’s 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated herein by reference to Exhibit 3.10 to the Company’s Registration Statement on Form 8-A filed on February 28, 2020 (Commission File No. 1-13991)).

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

4.5    Indenture, dated June 3, 2019, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 8-K, dated June 3, 2019 (Commission File No. 1-13991)).

4.6    First Supplemental Indenture, dated June 3, 2019, between the Company and Wilmington Trust, National Association, as Trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Form 8-K, dated June 3, 2019 (Commission File No. 1-13991)).

4.7    Form of 6.25% Convertible Senior Notes due 2024 (incorporated herein by reference to Exhibit 4.3 to the Company’s Form 8-K, dated June 3, 2019 (Commission File No. 1-13991)).

10.1    Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Craig L. Knutson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-K, filed on February 23, 2021 (Commission File No. 1-13991)).

10.2    Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Gudmundur Kristjansson (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K, filed on February 23, 2021 (Commission File No. 1-13991)).

10.3    Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Bryan Wulfsohn (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K, filed on February 23, 2021 (Commission File No. 1-13991)).

10.4    Amended and Restated Agreement, entered into as of May 5, 2021, by and between the Company and Stephen D. Yarad (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q, filed on May 6, 2021 (Commission File No. 1-13991).

10.5    Amended and Restated Agreement, entered into as of May 5, 2021, by and between the Company and Harold E. Schwartz (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q, filed on May 6, 2021 (Commission File No. 1-13991)).

10.6    MFA Financial, Inc. Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K dated June 12, 2020 (Commission File No. 1-13991))

10.7    Senior Officers Deferred Bonus Plan, dated December 10, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated December 12, 2008 (Commission File No. 1-13991)).

10.8    Fourth Amended and Restated 2003 Non-Employee Directors Deferred Compensation Plan, as amended and restated through December 15, 2014 (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (Commission File No. 1-13991)).

10.9    Form of Phantom Share Award Agreement (Vested Award) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

10.10    Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated December 27, 2018 (Commission File No. 1-13991)).

10.11    Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 8-K, dated December 27, 2018 (Commission File No. 1-13991)).

10.12    Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K, filed on February 23, 2021 (Commission File No. 1-13991)).

10.13    Form of Phantom Share Award Agreement (Performance-Based Vesting) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Form 10-K, filed on February 23, 2021 (Commission File No. 1-13991)).

10.14    Summary Description of Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2014 (Commission File No. 1-13991)).

10.15    Modification to Compensation Payable to the Non-Executive Chairman of the Board (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2016 (Commission File No. 1-13991)).

10.16    Modification to Compensation Payable to Non-Employee Directors (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended June 30, 2017 (Commission File No. 1-13991)).

10.17    Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated May 19, 2020 (Commission File No. 1-13991)).

10.18    Reinstatement Agreement, dated as of June 26, 2020, by and among the Company and the several Participating Counterparties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated June 30, 2020 (Commission File No. 1-13991)).

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

101    Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) our Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019; (iii) our Consolidated Statements of Comprehensive Income / (Loss) for the years ended December 31, 2021, 2020 and 2019; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019; (v) our Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019; and (vi) the notes to our Consolidated Financial Statements.

104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

(c)   Financial Statement Schedules required by Regulation S-X

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2021.

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

Date: February 23, 2022	MFA FINANCIAL, INC.
(Registrant)

	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 23, 2022	By	/s/	Craig L. Knutson
Craig L. Knutson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 23, 2022	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

Date: February 23, 2022	By	/s/	Michael Roper
Michael Roper
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 23, 2022	By	/s/	Laurie Goodman
Laurie Goodman
Chair and Director

Date: February 23, 2022	By	/s/	James A. Brodsky
James A. Brodsky
Director

Date: February 23, 2022	By	/s/	Robin Josephs
Robin Josephs
Director

Date: February 23, 2022	By	/s/	Francis J. Oelerich III
Francis J. Oelerich III
Director

Date: February 23, 2022	By	/s/	Lisa Polsky
Lisa Polsky
Director

Date: February 23, 2022	By	/s/	Sheila A. Stamps
Sheila A. Stamps
Director

Date: February 23, 2022	By	/s/	Richard C. Wald
Richard C. Wald
Director