Form 10-Q
period 2022-03-31
MFA FINANCIAL, INC.
filed 2022-05-04
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2022

or
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

102,455,065 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 28, 2022.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Residential whole loans, net ($5,977,315 and $5,305,349 held at fair value, respectively) (1)(2)	$8,261,905	$7,913,000
Securities, at fair value (2)	250,171	256,685
Cash and cash equivalents	410,939	304,696
Restricted cash	144,600	99,751
Other assets (2)	857,343	565,556
Total Assets	$9,924,958	$9,139,688

Liabilities:
Financing agreements ($3,804,906 and $3,266,773 held at fair value, respectively)	$7,028,211	$6,378,782
Other liabilities	547,792	218,058
Total Liabilities	$7,576,003	$6,596,840

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	110
Common stock, $0.01 par value; 874,300 and 874,300 shares authorized; 105,036 and 108,138 shares issued and outstanding, respectively	1,050	1,082
Additional paid-in capital, in excess of par	3,722,974	3,775,482
Accumulated deficit	(1,417,115)	(1,279,484)
Accumulated other comprehensive income	41,856	45,578
Total Stockholders’ Equity	$2,348,955	$2,542,848
Total Liabilities and Stockholders’ Equity	$9,924,958	$9,139,688

(1)Includes approximately $3.2 billion and $3.0 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at March 31, 2022 and December 31, 2021, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2022	2021
Interest Income:
Residential whole loans	$99,466	$64,538
Securities, at fair value	5,275	16,459
Other interest-earning assets	1,506	—
Cash and cash equivalent investments	102	54
Interest Income	$106,349	$81,051

Interest Expense:
Asset-backed and other collateralized financing arrangements	$39,365	$26,050
Other interest expense	3,931	4,020
Interest Expense	$43,296	$30,070

Net Interest Income	$63,053	$50,981

Reversal of Provision for Credit Losses on Residential Whole Loans	$3,511	$22,750
Net Interest Income after Reversal of Provision for Credit Losses	$66,564	$73,731

Other Income, net:
Net mark-to-market and other net (loss)/gain on residential whole loans measured at fair value	$(288,375)	$31,490
Net gains on derivatives used for risk management purposes	94,101	—
Net mark-to-market on Securitized debt measured at fair value	64,117	(1,011)
Net gain on real estate owned	8,732	2,440
Lima One - origination, servicing and other fee income	14,494	—
Other, net	(585)	1,400
Other (Loss)/Income, net	$(107,516)	$34,319

Operating and Other Expense:
Compensation and benefits	$19,556	$8,437
Other general and administrative expense	8,697	6,792
Loan servicing, financing and other related costs	10,401	7,299
Amortization of intangible assets	3,300	—
Operating and Other Expense	$41,954	$22,528

Net (Loss)/Income	$(82,906)	$85,522
Less Preferred Stock Dividend Requirement	$8,219	$8,219
Net (Loss)/Income Available to Common Stock and Participating Securities	$(91,125)	$77,303

Basic (Loss)/Earnings per Common Share	$(0.86)	$0.68
Diluted (Loss)/Earnings per Common Share	$(0.86)	$0.67

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
	Three Months Ended March 31,
(In Thousands)	2022	2021
Net (loss)/income	$(82,906)	$85,522
Other Comprehensive (Loss):
Unrealized (losses) on securities available-for-sale	(4,977)	(3,855)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	1,255	235
Other Comprehensive (Loss)	(3,722)	(3,620)
Comprehensive (loss)/income before preferred stock dividends	$(86,628)	$81,902
Dividends required on preferred stock	(8,219)	(8,219)
Comprehensive (Loss)/Income Available to Common Stock and Participating Securities	$(94,847)	$73,683

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Three Months Ended March 31, 2022
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	11,000	$110	8,000	$80	108,138	$1,082	$3,775,482	$(1,279,484)	$45,578	$2,542,848
Net Income	—	—	—	—	—	—	—	(82,906)	—	(82,906)
Issuance of common stock, net of expenses	—	—	—	—	150	1	485	—	—	486
Repurchase of shares of common stock (1)	—	—	—	—	(3,252)	(33)	(55,709)	—	—	(55,742)
Equity based compensation expense	—	—	—	—	—	—	2,642	—	—	2,642
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	74	(150)	—	(76)
Dividends declared on common stock ($0.110 per share) (2)	—	—	—	—	—	—	—	(46,215)	—	(46,215)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—		—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(141)	—	(141)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(4,977)	(4,977)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	1,255	1,255
Balance at March 31, 2022	11,000	$110	8,000	$80	105,036	$1,050	$3,722,974	$(1,417,115)	$41,856	$2,348,955
(1)  For the three months ended March 31, 2022 includes approximately $1.0 million (56,690 shares) surrendered for tax purposes related to equity-based compensation awards.
(2) Based on the number of shares held by stockholders at the record date and before giving effect to the Company’s 1 for 4 reverse stock split effected on April 4, 2022.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
			Three Months Ended March 31, 2021
	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(In Thousands, Except Per Share Amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	11,000	$110	8,000	$80	112,929	$1,129	$3,851,517	$(1,405,327)	$77,293	$2,524,802
Net Income	—	—	—	—	—	—	—	85,522	—	85,522
Issuance of common stock, net of expenses	—	—	—	—	139	1	381	—	—	382
Repurchase of shares of common stock (1)	—	—	—	—	(1,540)	(15)	(25,121)	—	—	(25,136)
Equity based compensation expense	—	—	—	—	—	—	1,686	—	—	1,686
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	489	—	—	489
Dividends declared on common stock ($0.075 per share) (2)	—	—	—	—	—	—	—	(33,521)	—	(33,521)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,468)	—	(4,468)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(120)	—	(120)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(3,855)	(3,855)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	235	235
Balance at March 31, 2021	11,000	$110	8,000	$80	111,528	$1,115	$3,828,952	$(1,361,664)	$73,673	$2,542,266

(1)  For the three months ended March 31, 2021, includes approximately $799,000 (53,281 shares) surrendered for tax purposes related to equity-based compensation awards
(2) Based on the number of shares held by stockholders at the record date and before giving effect to the Company’s 1 for 4 reverse stock split effected on April 4, 2022.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31,
(In Thousands)	2022	2021

Cash Flows From Operating Activities:
Net (loss)/income	$(82,906)	$85,522
Adjustments to reconcile net income to net cash provided by operating activities:
(Gains)/losses on residential whole loans and real estate owned, net	277,273	(35,893)
(Gains)/losses on securities, net	2,921	(100)
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities, and amortization of terminated hedging instruments	(4,135)	(9,645)
(Reversal of provision)/provision for credit and valuation losses on residential whole loans and other financial instruments	(4,038)	(23,967)
Net other non-cash (gains)/losses included in net income	(134,618)	5,212
(Increase)/Decrease in other assets	78,454	(1,939)
Increase/(Decrease) in other liabilities	609	4,975
Net cash provided by operating activities	$133,560	$24,165

Cash Flows From Investing Activities:
Purchases of residential whole loans, loan related investments and capitalized advances	$(1,192,437)	$(184,707)
Proceeds from sales of residential whole loans, and residential whole loan repurchases	—	—
Principal payments on residential whole loans and loan related investments	567,114	425,300
Proceeds from sales of securities and other assets	369	—
Principal payments on securities	1,470	58,896
Purchases of real estate owned and capital improvements	(353)	(217)
Proceeds from sales of real estate owned	41,336	50,619
Additions to leasehold improvements, furniture and fixtures	(953)	(4,415)
Net cash (used in)/provided by investing activities	$(583,454)	$345,476

Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(586,883)	$(821,716)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	965,270	663,926
Principal payments on other collateralized financing agreements	(761,122)	(521,259)
Proceeds from borrowings under other collateralized financing agreements	1,096,258	437,915
Payment made for other collateralized financing agreement related costs	(2,870)	(1,371)
Principal payment on redemption of Senior notes	—	(100,000)
Proceeds from issuances of common stock	581	376
Payments made for the repurchase of common stock through the stock repurchase program	(54,799)	(20,933)
Dividends paid on preferred stock	(8,219)	(8,219)
Dividends paid on common stock and dividend equivalents	(47,230)	(34,015)
Net cash provided by/(used in) financing activities	$600,986	$(405,296)
Net (decrease)/increase in cash, cash equivalents and restricted cash	$151,092	$(35,655)
Cash, cash equivalents and restricted cash at beginning of period	$404,447	$821,519
Cash, cash equivalents and restricted cash at end of period	$555,539	$785,864

Supplemental Disclosure of Cash Flow Information
Interest Paid	$34,727	$29,554

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$22,079	$20,068
Dividends and dividend equivalents declared and unpaid	$46,357	$33,640
Payable for unsettled residential whole loan and Treasury Bill purchases	$329,706	$112,202

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

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

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

For all periods presented, all per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company’s one-for-four reverse stock split which was effected following the close of business on April 4, 2022.

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2022 and results of operations for all periods presented have been made.  The results of operations for the three months ended March 31, 2022 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas: impairment, valuation allowances and loss allowances on residential whole loans (see Note 3), mortgage-backed securities (‘MBS”), credit risk transfer (“CRT”) securities and mortgage servicing rights (“MSR”)-related assets (collectively, “Securities, at fair value”) (see Note 4) and Other assets (see Note 5), valuation of Securities, at fair value (see Notes 4 and 13), income recognition and valuation of residential whole loans (see Notes 3 and 13), and valuation of derivative instruments (see Notes 5(d) and 13). In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (see Note 8).  Actual results could differ from those estimates.

The Company has one reportable segment as it manages its business and analyzes and reports its results of operations on the basis of one operating segment: investing, on a leveraged basis, in residential mortgage assets.

The consolidated financial statements of the Company include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated. In addition, the Company consolidates entities established to facilitate transactions related to the acquisition and securitization of residential whole loans completed in prior years. Certain prior period amounts have been reclassified to conform to the current period presentation. In particular, prior period disclosures have been conformed to the current period presentation of interest income from residential whole loans at fair value. Starting in the second quarter of 2021, interest income for these loans is presented in interest income in the Company’s consolidated statements of operations. Previously, interest income received on residential whole loans at fair value was presented in other income in the Company’s consolidated statements of operations. On July 1, 2021, the Company completed the acquisition of Lima One Holdings, LLC, the parent company of Lima One Capital, LLC (collectively referred to as “Lima One”), a leading

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
nationwide originator and servicer of business purpose loans (“BPLs”). Lima One’s financial results are consolidated with MFA’s results from that date.

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

The Company’s residential whole loans pledged as collateral against financing agreements are included in the consolidated balance sheets with amounts pledged disclosed in Note 6.  Purchases and sales of residential whole loans that are subject to an extended period of due diligence that crosses a reporting date are recorded in the Company’s balance sheet at amounts reflecting management’s current estimate of assets that will be acquired or disposed at the closing of the transaction. This estimate is subject to revision at the closing of the transaction, pending the outcome of due diligence performed prior to closing. Residential whole loans purchased under flow arrangements with loan origination partners are generally recorded at the transaction settlement date. Recorded amounts of residential whole loans for which the closing of the purchase transaction is yet to occur are not eligible to be pledged as collateral against any financing agreement until the closing of the purchase transaction. Interest income, credit related losses and changes in the fair value of loans held at fair value are recorded post settlement for acquired loans and until transaction settlement for sold loans (see Notes 3, 6, 13 and 14).

Purchased Performing Loans

Acquisitions of Purchased Performing Loans to date (which include loans purchased from third parties or loans originated by Lima One) have been primarily comprised of: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by non-owner occupied residential properties made to borrowers who intend to rehabilitate and sell the property for a profit (“Rehabilitation loans” or “Fix and Flip loans”), (iii) loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans”), and (v) previously originated loans secured by residential real estate that is generally owner occupied (“Seasoned performing loans”). Purchased Performing Loans are initially recorded at their purchase price (or amount funded for originated loans). Interest income on Purchased Performing Loans acquired at par is accrued based on each loan’s current interest bearing balance and current interest rate. Interest income on such loans acquired at a premium/discount to par is recorded each period based on the contractual coupon net of any amortization of premium or accretion of discount, adjusted for actual prepayment activity. For loans acquired with related servicing rights retained by the seller, interest income is reported net of related serving costs.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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

The aggregate allowance for credit losses is equal to the sum of the losses expected over the life of each respective loan. Expected losses are generally calculated based on the estimated probability of default and loss severity of loans in the portfolio, which involves projecting each loan’s expected cash flows based on their contractual terms, expected prepayments, and estimated default and loss severity rates. The results were not discounted. The default and severity rates were estimated based on the following steps: (i) obtained the Company’s historical experience through an entire economic cycle for each loan type or, to the extent the Company did not have sufficient historical loss experience for a given loan type, publicly available data derived from the historical loss experience of certain banks, which data the Company believes is generally representative of its portfolio, (ii) obtained historical economic data (U.S. unemployment rates and home price appreciation) over the same period, and (iii) estimated default and severity rates during three distinct future periods based on historical default and severity rates during periods when economic conditions similar to those forecasted were experienced. The default and severity rates were applied to the estimated amount of loans outstanding during each future period, based on contractual terms and expected prepayments. Expected prepayments are estimated based on historical experience and current and expected future economic conditions, including market interest rates. The three periods were as follows: (i) a one-year forecast of economic conditions based on U.S. unemployment rates and home price appreciation, followed by (ii) a two-year “reversion” period during which economic conditions (U.S. unemployment rates and home price appreciation) are projected to revert to historical averages on a straight line basis, followed by (iii) the remaining life of each loan, during which period economic conditions (U.S. unemployment rates and home price appreciation) are projected to equal historical averages. In addition, a liability is established (and recorded in Other Liabilities) each period using a similar methodology for committed but undrawn loan amounts. The Company forecasts future economic conditions based on forecasts provided by an external preparer of economic forecasts, as well as its own knowledge of the market and its portfolio. The Company may consider multiple scenarios and select the one that it believes results in the most reasonable estimate of expected losses. The Company may apply qualitative adjustments to these results as further described in Note 3. For certain loans where foreclosure has been deemed to be probable, loss estimates are based on whether the value of the underlying collateral is sufficient to recover the carrying value of the loan. This methodology has not changed significantly from the calculation of the allowance for credit losses on January 1, 2021.

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
MARCH 31, 2022

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, the Company had cash and cash equivalents of $410.9 million and $304.7 million, respectively. At March 31, 2022, the Company had $320.7 million of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. As of December 31, 2021, the Company had $215.8 million worth of investments in overnight money market funds. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).

(e)  Restricted Cash

Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, Swaps and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreements and/or Swaps counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements and/or Swaps.  The Company had aggregate restricted cash of $144.6 million and $99.8 million at March 31, 2022 and December 31, 2021, respectively (see Notes 5(d), 6 and 13).

(f)  Goodwill & Intangible Assets

At March 31, 2022 and December 31, 2021, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, and other intangible assets of $18.1 million and $21.4 million, respectively (net of amortization), primarily comprised of customer relationships, non-competition agreements, trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One (see Note 5(b). The intangible assets are amortized over their expected useful lives, which range from one to ten years. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances. Through March 31, 2022, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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

(i)  Loan Securitization and Other Debt Issuance Costs

Loan securitization related costs are costs associated with the issuance of beneficial interests by consolidated VIEs and incurred by the Company in connection with various financing transactions completed by the Company.  These costs may include underwriting, rating agency, legal, accounting and other fees.  Such costs, which reflect deferred charges (unless the debt is recorded at fair value, as discussed below), are included on the Company’s consolidated balance sheets as a direct deduction from the corresponding debt liability. These deferred charges are amortized as an adjustment to interest expense using the effective interest method. For certain financing agreements, such costs are amortized over the shorter of the period to the expected or stated legal maturity of the debt instruments. The Company periodically reviews the recoverability of these deferred costs and, in the event an impairment charge is required, such amount will be included in Operating and Other Expense on the Company’s consolidated statements of operations. To the extent that the Company has elected the fair value option for the related debt liability, these costs are expensed at the closing of the transaction.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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

Swaps

The Company has entered into Swaps that were not designated as hedges for accounting purposes. Changes in the fair value of the Company’s Swaps not designated in hedging transactions are recorded in Other income, net on the Company’s consolidated statements of operations.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

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

(r)  New Accounting Standards and Interpretations

As of the date of this filing, there have been no new accounting standards and interpretations adopted by the Company in 2022.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
3.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at March 31, 2022 and December 31, 2021 are approximately $8.3 billion and $7.9 billion, respectively, of residential whole loans arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for Purchased Non-performing Loans.

The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at March 31, 2022 and December 31, 2021:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021	March 31, 2022	December 31, 2021
Purchased Performing Loans:
Non-QM loans	$1,265,731	$1,448,162	$2,391,632	$2,013,369	$3,657,363	$3,461,531
Rehabilitation loans	154,508	217,315	735,849	517,530	890,357	734,845
Single-family rental loans	283,090	331,808	870,407	619,415	1,153,497	951,223
Seasoned performing loans	98,269	102,041	—	—	98,269	102,041
Agency eligible investor loans	—	—	991,633	1,082,765	991,633	1,082,765
Total Purchased Performing Loans	$1,801,598	$2,099,326	$4,989,521	$4,233,079	$6,791,119	$6,332,405

Purchased Credit Deteriorated Loans	$518,450	$547,772	$—	$—	$518,450	$547,772

Allowance for Credit Losses	$(35,457)	$(39,447)	$—	$—	$(35,457)	$(39,447)

Purchased Non-Performing Loans	$—	$—	$987,794	$1,072,270	$987,794	$1,072,270

Total Residential Whole Loans	$2,284,591	$2,607,651	$5,977,315	$5,305,349	$8,261,906	$7,913,000

Number of loans	8,506	9,361	16,706	14,734	25,212	24,095

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

The following table presents additional information regarding the Company’s Residential whole loans at March 31, 2022 and December 31, 2021:
March 31, 2022

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans (4)	$3,621,124	$3,670,937	4.92%	356	65%	733	$3,431,011	$119,445	$30,355	$90,126
Rehabilitation loans	885,155	886,942	7.11	12	67	740	783,366	14,118	3,178	86,280
Single-family rental loans	1,152,195	1,168,778	5.26	324	70	735	1,133,996	13,436	547	20,799
Seasoned performing loans	98,224	107,624	2.71	159	36	722	98,569	634	97	8,324
Agency eligible investor loans	991,633	1,034,815	3.40	351	62	767	1,026,214	7,595	814	192
Total Purchased Performing Loans	6,748,331	$6,869,096	5.00%	302

Purchased Credit Deteriorated Loans	$496,871	$610,651	4.57%	280	69%	N/A	428,302	51,517	18,942	111,890

Purchased Non-Performing Loans	$987,794	$1,017,658	4.89%	280	73%	N/A	$464,770	$85,856	$40,454	$426,578

Residential whole loans, total or weighted average	$8,232,996	$8,497,405	4.96%	298

December 31, 2021

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$3,453,242	$3,361,164	5.07%	355	66%	731	$3,165,964	$77,581	$22,864	$94,755
Rehabilitation loans	727,964	731,154	7.18	11	67	735	616,733	5,834	5,553	103,034
Single-family rental loans	949,772	924,498	5.46	329	70	732	898,166	2,150	695	23,487
Seasoned performing loans	101,995	111,710	2.76	162	37	722	102,047	938	481	8,244
Agency eligible investor loans	1,082,765	1,060,486	3.40	354	62	767	1,039,257	21,229	—	—
Total Purchased Performing Loans	6,315,738	$6,189,012	5.05%	307

Purchased Credit Deteriorated Loans	524,992	$643,187	4.55%	283	69	N/A	456,924	50,048	18,736	117,479

Purchased Non-Performing Loans	1,072,270	$1,073,544	4.87%	283	73	N/A	492,481	87,041	40,876	453,146

Residential whole loans, total or weighted average	$7,913,000	$7,905,743	4.99%	301

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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $160.5 million and $137.3 million at March 31, 2022 and December 31, 2021, respectively, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 74% and 71% at March 31, 2022 and December 31, 2021, respectively. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.
(3)Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.
(4)Excluded from the table above are approximately $28.9 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of March 31, 2022.

No Residential whole loans were sold during the three months ended March 31, 2022 and 2021.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential Whole Loans, at Carrying Value:

	Three Months Ended March 31, 2022
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2021	$8,289	$6,881	$1,451	$46	$22,780	$39,447
Current provision	(909)	(1,460)	(122)	(1)	(975)	(3,467)
Write-offs	(51)	(219)	(27)	—	(226)	(523)
Allowance for credit losses at March 31, 2022	$7,329	$5,202	$1,302	$45	$21,579	$35,457

	Three Months Ended March 31, 2021
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2020	$21,068	$18,371	$3,918	$107	$43,369	$86,833
Current provision	(6,523)	(3,700)	(1,172)	(41)	(10,936)	(22,372)
Write-offs	—	(1,003)	—	—	(214)	(1,217)
Allowance for credit losses at March 31, 2021	$14,545	$13,668	$2,746	$66	$32,219	$63,244

(1)In connection with purchased Rehabilitation loans at carrying value, the Company had unfunded commitments of $12.9 million and $54.4 million as of March 31, 2022 and 2021, respectively, with an allowance for credit losses of $156,000 and $795,905 at March 31, 2022 and 2021, respectively. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 7).
(2)Includes $80.2 million and $149.2 million of loans that were assessed for credit losses based on a collateral dependent methodology as of March 31, 2022 and 2021, respectively.
(3)Includes $69.1 million and $87.7 million of loans that were assessed for credit losses based on a collateral dependent methodology as of March 31, 2022 and 2021, respectively.

The Company’s estimates of expected losses that form the basis of the Allowance for Credit Losses include certain qualitative adjustments which have the effect of increasing expected loss estimates. These qualitative adjustments were determined based on a variety of factors, including differences between the Company’s loan portfolio and the loan portfolios represented by data available in regulatory filings of certain banks that are considered to have similar loan portfolios (available proxy data), and differences between current (and expected future) market conditions in comparison to market conditions that occurred in historical periods. Such differences include uncertainty with respect to the ongoing impact of the COVID-19 pandemic, the extent and timing of government stimulus efforts, anticipated inflation and increasing market interest rates, and heightened political uncertainty. The Company’s estimates of credit losses reflect the Company’s expectation that full recovery to pre-pandemic economic conditions will take an extended period, resulting in increased delinquencies and defaults during this period compared to historical periods. Estimates of credit losses under credit losses on financial instruments (“CECL”) are highly sensitive to changes in assumptions and current economic conditions have increased the difficulty of accurately forecasting future conditions.

The amortized cost basis of Purchased Performing Loans on nonaccrual status as of March 31, 2022 and December 31, 2021 was $221.1 million and $240.2 million, respectively. The amortized cost basis of Purchased Credit Deteriorated Loans on nonaccrual status as of March 31, 2022 and December 31, 2021 was $101.2 million and $108.9 million, respectively. The fair value of Purchased Non-performing Loans on nonaccrual status as of March 31, 2022 and December 31, 2021 was $550.8 million and $588.1 million, respectively. During the three months ended March 31, 2022, the Company recognized $4.3 million of interest income on loans on nonaccrual status, including $3.0 million on its portfolio of loans which were non-performing at acquisition. At March 31, 2022 and December 31, 2021, there were approximately $107.2 million and $107.4 million, respectively, of loans held at carrying value on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

The following table presents certain additional credit-related information regarding our Residential whole loans, at Carrying Value:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2022	2021	2020	2019	2018	Prior	Total
Non-QM loans
LTV <= 80% (1)	$—	$55,222	$246,102	$584,293	$302,545	$34,265	$1,222,427
LTV > 80% (1)	—	2,762	18,918	9,580	10,416	1,628	43,304
Total Non-QM loans	$—	$57,984	$265,020	$593,873	$312,961	$35,893	$1,265,731
Three Months Ended March 31, 2022 Gross write-offs	$—	$—	$—	$—	$51	$—	$51

Rehabilitation loans
LTV <= 80% (1)	$—	$4,046	$19,342	$92,938	$14,673	$3,057	$134,056
LTV > 80% (1)	—	—	2,280	11,739	4,734	1,699	20,452
Total Rehabilitation loans	$—	$4,046	$21,622	$104,677	$19,407	$4,756	$154,508
Three Months Ended March 31, 2022 Gross write-offs	$—	$—	$—	$199	$20	$—	$219

Single family rental loans
LTV <= 80% (1)	$—	$14,747	$30,245	$165,098	$57,566	$9,602	$277,258
LTV > 80% (1)	—	—	512	5,234	86	—	5,832
Total Single family rental loans	$—	$14,747	$30,757	$170,332	$57,652	$9,602	$283,090
Three Months Ended March 31, 2022 Gross write-offs	$—	$—	$—	$27	$—	$—	$27

Seasoned performing loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$95,307	$95,307
LTV > 80% (1)	—	—	—	—	—	2,962	2,962
Total Seasoned performing loans	$—	$—	$—	$—	$—	$98,269	$98,269
Three Months Ended March 31, 2022 Gross write-offs	$—	$—	$—	$—	$—	$—	$—

Purchased credit deteriorated loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$387,985	$387,985
LTV > 80% (1)	—	—	—	—	—	130,465	130,465
Total Purchased credit deteriorated loans	$—	$—	$—	$—	$—	$518,450	$518,450
Three Months Ended March 31, 2022 Gross write-offs	$—	$—	$—	$—	$—	$226	$226

Total LTV <= 80% (1)	$—	$74,015	$295,689	$842,329	$374,784	$530,216	$2,117,033
Total LTV > 80% (1)	—	2,762	21,710	26,553	15,236	136,754	203,015
Total residential whole loans, at carrying value	$—	$76,777	$317,399	$868,882	$390,020	$666,970	$2,320,048
Total Gross write-offs	$—	$—	$—	$226	$71	$226	$523

(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $160.5 million at March 31, 2022, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting is 74% at March 31, 2022. Certain low value loans secured by vacant lots are categorized as LTV > 80%.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 90 days or more delinquent:

	March 31, 2022
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$91,200	$90,126	65.6%
Rehabilitation loans	$86,272	$86,280	73.3%
Single-family rental loans	$20,845	$20,799	73.5%
Seasoned performing loans	$7,780	$8,324	43.7%
Agency eligible investor loans	$180	$192	73.7%
Total Purchased Performing Loans	$206,277	$205,721

Purchased Credit Deteriorated Loans	$90,190	$111,890	78.2%

Purchased Non-Performing Loans	$424,871	$426,578	79.4%

Total Residential whole loans	$721,338	$744,189

	December 31, 2021
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$96,473	$94,755	64.6%
Rehabilitation loans	$103,166	$103,034	67.6%
Single-family rental loans	$23,524	$23,487	73.4%
Seasoned performing loans	$7,740	$8,244	45.6%
Agency eligible investor loans	$—	$—	—%
Total Purchased Performing Loans	$230,903	$229,520

Purchased Credit Deteriorated Loans	$95,899	$117,479	79.1%

Purchased Non-Performing Loans	$454,443	$453,146	80.2%

Total Residential whole loans	$781,245	$800,145

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
The following tables present the components of interest income on the Company’s Residential whole loans for the three months ended March 31, 2022 and 2021:

	Held at Carrying Value		Held at Fair Value		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(In Thousands)	2022	2021	2022	2021	2022	2021
Purchased Performing Loans:
Non-QM loans	$13,141	$22,189	$19,811	$—	$32,952	$22,189
Rehabilitation loans	3,567	6,668	11,294	—	14,861	6,668
Single-family rental loans	4,693	7,081	8,632	—	13,325	7,081
Seasoned performing loans	1,010	1,991	—	—	1,010	1,991
Agency eligible investor loans	—	—	7,583	—	7,583	—
Total Purchased Performing Loans	$22,411	$37,929	$47,320	$—	$69,731	$37,929

Purchased Credit Deteriorated Loans	$9,009	$8,290	$—	$—	$9,009	$8,290

Purchased Non-Performing Loans	$—	$—	$20,726	$18,319	$20,726	$18,319

Total Residential Whole Loans	$31,420	$46,219	$68,046	$18,319	$99,466	$64,538

The following table presents the components of Net gain/(loss) on residential whole loans measured at fair value through earnings for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Net unrealized (losses)/gains	$(287,935)	$32,088
Other Income (1)	(440)	(598)
Total	$(288,375)	$31,490

(1)Primarily includes cash payments received from private mortgage insurance on liquidated loans and losses on liquidations of non-performing loans.

4.                   Securities, at Fair Value

MSR-Related Assets

Term Notes Backed by MSR-Related Collateral

At both March 31, 2022 and December 31, 2021, the Company had $153.8 million of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At March 31, 2022, these term notes had an amortized cost of $123.3 million, gross unrealized gains of approximately $30.4 million, a weighted average yield of 10.22% and a weighted average term to maturity of 1.4 years. At December 31, 2021, the term notes had an amortized cost of $121.4 million, gross unrealized gains of approximately $32.4 million, a weighted average yield of 10.3% and a weighted average term to maturity of 1.7 years.

CRT Securities

CRT securities are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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

The following tables present certain information about the Company’s residential mortgage securities at March 31, 2022 and December 31, 2021:

March 31, 2022

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Total residential mortgage securities (2)(3)	$98,172	$8,722	$(44)	$(20,768)	$86,082	$11,699	$(1,381)	$10,318	$96,400

December 31, 2021

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Total residential mortgage securities (2)(3)	$99,999	$7,466	$(55)	$(20,768)	$86,642	$16,282	$(10)	$16,272	$102,914

(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Amounts disclosed at March 31, 2022 includes CRT securities with a fair value of $64.2 million for which the fair value option has been elected. Such securities had $281.0 thousand gross unrealized gains and gross unrealized losses of approximately $1.38 million at March 31, 2022. Amounts disclosed at December 31, 2021 includes CRT securities with a fair value of $67.5 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $1.8 million and gross unrealized losses of approximately $10,000 at December 31, 2021.

Sales of Residential Mortgage Securities

During the three months ended March 31, 2022, the Company sold a CRT security for approximately $369,000, realizing a gain of $13,000. The Company did not sell any of its residential mortgage securities during the three months ended March 31, 2021.

Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities at March 31, 2022.

There were no allowances for credit losses recorded with respect to the Company’s AFS securities for any of the periods presented. The Company did not recognize an allowance for credit losses through earnings related to its AFS securities for the three months ended March 31, 2022 and 2021.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In Thousands)	2022	2021
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$46,833	$79,607
Unrealized (losses) on securities available-for-sale	(4,977)	(3,855)
Change in AOCI from AFS securities	(4,977)	(3,855)
Balance at end of period	$41,856	$75,752

Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Residential Mortgage Securities
Coupon interest	$895	$1,287
Effective yield adjustment (1)(2)(3)	1,265	9,549
Interest income	$2,160	$10,836

MSR-related assets
Coupon interest	$1,157	$2,405
Effective yield adjustment (2)	1,958	3,218
Interest income	$3,115	$5,623

(1)Includes amortization of premium paid net of accretion of purchase discount.  For RPL/NPL MBS, interest income is recorded at an effective yield, which reflects net premium amortization/accretion based on actual prepayment activity.
(2)The effective yield adjustment is the difference between the net income calculated using the net yield less the current coupon yield. The net yield may be based on management’s estimates of the amount and timing of future cash flows or in the instrument’s contractual cash flows, depending on the relevant accounting standards.
(3)Includes accretion income recognized due to the impact of redemptions of certain Non-Agency securities that had been previously purchased at a discount of approximately $8.8 million during the three months ended March 31, 2021.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

5.    Other Assets

The following table presents the components of the Company’s Other assets at March 31, 2022 and December 31, 2021:

(In Thousands)	March 31, 2022	December 31, 2021
Treasury Bills (1)	$299,998	$—
REO (2)	145,568	156,223
Goodwill	61,076	61,076
Intangibles, net (3)	18,100	21,400
Capital contributions made to loan origination partners	70,783	71,673
Other interest-earning assets	53,636	57,522
Interest receivable	57,090	50,191
Other loan related receivables	49,612	34,191
Lease right-of-use asset (4)	39,243	39,370
Other	62,237	73,910
Total Other Assets	$857,343	$565,556

(1) Held on a short-term basis in connection with managing the Company’s REIT compliance. Classified as Level 1 in the fair value hierarchy.
(2) Includes $6.5 million and $11.3 million of REO that is held-for-investment at March 31, 2022 and December 31, 2021, respectively.
(3) Net of aggregate accumulated amortization of $9.9 million and $6.6 million as of March 31, 2022 and December 31, 2021, respectively.
(4) An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease (see Notes 2 and 9).

(a) Real Estate Owned

At March 31, 2022, the Company had 492 REO properties with an aggregate carrying value of $145.6 million. At December 31, 2021, the Company had 553 REO properties with an aggregate carrying value of $156.2 million.
At March 31, 2022, $144.5 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $76.3 million of residential whole loans held at carrying value and $330.6 million of residential whole loans held at fair value at March 31, 2022.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
The following table presents the activity in the Company’s REO for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(Dollars In Thousands)	2022	2021
Balance at beginning of period	$156,223	$249,699
Adjustments to record at lower of cost or fair value	(448)	(874)
Transfer from residential whole loans (1)	22,079	20,068
Purchases and capital improvements, net	353	217
Disposals and other (2)	(32,639)	(48,717)
Balance at end of period	$145,568	$220,393

Number of properties	492	835
(1)Includes a net loss recorded on transfer of approximately $100,000 and a net gain recorded on transfer of approximately $1.1 million for the three months ended March 31, 2022 and 2021, respectively.
(2)During the three months ended March 31, 2022 and 2021, the Company sold 135 and 177 REO properties for consideration of $41.5 million and $50.6 million, realizing net gains of approximately $8.7 million and $2.2 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

(b) Goodwill and Intangible Assets

On July 1, 2021, the Company completed the acquisition from affiliates of Magnetar Capital of their ownership interests in Lima One Holdings, LLC, the parent company of Lima One Capital, LLC (collectively, “Lima One”), a leading originator and servicer of business purpose loans. In connection with the acquisition of Lima One, the Company identified and recorded goodwill of $61.1 million and finite-lived intangible assets totaling $28.0 million.

The amortization period for each of the finite lived intangible assets and the activity for the three months ended March 31, 2022 is summarized in the table below:

(Dollars in Thousands)	Carrying Value at December 31, 2021	Amortization Three Months Ended March 31, 2022	Carrying Value at March 31, 2022	Amortization Period (Years) (1)
Trademarks / Trade Names	$3,800	$(100)	$3,700	10
Customer Relationships	12,000	(2,000)	10,000	4
Internally Developed Software	3,600	(200)	3,400	5
Non-Compete Agreements	2,000	(1,000)	1,000	1
Total Identified Intangibles	$21,400	$(3,300)	$18,100

(1) Amortization is calculated on a straight-line basis over the amortization period, except for Customer Relationships, where amortization is calculated based on expected levels of customer attrition.

(c) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom it sources residential mortgage loans through both flow arrangements and bulk purchases. To date, such contributions of capital include the following investments (based on their carrying value prior to any impairments or mark-to-market): $23.2 million of common equity (including partnership interests) and $78.8 million of preferred equity. In addition, for certain partners, options or warrants may have also been acquired that provide the Company the ability to increase the level of its investment if certain conditions are met. At the end of each reporting period, or earlier if circumstances warrant, the Company evaluates whether the nature of its interests and other involvement with the investee entity requires the Company to apply equity method accounting or consolidate the results of the investee entity with the Company’s financial results. On July 1, 2021, the Company completed the acquisition of certain ownership interests in Lima One, which resulted in the Company owning all of Lima One’s outstanding ownership interests. Accordingly, the Company consolidated Lima One’s financial

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
results beginning on that date. For certain of the Company’s investments, the interests acquired to date by the Company generally do not have a readily determinable fair value. Consequently, the Company accounts for these interests (including any acquired options and warrants) in loan originators initially at cost. The carrying value of these investments will be adjusted if it is determined that an impairment has occurred or if there has been a subsequent observable transaction in either the investee company’s equity securities or a similar security that provides evidence to support an adjustment to the carrying value. The Company did not record any impairment charges to earnings on investments in loan origination partners during the three months ended March 31, 2022 and 2021.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(d) Derivative Instruments

Swaps

The Company’s derivative instruments include Swaps, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on Secured Overnight Financing Rate (“SOFR”), on the notional amount of the Swap. At March 31, 2022, none of the Company’s Swaps are designated as hedges for accounting purposes.

The following table presents the assets pledged as collateral against the Company’s Swap contracts at March 31, 2022 and December 31, 2021:

(In Thousands)	March 31, 2022	December 31, 2021
Restricted Cash	$54,804	$14,446

At March 31, 2022, the Company had Swaps with an aggregate notional amount of $2.4 billion and an average maturity of approximately 46 months with a maximum term of approximately 59 months.

The following table presents information about the Company’s Swaps at March 31, 2022 and December 31, 2021:

	March 31, 2022			December 31, 2021
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days to 12 months	$—	—%	—%	$—	—%	—%
Over 12 months to 24 months	100,000	1.49	0.29	—	—	—
Over 24 months to 36 months	1,000,010	1.09	0.29	450,010	0.90	0.05
Over 36 months to 48 months	—	—	—	—	—	—
Over 48 months to 60 months	1,300,000	1.42	0.29	450,000	1.12	0.05
Total Swaps	$2,400,010	1.29%	0.29%	$900,010	1.01%	0.05%

(1)Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts annually based on SOFR.

During the three months ended March 31, 2022, the Company recorded net gains on Swaps not designated in hedging relationships of approximately $75.2 million, which includes net swap expense of $5.5 million. These amounts are included in Other income, net on the Company’s consolidated statements of operations. The Company did not have any Swaps during the three months ended March 31, 2021.

TBA Securities

In order to economically hedge the risks arising from the investments in Agency eligible investor loans, the Company has entered into short positions in certain TBA securities. The table below summarizes open short positions in TBA securities as of March 31, 2022 and December 31, 2021, which had an aggregate value of $5.8 million and $(1.3) million, respectively, and were included in Other assets/liabilities on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

	March 31, 2022		December 31, 2021
(Dollars in Thousands)	Notional Amount	Settlement Date	Notional Amount	Settlement Date
TBA Security
FNCL 2.5	$180,000	April 13, 2022	$180,000	January 13, 2022
FNCL 2	$130,000	April 13, 2022	$130,000	January 13, 2022

TBA short positions are subject to margining requirements which serve to mitigate counterparty credit risk associated with these transactions. Open TBA positions are measured at fair value each reporting date, with realized and unrealized changes in the fair value of these positions recorded in Other income, net in the Company’s consolidated statements of operations. For the three months ended March 31, 2022, the Company recorded realized and unrealized changes in fair value on TBA short positions of $18.9 million. No TBA short positions had been entered into in the prior periods presented.

6.      Financing Agreements

The following tables present the components of the Company’s Financing agreements at March 31, 2022 and December 31, 2021:

	March 31, 2022
(In Thousands)	Unpaid Principal Balance	Amortized Cost Balance	Fair Value/Carrying Value (1)
Financing agreements, at fair value
Agreements with mark-to-market collateral provisions	$1,555,250	$1,555,250	$1,555,250
Agreements with non-mark-to-market collateral provisions	563,860	563,860	563,860
Securitized debt	1,741,305	1,751,112	1,685,796
Total Financing agreements, at fair value	$3,860,415	$3,870,222	$3,804,906

Financing agreements, at carrying value
Securitized debt	$1,178,650		$1,173,265
Agreements with mark-to-market collateral provisions	1,386,009		1,385,685
Agreements with non-mark-to-market collateral provisions	438,374		437,548
Convertible senior notes	230,000		226,807
Total Financing agreements, at carrying value	$3,233,033		$3,223,305
Total Financing agreements	$7,093,448		$7,028,211

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at March 31, 2022 and December 31, 2021:

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Mark-to-market financing agreements secured by residential whole loans	$2,769,019	$2,391,602
Fair value of residential whole loans pledged as collateral under financing agreements	$3,559,415	$3,301,288
Weighted average haircut on residential whole loans (1)	21.15%	25.27%
Mark-to-market financing agreements secured by securities at fair value	$159,019	$159,148
Securities at fair value pledged as collateral under financing agreements	$250,171	$256,685
Weighted average haircut on securities at fair value (1)	37.01%	37.00%
Mark-to-market financing agreements secured by real estate owned	$12,897	$11,549
Fair value of real estate owned pledged as collateral under financing agreements	$35,753	$34,606
Weighted average haircut on real estate owned (1)	51.51%	58.46%

(1)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at March 31, 2022 and December 31, 2021:

(Dollars in Thousands)	March 31, 2022	December 31, 2021
Non-mark-to-market financing secured by residential whole loans	$989,612	$928,055
Fair value of residential whole loans pledged as collateral under financing agreements	$1,422,837	$1,420,283
Weighted average haircut on residential whole loans	26.88%	29.98%
Non-mark-to-market financing secured by real estate owned	$11,796	$11,485
Fair value of real estate owned pledged as collateral under financing agreements	$31,921	$29,894
Weighted average haircut on real estate owned	62.36%	61.28%

In addition, the Company had aggregate restricted cash held in connection with its financing agreements of $13.2 million and $10.2 million at March 31, 2022 and December 31, 2021, respectively.

The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$3,629,100	2.57%	$3,222,268	2.36%
Over 30 days to 3 months	268,202	2.46	257,444	2.49
Over 3 months to 12 months	46,191	4.36	22,164	4.50
Over 12 months	—	—	—	—
Total financing agreements	$3,943,493	2.59%	$3,501,876	2.38%

(a) Financing Agreements

The Company elected the fair value option on certain of its financing arrangements, primarily to simplify the accounting associated with costs incurred to establish the new facilities or renegotiate existing facilities.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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

Agreements with non-mark-to-market collateral provisions

The Company has also entered into financing arrangements which do not contain mark-to-market provisions. The Company has generally pledged, as collateral security for these facilities, certain of its residential whole loans, as well as the equity in subsidiaries that own the loans. These facilities have maturities ranging from 3 to 42 months and $511.6 million of the facilities contain extension options, with maximum extensions ranging from 13 to 39 months, subject to certain conditions, in some cases including the payment of an extension fee and provided that no events of default have occurred. The financing cost for these facilities is generally calculated at a spread over prevailing short term market interest rates, which generally reset monthly.

Securitized Debt

Securitized debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated in consolidation. The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company. The weighted average fixed rate on the securitized debt was 2.41% at March 31, 2022 (see Notes 9 and 14 for further discussion).

Convertible Senior Notes

On June 3, 2019, the Company issued $230.0 million in aggregate principal amount of its Convertible Senior Notes in an underwritten public offering, including an additional $30.0 million issued pursuant to the exercise of the underwriters’ option to purchase additional Convertible Senior Notes. The total net proceeds the Company received from the offering were approximately $223.3 million, after deducting offering expenses and the underwriting discount.  The Convertible Senior Notes bear interest at a fixed rate of 6.25% per year, paid semiannually on June 15 and December 15 of each year commencing December 15, 2019 and will mature on June 15, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. The Convertible Senior Notes are convertible at the option of the holders at any time until the close of business on the business day immediately preceding the maturity date into shares of the Company’s common stock based on a conversion rate of 31.4346 shares (which reflects an adjustment resulting from the Company’s 1-for-4 reverse stock split effected on April 4, 2022) of the Company’s common stock for each $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $31.81 per share of common stock. The Convertible Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 6.94%. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity, except to the extent necessary to preserve its status as a REIT, in which case the Company may redeem the Convertible Senior Notes, in whole or in part, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest.

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
MARCH 31, 2022
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

(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 14 counterparties at both March 31, 2022 and December 31, 2021. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2022:

	March 31, 2022
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Repricing for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Barclays Bank (3)	BBB/Aa3/A	$562,272	1	23.9%
Credit Suisse	BBB+/Baa1/A-	301,857	1	12.9
Wells Fargo	A+/Aa2/AA-	256,657	1	10.9
(1)As rated at March 31, 2022 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published rating for these entities.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$580,181	$380,393	$1,344,110	$2,304,684
Residential whole loans, at fair value	838,789	3,164,378	1,898,120	5,901,287
Securities, at fair value	—	250,171	—	250,171
Other assets: REO	27,391	30,681	36,321	94,393
Total	$1,446,361	$3,825,623	$3,278,551	$8,550,535

	December 31, 2021
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$693,982	$459,349	$1,476,588	$2,629,919
Residential whole loans, at fair value	706,377	2,810,865	1,525,114	5,042,356
Securities, at fair value	—	256,685	—	256,685
Other assets: REO	25,692	29,374	35,379	90,445
Total	$1,426,051	$3,556,273	$3,037,081	$8,019,405

(1)An aggregate of $31.2 million and $25.7 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financings agreements had also been pledged as of March 31, 2022 and December 31, 2021, respectively.

The Company pledges securities or cash as collateral to its counterparties in relation to certain of its financing arrangements. The Company exchanges collateral with its counterparties based on changes in the fair value, notional amount and term of the associated financing arrangements and Swap contracts, as applicable. In connection with these margining practices, either the Company or its counterparty may be required to pledge cash or securities as collateral. When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral or provide collateral to the Company in the form of cash or equivalent securities. The Company’s assets pledged as collateral are also described in Notes 2(e) - Restricted Cash and 5(d) - Derivative Instruments.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at March 31, 2022 and December 31, 2021:

(In Thousands)	March 31, 2022	December 31, 2021
Payable for unsettled residential whole loans and Treasury Bills	$329,706	$—
Dividends and dividend equivalents payable	46,357	47,751
Lease liability	44,825	44,977
Accrued interest payable	16,040	9,621
Accrued expenses and other	110,864	115,709
Total Other Liabilities	$547,792	$218,058

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
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

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of March 31, 2022, December 31, 2021 or March 31, 2021. As of the date of this filing, the Company’s tax returns for tax years 2018 through 2021 are open to examination.

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at March 31, 2022 and December 31, 2021 are presented in the following table:

(In Thousands)	March 31, 2022	December 31, 2021
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$37,872	$35,796
Unrealized mark-to-market, impairments and loss provisions	465	3,753
Other realized / unrealized treatment differences	12,893	12,131
Total deferred tax assets	51,230	51,680
Less: valuation allowance	(51,230)	(51,680)
Net deferred tax assets	$—	$—

Realization of the Company’s DTAs at March 31, 2022 is dependent on several factors, including generating sufficient taxable income prior to the expiration of net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
No net deferred tax benefit was recorded by the Company for the three months ended March 31, 2022 and 2021, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset at the ends of those periods was recognized as its recovery was not considered more likely than not. The related NOL carryforwards generated prior to 2018 will begin to expire in 2037; those generated in 2018 and later can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

At March 31, 2022, the Company’s federal NOL carryforward was $150.4 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The income tax provision (benefit) is included in Other general and administrative expense in the Company’s consolidated statements of operations. The following table summarizes the Company’s income tax provision (benefit) primarily recorded at the Company’s domestic TRS entities for the three months ended March 31, 2022 and 2021:

	Three Months Ended
(In Thousands)	March 31, 2022	March 31, 2021
Current provision (benefit)
Federal	$106	$—
State	25	—
Total current provision (benefit)	131	—
Deferred provision (benefit)
Federal	150	—
State	50	—
Total deferred provision (benefit)	200	—
Total provision (benefit)	$331	$—

The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate at March 31, 2022 and 2021:

	Three Months Ended
	March 31, 2022	March 31, 2021
Federal statutory rate	21.0%	21.0%
Non-taxable REIT income (dividends paid deduction)	3.2%	2.3%
Other differences in taxable income (loss) from GAAP	(24.6)%	(23.5)%
State and local taxes	—%	(0.1)%
Change in valuation allowance on DTAs	0.1%	2.0%
Effective tax rate	(0.3)%	1.7%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

9.    Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitment relates to its corporate headquarters. In April 2021, the Company relocated its corporate headquarters, terminating its prior lease on April 30, 2021. For the three months ended March 31, 2022, the Company recorded aggregate lease expense of approximately $1.1 million in connection with its current lease. The term specified in the current lease is approximately fifteen years with an option to renew for an additional five years.

At March 31, 2022, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ending December 31,	Minimum Rental Payments
(In Thousands)
2022 (1)	$4,085
2023	5,498
2024	5,500
2025	4,659
2026	4,552
Thereafter	49,604
Total	$73,898

(1) Reflects contractual minimum rental payments due for the period from April 1, 2022 through December 31, 2022.

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of March 31, 2022, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).

(c) Rehabilitation Loan Commitments

At March 31, 2022, the Company had unfunded commitments of $355.0 million in connection with its purchased Rehabilitation loans.

(d) Residential Whole Loan Purchase Commitments

At March 31, 2022, the Company has agreed, subject to the completion of due diligence and customary closing conditions, to purchase residential whole loans held at fair value with an aggregate estimated purchase price of $29.7 million, with a corresponding liability recorded in Other Liabilities and included in Payable for unsettled residential whole loan purchases. As the loans we have agreed to purchase had an estimated fair value of $28.9 million at March 31, 2022, the difference between the purchase price and the estimated fair value was included in Other income for the three month period ended March 31, 2022.

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
MARCH 31, 2022
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

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2022 through March 31, 2022:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 17, 2022	March 1, 2022	March 31, 2022	$0.46875

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

The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2022 through March 31, 2022:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 17, 2022	March 1, 2022	March 31, 2022	$0.40625

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2022 through March 31, 2022:

Declaration Date	Record Date	Payment Date	Dividend Per Share
March 11, 2022	March 22, 2022	April 29, 2022	$0.110	(1)

(1) At March 31, 2022, the Company had accrued dividends and dividend equivalents payable of $46.4 million related to the common stock dividend declared on March 11, 2022 The $0.11 per share dividend paid was based on the number of shares held by stockholders at the record date (March 22, 2022) and before giving effect to the Company’s 1-for-4 reverse stock split effected on April 4, 2022).

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On October 15, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 2.25 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At March 31, 2022, approximately 2.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three months ended March 31, 2022, the Company issued 32,460 shares of common stock through the DRSPP, raising net proceeds of approximately $594,000.  From the inception of the DRSPP in September 2003 through March 31, 2022, the Company issued 8,793,986 shares pursuant to the DRSPP, raising net proceeds of $290.1 million.

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

During the three months ended March 31, 2022, the Company did not sell any shares of common stock through the ATM Program. At March 31, 2022, approximately $390.0 million remained outstanding for future offerings under this program.

(e)  Stock Repurchase Program

On March 11, 2022, the Company’s Board authorized a stock repurchase program (the “March 2022 Repurchase Authorization”) under which the Company may repurchase up to $250 million of its common stock through the end of 2023. The Board’s authorization replaces the authorization under a prior stock repurchase program that was adopted in November 2020 (the “November 2020 Repurchase Authorization”), which had also authorized the Company to repurchase up to $250 million.

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
MARCH 31, 2022
use of one or more plans adopted under Rule 10b5-1 promulgated under the Exchange Act of 1934, as amended (the “Exchange Act”)).

During the three months ended March 31, 2022 and 2021, the Company repurchased 3,195,769 and 1,486,670 shares of its common stock through the stock repurchase program at an average cost of $17.15 and $16.37 per share and a total cost of approximately $54.7 million and $24.3 million, net of fees and commissions paid to the sales agent of approximately $128,000 and $59,000, respectively. All stock repurchases for the three months ended March 31, 2022 were executed under the November 2020 Repurchase Authorization and prior to the Board’s adoption of the March 2022 Repurchase Authorization. As of March 31, 2022, the Company was permitted to purchase an additional $250.0 million of its common stock.

(f) Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$46,833	$(1,255)	$45,578
OCI before reclassifications	(4,977)	1,255	(3,722)
Amounts reclassified from AOCI	—	—	—
Net OCI during the period (2)	(4,977)	1,255	(3,722)
Balance at end of period	$41,856	$—	$41,856

(1)Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2) For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents changes in the balances of each component of the Company’s AOCI for the three months ended March 31, 2021:

	Three Months Ended March 31, 2021
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$79,607	$(2,314)	$77,293
OCI before reclassifications	(3,855)	235	(3,620)
Amounts reclassified from AOCI	—	—	—
Net OCI during the period (2)	(3,855)	235	(3,620)
Balance at end of period	$75,752	$(2,079)	$73,673

(1)  Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

11.    EPS Calculation

The following table presents a reconciliation of the (loss)/earnings and shares used in calculating basic and diluted (loss)/earnings per share for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2022	2021
Basic (Loss)/Earnings per Share:
Net (loss)/income	$(82,906)	$85,522
Dividends declared on preferred stock	(8,219)	(8,219)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(141)	(274)
Net (loss)/income to available common stockholders - basic	$(91,266)	$77,029
Basic weighted average common shares outstanding	106,568	112,784
Basic (Loss)/Earnings per Share	$(0.86)	$0.68

Diluted (Loss)/Earnings per Share:
Net (loss)/income to available common stockholders - basic	$(91,266)	$77,029
Interest expense on Convertible Senior Notes	—	3,909
Net (loss)/income available to common stockholders - diluted	$(91,266)	$80,938
Basic weighted average common shares outstanding	106,568	112,784
Effect of assumed conversion of Convertible Senior Notes to common shares	—	7,230
Diluted weighted average common shares outstanding (1)	106,568	120,014
Diluted (Loss)/Earnings per Share	$(0.86)	$0.67

(1)The Company had approximately 2.1 million equity instruments outstanding that were determined to be anti-dilutive and were excluded from the calculation of diluted EPS for the three months ended March 31, 2022.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $16.00. These equity instruments may continue to have a dilutive impact on future EPS.

During the three months ended March 31, 2022, the Convertible Senior Notes were determined to be anti-dilutive and were excluded from the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) is included in the denominator for the purpose of calculating diluted EPS. The Convertible Senior Notes may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 4.5 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At March 31, 2022, approximately 2.1 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 10, 2030.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of March 31, 2022 are designated to be settled in shares of the Company’s common stock.  The Company granted 603,485 and 621,281 RSUs during the three months ended March 31, 2022 and 2021, respectively. There were no RSUs forfeited during the three months ended March 31, 2022 and 2021. All RSUs outstanding at March 31, 2022 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain time-based and performance-based RSU awards, as a grant of stock at the time such awards are settled.  At March 31, 2022 and December 31, 2021, the Company had unrecognized compensation expense of $19.8 million and $12.3 million, respectively, related to RSUs.  The unrecognized compensation expense at March 31, 2022 is expected to be recognized over a weighted average period of 2.1 years.

Restricted Stock

The Company did not grant any shares of restricted common stock during the three months ended March 31, 2022 and 2021. At March 31, 2022, the Company did not have any unvested shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion.  Payments made on the Company’s outstanding dividend equivalent rights are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments associated with RSU awards of approximately $170,000 and $137,000 during the three months ended March 31, 2022 and 2021. In addition, no dividend equivalents rights awarded as separate instruments were granted during the three months ended March 31, 2022 and 2021.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In Thousands)	2022	2021
RSUs	$2,645	$1,688
Total	$2,645	$1,688

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
(In Thousands)	2022	2021
Non-employee directors	$(278)	$131
Total	$(278)	$131

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through March 31, 2022 and December 31, 2021 that had not been distributed and the Company’s associated liability for such deferrals at March 31, 2022 and December 31, 2021:

	March 31, 2022		December 31, 2021
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,743	$2,628	$2,687	$2,836
Total	$2,743	$2,628	$2,687	$2,836

(1)  Represents the cumulative amounts that were deferred by participants through March 31, 2022 and December 31, 2021, which had not been distributed through such respective date.

(c)  Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the three months ended March 31, 2022 and 2021, the Company recognized expenses for matching contributions of $316,000 and $125,000, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

Residential Whole Loans, at Fair Value

The Company determines the fair value of its residential whole loans held at fair value after considering valuations obtained from a third-party that specializes in providing valuations of residential mortgage loans. The valuation approach applied generally depends on whether the loan is considered performing or non-performing at the date the valuation is performed. For performing loans, estimates of fair value are derived using a discounted cash flow approach, where estimates of cash flows are determined from the scheduled payments, adjusted using forecasted prepayment, default and loss given default rates. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, the estimated value of the collateral, expected costs and estimated home price levels. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset. Indications of loan value such as actual trades, bids, offers and generic market color may be used in determining the appropriate discount yield. The Company’s residential whole loans held at fair value are generally classified as Level 3 in the fair value hierarchy; however, the Company determined that the market inputs used in valuing its Agency eligible investor loans were sufficiently observable to be classified as Level 2. $598.7 million of these loans were valued based on the observable prices of the related securitized debt as of March 31, 2022.

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
MARCH 31, 2022

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at March 31, 2022

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$991,633	$4,985,682	$5,977,315
Securities, at fair value	—	250,171	—	250,171
Total assets carried at fair value	$—	$1,241,804	$4,985,682	$6,227,486
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$563,860	$563,860
Agreements with mark-to-market collateral provisions	—	—	1,555,250	1,555,250
Securitized debt	—	1,685,796	—	1,685,796
Total liabilities carried at fair value	$—	$1,685,796	$2,119,110	$3,804,906

Fair Value at December 31, 2021

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$1,082,765	$4,222,584	$5,305,349
Securities, at fair value	—	256,685	—	256,685
Total assets carried at fair value	$—	$1,339,450	$4,222,584	$5,562,034
Liabilities:
Agreements with non-mark-to-market collateral provisions	—	—	628,280	628,280
Agreements with mark-to-market collateral provisions	$—	$—	$1,322,362	$1,322,362
Securitized debt	—	1,316,131	—	1,316,131
Total liabilities carried at fair value	$—	$1,316,131	$1,950,642	$3,266,773

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three months ended March 31, 2022 and 2021 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended March 31,
(In Thousands)	2022	2021
Balance at beginning of period	$4,222,583	$1,216,902
Purchases and originations (1)	1,114,043	—
Draws	61,340	—
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	(223,412)	32,088
Repayments	(202,084)	(25,571)
Sales and repurchases	(1,547)	—
Transfer to REO	(14,151)	(15,422)
Balance at end of period	$4,956,772	$1,207,997
(1) Excluded from the table above are approximately $28.9 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of March 31, 2022.

The following table presents additional information for the three months ended March 31, 2022 and 2021 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Three Months Ended March 31,
(In Thousands)	2022	2021
Balance at beginning of period	$628,280	$1,159,213
Issuances	—	—
Payment of principal	(63,165)	(117,695)
Changes in unrealized losses	(1,255)	(235)
Balance at end of period	$563,860	$1,041,283

The following table presents additional information for the three months ended March 31, 2022 and 2021 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Three Months Ended March 31,
(In Thousands)	2022	2021
Balance at beginning of period	$1,322,362	$1,124,162
Issuances	469,484	91,997
Payment of principal	(236,596)	(236,618)
Changes in unrealized losses	—	—
Balance at end of period	$1,555,250	$979,541

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of March 31, 2022 and December 31, 2021:

	March 31, 2022
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$653,523	Discounted cash flow	Discount rate	5.0%	2.4-9.7%
			Prepayment rate	11.8%	0.0-40.3%
			Default rate	3.7%	0.0-52.4%
			Loss severity	11.8%	0.0-100.0%

	$333,970	Liquidation model	Discount rate	7.9%	6.7-50.0%
			Annual change in home prices	9.6%	4.8-20.6%
			Liquidation timeline (in years)	1.8	0.1-4.5
			Current value of underlying properties (3)	$763	$28-$4,000
Total	$987,493

	December 31, 2021
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$720,766	Discounted cash flow	Discount rate	3.6%	1.5-9.8%
			Prepayment rate	14.4%	0.0-44.0%
			Default rate	3.9%	0.0-50.8%
			Loss severity	11.7%	0.0-100.0%

	$351,008	Liquidation model	Discount rate	8.0%	6.7-50.0%
			Annual change in home prices	9.7%	4.5-21.9%
			Liquidation timeline (in years)	1.7	0.1-4.5
			Current value of underlying properties (3)	$770	$10-$3,995
Total	$1,071,774

(1) Excludes approximately $301,000 and $496,000 of loans for which management considers the purchase price continues to reflect the fair value of such loans at March 31, 2022 and December 31, 2021, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $434,000 and $421,000 as of March 31, 2022 and December 31, 2021, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

	March 31, 2022
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Performing Loans	$3,956,992	Discounted cash flow	Discount rate	5.4%	3.1-31.6%
			Prepayment rate	13.3%	0.0-41.0%
			Default rate	0.5%	0.0-14.8%
			Loss severity	8.1%	0.0-42.0%

	$12,952	Liquidation model	Discount rate	7.0%	7.0-7.0%
			Annual change in home prices	10.7%	0.0-15.5%
			Liquidation timeline (in years)	1.9	0.8-4.2
			Current value of underlying properties	$1,590	$60-$3,470
Total	$3,969,944

(1) Amounts are weighted based on the fair value of the underlying loan.

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

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2022 and December 31, 2021:

	March 31, 2022	March 31, 2022		December 31, 2021
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Residential whole loans	3	$7,270,272	$7,324,320	$6,830,235	$6,983,686
Residential whole loans	2	991,633	991,633	1,082,765	1,082,765
Securities, at fair value	2	250,171	250,171	256,685	256,685
Cash and cash equivalents	1	410,939	410,939	304,696	304,696
Restricted cash	1	144,600	144,600	99,751	99,751
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	1,001,408	1,002,234	939,540	940,257
Financing agreements with mark-to-market collateral provisions	3	2,781,916	2,782,240	2,403,151	2,403,724
Financing agreements with mark-to-market collateral provisions	2	159,019	159,019	159,148	159,148
Securitized debt (2)	2	2,859,061	2,811,392	2,650,473	2,646,203
Convertible senior notes	2	226,807	231,758	226,470	239,292

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

(1)Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.
(2)Includes Securitized debt that is carried at amortized cost basis and fair value.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the three months ended March 31, 2022 and 2021, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $22.1 million and $20.1 million, respectively, at the time of foreclosure. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022
Loan Securitization Transactions

The following table summarizes the key details of the Company’s loan securitization transactions currently outstanding as of March 31, 2022 and December 31, 2021:

(Dollars in Thousands)	March 31, 2022		December 31, 2021
Aggregate unpaid principal balance of residential whole loans sold	$4,554,495		$3,984,355
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$4,181,681		$3,667,790
Outstanding amount of Senior Bonds, at carrying value	$1,173,265	(1)	$1,334,342	(1)
Outstanding amount of Senior Bonds, at fair value	$1,685,796		$1,316,131
Outstanding amount of Senior Bonds, total	$2,859,061		$2,650,473
Weighted average fixed rate for Senior Bonds issued	2.41%	(2)	2.01%	(2)
Weighted average contractual maturity of Senior Bonds	38 years	(2)	36 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$339,975		$283,930
Cash received	$4,193,362		$3,682,082
(1)Net of $5.6 million and $6.8 million of deferred financing costs at March 31, 2022 and December 31, 2021, respectively.
(2)At March 31, 2022 and December 31, 2021, $707.6 million and $329.0 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100 or 300 basis points or more at 36 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three months ended March 31, 2022, the Company issued Senior Bonds with a current face of $513.9 million to third-party investors for proceeds of $511.3 million, before offering costs and accrued interest. The Senior Bonds issued by the Company during the three months ended March 31, 2022 are included in “Financing agreements, at carrying value” (at carrying value) on the Company’s consolidated balance sheets (see Note 6).

As of March 31, 2022 and December 31, 2021, as a result of the transactions described above, securitized loans of approximately $3.2 billion and $3.0 billion are included in “Residential whole loans” and REO with a carrying value of approximately $36.3 million and $35.4 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of March 31, 2022 and December 31, 2021, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $2.9 billion and $2.7 billion, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Financing agreements on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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
MARCH 31, 2022
Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of March 31, 2022 and December 31, 2021 are a total of $8.3 billion and $7.9 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

15. Subsequent Events

Securitizations of Business Purpose Loans

Subsequent to quarter end, the Company completed two securitizations of business purpose loans, totaling $509.5 million, including its first securitization of approximately $250.0 million of Rehabilitation loans.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

In this Quarterly Report on Form 10-Q, we refer to MFA Financial, Inc. and its subsidiaries as “the Company,” “MFA,” “we,” “us,” or “our,” unless we specifically state otherwise or the context otherwise indicates.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Business/General

We are a specialty finance company that invests in and finances residential mortgage assets. We invest, on a leveraged basis, in residential whole loans, residential MBS, MSR-related assets and other real estate assets.  Through certain of our subsidiaries, we also originate and service business purpose loans for real estate investors. Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.  We are an internally-managed real estate investment trust.

At March 31, 2022, we had total assets of approximately $9.9 billion, of which $8.3 billion, or 83%, represented residential whole loans acquired through interests in certain trusts established to acquire the loans or originated by Lima One. Our Purchased Performing Loans, which as of March 31, 2022 comprised approximately 82% of our residential whole loans, include: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (or Agency eligible investor loans), and (v) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). In addition, at March 31, 2022, we had approximately $250.2 million in investments in Securities, at fair value, which represented approximately 3% of our total assets.  At such date, our Securities, at fair value included MSR-related assets and CRT securities. Our MSR-related assets include term notes whose cash flows are considered to be largely dependent on MSR collateral and loan participations to provide financing to mortgage originators that own MSRs. Our remaining investment-related assets, which represent approximately 4% of our total assets at March 31, 2022, were primarily comprised of REO, capital contributions made to loan origination partners, other interest-earning assets, and loan-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income and the market value of our assets, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive residential mortgage assets. Changes in these factors, or uncertainty in the market regarding the potential for changes in these factors, can result in significant changes in the value and/or performance of our investment portfolio. Further, our GAAP results may be impacted by market volatility, resulting in changes in market values of certain financial instruments for which changes in fair value are recorded in net income each period, such as certain residential whole loans and CRT securities. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense) and prepayment speeds, the behavior of which involves various risks and uncertainties. Interest rates and conditional prepayment rates (or CPRs) (which is an annualized measure of the amount of unscheduled principal prepayments on an asset as a percentage of the asset balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our financial results are impacted by estimates of credit losses that are required to be recorded when loans that are not accounted for at fair value through net income are acquired or originated, as well as changes in these credit loss estimates that will be required to be made periodically.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR reflects the conditional prepayment rate, which measures voluntary prepayments of a loan, and the conditional default rate (or CDR) measures involuntary prepayments resulting from defaults. CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended March 31, 2022, the average CPRs on certain of our loan portfolios were: 25.4% for Non-QM loans, 22.5% for Single-family rental loans, 18.0% for Purchased Credit Deteriorated loans, and 16.9% for Purchased Non-Performing loans.

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

Recent Market Conditions and Our Strategy

For all periods presented, all per share amounts and common shares outstanding have been adjusted on a retroactive basis to reflect the Company’s one-for-four reverse stock split which was effected following the close of business on April 4, 2022.

The first quarter of 2022 was an extremely challenging period for fixed income investors, and exceptionally so for mortgage investors, including us. The magnitude of rate sell-off, particularly in the short end of the yield curve, was the most dramatic witnessed in over 30 years, eclipsing even the rate increases in early 1994. We proactively addressed this challenge by taking steps to further hedge our exposure to interest rate risk, as well as bolster our cash position. Specifically, we added $1.5 billion in interest rate swaps and completed additional securitizations. While higher absolute rates and materially wider spreads on securitized mortgage assets pressured mortgage loan pricing, the additional risk management measures taken did mitigate the impact of the rate environment and resulted in a moderate book value decline for MFA.

First quarter 2022 Portfolio Activity and impact on financial results:

At March 31, 2022, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value was approximately $8.7 billion compared to $8.3 billion at December 31, 2021.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended March 31, 2022:

(In Millions)	December 31, 2021	Runoff (1)	Acquisitions (2)	Other (3)	March 31, 2022	Change
Residential whole loans and REO	$8,069	$(582)	$1,207	$(287)	$8,407	$338
Securities, at fair value	257	(1)	—	(6)	250	(7)
Totals	$8,326	$(583)	$1,207	$(293)	$8,657	$331

(1)    Primarily includes principal repayments and sales of REO.
(2)    Includes draws on previously originated Rehabilitation loans.
(3)    Primarily includes changes in fair value and changes in the allowance for credit losses.

At March 31, 2022, our total recorded investment in residential whole loans and REO was $8.4 billion, or 97.1% of our residential mortgage asset portfolio. Of this amount, $6.8 billion are Purchased Performing Loans, $496.9 million are Purchased Credit Deteriorated Loans and $987.8 million are Purchased Non-performing Loans. Loan acquisition activity of $1.2 billion for the three months ended March 31, 2022 included $617.4 million of Non-QM loans and $589.4 million of business purpose loans (including draws on Rehabilitation loans). For the three months ended March 31, 2022, we recognized approximately $99.5 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 4.94%, with Purchased Performing Loans generating an effective yield of 4.18%, Purchased Credit Deteriorated Loans generating an effective yield of 6.79% and Purchased Non-performing Loans generating an effective yield of 9.82%. All of our Purchased Non-performing Loans and certain of our Purchased Performing Loans are measured at fair value as a result of the election of the fair value option at acquisition. Included in earnings in Other income, net are net losses on these loans of $288.4 million for the three months ended March 31, 2022. At March 31, 2022 and December 31, 2021, we had REO with an aggregate carrying value of $145.6 million and $156.2 million, respectively, which is included in Other assets on our consolidated balance sheets.

At March 31, 2022, our Securities, at fair value totaled $250.2 million and included $153.8 million of MSR-related assets and $96.4 million of CRT securities. The net yield on our Securities, at fair value was 10.13% for the three months ended March 31, 2022, compared to 22.25% for the three months ended March 31, 2021. The decrease in the net yield on our Securities, at fair value portfolio primarily reflects accretion income of approximately $8.1 million recognized during the three months ended March 31, 2021 due to the redemption of a Non-Agency MBS that had been previously purchased at a discount.

For the three months ended March 31, 2021, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $3.5 million. The reversal for the period primarily reflects run-off of loans held at carrying value and adjustments to certain macroeconomic and loan prepayment speed assumptions used in our credit loss forecasts. The total allowance for credit losses recorded on residential whole loans held at carrying value at March 31, 2022 was $35.5 million. In addition, as of March 31, 2022, CECL reserves for credit losses totaling approximately $156,000 were recorded related to undrawn commitments on loans held at carrying value.

During the first quarter of 2022, we continued to execute on our strategy of entering into more durable forms of financing by completing two securitizations consisting of $570.1 million of residential whole loans. Subsequent to the end of the first quarter, we have completed two securitizations of business purpose loans, totaling $509.5 million, including our first securitization of approximately $250.0 million of Rehabilitation loans. During the first quarter of 2022, interest rates rose rapidly and credit spreads widened, impacting the values of the majority of our residential whole loan portfolios and associated financing liabilities and hedges, which resulted in significant mark to market losses in our GAAP financial results. Market observers are increasingly scrutinizing the pace at which the Federal Reserve will increase interest rates during the remainder of 2022 and the impact such rate increases will have on levels of inflation and the overall economic environment.

Our GAAP book value per common share was $17.84 as of March 31, 2022. Book value per common share decreased from $19.12 as of December 31, 2021. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains on our residential whole loans and securitized debt held at carrying value, was $18.81 as of March 31, 2022, a decrease from $20.58 as of December 31, 2021. Decreases in GAAP and Economic book value during the first quarter of 2022 primarily reflect declines in the fair value of our Residential whole loan portfolios due to increased interest rates and widening spreads. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to page 72 under the heading “Economic Book Value.”

Information About Our Assets

The table below presents certain information about our asset allocation at March 31, 2022:

ASSET ALLOCATION

(Dollars in Millions)	Purchased Performing Loans (1)		Purchased Credit Deteriorated Loans (2)		Purchased Non-Performing Loans		Securities, at fair value		Real Estate Owned		Other, net (3)	Total
Fair Value/Carrying Value	$6,777		$497		$988		$250		$146		$1,049	$9,707
Payable for Unsettled Purchases	(29)		—		—		—		—		(300)	(329)
Financing Agreements with Non-mark-to-market Collateral Provisions	(668)		(118)		(203)		—		(12)		—	(1,001)
Financing Agreements with Mark-to-market Collateral Provisions	(2,528)		(105)		(136)		(159)		(13)		—	(2,941)
Securitized Debt	(2,353)		(184)		(301)		—		(21)		—	(2,859)
Convertible Senior Notes	—		—		—		—		—		(228)	(228)
Net Equity Allocated	$1,199		$90		$348		$91		$100		$521	$2,349
Debt/Net Equity Ratio (4)	4.7	x	4.5	x	1.8	x	1.7	x	0.5	x		3.1	x

(1)Includes $3.6 billion of Non-QM loans, $885.2 million of Rehabilitation loans, $1.2 billion of Single-family rental loans, $98.2 million of Seasoned performing loans, and $1.0 billion of Agency eligible investor loans. At March 31, 2022, the total fair value of these loans is estimated to be approximately $6.7 billion.
(2)At March 31, 2022, the total fair value of these loans is estimated to be approximately $566.3 million.
(3)Includes $410.9 million of cash and cash equivalents, $144.6 million of restricted cash, and $70.8 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(4)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements noted above as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at March 31, 2022. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Purchased Performing Loans (1)(2)	Purchased Credit Deteriorated Loans (3)	Purchased Non-Performing Loans
Amount due:
Within one year	$477,566	$1,225	$3,425
After one year:
Over one to five years	461,675	2,859	4,406
Over five years	5,822,968	514,366	979,963
Total due after one year	$6,284,643	$517,225	$984,369
Total residential whole loans	$6,762,209	$518,450	$987,794

(1)Excludes an allowance for credit losses of $13.9 million at March 31, 2022.
(2)Excluded from the table above are approximately $28.9 million of Purchased Performing Loans for which the closing of the purchase transaction had not occurred as of March 31, 2022.
(3)Excludes an allowance for credit losses of $21.6 million at March 31, 2022.

The following table presents, at March 31, 2022, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)(3)	Purchased Credit Deteriorated Loans (1)(4)	Purchased Non-Performing Loans (1)
Interest rates:
Fixed	$4,795,094	$433,000	$777,478
Adjustable	1,489,549	84,225	206,891
Total	$6,284,643	$517,225	$984,369

(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of March 31, 2022.
(2)Excludes an allowance for credit losses of $13.9 million at March 31, 2022.
(3)Excluded from the table above are approximately $28.9 million of Purchased Performing Loans for which the closing of the purchase transaction had not occurred as of March 31, 2022.
(4)Excludes an allowance for credit losses of $21.6 million at March 31, 2022.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at March 31, 2022 and December 31, 2021:

(Dollars in Thousands)	March 31, 2022	December 31, 2021
MSR-Related Assets
Face/Par	$154,350	$154,350
Fair Value	153,771	153,771
Amortized Cost	123,333	121,376
Weighted average yield (1)	10.22%	10.30%
Weighted average time to maturity	1.4 years	1.7 years

CRT Securities
Face/Par	$98,172	$99,999
Fair Value	96,400	102,914
Amortized Cost	86,082	86,643
Weighted average yield (1)	9.23%	10.52%
Weighted average time to maturity	18.1 Years	18.5 years

(1)Weighted average yield is annualized interest income divided by average amortized cost for Securities, at fair value held at March 31, 2022 and December 31, 2021.

Tax Considerations

Current period estimated taxable income

We estimate that for the three months ended March 31, 2022, our REIT taxable income was approximately $12.8 million.

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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for the three months ended March 31, 2022, our gross TRS taxable loss will be $7.9 million and that we will not utilize any of our net operating loss; resulting in a net TRS taxable loss of $7.9 million. Net income generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS.

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

On October 27, 2021, FHFA announced that it is seeking comment on a proposed rulemaking that would introduce additional public disclosure requirements for the Enterprise Regulatory Capital Framework (or ERCF) for Fannie Mae and Freddie Mac. As proposed, the rule would implement quarterly quantitative and qualitative disclosure requirements for Fannie Mae and Freddie Mac related to regulatory capital instruments, risk-weighted assets calculated under the ERCF’s standardized approach, and risk management policies and procedures. This notice of proposed rulemaking suggests the potential for enhanced regulation and reporting obligations in the mortgage and securitization industries, which in turn may further increase the economic and compliance costs for participants in the mortgage and securitization industries, including us. On February 25, 2022, FHFA announced its final rule amending the ERCF by refining the prescribed leverage buffer amount (leverage buffer) and risk-based capital treatment of retained CRT exposures for Fannie Mae and Freddie Mac (or the enterprises). The final rule largely tracks the proposed rule. Among other things, the final rule will replace the fixed leverage buffer equal to 1.5% of an enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of the enterprise’s stability capital buffer; replace the prudential floor of 10% on the risk weight assigned to any retained CRT exposure with a prudential floor of 5% on the risk weight assigned to any retained CRT exposure; and remove the requirement that an enterprise must apply an overall effectiveness adjustment to its retained CRT exposures. The final rule will go into effect on May 16, 2022.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (or CARES Act) was signed into law. Among the provisions in this wide-ranging law are protections for homeowners experiencing financial difficulties due to COVID-19, including forbearance provisions and procedures. Borrowers with federally backed mortgage loans, regardless of delinquency status, may request loan forbearance for a six-month period, with the option to extend forbearance for another six-month period if necessary. Although the initial deadline to request forbearance on federally backed loans was set to expire under the CARES Act on December 31, 2020, the FHFA and CFPB have announced extensions for several measures to align COVID-19 mortgage relief policies across the federal government, including additional three-month extensions of COVID-19 forbearance or payment deferral options for certain borrowers. Federally backed mortgage loans are loans secured by first- or subordinate-liens on 1-4 family residential real property, including individual units of condominiums and cooperatives, which are insured or guaranteed pursuant to certain government housing programs, such as by the Federal Housing Administration (or FHA), or U.S. Department of Agriculture, or are purchased or securitized by Fannie Mae or Freddie Mac. The CARES Act also included a temporary 60-day foreclosure moratorium that applies to federally backed mortgage loans, which lasted until July 24, 2020. However, the foreclosure moratorium was extended several times to July 31, 2021 and the forbearance enrollment window was extended through September 30, 2021 by Department of Housing and Urban Development, Department of Veterans Affairs, the Department of Agriculture and FHFA, which includes mortgages backed by Fannie Mae and Freddie Mac. Although the federal foreclosure moratorium expired on July 31, 2021, various states and local jurisdictions also imposed foreclosure moratoriums, some of which may continue to be in effect after the federal moratorium expires. In February 2022, FHA issued a mortgagee letter clarifying the extension of deadlines for the first legal action and reasonable diligence time frame for FHA-insured single family mortgages and home equity conversion mortgages (or HECM) as the later of (i) 180 days from expiration of the foreclosure moratorium for FHA-insured Single Family Mortgages and (ii) the expiration of the borrower’s COVID-19 forbearance of the HECM COVID-19 extension period. Some of those extended deadlines may adversely affect cash flow on mortgage loans.

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

On September 1, 2020, the Centers for Disease Control and Prevention (or CDC) issued an order effective September 4, 2020 through December 31, 2020 temporarily halting residential evictions to prevent the further spread of COVID-19. The Second Stimulus extended the order to January 31, 2021 and on January 20, 2021, President Biden signed an executive order that, among other things, further extended the temporary eviction moratorium promulgated by the CDC through March 31, 2021. The CDC order was further extended through July 31, 2021, and on August 3, 2021, it was further extended through October 3, 2021, to those U.S. counties experiencing substantial and high spread of the COVID-19 as of such date (which includes a significant majority of the counties in the United States). However, on August 26, 2021, the U.S. Supreme Court declared the order unconstitutional, and so it is no longer in effect. The Court’s ruling does not affect or preclude state and local jurisdictions from issuing orders stopping or limiting evictions and foreclosures in an effort to lessen the financial burden created by COVID-19 in their jurisdictions. Any such limitations could adversely impact the cash flow on mortgage loans.

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

Results of Operations

Quarter Ended March 31, 2022 Compared to the Quarter Ended March 31, 2021

General

For the first quarter of 2022, we had a net loss available to our common stock and participating securities of $91.1 million, or $(0.86) per basic and diluted common share, compared to net income available to common stock and participating securities of $77.3 million, or $0.68 per basic common share and $0.67 per diluted common share, for the first quarter of 2021. This decrease in net income available to common stock and participating securities reflects lower Other income, primarily due to mark to market losses on residential whole loans that are measured at fair value through earnings. For the first quarter of 2022, the net loss on these loans totaled $288.4 million, compared to net gains of $31.5 million in the prior year period. The current quarter losses on the loan portfolio, were partially offset by gains on derivatives used for risk management purposes as well as unrealized gains on securitized debt measured at fair value through earnings totaling $158.2 million. In addition, these net losses on portfolio investments were also partially offset by higher net REO related gains and Origination, Servicing and Other Fee income at Lima One. While Other income was significantly lower in the first quarter of 2022 than in the period year period and resulted in the overall net loss, net interest income was higher in the first quarter of 2022, primarily reflecting growth in our residential whole loan investments. The net reversal of the Provision for Credit Losses on Residential Whole Loans held at carrying value was lower in the first quarter than in the prior year period. The larger prior year reversal reflects a greater impact of adjustments to macro-economic assumptions consistent with revised economic forecasts as the U.S. economy continued to recover from the impact of the COVID-19 pandemic. Finally, Operating and other expenses were higher in the first quarter of 2022, compared to the prior year period, as they primarily reflect operating expenses of Lima One as well as amortization of Intangible Assets associated with the Lima One acquisition. The prior year period did not include any expenses related to Lima One.

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

For the first quarter of 2022, our net interest spread and margin were 1.96% and 2.63%, respectively, compared to a net interest spread and margin of 2.31% and 3.29%, respectively, for the first quarter of 2021. Our net interest income increased by $12.1 million, or 23.7%, to $63.1 million for the first quarter of 2022 compared to net interest income of $51.0 million for the first quarter of 2021. For the first quarter of 2022, net interest income includes higher net interest income from our residential whole loan portfolio of approximately $21.1 million compared to the first quarter of 2021, primarily due to higher average amounts invested in these assets. Net interest income also includes lower net interest income from our Securities, at fair value portfolio for the first quarter of 2022 of approximately $10.8 million compared to the first quarter of 2021, primarily due to higher accretion income recognized in the prior year quarter due to the impact of the redemption of a Non-Agency MBS that was purchased at a discount.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2022 and 2021. Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown. The yields and costs include premium amortization and purchase discount accretion, which are considered adjustments to interest rates.

	Three Months Ended March 31, 2022
	2022			2021
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,047,777	$99,466	4.94%	$5,127,336	$64,538	5.03%
Securities, at fair value (2)	208,312	5,275	10.13	295,830	16,459	22.25
Cash and cash equivalents (3)	443,339	102	0.09	775,172	54	0.03
Other interest-earning assets	61,447	1,506	9.80	—	—	—
Total interest-earning assets	8,760,875	106,349	4.86	6,198,338	81,051	5.23

Liabilities and stockholders’ equity:
Interest-bearing liabilities:
Collateralized financing agreements (4)	$3,919,686	$24,416	2.49%	$2,360,566	$17,868	3.03%
Securitized debt (5)	2,582,548	14,949	2.32	1,524,275	8,182	2.15
Convertible Senior Notes	226,586	3,931	6.94	225,285	3,909	6.94
Senior Notes	—	—	—	4,444	111	8.31
Total interest-bearing liabilities	6,728,820	43,296	2.57	4,114,570	30,070	2.92
Net interest income/net interest rate spread (6)		63,053	2.29		50,981	2.31
Less net Swap expense		5,528	0.33		—	—
Net interest rate spread (including the impact of Swaps)		$57,525	1.96%		$50,981	2.31%
Net interest-earning assets/net interest margin (7)	$2,032,055		2.63%	$2,083,768		3.29%

(1)Yields presented throughout this Quarterly Report on Form 10-Q are calculated using average amortized cost data for residential whole loans and securities, which excludes unrealized gains and losses. For GAAP reporting purposes, purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.
(2)The net yield of 22.25% for the quarter ended March 31, 2021 includes $8.1 million of accretion recognized on the redemption of a Non-Agency MBS that was purchased at a discount. Excluding this accretion, the yield reported would have been 11.26%.
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
(7)Net interest margin reflects annualized net interest income (including net swap expense) divided by average interest-earning assets.

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

	Three Months Ended March 31, 2022
	Compared to
	Three Months Ended March 31, 2021
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$36,101	$(1,173)	$34,928
Securities, at fair value	(3,936)	(7,248)	(11,184)
Cash and cash equivalents	(33)	81	48
Other interest-earning assets	1,506	—	1,506
Total net change in income of interest-earning assets	$33,638	$(8,340)	$25,298

Interest-bearing liabilities:
Residential whole loan financing agreements	$10,627	$(3,752)	$6,875
Securities, at fair value repurchase agreements	(233)	(143)	(376)
REO financing agreements	63	(14)	49
Securitized debt	6,075	692	6,767
Convertible Senior Notes and Senior Notes	(70)	(19)	(89)
Total net change in expense of interest-bearing liabilities	$16,462	$(3,236)	$13,226
Net change in net interest income	$17,176	$(5,104)	$12,072

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
March 31, 2022	1.96%	2.63%
December 31, 2021	2.93	3.56
September 30, 2021	2.98	3.70
June 30, 2021	3.02	3.86
March 31, 2021	2.31	3.29

(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds(including net swap expense).
(2)Reflects annualized net interest income (including net swap expense) divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans, for the quarterly periods presented:

	Quarter Ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021

Purchased Performing Loans
Net Yield (1)	4.18%	4.12%	4.56%	4.45%	4.41%
Cost of Funding (2)	2.74%	2.24%	2.14%	2.09%	2.46%
Net Interest Spread	1.44%	1.88%	2.42%	2.36%	1.95%

Purchased Credit Deteriorated Loans
Net Yield (1)	6.79%	7.15%	7.08%	7.17%	5.00%
Cost of Funding (2)	2.88%	2.32%	2.18%	2.39%	2.86%
Net Interest Spread	3.91%	4.83%	4.90%	4.78%	2.14%

Purchased Non-Performing Loans
Net Yield (1)	9.82%	9.83%	8.81%	7.98%	7.13%
Cost of Funding (2)	3.09%	2.53%	2.43%	2.71%	3.41%
Net Interest Spread	6.73%	7.30%	6.38%	5.27%	3.72%

Total Residential Whole Loans
Net Yield (1)	4.94%	5.08%	5.52%	5.48%	5.03%
Cost of Funding (2)	2.79%	2.28%	2.20%	2.25%	2.70%
Net Interest Spread	2.15%	2.80%	3.32%	3.23%	2.33%

(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of repurchase agreements, agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above for the quarterly periods ended March 31, 2022 and December 31, 2021 includes the impact of the net carrying cost (the amount by which swap interest expense paid exceeds swap interest income received) on our Swaps. While we have not elected hedge accounting treatment for Swaps and accordingly the net carrying cost is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate the net carrying cost to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the quarter ended March 31, 2022, this increased the overall funding cost by 35 basis points for our Residential whole loans, 33 basis points for our Purchased Performing Loans, 56 basis points for our Purchased Credit Deteriorated Loans, and 39 basis points for our Purchased Non-Performing Loans. For the quarter ended December 31, 2021, this increased the overall funding cost by 5 basis points for our

Residential whole loans, 5 basis points for our Purchased Performing Loans, 9 basis points for our Purchased Credit Deteriorated Loans, and 2 basis points for our Purchased Non-Performing Loans.

The following table presents the components of the net interest spread earned on our residential mortgage securities and MSR-related assets for the quarterly periods presented:

	Securities, at fair value
Quarter Ended	Net Yield (1)(2)	Cost of Funding (3)	Net Interest Rate Spread
March 31, 2022	10.13%	1.72%	8.41%
December 31, 2021	26.28	1.50	24.78
September 30, 2021	18.78	1.61	17.17
June 30, 2021	24.57	1.81	22.76
March 31, 2021	22.25	2.02	20.23

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
(3)Reflects annualized interest expense divided by average balance of repurchase agreements..

Interest Income

Interest income on our residential whole loans increased by $34.9 million, or 54.1%, for the first quarter of 2022, to $99.5 million compared to $64.5 million for the first quarter of 2021. This increase primarily reflects a $2.9 billion increase in the average balance of this portfolio to $8.0 billion for the first quarter of 2022, partially offset by a decrease in the yield to 4.94% for the first quarter of 2022 from 5.03% for the first quarter of 2021.

Interest income on our securities, at fair value portfolio decreased $11.2 million to $5.3 million for the first quarter of 2022 from $16.5 million for the first quarter of 2021. This decrease primarily reflects a decrease in the net yield on our Securities, at fair value to 10.13% for the first quarter of 2022, compared to 22.25% for the first quarter of 2021 and a decrease in the average amortized cost of the portfolio of $87.5 million. The decrease in the net yield on our Securities, at fair value portfolio primarily reflects higher accretion income recognized in the prior year quarter due to the impact of the redemption of a Non-Agency MBS that had been previously purchased at a discount.

Interest Expense

Our interest expense for the first quarter of 2022 increased by $13.2 million, or 44.0%, to $43.3 million, from $30.1 million for the first quarter of 2021. This increase primarily reflects an increase in our average collateralized financing agreement borrowings to finance our residential mortgage asset portfolio, partially offset by a decrease in financing rates on our financing agreements.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the first quarter of 2022, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $3.5 million (which includes a reversal of provision for credit losses on undrawn commitments of $48,000) compared to a reversal of provision of $22.8 million for the first quarter of 2021. The reversal recorded in both the current and prior periods primarily reflects run-off of loans held at carrying value and adjustments to certain macroeconomic and loan prepayment speed assumptions used in our credit loss forecasts. The larger prior year reversal reflects a greater impact of adjustments to macro-economic assumptions consistent with revised economic forecasts as the U.S economy continued to recover from the impact of the COVID-19 pandemic. With respect to our residential whole loans held at carrying value, CECL requires that reserves for credit losses are estimated at the reporting date based on expected cash flows over the life of the loan or financial instrument, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions.

Other (Loss)/Income, net

For the first quarter of 2022, Other Loss, net was $107.5 million, compared to Other Income, net of $34.3 million for the first quarter of 2021.  The components of Other (Loss)/Income, net for the first quarter of 2022 and 2021 are summarized in the table below:

	Quarter Ended March 31,
(In Thousands)	2022	2021
Net mark-to-market and other net (loss)/gain on residential whole loans measured at fair value	$(288,375)	$31,490
Net gains on derivatives used for risk management purposes	94,101	—
Net mark-to-market on Securitized debt measured at fair value	64,117	(1,011)
Net gain on real estate owned	8,732	2,440
Lima One - origination, servicing and other fee income	14,494	—
Other, net	(585)	1,400
Total Other (Loss)/Income, net	$(107,516)	$34,319

Operating and Other Expense

For the first quarter of 2022, we had compensation and benefits and other general and administrative expenses of $28.3 million, compared to $15.2 million for the first quarter of 2021. Compensation and benefits expense increased $11.1 million to $19.6 million for the first quarter of 2022, compared to $8.4 million for the first quarter of 2021, primarily reflecting the impact of including Lima One compensation expense in our financial results and an increase in annual bonus and long term incentive compensation for the first quarter of 2022. Lima One’s compensation expense includes commissions paid to employees, which are subject to variability based on their volume of loan originations, where the commission rate generally increases over the course of the calendar year as origination thresholds are met. Our other general and administrative expenses increased by $1.9 million to $8.7 million for the first quarter of 2022, compared to $6.8 million for the first quarter of 2021, primarily reflecting the impact of including Lima One expenses in our financial results and increased information technology costs, partially offset by lower costs associated with deferred compensation to Directors in the current period, which were impacted by changes in our stock price.

Operating and Other Expense for the first quarter of 2022 also includes $10.4 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $3.1 million, or 42.5%, primarily due to higher expenses recognized related to loan securitization activities, partially offset by lower servicing fees and non-recoverable advances on our REO portfolio.

In addition, Other expenses for the first quarter of 2022 also includes $3.3 million of amortization related to intangible assets recognized as part of the purchase accounting for the Lima One acquisition.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
March 31, 2022	(3.89)%	(13.31)%	(0.51)	26.63%	3.1	1.9
December 31, 2021	1.67	6.84	1.38	30.00	2.5	1.5
September 30, 2021	6.64	20.48	0.36	34.55	2.2	1.4
June 30, 2021	3.46	10.57	0.77	37.28	1.8	1.0
March 31, 2021	4.55	13.54	0.44	37.21	1.6	1.0

(1)Reflects annualized net income available to common stock and participating securities divided by average total assets.
(2)Reflects annualized net income divided by average total stockholders’ equity.
(3)Reflects dividends declared per share of common stock divided by earnings per share.
(4)Reflects total average stockholders’ equity divided by total average assets.
(5)Represents the sum of our borrowings under financing agreements and payable for unsettled purchases divided by stockholders’ equity.
(6)Represents the sum of our borrowings under financing agreements (excluding securitized debt) and payable for unsettled purchases divided by stockholders’ equity.

Reconciliation of GAAP and Non-GAAP Financial Measures

Reconciliation of GAAP Net Income to non-GAAP Distributable Earnings

“Distributable earnings” is a non-GAAP financial measure of our operating performance, within the meaning of Regulation G and Item 10(e) of Regulation S-K, as promulgated by the Securities and Exchange Commission. Distributable earnings is determined by adjusting GAAP net income/(loss) by removing certain unrealized gains and losses, primarily on residential mortgage investments, associated debt, and hedges that are, in each case, accounted for at fair value through earnings, as well as certain non-cash expenses and securitization-related transaction costs. Management believes that the adjustments made to GAAP earnings result in the removal of (i) income or expenses that are driven by changes in market valuations and are not reflective of the longer term performance of our investment portfolio, (ii) certain non-cash expenses, and (iii) expense items required to be recognized solely due to the election of the fair value option on certain related residential mortgage assets and associated liabilities. Distributable earnings is one of the factors that our Board of Directors considers when evaluating distributions to our shareholders. Accordingly, we believe that the adjustments to compute Distributable earnings specified below provide investors and analysts with additional information to evaluate our financial results.

Distributable earnings should be used in conjunction with results presented in accordance with GAAP. Distributable earnings does not represent and should not be considered as a substitute for net income or cash flows from operating activities, each as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of our GAAP net (loss)/income used in the calculation of basic EPS to our non-GAAP Distributable earnings for the quarterly periods below:

	Quarter Ended
(In Thousands, Except Per Share Amounts)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
GAAP Net (loss)/income used in the calculation of basic EPS	$(91,266)	$35,734	$123,858	$58,290	$77,029

Adjustments:
Unrealized gains and losses on:
Residential whole loans held at fair value	287,935	42,564	(20,494)	(6,226)	(32,088)
Securities held at fair value	2,934	364	(494)	(1,374)	(100)
Interest rate swaps	(80,753)	(71)	—	—	—
Securitized debt held at fair value	(62,855)	(6,137)	(857)	232	(7,629)
Investments in loan origination partners	780	(23,956)	(48,933)	—	—
Expense items:
Amortization of intangible assets	3,300	3,300	3,300	—	—
Equity based compensation	2,645	2,306	2,306	2,744	1,688
Deferred taxes	—	—	—	—	—
Securitization-related transaction costs	3,233	5,178	—	—	2
Total adjustments	157,219	23,548	(65,172)	(4,624)	(38,127)
Distributable earnings	$65,953	$59,282	$58,686	$53,666	$38,902

GAAP (loss)/earnings per basic common share	$(0.86)	$0.33	$1.12	$0.53	$0.68
Distributable earnings per basic common share	$0.62	$0.54	$0.53	$0.49	$0.34
Weighted average common shares for basic earnings per share	106,568	109,468	110,222	110,383	112,784

Selected Financial Ratios (using Distributable earnings)

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)		Return on Average Total Stockholders’ Equity (2)		Dividend Payout Ratio (3)
March 31, 2022	2.82%	0	11.90%	0	0.71
December 31, 2021	2.76		10.46		0.81
September 30, 2021	3.13		10.34		0.75
June 30, 2021	3.17		9.80		0.82
March 31, 2021	2.29		7.46		0.88

(1)Reflects annualized Distributable earnings divided by average total assets.
(2)Reflects annualized Distributable earnings before preferred dividends divided by average total stockholders’ equity.
(3)Reflects dividends declared per share of common stock divided by Distributable earnings per share.

Reconciliation of GAAP Book Value per Common Share to non-GAAP Economic Book Value per Common Share

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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
GAAP Total Stockholders’ Equity	$2,349.0	$2,542.8	$2,601.1	$2,526.5	$2,542.3
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	1,874.0	2,067.8	2,126.1	2,051.5	2,067.3
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	54.0	153.5	198.8	206.2	203.0
Fair value adjustment to Securitized debt, at carrying value (1)	47.7	4.3	(8.0)	(8.9)	(3.6)

Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value) (1)	$1,975.7	$2,225.6	$2,316.9	$2,248.8	$2,266.7

GAAP book value per common share	$17.84	$19.12	$19.29	$18.62	$18.54
Economic book value per common share (1)	$18.81	$20.58	$21.02	$20.41	$20.32
Number of shares of common stock outstanding	105.0	108.1	110.2	110.2	111.5

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at March 31, 2022, we had approximately 2.0 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement. During the three months ended March 31, 2022, we issued 32,460 shares of common stock through our DRSPP, raising net proceeds of approximately $594,000. During the three months ended March 31, 2022, we did not sell any shares of common stock through our at-the-market equity offering program.

During the three months ended March 31, 2022, we repurchased 3,195,769 shares of our common stock through the stock repurchase program at an average cost of $17.15 per share and a total cost of approximately $54.7 million, net of fees and commissions paid to the sales agents of approximately $128,000. Through April, 29, 2022, we repurchased an additional 2.8 million shares at an average price of $14.48, leaving $209.7 million outstanding for future repurchases under the repurchase program.

Financing agreements

Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of March 31, 2022, we had $2.9 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $3.9 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance.

With respect to margin maintenance requirements for agreements secured by harder to value assets, such as residential whole loans, Non-Agency MBS and MSR-related assets, margin calls are typically determined by our counterparties based on their assessment of changes in the fair value of the underlying collateral and in accordance with the agreed upon haircuts specified in the transaction confirmation with the counterparty.  We address margin call requests in accordance with the required terms specified in the applicable agreement and such requests are typically satisfied by posting additional cash or collateral on the same business day. We review margin calls made by counterparties and assess them for reasonableness by comparing the counterparty valuation against our valuation determination. When we believe that a margin call is unnecessary because our assessment of collateral value differs from the counterparty valuation, we typically hold discussions with the counterparty and are able to resolve the matter. If this is not successful, we will look to resolve the dispute based on the remedies available to us under the terms of the repurchase agreement, which in some instances may include the engagement of a third-party to review collateral valuations. For certain other agreements that do not include such provisions, we could resolve the matter by substituting collateral as permitted in accordance with the agreement or otherwise request the counterparty to return the collateral in exchange for cash to unwind the financing. For additional information regarding our various types of financing arrangements, including those with non-mark-to-market terms and the haircuts for those agreements with mark-to-market collateral provisions, see Note 6 to the consolidated financial statements, included under Item 1 of this Quarterly Report on Form 10-Q.

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

At March 31, 2022, we had a total of $5.2 billion of residential whole loans and securities and $13.2 million of restricted cash pledged to our financing counterparties. At March 31, 2022, we had access to various sources of liquidity, including $410.9 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at March 31, 2022, we had $62.4 million of unencumbered residential whole loans. Further, we believe that we have unused capacity in certain borrowing lines, given that the amount currently borrowed is less than the maximum advance rate permitted by the facility. This unused capacity serves to act as a buffer against potential margin calls on certain pledged assets in the event that asset prices do not decline by more than a specified amount.

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
March 31, 2022	$3,920,895	$3,942,343	$4,138,377	$2,555,241	$2,859,061	$2,859,061
December 31, 2021	3,313,641	3,501,839	3,501,839	2,302,990	2,650,473	2,650,473
September 30, 2021	2,516,940	3,278,941	3,278,941	2,008,639	2,045,729	2,137,773
June 30, 2021	2,063,852	2,156,598	2,156,598	1,778,909	2,046,381	2,046,381
March 31, 2021	2,362,791	2,221,570	2,443,149	1,535,995	1,548,920	1,602,148

(1)The information presented in the table above excludes $230.0 million of Convertible Senior Notes issued in June 2019 and $100.0 million of Senior Notes issued in April 2012. The outstanding balance of the Convertible Senior Notes have been unchanged since issuance. During the first quarter of 2021, we redeemed all of our outstanding Senior Notes.

Cash Flows and Liquidity for the Three Months Ended March 31, 2022

Our cash, cash equivalents and restricted cash increased by $151.1 million during the three months ended March 31, 2022, reflecting:  $583.5 million used in our investing activities, $601.0 million provided by our financing activities and $133.6 million provided by our operating activities.

At March 31, 2022, our debt-to-equity multiple was 3.1 times compared to 2.5 times at December 31, 2021. At March 31, 2022, we had borrowings under collateralized financing agreements of $3.9 billion, of which $3.8 billion were secured by residential whole loans, $159.0 million were secured by securities and $24.7 million were secured by REO. In addition, at March 31, 2022, we had securitized debt of $2.9 billion in connection with our loan securitization transactions. At December 31, 2021, we had borrowings under collateralized financing agreements of $3.5 billion, of which $3.3 billion were secured by residential whole loans, $159.1 million were secured by securities and $23.0 million were secured by REO. In addition, at December 31, 2021, we had securitized debt of $2.7 billion in connection with our loan securitization transactions.

During the three months ended March 31, 2022, $583.5 million was used in our investing activities.  We utilized $1.2 billion for acquisitions of residential whole loans, loan related investments and capitalized advances. During the three months ended March 31, 2022, we received $567.1 million of principal payments on residential whole loans and loan related investments and $41.3 million of proceeds on sales of REO.  In addition, during the three months ended March 31, 2022, we received cash of $1.5 million from prepayments and scheduled amortization on our securities.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
March 31, 2022	$—	$40,834	$40,834	$346	$(40,488)
December 31, 2021	—	14,446	14,446	2,000	(12,446)
September 30, 2021	—	—	—	2,500	2,500
June 30, 2021	—	3,433	3,433	—	(3,433)
March 31, 2021	—	—	—	—	—

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of March 31, 2022.

During the three months ended March 31, 2022, we paid $47.2 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $8.2 million on our preferred stock. On March 11, 2022, we declared our first quarter 2022 dividend on our common stock of $0.11 per share (based on the number of shares held by stockholders at the record date for such dividend (March 22, 2022) and before giving effect to the Company’s 1-for-4 reverse stock split effected on April 4, 2022). On April 29, 2022, we paid this dividend, which totaled approximately $46.4 million, including dividend equivalents of approximately $141,000.

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
The fair value of our non-performing residential whole loans is typically dependent on the value of the underlying real estate collateral and the time required for collateral liquidation. Since neither the value of the collateral nor the liquidation timeline is generally sensitive to interest rates, we believe their fair value exhibits little sensitivity to interest rates. We estimate the duration of our non-performing residential whole loans using management’s assumptions.

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
Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps and short positions in TBA securities (if any), over the next 12 months based on the assets in our investment portfolio at March 31, 2022. All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at March 31, 2022.

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Securitized and Other Fixed Rate Debt	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$9,081,370	$286,899	$9,368,269	$(141,753)	2.72%	(1.49)%
+ 50 Basis Point Increase	$9,261,073	$187,882	$9,448,955	$(61,067)	1.52%	(0.64)%
Actual at March 31, 2022	$9,420,561	$89,461	$9,510,022	$—	—%	—%
- 50 Basis Point Decrease	$9,559,831	$(8,360)	$9,551,471	$41,449	(0.97)%	0.44%
-100 Basis Point Decrease	$9,678,886	$(105,584)	$9,573,302	$63,280	(3.16)%	0.67%

(1)Such assets include residential whole loans and REO, CRT securities, MSR-related assets, cash and cash equivalents and restricted cash.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2022. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio. Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing. At March 31, 2022, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on assets purchased at a premium and discount accretion on assets purchased at a discount and in the reinvestment of principal repayments in lower yielding assets. As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At March 31, 2022, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 1.09 which is the weighted average of 3.56 for our Residential whole loans, 0.08 for our Securities investments, (3.39) for our derivative and other hedging transactions and securitized and other fixed rate debt, and 0.22 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.83), which is the weighted average of (0.97) for our Residential whole loans, 0.04 for our derivative and other hedging transactions and securitized and other fixed rate debt, zero for our Securities and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

The following table presents certain information about our Residential whole loans at March 31, 2022:

	Purchased Performing Loans (1)		Purchased Credit Deteriorated Loans		Purchased Non-Performing Loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	Total
Amortized cost	$6,782,395	$242,296	$387,985	$130,465	$600,280	$223,145	$8,366,566
Unpaid principal balance (UPB)	$6,631,214	$237,882	$440,581	$170,070	$671,430	$346,228	$8,497,405
Weighted average coupon (2)	5.0%	5.5%	4.6%	4.5%	4.9%	4.8%	5.0%
Weighted average term to maturity (months)	302	328	265	319	259	319	298
Weighted average LTV (3)	64.9%	88.0%	54.2%	105.6%	52.8%	111.1%	66.3%
Loans 90+ days delinquent (UPB)	$181,321	$24,398	$67,710	$44,180	$246,123	$180,455	$744,187

(1)Excluded from the table above are approximately $28.9 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of March 31, 2022.
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
(3)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $160.5 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 74%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at March 31, 2022:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	36.6%
Florida	11.0%
New York	6.0%
Texas	4.2%
New Jersey	4.0%

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

At March 31, 2022, we had access to various sources of liquidity, including $410.9 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at March 31, 2022, we had $62.4 million of unencumbered residential whole loans. Further, we believe that we have unused capacity of approximately $250 million in certain borrowing lines, given that the amount currently borrowed is less than the maximum advance rate permitted by the facility. This unused capacity serves to act as a buffer against potential margin calls on certain pledged assets in the events that asset prices do not decline by more than a specified amount.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2022, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2022. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). There are no material changes from the risk factors set forth in the 2021 Form 10-K. However, the risks and uncertainties that the Company faces are not limited to those set forth in the 2021 Form 10-K. Additional risks and uncertainties not currently known to the Company (or that it currently believes to be immaterial) may also adversely affect the Company’s business and the trading price of our securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On March 11, 2022, our Board authorized a stock repurchase program (the “March 2022 Repurchase Authorization”) under which we may repurchase up to $250 million of our common stock through the end of 2023. The Board’s authorization replaced the authorization under a prior stock repurchase program that was adopted in November 2020 (the “November 2020 Repurchase Authorization”), which had also authorized us to repurchase up to $250 million.

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

During the three months ended March 31, 2022, we repurchased 3,195,769 shares of our common stock through the stock repurchase program at an average cost of $17.15 per share and a total cost of approximately $54.7 million, net of fees and commissions paid to the sales agent of approximately $128,000. All stock repurchases for the three months ended March 31, 2022 were executed under the November 2020 Repurchase Authorization and prior to the Board’s adoption of the March 2022 Repurchase Authorization. Accordingly, at March 31, 2022, $250.0 million remained outstanding for future repurchases under the repurchase program.

The following table presents information with respect to (i) shares of common stock repurchased by us under the stock repurchase program, (ii) restricted shares withheld (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or restricted stock units (or RSUs) and (iii) approximate dollar value for repurchase under the stock repurchase program during the first quarter of 2022:

Month	Total Number of Shares Purchased (1)	Weighted Average Price Paid Per Share (2)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Approximate Dollar Value that May Yet be Purchased Under the Repurchase Program or Employee Plan (1)

January 1-31, 2022:
Shares Repurchased (3)	575,709	$17.70	575,709	$70,098,914
Employee Transactions (4)	56,690	$18.32	N/A	N/A
February 1-28, 2022:
Shares Repurchased (3)	2,330,670	$17.18	2,330,670	$30,160,435
March 1-31, 2022:
Shares Repurchased (3)	289,390	15.82	289,390	$250,000,000
Total Shares Repurchased (3)	3,195,769	$17.15	3,195,769	$250,000,000
Employee Transactions (4)	56,690	$18.32	N/A	N/A

(1)All stock repurchases for the quarter ended March 31, 2022, which are reported in the table above, were executed under the November 2020 Repurchase Authorization and prior to the Board’s adoption of the March 2022 Repurchase Authorization. Accordingly, at March 31, 2022, all of the $250.0 million remained outstanding for future repurchases under the repurchase program pursuant to the March 2022 Repurchase Authorization.
(2)Includes brokerage commissions.
(3)As of March 31, 2022, we had repurchased an aggregate approximate dollar value of $224.4 million under the November 2020 Repurchase Authorization.
(4)Our Equity Plan provides that the value of the shares delivered or withheld be based on the price of our common stock on the date the relevant transaction occurs.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

None.

Item 5.  Other Information

Amendment to Amended and Restated Employment Agreements with Craig L Knutson, Gudmundur Kristjansson and Bryan Wulfsohn

On May 3, 2022, the Company entered into separate amendments (each, an “Amendment” and together, the “Amendments”) to the amended and restated employment agreements (each, an “Employment Agreement” and together, the “Employment Agreements”), effective as of January 1, 2021, with Craig L. Knutson, Chief Executive Officer and President of the Company, and each of Gudmundur Kristjansson and Bryan Wulfsohn, each a Co-Chief Investment Officer and Senior Vice President of the Company. (Messrs. Knutson, Kristjansson and Wulfsohn are sometimes hereinafter referred to individually as the “Executive” or together, the “Executives”). The principal purpose of each of the Amendments was to modify Exhibit A (Annual Performance Bonus) of each Executive’s Employment Agreement. More specifically, Exhibit A has been modified to remove the construct of return on average equity (“ROAE”) as the sole determinant of the formulaic portion (i.e., the ROAE Bonus) of the Executive’s annual bonus, and it has been replaced with a construct that permits the Compensation Committee of the Board of Directors to base the formulaic component of the Executive’s annual bonus on the achievement of objective performance goals established by the Compensation Committee on an annual basis, which may include performance goals based on ROAE as well as other objective performance measures that the Compensation Committee shall determine are appropriate for a given performance period.

A copy of each of the Amendments is attached hereto as Exhibits 10.1, 10.2 and 10.3 to this Form 10-Q. The above description of the principal terms of the Amendments is a summary only and is qualified in its entirety by reference to the applicable exhibit, each of which is incorporated by reference into this Item 5.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K.

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report. The exhibit numbers followed by an asterisk (*) indicate exhibits electronically filed or furnished herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference.

Exhibit	Description

3.1	Articles of Amendment of MFA Financial, Inc. dated April 4, 2022 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated April 4, 2022 (Commission File No. 1-13991)).

3.2	Articles of Amendment of MFA Financial, Inc. dated April 4, 2022 (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K, dated April 4, 2022 (Commission File No. 1-13991)).

10.1*	Amendment No. 1, dated as of May 3, 2022, to Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Craig L. Knutson.

10.2*	Amendment No. 1, dated as of May 3, 2022, to Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Gudmundur Kristjansson.

10.3*	Amendment No. 1, dated as of May 3, 2022, to Amended and Restated Employment Agreement entered into as of February 22, 2021, by and between the Company and Bryan Wulfsohn.

31.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021; (ii) our Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2022 and 2021; (iii) our Consolidated Statements of Comprehensive Income / (Loss) (Unaudited) for the three months ended March 31, 2022 and 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three months ended March 31, 2022 and 2021; (v) our Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2022 and 2021; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2022	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)