Form 10-Q
period 2022-06-30
MFA FINANCIAL, INC.
filed 2022-08-04
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 2022

or
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

101,793,274 shares of the registrant’s common stock, $0.01 par value, were outstanding as of July 28, 2022.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Residential whole loans, net ($6,164,293 and $5,305,349 held at fair value, respectively) (1)(2)	$8,190,581	$7,913,000
Securities, at fair value (2)	245,613	256,685
Cash and cash equivalents	385,598	304,696
Restricted cash	159,745	99,751
Other assets (2)	498,089	565,556
Total Assets	$9,479,626	$9,139,688

Liabilities:
Financing agreements ($4,199,458 and $3,266,773 held at fair value, respectively)	$7,132,366	$6,378,782
Other liabilities	200,872	218,058
Total Liabilities	$7,333,238	$6,596,840

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	110
Common stock, $0.01 par value; 874,300 and 874,300 shares authorized; 101,793 and 108,138 shares issued and outstanding, respectively	1,018	1,082
Additional paid-in capital, in excess of par	3,679,078	3,775,482
Accumulated deficit	(1,570,817)	(1,279,484)
Accumulated other comprehensive income	36,919	45,578
Total Stockholders’ Equity	$2,146,388	$2,542,848
Total Liabilities and Stockholders’ Equity	$9,479,626	$9,139,688

(1)Includes approximately $3.9 billion and $3.0 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at June 30, 2022 and December 31, 2021, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2022	2021	2022	2021
Interest Income:
Residential whole loans	$102,354	$69,016	$201,820	$133,554
Securities, at fair value	5,294	15,345	10,569	31,804
Other interest-earning assets	1,349	108	2,855	108
Cash and cash equivalent investments	324	59	426	113
Interest Income	$109,321	$84,528	$215,670	$165,579

Interest Expense:
Asset-backed and other collateralized financing arrangements	$52,805	$21,640	$92,170	$47,691
Other interest expense	3,937	3,915	7,868	7,934
Interest Expense	$56,742	$25,555	$100,038	$55,625

Net Interest Income	$52,579	$58,973	$115,632	$109,954

(Provision)/Reversal of Provision for Credit Losses on Residential Whole Loans	$(1,817)	$8,867	$1,694	$31,617
Provision for Credit Losses on Other Assets	(28,579)	—	(28,579)	—
Net Interest Income after (Provision)/Reversal of Provision for Credit Losses	$22,183	$67,840	$88,747	$141,571

Other (Loss)/Income, net:
Net mark-to-market and other net (loss)/gain on residential whole loans measured at fair value	$(216,414)	$6,021	$(504,789)	$37,510
Net gains/(losses) on derivatives used for risk management purposes	47,804	(1,057)	141,905	(1,057)
Net mark-to-market on Securitized debt measured at fair value	84,573	(232)	148,690	(1,243)
Net gain on real estate owned	7,185	4,456	15,917	6,896
Lima One - origination, servicing and other fee income	10,673	—	25,167	—
Other, net	(10,269)	12,459	(10,854)	13,860
Other (Loss)/Income, net	$(76,448)	$21,647	$(183,964)	$55,966

Operating and Other Expense:
Compensation and benefits	$19,060	$8,886	$38,616	$17,323
Other general and administrative expense	10,507	7,887	19,204	14,679
Loan servicing, financing and other related costs	13,235	6,000	23,636	13,299
Amortization of intangible assets	3,300	—	6,600	—
Operating and Other Expense	$46,102	$22,773	$88,056	$45,301

Net (Loss)/Income	$(100,367)	$66,714	$(183,273)	$152,236
Less Preferred Stock Dividend Requirement	$8,219	$8,219	16,438	16,438
Net (Loss)/Income Available to Common Stock and Participating Securities	$(108,586)	$58,495	$(199,711)	$135,798

Basic (Loss)/Earnings per Common Share	$(1.06)	$0.53	$(1.91)	$1.21
Diluted (Loss)/Earnings per Common Share	$(1.06)	$0.53	$(1.91)	$1.20

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Net (loss)/income	$(100,367)	$66,714	$(183,273)	$152,236
Other Comprehensive (Loss):
Unrealized (losses) on securities available-for-sale	(4,937)	(9,589)	(9,914)	(13,444)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	491	1,255	726
Other Comprehensive (Loss)	(4,937)	(9,098)	(8,659)	(12,718)
Comprehensive (loss)/income before preferred stock dividends	$(105,304)	$57,616	$(191,932)	$139,518
Dividends required on preferred stock	(8,219)	(8,219)	(16,438)	(16,438)
Comprehensive (Loss)/Income Available to Common Stock and Participating Securities	$(113,523)	$49,397	$(208,370)	$123,080

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Six Months Ended June 30, 2022
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	11,000	$110	8,000	$80	108,138	$1,082	$3,775,482	$(1,279,484)	$45,578	$2,542,848
Net Income	—	—	—	—	—	—	—	(82,906)	—	(82,906)
Issuance of common stock, net of expenses	—	—	—	—	150	1	485	—	—	486
Repurchase of shares of common stock (1)	—	—	—	—	(3,252)	(33)	(55,709)	—	—	(55,742)
Equity based compensation expense	—	—	—	—	—	—	2,642	—	—	2,642
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	74	(150)	—	(76)
Dividends declared on common stock ($0.44 per share) (2)	—	—	—	—	—	—	—	(46,215)	—	(46,215)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—		—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(141)	—	(141)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(4,977)	(4,977)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	1,255	1,255
Balance at March 31, 2022	11,000	$110	8,000	$80	105,036	$1,050	$3,722,974	$(1,417,115)	$41,856	$2,348,955
Net income	—	—	—	—	—	—	—	(100,367)	—	(100,367)
Issuance of common stock, net of expenses	—	—	—	—	38	1	552	—	—	553
Repurchase of shares of common stock (1)	—	—	—	—	(3,281)	(33)	(47,479)	—	—	(47,512)
Equity based compensation expense	—	—	—	—	—	—	3,540	—	—	3,540
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(509)	(153)	—	(662)
Dividends declared on common stock ($0.44 per share)	—	—	—	—	—	—	—	(44,789)	—	(44,789)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(174)	—	(174)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(4,937)	(4,937)
Derivative hedging instrument fair value changes and amortization, net	—	—	—	—	—	—	—	—	—	—
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2022	11,000	$110	8,000	$80	101,793	$1,018	$3,679,078	$(1,570,817)	$36,919	$2,146,388
(1)  For the six months ended June 30, 2022 includes approximately $1.0 million (56,690 shares) surrendered for tax purposes related to equity-based compensation awards.
(2) The per share dividend amount of $0.44 for the three months ended March 31, 2022 has been adjusted to reflect the Company’s 1-for-4 reverse stock split effected on April 4, 2022; the amount actually paid in respect of such dividend was $0.11 per share, which was based on the pre-split number of shares held by stockholders at the record date for such dividend (March 22, 2022).

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
			Six Months Ended June 30, 2021
	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(In Thousands, Except Per Share Amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	11,000	$110	8,000	$80	112,929	$1,129	$3,851,517	$(1,405,327)	$77,293	$2,524,802
Net Income	—	—	—	—	—	—	—	85,522	—	85,522
Issuance of common stock, net of expenses	—	—	—	—	139	1	381	—	—	382
Repurchase of shares of common stock (1)	—	—	—	—	(1,540)	(15)	(25,121)	—	—	(25,136)
Equity based compensation expense	—	—	—	—	—	—	1,686	—	—	1,686
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	489	—	—	489
Dividends declared on common stock ($0.300 per share) (2)	—	—	—	—	—	—	—	(33,521)	—	(33,521)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,468)	—	(4,468)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(120)	—	(120)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(3,855)	(3,855)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	235	235
Balance at March 31, 2021	11,000	$110	8,000	$80	111,528	$1,115	$3,828,952	$(1,361,664)	$73,673	$2,542,266
Net income	—	—	—	—	—	—	—	66,714	—	66,714
Issuance of common stock, net of expenses	—	—	—	—	90	1	397	—	—	398
Repurchase of shares of common stock (1)	—	—	—	—	(1,415)	(14)	(23,727)	—	—	(23,741)
Equity based compensation expense	—	—	—	—	—	—	2,741	—	—	2,741
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(227)	(61)	—	(288)
Dividends declared on common stock ($0.40 per share) (2)	—	—	—	—	—	—	—	(44,081)	—	(44,081)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(155)	—	(155)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(9,589)	(9,589)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	491	491
Balance at June 30, 2021	11,000	$110	8,000	$80	110,203	$1,102	$3,808,136	$(1,347,466)	$64,575	$2,526,537

(1)  For the six months ended June 30, 2021, includes approximately $799,000 (53,281 shares) surrendered for tax purposes related to equity-based compensation awards
(2) The $0.30 and $0.40 per share dividend amounts for the three months ended March 31, 2021, and June 30, 2021, respectively, have been adjusted to reflect the Company’s 1-for-4 reverse stock split effected on April 4, 2022; the dividends actually paid in respect of such dividends were $0.075 and $0.10 per share, respectively, which were based on the pre-split number of shares held by stockholders at the record dates for such dividends (March 31, 2021 and June 30, 2021, respectively).

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Six Months Ended June 30,
(In Thousands)	2022	2021

Cash Flows From Operating Activities:
Net (loss)/income	$(183,273)	$152,236
Adjustments to reconcile net income to net cash provided by operating activities:
Losses/(gains) on residential whole loans and real estate owned, net	485,101	(41,418)
Losses/(gains) on securities, net	4,380	(1,476)
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities, and amortization of terminated hedging instruments	(6,846)	(18,653)
Provision/(reversal of provision) for credit losses on residential whole loans and other assets	25,965	(33,234)
Net (gains)/losses on derivatives used for risk management purposes	(151,706)	1,057
Net mark-to-market on Securitized debt measured at fair value	(147,203)	(7,397)
Unrealized loss on loan originator investment	11,363	—
Net other non-cash losses included in net income	14,852	15,554
Decrease in other assets	161,860	18,092
(Decrease)/increase in other liabilities	(4,570)	11,835
Net cash provided by operating activities	$209,923	$96,596

Cash Flows From Investing Activities:
Purchases of residential whole loans, loan related investments and capitalized advances	$(1,964,553)	$(1,032,791)
Principal payments on residential whole loans and loan related investments	1,134,500	917,553
Proceeds from sales of securities and other assets	369	—
Principal payments on securities	2,453	110,320
Purchases of real estate owned and capital improvements	(629)	(624)
Proceeds from sales of real estate owned	81,442	88,625
Additions to leasehold improvements, furniture and fixtures	(1,225)	(43,589)
Net cash (used in)/provided by investing activities	$(747,643)	$39,494

Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(1,728,740)	$(698,220)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	1,791,390	721,380
Principal payments on other collateralized financing agreements	(1,261,737)	(1,072,865)
Proceeds from borrowings under other collateralized financing agreements	2,099,070	1,243,860
Payment made for other collateralized financing agreement related costs	(9,632)	(5,119)
Principal payment on redemption of Senior notes	—	(100,000)
Proceeds from issuances of common stock	1,122	772
Payments made for the repurchase of common stock through the stock repurchase program	(102,311)	(48,075)
Dividends paid on preferred stock	(16,438)	(16,438)
Dividends paid on common stock and dividend equivalents	(94,108)	(67,656)
Net cash provided by/(used in) financing activities	$678,616	$(42,361)
Net increase in cash, cash equivalents and restricted cash	$140,896	$93,729
Cash, cash equivalents and restricted cash at beginning of period	$404,447	$821,519
Cash, cash equivalents and restricted cash at end of period	$545,343	$915,248

Supplemental Disclosure of Cash Flow Information
Interest Paid	$89,367	$58,610

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$45,217	$38,370
Dividends and dividend equivalents declared and unpaid	$44,963	$44,236
Payable for unsettled residential whole loan purchases	$—	$131,275
Right-of-use lease asset and lease liability	$—	$40,893

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

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

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at June 30, 2022 and results of operations for all periods presented have been made.  The results of operations for the three and six months ended June 30, 2022 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas: impairment, valuation allowances and loss allowances on residential whole loans (see Note 3), mortgage-backed securities (“MBS”), credit risk transfer (“CRT”) securities and mortgage servicing rights (“MSR”)-related assets (collectively, “Securities, at fair value”) (see Note 4) and Other assets (see Note 5), valuation of Securities, at fair value (see Notes 4 and 13), income recognition and valuation of residential whole loans (see Notes 3 and 13), and valuation of derivative instruments (see Notes 5(d) and 13). In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (see Note 8).  Actual results could differ from those estimates.

The Company has three reportable segments as further described in Note 15.

The consolidated financial statements of the Company include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated. In addition, the Company consolidates entities established to facilitate transactions related to the acquisition and securitization of residential whole loans completed in prior years. Certain prior period amounts have been reclassified to conform to the current period presentation. On July 1, 2021, the Company completed the acquisition of Lima One Holdings, LLC, the parent company of Lima One Capital, LLC (collectively referred to as “Lima One”), a leading nationwide originator and servicer of business purpose loans. Lima One’s financial results are consolidated with MFA’s results from that date.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(b)  Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

Residential whole loans included in the Company’s consolidated balance sheets are primarily comprised of pools of fixed- and adjustable-rate residential mortgage loans acquired through consolidated trusts in secondary market transactions or originated by Lima One. The accounting model utilized by the Company is determined at the time each loan package is initially acquired. Prior to the second quarter of 2021, the fair value option was typically elected on loans that were 60 or more days delinquent at purchase (“Purchased Non-performing Loans”). Purchased Credit Deteriorated Loans acquired prior to the second quarter of 2021, and where the underlying borrower had a delinquency status of less than 60 days at the acquisition date, are typically held at carrying value. Purchased Performing Loans acquired prior to the second quarter of 2021 are also typically held at carrying value, but the accounting methods for income recognition and determination and measurement of any required credit loss reserves (as discussed below) differ from those used for Purchased Credit Deteriorated Loans held at carrying value. Starting in the second quarter of 2021, the Company has elected the fair value option for all loans acquired, irrespective of borrower delinquency status at acquisition. Over time, the Company expects that election of the fair value option should serve to simplify reporting of the results of its loan investment activities as fair value accounting will be used for the majority of loans in the Company’s portfolio. The accounting model initially applied to loan acquisitions is not permitted to be subsequently changed. Consequently, the Company is not permitted to retroactively apply fair value accounting to loans held at carrying value acquired in periods prior to the second quarter of 2021.

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
JUNE 30, 2022
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
JUNE 30, 2022
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
JUNE 30, 2022
Residential Mortgage Securities

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

Revenue Recognition, Premium Amortization and Discount Accretion

Interest income on securities is accrued based on their outstanding principal balance and their contractual terms. Premiums and discounts associated with residential MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation (“Non-Agency MBS”) assessed as high credit quality at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayment activity.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
Balance Sheet Presentation

The Company’s residential mortgage securities pledged as collateral against financing agreements and interest rate swap agreements (“Swaps”) are included on the consolidated balance sheets with the fair value of the securities pledged disclosed in Note 6.  Purchases and sales of securities are recorded on the trade date.

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at June 30, 2022 and December 31, 2021. At June 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $385.6 million and $304.7 million, respectively. At June 30, 2022, the Company had $284.6 million of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. As of December 31, 2021, the Company had $215.8 million worth of investments in overnight money market funds. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).

(e)  Restricted Cash

Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, Swaps and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreements and/or Swaps counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements and/or Swaps.  The Company had aggregate restricted cash of $159.7 million and $99.8 million at June 30, 2022 and December 31, 2021, respectively (see Notes 5(d), 6 and 13).

(f)  Goodwill & Intangible Assets

At June 30, 2022 and December 31, 2021, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, and other intangible assets of $14.8 million and $21.4 million, respectively (net of amortization), primarily comprised of customer relationships, non-competition agreements, trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One (see Note 5(b). The intangible assets are amortized over their expected useful lives, which ranged from one to ten years at acquisition. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances. Through June 30, 2022, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.

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
JUNE 30, 2022
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
JUNE 30, 2022
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

The Company makes dividend equivalent payments in connection with certain of its equity-based awards.  A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Company’s Equity Compensation Plan (the “Equity Plan”), and they are paid typically in cash at such times and in accordance with such rules, terms and conditions as the Compensation Committee may determine in its discretion.  Dividend equivalent payments are generally charged to Stockholders’ Equity to the extent that the attached equity awards are expected to vest.  Compensation expense is also recognized for dividend equivalent payments to the extent that the equity awards to which such payments relate do not or are not expected to vest and the grantees to whom such payments are made are nonetheless not required to return such dividend equivalent payments to the Company (see Notes 2(l) and 12).

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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
JUNE 30, 2022

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

(r)  New Accounting Standards and Interpretations

As of June 30, 2022, there have been no new accounting standards and interpretations adopted by the Company in 2022.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
3.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at June 30, 2022 and December 31, 2021 are approximately $8.2 billion and $7.9 billion, respectively, of residential whole loans generally arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for Purchased Non-performing Loans.

The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at June 30, 2022 and December 31, 2021:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Purchased Performing Loans:
Non-QM loans	$1,113,696	$1,448,162	$2,381,214	$2,013,369	$3,494,910	$3,461,531
Rehabilitation loans	111,164	217,315	932,667	517,530	1,043,831	734,845
Single-family rental loans	247,129	331,808	1,016,109	619,415	1,263,238	951,223
Seasoned performing loans	92,909	102,041	—	—	92,909	102,041
Agency eligible investor loans	—	—	912,245	1,082,765	912,245	1,082,765
Total Purchased Performing Loans	$1,564,898	$2,099,326	$5,242,235	$4,233,079	$6,807,133	$6,332,405

Purchased Credit Deteriorated Loans	$498,317	$547,772	$—	$—	$498,317	$547,772

Allowance for Credit Losses	$(36,927)	$(39,447)	$—	$—	$(36,927)	$(39,447)

Purchased Non-Performing Loans	$—	$—	$922,058	$1,072,270	$922,058	$1,072,270

Total Residential Whole Loans	$2,026,288	$2,607,651	$6,164,293	$5,305,349	$8,190,581	$7,913,000

Number of loans	7,813	9,361	17,762	14,734	25,575	24,095

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

The following table presents additional information regarding the Company’s Residential whole loans at June 30, 2022 and December 31, 2021:
June 30, 2022

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$3,487,780	$3,636,992	4.96%	356	65%	734	$3,465,427	$76,261	$17,781	$77,523
Rehabilitation loans	1,038,770	1,044,722	7.18	13	67	743	952,587	3,230	6,913	81,992
Single-family rental loans	1,261,946	1,319,956	5.40	326	70	737	1,283,285	5,169	2,009	29,493
Seasoned performing loans	92,863	101,811	2.82	156	31	722	93,000	807	577	7,427
Agency eligible investor loans	912,245	1,015,832	3.40	348	61	767	1,011,769	2,653	596	814
Total Purchased Performing Loans	6,793,604	$7,119,313	5.11%	296

Purchased Credit Deteriorated Loans	$474,919	$587,058	4.57%	280	65%	N/A	425,803	40,047	17,416	103,792

Purchased Non-Performing Loans	$922,058	$969,007	4.92%	280	70%	N/A	$460,929	$83,631	$34,546	$389,901

Residential whole loans, total or weighted average	$8,190,581	$8,675,378	5.06%	293

December 31, 2021

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$3,453,242	$3,361,164	5.07%	355	66%	731	$3,165,964	$77,581	$22,864	$94,755
Rehabilitation loans	727,964	731,154	7.18	11	67	735	616,733	5,834	5,553	103,034
Single-family rental loans	949,772	924,498	5.46	329	70	732	898,166	2,150	695	23,487
Seasoned performing loans	101,995	111,710	2.76	162	37	722	102,047	938	481	8,244
Agency eligible investor loans	1,082,765	1,060,486	3.40	354	62	767	1,039,257	21,229	—	—
Total Purchased Performing Loans	6,315,738	$6,189,012	5.05%	307

Purchased Credit Deteriorated Loans	524,992	$643,187	4.55%	283	69	N/A	456,924	50,048	18,736	117,479

Purchased Non-Performing Loans	1,072,270	$1,073,544	4.87%	283	73	N/A	492,481	87,041	40,876	453,146

Residential whole loans, total or weighted average	$7,913,000	$7,905,743	4.99%	301

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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $172.3 million and $137.3 million at June 30, 2022 and December 31, 2021, respectively, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 72% and 71% at June 30, 2022 and December 31, 2021, respectively. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.
(3)Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.

No Residential whole loans were sold during the six months ended June 30, 2022 and 2021.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential Whole Loans, at Carrying Value:

	Six Months Ended June 30, 2022
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2021	$8,289	$6,881	$1,451	$46	$22,780	$39,447
Current provision	(909)	(1,460)	(122)	(1)	(975)	(3,467)
Write-offs	(51)	(219)	(27)	—	(226)	(523)
Allowance for credit losses at March 31, 2022	$7,329	$5,202	$1,302	$45	$21,579	$35,457
Current provision/(reversal)	(199)	(23)	174	1	1,877	1,830
Write-offs	—	(118)	(184)	—	(58)	(360)
Allowance for credit losses at June 30, 2022	$7,130	$5,061	$1,292	$46	$23,398	$36,927

	Six Months Ended June 30, 2021
(Dollars In Thousands)	Non-QM Loans	Rehabilitation Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2020	$21,068	$18,371	$3,918	$107	$43,369	$86,833
Current provision	(6,523)	(3,700)	(1,172)	(41)	(10,936)	(22,372)
Write-offs	—	(1,003)	—	—	(214)	(1,217)
Allowance for credit losses at March 31, 2021	$14,545	$13,668	$2,746	$66	$32,219	$63,244
Current provision/(reversal)	(2,416)	(1,809)	(386)	(9)	(3,963)	(8,583)
Write-offs	(37)	(255)	—	—	(108)	(400)
Allowance for credit losses at June 30, 2021	$12,092	$11,604	$2,360	$57	$28,148	$54,261

(1)In connection with purchased Rehabilitation loans at carrying value, the Company had unfunded commitments of $10.1 million and $40.3 million as of June 30, 2022 and 2021, respectively, with an allowance for credit losses of $110,000 and $512,000 at June 30, 2022 and 2021, respectively. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 7).
(2)Includes $71.9 million and $120.4 million of loans that were assessed for credit losses based on a collateral dependent methodology as of June 30, 2022 and 2021, respectively.
(3)Includes $63.8 million and $83.1 million of loans that were assessed for credit losses based on a collateral dependent methodology as of June 30, 2022 and 2021, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
The amortized cost basis of Purchased Performing Loans on nonaccrual status as of June 30, 2022 and December 31, 2021 was $216.5 million and $240.2 million, respectively. The amortized cost basis of Purchased Credit Deteriorated Loans on nonaccrual status as of June 30, 2022 and December 31, 2021 was $94.0 million and $108.9 million, respectively. The fair value of Purchased Non-performing Loans on nonaccrual status as of June 30, 2022 and December 31, 2021 was $497.5 million and $588.1 million, respectively. During the three and six months ended June 30, 2022, the Company recognized $5.0 million and $9.3 million of interest income on loans on nonaccrual status, including $3.5 million and $6.5 million, respectively, on its portfolio of loans which were non-performing at acquisition. At June 30, 2022 and December 31, 2021, there were approximately $89.6 million and $107.4 million, respectively, of loans held at carrying value on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively.

The following table presents certain additional credit-related information regarding our Residential whole loans, at Carrying Value:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2022	2021	2020	2019	2018	Prior	Total
Non-QM loans
LTV <= 80% (1)	$—	$50,488	$213,384	$519,616	$264,276	$30,517	$1,078,281
LTV > 80% (1)	—	2,147	15,582	8,203	7,861	1,622	35,415
Total Non-QM loans	$—	$52,635	$228,966	$527,819	$272,137	$32,139	$1,113,696
Six Months Ended June 30, 2022 Gross write-offs	$—	$—	$—	$—	$51	$—	$51

Rehabilitation loans
LTV <= 80% (1)	$—	$3,061	$11,823	$60,678	$14,040	$3,047	$92,649
LTV > 80% (1)	—	—	2,280	10,984	3,552	1,699	18,515
Total Rehabilitation loans	$—	$3,061	$14,103	$71,662	$17,592	$4,746	$111,164
Six Months Ended June 30, 2022 Gross write-offs	$—	$—	$—	$296	$41	$—	$337

Single family rental loans
LTV <= 80% (1)	$—	$14,165	$28,485	$139,279	$53,695	$5,566	$241,190
LTV > 80% (1)	—	—	511	5,342	86	—	5,939
Total Single family rental loans	$—	$14,165	$28,996	$144,621	$53,781	$5,566	$247,129
Six Months Ended June 30, 2022 Gross write-offs	$—	$—	$—	$199	$13	$—	$212

Seasoned performing loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$89,973	$89,973
LTV > 80% (1)	—	—	—	—	—	2,936	2,936
Total Seasoned performing loans	$—	$—	$—	$—	$—	$92,909	$92,909
Six Months Ended June 30, 2022 Gross write-offs	$—	$—	$—	$—	$—	$—	$—

Purchased credit deteriorated loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$393,206	$393,206
LTV > 80% (1)	—	—	—	—	—	105,111	105,111
Total Purchased credit deteriorated loans	$—	$—	$—	$—	$—	$498,317	$498,317
Six Months Ended June 30, 2022 Gross write-offs	$—	$—	$—	$—	$—	$284	$284

Total LTV <= 80% (1)	$—	$67,714	$253,692	$719,573	$332,011	$522,309	$1,895,299
Total LTV > 80% (1)	—	2,147	18,373	24,529	11,499	111,368	167,916
Total residential whole loans, at carrying value	$—	$69,861	$272,065	$744,102	$343,510	$633,677	$2,063,215
Six Months Ended June 30, 2022 Total Gross write-offs	$—	$—	$—	$495	$105	$284	$884

(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $172.3 million at June 30, 2022, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting is 72% at June 30, 2022. Certain low value loans secured by vacant lots are categorized as LTV > 80%.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 90 days or more delinquent:

	June 30, 2022
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$78,037	$77,523	66.6%
Rehabilitation loans	$81,432	$81,992	70.8%
Single-family rental loans	$29,577	$29,493	75.2%
Seasoned performing loans	$6,854	$7,427	45.4%
Agency eligible investor loans	$718	$814	59.2%
Total Purchased Performing Loans	$196,618	$197,249

Purchased Credit Deteriorated Loans	$83,606	$103,792	77.1%

Purchased Non-Performing Loans	$385,233	$389,901	79.7%

Total Residential whole loans	$665,457	$690,942

	December 31, 2021
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$96,473	$94,755	64.6%
Rehabilitation loans	$103,166	$103,034	67.6%
Single-family rental loans	$23,524	$23,487	73.4%
Seasoned performing loans	$7,740	$8,244	45.6%
Agency eligible investor loans	$—	$—	—%
Total Purchased Performing Loans	$230,903	$229,520

Purchased Credit Deteriorated Loans	$95,899	$117,479	79.1%

Purchased Non-Performing Loans	$454,443	$453,146	80.2%

Total Residential whole loans	$781,245	$800,145

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
The following tables present the components of interest income on the Company’s Residential whole loans for the three and six months ended June 30, 2022 and 2021:

	Held at Carrying Value		Held at Fair Value		Total
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,
(In Thousands)	2022	2021	2022	2021	2022	2021
Purchased Performing Loans:
Non-QM loans	$12,255	$20,164	$22,257	$1,804	$34,512	$21,968
Rehabilitation loans	1,271	6,954	13,917	375	15,188	7,329
Single-family rental loans	3,783	6,439	12,630	467	16,413	6,906
Seasoned performing loans	1,155	1,540	—	—	1,155	1,540
Agency eligible investor loans	—	—	7,604	262	7,604	262
Total Purchased Performing Loans	$18,464	$35,097	$56,408	$2,908	$74,872	$38,005

Purchased Credit Deteriorated Loans	$8,672	$11,303	$—	$—	$8,672	$11,303

Purchased Non-Performing Loans	$—	$—	$18,810	$19,708	$18,810	$19,708

Total Residential Whole Loans	$27,136	$46,400	$75,218	$22,616	$102,354	$69,016

	Held at Carrying Value		Held at Fair Value		Total
	Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021	2022	2021
Purchased Performing Loans:
Non-QM loans	$25,395	$42,352	$42,068	$1,804	$67,463	$44,156
Rehabilitation loans	4,837	13,621	25,210	375	30,047	13,996
Single-family rental loans	8,476	13,520	21,263	467	29,739	13,987
Seasoned performing loans	2,165	3,531	—	—	2,165	3,531
Agency eligible investor loans	—	—	15,189	262	15,189	262
Total Purchased Performing Loans	$40,873	$73,024	$103,730	$2,908	$144,603	$75,932

Purchased Credit Deteriorated Loans	$17,681	$19,593	$—	$—	$17,681	$19,593

Purchased Non-Performing Loans	$—	$—	$39,536	$38,029	$39,536	$38,029

Total Residential Whole Loans	$58,554	$92,617	$143,266	$40,937	$201,820	$133,554

The following table presents the components of Net gain/(loss) on residential whole loans measured at fair value through earnings for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Net unrealized (losses)/gains	$(218,181)	$6,226	$(506,116)	$38,313
Other Income (1)	1,767	(205)	1,327	(803)
Total	$(216,414)	$6,021	$(504,789)	$37,510

(1)Primarily includes cash payments received from private mortgage insurance on liquidated loans and losses on liquidations of non-performing loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
4.                   Securities, at Fair Value

MSR-Related Assets

Term Notes Backed by MSR-Related Collateral

At June 30, 2022 and December 31, 2021, the Company had $152.9 million and $153.8 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At June 30, 2022, these term notes had an amortized cost of $125.1 million, gross unrealized gains of approximately $27.8 million, a weighted average yield of 10.84% and a weighted average term to maturity of 1.2 years. At December 31, 2021, the term notes had an amortized cost of $121.4 million, gross unrealized gains of approximately $32.4 million, a weighted average yield of 10.3% and a weighted average term to maturity of 1.7 years.

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

The following tables present certain information about the Company’s residential mortgage securities at June 30, 2022 and December 31, 2021:

June 30, 2022

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Total residential mortgage securities (2)(3)	$97,190	$4,523	$(773)	$(14,834)	$86,106	$9,323	$(2,743)	$6,580	$92,686

December 31, 2021

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Total residential mortgage securities (2)(3)	$99,999	$7,466	$(55)	$(20,768)	$86,642	$16,282	$(10)	$16,272	$102,914

(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Amounts disclosed at June 30, 2022 includes CRT securities with a fair value of $62.8 million for which the fair value option has been elected. Such securities had $184,000 gross unrealized gains and gross unrealized losses of approximately $2.7 million at June 30, 2022. Amounts disclosed at December 31, 2021 includes CRT securities with a fair value of $67.5 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $1.8 million and gross unrealized losses of approximately $10,000 at December 31, 2021.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
Sales of Residential Mortgage Securities

During the six months ended June 30, 2022, the Company sold a CRT security for approximately $369,000, realizing a gain of $13,000. The Company did not sell any of its residential mortgage securities during the six months ended June 30, 2021.

Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities at June 30, 2022.

There were no allowances for credit losses recorded with respect to the Company’s AFS securities for any of the periods presented. The Company did not recognize an allowance for credit losses through earnings related to its AFS securities for the three and six months ended June 30, 2022 and 2021.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$41,856	$75,752	$46,833	$79,607
Unrealized (losses) on securities available-for-sale	(4,937)	(9,589)	(9,914)	(13,444)
Change in AOCI from AFS securities	(4,937)	(9,589)	(9,914)	(13,444)
Balance at end of period	$36,919	$66,163	$36,919	$66,163

Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Residential Mortgage Securities
Coupon interest	$1,055	$944	$1,950	$2,231
Effective yield adjustment (1)(2)(3)	1,006	1,044	2,272	10,593
Interest income	$2,061	$1,988	$4,222	$12,824

MSR-related assets
Coupon interest	$1,419	$2,044	$2,576	$4,449
Effective yield adjustment (2)(4)	1,814	11,313	3,771	14,531
Interest income	$3,233	$13,357	$6,347	$18,980

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
(3)Includes accretion income recognized due to the impact of redemptions of certain Non-Agency securities that had been previously purchased at a discount of approximately $8.1 million during the six months ended June 30, 2021.
(4)Includes $8.4 million of accretion income recognized during the three and six months ended June 30, 2021 due to the impact of the redemption at par of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

5.    Other Assets

The following table presents the components of the Company’s Other assets at June 30, 2022 and December 31, 2021:

(In Thousands)	June 30, 2022	December 31, 2021
REO (1)	$135,847	$156,223
Goodwill	61,076	61,076
Intangibles, net (2)	14,800	21,400
Capital contributions made to loan origination partners	31,999	71,673
Other interest-earning assets	53,540	57,522
Interest receivable	60,380	50,191
Other loan related receivables	32,344	34,191
Lease right-of-use asset (3)	38,740	39,370
Other	69,363	73,910
Total Other Assets	$498,089	$565,556

(1) Includes $2.3 million and $11.3 million of REO that is held-for-investment at June 30, 2022 and December 31, 2021, respectively.
(2) Net of aggregate accumulated amortization of $13.2 million and $6.6 million as of June 30, 2022 and December 31, 2021, respectively.
(3) An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease (see Notes 2 and 9).

(a) Real Estate Owned

At June 30, 2022, the Company had 438 REO properties with an aggregate carrying value of $135.8 million. At December 31, 2021, the Company had 553 REO properties with an aggregate carrying value of $156.2 million.
At June 30, 2022, $135.4 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $71.3 million of residential whole loans held at carrying value and $305.8 million of residential whole loans held at fair value at June 30, 2022.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
The following table presents the activity in the Company’s REO for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars In Thousands)	2022	2021	2022	2021
Balance at beginning of period	$145,568	$220,393	$156,223	$249,699
Adjustments to record at lower of cost or fair value	(324)	(68)	(772)	(943)
Transfer from residential whole loans (1)	23,138	18,302	45,217	38,370
Purchases and capital improvements, net	277	406	629	624
Disposals and other (2)	(32,812)	(34,271)	(65,450)	(82,988)
Balance at end of period	$135,847	$204,762	$135,847	$204,762

Number of properties	438	766	438	766
(1)Includes a net loss recorded on transfer of approximately $9,000 for the three months ended June 30, 2022 and a net gain recorded on transfer of approximately $22,000 for the three months ended June 30, 2021; and a net gain recorded on transfer of approximately $400 for the six months ended June 30, 2022 and a net loss recorded on transfer of approximately $1.1 million for the six months ended June 30, 2021.
(2)During the three and six months ended June 30, 2022, the Company sold 124 and 259 REO properties for consideration of $39.6 million and $81.2 million, realizing net gains of approximately $7.3 million and $16.0 million, respectively. During the three and six months ended June 30, 2021, the Company sold 139 and 319 REO properties for consideration of $38.0 million and $88.6 million, realizing net gains of approximately $3.9 million and $6.1 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

(b) Goodwill and Intangible Assets

On July 1, 2021, the Company completed the acquisition of Lima One (see Note 15). In connection with the acquisition of Lima One, the Company identified and recorded goodwill of $61.1 million and finite-lived intangible assets totaling $28.0 million.

The amortization period for each of the finite lived intangible assets and the activity for the six months ended June 30, 2022 is summarized in the table below:

(Dollars in Thousands)	Carrying Value at December 31, 2021	Amortization Six Months Ended June 30, 2022	Carrying Value at June 30, 2022	Amortization Period (Years) (1)
Trademarks / Trade Names	$3,800	$(200)	$3,600	10
Customer Relationships	12,000	(4,000)	8,000	4
Internally Developed Software	3,600	(400)	3,200	5
Non-Compete Agreements	2,000	(2,000)	—	1
Total Identified Intangibles	$21,400	$(6,600)	$14,800

(1) Amortization is calculated on a straight-line basis over the amortization period, except for Customer Relationships, where amortization is calculated based on expected levels of customer attrition.

(c) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom the Company sources residential mortgage loans through both flow arrangements and bulk purchases. At June 30, 2022, the carrying value of these investments (including adjustments for impairments or mark-to-market changes) was $32.0 million, including $8.9 million of common equity (including partnership interests) and $23.1 million of preferred equity. During the three and six months ended June 30, 2022, the Company recorded an impairment charge in earnings of $28.6 million against the carrying value of its investment in one loan origination partner, bringing the net carrying value of this investment to zero at June 30, 2022. The Company did not record any impairment charges to earnings on

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
investments in loan origination partners during the three and six months ended June 30, 2021. Further, for the three months ended June 30, 2022, the Company recorded a valuation adjustment of $10.6 million against an investment in a loan origination partner that is accounted for at fair value through earnings. For certain of the Company’s investments, the interests acquired to date by the Company generally do not have a readily determinable fair value. Consequently, the Company accounts for these interests (including any acquired options and warrants) in loan originators initially at cost. The carrying value of these investments will be adjusted if it is determined that an impairment has occurred or if there has been a subsequent observable transaction in either the investee company’s equity securities or a similar security that provides evidence to support an adjustment to the carrying value. In addition, for certain partners options or warrants have also been acquired that provide the Company the ability to increase the level of its investment if certain conditions are met. At the end of each reporting period, or earlier if circumstances warrant, the Company evaluates whether the nature of its interests and other involvement with the investee entity requires the Company to apply equity method accounting or consolidate the results of the investee entity with the Company’s financial results. On July 1, 2021, the Company completed the acquisition of certain ownership interests in Lima One, which resulted in the Company owning all of Lima One’s outstanding ownership interests. Accordingly, the Company consolidated Lima One’s financial results beginning on that date.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(d) Derivative Instruments

Swaps

The Company’s derivative instruments include Swaps, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on the Secured Overnight Financing Rate (“SOFR”), on the notional amount of the Swap. At June 30, 2022, none of the Company’s Swaps were designated as hedges for accounting purposes.

The following table presents the assets pledged as collateral against the Company’s Swap contracts at June 30, 2022, and December 31, 2021:

(In Thousands)	June 30, 2022	December 31, 2021
Restricted Cash	$70,216	$14,446

At June 30, 2022, the Company had Swaps with an aggregate notional amount of $3.2 billion and an average maturity of approximately 48 months with a maximum term of approximately 84 months.

The following table presents information about the Company’s Swaps at June 30, 2022, and December 31, 2021:

	June 30, 2022			December 31, 2021
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days to 12 months	$—	—%	—%	$—	—%	—%
Over 12 months to 24 months	100,000	1.49	1.50	—	—	—
Over 24 months to 36 months	1,225,010	1.44	1.50	450,010	0.90	0.05
Over 36 months to 48 months	—	—	—	—	—	—
Over 48 months to 60 months	1,525,000	1.64	1.50	450,000	1.12	0.05
Over 60 months to 72 months	—	—	—	—	—	—
Over 72 months to 84 months	310,000	2.95	1.50	—	—	—
Total Swaps	$3,160,010	1.69%	1.50%	$900,010	1.01%	0.05%

(1)Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts daily based on SOFR.

During the three and six months ended June 30, 2022, the Company recorded net gains on Swaps of approximately $27.5 million and $102.7 million, which includes net swap expense of $4.3 million and $9.8 million, respectively. These amounts are included in Other income, net on the Company’s consolidated statements of operations. The Company did not have any Swaps during the three and six months ended June 30, 2021.

TBA Securities

In order to economically hedge the risks arising from the investments in Agency eligible investor loans, the Company has entered into short positions in certain TBA securities. The Company did not have any open short positions in TBA securities at June 30, 2022. The table below summarizes open short positions in TBA securities as of December 31, 2021, which had an aggregate value of $(1.3) million and were included in Other assets/liabilities on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

	December 31, 2021
(Dollars in Thousands)	Notional Amount	Settlement Date
TBA Security
FNCL 2.5	$180,000	January 13, 2022
FNCL 2	$130,000	January 13, 2022

TBA short positions are subject to margining requirements which serve to mitigate counterparty credit risk associated with these transactions. Open TBA positions are measured at fair value each reporting date, with realized and unrealized changes in the fair value of these positions recorded in Other income, net in the Company’s consolidated statements of operations. For the three and six months ended June 30, 2022, the Company recorded realized and unrealized changes in fair value on TBA short positions of $20.3 million and $39.2 million, respectively. For the three and six months ended June 30, 2021, the Company recorded realized and unrealized changes in fair value on TBA short positions of $1.1 million.

6.      Financing Agreements

The following tables present the components of the Company’s Financing agreements at June 30, 2022 and December 31, 2021:

	June 30, 2022
(In Thousands)	Unpaid Principal Balance	Amortized Cost Balance	Fair Value/Carrying Value (1)
Financing agreements, at fair value
Securitized debt	$2,477,584	$2,473,382	$2,323,718
Agreements with mark-to-market collateral provisions	1,433,857	1,433,857	1,433,857
Agreements with non-mark-to-market collateral provisions	441,883	441,883	441,883
Total Financing agreements, at fair value	$4,353,324	$4,349,122	$4,199,458

Financing agreements, at carrying value
Agreements with mark-to-market collateral provisions	$1,191,708		$1,191,566
Securitized debt	1,054,817		1,050,998
Agreements with non-mark-to-market collateral provisions	463,878		463,204
Convertible senior notes	229,989		227,140
Total Financing agreements, at carrying value	$2,940,392		$2,932,908
Total Financing agreements	$7,293,716		$7,132,366

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

	December 31, 2021
(In Thousands)	Unpaid Principal Balance	Amortized Cost Balance	Fair Value/Carrying Value (1)
Financing agreements, at fair value
Agreements with mark-to-market collateral provisions	$1,322,362	$1,322,362	$1,322,362
Securitized debt	1,304,912	1,318,593	1,316,131
Agreements with non-mark-to-market collateral provisions	627,026	627,026	628,280
Total Financing agreements, at fair value	$3,254,300	$3,267,981	$3,266,773

Financing agreements, at carrying value
Securitized debt	$1,340,583		$1,334,342
Agreements with mark-to-market collateral provisions	1,240,510		1,239,937
Agreements with non-mark-to-market collateral provisions	311,977		311,260
Convertible senior notes	230,000		226,470
Total Financing agreements, at carrying value	$3,123,070		$3,112,009
Total Financing agreements	$6,377,370		$6,378,782

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at June 30, 2022 and December 31, 2021:

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Mark-to-market financing agreements secured by residential whole loans	$2,451,635	$2,391,602
Fair value of residential whole loans pledged as collateral under financing agreements	$3,113,300	$3,301,288
Weighted average haircut on residential whole loans (1)	20.14%	25.27%
Mark-to-market financing agreements secured by securities at fair value	$157,895	$159,148
Securities at fair value pledged as collateral under financing agreements	$245,613	$256,685
Weighted average haircut on securities at fair value (1)	37.03%	37.00%
Mark-to-market financing agreements secured by real estate owned	$15,893	$11,549
Fair value of real estate owned pledged as collateral under financing agreements	$33,890	$34,606
Weighted average haircut on real estate owned (1)	49.25%	58.46%

(1)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at June 30, 2022 and December 31, 2021:

(Dollars in Thousands)	June 30, 2022	December 31, 2021
Non-mark-to-market financing secured by residential whole loans	$896,489	$928,055
Fair value of residential whole loans pledged as collateral under financing agreements	$1,209,652	$1,420,283
Weighted average haircut on residential whole loans	23.75%	29.98%
Non-mark-to-market financing secured by real estate owned	$8,598	$11,485
Fair value of real estate owned pledged as collateral under financing agreements	$23,263	$29,894
Weighted average haircut on real estate owned	62.65%	61.28%

In addition, the Company had aggregate restricted cash held in connection with its financing agreements of $18.0 million and $10.2 million at June 30, 2022 and December 31, 2021, respectively.

The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$3,188,195	3.61%	$3,222,268	2.36%
Over 30 days to 3 months	240,705	3.39	257,444	2.49
Over 3 months to 12 months	102,245	3.00	22,164	4.50
Over 12 months	—	—	—	—
Total financing agreements	$3,531,145	3.57%	$3,501,876	2.38%

(a) Financing Agreements

The Company elected the fair value option on certain of its financing arrangements, primarily to simplify the accounting associated with costs incurred to establish the new facilities or renegotiate existing facilities.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

Agreements with mark-to-market collateral provisions

The Company has entered into financing arrangements which contain mark-to-market provisions, including repurchase agreements and warehouse financing arrangements, that permit the lending counterparties to make margin calls on the Company should the value of the pledged collateral decline. The Company is also permitted to recover previously posted margin payments, should values of the pledged collateral subsequently increase. These facilities generally reset on a monthly or quarterly basis and can be renewed at the discretion of the lending counterparty at financing costs reflecting prevailing market pricing.

Agreements with non-mark-to-market collateral provisions

The Company has also entered into financing arrangements which do not contain mark-to-market provisions. The Company has generally pledged, as collateral security for these facilities, certain of its residential whole loans, as well as the equity in subsidiaries that own the loans. These facilities have maturities ranging from 2 to 39 months and $10.8 million of the facilities contain extension options, with maximum extensions up to 10 months, subject to certain conditions, in some cases including the payment of an extension fee and provided that no events of default have occurred. The financing cost for these facilities is generally calculated at a spread over prevailing short term market interest rates, which generally reset monthly.

Securitized Debt

Securitized debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by the Company that are eliminated in consolidation. The third-party beneficial interest holders in the VIEs have no recourse to the general credit of the Company. The weighted average fixed rate on the securitized debt was 2.91% at June 30, 2022 (see Notes 9 and 14 for further discussion).

Convertible Senior Notes

On June 3, 2019, the Company issued $230.0 million in aggregate principal amount of its Convertible Senior Notes in an underwritten public offering, including an additional $30.0 million issued pursuant to the exercise of the underwriters’ option to purchase additional Convertible Senior Notes. The total net proceeds the Company received from the offering were approximately $223.3 million, after deducting offering expenses and the underwriting discount.  The Convertible Senior Notes bear interest at a fixed rate of 6.25% per year, paid semiannually on June 15 and December 15 of each year commencing December 15, 2019 and will mature on June 15, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. The Convertible Senior Notes are convertible at the option of the holders at any time until the close of business on the business day immediately preceding the maturity date into shares of the Company’s common stock based on a conversion rate of 31.4346 shares (which reflects an adjustment resulting from the Company’s 1-for-4 reverse stock split effected on April 4, 2022) of the Company’s common stock for each $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $31.81 per share of common stock. The Convertible Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 6.94%. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity, except to the extent necessary to preserve its status as a REIT, in which case the Company may redeem the Convertible Senior Notes, in whole or in part, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. During the three months ended June 30, 2022, $11,000 of convertible senior notes were converted into 345 shares of the Company’s common stock.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 12 and 14 counterparties at June 30, 2022 and December 31, 2021, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at June 30, 2022:

	June 30, 2022
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Repricing for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Barclays Bank (3)	BBB/Aa3/A	$466,223	1	21.7%
Wells Fargo	A+/Aa2/AA-	227,819	1	10.6
Credit Suisse	BBB/Baa1/BBB+	222,231	1	10.4
(1)As rated at June 30, 2022 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published rating for these entities.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$362,312	$472,189	$1,202,291	$2,036,792
Residential whole loans, at fair value	849,438	2,558,534	2,719,136	6,127,108
Securities, at fair value	—	245,613	—	245,613
Other assets: REO	19,998	28,162	33,523	81,683
Total	$1,231,748	$3,304,498	$3,954,950	$8,491,196

	December 31, 2021
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$693,982	$459,349	$1,476,588	$2,629,919
Residential whole loans, at fair value	706,377	2,810,865	1,525,114	5,042,356
Securities, at fair value	—	256,685	—	256,685
Other assets: REO	25,692	29,374	35,379	90,445
Total	$1,426,051	$3,556,273	$3,037,081	$8,019,405

(1)An aggregate of $28.0 million and $25.7 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financings agreements had also been pledged as of June 30, 2022 and December 31, 2021, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at June 30, 2022 and December 31, 2021:

(In Thousands)	June 30, 2022	December 31, 2021
Dividends and dividend equivalents payable	$44,963	$47,751
Lease liability	44,316	44,977
Accrued interest payable	15,642	9,621
Accrued expenses and other	95,951	115,709
Total Other Liabilities	$200,872	$218,058

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of June 30, 2022, December 31, 2021 or June 30, 2021. As of the date of this filing, the Company’s tax returns for tax years 2018 through 2021 are open to examination.

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at June 30, 2022 and December 31, 2021 are presented in the following table:

(In Thousands)	June 30, 2022	December 31, 2021
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$56,516	$35,796
Unrealized mark-to-market, impairments and loss provisions	10,632	3,753
Other realized / unrealized treatment differences	(221)	12,131
Total deferred tax assets	66,927	51,680
Less: valuation allowance	(66,927)	(51,680)
Net deferred tax assets	$—	$—

Realization of the Company’s DTAs at June 30, 2022 is dependent on several factors, including generating sufficient taxable income prior to the expiration of net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
No net deferred tax benefit was recorded by the Company for the three and six months ended June 30, 2022 and 2021, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset at the ends of those periods was recognized as its recovery was not considered more likely than not. The related NOL carryforwards generated prior to 2018 will begin to expire in 2037; those generated in 2018 and later can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

At June 30, 2022, the Company’s federal NOL carryforward from prior years was $142.1 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The income tax provision (benefit) is included in Other general and administrative expense in the Company’s consolidated statements of operations. The following table summarizes the Company’s income tax provision (benefit) primarily recorded at the Company’s domestic TRS entities for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Current provision (benefit)
Federal	$38	$556	$143	$556
State	184	177	209	177
Total current provision (benefit)	222	733	352	733
Deferred provision (benefit)
Federal	120	—	270	—
State	15	—	65	—
Total deferred provision (benefit)	135	—	335	—
Total provision (benefit)	$357	$733	$687	$733

The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate at June 30, 2022 and 2021:

	Six Months Ended
	June 30, 2022	June 30, 2021
Federal statutory rate	21.0%	21.0%
Non-taxable REIT income (dividends paid deduction)	2.9%	(7.0)%
Other differences in taxable income (loss) from GAAP	(17.0)%	(12.8)%
State and local taxes	—%	—%
Change in valuation allowance on DTAs	(7.1)%	(0.9)%
Effective tax rate	(0.2)%	0.3%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

9.    Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitment relates to its corporate headquarters. For the three and six months ended June 30, 2022, the Company recorded aggregate lease expense of approximately $1.2 million and $2.3 million, respectively, in connection with its current lease. The term specified in the current lease is approximately fifteen years with an option to renew for an additional five years.

At June 30, 2022, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ending December 31,	Minimum Rental Payments
(In Thousands)
2022 (1)	$2,739
2023	5,498
2024	5,500
2025	4,659
2026	4,552
Thereafter	49,604
Total	$72,552

(1) Reflects contractual minimum rental payments due for the period from July 1, 2022 through December 31, 2022.

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of June 30, 2022, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).

(c) Rehabilitation Loan Commitments

At June 30, 2022, the Company had unfunded commitments of $432.9 million in connection with its purchased Rehabilitation loans.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2022 through June 30, 2022:

Declaration Date	Record Date	Payment Date	Dividend Per Share
May 18, 2022	June 1, 2022	June 30, 2022	$0.46875
February 17, 2022	March 1, 2022	March 31, 2022	$0.46875

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

The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2022 through June 30, 2022:

Declaration Date	Record Date	Payment Date	Dividend Per Share
May 18, 2022	June 1, 2022	June 30, 2022	$0.40625
February 17, 2022	March 1, 2022	March 31, 2022	$0.40625

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2022 through June 30, 2022:

Declaration Date	Record Date	Payment Date	Dividend Per Share
June 15, 2022	June 30, 2022	July 29, 2022	$0.440	(1)
March 11, 2022	March 22, 2022	April 29, 2022	$0.440

(1) At June 30, 2022, the Company had accrued dividends and dividend equivalents payable of $45.0 million related to the common stock dividend declared on June 15, 2022. The $0.44 per share dividend declared on March 11, 2022, has been adjusted to reflect the Company’s 1-for-4 reverse stock split effected on April 4, 2022; the amount actually paid in respect of such dividend was $0.11 per share, which was based on the pre-split number of shares held by stockholders at the record date for such dividend (March 22, 2022).

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On October 15, 2019, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering additional common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and, when combined with the unused portion of the Company’s previous DRSPP shelf registration statements, registered an aggregate of 2.25 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At June 30, 2022, approximately 2.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and six months ended June 30, 2022, the Company issued 38,402 and 70,862 shares of common stock through the DRSPP, raising net proceeds of approximately $552,000 and $1.1 million, respectively.  From the inception of the DRSPP in September 2003 through June 30, 2022, the Company issued 8,832,388 shares pursuant to the DRSPP, raising net proceeds of $290.6 million.

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

During the six months ended June 30, 2022, the Company did not sell any shares of common stock through the ATM Program. At June 30, 2022, approximately $390.0 million remained outstanding for future offerings under this program.

(e)  Stock Repurchase Program

On March 11, 2022, the Company’s Board authorized a stock repurchase program (the “March 2022 Repurchase Authorization”) under which the Company may repurchase up to $250 million of its common stock through the end of 2023. The Board’s authorization superseded and replaced the authorization under a prior stock repurchase program that had been adopted in November 2020 (the “November 2020 Repurchase Authorization”), which also authorized the Company to repurchase up to $250 million.

The stock repurchase program does not require the purchase of any minimum number of shares. The timing and extent to which the Company repurchases its shares will depend upon, among other things, market conditions, share price, liquidity,

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
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

During the three and six months ended June 30, 2022, the Company repurchased 3,280,977 and 6,476,746 shares of its common stock through the stock repurchase program at an average cost of $14.48 and $15.80 per share and a total cost of approximately $47.5 million and $102.1 million, net of fees and commissions paid to the sales agent of approximately $33,000 and $161,000, respectively. During the three and six months ended June 30, 2021, the Company repurchased 1,414,888 and 2,901,557 shares of its common stock through the stock repurchase program at an average cost of $16.78 and $16.57 per share and a total cost of approximately $23.7 million and $48.1 million, net of fees and commissions paid to the sales agent of approximately $57,000 and $116,000, respectively. All stock repurchases for the three months ended March 31, 2022, and the six months ended June 30, 2021, were executed under the November 2020 Repurchase Authorization and prior to the Board’s adoption of the March 2022 Repurchase Authorization. As of June 30, 2022, the Company was permitted to purchase an additional $202.5 million of its common stock under the March 2022 Repurchase Authorization.

(f) Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2022:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$41,856	$—	$—	$41,856	$46,833	$—	$(1,255)	$45,578
OCI before reclassifications	(4,937)	—	—	(4,937)	(9,914)	—	1,255	(8,659)
Amounts reclassified from AOCI	—	—	—	—	—	—	—	—
Net OCI during the period (2)	(4,937)	—	—	(4,937)	(9,914)	—	1,255	(8,659)
Balance at end of period	$36,919	$—	$—	$36,919	$36,919	$—	$—	$36,919

(1)Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2) For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents changes in the balances of each component of the Company’s AOCI for the three and six months ended June 30, 2021:

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$75,752	$—	$(2,079)	$73,673	$79,607	$—	$(2,314)	$77,293
OCI before reclassifications	(9,589)	—	491	(9,098)	(13,444)	—	726	(12,718)
Amounts reclassified from AOCI	—	—	—	—	—	—	—	—
Net OCI during the period (2)	(9,589)	—	491	(9,098)	(13,444)	—	726	(12,718)
Balance at end of period	$66,163	$—	$(1,588)	$64,575	$66,163	$—	$(1,588)	$64,575

(1)  Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

11.    EPS Calculation

The following table presents a reconciliation of the (loss)/earnings and shares used in calculating basic and diluted (loss)/earnings per share for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands, Except Per Share Amounts)	2022	2021	2022	2021
Basic (Loss)/Earnings per Share:
Net (loss)/income	$(100,367)	$66,714	$(183,273)	$152,236
Dividends declared on preferred stock	(8,219)	(8,219)	(16,438)	(16,438)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(174)	(205)	(315)	(479)
Net (loss)/income to available common stockholders - basic	$(108,760)	$58,290	$(200,026)	$135,319
Basic weighted average common shares outstanding	102,515	110,383	104,531	111,577
Basic (Loss)/Earnings per Share	$(1.06)	$0.53	$(1.91)	$1.21

Diluted (Loss)/Earnings per Share:
Net (loss)/income to available common stockholders - basic	$(108,760)	$58,290	$(200,026)	$135,319
Interest expense on Convertible Senior Notes	—	—	—	7,823
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	—	205	—	479
Net (loss)/income available to common stockholders - diluted	$(108,760)	$58,495	$(200,026)	$143,621
Basic weighted average common shares outstanding	102,515	110,383	104,531	111,577
Effect of assumed conversion of Convertible Senior Notes to common shares	—	—	—	7,230
Unvested and vested restricted stock units	—	657	—	442
Diluted weighted average common shares outstanding (1)	102,515	111,040	104,531	119,249
Diluted (Loss)/Earnings per Share	$(1.06)	$0.53	$(1.91)	$1.20

(1)The Company had approximately 1.5 million equity instruments outstanding that were determined to be anti-dilutive and were excluded from the calculation of diluted EPS for the six months ended June 30, 2022.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $17.07. These equity instruments may continue to have a dilutive impact on future EPS.

During the six months ended June 30, 2022, the Convertible Senior Notes were determined to be anti-dilutive and were excluded from the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) is included in the denominator for the purpose of calculating diluted EPS. The Convertible Senior Notes may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 4.5 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At June 30, 2022, approximately 2.0 million shares of common stock remained available for grant in connection with stock-based awards

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 10, 2030.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of June 30, 2022 are designated to be settled in shares of the Company’s common stock.  The Company granted 74,251 and 677,776 RSUs during the three and six months ended June 30, 2022 and granted 53,991 and 675,303 RSUs during the three and six months ended June 30, 2021, respectively. There were 29,693 RSUs forfeited during the three and six months ended June 30, 2022 and no RSUs forfeited during the six months ended June 30, 2021. All RSUs outstanding at June 30, 2022 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain time-based and performance-based RSU awards, as a grant of stock at the time such awards are settled.  At June 30, 2022 and December 31, 2021, the Company had unrecognized compensation expense of $16.8 million and $12.3 million, respectively, related to RSUs.  The unrecognized compensation expense at June 30, 2022 is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock

The Company did not grant any shares of restricted common stock during the six months ended June 30, 2022 and 2021. At June 30, 2022, the Company did not have any shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid typically in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion.  Dividend equivalent payments are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments associated with RSU awards of approximately $141,000 and $311,000 during the three and six months ended June 30, 2022, respectively, and approximately $120,000 and $257,000 during the three and six months ended June 30, 2021, respectively. In addition, no dividend equivalents rights awarded as separate instruments were granted during the six months ended June 30, 2022 and 2021.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
RSUs	$3,540	$2,744	$6,185	$4,432
Total	$3,540	$2,744	$6,185	$4,432

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
JUNE 30, 2022
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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Non-employee directors	$(839)	$314	$(1,117)	$445
Total	$(839)	$314	$(1,117)	$445

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through June 30, 2022 and December 31, 2021 that had not been distributed and the Company’s associated liability for such deferrals at June 30, 2022 and December 31, 2021:

	June 30, 2022		December 31, 2021
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,803	$1,849	$2,687	$2,836
Total	$2,803	$1,849	$2,687	$2,836

(1)  Represents the cumulative amounts that were deferred by participants through June 30, 2022 and December 31, 2021, which had not been distributed through such respective date.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
Residential Whole Loans, at Fair Value

The Company determines the fair value of its residential whole loans held at fair value after considering valuations obtained from a third-party that specializes in providing valuations of residential mortgage loans. The valuation approach applied generally depends on whether the loan is considered performing or non-performing at the date the valuation is performed. For performing loans, estimates of fair value are derived using a discounted cash flow approach, where estimates of cash flows are determined from the scheduled payments, adjusted using forecasted prepayment, default and loss given default rates. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, the estimated value of the collateral, expected costs and estimated home price levels. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset. Indications of loan value such as actual trades, bids, offers and generic market color may be used in determining the appropriate discount yield. The Company’s residential whole loans held at fair value are generally classified as Level 3 in the fair value hierarchy; however, the Company determined that the market inputs used in valuing its Agency eligible investor loans were sufficiently observable to be classified as Level 2. $544.7 million of these loans were valued based on the observable prices of the related securitized debt as of June 30, 2022.

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
JUNE 30, 2022

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at June 30, 2022

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$912,245	$5,252,048	$6,164,293
Securities, at fair value	—	245,613	—	245,613
Total assets carried at fair value	$—	$1,157,858	$5,252,048	$6,409,906
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$441,883	$441,883
Agreements with mark-to-market collateral provisions	—	—	1,433,857	1,433,857
Securitized debt	—	2,323,718	—	2,323,718
Total liabilities carried at fair value	$—	$2,323,718	$1,875,740	$4,199,458

Fair Value at December 31, 2021

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$1,082,765	$4,222,584	$5,305,349
Securities, at fair value	—	256,685	—	256,685
Total assets carried at fair value	$—	$1,339,450	$4,222,584	$5,562,034
Liabilities:
Agreements with non-mark-to-market collateral provisions	—	—	628,280	628,280
Agreements with mark-to-market collateral provisions	$—	$—	$1,322,362	$1,322,362
Securitized debt	—	1,316,131	—	1,316,131
Total liabilities carried at fair value	$—	$1,316,131	$1,950,642	$3,266,773

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and six months ended June 30, 2022 and 2021 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Balance at beginning of period	$4,956,772	$1,207,997	$4,222,584	$1,216,902
Purchases and originations (1)(2)	674,202	837,859	1,788,245	837,859
Draws	82,482	423	143,822	423
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	(158,507)	6,226	(381,919)	38,313
Repayments	(280,662)	(38,932)	(482,747)	(64,502)
Sales and repurchases	(8,949)	430	(10,496)	430
Transfer to REO	(13,290)	(10,423)	(27,441)	(25,845)
Balance at end of period	$5,252,048	$2,003,580	$5,252,048	$2,003,580

(1) Included in the activity presented for the three months ended June 30, 2022 are approximately $28.9 million of residential whole loans held at fair value for which the Company committed to purchase during the three months ended March 31, 2022, but for which the closing of the purchase transaction occurred during the three months ended June 30, 2022.
(2) Excluded from the table above are approximately $131.3 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of June 30, 2021.

The following table presents additional information for the three and six months ended June 30, 2022 and 2021 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Balance at beginning of period	$563,860	$1,041,283	$628,280	$1,159,213
Payment of principal	(121,977)	(245,451)	(185,142)	(363,146)
Changes in unrealized losses	—	(491)	(1,255)	(726)
Balance at end of period	$441,883	$795,341	$441,883	$795,341

The following table presents additional information for the three and six months ended June 30, 2022 and 2021 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Three Months Ended June 30,		Six Months Ended June 30,
(In Thousands)	2022	2021	2022	2021
Balance at beginning of period	$1,555,250	$979,541	$1,322,362	$1,124,162
Issuances	401,122	299,650	870,606	391,647
Payment of principal	(522,515)	(421,125)	(759,111)	(657,743)
Changes in unrealized losses	—	—	—	—
Balance at end of period	$1,433,857	$858,066	$1,433,857	$858,066

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of June 30, 2022 and December 31, 2021:

	June 30, 2022
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$623,394	Discounted cash flow	Discount rate	5.7%	3.7-9.7%
			Prepayment rate	10.1%	0.0-38.4%
			Default rate	3.5%	0.0-35.2%
			Loss severity	11.6%	0.0-100.0%

	$298,296	Liquidation model	Discount rate	7.9%	6.7-50.0%
			Annual change in home prices	9.2%	3.4-19.6%
			Liquidation timeline (in years)	1.9	0.1-4.5
			Current value of underlying properties (3)	$765	$30-$3,763
Total	$921,690

	December 31, 2021
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$720,766	Discounted cash flow	Discount rate	3.6%	1.5-9.8%
			Prepayment rate	14.4%	0.0-44.0%
			Default rate	3.9%	0.0-50.8%
			Loss severity	11.7%	0.0-100.0%

	$351,008	Liquidation model	Discount rate	8.0%	6.7-50.0%
			Annual change in home prices	9.7%	4.5-21.9%
			Liquidation timeline (in years)	1.7	0.1-4.5
			Current value of underlying properties (3)	$770	$10-$3,995
Total	$1,071,774

(1) Excludes approximately $368,000 and $496,000 of loans for which management considers the purchase price continues to reflect the fair value of such loans at June 30, 2022 and December 31, 2021, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $441,000 and $421,000 as of June 30, 2022 and December 31, 2021, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

	June 30, 2022
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average (1)	Range

Purchased Performing Loans	$4,311,462	Discounted cash flow	Discount rate	6.3%	4.7-27.1%
			Prepayment rate	12.5%	0.0-57.6%
			Default rate	0.4%	0.0-18.4%
			Loss severity	7.8%	0.0-10.0%

	$18,528	Liquidation model	Discount rate	7.0%	7.0-7.0%
			Annual change in home prices	11.3%	0.0-16.5%
			Liquidation timeline (in years)	1.8	0.8-4.2
			Current value of underlying properties	$1,487	$52-$3,470
Total	$4,329,990

	December 31, 2021
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average (1)	Range

Purchased Performing Loans	$3,142,366	Discounted cash flow	Discount rate	3.9%	1.4-25.9%
			Prepayment rate	19.0%	0.0-47.2%
			Default rate	0.2%	0.0-17.8%
			Loss severity	8.4%	0.0-10.0%

	$7,948	Liquidation model	Discount rate	7.0%	7.0%-7.0%
			Annual change in home prices	6.5%	—%-14.8%
			Liquidation timeline (in years)	2.0	0.8-4.2
			Current value of underlying properties	$691	$60-$1,750
Total	$3,150,314

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at June 30, 2022 and December 31, 2021:

	June 30, 2022	June 30, 2022		December 31, 2021
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Residential whole loans	3	$7,278,336	$7,287,790	$6,830,235	$6,983,686
Residential whole loans	2	912,245	912,245	1,082,765	1,082,765
Securities, at fair value	2	245,613	245,613	256,685	256,685
Cash and cash equivalents	1	385,598	385,598	304,696	304,696
Restricted cash	1	159,745	159,745	99,751	99,751
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	905,087	905,761	939,540	940,257
Financing agreements with mark-to-market collateral provisions	3	2,467,528	2,467,670	2,403,151	2,403,724
Financing agreements with mark-to-market collateral provisions	2	157,895	157,895	159,148	159,148
Securitized debt (2)	2	3,374,716	3,299,290	2,650,473	2,646,203
Convertible senior notes	2	227,140	206,578	226,470	239,292

(1)Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.
(2)Includes Securitized debt that is carried at amortized cost basis and fair value.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the six months ended June 30, 2022 and 2021, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $45.2 million and $38.4 million, respectively, at the time of foreclosure. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

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
JUNE 30, 2022
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s loan securitization transactions currently outstanding as of June 30, 2022 and December 31, 2021:

(Dollars in Thousands)	June 30, 2022		December 31, 2021
Aggregate unpaid principal balance of residential whole loans sold	$5,604,714		$3,984,355
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$5,042,556		$3,667,790
Outstanding amount of Senior Bonds, at carrying value	$1,050,998	(1)	$1,334,342	(1)
Outstanding amount of Senior Bonds, at fair value	$2,323,718		$1,316,131
Outstanding amount of Senior Bonds, total	$3,374,716		$2,650,473
Weighted average fixed rate for Senior Bonds issued	2.91%	(2)	2.01%	(2)
Weighted average contractual maturity of Senior Bonds	37 years	(2)	36 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$529,502		$283,930
Cash received	$5,040,474		$3,682,082
(1)Net of $4.0 million and $6.8 million of deferred financing costs at June 30, 2022 and December 31, 2021, respectively.
(2)At June 30, 2022 and December 31, 2021, $1.4 billion and $329.0 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100, 200, or 300 basis points or more at defined dates ranging from 30 months, up to 36 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three months ended June 30, 2022, the Company issued Senior Bonds with a current face of $860.9 million to third-party investors for proceeds of $847.1 million, before offering costs and accrued interest. The Senior Bonds issued by the Company during the three months ended June 30, 2022 are included in “Financing agreements, at fair value” (at carrying value) on the Company’s consolidated balance sheets (see Note 6).

As of June 30, 2022 and December 31, 2021, as a result of the transactions described above, securitized loans of approximately $3.9 billion and $3.0 billion are included in “Residential whole loans” and REO with a carrying value of approximately $33.5 million and $35.4 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of June 30, 2022 and December 31, 2021, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $3.4 billion and $2.7 billion, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Financing agreements on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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
JUNE 30, 2022

Based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that it was required to consolidate each VIE created to facilitate the loan securitization transactions.

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of June 30, 2022 and December 31, 2021 are a total of $8.2 billion and $7.9 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

15. Segment Reporting

At June 30, 2022, the Company’s reportable segments include (i) mortgage-related assets and (ii) Lima One. The Corporate column in the table below primarily consists of corporate cash and related interest income, investments in loan originators and related economics, general and administrative expenses not directly attributable to Lima One, interest expense on unsecured convertible senior notes (Note 6), securitization issuance costs, intangible assets, and preferred stock dividends. This new alignment replaces the Company’s historical reporting of a single reportable segment.

The following tables summarize segment financial information, which in total reconciles to the same data for the Company as a whole. The Company is not presenting comparable segment statements of operations for the three and six months ended June 30, 2021 because the Company did not consolidate Lima One during those periods.

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended June 30, 2022
Interest Income	$84,732	$24,353	$236	$109,321
Interest Expense	39,889	12,916	3,937	56,742
Net Interest Income	$44,843	$11,437	$(3,701)	$52,579
Provision for Credit Losses on Residential Whole Loans	$(1,785)	$(32)	$—	$(1,817)
Provision for Credit Losses on Other Assets	—	—	(28,579)	(28,579)
Net Interest Income after Provision for Credit Losses	$43,058	$11,405	$(32,280)	$22,183

Net mark-to-market and other net loss on residential whole loans measured at fair value	$(175,281)	$(41,133)	$—	$(216,414)
Net gain on derivatives used for risk management purposes	44,161	3,643	—	47,804
Net mark-to-market on securitized debt at fair value	64,966	19,607	—	84,573
Net gain on real estate owned	7,150	35	—	7,185
Lima One - origination, servicing and other fee income	—	10,673	—	10,673
Other (loss)/income, net	(787)	129	(9,611)	(10,269)
Total Other Loss, net	$(59,791)	$(7,046)	$(9,611)	$(76,448)

General and administrative expenses (including compensation)	$—	$13,013	$16,554	$29,567
Loan servicing, financing, and other related costs	6,513	323	6,399	13,235
Amortization of intangible assets	—	—	3,300	3,300
Net Loss	$(23,246)	$(8,977)	$(68,144)	$(100,367)

Less Preferred Stock Dividend Requirement	$—	$—	$8,219	$8,219
Net Loss Available to Common Stock and Participating Securities	$(23,246)	$(8,977)	$(76,363)	$(108,586)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Six months ended June 30, 2022
Interest Income	$173,554	$41,853	$263	$215,670
Interest Expense	72,898	19,272	7,868	100,038
Net Interest Income	$100,656	$22,581	$(7,605)	$115,632
Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	1,731	(37)	—	1,694
Provision for Credit Losses on Other Assets	—	—	(28,579)	(28,579)
Net Interest Income after Reversal of Provision/(Provision) for Credit Losses	$102,387	$22,544	$(36,184)	$88,747

Net mark-to-market and other net loss on residential whole loans measured at fair value	$(428,691)	$(76,098)	$—	$(504,789)
Net gain on derivatives used for risk management purposes	130,396	11,509	—	141,905
Net mark-to-market on securitized debt at fair value	122,545	26,145	—	148,690
Net gain on real estate owned	15,885	32	—	15,917
Lima One - origination, servicing and other fee income	—	25,167	—	25,167
Other (loss)/income, net	(2,106)	340	(9,088)	(10,854)
Total Other Loss, net	$(161,971)	$(12,905)	$(9,088)	$(183,964)

General and administrative expenses (including compensation)	$—	$25,232	$32,588	$57,820
Loan servicing, financing, and other related costs	13,445	559	9,632	23,636
Amortization of intangible assets	—	—	6,600	6,600
Net Loss	$(73,029)	$(16,152)	$(94,092)	$(183,273)

Less Preferred Stock Dividend Requirement	$—	$—	$16,438	$16,438
Net Loss Available to Common Stock and Participating Securities	$(73,029)	$(16,152)	$(110,530)	$(199,711)

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
June 30, 2022
Total Assets	$6,976,030	$1,950,538	$553,058	$9,479,626

December 31, 2021
Total Assets	$7,482,171	$1,203,174	$454,343	$9,139,688

Lima One Segment

On July 1, 2021, the Company completed the acquisition of Lima One Holdings, LLC, the parent company of Lima One Capital, LLC (collectively, “Lima One”), a leading originator and servicer of business purpose loans.

The Lima One segment includes the stand-alone mortgage origination and servicing business of Lima One, including related direct expenses, plus Lima One-related residential whole loans and REO (defined as both those owned by Lima One on the acquisition date and those originated by Lima One since the acquisition date) and the economics related thereto (including the economics of associated financing and hedging instruments), all as recorded under GAAP. Associated financing economics are equal to the results of direct financings of Lima One-related residential whole loans and REO plus allocations of the results of financings,which include Lima One related residential whole loans and REO as part of their collateral, based on the relative

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2022
carrying values of the financed assets. Associated hedging economics are equal to allocations of the Company’s overall hedging results based on the relative estimated duration of each asset class hedged and the relative fair values of assets within each asset class.

Mortgage-Related Assets Segment

This segment is comprised of the remainder of the Company’s investments (including the economics of associated financing and hedging instruments).

16. Subsequent Events

Securitizations of Business Purpose Loans

Subsequent to quarter end, the Company completed two loan securitizations totaling $550.2 million, which generated additional liquidity of approximately $64.8 million.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Among the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements we make are: changes in inflation and interest rates and the market (i.e., fair) value of our residential whole loans, MBS, securitized debt and other assets and liabilities accounted for at fair value through earnings; the effectiveness of hedging transactions; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in our portfolio and could require us to reinvest the proceeds received by us as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans in our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on residential whole loans and the extent of prepayments, realized losses and changes in the composition of our residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; targeted or expected returns on our investments in recently-originated loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing cost associated with such investments; risks associated with our investments in MSR-related assets, including servicing, regulatory and economic risks, risks associated with our investments in loan originators, risks associated with investing in real estate assets, including changes in business conditions and the general economy and risks associated with the integration and ongoing operation of Lima One Holdings, LLC (including, without limitation, unanticipated expenditures relating to or liabilities arising from the transaction and/or the inability to obtain, or delays in obtaining, expected benefits (including expected growth in loan origination volumes) from the transaction); and other risks, uncertainties and factors described in the annual, quarterly and current reports that we file with the SEC.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

At June 30, 2022, we had total assets of approximately $9.5 billion, of which $8.2 billion, or 86%, represented residential whole loans. Our Purchased Performing Loans, which, as of June 30, 2022, comprised approximately 83% of our residential whole loans, include: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Rehabilitation loans or Fix and Flip loans), (iii) loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (or Agency eligible investor loans), and (v) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans). In addition, at June 30, 2022, we had approximately $245.6 million in investments in Securities, at fair value, which represented approximately 3% of our total assets.  At such date, our Securities, at fair value included MSR-related assets and CRT securities. Our MSR-related assets include term notes whose cash flows are considered to be largely dependent on MSR collateral. Our remaining investment-related assets, which represent approximately 3% of our total assets at June 30, 2022, were primarily comprised of REO, capital contributions made to loan origination partners, other interest-earning assets, and loan-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income and the market value of our assets, liabilities and hedges that are accounted for at fair value through earnings, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive residential mortgage assets. Changes in these factors, or uncertainty in the market regarding the potential for changes in these factors, can result in significant changes in the value and/or performance of our investment portfolio. Further, our GAAP results may be impacted by market volatility, resulting in changes in market values of certain financial instruments for which changes in fair value are recorded in net income each period, including certain residential whole loans, securitized debt and Swaps. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense), the level of loan delinquencies, which may result in changes in the amount of non-accrual loans, and prepayment speeds, the behavior of which involves various risks and uncertainties. Interest rates and conditional prepayment rates (or CPRs) (which is an annualized measure of the amount of unscheduled principal prepayments on an asset as a percentage of the asset balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our financial results are impacted by estimates of credit losses that are required to be recorded when loans that are not accounted for at fair value through net income are acquired or originated, as well as changes in these credit loss estimates that will be required to be made periodically.

With respect to our business operations, increases in interest rates, in general, may over time cause: (i) the interest expense associated with our borrowings to increase; (ii) the value of certain of our residential mortgage assets and securitized debt to decline; (iii) coupons on our adjustable-rate assets to reset, on a delayed basis, to higher interest rates; (iv) prepayments on our assets to decline, thereby slowing the amortization of purchase premiums and the accretion of our purchase discounts, and slowing our ability to redeploy capital to generally higher yielding investments; and (v) the value of our derivative hedging instruments, if any, to increase. Conversely, decreases in interest rates, in general, may over time cause: (i) the interest expense associated with our borrowings to decrease; (ii) the value of certain of our residential mortgage assets and securitized debt, to increase; (iii) coupons on our adjustable-rate assets, on a delayed basis, to lower interest rates; (iv) prepayments on our assets to increase, thereby accelerating the amortization of purchase premiums and the accretion of our purchase discounts, and accelerating the redeployment of our capital to generally lower yielding investments; and (v) the value of our derivative hedging instruments, if any, to decrease.  Further, changes in credit spreads will also impact the valuation of our residential whole loans and securitized debt, which could result in volatility in GAAP earnings. In addition, our borrowing costs and credit lines are further affected by the type of collateral we pledge and general conditions in the credit market.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR reflects the conditional prepayment rate, which measures voluntary prepayments of a loan, and the conditional default rate (or CDR) measures involuntary prepayments resulting from defaults. CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended June 30, 2022, the average CPRs on certain of our loan portfolios were: 19.5% for Non-QM loans, 14.7% for Single-family rental loans, 10.9% for Purchased Credit Deteriorated loans, and 12.7% for Purchased Non-Performing loans.

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

The second quarter of 2022 continued to be an extremely challenging period for fixed income investors, and exceptionally so for mortgage investors, including us, and was characterized by further increases in interest rates across the yield curve as well as wider credit spreads. We continued to address these challenges by taking steps to further hedge our exposure to interest rate risk, closely managing liquidity and shifting our funding mix to decrease recourse mark-to-market financing and increase non-recourse securitized debt. Specifically, we added $0.7 billion in interest rate swaps and completed additional securitizations. While higher absolute rates and wider spreads on securitized mortgage assets continue to pressure mortgage loan pricing, the additional risk management measures taken did mitigate the impact of the interest rate environment and resulted in a moderate book value decline for MFA.

Second quarter 2022 Portfolio Activity and impact on financial results

At June 30, 2022, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value was approximately $8.6 billion compared to $8.7 billion at March 31, 2022.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended June 30, 2022:

(In Millions)	March 31, 2022	Runoff (1)	Acquisitions (2)	Other (3)	June 30, 2022	Change
Residential whole loans and REO	$8,407	$(585)	$729	$(225)	$8,326	$(81)
Securities, at fair value	250	(1)	—	(3)	246	(4)
Totals	$8,657	$(586)	$729	$(228)	$8,572	$(85)

(1)    Primarily includes principal repayments and sales of REO.
(2)    Includes draws on previously originated Rehabilitation loans.
(3)    Primarily includes changes in fair value and changes in the allowance for credit losses.

At June 30, 2022, our total recorded investment in residential whole loans and REO was $8.3 billion, or 97.1% of our residential mortgage asset portfolio. Of this amount, $6.8 billion are Purchased Performing Loans, $474.9 million are Purchased Credit Deteriorated Loans and $922.1 million are Purchased Non-performing Loans. Loan acquisition activity of $728.6 million for the three months ended June 30, 2022 included $220.1 million of Non-QM loans and $508.5 million of business purpose loans (including draws on Rehabilitation loans). For the three months ended June 30, 2022, we recognized approximately $102.4 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 4.85%, with Purchased Performing Loans generating an effective yield of 4.20%, Purchased Credit Deteriorated Loans generating an effective yield of 6.85% and Purchased Non-performing Loans generating an effective yield of 9.40%. All of our Purchased Non-performing Loans and certain of our Purchased Performing Loans are measured at fair value as a result of the election of the fair value option at acquisition. Included in earnings in Other income, net are net losses on these loans of $216.4 million for the three months ended June 30, 2022. At June 30, 2022 and March 31, 2022, we had REO with an aggregate carrying value of $135.8 million and $156.2 million, respectively, which is included in Other assets on our consolidated balance sheets.

At June 30, 2022, our Securities, at fair value totaled $245.6 million and included $152.9 million of MSR-related assets and $92.7 million of CRT securities. The net yield on our Securities, at fair value was 10.09% for the three months ended June 30, 2022, compared to 10.13% for the three months ended March 31, 2022.

For the three months ended June 30, 2022, we recorded a provision for credit losses on residential whole loans held at carrying value of $1.8 million. The provision recorded in the second quarter primarily reflects adjustments to lower future estimates of prepayment speeds given recent and expected future increases in market interest rates, partially offset by the run-off of loans held at carrying value. The total allowance for credit losses recorded on residential whole loans held at carrying value at June 30, 2022 was $36.9 million. In addition, as of June 30, 2022, CECL reserves for credit losses totaling approximately $110,000 were recorded related to undrawn commitments on loans held at carrying value. Further, we recorded an impairment charge in earnings of $28.6 million against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero at June 30, 2022. These investments, which were legally structured as preferred equity interests, are nonetheless accounted for by the Company as debt instruments, based on an evaluation of the Company’s rights and obligations under the terms of the agreements.

During the second quarter of 2022, we continued to execute on our strategy of entering into more durable forms of financing by completing two securitizations consisting of $509.5 million of business purpose loans, including our first securitization of approximately $250.0 million of Rehabilitation loans. We also completed another securitization of Non-QM loans totaling $540.7 million, with a weighted average coupon of bonds sold of 4.00%, providing longer term, non-recourse, non-mark-to-market financing. Subsequent to the second quarter, we completed two additional securitizations totaling $550.2 million, further reducing our use of recourse, mark-to-market financing. During the second quarter of 2022, interest rates again increased and credit spreads further widened, impacting the values of the majority of our residential whole loan portfolios and associated financing liabilities and hedges, which resulted in significant mark-to-market losses in our GAAP financial results. Market observers continue to scrutinize the pace at which the Federal Reserve will increase interest rates during the remainder of 2022 and the impact such rate increases will have on levels of inflation and the overall economic environment.

Our GAAP book value per common share was $16.42 as of June 30, 2022. Book value per common share decreased from $17.84 as of March 31, 2022. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains on our residential whole loans and securitized debt held at carrying value, was $17.25 as of June 30, 2022, a decrease from $18.81 as of March 31, 2022. Decreases in GAAP and Economic book value during the second quarter of 2022 primarily reflect declines in the fair value of our Residential whole loan portfolios due to increased interest rates and widening spreads. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to “Economic Book Value” below.

Information About Our Assets

The table below presents certain information about our asset allocation at June 30, 2022:

ASSET ALLOCATION

(Dollars in Millions)	Purchased Performing Loans (1)		Purchased Credit Deteriorated Loans (2)		Purchased Non-Performing Loans		Securities, at fair value		Real Estate Owned		Other, net (3)	Total
Fair Value/Carrying Value	$6,794		$475		$922		$246		$136		$705	$9,278
Financing Agreements with Non-mark-to-market Collateral Provisions	(589)		(115)		(192)		—		(9)		—	(905)
Financing Agreements with Mark-to-market Collateral Provisions	(2,223)		(99)		(129)		(158)		(16)		—	(2,625)
Securitized Debt	(2,904)		(177)		(275)		—		(19)		—	(3,375)
Convertible Senior Notes	—		—		—		—		—		(227)	(227)
Net Equity Allocated	$1,078		$84		$326		$88		$92		$478	$2,146
Debt/Net Equity Ratio (4)	5.3	x	4.7	x	1.8	x	1.8	x	0.5	x		3.3	x

(1)Includes $3.5 billion of Non-QM loans, $1.0 billion of Rehabilitation loans, $1.3 billion of Single-family rental loans, $92.9 million of Seasoned performing loans, and $912.2 million of Agency eligible investor loans. At June 30, 2022, the total fair value of these loans is estimated to be approximately $6.7 billion.
(2)At June 30, 2022, the total fair value of these loans is estimated to be approximately $528.4 million.
(3)Includes $385.6 million of cash and cash equivalents, $159.7 million of restricted cash, and $32.0 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(4)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements noted above as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at June 30, 2022. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Deteriorated Loans (2)	Purchased Non-Performing Loans
Amount due:
Within one year	$501,580	$964	$3,367
After one year:
Over one to five years	604,287	2,932	3,267
Over five years	5,701,266	494,421	915,424
Total due after one year	$6,305,553	$497,353	$918,691
Total residential whole loans	$6,807,133	$498,317	$922,058

(1)Excludes an allowance for credit losses of $13.5 million at June 30, 2022.
(2)Excludes an allowance for credit losses of $23.4 million at June 30, 2022.

The following table presents, at June 30, 2022, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)	Purchased Credit Deteriorated Loans (1)(3)	Purchased Non-Performing Loans (1)
Interest rates:
Fixed	$4,952,832	$420,471	$734,282
Adjustable	1,352,721	76,882	184,409
Total	$6,305,553	$497,353	$918,691

(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of June 30, 2022.
(2)Excludes an allowance for credit losses of $13.5 million at June 30, 2022.
(3)Excludes an allowance for credit losses of $23.4 million at June 30, 2022.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at June 30, 2022 and December 31, 2021:

(Dollars in Thousands)	June 30, 2022	December 31, 2021
MSR-Related Assets
Face/Par	$154,350	$154,350
Fair Value	152,927	153,771
Amortized Cost	125,147	121,376
Weighted average yield (1)	10.84%	10.30%
Weighted average time to maturity	1.2 years	1.7 years

CRT Securities
Face/Par	$97,190	$99,999
Fair Value	92,686	102,914
Amortized Cost	86,106	86,643
Weighted average yield (1)	10.31%	10.52%
Weighted average time to maturity	17.8 Years	18.5 years
(1)Weighted average yield is annualized interest income divided by average amortized cost for Securities, at fair value held at June 30, 2022 and December 31, 2021.

Tax Considerations

Current period estimated taxable income

We estimate that for the six months ended June 30, 2022, our REIT taxable income was approximately $25.0 million.

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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for the six months ended June 30, 2022, our gross TRS taxable loss will be $80.9 million and that we will not utilize any of our net operating loss; resulting in a net TRS taxable loss of $80.9 million. Net income generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS.

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

While the likelihood of enactment of major mortgage finance system reform in the short term remains uncertain, it is possible that the adoption of any such reforms could adversely affect the types of assets we can buy, the costs of these assets and our business operations. A reduction in the ability of mortgage loan originators to access Fannie Mae and Freddie Mac to sell their mortgage loans may adversely affect the mortgage markets generally and adversely affect the ability of mortgagors to refinance their mortgage loans. In addition, any decline in the value of securities issued by Fannie Mae and Freddie Mac may affect the value of MBS in general. The recent change of FHFA Leadership raises further uncertainties about whether, and if so on what timeline, the Biden administration will address the conservatorships of the GSEs and any such comprehensive housing reform.

On October 27, 2021, FHFA announced that it is seeking comment on a proposed rulemaking that would introduce additional public disclosure requirements for the Enterprise Regulatory Capital Framework (or ERCF) for Fannie Mae and Freddie Mac. As proposed, the rule would implement quarterly quantitative and qualitative disclosure requirements for Fannie Mae and Freddie Mac related to regulatory capital instruments, risk-weighted assets calculated under the ERCF’s standardized approach, and risk management policies and procedures. This notice of proposed rulemaking suggests the potential for enhanced regulation and reporting obligations in the mortgage and securitization industries, which in turn may further increase the economic and compliance costs for participants in the mortgage and securitization industries, including us. On February 25, 2022, FHFA announced its final rule amending the ERCF by refining the prescribed leverage buffer amount (leverage buffer) and risk-based capital treatment of retained CRT exposures for Fannie Mae and Freddie Mac (or the enterprises). The final rule largely tracks the proposed rule. Among other things, the final rule will replace the fixed leverage buffer equal to 1.5% of an enterprise’s adjusted total assets with a dynamic leverage buffer equal to 50% of the enterprise’s stability capital buffer; replace the prudential floor of 10% on the risk weight assigned to any retained CRT exposure with a prudential floor of 5% on the risk weight assigned to any retained CRT exposure; and remove the requirement that an enterprise must apply an overall effectiveness adjustment to its retained CRT exposures. The final rule went into effect on May 16, 2022.

On June 1, 2022, FHFA published a Final Rule that supplements the ERCF by requiring Fannie Mae and Freddie Mac or Enterprises to submit annual capital plans to the Agency and provide prior notice for certain capital actions. The final rule also incorporates the stress capital buffer determination from the ERCF into the capital planning process. Among other things, the final rule mandates that the Enterprises’ capital plans must include:

•An assessment of the expected sources and uses of capital over the planning horizon;
•Estimates of projected revenues, expenses, losses, reserves, and pro forma capital levels under a range of the Enterprise's internal scenarios, as well as under FHFA's scenarios;
•A description of all planned capital actions over the planning horizon;
•A discussion of how the Enterprise will, under expected and stressful conditions, maintain capital commensurate with the business risks and continue to serve the housing market; and
•A discussion of any expected changes to the Enterprise's business plan that are likely to have a material impact on the Enterprise's capital adequacy or liquidity.

This final rule is effective August 2, 2022 and the first capital plan for each Enterprise must be submitted by May 20, 2023.

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

Results of Operations

Quarter Ended June 30, 2022 Compared to the Quarter Ended March 31, 2022

We have elected to present our current quarter results of operations in comparison to the immediately preceding quarter, instead of the corresponding quarter of the prior year, which we believe offers a better basis for comparison due to a higher degree of similarity in our business model and investments. Because this is our first report reflecting this election, we are also presenting our current quarter results of operations in comparison to the corresponding quarter of the prior year. For our future reports, we will present a discussion of our results of operations for the current quarter compared to the immediately preceding prior quarter only.

The following table summarizes the changes in our results of operations for the three months ended June 30, 2022 compared to the three months ended March 31, 2022.

	Three Months Ended
(In Thousands)	June 30, 2022	March 31, 2022	QoQ Change
Interest Income:
Residential whole loans	$102,354	$99,466	$2,888
Securities, at fair value	5,294	5,275	19
Other interest-earning assets	1,349	1,506	(157)
Cash and cash equivalent investments	324	102	222
Interest Income	$109,321	$106,349	$2,972

Interest Expense:
Asset-backed and other collateralized financing arrangements	$52,805	$39,365	$13,440
Other interest expense	3,937	3,931	6
Interest Expense	$56,742	$43,296	$13,446

Net Interest Income	$52,579	$63,053	$(10,474)

(Provision)/Reversal of Provision for Credit Losses on Residential Whole Loans	$(1,817)	$3,511	$(5,328)
Provision for Credit Losses on Other Assets	(28,579)	—	(28,579)
Net Interest Income after (Provision)/Reversal of Provision for Credit Losses	$22,183	$66,564	$(44,381)

Other Loss, net:
Net mark-to-market and other loss on residential whole loans measured at fair value	$(216,414)	$(288,375)	$71,961
Net gains on derivatives used for risk management purposes	47,804	94,101	(46,297)
Net mark-to-market on Securitized debt measured at fair value	84,573	64,117	20,456
Net gain on real estate owned	7,185	8,732	(1,547)
Lima One - origination, servicing and other fee income	10,673	14,494	(3,821)
Other, net	(10,269)	(585)	(9,684)
Other Loss, net	$(76,448)	$(107,516)	$31,068

Operating and Other Expense:
Compensation and benefits	$19,060	$19,556	$(496)
Other general and administrative expense	10,507	8,697	1,810
Loan servicing, financing and other related costs	13,235	10,401	2,834
Amortization of intangible assets	3,300	3,300	—
Operating and Other Expense	$46,102	$41,954	$4,148

Net Loss	$(100,367)	$(82,906)	$(17,461)
Less Preferred Stock Dividend Requirement	$8,219	$8,219	$—
Net Loss Available to Common Stock and Participating Securities	$(108,586)	$(91,125)	$(17,461)

Basic Loss per Common Share	$(1.06)	$(0.86)	$(0.20)
Diluted Loss per Common Share	$(1.06)	$(0.86)	$(0.20)

General

For the second quarter of 2022, we had a net loss available to our common stock and participating securities of $108.6 million, or $(1.06) per basic and diluted common share, compared to a net loss available to common stock and participating securities of $91.1 million, or $(0.86) per basic and diluted common share, for the first quarter of 2022. The net loss available to common stock and participating securities in the current period reflects lower net gains of $46.3 million on derivatives used for risk management purposes, a $28.6 million provision for Credit Losses on Other Assets recorded during the current quarter and lower net interest income, partially offset by lower mark-to-market losses on our residential whole loans measured at fair value through earnings of $72.0 million as well as $20.5 million higher unrealized gains on securitized debt measured at fair value through earnings. For the second quarter of 2022, the net loss on our residential whole loans measured at fair value through earnings totaled $216.4 million, compared to a net loss of $288.4 million in the first quarter of 2022. The provision recorded for credit losses on residential whole loans in the second quarter of 2022 primarily reflects adjustments to lower future estimates of prepayment speeds given recent and expected future increases in market interest rates, partially offset by the run-off of loans held at carrying value. The reversal of provision recorded in the first quarter of 2022 primarily reflects the run-off of loans held at carrying value and adjustments to certain macroeconomic and loan prepayment speed assumptions used in our credit loss forecasts.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense), the level of loan delinquencies, which may result in changes in the amount of non-accrual loans, and prepayment speeds on our investments. Interest rates and CPRs (which measure the amount of unscheduled principal prepayment on a bond or loan as a percentage of its unpaid balance) vary according to the type of investment, conditions in the financial markets and other factors, none of which can be predicted with any certainty.

The changes in average interest-earning assets and average interest-bearing liabilities and their related yields and costs are discussed in greater detail below under “Interest Income” and “Interest Expense.”

For the second quarter of 2022, our net interest spread and margin were 1.37% and 2.13%, respectively, compared to a net interest spread and margin of 1.96% and 2.63%, respectively, for the first quarter of 2022. Our net interest income decreased by $10.5 million, or 16.6%, to $52.6 million for the second quarter of 2022 compared to net interest income of $63.1 million for the first quarter of 2022. For the second quarter of 2022, net interest income includes lower net interest income from our residential whole loan portfolio of approximately $10.2 million compared to the first quarter of 2022, primarily due to higher financing rates partially offset by higher average amounts invested in these assets. Net interest income also includes lower net interest income from our securities portfolio for the second quarter of 2022 of approximately $317,000 compared to the first quarter of 2022, primarily due to higher financing rates for these assets.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended June 30, 2022 and March 31, 2022. Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown. The yields and costs include premium amortization and purchase discount accretion, which are considered adjustments to interest rates.

	Three Months Ended June 30, 2022			Three Months Ended March 31, 2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,438,119	$102,354	4.85%	$8,047,777	$99,466	4.94%
Securities, at fair value	209,938	5,294	10.09	208,312	5,275	10.13
Cash and cash equivalents (2)	505,745	324	0.26	443,339	102	0.09
Other interest-earning assets	52,310	1,349	10.32	61,447	1,506	9.80
Total interest-earning assets	9,206,112	109,321	4.75	8,760,875	106,349	4.86

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (3)	$3,638,476	$28,608	3.11%	$3,919,686	$24,416	2.49%
Securitized debt (4)	3,277,879	24,197	2.92	2,582,548	14,949	2.32
Convertible Senior Notes	226,920	3,937	6.94	226,586	3,931	6.94
Total interest-bearing liabilities	7,143,275	56,742	3.14	6,728,820	43,296	2.57
Net interest income/net interest rate spread (5)		52,579	1.61		63,053	2.29
Less net Swap expense		4,273	0.24		5,528	0.33
Net interest rate spread (including the impact of Swaps)		$48,306	1.37%		$57,525	1.96%
Net interest-earning assets/net interest margin (6)	$2,062,837		2.13%	$2,032,055		2.63%

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
(2)Includes average interest-earning cash, cash equivalents and restricted cash.
(3)Collateralized financing agreements include the following: mark-to-market asset based financing and non-mark-to-market asset based financing. For additional information, see Note 6, included under Item 1 of this Quarterly Report on Form 10-Q.
(4)Includes both Securitized debt, at carrying value, and Securitized debt, at fair value.
(5)Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.
(6)Net interest margin reflects annualized net interest income (including net swap expense) divided by average interest-earning assets.

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

	Three Months Ended June 30, 2022
	Compared to
	Three Months Ended March 31, 2022
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$4,732	$(1,844)	$2,888
Securities, at fair value	40	(21)	19
Cash and cash equivalents	15	207	222
Other interest-earning assets	(234)	77	(157)
Total net change in income of interest-earning assets	$4,553	$(1,581)	$2,972

Interest-bearing liabilities:
Residential whole loan financing agreements	$(1,835)	$5,641	$3,806
Securities, at fair value repurchase agreements	(2)	338	336
REO financing agreements	12	38	50
Securitized debt	4,717	4,531	9,248
Convertible Senior Notes	6	—	6
Total net change in expense of interest-bearing liabilities	$2,898	$10,548	$13,446
Net change in net interest income	$1,655	$(12,129)	$(10,474)

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
June 30, 2022	1.37%	2.13%
March 31, 2022	1.96	2.63
December 31, 2021	2.93	3.56
September 30, 2021	2.98	3.70
June 30, 2021	3.02	3.86

(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds (including net swap expense).
(2)Reflects annualized net interest income (including net swap expense) divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans for the quarterly periods presented:

	Quarter Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021

Purchased Performing Loans
Net Yield (1)	4.20%	4.18%	4.12%	4.56%	4.45%
Cost of Funding (2)	3.28%	2.74%	2.24%	2.14%	2.09%
Net Interest Spread	0.92%	1.44%	1.88%	2.42%	2.36%

Purchased Credit Deteriorated Loans
Net Yield (1)	6.85%	6.79%	7.15%	7.08%	7.17%
Cost of Funding (2)	3.17%	2.88%	2.32%	2.18%	2.39%
Net Interest Spread	3.68%	3.91%	4.83%	4.90%	4.78%

Purchased Non-Performing Loans
Net Yield (1)	9.40%	9.82%	9.83%	8.81%	7.98%
Cost of Funding (2)	3.34%	3.09%	2.53%	2.43%	2.71%
Net Interest Spread	6.06%	6.73%	7.30%	6.38%	5.27%

Total Residential Whole Loans
Net Yield (1)	4.85%	4.94%	5.08%	5.52%	5.48%
Cost of Funding (2)	3.28%	2.79%	2.28%	2.20%	2.25%
Net Interest Spread	1.57%	2.15%	2.80%	3.32%	3.23%

(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above for the quarterly periods ended June 30, 2022, March 31, 2022 and December 31, 2021 includes the impact of the net carrying cost (the amount by which swap interest expense paid exceeds swap interest income received) on our Swaps. While we have not elected hedge accounting treatment for Swaps and accordingly the net carrying cost is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate the net carrying cost to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the quarter ended June 30, 2022, this increased the overall funding cost by 25 basis points for our Residential whole loans, 23 basis points for our Purchased Performing Loans, 43 basis points for our Purchased Credit Deteriorated Loans, and 29 basis points for our Purchased Non-Performing Loans. For the quarter ended March 31, 2022, this increased the overall funding cost by 35 basis points for our Residential whole loans, 33 basis points for our Purchased Performing Loans, 56 basis points for our Purchased Credit Deteriorated Loans, and 39 basis points for our Purchased Non-Performing Loans. For the quarter ended December 31, 2021, this increased the overall funding cost by 5 basis points for our Residential whole loans, 5 basis points for our Purchased Performing Loans, 9 basis points for our Purchased Credit Deteriorated Loans, and 2 basis points for our Purchased Non-Performing Loans.

The following table presents the components of the net interest spread earned on our residential mortgage securities and MSR-related assets for the quarterly periods presented:

	Securities, at fair value
Quarter Ended	Net Yield (1)(2)	Cost of Funding (3)	Net Interest Rate Spread
June 30, 2022	10.09%	2.54%	7.55%
March 31, 2022	10.13	1.72	8.41
December 31, 2021	26.28	1.50	24.78
September 30, 2021	18.78	1.61	17.17
June 30, 2021	24.57	1.81	22.76

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
(3)Reflects annualized interest expense divided by average balance of repurchase agreements.

Interest Income

Interest income on our residential whole loans increased by $2.9 million, or 2.9%, for the second quarter of 2022, to $102.4 million compared to $99.5 million for the first quarter of 2022. This increase primarily reflects a $390.3 million increase in the average balance of this portfolio to $8.4 billion for the second quarter of 2022, partially offset by a decrease in the yield to 4.85% for the second quarter of 2022 from 4.94% for the first quarter of 2022.

Interest income on our Securities, at fair value portfolio increased slightly by $19,000 to $5.3 million for the second quarter of 2022 from $5.3 million for the first quarter of 2022. This increase primarily reflects an increase in the average amortized cost of the portfolio of $1.6 million, partially offset by a decrease in the net yield on our Securities, at fair value to 10.09% for the second quarter of 2022, compared to 10.13% for the first quarter of 2022.

Interest Expense

Our interest expense for the second quarter of 2022 increased by $13.4 million, or 31.1%, to $56.7 million, from $43.3 million for the first quarter of 2022. This increase primarily reflects an increase in financing rates on our financing agreements and an increase in our average collateralized financing agreement borrowings to finance our residential mortgage asset portfolio.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the second quarter of 2022, we recorded a provision for credit losses on residential whole loans held at carrying value of $1.8 million (which includes a reversal of provision for credit losses on undrawn commitments of $46,000) compared to a reversal of provision of $3.5 million for the first quarter of 2022. The provision recorded in the second quarter primarily reflects adjustments to lower future estimates of prepayment speeds given recent and expected future increases in market interest rates, partially offset by the run-off of loans held at carrying value. With respect to our residential whole loans held at carrying value, CECL requires that reserves for credit losses are estimated at the reporting date based on expected cash flows over the life of the loan or financial instrument, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions.

Provision for Credit Losses on Other Assets

For the second quarter of 2022, we recorded a provision for credit losses on Other Assets of $28.6 million reflecting an impairment charge against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero at June 30, 2022.

Other Loss, net

For the second quarter of 2022, Other Loss, net was $76.4 million, compared to Other Loss, net of $107.5 million for the first quarter of 2022.  The components of Other Loss, net for the second and first quarters of 2022 are summarized in the table below:

	Three Months Ended
(In Thousands)	June 30, 2022	March 31, 2022
Net mark-to-market and other net loss on residential whole loans measured at fair value	$(216,414)	$(288,375)
Net gains on derivatives used for risk management purposes	47,804	94,101
Net mark-to-market on Securitized debt measured at fair value	84,573	64,117
Net gain on real estate owned	7,185	8,732
Lima One - origination, servicing and other fee income	10,673	14,494
Unrealized loss on loan originator investment	(10,583)	(780)
Other, net	314	195
Other Loss, net	$(76,448)	$(107,516)

Operating and Other Expense

For the second quarter of 2022, we had compensation and benefits and other general and administrative expenses of $29.6 million, compared to $28.3 million for the first quarter of 2022. Compensation and benefits expense decreased $496,000 to $19.1 million for the second quarter of 2022, compared to $19.6 million for the first quarter of 2022, primarily reflecting decreases in expenses for payroll tax and employee benefits. These declines were partially offset by an increase in salary and annual bonus compensation at Lima One, whose compensation expense includes commissions paid to employees, which are subject to variability based on their volume of loan originations, where the commission rate generally increases over the course of the calendar year as origination thresholds are met. Our other general and administrative expenses increased by $1.8 million to $10.5 million for the second quarter of 2022, compared to $8.7 million for the first quarter of 2022 primarily reflecting Directors compensation costs related to the annual grant of equity awards to non-employee Directors made in the second quarter of 2022, higher state tax expense and higher professional service costs.

Operating and Other Expense for the second quarter of 2022 also includes $13.2 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior quarter period by approximately $2.8 million, or 27.2%, primarily due to higher expenses recognized related to loan securitization activities, partially offset by lower servicing fees and non-recoverable advances on our REO portfolio.

In addition, Other expenses for the second and first quarters of 2022 also include $3.3 million of amortization related to intangible assets recognized as part of the purchase accounting for the Lima One acquisition.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
June 30, 2022	(1.14)%	(4.35)%	(0.42)	24.33%	3.3	1.8
March 31, 2022	(0.97)	(3.33)	(0.51)	26.63	3.1	1.9
December 31, 2021	1.67	6.84	1.38	30.00	2.5	1.5
September 30, 2021	6.64	20.48	0.36	34.55	2.2	1.4
June 30, 2021	3.46	10.57	0.77	37.28	1.8	1.0

(1)Reflects annualized net income available to common stock and participating securities divided by average total assets. For the quarters ended June 30, 2022 and March 31, 2022, the amounts calculated reflect the quarterly net income available to common stock and participating securities divided by average total assets.
(2)Reflects annualized net income divided by average total stockholders’ equity. For the quarters ended June 30, 2022 and March 31, 2022, the amounts calculated reflect the quarterly net income divided by average total stockholders’ equity.
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

Quarter Ended June 30, 2022 Compared to the Quarter Ended June 30, 2021

The following table summarizes the changes in our results of operations for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

	Three Months Ended
(In Thousands)	June 30, 2022	June 30, 2021	QoQ Change
Interest Income:
Residential whole loans	$102,354	$69,016	$33,338
Securities, at fair value	5,294	15,345	(10,051)
Other interest-earning assets	1,349	108	1,241
Cash and cash equivalent investments	324	59	265
Interest Income	$109,321	$84,528	$24,793

Interest Expense:
Asset-backed and other collateralized financing arrangements	$52,805	$21,640	$31,165
Other interest expense	3,937	3,915	22
Interest Expense	$56,742	$25,555	$31,187

Net Interest Income	$52,579	$58,973	$(6,394)

Reversal of Provision for Credit Losses on Residential Whole Loans	$(1,817)	$8,867	$(10,684)
Provision for Credit Losses on Other Assets	(28,579)	—	(28,579)
Net Interest Income after Reversal of Provision for Credit Losses	$22,183	$67,840	$(45,657)

Other Income, net:
Net mark-to-market and other net loss on residential whole loans measured at fair value	$(216,414)	$6,021	$(222,435)
Net gains on derivatives used for risk management purposes	47,804	(1,057)	48,861
Net mark-to-market on Securitized debt measured at fair value	84,573	(232)	84,805
Net gain on real estate owned	7,185	4,456	2,729
Lima One - origination, servicing and other fee income	10,673	—	10,673
Other, net	(10,269)	12,459	(22,728)
Other Loss, net	$(76,448)	$21,647	$(98,095)

Operating and Other Expense:
Compensation and benefits	$19,060	$8,886	$10,174
Other general and administrative expense	10,507	7,887	2,620
Loan servicing, financing and other related costs	13,235	6,000	7,235
Amortization of intangible assets	3,300	—	3,300
Operating and Other Expense	$46,102	$22,773	$23,329

Net (Loss)/Income	$(100,367)	$66,714	$(167,081)
Less Preferred Stock Dividend Requirement	$8,219	$8,219	$—
Net (Loss)/Income Available to Common Stock and Participating Securities	$(108,586)	$58,495	$(167,081)

Basic (Loss)/Earnings per Common Share	$(1.06)	$0.53	$(1.59)
Diluted (Loss)/Earnings per Common Share	$(1.06)	$0.53	$(1.59)
General

For the second quarter of 2022, we had a net loss available to our common stock and participating securities of $108.6 million, or $(1.06) per basic and diluted common share, compared to net income available to common stock and participating securities of $58.5 million, or $0.53 per basic and diluted common share, for the second quarter of 2021. This decrease in net income available to common stock and participating securities reflects lower Other income, primarily due to mark-to-market losses on residential whole loans that are measured at fair value through earnings. For the second quarter of 2022, the net loss on these loans totaled $216.4 million, compared to net gains of $6.0 million in the prior year period. The current quarter losses on the loan portfolio were partially offset by unrealized gains on securitized debt measured at fair value through earnings as well as gains on derivatives used for risk management purposes totaling $132.4 million. In addition, these net losses on portfolio investments were also partially offset by higher net REO related gains and Origination, Servicing and Other Fee income at Lima One. Other income was significantly lower in the second quarter of 2022 than in the prior year period and resulted in the overall net loss. Net interest income on our residential whole loan investments was also lower in the second quarter of 2022, primarily reflecting higher funding costs compared to the prior year period. For the second quarter of 2022, we recorded a Provision for Credit Losses on Other Assets of $28.6 million, reflecting an impairment charge against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero at June 30, 2022. In addition, for the second quarter of 2022 we recorded a net Provision for Credit Losses on Residential Whole Loans held at carrying value compared to a reversal for credit losses in the prior year period, primarily reflecting adjustments to lower future estimates of prepayment speeds given recent and expected future increases in market interest rates, partially offset by the run-off of loans held at carrying value. The larger prior year reversal reflects a greater impact of adjustments to macro-economic assumptions consistent with revised economic forecasts as the U.S. economy continued to recover from the impact of the COVID-19 pandemic. Finally, Operating and other expenses were higher in the second quarter of 2022, compared to the prior year period, as they primarily reflect operating expenses of Lima One as well as amortization of Intangible Assets associated with the Lima One acquisition. The prior year period did not include any expenses related to Lima One.

Net Interest Income

For the second quarter of 2022, our net interest spread and margin were 1.37% and 2.13%, respectively, compared to a net interest spread and margin of 3.02% and 3.86%, respectively, for the second quarter of 2021. Our net interest income decreased by $6.4 million, or 10.8%, to $52.6 million for the second quarter of 2022 compared to net interest income of $59.0 million for the second quarter of 2021. For the second quarter of 2022, net interest income includes higher net interest income from our residential whole loan portfolio of approximately $2.5 million compared to the second quarter of 2021, primarily due to higher average amounts invested in these assets partially offset by an increase in our average collateralized financing agreement borrowings and an increase in financing rates. Net interest income also includes lower net interest income from our Securities, at fair value portfolio for the second quarter of 2022 of approximately $10.2 million compared to the second quarter of 2021, primarily due to the lower average amount invested in these assets and higher accretion income recognized in the prior year quarter due to the impact of the redemption of an MSR-related asset.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended June 30, 2022 and 2021. Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown. The yields and costs include premium amortization and purchase discount accretion, which are considered adjustments to interest rates.

	Three Months Ended June 30,
	2022			2021
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,438,119	$102,354	4.85%	$5,036,675	$69,016	5.48%
Securities, at fair value (2)	209,938	5,294	10.09	249,799	15,345	24.57
Cash and cash equivalents (3)	505,745	324	0.26	845,650	59	0.03
Other interest-earning assets	52,310	1,349	10.32	5,044	108	8.56
Total interest-earning assets	9,206,112	109,321	4.75	6,137,168	84,528	5.51

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (4)	$3,638,476	$28,608	3.11%	$2,062,052	$13,563	2.60%
Securitized debt (5)	3,277,879	24,197	2.92	1,773,472	8,077	1.80
Convertible Senior Notes	226,920	3,937	6.94	225,602	3,915	6.94
Total interest-bearing liabilities	7,143,275	56,742	3.14	4,061,126	25,555	2.49
Net interest income/net interest rate spread (6)		52,579	1.61		58,973	3.02
Less net Swap expense		4,273	0.24		—	—
Net interest rate spread (including the impact of Swaps)		$48,306	1.37%		$58,973	3.02%
Net interest-earning assets/net interest margin (7)	$2,062,837		2.13%	$2,076,042		3.86%

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
(2)The net yield of 24.57% for the quarter ended June 30, 2021 includes $8.4 million of accretion recognized on the redemption at par of an MSR-related asset that had be held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020. Excluding this accretion, the yield reported would have been 11.13%.
(3)Includes average interest-earning cash, cash equivalents and restricted cash.
(4)Collateralized financing agreements include the following: mark-to-market asset based financing and non-mark-to-market asset based financing. For additional information, see Note 6, included under Item 1 of this Quarterly Report on Form 10-Q.
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

	Three Months Ended June 30, 2022
	Compared to
	Three Months Ended June 30, 2021
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$42,046	$(8,708)	$33,338
Securities, at fair value	(2,142)	(7,909)	(10,051)
Cash and cash equivalents	(35)	300	265
Other interest-earning assets	1,214	27	1,241
Total net change in income of interest-earning assets	$41,083	$(16,290)	$24,793

Interest-bearing liabilities:
Residential whole loan financing agreements	$12,365	$2,416	$14,781
Securities, at fair value repurchase agreements	(143)	307	164
REO financing agreements	60	40	100
Securitized debt	9,299	6,821	16,120
Convertible Senior Notes	22	—	22
Total net change in expense of interest-bearing liabilities	$21,603	$9,584	$31,187
Net change in net interest income	$19,480	$(25,874)	$(6,394)

Interest Income

Interest income on our residential whole loans increased by $33.3 million, or 48.3%, for the second quarter of 2022, to $102.4 million compared to $69.0 million for the second quarter of 2021. This increase primarily reflects a $3.4 billion increase in the average balance of this portfolio to $8.4 billion for the second quarter of 2022, partially offset by a decrease in the yield to 4.85% for the second quarter of 2022 from 5.48% for the second quarter of 2021.

Interest income on our securities, at fair value portfolio decreased $10.1 million to $5.3 million for the second quarter of 2022 from $15.3 million for the second quarter of 2021. This decrease primarily reflects a decrease in the net yield on our Securities, at fair value to 10.09% for the second quarter of 2022, compared to 24.57% for the second quarter of 2021 and a decrease in the average amortized cost of the portfolio of $39.9 million. The decrease in the net yield on our Securities, at fair value portfolio primarily reflects higher accretion income recognized in the prior year quarter due to the impact of the redemption of an MSR-related asset that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020.

Interest Expense

Our interest expense for the second quarter of 2022 increased by $31.2 million, or 122.04%, to $56.7 million, from $25.6 million for the second quarter of 2021. This increase primarily reflects an increase in our average collateralized financing agreement borrowings to finance our residential mortgage asset portfolio and an increase in financing rates on our financing agreements.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the second quarter of 2022, we recorded a provision for credit losses on residential whole loans held at carrying value of $1.8 million (which includes a reversal of provision for credit losses on undrawn commitments of $46,000) compared to a reversal of provision of $8.9 million for the second quarter of 2021. The provision recorded in the second quarter of 2022 primarily reflects adjustments to lower future estimates of prepayment speeds given recent and expected future increases in market interest rates, partially offset by the run-off of loans held at carrying value. The reversal of provision recorded in the prior period primarily reflects run-off of loans held at carrying value and adjustments to certain macroeconomic and loan prepayment speed assumptions used in our credit loss forecasts. The prior year reversal reflects the impact of adjustments to macro-economic assumptions consistent with revised economic forecasts as the U.S economy continued to recover from the impact of the COVID-19 pandemic. With respect to our residential whole loans held at carrying value, CECL requires that reserves for credit losses are estimated at the reporting date based on expected cash flows over the life of the loan or financial instrument, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions.

Provision for Credit Losses on Other Assets

For the second quarter of 2022, we recorded a provision for credit losses on Other Assets of $28.6 million reflecting an impairment charge against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero at June 30, 2022.

Other (Loss)/Income, net

For the second quarter of 2022, Other Loss, net was $76.4 million, compared to Other Income, net of $21.6 million for the second quarter of 2021.  The components of Other (Loss)/Income, net for the second quarter of 2022 and 2021 are summarized in the table below:

	Quarter Ended June 30,
(In Thousands)	2022	2021
Net mark-to-market and other net (loss)/gain on residential whole loans measured at fair value	$(216,414)	$6,021
Net gains/(losses) on derivatives used for risk management purposes	47,804	(1,057)
Net mark-to-market on Securitized debt measured at fair value	84,573	(232)
Net gain on real estate owned	7,185	4,456
Lima One - origination, servicing and other fee income	10,673	—
Unrealized loss on loan originator investment	(10,583)	—
Other, net	314	12,459
Other (Loss)/Income, net	$(76,448)	$21,647

Operating and Other Expense

For the second quarter of 2022, we had compensation and benefits and other general and administrative expenses of $29.6 million, compared to $16.8 million for the second quarter of 2021. Compensation and benefits expense increased $10.2 million to $19.1 million for the second quarter of 2022, compared to $8.9 million for the second quarter of 2021, primarily reflecting the impact of including Lima One compensation expense in our financial results, higher salary expense and an increase in long-term incentive compensation for the second quarter of 2022. Lima One’s compensation expense includes commissions paid to employees, which are subject to variability based on the volume of loan originations, where the commission rate generally increases over the course of the calendar year as origination thresholds are met. Our other general and administrative expenses increased by $2.6 million to $10.5 million for the second quarter of 2022, compared to $7.9 million for the second quarter of 2021, primarily reflecting the impact of including Lima One expenses in our financial results, increased information technology costs, higher professional service costs and higher state tax expense, partially offset by lower costs associated with deferred compensation to Directors in the current period, which were impacted by changes in our stock price.

Operating and Other Expense for the second quarter of 2022 also includes $13.2 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $7.2 million, or 120.6%, primarily due to higher expenses recognized related to loan securitization activities, partially offset by lower servicing fees and non-recoverable advances on our REO portfolio.

In addition, Other expenses for the second quarter of 2022 also includes $3.3 million of amortization related to intangible assets recognized as part of the purchase accounting for the Lima One acquisition.

Six Month Period Ended June 30, 2022 Compared to the Six Month Period Ended June 30, 2021

The following table summarizes the changes in our results of operations for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

	Six Months Ended
(In Thousands)	June 30, 2022	June 30, 2021	YoY Change
Interest Income:
Residential whole loans	$201,820	$133,554	$68,266
Securities, at fair value	10,569	31,804	(21,235)
Other interest-earning assets	2,855	108	2,747
Cash and cash equivalent investments	426	113	313
Interest Income	$215,670	$165,579	$50,091

Interest Expense:
Asset-backed and other collateralized financing arrangements	$92,170	$47,691	$44,479
Other interest expense	7,868	7,934	(66)
Interest Expense	$100,038	$55,625	$44,413

Net Interest Income	$115,632	$109,954	$5,678

Reversal of Provision for Credit Losses on Residential Whole Loans	$1,694	$31,617	$(29,923)
Provision for Credit Losses on Other Assets	(28,579)	—	(28,579)
Net Interest Income after Reversal of Provision for Credit Losses	$88,747	$141,571	$(52,824)

Other Income, net:
Net mark-to-market and other net loss on residential whole loans measured at fair value	$(504,789)	$37,510	$(542,299)
Net gains on derivatives used for risk management purposes	141,905	(1,057)	142,962
Net mark-to-market on Securitized debt measured at fair value	148,690	(1,243)	149,933
Net gain on real estate owned	15,917	6,896	9,021
Lima One - origination, servicing and other fee income	25,167	—	25,167
Other, net	(10,854)	13,860	(24,714)
Other Loss, net	$(183,964)	$55,966	$(239,930)

Operating and Other Expense:
Compensation and benefits	$38,616	$17,323	$21,293
Other general and administrative expense	19,204	14,679	4,525
Loan servicing, financing and other related costs	23,636	13,299	10,337
Amortization of intangible assets	6,600	—	6,600
Operating and Other Expense	$88,056	$45,301	$42,755

Net (Loss)/Income	$(183,273)	$152,236	$(335,509)
Less Preferred Stock Dividend Requirement	$16,438	$16,438	$—
Net (Loss)/Income Available to Common Stock and Participating Securities	$(199,711)	$135,798	$(335,509)

Basic (Loss)/Earnings per Common Share	$(1.91)	$1.21	$(3.12)
Diluted (Loss)/Earnings per Common Share	$(1.91)	$1.20	$(3.11)

General

For the six months ended June 30, 2022, we had a net loss available to our common stock and participating securities of $199.7 million, or $(1.91) per basic and diluted common share, compared to net income available to our common stock and participating securities of $135.8 million, or $1.21 per basic common share and $1.20 per diluted common share, for the six months ended June 30, 2021. This decrease in net income available to common stock and participating securities reflects lower Other income, primarily due to mark-to-market losses on residential whole loans that are measured at fair value through earnings. For the six months ended June 30, 2022, the net loss on these loans totaled $504.8 million, compared to net gains of $37.5 million. The current period losses on the loan portfolio were partially offset by unrealized gains on securitized debt measured at fair value through earnings as well as gains on derivatives used for risk management purposes totaling $290.6 million. In addition, these net losses on portfolio investments were also partially offset by higher net REO related gains and Origination, Servicing and Other Fee income at Lima One. While Other income was significantly lower than in the prior year period and resulted in the overall net loss, net interest income was higher in the six months ended June 30, 2022, primarily reflecting growth in our residential whole loan investments. The net reversal of the Provision for Credit Losses on Residential Whole Loans held at carrying value was lower in the current six month period than in the prior year period. The reversals recorded in both the current and prior periods primarily reflect run-off of loans held at carrying value and adjustments to certain macro-economic and loan prepayment speed assumptions used in our credit loss forecasts. In particular, the current period reversal reflects lower loan balances, partially offset by adjustments to lower future estimates of prepayment speeds given recent and expected future increases in market interest rates. In addition, for the six months ended June 30, 2022 we recorded a Provision for Credit Losses on Other Assets of $28.6 million, reflecting an impairment charge against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero at June 30, 2022. Finally, Operating and other expenses were higher in the six months ended June 30, 2022, compared to the prior year period, as they primarily reflect operating expenses of Lima One as well as amortization of Intangible Assets associated with the Lima One acquisition. The prior year period did not include any expenses related to Lima One.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities.  Net interest income depends primarily upon the volume of interest-earning assets and interest-bearing liabilities and the corresponding interest rates earned or paid.  Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense), the level of loan delinquencies, which may result in changes in the amount of non-accrual loans, and prepayment speeds on our investments.  Interest rates and CPRs (which measure the amount of unscheduled principal prepayment on a bond or loan as a percentage of its unpaid balance) vary according to the type of investment, conditions in the financial markets and other factors, none of which can be predicted with any certainty.

The changes in average interest-earning assets and average interest-bearing liabilities and their related yields and costs are discussed in greater detail below under “Interest Income” and “Interest Expense.”

For the six months ended June 30, 2022, our net interest spread and margin were 1.65% and 2.37%, respectively, compared to a net interest spread and margin of 2.66% and 3.58%, respectively, for the six months ended June 30, 2021. Our net interest income increased by $5.7 million, or 5.2%, to $115.6 million for the six months ended June 30, 2022 compared to net interest income of $110.0 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, net interest income includes higher net interest income from our residential whole loan portfolio of approximately $23.6 million compared to the six months ended June 30, 2021, primarily due to higher amounts invested in these assets partially offset by an increase in our average collateralized financing agreement borrowings and lower yields earned on these assets. Net interest income also includes lower net interest income from our Securities, at fair value portfolio for the six months ended June 30, 2022 of approximately $21.0 million compared to the six months ended June 30, 2021, primarily due to higher accretion income recognized in the prior year period due to the impact of the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020 and the redemption of a Non-Agency MBS that had been previously purchased at a discount and the lower average amount invested in these assets.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the six months ended June 30, 2022 and 2021.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Six Months Ended June 30,
	2022			2021
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,244,026	$201,820	4.90%	$5,081,755	$133,554	5.26%
Securities, at fair value (2)	209,129	10,569	10.11	272,688	31,804	23.33
Cash and cash equivalents (3)	474,714	426	0.18	810,606	113	0.03
Other interest-earning assets	56,853	2,855	10.04	2,536	108	8.52
Total interest-earning assets	8,984,722	215,670	4.80	6,167,585	165,579	5.37

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (4)	$3,778,304	$53,024	2.79%	$2,210,484	$31,433	2.83%
Securitized debt (5)	2,932,134	39,146	2.66	1,649,562	16,258	1.96
Convertible Senior Notes	226,754	7,868	6.94	225,444	7,823	6.94
Senior Notes	—	—	—	2,210	111	8.31
Total interest-bearing liabilities	6,937,192	100,038	2.87	4,087,700	55,625	2.71
Net interest income/net interest rate spread (6)		115,632	1.93		109,954	2.66
Less net Swap expense		9,801	0.28		—	—
Net interest rate spread (including the impact of Swaps)		$105,831	1.65%		$109,954	2.66%
Net interest-earning assets/net interest margin (7)	$2,047,530		2.37%	$2,079,885		3.58%

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
(2)The net yield of 23.33% includes $8.4 million of accretion income recognized in the second quarter of 2021 due to the redemption of MSR-related asset that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020 and $8.1 million of accretion recognized during the first quarter of 2021 on the redemption of a Non-Agency MBS security that was purchased at a discount. Excluding this accretion, the yield reported would have been 11.20%.
(3)Includes average interest-earning cash, cash equivalents and restricted cash.
(4)Collateralized financing agreements include the following: mark-to-market asset based financing and non-mark-to-market asset based financing. For additional information, see Note 6, included under Item 1 of this Quarterly Report on Form 10-Q.
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

	Six Months Ended June 30, 2022
	Compared to
	Six Months Ended June 30, 2021
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$77,983	$(9,717)	$68,266
Securities, at fair value	(6,189)	(15,046)	(21,235)
Cash and cash equivalents	(69)	382	313
Other interest-earning assets	2,724	23	2,747
Total net change in income of interest-earning assets	$74,449	$(24,358)	$50,091

Interest-bearing liabilities:
Residential whole loan financing agreements	$22,679	$(1,039)	$21,640
Securities, at fair value repurchase agreements	(406)	194	(212)
REO financing agreements	124	39	163
Securitized debt	15,684	7,204	22,888
Convertible Senior Notes and Senior Notes	(45)	(21)	(66)
Total net change in expense of interest-bearing liabilities	$38,036	$6,377	$44,413
Net change in net interest income	$36,413	$(30,735)	$5,678

The following table presents the components of the net interest spread earned on our Residential whole loans for the periods presented:

	Six Months Ended
	June 30, 2022	June 30, 2021
Purchased Performing Loans
Net Yield (1)	4.19%	4.43%
Cost of Funding (2)	3.02%	2.28%
Net Interest Spread	1.17%	2.15%

Purchased Credit Deteriorated Loans
Net Yield (1)	6.82%	6.06%
Cost of Funding (2)	3.02%	2.62%
Net Interest Spread	3.80%	3.44%

Purchased Non-Performing Loans
Net Yield (1)	9.62%	7.55%
Cost of Funding (2)	3.21%	3.07%
Net Interest Spread	6.41%	4.48%

Total Residential Whole Loans
Net Yield (1)	4.90%	5.26%
Cost of Funding (2)	3.04%	2.47%
Net Interest Spread	1.86%	2.79%
(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above for the period ended June 30, 2022 includes the impact of the net carrying cost (the amount by which swap interest expense paid exceeds swap interest income received) on our Swaps. While we have not elected hedge accounting treatment for Swaps and accordingly the net carrying cost is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate the net carrying cost to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the period ended June 30, 2022, this increased the overall funding cost by 30 basis points for our Residential whole loans, 28 basis points for our Purchased Performing Loans, 50 basis points for our Purchased Credit Deteriorated Loans, and 34 basis points for our Purchased Non-Performing Loans.

The following table presents the components of the net interest spread earned on our residential mortgage securities and MSR-related assets for the periods presented:

	Securities, at fair value
Six Months Ended	Net Yield (1)(2)	Cost of Funding	Net Interest Rate Spread
June 30, 2022	10.11%	2.13%	7.98%
June 30, 2021	23.33	1.92	21.41
(1)Reflects annualized interest income divided by average amortized cost. Impairment charges recorded on MSR-related assets resulted in a lower amortized cost basis which impacted the calculation of net yields in subsequent periods.
(2)The net yield of 23.33% includes $8.4 million of accretion income recognized in the second quarter of 2021 due to the redemption of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge recorded during the first quarter of 2020 and $8.1 million of accretion recognized during the first quarter of 2021 on the redemption of a Non-Agency MBS security that was purchased at a discount. Excluding this accretion, the yield reported would have been 11.20%.

Interest Income

Interest income on our residential whole loans increased by $68.3 million, or 51.1%, for the six months ended June 30, 2022, to $201.8 million compared to $133.6 million for the six months ended June 30, 2021. This increase primarily reflects a

$3.2 billion increase in the average balance of this portfolio to $8.2 billion for the six months ended June 30, 2022 from $5.1 billion for the six months ended June 30, 2021 partially offset by an decrease in the yield to 4.90% for the six months ended June 30, 2022 from 5.26% for the six months ended June 30, 2021.

Interest income on our Securities, at fair value portfolio decreased $21.2 million to $10.6 million for the six months ended June 30, 2022 from $31.8 million for the six months ended June 30, 2021. This decrease primarily reflects a decrease in the average amortized cost of the portfolio of $63.6 million and a decrease in the net yield on our Securities, at fair value to 10.11% for the six months ended June 30, 2022, compared to 23.33% for the six months ended June 30, 2021. The decrease in the net yield on our Securities, at fair value portfolio primarily reflects higher accretion income recognized in the prior year period due to the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020 and the redemption of a Non-Agency MBS that had been previously purchased at a discount.

Interest Expense

Our interest expense for the six months ended June 30, 2022 increased by $44.4 million, or 79.8%, to $100.0 million, from $55.6 million for the six months ended June 30, 2021.  This increase primarily reflects an increase in our average collateralized financing agreement borrowings to finance our residential mortgage asset portfolio and an increase in financing rates on our financing agreements.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the six months ended June 30, 2022, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $1.7 million (which includes a reversal of provision for credit losses on undrawn commitments of $94,000) compared to a reversal of provision of $31.6 million for the six months ended June 30, 2021. The reversals recorded in both the current and prior periods primarily reflect run-off of loans held at carrying value and adjustments to certain macro-economic and loan prepayment speed assumptions used in our credit loss forecasts. The current period reversal reflects lower loan balances, partially offset by adjustments to lower future estimates of prepayment speeds given recent and expected future increases in market interest rates. The larger prior year reversal reflects a greater impact of adjustments to macro-economic assumptions consistent with revised economic forecasts as the U.S economy continued to recover from the impact of the COVID-19 pandemic. With respect to our residential whole loans held at carrying value, CECL requires that reserves for credit losses are estimated at the reporting date based on expected cash flows over the life of the loan or financial instrument, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions.

Provision for Credit Losses on Other Assets

For the six months ended June 30, 2022, we recorded a provision for credit losses on Other Assets of $28.6 million reflecting an impairment charge against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero at June 30, 2022.

Other (Loss)/Income, net

For the six months ended June 30, 2022, Other Loss, net was $184.0 million, compared to Other Income, net of $56.0 million for the six months ended June 30, 2021.  The components of Other (Loss)/Income, net for the six months ended June 30, 2022 and 2021 are summarized in the table below:

	Six Months Ended June 30,
(In Thousands)	2022	2021
Net mark-to-market and other net (loss)/gain on residential whole loans measured at fair value	$(504,789)	$37,510
Net gains/(losses) on derivatives used for risk management purposes	141,905	(1,057)
Net mark-to-market on Securitized debt measured at fair value	148,690	(1,243)
Net gain on real estate owned	15,917	6,896
Lima One - origination, servicing and other fee income	25,167	—
Unrealized loss on loan originator investment	(11,363)	—
Other, net	509	13,860
Other (Loss)/Income, net	(183,964)	55,966

Operating and Other Expense

During the six months ended June 30, 2022, we had compensation and benefits and other general and administrative expenses of $57.8 million, compared to $32.0 million for the six months ended June 30, 2021.  Compensation and benefits expense increased $21.3 million to $38.6 million for the six months ended June 30, 2022, compared to $17.3 million for the six months ended June 30, 2021, primarily reflecting the impact of including Lima One compensation expense in our financial results, higher salary expense and an increase in long-term incentive compensation. Our other general and administrative expenses increased by $4.5 million to $19.2 million for the six months ended June 30, 2022, compared to $14.7 million for the six months ended June 30, 2021, primarily reflecting the impact of including Lima One expenses in our financial results, increased information technology costs, higher professional service costs, and higher office lease costs associated with our corporate headquarters, partially offset by lower costs associated with deferred compensation to Directors in the current period, which were impacted by changes in our stock price.

Operating and Other Expense during the six months ended June 30, 2022 also includes $23.6 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $10.3 million, or 77.7%, primarily due to higher expenses recognized related to loan securitization activities, partially offset by lower servicing fees and non-recoverable advances on our REO portfolio.

In addition, Other expenses for the six months ended June 30, 2022 also includes $6.6 million of amortization related to intangible assets recognized as part of the purchase accounting for the Lima One acquisition.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Six Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
June 30, 2022	(2.12)%	(7.64)%	(0.46)	25.46%	3.3	$1.8
June 30, 2021	4.01	12.06	0.58	37.24	1.8	1.0

(1)Reflects annualized net income available to common stock and participating securities divided by average total assets. For the six months ended June 30, 2022, the amount calculated reflects net income available to common stock and participating securities divided by average total assets.
(2)Reflects annualized net income divided by average total stockholders’ equity. For the six months ended June 30, 2022, the amount calculated reflects net income divided by average total stockholders’ equity.
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

Reconciliation of GAAP and Non-GAAP Financial Measures

Reconciliation of GAAP Net Income to non-GAAP Distributable Earnings

“Distributable earnings” is a non-GAAP financial measure of our operating performance, within the meaning of Regulation G and Item 10(e) of Regulation S-K, as promulgated by the Securities and Exchange Commission. Distributable earnings is determined by adjusting GAAP net income/(loss) by removing certain unrealized gains and losses, primarily on residential mortgage investments, associated debt, and hedges that are, in each case, accounted for at fair value through earnings, certain realized gains and losses, as well as certain non-cash expenses and securitization-related transaction costs. Management believes that the adjustments made to GAAP earnings result in the removal of (i) income or expenses that are not reflective of the longer term performance of our investment portfolio, (ii) certain non-cash expenses, and (iii) expense items required to be recognized solely due to the election of the fair value option on certain related residential mortgage assets and associated liabilities. Distributable earnings is one of the factors that our Board of Directors considers when evaluating distributions to our shareholders. Accordingly, we believe that the adjustments to compute Distributable earnings specified below provide investors and analysts with additional information to evaluate our financial results.

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

The following table provides a reconciliation of our GAAP net (loss)/income used in the calculation of basic EPS to our non-GAAP Distributable earnings for the quarterly periods below:

	Quarter Ended
(In Thousands, Except Per Share Amounts)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
GAAP Net (loss)/income used in the calculation of basic EPS	$(108,760)	$(91,266)	$35,734	$123,858	$58,290

Adjustments:
Unrealized gains and losses on:
Residential whole loans held at fair value	218,181	287,935	42,564	(20,494)	(6,226)
Securities held at fair value	1,459	2,934	364	(494)	(1,374)
Interest rate swaps	(31,767)	(80,753)	(71)	—	—
Securitized debt held at fair value	(84,348)	(62,855)	(6,137)	(857)	232
Investments in loan origination partners	39,162	780	(23,956)	(48,933)	—
Expense items:
Amortization of intangible assets	3,300	3,300	3,300	3,300	—
Equity based compensation	3,540	2,645	2,306	2,306	2,744
Securitization-related transaction costs	6,399	3,233	5,178	—	—
Total adjustments	155,926	157,219	23,548	(65,172)	(4,624)
Distributable earnings	$47,166	$65,953	$59,282	$58,686	$53,666

GAAP (loss)/earnings per basic common share	$(1.06)	$(0.86)	$0.33	$1.12	$0.53
Distributable earnings per basic common share	$0.46	$0.62	$0.54	$0.53	$0.49
Weighted average common shares for basic earnings per share	102,515	106,568	109,468	110,222	110,383

Selected Financial Ratios (using Distributable earnings)

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)
June 30, 2022	1.99%	9.60%	0.96
March 31, 2022	2.82	11.90	0.71
December 31, 2021	2.76	10.46	0.81
September 30, 2021	3.13	10.34	0.75
June 30, 2021	3.17	9.80	0.82

(1)Reflects annualized Distributable earnings divided by average total assets.
(2)Reflects annualized Distributable earnings before preferred dividends divided by average total stockholders’ equity.
(3)Reflects dividends declared per share of common stock divided by Distributable earnings per share.

Segment Reporting (using Distributable earnings)

The following table presents our non-GAAP Distributable earnings by segment for the quarterly period below:

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended June 30, 2022
GAAP Net loss used in the calculation of basic EPS	$(23,246)	$(8,977)	$(76,537)	$(108,760)

Adjustments:
Unrealized gains and losses on:
Residential whole loans held at fair value	177,203	40,978	—	218,181
Securities held at fair value	1,459	—	—	1,459
Interest rate swaps	(27,558)	(4,209)	—	(31,767)
Securitized debt held at fair value	(64,517)	(19,831)	—	(84,348)
Investments in loan origination partners	—	—	39,162	39,162
Expense items:
Amortization of intangible assets	—	—	3,300	3,300
Equity based compensation	—	(58)	3,598	3,540
Securitization-related transaction costs	—	—	6,399	6,399
Total adjustments	$86,587	$16,880	$52,459	$155,926
Distributable earnings	$63,341	$7,903	$(24,078)	$47,166

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended March 31, 2022
GAAP Net loss used in the calculation of basic EPS	$(49,783)	$(7,175)	$(34,308)	$(91,266)

Adjustments:
Unrealized gains and losses on:
Residential whole loans held at fair value	253,127	34,808	—	287,935
Securities held at fair value	2,934	—	—	2,934
Interest rate swaps	(72,308)	(8,445)	—	(80,753)
Securitized debt held at fair value	(56,317)	(6,538)	—	(62,855)
Investments in loan origination partners	—	—	780	780
Expense items:
Amortization of intangible assets	—	—	3,300	3,300
Equity based compensation	—	107	2,538	2,645
Securitization-related transaction costs	—	—	3,233	3,233
Total adjustments	$127,436	$19,932	$9,851	$157,219
Distributable earnings	$77,653	$12,757	$(24,457)	$65,953

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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
GAAP Total Stockholders’ Equity	$2,146.4	$2,349.0	$2,542.8	$2,601.1	$2,526.5
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	1,671.4	1,874.0	2,067.8	2,126.1	2,051.5
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	9.5	54.0	153.5	198.8	206.2
Fair value adjustment to Securitized debt, at carrying value (1)	75.4	47.7	4.3	(8.0)	(8.9)

Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value) (1)	$1,756.3	$1,975.7	$2,225.6	$2,316.9	$2,248.8

GAAP book value per common share	$16.42	$17.84	$19.12	$19.29	$18.62
Economic book value per common share (1)	$17.25	$18.81	$20.58	$21.02	$20.41
Number of shares of common stock outstanding	101.8	105.0	108.1	110.2	110.2

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our automatic shelf registration statement and, at June 30, 2022, we had approximately 2.0 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement. During the six months ended June 30, 2022, we issued 70,862 shares of common stock through our DRSPP, raising net proceeds of approximately $1.1 million. During the three and six months ended June 30, 2022, we did not sell any shares of common stock through our at-the-market equity offering program.

During the six months ended June 30, 2022, we repurchased 6,476,746 shares of our common stock through the stock repurchase program at an average cost of $15.80 per share and a total cost of approximately $102.1 million, net of fees and commissions paid to the sales agents of approximately $161,000. As of June 30, 2022, $202.5 million remained outstanding for future repurchases under the repurchase program.

Financing agreements

Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of June 30, 2022, we had $2.6 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $4.4 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance.

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

At June 30, 2022, we had a total of $4.5 billion of residential whole loans and securities and $18.0 million of restricted cash pledged to our financing counterparties. At June 30, 2022, we had access to various sources of liquidity, including $385.6 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at June 30, 2022, we had $63.6 million of unencumbered residential whole loans. Further, we believe that we have unused capacity of approximately $150 million in certain borrowing lines, given that the amount currently borrowed is less than the maximum advance rate permitted by the facility. This unused capacity serves to act as a buffer against potential margin calls on certain pledged assets in the event that asset prices do not decline by more than a specified amount.

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
June 30, 2022	$3,638,476	$3,530,510	$3,761,049	$3,170,406	$3,374,716	$3,374,716
March 31, 2022	3,920,895	3,942,343	4,138,377	2,555,241	2,859,061	2,859,061
December 31, 2021	3,313,641	3,501,839	3,501,839	2,302,990	2,650,473	2,650,473
September 30, 2021	2,516,940	3,278,941	3,278,941	2,008,639	2,045,729	2,137,773
June 30, 2021	2,063,852	2,156,598	2,156,598	1,778,909	2,046,381	2,046,381

(1)The information presented in the table above excludes $230.0 million of Convertible Senior Notes issued in June 2019.

Cash Flows and Liquidity for the Six Months Ended June 30, 2022

Our cash, cash equivalents and restricted cash increased by $140.9 million during the six months ended June 30, 2022, reflecting:  $747.6 million used in our investing activities, $678.6 million provided by our financing activities and $209.9 million provided by our operating activities.

At June 30, 2022, our debt-to-equity multiple was 3.3 times compared to 2.5 times at December 31, 2021. At June 30, 2022, we had borrowings under collateralized financing agreements of $3.5 billion, of which $3.3 billion were secured by residential whole loans, $157.9 million were secured by securities and $24.5 million were secured by REO. In addition, at June 30, 2022, we had securitized debt of $3.4 billion in connection with our loan securitization transactions. At December 31, 2021, we had borrowings under collateralized financing agreements of $3.5 billion, of which $3.3 billion were secured by residential whole loans, $159.1 million were secured by securities and $23.0 million were secured by REO. In addition, at December 31, 2021, we had securitized debt of $2.7 billion in connection with our loan securitization transactions.

During the six months ended June 30, 2022, $747.6 million was used in our investing activities.  We utilized $2.0 billion for acquisitions of residential whole loans, loan related investments and capitalized advances. During the six months ended June 30, 2022, we received $1.1 billion of principal payments on residential whole loans and loan related investments and $81.4 million of proceeds on sales of REO.  In addition, during the six months ended June 30, 2022, we received cash of $2.5 million from prepayments and scheduled amortization on our securities.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
June 30, 2022	$—	$18,985	$18,985	$—	$(18,985)
March 31, 2022	—	40,834	40,834	346	(40,488)
December 31, 2021	—	14,446	14,446	2,000	(12,446)
September 30, 2021	—	—	—	2,500	2,500
June 30, 2021	—	3,433	3,433	—	(3,433)

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of June 30, 2022.

During the six months ended June 30, 2022, we paid $94.1 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $16.4 million on our preferred stock. On June 15, 2022, we declared our second quarter 2022 dividend on our common stock of $0.44 per share; on July 29, 2022, we paid this dividend, which totaled approximately $45.0 million, including dividend equivalents of approximately $174,000.

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

The interest rates for the vast majority of our investments, financings and certain of our hedging transactions are either explicitly or indirectly based on LIBOR. On March 5, 2021, the United Kingdom Financial Conduct Authority (or FCA), which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA’s announcement coincides with the March 5, 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (or IBA), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. On March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act, which transitions certain contracts that use LIBOR to another benchmark once LIBOR is permanently discontinued after June 30, 2023. The Act provides, among other things, that a default alternative benchmark based on SOFR published by the New York Federal Reserve Bank will automatically apply after the LIBOR replacement date for any contract without provisions for selecting a replacement for LIBOR or identify a person authorized to select a replacement after LIBOR is permanently discontinued. The Act also provides that if the SOFR-based replacement is selected, the selecting person responsible under the contract is not required to obtain the consent of anyone before implementing that replacement. The Act further creates a safe harbor by ensuring that the SOFR-based benchmark replacement is by law a commercially reasonable replacement for LIBOR, that the use of that benchmark replacement cannot be deemed a breach of a contract or an impairment of the right of any person to receive payment under that contract, and that no person can be liable for selecting or using that benchmark replacement. The Act further authorizes the Board of Governors of the Federal Reserve to promulgate regulations under the statute to designate specific SOFR-based rates that incorporate the statutory spread adjustments as replacement rates for covered LIBOR contracts. The Federal Reserve has proposed (i) SOFR compounded in arrears for derivatives, using the same methodology as under the ISDA protocol, (ii) CME Term SOFR for all covered non-GSE cash products and (iii) a 30-day compounded SOFR average for certain GSE contracts. The proposed rules are open to public comment until August 29, 2022. We continue to work with the Trustee companies and/or other entities that are involved in calculating the interest rates for our residential mortgage securities and securitized debt, our loan servicers for our hybrid and floating rate loans, and with the various counterparties to our financing and hedging transactions in order to implement the changes required to be made to existing agreements for these transactions in response to the impending termination of the use of LIBOR and to evaluate any impact of the federal legislation and the Federal Reserve’s proposed rules on our transition away from LIBOR.
Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps and securitized debt , over the next 12 months based on the assets in our investment portfolio at June 30, 2022. All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at June 30, 2022.

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Securitized and Other Fixed Rate Debt	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income (2)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$8,875,105	$78,304	$8,953,409	$(115,009)	1.93%	(1.27)%
+ 50 Basis Point Increase	$9,051,012	$(32,807)	$9,018,205	$(50,213)	0.93%	(0.55)%
Actual at June 30, 2022	$9,212,337	$(143,919)	$9,068,418	$—	—%	—%
- 50 Basis Point Decrease	$9,359,081	$(255,030)	$9,104,051	$35,633	(0.31)%	0.39%
-100 Basis Point Decrease	$9,491,243	$(366,142)	$9,125,101	$56,683	(2.33)%	0.63%

(1)Such assets include residential whole loans and REO, CRT securities, MSR-related assets, cash and cash equivalents and restricted cash.
(2)Includes the impact of periodic swap expenses.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at June 30, 2022. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio. Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing. At June 30, 2022, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on assets purchased at a premium and discount accretion on assets purchased at a discount and in the reinvestment of principal repayments in lower yielding assets. As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At June 30, 2022, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 0.93 which is the weighted average of 3.75 for our Residential whole loans, 0.08 for our Securities investments, (3.28) for our derivative and other hedging transactions and securitized and other fixed rate debt, and 0.05 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.63), which is the weighted average of (0.71) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, zero for our Securities and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

The following table presents certain information about our Residential whole loans at June 30, 2022:

	Purchased Performing Loans		Purchased Credit Deteriorated Loans		Purchased Non-Performing Loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	Total
Amortized cost	$7,017,242	$248,292	$393,206	$105,111	$582,398	$197,555	$8,543,804
Unpaid principal balance (UPB)	$6,875,344	$243,969	$446,790	$140,268	$658,935	$310,072	$8,675,378
Weighted average coupon (1)	5.1%	5.5%	4.6%	4.6%	5.0%	4.8%	5.1%
Weighted average term to maturity (months)	295	327	269	318	262	319	293
Weighted average LTV (2)	64.7%	87.1%	52.5%	105.9%	51.5%	110.0%	65.6%
Loans 90+ days delinquent (UPB)	$174,496	$22,752	$65,216	$38,577	$224,398	$165,503	$690,942

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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Rehabilitation loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Rehabilitation loans, totaling $172.3 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 72%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at June 30, 2022:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	35.1%
Florida	11.0%
New York	5.9%
Texas	4.8%
Georgia	3.8%

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

At June 30, 2022, we had access to various sources of liquidity, including $385.6 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at June 30, 2022, we had $63.6 million of unencumbered residential whole loans. Further, we believe that we have unused capacity of approximately $150 million in certain borrowing lines, given that the amount currently borrowed is less than the maximum advance rate permitted by the facility. This unused capacity serves to act as a buffer against potential margin calls on certain pledged assets in the events that asset prices do not decline by more than a specified amount.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of June 30, 2022, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of June 30, 2022. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

During the six months ended June 30, 2022, we repurchased 6,476,746 shares of our common stock through the stock repurchase program at an average cost of $15.80 per share and a total cost of approximately $102.1 million net of fees and commissions paid to the sales agent of approximately $161,000. All stock repurchases for the three months ended June 30, 2022 were executed under the March 2022 Repurchase Authorization. All stock repurchases for three months ended March 31, 2022 were executed under the November 2020 Repurchase Authorization and prior to the Board’s adoption of the March 2022 Repurchase Authorization. Accordingly, at June 30, 2022, $202.5 million remained outstanding for future repurchases under the repurchase program.

The following table presents information with respect to (i) shares of common stock repurchased by us under the stock repurchase program, (ii) restricted shares withheld (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or restricted stock units (or RSUs) and (iii) approximate dollar value for repurchase under the stock repurchase program during the second quarter of 2022:

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Approximate Dollar Value that May Yet be Purchased Under the Repurchase Program or Employee Plan

April 1-30, 2022:
Shares Repurchased (2)	2,786,527	$14.48	2,786,527	$209,667,408
May 1-31, 2022:
Shares Repurchased (2)	494,450	$14.46	494,450	$202,521,271
June 1-30, 2022:
Shares Repurchased (2)	—	—	—	$202,521,271
Total Shares Repurchased (2)	3,280,977	$14.48	3,280,977	$202,521,271
Employee Transactions (3)	—	$—	N/A	N/A

(1)Includes brokerage commissions.
(2)As of June 30, 2022, we had repurchased an aggregate approximate dollar value of $47.5 million under the March 2022 Repurchase Authorization.
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

Exhibit	Description

3.1	Articles of Amendment of MFA Financial, Inc. dated April 4, 2022 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated April 4, 2022 (Commission File No. 1-13991)).

3.2	Articles of Amendment of MFA Financial, Inc. dated April 4, 2022 (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K, dated April 4, 2022 (Commission File No. 1-13991)).

10.1	Amendment No. 1, dated as of May 3, 2022, to Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Craig L. Knutson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended March 31, 2022 (Commission File No. 1-13991)).

10.2	Amendment No. 1, dated as of May 3, 2022, to Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Gudmundur Kristjansson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended March 31, 2022 (Commission File No. 1-13991)).

10.3	Amendment No. 1, dated as of May 3, 2022, to Amended and Restated Employment Agreement entered into as of February 22, 2021, by and between the Company and Bryan Wulfsohn (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q for the quarter ended March 31, 2022 (Commission File No. 1-13991)).

31.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021; (ii) our Consolidated Statements of Operations (Unaudited) for the three and six months ended June 30, 2022 and 2021; (iii) our Consolidated Statements of Comprehensive Income / (Loss) (Unaudited) for the three and six months ended June 30, 2022 and 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2022 and 2021; (v) our Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2022 and 2021; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2022	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)