Form 10-Q
period 2022-09-30
MFA FINANCIAL, INC.
filed 2022-11-03
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2022

or
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

101,796,941 shares of the registrant’s common stock, $0.01 par value, were outstanding as of October 28, 2022.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Residential whole loans, net ($6,315,966 and $5,305,349 held at fair value, respectively) (1)(2)	$8,194,049	$7,913,000
Securities, at fair value (2)	227,407	256,685
Cash and cash equivalents	434,086	304,696
Restricted cash	167,310	99,751
Other assets (2)	496,994	565,556
Total Assets	$9,519,846	$9,139,688

Liabilities:
Financing agreements ($4,397,470 and $3,266,773 held at fair value, respectively)	$7,289,440	$6,378,782
Other liabilities	196,475	218,058
Total Liabilities	$7,485,915	$6,596,840

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	110
Common stock, $0.01 par value; 874,300 and 874,300 shares authorized; 101,797 and 108,138 shares issued and outstanding, respectively	1,018	1,082
Additional paid-in capital, in excess of par	3,681,784	3,775,482
Accumulated deficit	(1,680,129)	(1,279,484)
Accumulated other comprehensive income	31,068	45,578
Total Stockholders’ Equity	$2,033,931	$2,542,848
Total Liabilities and Stockholders’ Equity	$9,519,846	$9,139,688

(1)Includes approximately $4.4 billion and $3.0 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at September 30, 2022 and December 31, 2021, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2022	2021	2022	2021
Interest Income:
Residential whole loans	$114,415	$79,602	$316,235	$213,156
Securities, at fair value	5,612	10,629	16,181	42,433
Other interest-earning assets	2,216	524	5,071	632
Cash and cash equivalent investments	1,629	126	2,055	239
Interest Income	$123,872	$90,881	$339,542	$256,460

Interest Expense:
Asset-backed and other collateralized financing arrangements	$67,636	$25,135	$159,806	$72,827
Other interest expense	3,943	3,930	11,811	11,863
Interest Expense	$71,579	$29,065	$171,617	$84,690

Net Interest Income	$52,293	$61,816	$167,925	$171,770

(Provision)/Reversal of Provision for Credit Losses on Residential Whole Loans	$(588)	$9,709	$1,106	$41,326
Provision for Credit Losses on Other Assets	—	—	(28,579)	—
Net Interest Income after (Provision)/Reversal of Provision for Credit Losses	$51,705	$71,525	$140,452	$213,096

Other (Loss)/Income, net:
Net mark-to-market and other net (loss)/gain on residential whole loans measured at fair value	$(291,875)	$21,815	$(796,664)	$59,325
Gain on investment in Lima One common equity	—	38,933	—	38,933
Net gains on derivatives used for risk management purposes	111,816	2,085	253,721	1,028
Net mark-to-market on Securitized debt measured at fair value	98,858	857	247,548	8,254
Net gain on real estate owned	3,860	6,829	19,777	13,725
Lima One - origination, servicing and other fee income	12,372	9,638	37,539	9,638
Other, net	778	14,289	(10,076)	19,510
Other (Loss)/Income, net	$(64,191)	$94,446	$(248,155)	$150,413

Operating and Other Expense:
Compensation and benefits	$21,063	$16,210	$59,679	$33,533
Other general and administrative expense	8,812	8,659	28,016	23,338
Loan servicing, financing and other related costs	11,357	5,291	34,993	18,591
Amortization of intangible assets	1,300	3,300	7,900	3,300
Operating and Other Expense	$42,532	$33,460	$130,588	$78,762

Net (Loss)/Income	$(55,018)	$132,511	$(238,291)	$284,747
Less Preferred Stock Dividend Requirement	$8,218	$8,218	24,656	24,656
Net (Loss)/Income Available to Common Stock and Participating Securities	$(63,236)	$124,293	$(262,947)	$260,091

Basic (Loss)/Earnings per Common Share	$(0.62)	$1.12	$(2.54)	$2.33
Diluted (Loss)/Earnings per Common Share	$(0.62)	$1.08	$(2.54)	$2.28

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Net (loss)/income	$(55,018)	$132,511	$(238,291)	$284,747
Other Comprehensive (Loss):
Unrealized (losses) on securities available-for-sale	(5,851)	(8,029)	(15,765)	(21,473)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	209	1,255	935
Other Comprehensive (Loss)	(5,851)	(7,820)	(14,510)	(20,538)
Comprehensive (loss)/income before preferred stock dividends	$(60,869)	$124,691	$(252,801)	$264,209
Dividends required on preferred stock	(8,218)	(8,218)	(24,656)	(24,656)
Comprehensive (Loss)/Income Available to Common Stock and Participating Securities	$(69,087)	$116,473	$(277,457)	$239,553

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Nine Months Ended September 30, 2022
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	11,000	$110	8,000	$80	108,138	$1,082	$3,775,482	$(1,279,484)	$45,578	$2,542,848
Net income/(loss)	—	—	—	—	—	—	—	(82,906)	—	(82,906)
Issuance of common stock, net of expenses	—	—	—	—	150	1	485	—	—	486
Repurchase of shares of common stock (1)	—	—	—	—	(3,252)	(33)	(55,709)	—	—	(55,742)
Equity based compensation expense	—	—	—	—	—	—	2,642	—	—	2,642
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	74	(150)	—	(76)
Dividends declared on common stock ($0.44 per share) (2)	—	—	—	—	—	—	—	(46,215)	—	(46,215)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—		—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(141)	—	(141)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(4,977)	(4,977)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	1,255	1,255
Balance at March 31, 2022	11,000	$110	8,000	$80	105,036	$1,050	$3,722,974	$(1,417,115)	$41,856	$2,348,955
Net income/(loss)	—	—	—	—	—	—	—	(100,367)	—	(100,367)
Issuance of common stock, net of expenses	—	—	—	—	38	1	552	—	—	553
Repurchase of shares of common stock (1)	—	—	—	—	(3,281)	(33)	(47,479)	—	—	(47,512)
Equity based compensation expense	—	—	—	—	—	—	3,540	—	—	3,540
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(509)	(153)	—	(662)
Dividends declared on common stock ($0.44 per share)	—	—	—	—	—	—	—	(44,789)	—	(44,789)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(174)	—	(174)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(4,937)	(4,937)
Balance at June 30, 2022	11,000	$110	8,000	$80	101,793	$1,018	$3,679,078	$(1,570,817)	$36,919	$2,146,388
Net income/(loss)	—	—	—	—	—	—	—	(55,018)	—	(55,018)
Issuance of common stock, net of expenses	—	—	—	—	4	—	33	—	—	33
Repurchase of shares of common stock (1)	—	—	—	—	—	—	—	—	—	—
Equity based compensation expense	—	—	—	—	—	—	2,673	—	—	2,673
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	—	(1,110)	—	(1,110)
Dividends declared on common stock ($0.44 per share)	—	—	—	—	—	—	—	(44,791)	—	(44,791)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(174)	—	(174)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(5,851)	(5,851)
Balance at September 30, 2022	11,000	$110	8,000	$80	101,797	$1,018	$3,681,784	$(1,680,129)	$31,068	$2,033,931
(1)  For the nine months ended September 30, 2022 includes approximately $1.0 million (56,690 shares) surrendered for tax purposes related to equity-based compensation awards.
(2) The per share dividend amount of $0.44 for the three months ended March 31, 2022 has been adjusted to reflect the Company’s one-for-four reverse stock split effected on April 4, 2022; the amount actually paid in respect of such dividend was $0.11 per share, which was based on the pre-split number of shares held by stockholders at the record date for such dividend (March 22, 2022).

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
			Nine Months Ended September 30, 2021
	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(In Thousands, Except Per Share Amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	11,000	$110	8,000	$80	112,929	$1,129	$3,851,517	$(1,405,327)	$77,293	$2,524,802
Net income	—	—	—	—	—	—	—	85,522	—	85,522
Issuance of common stock, net of expenses	—	—	—	—	139	1	381	—	—	382
Repurchase of shares of common stock (1)	—	—	—	—	(1,540)	(15)	(25,121)	—	—	(25,136)
Equity based compensation expense	—	—	—	—	—	—	1,686	—	—	1,686
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	489	—	—	489
Dividends declared on common stock ($0.300 per share) (2)	—	—	—	—	—	—	—	(33,521)	—	(33,521)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,468)	—	(4,468)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(120)	—	(120)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(3,855)	(3,855)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	235	235
Balance at March 31, 2021	11,000	$110	8,000	$80	111,528	$1,115	$3,828,952	$(1,361,664)	$73,673	$2,542,266
Net income	—	—	—	—	—	—	—	66,714	—	66,714
Issuance of common stock, net of expenses	—	—	—	—	90	1	397	—	—	398
Repurchase of shares of common stock (1)	—	—	—	—	(1,415)	(14)	(23,727)	—	—	(23,741)
Equity based compensation expense	—	—	—	—	—	—	2,741	—	—	2,741
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(227)	(61)	—	(288)
Dividends declared on common stock ($0.40 per share) (2)	—	—	—	—	—	—	—	(44,081)	—	(44,081)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(155)	—	(155)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(9,589)	(9,589)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	491	491
Balance at June 30, 2021	11,000	$110	8,000	$80	110,203	$1,102	$3,808,136	$(1,347,466)	$64,575	$2,526,537
Net income	—	—	—	—	—	—	—	132,511	—	132,511
Issuance of common stock, net of expenses	—	—	—	—	29	—	525	—	—	525
Equity based compensation expense	—	—	—	—	—	—	2,306	—	—	2,306
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(423)	(82)	—	(505)
Dividends declared on common stock ($0.40 per share) (2)	—	—	—	—	—	—	—	(44,093)	—	(44,093)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)		(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(155)		(155)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(8,029)	(8,029)
Derivative hedging instrument fair value changes and amortization, net	—	—	—	—	—	—	—	—		—
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	209	209
Balance at September 30, 2021	11,000	$110	8,000	$80	110,232	$1,102	$3,810,544	$(1,267,504)	$56,755	$2,601,087

(1)  For the nine months ended September 30, 2021, includes approximately $799,000 (53,281 shares) surrendered for tax purposes related to equity-based compensation awards.

(2) The $0.30, $0.40 and $0.40 per share dividend amounts for the three months ended March 31, 2021, June 30, 2021 and September 30, 2021, respectively, have been adjusted to reflect the Company’s one-for-four reverse stock split effected on April 4, 2022; the dividends actually paid in respect of such dividends were $0.075, $0.10 and $0.10 per share, respectively, which were based on the pre-split number of shares held by stockholders at the record dates for such dividends (March 31, 2021, June 30, 2021 and September 30, 2021, respectively).

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Nine Months Ended September 30,
(In Thousands)	2022	2021

Cash Flows From Operating Activities:
Net (loss)/income	$(238,291)	$284,747
Adjustments to reconcile net income to net cash provided by operating activities:
Losses/(gains) on residential whole loans and real estate owned, net	770,534	(67,844)
Losses/(gains) on securities, net	2,760	(1,969)
Impairment and other gains and losses on securities available-for-sale and other assets	—	(49,039)
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities, and amortization of terminated hedging instruments	(12,054)	(23,295)
Provision/(reversal of provision) for credit losses on residential whole loans and other assets	26,203	(43,550)
Net gains on derivatives used for risk management purposes	(260,624)	—
Net mark-to-market on Securitized debt measured at fair value	(247,970)	—
Unrealized loss on loan originator investment	13,395	—
Net other non-cash losses included in net income	21,134	16,112
Decrease in other assets	291,245	20,484
Decrease in other liabilities	(4,764)	(26,574)
Net cash provided by operating activities	$361,568	$109,072

Cash Flows From Investing Activities:
Purchases of residential whole loans, loan related investments and capitalized advances	$(2,699,331)	$(2,877,090)
Principal payments on residential whole loans and loan related investments	1,536,863	1,433,199
Increase in cash balances resulting from Lima One purchase transaction, net	—	6,122
Proceeds from sales of securities and other assets	15,660	—
Principal payments on securities	3,427	130,686
Purchases of real estate owned and capital improvements	(845)	(1,087)
Proceeds from sales of real estate owned	105,151	133,157
Additions to leasehold improvements, furniture and fixtures	(1,531)	(50,735)
Net cash used in investing activities	$(1,040,606)	$(1,225,748)

Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(2,745,242)	$(941,468)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	2,307,260	2,009,691
Principal payments on other collateralized financing agreements	(1,655,260)	(1,484,127)
Proceeds from borrowings under other collateralized financing agreements	3,248,756	1,582,982
Payment made for other collateralized financing agreement related costs	(14,646)	(6,847)
Principal payment on redemption of Senior notes	—	(100,000)
Proceeds from issuances of common stock	1,156	1,297
Payments made for the repurchase of common stock through the stock repurchase program	(102,311)	(48,075)
Dividends paid on preferred stock	(24,656)	(24,656)
Dividends paid on common stock and dividend equivalents	(139,070)	(111,892)
Net cash provided by/(used in) financing activities	$875,987	$876,905
Net increase in cash, cash equivalents and restricted cash	$196,949	$(239,771)
Cash, cash equivalents and restricted cash at beginning of period	$404,447	$821,519
Cash, cash equivalents and restricted cash at end of period	$601,396	$581,748

Supplemental Disclosure of Cash Flow Information
Interest Paid	$151,747	$81,636

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$61,875	$50,043
Dividends and dividend equivalents declared and unpaid	$44,964	$44,247
Payable for unsettled residential whole loan purchases	$—	$163,015
Right-of-use lease asset and lease liability	$—	$40,893
Repayment of Lima One preferred stock in connection with the Lima One transaction	$—	$22,030

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

2.   Summary of Significant Accounting Policies

(a)  Basis of Presentation and Consolidation

On April 4, 2022, the Company effected a one-for-four reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). Accordingly, all share and per share data included in these consolidated financial statements and notes thereto have been adjusted retroactively to reflect the impact of the Reverse Stock Split.

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at September 30, 2022 and results of operations for all periods presented have been made.  The results of operations for the three and nine months ended September 30, 2022 should not be construed as indicative of the results to be expected for the full year.

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

The consolidated financial statements of the Company include the accounts of all subsidiaries. All intercompany accounts and transactions have been eliminated. In addition, the Company consolidates entities established to facilitate transactions related to the acquisition and securitization of residential whole loans. Certain prior period amounts have been reclassified to conform to the current period presentation. On July 1, 2021, the Company completed the acquisition of Lima One Holdings, LLC, the parent company of Lima One Capital, LLC (collectively referred to as “Lima One”), a leading nationwide originator and servicer of business purpose loans. Lima One’s financial results are consolidated with MFA’s results from that date.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

Purchased Performing Loans

Acquisitions of Purchased Performing Loans to date (which include loans purchased from third parties or loans originated by Lima One) have been primarily comprised of: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by non-owner occupied residential properties made to borrowers who intend to rehabilitate and sell the property for a profit (“Residential transition loans”), (iii) business purpose loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans”), and (v) previously originated loans secured by residential real estate that is generally owner occupied (“Seasoned performing loans”). Purchased Performing Loans are initially recorded at their purchase price (or amount funded for originated loans). Interest income on Purchased Performing Loans acquired at par is accrued based on each loan’s current interest bearing balance and current interest rate. Interest income on such loans acquired at a premium/discount to par is recorded each period based on the contractual coupon net of any amortization of premium or accretion of discount, adjusted for actual prepayment activity. For loans acquired with related servicing rights retained by the seller, interest income is reported net of related serving costs.

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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
Balance Sheet Presentation

The Company’s residential mortgage securities pledged as collateral against financing agreements and interest rate swap agreements (“Swaps”) are included on the consolidated balance sheets with the fair value of the securities pledged disclosed in Note 6.  Purchases and sales of securities are recorded on the trade date.

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at September 30, 2022 and December 31, 2021. At September 30, 2022 and December 31, 2021, the Company had cash and cash equivalents of $434.1 million and $304.7 million, respectively. At September 30, 2022, the Company had $360.8 million of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. As of December 31, 2021, the Company had $215.8 million worth of investments in overnight money market funds. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).

(e)  Restricted Cash

Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, Swaps and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreements and/or Swaps counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements and/or Swaps.  The Company had aggregate restricted cash of $167.3 million and $99.8 million at September 30, 2022 and December 31, 2021, respectively (see Notes 5(d), 6 and 13).

(f)  Goodwill & Intangible Assets

At September 30, 2022 and December 31, 2021, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, and other intangible assets of $13.5 million and $21.4 million, respectively (net of amortization), primarily comprised of customer relationships, non-competition agreements (fully amortized as of June 30, 2022), trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One (see Note 5(b)). The intangible assets are amortized over their expected useful lives, which ranged from one to ten years at acquisition. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances that could reduce the fair value of the Lima One reporting unit (a component of the Lima One segment) below its carrying amount. Through September 30, 2022, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.

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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022
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
SEPTEMBER 30, 2022

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

(r)  New Accounting Standards and Interpretations

As of September 30, 2022, there have been no new accounting standards and interpretations adopted by the Company in 2022.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
3.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at September 30, 2022 and December 31, 2021 are approximately $8.2 billion and $7.9 billion, respectively, of residential whole loans generally arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for Purchased Non-performing Loans.

The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at September 30, 2022 and December 31, 2021:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021	September 30, 2022	December 31, 2021
Purchased Performing Loans:
Non-QM loans	$1,030,504	$1,448,162	$2,362,221	$2,013,369	$3,392,725	$3,461,531
Residential transition loans (1)	92,762	217,315	1,156,406	517,530	1,249,168	734,845
Single-family rental loans	224,302	331,808	1,096,780	619,415	1,321,082	951,223
Seasoned performing loans	87,028	102,041	—	—	87,028	102,041
Agency eligible investor loans	—	—	852,996	1,082,765	852,996	1,082,765
Total Purchased Performing Loans	$1,434,596	$2,099,326	$5,468,403	$4,233,079	$6,902,999	$6,332,405

Purchased Credit Deteriorated Loans	$480,679	$547,772	$—	$—	$480,679	$547,772

Allowance for Credit Losses	$(37,192)	$(39,447)	$—	$—	$(37,192)	$(39,447)

Purchased Non-Performing Loans	$—	$—	$847,563	$1,072,270	$847,563	$1,072,270

Total Residential Whole Loans	$1,878,083	$2,607,651	$6,315,966	$5,305,349	$8,194,049	$7,913,000

Number of loans	7,388	9,361	18,805	14,734	26,193	24,095
(1)Includes $523.3 million and $213.9 million of Residential transition loans collateralized by multi-family properties as of September 30, 2022 and December 31, 2021, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following table presents additional information regarding the Company’s Residential whole loans at September 30, 2022 and December 31, 2021:
September 30, 2022

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$3,385,837	$3,669,113	5.06%	353	65%	733	$3,534,877	$50,120	$20,285	$63,831
Residential transition loans	1,243,638	1,261,611	7.41	13	66	745	1,174,054	8,047	2,000	77,510
Single-family rental loans	1,319,768	1,436,439	5.61	326	69	737	1,406,215	3,704	767	25,753
Seasoned performing loans	86,979	95,443	3.09	155	30	713	87,887	911	300	6,345
Agency eligible investor loans	852,996	1,008,857	3.40	345	61	767	1,005,580	1,301	758	1,218
Total Purchased Performing Loans	6,889,218	$7,471,463	5.31%	287

Purchased Credit Deteriorated Loans	$457,268	$567,166	4.62%	279	64%	N/A	$415,369	$37,675	$17,814	$96,308

Purchased Non-Performing Loans	$847,563	$926,661	4.97%	279	69%	N/A	$454,086	$83,492	$45,854	$343,229

Residential whole loans, total or weighted average	$8,194,049	$8,965,290	5.24%	286

December 31, 2021

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (1)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (2)	Weighted Average Original FICO (3)	Aging by UPB
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$3,453,242	$3,361,164	5.07%	355	66%	731	$3,165,964	$77,581	$22,864	$94,755
Residential transition loans	727,964	731,154	7.18	11	67	735	616,733	5,834	5,553	103,034
Single-family rental loans	949,772	924,498	5.46	329	70	732	898,166	2,150	695	23,487
Seasoned performing loans	101,995	111,710	2.76	162	37	722	102,047	938	481	8,244
Agency eligible investor loans	1,082,765	1,060,486	3.40	354	62	767	1,039,257	21,229	—	—
Total Purchased Performing Loans	6,315,738	$6,189,012	5.05%	307

Purchased Credit Deteriorated Loans	$524,992	$643,187	4.55%	283	69%	N/A	$456,924	$50,048	$18,736	$117,479

Purchased Non-Performing Loans	$1,072,270	$1,073,544	4.87%	283	73%	N/A	$492,481	$87,041	$40,876	$453,146

Residential whole loans, total or weighted average	$7,913,000	$7,905,743	4.99%	301

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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Residential transition loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Residential transition loans, totaling $194.1 million and $137.3 million at September 30, 2022 and December 31, 2021, respectively, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 71% and 71% at September 30, 2022 and December 31, 2021, respectively. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.
(3)Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.

No Residential whole loans were sold during the nine months ended September 30, 2022 and 2021.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential Whole Loans, at Carrying Value:

	Nine Months Ended September 30, 2022
(Dollars In Thousands)	Non-QM Loans	Residential Transition Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2021	$8,289	$6,881	$1,451	$46	$22,780	$39,447
Current provision/(reversal)	(909)	(1,460)	(122)	(1)	(975)	(3,467)
Write-offs	(51)	(219)	(27)	—	(226)	(523)
Allowance for credit losses at March 31, 2022	$7,329	$5,202	$1,302	$45	$21,579	$35,457
Current provision/(reversal)	(199)	(23)	174	1	1,877	1,830
Write-offs	—	(118)	(184)	—	(58)	(360)
Allowance for credit losses at June 30, 2022	$7,130	$5,061	$1,292	$46	$23,398	$36,927
Current provision/(reversal)	(242)	583	83	3	120	547
Write-offs	—	(114)	(61)	—	(107)	(282)
Allowance for credit losses at September 30, 2022	$6,888	$5,530	$1,314	$49	$23,411	$37,192

	Nine Months Ended September 30, 2021
(Dollars In Thousands)	Non-QM Loans	Residential Transition Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2020	$21,068	$18,371	$3,918	$107	$43,369	$86,833
Current provision/(reversal)	(6,523)	(3,700)	(1,172)	(41)	(10,936)	(22,372)
Write-offs	—	(1,003)	—	—	(214)	(1,217)
Allowance for credit losses at March 31, 2021	$14,545	$13,668	$2,746	$66	$32,219	$63,244
Current provision/(reversal)	(2,416)	(1,809)	(386)	(9)	(3,963)	(8,583)
Write-offs	(37)	(255)	—	—	(108)	(400)
Allowance for credit losses at June 30, 2021	$12,092	$11,604	$2,360	$57	$28,148	$54,261
Current provision/(reversal)	(2,403)	(2,526)	(670)	(7)	(4,020)	(9,626)
Write-offs		(393)	(56)	—	(84)	(533)
Allowance for credit losses at September 30, 2021	$9,689	$8,685	$1,634	$50	$24,044	$44,102

(1)In connection with purchased Residential transition loans at carrying value, the Company had unfunded commitments of $8.4 million and $29.2 million as of September 30, 2022 and 2021, respectively, with an allowance for credit losses of $84,000 and $355,000 at September 30, 2022 and 2021, respectively. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 7).
(2)Includes $66.7 million and $94.9 million of loans that were assessed for credit losses based on a collateral dependent methodology as of September 30, 2022 and 2021, respectively.
(3)Includes $56.2 million and $57.4 million of loans that were assessed for credit losses based on a collateral dependent methodology as of September 30, 2022 and 2021, respectively.

The Company’s estimates of expected losses that form the basis of the Allowance for Credit Losses include certain qualitative adjustments which have the effect of increasing expected loss estimates. These qualitative adjustments were determined based on a variety of factors, including differences between the Company’s loan portfolio and the loan portfolios represented by data available in regulatory filings of certain banks that are considered to have similar loan portfolios (available proxy data), and differences between current (and expected future) market conditions in comparison to market conditions that occurred in historical periods. Such differences include uncertainty with respect to the ongoing impact of the COVID-19 pandemic, anticipated inflation and increasing market interest rates, and heightened political uncertainty. The Company’s estimates of credit losses reflect the Company’s expectation that the performance of its portfolio will experience higher delinquencies and defaults compared to the performance in historical periods of portfolios included in the available proxy data. Estimates of credit losses under credit losses on financial instruments (“CECL”) are highly sensitive to changes in assumptions and current economic conditions have increased the difficulty of accurately forecasting future conditions.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
The amortized cost basis of Purchased Performing Loans on nonaccrual status as of September 30, 2022 and December 31, 2021 was $196.2 million and $240.2 million, respectively. The amortized cost basis of Purchased Credit Deteriorated Loans on nonaccrual status as of September 30, 2022 and December 31, 2021 was $86.6 million and $108.9 million, respectively. The fair value of Purchased Non-performing Loans on nonaccrual status as of September 30, 2022 and December 31, 2021 was $450.5 million and $588.1 million, respectively. During the three and nine months ended September 30, 2022, the Company recognized $5.0 million and $14.3 million of interest income on loans on nonaccrual status, including $3.7 million and $10.2 million, respectively, on its portfolio of loans which were non-performing at acquisition. At September 30, 2022 and December 31, 2021, there were approximately $75.8 million and $107.4 million, respectively, of loans held at carrying value on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively.

The following table presents certain additional credit-related information regarding our Residential whole loans, at Carrying Value:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2022	2021	2020	2019	2018	Prior	Total
Non-QM loans
LTV <= 80% (1)	$—	$47,909	$199,510	$476,591	$245,908	$29,082	$999,000
LTV > 80% (1)	—	2,135	14,379	7,142	6,790	1,060	31,506
Total Non-QM loans	$—	$50,044	$213,889	$483,733	$252,698	$30,142	$1,030,506
Nine Months Ended September 30, 2022 Gross write-offs	$—	$—	$—	$—	$51	$—	$51

Residential transition loans
LTV <= 80% (1)	$—	$2,037	$7,698	$57,070	$13,065	$3,047	$82,917
LTV > 80% (1)	—	—	—	4,594	3,552	1,699	9,845
Total Residential transition loans	$—	$2,037	$7,698	$61,664	$16,617	$4,746	$92,762
Nine Months Ended September 30, 2022 Gross write-offs	$—	$—	$92	$317	$41	$—	$450

Single-family rental loans
LTV <= 80% (1)	$—	$13,822	$26,569	$127,766	$49,619	$3,213	$220,989
LTV > 80% (1)	—	—	406	2,821	86	—	3,313
Total Single family rental loans	$—	$13,822	$26,975	$130,587	$49,705	$3,213	$224,302
Nine Months Ended September 30, 2022 Gross write-offs	$—	$—	$—	$205	$68	$—	$273

Seasoned performing loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$84,120	$84,120
LTV > 80% (1)	—	—	—	—	—	2,908	2,908
Total Seasoned performing loans	$—	$—	$—	$—	$—	$87,028	$87,028
Nine Months Ended September 30, 2022 Gross write-offs	$—	$—	$—	$—	$—	$—	$—

Purchased credit deteriorated loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$383,865	$383,865
LTV > 80% (1)	—	—	—	—	—	96,814	96,814
Total Purchased credit deteriorated loans	$—	$—	$—	$—	$—	$480,679	$480,679
Nine Months Ended September 30, 2022 Gross write-offs	$—	$—	$—	$—	$—	$391	$391

Total LTV <= 80% (1)	$—	$63,768	$233,777	$661,427	$308,592	$503,327	$1,770,891
Total LTV > 80% (1)	—	2,135	14,785	14,557	10,428	102,481	144,386
Total residential whole loans, at carrying value	$—	$65,903	$248,562	$675,984	$319,020	$605,808	$1,915,277
Nine Months Ended September 30, 2022 Total Gross write-offs	$—	$—	$92	$522	$160	$391	$1,165

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Residential transition loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Residential transition loans, totaling $194.1 million at September 30, 2022, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting is 71% at September 30, 2022. Certain low value loans secured by vacant lots are categorized as LTV > 80%.

The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 90 days or more delinquent:

	September 30, 2022
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$64,036	$63,831	67.7%
Residential transition loans	$76,514	$77,510	69.9%
Single-family rental loans	$25,901	$25,753	74.9%
Seasoned performing loans	$5,850	$6,345	45.4%
Agency eligible investor loans	$1,049	$1,218	61.7%
Total Purchased Performing Loans	$173,350	$174,657

Purchased Credit Deteriorated Loans	$76,762	$96,308	75.8%

Purchased Non-Performing Loans	$331,847	$343,229	78.5%

Total Residential Whole Loans	$581,959	$614,194

	December 31, 2021
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$96,473	$94,755	64.6%
Residential transition loans	$103,166	$103,034	67.6%
Single-family rental loans	$23,524	$23,487	73.4%
Seasoned performing loans	$7,740	$8,244	45.6%
Agency eligible investor loans	$—	$—	—%
Total Purchased Performing Loans	$230,903	$229,520

Purchased Credit Deteriorated Loans	$95,899	$117,479	79.1%

Purchased Non-Performing Loans	$454,443	$453,146	80.2%

Total Residential Whole Loans	$781,245	$800,145

(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Residential transition loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Residential transition loans, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following tables present the components of interest income on the Company’s Residential whole loans for the three and nine months ended September 30, 2022 and 2021:

	Held at Carrying Value		Held at Fair Value		Total
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,
(In Thousands)	2022	2021	2022	2021	2022	2021
Purchased Performing Loans:
Non-QM loans	$13,646	$17,437	$27,012	$6,454	$40,658	$23,891
Residential transition loans	784	5,808	18,558	4,110	19,342	9,918
Single-family rental loans	3,658	6,074	15,340	3,423	18,998	9,497
Seasoned performing loans	1,227	1,728	—	—	1,227	1,728
Agency eligible investor loans	—	—	7,542	3,360	7,542	3,360
Total Purchased Performing Loans	$19,315	$31,047	$68,452	$17,347	$87,767	$48,394

Purchased Credit Deteriorated Loans	$7,916	$10,504	$—	$—	$7,916	$10,504

Purchased Non-Performing Loans	$—	$—	$18,732	$20,704	$18,732	$20,704

Total Residential Whole Loans	$27,231	$41,551	$87,184	$38,051	$114,415	$79,602

	Held at Carrying Value		Held at Fair Value		Total
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021	2022	2021
Purchased Performing Loans:
Non-QM loans	$39,041	$59,789	$69,080	$8,258	$108,121	$68,047
Residential transition loans	5,621	19,429	43,768	4,485	49,389	23,914
Single-family rental loans	12,134	19,594	36,603	3,890	48,737	23,484
Seasoned performing loans	3,392	5,260	—	—	3,392	5,260
Agency eligible investor loans	—	—	22,731	3,622	22,731	3,622
Total Purchased Performing Loans	$60,188	$104,072	$172,182	$20,255	$232,370	$124,327

Purchased Credit Deteriorated Loans	$25,597	$30,097	$—	$—	$25,597	$30,097

Purchased Non-Performing Loans	$—	$—	$58,268	$58,732	$58,268	$58,732

Total Residential Whole Loans	$85,785	$134,169	$230,450	$78,987	$316,235	$213,156

The following table presents the components of Net gain/(loss) on residential whole loans measured at fair value through earnings for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Net unrealized (losses)/gains	$(291,818)	$20,494	$(797,934)	$58,807
Other Income (1)	(57)	1,321	1,270	518
Total	$(291,875)	$21,815	$(796,664)	$59,325
(1)Primarily includes cash payments received from private mortgage insurance on liquidated loans and losses on liquidations of non-performing loans.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
4.                   Securities, at Fair Value

MSR-Related Assets

Term Notes Backed by MSR-Related Collateral

At September 30, 2022 and December 31, 2021, the Company had $148.2 million and $153.8 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At September 30, 2022, these term notes had an amortized cost of $126.7 million, gross unrealized gains of approximately $21.4 million, a weighted average yield of 12.7% and a weighted average term to maturity of 0.9 years. At December 31, 2021, the term notes had an amortized cost of $121.4 million, gross unrealized gains of approximately $32.4 million, a weighted average yield of 10.3% and a weighted average term to maturity of 1.7 years.

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

The following tables present certain information about the Company’s residential mortgage securities at September 30, 2022 and December 31, 2021:

September 30, 2022

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Total residential mortgage securities (2)(3)	$81,138	$4,907	$(601)	$(14,833)	$70,611	$9,885	$(1,249)	$8,636	$79,247

December 31, 2021

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Total residential mortgage securities (2)(3)	$99,999	$7,466	$(55)	$(20,768)	$86,642	$16,282	$(10)	$16,272	$102,914

(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Amounts disclosed at September 30, 2022 includes CRT securities with a fair value of $48.7 million for which the fair value option has been elected. Such securities had $240,000 gross unrealized gains and gross unrealized losses of approximately $1.2 million at September 30, 2022. Amounts disclosed at December 31, 2021 includes CRT securities with a fair value of $67.5 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $1.8 million and gross unrealized losses of approximately $10,000 at December 31, 2021.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
Sales of Residential Mortgage Securities

During the three and nine months ended September 30, 2022, the Company sold CRT securities for approximately $15.3 million and $15.7 million, realizing gains of $70,000 and $84,000, respectively. The Company did not sell any of its residential mortgage securities during the nine months ended September 30, 2021.

Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities at September 30, 2022.

There were no allowances for credit losses recorded with respect to the Company’s AFS securities for any of the periods presented. The Company did not recognize an allowance for credit losses through earnings related to its AFS securities for the three and nine months ended September 30, 2022 and 2021.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$36,919	$66,163	$46,833	$79,607
Unrealized (losses) on securities available-for-sale	(5,851)	(8,029)	(15,765)	(21,473)
Change in AOCI from AFS securities	(5,851)	(8,029)	(15,765)	(21,473)
Balance at end of period	$31,068	$58,134	$31,068	$58,134

Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Residential Mortgage Securities
Coupon interest	$1,308	$931	$3,258	$3,161
Effective yield adjustment (1)(2)(3)	699	1,364	2,971	11,958
Interest income	$2,007	$2,295	$6,229	$15,119

MSR-related assets
Coupon interest	$2,015	$1,595	$4,591	$6,044
Effective yield adjustment (2)(4)	1,590	6,739	5,361	21,270
Interest income	$3,605	$8,334	$9,952	$27,314

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
(3)Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of approximately $8.8 million during the nine months ended September 30, 2021.
(4)Includes $4.0 million and $12.4 million of accretion income recognized during the three and nine months ended September 30, 2021, respectively, due to the impact of the redemption at par of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

5.    Other Assets

The following table presents the components of the Company’s Other assets at September 30, 2022 and December 31, 2021:

(In Thousands)	September 30, 2022	December 31, 2021
REO (1)	$132,663	$156,223
Goodwill	61,076	61,076
Intangibles, net (2)	13,500	21,400
Capital contributions made to loan origination partners	30,358	71,673
Other interest-earning assets	74,342	57,522
Interest receivable	66,080	50,191
Other loan related receivables	19,697	34,191
Lease right-of-use asset (3)	38,168	39,370
Other	61,110	73,910
Total Other Assets	$496,994	$565,556

(1) Includes $11.3 million of REO that was held-for-investment at December 31, 2021.
(2) Net of aggregate accumulated amortization of $14.5 million and $6.6 million as of September 30, 2022 and December 31, 2021, respectively.
(3) An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease (see Notes 2 and 9).

(a) Real Estate Owned

At September 30, 2022, the Company had 412 REO properties with an aggregate carrying value of $132.7 million. At December 31, 2021, the Company had 553 REO properties with an aggregate carrying value of $156.2 million.
At September 30, 2022, $132.2 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $58.0 million of residential whole loans held at carrying value and $269.4 million of residential whole loans held at fair value at September 30, 2022.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
The following table presents the activity in the Company’s REO for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars In Thousands)	2022	2021	2022	2021
Balance at beginning of period	$135,847	$204,762	$156,223	$249,699
Adjustments to record at lower of cost or fair value	(1,655)	(2,448)	(2,426)	(3,390)
Transfer from residential whole loans (1)	16,658	11,673	61,875	50,043
Purchases and capital improvements, net	215	1,584	845	2,207
Disposals and other (2)	(18,402)	(36,769)	(83,854)	(119,757)
Balance at end of period	$132,663	$178,802	$132,663	$178,802

Number of properties	412	674	412	674
(1)Includes a net loss recorded on transfer of approximately $300,000 for the three months ended September 30, 2022 and a net gain recorded on transfer of approximately $700,000 for the three months ended September 30, 2021; and a net loss recorded on transfer of approximately $300,000 for the nine months ended September 30, 2022 and a net loss recorded on transfer of approximately $400,000 for the nine months ended September 30, 2021.
(2)During the three and nine months ended September 30, 2022, the Company sold 74 and 333 REO properties for consideration of $23.8 million and $105.0 million, realizing net gains of approximately $5.3 million and $21.3 million, respectively. During the three and nine months ended September 30, 2021, the Company sold 151 and 470 REO properties for consideration of $45.4 million and $134.0 million, realizing net gains of approximately $7.3 million and $13.4 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

(b) Goodwill and Intangible Assets

On July 1, 2021, the Company completed the acquisition of Lima One (see Note 15). In connection with the acquisition of Lima One, the Company identified and recorded goodwill of $61.1 million and finite-lived intangible assets totaling $28.0 million.

The amortization period for each of the finite lived intangible assets and the activity for the nine months ended September 30, 2022 is summarized in the table below:

(Dollars in Thousands)	Carrying Value at December 31, 2021	Amortization Nine Months Ended September 30, 2022	Carrying Value at September 30, 2022	Amortization Period (Years) (1)
Trademarks / Trade Names	$3,800	$(300)	$3,500	10
Customer Relationships	12,000	(5,000)	7,000	4
Internally Developed Software	3,600	(600)	3,000	5
Non-Compete Agreements	2,000	(2,000)	—	1
Total Identified Intangibles	$21,400	$(7,900)	$13,500

(1) Amortization is calculated on a straight-line basis over the amortization period, except for Customer Relationships, where amortization is calculated based on expected levels of customer attrition.

(c) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom the Company sources residential mortgage loans through both flow arrangements and bulk purchases. At September 30, 2022, the carrying value of these investments (including adjustments for impairments or mark-to-market changes) was $30.4 million, including $6.8 million of common equity (including partnership interests) and $23.5 million of preferred equity. During the nine months ended September 30, 2022, the Company recorded an impairment charge in earnings of $28.6 million against the carrying value of its investment in one loan origination partner, bringing the net

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
carrying value of this investment to zero as of September 30, 2022. During the three months ended September 30, 2021, the Company reversed $10.0 million of previously recorded impairment as two of the Company’s preferred equity investments were repaid in full. This gain was recorded in Other Income in the consolidated statements of operations. The Company did not record any impairment charges to earnings on investments in loan origination partners during the three and nine months ended September 30, 2021. Further, for three and nine months ended September 30, 2022, the Company recorded a valuation adjustment of $2.0 million and $13.4 million against an investment in a loan origination partner that is accounted for at fair value through earnings, respectively. For certain of the Company’s investments, the interests acquired to date by the Company generally do not have a readily determinable fair value. Consequently, the Company accounts for these interests (including any acquired options and warrants) in loan originators initially at cost. The carrying value of these investments will be adjusted if it is determined that an impairment has occurred or if there has been a subsequent observable transaction in either the investee company’s equity securities or a similar security that provides evidence to support an adjustment to the carrying value. In addition, for certain partners options or warrants have also been acquired that provide the Company the ability to increase the level of its investment if certain conditions are met. At the end of each reporting period, or earlier if circumstances warrant, the Company evaluates whether the nature of its interests and other involvement with the investee entity requires the Company to apply equity method accounting or consolidate the results of the investee entity with the Company’s financial results. On July 1, 2021, the Company completed the acquisition of certain ownership interests in Lima One, which resulted in the Company owning all of Lima One’s outstanding ownership interests. Accordingly, the Company consolidated Lima One’s financial results beginning on that date.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(d) Derivative Instruments

Swaps

The Company’s derivative instruments include Swaps, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on the Secured Overnight Financing Rate (“SOFR”), on the notional amount of the Swap. At September 30, 2022, none of the Company’s Swaps were designated as hedges for accounting purposes.

The following table presents the assets pledged as collateral against the Company’s Swap contracts at September 30, 2022, and December 31, 2021:

(In Thousands)	September 30, 2022	December 31, 2021
Restricted Cash	$65,392	$14,446

At September 30, 2022, the Company had Swaps with an aggregate notional amount of $3.2 billion and an average maturity of approximately 45 months with a maximum term of approximately 81 months.

The following table presents information about the Company’s Swaps at September 30, 2022, and December 31, 2021:

	September 30, 2022			December 31, 2021
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days to 12 months	$—	—%	—%	$—	—%	—%
Over 12 months to 24 months	100,000	1.49	2.98	—	—	—
Over 24 months to 36 months	1,225,010	1.44	2.98	450,010	0.90	0.05
Over 36 months to 48 months	—	—	—	—	—	—
Over 48 months to 60 months	1,525,000	1.64	2.98	450,000	1.12	0.05
Over 60 months to 72 months	—	—	—	—	—	—
Over 72 months to 84 months	310,000	2.95	2.98	—	—	—
Total Swaps	$3,160,010	1.69%	2.98%	$900,010	1.01%	0.05%

(1)Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts daily based on SOFR.

During the three and nine months ended September 30, 2022, the Company recorded net gains on Swaps of approximately $112.6 million and $215.3 million, which includes net swap income of $3.7 million and net swap expense of $6.2 million, respectively. These amounts are included in Other income, net on the Company’s consolidated statements of operations. The Company did not have any Swaps during the three and nine months ended September 30, 2021.

TBA Securities

In order to economically hedge the risks arising from the investments in Agency eligible investor loans, the Company has entered into short positions in certain TBA securities. The Company did not have any open short positions in TBA securities at September 30, 2022. The table below summarizes open short positions in TBA securities as of December 31, 2021, which had an aggregate value of ($1.3) million and were included in Other assets/liabilities on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

	December 31, 2021
(Dollars in Thousands)	Notional Amount	Settlement Date
TBA Security
FNCL 2.5	$180,000	January 13, 2022
FNCL 2	$130,000	January 13, 2022

TBA short positions are subject to margining requirements which serve to mitigate counterparty credit risk associated with these transactions. Open TBA positions are measured at fair value each reporting date, with realized and unrealized changes in the fair value of these positions recorded in Other income, net in the Company’s consolidated statements of operations. For the nine months ended September 30, 2022, the Company recorded realized and unrealized changes in fair value on TBA short positions of $39.2 million. For the three and nine months ended September 30, 2021, the Company recorded a net gain on TBA short positions of $2.1 million and $1.0 million, respectively.

6.      Financing Agreements

The following tables present the components of, and certain information with respect to, the Company’s Financing agreements at September 30, 2022 and December 31, 2021:

	September 30, 2022
(In Thousands)	Collateral	Unpaid Principal Balance	Fair Value / Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential Whole Loans	$1,981,934	$1,981,904	4.23%	9.7
Agreements with mark-to-market collateral provisions	Securities	142,887	142,887	3.94%	1.5
Total Agreements with mark-to-market collateral provisions		2,124,821	2,124,791	4.22%
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans	1,105,441	1,104,849	5.46%	16.5
Securitized debt	Residential Whole Loans	4,116,330	3,832,311	3.00%	See Note 14
Convertible senior notes	Unsecured	229,989	227,489	6.94%	See below
Total Financing agreements (2)		$7,576,581	$7,289,440	3.60%

	December 31, 2021
(In Thousands)	Collateral	Unpaid Principal Balance	Fair Value / Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential Whole Loans	$2,403,724	$2,403,151	2.02%	6.6
Agreements with mark-to-market collateral provisions	Securities	159,148	159,148	1.50%	1.4
Total Agreements with mark-to-market collateral provisions		2,562,872	2,562,299	1.99%
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans	939,003	939,540	3.50%	9.8
Securitized debt	Residential Whole Loans	2,645,495	2,650,473	1.96%	See Note 14
Convertible senior notes	Unsecured	230,000	226,470	6.94%	See below
Total Financing agreements (2)		$6,377,370	$6,378,782	2.44%

(1)The Company has both financing agreements held at fair value and financings agreements held at their carrying value (amortized cost basis). Financing agreements held at fair value are reported at estimated fair value each period as a result of the Company’s fair value option election. The fair value option was not elected for financing agreements held at carrying value. Consequently, Total financing agreements as presented reflects a summation of balances reported at fair and carrying value. At September 30, 2022, the Company had the $932.5 million of agreements with mark-to-market collateral provisions held at fair value, $604.7 million of agreements with non-mark-to-market collateral provisions held at fair value, and $2.9 billion of securitized debt held at fair value, with amortized cost bases of $932.5 million, $604.7 million, and, $3.1 billion respectively. At December 31, 2021, the Company had the $1.3 billion of agreements with mark-to-market collateral provisions held at fair value, $628.3 million of agreements with non-mark-to-market collateral provisions held at fair value, and $1.3 billion of securitized debt held at fair value, with amortized cost bases of $1.3 billion, $627.0 million, and $1.3 billion, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(2)Weighted average cost of funding reflects annualized quarter-to-date interest expense divided by average balance for the financing agreements. The cost of funding for the total financing agreements includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on the Company’s Swaps. For the quarter ended September 30, 2022, this decreased the overall funding cost by 19 basis points, and for the quarter ended December 31, 2021, this increased the overall funding cost by 5 basis points. The Company does not allocate the impact of the net carry by type of financing agreement.

The following table presents maturities with respect to the Company’s financing agreements with mark-to-market and non-mark-to-market collateral provisions:

	As of September 30, 2022
	Unpaid Principal Balance, Maturing In
(In Thousands)	Collateral	0-3 Months (1)	3-6 Months	6-12 Months	Greater than 12 Months (2)	Total
Agreements with mark-to-market collateral provisions	Residential Whole Loans	$111,159	$731,907	$835,077	$303,791	$1,981,934
Agreements with mark-to-market collateral provisions	Securities	142,887	—	—	—	142,887
Total Agreements with mark-to-market collateral provisions		254,046	731,907	835,077	303,791	2,124,821
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans	226,332	—	523,612	355,497	1,105,441

(1)$254.0 million of the mark-to-market agreements (included in the 0-3 months category) can be terminated by either party.
(2)$273.4 million of the mark-to-market agreements (included in the greater than 12 months category) have a 1 year extension option to September 2024.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at September 30, 2022 and December 31, 2021:

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Mark-to-market financing agreements secured by residential whole loans	$1,966,735	$2,391,602
Fair value of residential whole loans pledged as collateral under financing agreements	$2,470,746	$3,301,288
Weighted average haircut on residential whole loans (1)	18.56%	25.27%
Mark-to-market financing agreements secured by securities at fair value	$142,887	$159,148
Securities at fair value pledged as collateral under financing agreements	$227,407	$256,685
Weighted average haircut on securities at fair value (1)	37.17%	37.00%
Mark-to-market financing agreements secured by real estate owned	$15,169	$11,549
Fair value of real estate owned pledged as collateral under financing agreements	$39,357	$34,606
Weighted average haircut on real estate owned (1)	51.35%	58.46%

(1)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at September 30, 2022 and December 31, 2021:

(Dollars in Thousands)	September 30, 2022	December 31, 2021
Non-mark-to-market financing secured by residential whole loans	$1,096,544	$928,055
Fair value of residential whole loans pledged as collateral under financing agreements	$1,409,574	$1,420,283
Weighted average haircut on residential whole loans	19.24%	29.98%
Non-mark-to-market financing secured by real estate owned	$8,305	$11,485
Fair value of real estate owned pledged as collateral under financing agreements	$25,749	$29,894
Weighted average haircut on real estate owned	61.92%	61.28%

In addition, the Company had aggregate restricted cash held in connection with its financing agreements of $15.9 million and $10.2 million at September 30, 2022 and December 31, 2021, respectively.

The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$3,009,718	5.28%	$3,222,268	2.36%
Over 30 days to 3 months	220,545	4.66	257,444	2.49
Over 3 months to 12 months	—	—	22,164	4.50
Over 12 months	—	—	—	—
Total financing agreements	$3,230,263	5.23%	$3,501,876	2.38%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(a) Other Information on Financing Agreements

Convertible Senior Notes

On June 3, 2019, the Company issued $230.0 million in aggregate principal amount of its Convertible Senior Notes in an underwritten public offering, including an additional $30.0 million issued pursuant to the exercise of the underwriters’ option to purchase additional Convertible Senior Notes. The total net proceeds the Company received from the offering were approximately $223.3 million, after deducting offering expenses and the underwriting discount.  The Convertible Senior Notes bear interest at a fixed rate of 6.25% per year, paid semiannually on June 15 and December 15 of each year commencing December 15, 2019 and will mature on June 15, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. The Convertible Senior Notes are convertible at the option of the holders at any time until the close of business on the business day immediately preceding the maturity date into shares of the Company’s common stock based on a conversion rate of 31.4346 shares (which reflects an adjustment resulting from the Company’s Reverse Stock Split) of the Company’s common stock for each $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $31.81 per share of common stock. The Convertible Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 6.94%. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity, except to the extent necessary to preserve its status as a REIT, in which case the Company may redeem the Convertible Senior Notes, in whole or in part, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. During the nine months ended September 30, 2022, $11,000 of convertible senior notes were converted into 345 shares of the Company’s common stock.

The Convertible Senior Notes are the Company’s senior unsecured obligations and are (i) effectively junior to all of the Company’s secured indebtedness, which includes the Company’s repurchase agreements and other financing arrangements, to the extent of the value of the collateral securing such indebtedness and (ii) equal in right of payment to the Company’s existing and future senior unsecured obligations, if any.

(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 12 and 14 counterparties at September 30, 2022 and December 31, 2021, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at September 30, 2022:

	September 30, 2022
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Repricing for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Barclays Bank (3)	BBB/Aa3/A	$318,603	1	15.7%
Wells Fargo	A+/Aa2/AA-	239,544	1	11.8
Credit Suisse	BBB/Baa2/BBB	187,559	1	9.2

(1)As rated at September 30, 2022 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published rating for these entities.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$248,936	$307,841	$1,345,839	$1,902,616
Residential whole loans, at fair value	1,171,526	2,011,619	3,106,239	6,289,384
Securities, at fair value	—	227,407	—	227,407
Other assets: REO	21,925	30,050	34,928	86,903
Total	$1,442,387	$2,576,917	$4,487,006	$8,506,310

	December 31, 2021
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$693,982	$459,349	$1,476,588	$2,629,919
Residential whole loans, at fair value	706,377	2,810,865	1,525,114	5,042,356
Securities, at fair value	—	256,685	—	256,685
Other assets: REO	25,692	29,374	35,379	90,445
Total	$1,426,051	$3,556,273	$3,037,081	$8,019,405

(1)An aggregate of $27.2 million and $25.7 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financings agreements had also been pledged as of September 30, 2022 and December 31, 2021, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at September 30, 2022 and December 31, 2021:

(In Thousands)	September 30, 2022	December 31, 2021
Dividends and dividend equivalents payable	$44,964	$47,751
Lease liability	43,772	44,977
Accrued interest payable	24,102	9,621
Accrued expenses and other	83,637	115,709
Total Other Liabilities	$196,475	$218,058

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of September 30, 2022, December 31, 2021 or September 30, 2021. As of the date of this filing, the Company’s tax returns for tax years 2019 through 2021 are open to examination.

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at September 30, 2022 and December 31, 2021 are presented in the following table:

(In Thousands)	September 30, 2022	December 31, 2021
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$71,360	$35,796
Unrealized mark-to-market, impairments and loss provisions	15,572	3,753
Other realized / unrealized treatment differences	(14,730)	12,131
Total deferred tax assets	72,202	51,680
Less: valuation allowance	(72,202)	(51,680)
Net deferred tax assets	$—	$—

Realization of the Company’s DTAs at September 30, 2022 is dependent on several factors, including generating sufficient taxable income prior to the expiration of net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
No net deferred tax benefit was recorded by the Company for the three and nine months ended September 30, 2022 and 2021, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset at the ends of those periods was recognized as its recovery was not considered more likely than not. The related NOL carryforwards generated prior to 2018 will begin to expire in 2037; those generated in 2018 and later can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

At September 30, 2022, the Company’s federal NOL carryforward from prior years was $142.1 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The income tax provision (benefit) is included in Other general and administrative expense in the Company’s consolidated statements of operations. The following table summarizes the Company’s income tax provision (benefit) primarily recorded at the Company’s domestic TRS entities for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Current provision (benefit)
Federal	$40	$635	$184	$1,191
State	11	202	220	379
Total current provision (benefit)	51	837	404	1,570
Deferred provision (benefit)
Federal	183	—	453	—
State	49	—	114	—
Total deferred provision (benefit)	232	—	567	—
Total provision (benefit)	$283	$837	$971	$1,570

The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate at September 30, 2022 and 2021:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Federal statutory rate	21.0%	21.0%
Non-taxable REIT income (dividends paid deduction)	3.4%	(4.5)%
Other differences in taxable income (loss) from GAAP	(17.4)%	(5.2)%
State and local taxes	—%	—%
Change in valuation allowance on DTAs	(7.3)%	(10.9)%
Effective tax rate	(0.3)%	0.4%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

9.    Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitment relates to its corporate headquarters. For the three and nine months ended September 30, 2022, the Company recorded aggregate lease expense of approximately $1.2 million and $3.5 million, respectively, in connection with its current lease. The term specified in the current lease is approximately fifteen years with an option to renew for an additional five years.

At September 30, 2022, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ending December 31,	Minimum Rental Payments
(In Thousands)
2022 (1)	$1,376
2023	5,524
2024	5,527
2025	4,664
2026	4,552
Thereafter	49,604
Total	$71,247

(1) Reflects contractual minimum rental payments due for the period from October 1, 2022 through December 31, 2022.

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of September 30, 2022, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).

(c) Residential Transition Loan Commitments

At September 30, 2022, the Company had unfunded commitments of $542.8 million in connection with its purchased Residential transition loans.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2022 through September 30, 2022:

Declaration Date	Record Date	Payment Date	Dividend Per Share
August 22, 2022	September 6, 2022	September 30, 2022	$0.46875
May 18, 2022	June 1, 2022	June 30, 2022	$0.46875
February 17, 2022	March 1, 2022	March 31, 2022	$0.46875

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

The Company’s Series C Preferred Stock is entitled to receive dividends (i) from and including the original issue date to, but excluding, March 31, 2025, at a fixed rate of 6.50% per year on the $25.00 liquidation preference and (ii) from and including March 31, 2025, at a floating rate equal to three-month LIBOR plus a spread of 5.345% per year of the $25.00 per share liquidation preference before the Company’s common stock is paid any dividends, and is senior to the Company’s common stock with respect to distributions upon liquidation, dissolution or winding up. Pursuant to the terms of the Series C Preferred Stock, upon the expected discontinuation of the publication of three-month LIBOR in June 2023, a calculation agent will be appointed to select an industry accepted substitute or successor base rate to the three-month LIBOR rate. The calculation agent may also implement changes to the business day convention, the definition of business day, the dividend determination date, the interest rate spread and the method for obtaining the substitute or successor base rate, in a manner that is consistent with industry accepted practices. In March 2022, Congress enacted a federal statute that provides a safe harbor for those, like the calculation agent, that are contractually responsible for determining LIBOR replacements under certain circumstances, which the Company expects will apply to the Series C Preferred Stock. The Federal Reserve is required to promulgate rules under this statute which, once final, the Company expects will affect the selection of an industry accepted substitute or successor base rate under the terms of the Series C Preferred Stock. Dividends on the Series C Preferred Stock are payable quarterly in arrears on or about March 31, June 30, September 30 and December 31 of each year. The Series C Preferred Stock is not redeemable by the Company prior to March 31, 2025, except under circumstances where it is necessary to preserve the Company’s qualification as a REIT for U.S. federal income tax purposes and upon the occurrence of certain specified change in control transactions. On or after March 31, 2025, the Company may, at its option, subject to certain procedural requirements, redeem any or all of the shares of the Series C Preferred Stock for cash at a redemption price of $25.00 per share, plus any accrued and unpaid dividends thereon (whether or not authorized or declared) to, but excluding, the redemption date.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2022 through September 30, 2022:

Declaration Date	Record Date	Payment Date	Dividend Per Share
August 22, 2022	September 6, 2022	September 30, 2022	$0.40625
May 18, 2022	June 1, 2022	June 30, 2022	$0.40625
February 17, 2022	March 1, 2022	March 31, 2022	$0.40625

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2022 through September 30, 2022:

Declaration Date	Record Date	Payment Date	Dividend Per Share
September 13, 2022	September 30, 2022	October 31, 2022	$0.440	(1)
June 15, 2022	June 30, 2022	July 29, 2022	$0.440
March 11, 2022	March 22, 2022	April 29, 2022	$0.440

(1) At September 30, 2022, the Company had accrued dividends and dividend equivalents payable of $45.0 million related to the common stock dividend declared on September 13, 2022. The $0.44 per share dividend declared on March 11, 2022, has been adjusted to reflect the Reverse Stock Split; the amount actually paid in respect of such dividend was $0.11 per share, which was based on the pre-split number of shares held by stockholders at the record date for such dividend (March 22, 2022).

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 27, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and registered an aggregate of 2.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At September 30, 2022, approximately 2.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three and nine months ended September 30, 2022, the Company issued 3,667 and 74,529 shares of common stock through the DRSPP, raising net proceeds of approximately $45,000 and $1.2 million, respectively.  From the inception of the DRSPP in September 2003 through September 30, 2022, the Company issued 8,836,055 shares pursuant to the DRSPP, raising net proceeds of $290.7 million.

(d)  Stock Repurchase Program

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
The Company did not repurchase any shares of its common stock during the three months ended September 30, 2022 and 2021. During the nine months ended September 30, 2022 and 2021, the Company repurchased 6,476,746 and 2,901,557 shares of its common stock through the stock repurchase program at an average cost of $15.80 and $16.57 per share and a total cost of approximately $102.1 million and $48.1 million, net of fees and commissions paid to the sales agent of approximately $161,000 and $116,000, respectively. All stock repurchases for the three months ended June 30, 2022 were executed under the March 2022 Repurchase Authorization. All stock repurchases for the three months ended March 31, 2022, and the nine months ended September 30, 2021, were executed under the November 2020 Repurchase Authorization and prior to the Board’s adoption of the March 2022 Repurchase Authorization. As of September 30, 2022, the Company was permitted to purchase an additional $202.5 million of its common stock under the March 2022 Repurchase Authorization.

(e) Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2022:

	Three Months Ended September 30, 2022				Nine Months Ended September 30, 2022
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$36,919	$—	$—	$36,919	$46,833	$—	$(1,255)	$45,578
OCI before reclassifications	(5,851)	—	—	(5,851)	(15,765)	—	1,255	(14,510)
Amounts reclassified from AOCI	—	—	—	—	—	—	—	—
Net OCI during the period (2)	(5,851)	—	—	(5,851)	(15,765)	—	1,255	(14,510)
Balance at end of period	$31,068	$—	$—	$31,068	$31,068	$—	$—	$31,068

(1)Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2) For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents changes in the balances of each component of the Company’s AOCI for the three and nine months ended September 30, 2021:

	Three Months Ended September 30, 2021				Nine Months Ended September 30, 2021
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$66,163	$—	$(1,588)	$64,575	$79,607	$—	$(2,314)	$77,293
OCI before reclassifications	(8,029)	—	209	(7,820)	(21,473)	—	935	(20,538)
Amounts reclassified from AOCI	—	—	—	—	—	—	—	—
Net OCI during the period (2)	(8,029)	—	209	(7,820)	(21,473)	—	935	(20,538)
Balance at end of period	$58,134	$—	$(1,379)	$56,755	$58,134	$—	$(1,379)	$56,755

(1)  Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

11.    EPS Calculation

The following table presents a reconciliation of the (loss)/earnings and shares used in calculating basic and diluted (loss)/earnings per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands, Except Per Share Amounts)	2022	2021	2022	2021
Basic (Loss)/Earnings per Share:
Net (loss)/income	$(55,018)	$132,511	$(238,291)	$284,747
Dividends declared on preferred stock	(8,218)	(8,218)	(24,656)	(24,656)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(174)	(435)	(489)	(915)
Net (loss)/income to available common stockholders - basic	$(63,410)	$123,858	$(263,436)	$259,176
Basic weighted average common shares outstanding	101,795	110,222	103,609	111,120
Basic (Loss)/Earnings per Share	$(0.62)	$1.12	$(2.54)	$2.33

Diluted (Loss)/Earnings per Share:
Net (loss)/income to available common stockholders - basic	$(63,410)	$123,858	$(263,436)	$259,176
Interest expense on Convertible Senior Notes	—	3,920	—	11,743
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	—	435	—	915
Net (loss)/income available to common stockholders - diluted	$(63,410)	$128,213	$(263,436)	$271,834
Basic weighted average common shares outstanding	101,795	110,222	103,609	111,120
Effect of assumed conversion of Convertible Senior Notes to common shares	—	7,230	—	7,230
Unvested and vested restricted stock units	—	1,064	—	640
Diluted weighted average common shares outstanding (1)	101,795	118,516	103,609	118,990
Diluted (Loss)/Earnings per Share	$(0.62)	$1.08	$(2.54)	$2.28

(1)The Company had approximately 1.1 million equity instruments outstanding that were determined to be anti-dilutive and were excluded from the calculation of diluted EPS for the nine months ended September 30, 2022.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $18.03. These equity instruments may continue to have a dilutive impact on future EPS.
During the nine months ended September 30, 2022, the Convertible Senior Notes were determined to be anti-dilutive and were excluded from the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) is included in the denominator for the purpose of calculating diluted EPS. The Convertible Senior Notes may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 4.5 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At September 30, 2022, approximately 2.0 million shares of common stock remained available for grant in connection with stock-

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 10, 2030.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of September 30, 2022 are designated to be settled in shares of the Company’s common stock.  The Company granted 677,776 RSUs during the nine months ended September 30, 2022 and granted 306,134 and 981,437 RSUs during the three and nine months ended September 30, 2021, respectively. There were no RSUs forfeited during the three months ended September 30, 2022 and 29,693 RSUs forfeited during the nine months ended September 30, 2022. There were no RSUs forfeited during the three and nine months ended September 30, 2021. All RSUs outstanding at September 30, 2022 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain time-based and performance-based RSU awards, as a grant of stock at the time such awards are settled.  At September 30, 2022 and December 31, 2021, the Company had unrecognized compensation expense of $14.1 million and $12.3 million, respectively, related to RSUs.  The unrecognized compensation expense at September 30, 2022 is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock

The Company did not grant any shares of restricted common stock during the nine months ended September 30, 2022 and 2021. At September 30, 2022, the Company did not have any shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid typically in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion.  Dividend equivalent payments are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments associated with RSU awards of approximately $174,000 and $485,000 during the three and nine months ended September 30, 2022, respectively, and approximately $155,000 and $412,000 during the three and nine months ended September 30, 2021, respectively. In addition, no dividend equivalents rights awarded as separate instruments were granted during the nine months ended September 30, 2022 and 2021.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
RSUs	$2,673	$2,306	$8,858	$6,738
Total	$2,673	$2,306	$8,858	$6,738

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Non-employee directors	$(483)	$43	$(1,601)	$488
Total	$(483)	$43	$(1,601)	$488

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through September 30, 2022 and December 31, 2021 that had not been distributed and the Company’s associated liability for such deferrals at September 30, 2022 and December 31, 2021:

	September 30, 2022		December 31, 2021
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,863	$1,425	$2,687	$2,836
Total	$2,863	$1,425	$2,687	$2,836

(1)  Represents the cumulative amounts that were deferred by participants through September 30, 2022 and December 31, 2021, which had not been distributed through such respective date.

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
SEPTEMBER 30, 2022
The following describes the valuation methodologies used for the Company’s financial instruments measured at fair value on a recurring basis, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Residential Whole Loans, at Fair Value

The Company determines the fair value of its residential whole loans held at fair value after considering valuations obtained from a third-party that specializes in providing valuations of residential mortgage loans. The valuation approach applied generally depends on whether the loan is considered performing or non-performing at the date the valuation is performed. For performing loans, estimates of fair value are derived using a discounted cash flow approach, where estimates of cash flows are determined from the scheduled payments, adjusted using forecasted prepayment, default and loss given default rates. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, the estimated value of the collateral, expected costs and estimated home price levels. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset. Indications of loan value such as actual trades, bids, offers and generic market color may be used in determining the appropriate discount yield. The Company’s residential whole loans held at fair value are generally classified as Level 3 in the fair value hierarchy; however, the Company determined that the market inputs used in valuing its Agency eligible investor loans were sufficiently observable to be classified as Level 2. $508.6 million of these loans were valued based on the observable prices of the related securitized debt as of September 30, 2022.

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
SEPTEMBER 30, 2022

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at September 30, 2022

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$852,996	$5,462,970	$6,315,966
Securities, at fair value	—	227,407	—	227,407
Total assets carried at fair value	$—	$1,080,403	$5,462,970	$6,543,373
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$604,721	$604,721
Agreements with mark-to-market collateral provisions	—	—	932,496	932,496
Securitized debt	—	2,860,253	—	2,860,253
Total liabilities carried at fair value	$—	$2,860,253	$1,537,217	$4,397,470

Fair Value at December 31, 2021

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$1,082,765	$4,222,584	$5,305,349
Securities, at fair value	—	256,685	—	256,685
Total assets carried at fair value	$—	$1,339,450	$4,222,584	$5,562,034
Liabilities:
Agreements with non-mark-to-market collateral provisions	—	—	628,280	628,280
Agreements with mark-to-market collateral provisions	$—	$—	$1,322,362	$1,322,362
Securitized debt	—	1,316,131	—	1,316,131
Total liabilities carried at fair value	$—	$1,316,131	$1,950,642	$3,266,773

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three and nine months ended September 30, 2022 and 2021 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Balance at beginning of period	$5,252,047	$2,003,580	$4,222,584	$1,216,902
Purchases and originations (1)	591,184	1,968,079	2,379,428	2,805,939
Draws	106,633	11,152	250,455	11,575
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	(241,093)	20,494	(623,012)	58,807
Repayments	(236,236)	(65,985)	(718,983)	(130,488)
Sales and repurchases	—	241	(10,496)	671
Transfer to REO	(9,565)	(6,978)	(37,006)	(32,823)
Balance at end of period	$5,462,970	$3,930,583	$5,462,970	$3,930,583

(1) Excluded from the table above are approximately $163.0 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of September 30, 2021.

The following table presents additional information for the three and nine months ended September 30, 2022 and 2021 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Balance at beginning of period	$441,883	$795,341	$628,280	$1,159,213
Issuances	418,183	—	418,183	—
Payment of principal	(255,345)	(104,549)	(440,487)	(467,695)
Changes in unrealized losses	—	(209)	(1,255)	(935)
Balance at end of period	$604,721	$690,583	$604,721	$690,583

The following table presents additional information for the three and nine months ended September 30, 2022 and 2021 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Three Months Ended September 30,		Nine Months Ended September 30,
(In Thousands)	2022	2021	2022	2021
Balance at beginning of period	$1,433,857	$858,066	$1,322,362	$1,124,162
Issuances	272,005	597,761	1,142,611	989,407
Payment of principal	(773,366)	(180,655)	(1,532,477)	(838,397)
Balance at end of period	$932,496	$1,275,172	$932,496	$1,275,172

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of September 30, 2022 and December 31, 2021:

	September 30, 2022
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$585,502	Discounted cash flow	Discount rate	6.8%	5.8-10.4%
			Prepayment rate	8.8%	0.0-34.9%
			Default rate	3.6%	0.0-52.4%
			Loss severity	11.4%	0.0-100.0%

	$261,694	Liquidation model	Discount rate	7.7%	7.7-7.7%
			Annual change in home prices	5.6%	0.0-16.4%
			Liquidation timeline (in years)	1.9	0.1-4.5
			Current value of underlying properties (3)	$765	$36-$3,704
Total	$847,196

	December 31, 2021
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$720,766	Discounted cash flow	Discount rate	3.6%	1.5-9.8%
			Prepayment rate	14.4%	0.0-44.0%
			Default rate	3.9%	0.0-50.8%
			Loss severity	11.7%	0.0-100.0%

	$351,008	Liquidation model	Discount rate	8.0%	6.7-50.0%
			Annual change in home prices	9.7%	4.5-21.9%
			Liquidation timeline (in years)	1.7	0.1-4.5
			Current value of underlying properties (3)	$770	$10-$3,995
Total	$1,071,774

(1) Excludes approximately $367,000 and $496,000 of loans for which management considers the purchase price continues to reflect the fair value of such loans at September 30, 2022 and December 31, 2021, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $451,000 and $421,000 as of September 30, 2022 and December 31, 2021, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

	September 30, 2022
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average (1)	Range

Purchased Performing Loans	$4,595,467	Discounted cash flow	Discount rate	7.3%	5.6-25.6%
			Prepayment rate	8.2%	0.0-50.7%
			Default rate	0.5%	0.0-28.3%
			Loss severity	7.5%	0.0-100.0%

	$19,940	Liquidation model	Discount rate	7.5%	7.5-7.5%
			Annual change in home prices	6.2%	0.0-11.8%
			Liquidation timeline (in years)	1.7	0.8-4.2
			Current value of underlying properties	$1,455	$60-$2,900
Total	$4,615,407

	December 31, 2021
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average (1)	Range

Purchased Performing Loans	$3,142,366	Discounted cash flow	Discount rate	3.9%	1.4-25.9%
			Prepayment rate	19.0%	0.0-47.2%
			Default rate	0.2%	0.0-17.8%
			Loss severity	8.4%	0.0-10.0%

	$7,948	Liquidation model	Discount rate	7.0%	7.0%-7.0%
			Annual change in home prices	6.5%	—%-14.8%
			Liquidation timeline (in years)	2.0	0.8-4.2
			Current value of underlying properties	$691	$60-$1,750
Total	$3,150,314

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at September 30, 2022 and December 31, 2021:

	September 30, 2022	September 30, 2022		December 31, 2021
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Residential whole loans	3	$7,341,053	$7,282,872	$6,830,235	$6,983,686
Residential whole loans	2	852,996	852,996	1,082,765	1,082,765
Securities, at fair value	2	227,407	227,407	256,685	256,685
Cash and cash equivalents	1	434,086	434,086	304,696	304,696
Restricted cash	1	167,310	167,310	99,751	99,751
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	1,104,849	1,105,441	939,540	940,257
Financing agreements with mark-to-market collateral provisions	3	1,981,904	1,981,934	2,403,151	2,403,724
Financing agreements with mark-to-market collateral provisions	2	142,887	142,887	159,148	159,148
Securitized debt (2)	2	3,832,311	3,722,703	2,650,473	2,646,203
Convertible senior notes	2	227,489	200,742	226,470	239,292

(1)Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.
(2)Includes Securitized debt that is carried at amortized cost basis and fair value.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the nine months ended September 30, 2022 and 2021, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $61.9 million and $50.0 million, respectively, at the time of foreclosure. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

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
SEPTEMBER 30, 2022
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s loan securitization transactions currently outstanding as of September 30, 2022 and December 31, 2021:

(Dollars in Thousands)	September 30, 2022		December 31, 2021
Aggregate unpaid principal balance of residential whole loans sold	$6,497,783		$3,984,355
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$5,792,100		$3,667,790
Outstanding amount of Senior Bonds, at carrying value	$972,058	(1)	$1,334,342	(1)
Outstanding amount of Senior Bonds, at fair value	$2,860,253		$1,316,131
Outstanding amount of Senior Bonds, total	$3,832,311		$2,650,473
Weighted average fixed rate for Senior Bonds issued	3.23%	(2)	2.01%	(2)
Weighted average contractual maturity of Senior Bonds	37 years	(2)	36 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$672,860		$283,930
Cash received	$5,762,491		$3,682,082
(1)Net of $3.7 million and $6.8 million of deferred financing costs at September 30, 2022 and December 31, 2021, respectively.
(2)At September 30, 2022 and December 31, 2021, $1.8 billion and $329.0 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100, 200, or 300 basis points or more at defined dates ranging from 30 months, up to 48 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three and nine months ended September 30, 2022, the Company issued Senior Bonds with a current face of $749.5 million and $2.1 billion to third-party investors for proceeds of $722.0 million and $2.1 billion, respectively, before offering costs and accrued interest. The Senior Bonds issued by the Company during the three months ended September 30, 2022 are included in “Financing agreements, at fair value” (at carrying value) on the Company’s consolidated balance sheets (see Note 6).

As of September 30, 2022 and December 31, 2021, as a result of the transactions described above, securitized loans of approximately $4.4 billion and $3.0 billion are included in “Residential whole loans” and REO with a carrying value of approximately $34.9 million and $35.4 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of September 30, 2022 and December 31, 2021, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $3.8 billion and $2.7 billion, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Financing agreements on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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
SEPTEMBER 30, 2022
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

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of September 30, 2022 and December 31, 2021 are a total of $8.2 billion and $7.9 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

15. Segment Reporting

At September 30, 2022, the Company’s reportable segments include (i) mortgage-related assets and (ii) Lima One. The Corporate column in the table below primarily consists of corporate cash and related interest income, investments in loan originators and related economics, general and administrative expenses not directly attributable to Lima One, interest expense on unsecured convertible senior notes (Note 6), securitization issuance costs, and preferred stock dividends.

The following tables summarize segment financial information, which in total reconciles to the same data for the Company as a whole:

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended September 30, 2022
Interest Income	$90,406	$31,883	$1,583	$123,872
Interest Expense	47,780	19,856	3,943	71,579
Net Interest Income	$42,626	$12,027	$(2,360)	$52,293
Provision for Credit Losses on Residential Whole Loans	(520)	(68)	—	(588)
Net Interest Income/(Loss) after Provision for Credit Losses	$42,106	$11,959	$(2,360)	$51,705

Net mark-to-market and other net loss on residential whole loans measured at fair value	$(227,046)	$(64,829)	$—	$(291,875)
Net gains on derivatives used for risk management purposes	86,944	24,872	—	111,816
Net mark-to-market on securitized debt measured at fair value	79,471	19,387	—	98,858
Net gain on real estate owned	3,860	—	—	3,860
Lima One - origination, servicing and other fee income	—	12,372	—	12,372
Other income/(loss), net	2,054	(60)	(1,216)	778
Total Other (Loss)/Income, net	$(54,717)	$(8,258)	$(1,216)	$(64,191)

General and administrative expenses (including compensation)	$—	$14,926	$14,949	$29,875
Loan servicing, financing, and other related costs	6,063	280	5,014	11,357
Amortization of intangible assets	—	1,300	—	1,300
Net Loss	$(18,674)	$(12,805)	$(23,539)	$(55,018)

Less Preferred Stock Dividend Requirement	$—	$—	$8,218	$8,218
Net Loss Available to Common Stock and Participating Securities	$(18,674)	$(12,805)	$(31,757)	$(63,236)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended September 30, 2021
Interest Income	$85,702	$5,130	$49	$90,881
Interest Expense	23,346	1,790	3,929	29,065
Net Interest Income	$62,356	$3,340	$(3,880)	$61,816
Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	9,783	(74)	—	9,709
Net Interest Income after Reversal of Provision/(Provision) for Credit Losses	$72,139	$3,266	$(3,880)	$71,525

Net mark-to-market and other net gain on residential whole loans measured at fair value	$10,475	$11,340	$—	$21,815
Net gain on derivatives used for risk management purposes	2,085	—	—	2,085
Net mark-to-market on securitized debt measured at fair value	857	—	—	857
Net gain on real estate owned	6,806	23	—	6,829
Gain on investment in Lima One common equity	—	—	38,933	38,933
Lima One - origination, servicing and other fee income	—	9,638	—	9,638
Other Income, net	1,441	5	12,843	14,289
Total Other Income, net	$21,664	$21,006	$51,776	$94,446

General and administrative expenses (including compensation)	$—	$10,395	$14,474	$24,869
Loan servicing, financing, and other related costs	5,128	163	—	5,291
Amortization of intangible assets	—	3,300	—	3,300
Net Income	$88,675	$10,414	$33,422	$132,511

Less Preferred Stock Dividend Requirement	$—	$—	$8,218	$8,218
Net Income Available to Common Stock and Participating Securities	$88,675	$10,414	$25,204	$124,293

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Nine months ended September 30, 2022
Interest Income	$263,960	$73,736	$1,846	$339,542
Interest Expense	120,678	39,128	11,811	171,617
Net Interest Income	$143,282	$34,608	$(9,965)	$167,925
Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	1,211	(105)	—	1,106
Provision for Credit Losses on Other Assets	—	—	(28,579)	(28,579)
Net Interest Income after Reversal of Provision/(Provision) for Credit Losses	$144,493	$34,503	$(38,544)	$140,452

Net mark-to-market and other net loss on residential whole loans measured at fair value	$(655,737)	$(140,927)	$—	$(796,664)
Net gain on derivatives used for risk management purposes	217,340	36,381	—	253,721
Net mark-to-market on securitized debt measured at fair value	202,016	45,532	—	247,548
Net gain on real estate owned	19,745	32	—	19,777
Lima One - origination, servicing and other fee income	—	37,539	—	37,539
Other (loss)/income, net	(52)	280	(10,304)	(10,076)
Total Other Loss, net	$(216,688)	$(21,163)	$(10,304)	$(248,155)

General and administrative expenses (including compensation)	$—	$40,158	$47,537	$87,695
Loan servicing, financing, and other related costs	19,508	839	14,646	34,993
Amortization of intangible assets	—	7,900	—	7,900
Net Loss	$(91,703)	$(35,557)	$(111,031)	$(238,291)

Less Preferred Stock Dividend Requirement	$—	$—	$24,656	$24,656
Net Loss Available to Common Stock and Participating Securities	$(91,703)	$(35,557)	$(135,687)	$(262,947)

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Nine months ended September 30, 2021
Interest Income	$251,168	$5,130	$162	$256,460
Interest Expense	71,037	1,790	11,863	84,690
Net Interest Income	$180,131	$3,340	$(11,701)	$171,770
Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	$41,400	$(74)	$—	$41,326
Net Interest Income/(Loss) after Provision for Credit Losses	$221,531	$3,266	$(11,701)	$213,096

Net mark-to-market and other net gain on residential whole loans measured at fair value	$47,985	$11,340	$—	$59,325
Net gains on derivatives used for risk management purposes	1,028	—	—	1,028
Net mark-to-market on securitized debt measured at fair value	8,254	—	—	8,254
Net gain on real estate owned	13,702	23	—	13,725
Gain on investment in Lima One common equity	—	—	38,933	38,933
Lima One - origination, servicing and other fee income	—	9,638	—	9,638
Other Income, net	1,078	5	18,427	19,510
Total Other Income, net	$72,047	$21,006	$57,360	$150,413

General and administrative expenses (including compensation)	$—	$10,395	$46,476	$56,871
Loan servicing, financing, and other related costs	18,426	163	2	18,591
Amortization of intangible assets	—	3,300	—	3,300
Net Income/(Loss)	$275,152	$10,414	$(819)	$284,747

Less Preferred Stock Dividend Requirement	$—	$—	$24,656	$24,656
Net Income/(Loss) Available to Common Stock and Participating Securities	$275,152	$10,414	$(25,475)	$260,091

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
September 30, 2022
Total Assets	$6,644,958	$2,353,657	$521,231	$9,519,846

December 31, 2021
Total Assets	$7,567,084	$1,200,737	$371,867	$9,139,688

Lima One Segment

On July 1, 2021, the Company completed the acquisition of Lima One Holdings, LLC, the parent company of Lima One Capital, LLC (collectively, “Lima One”), a leading originator and servicer of business purpose loans.

The Lima One segment includes the stand-alone mortgage origination and servicing business of Lima One, including related goodwill, intangible assets, and direct expenses, plus Lima One-related residential whole loans and REO (defined as both those owned by Lima One on the acquisition date and those originated by Lima One since the acquisition date) and the economics related thereto (including any related taxes and the economics of associated financing and hedging instruments), all

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
as recorded under GAAP. Associated financing economics are equal to the results of direct financings of Lima One-related residential whole loans and REO plus allocations of the results of financings which include Lima One related residential whole loans and REO as part of their collateral, based on the relative carrying values of the financed assets. Associated hedging economics are equal to allocations of the Company’s overall hedging results based on the relative estimated duration of each asset class hedged and the relative fair values of assets within each asset class.

Mortgage-Related Assets Segment

This segment is comprised of the remainder of the Company’s investments (including any related taxes and the economics of associated financing and hedging instruments).

16. Subsequent Events

Securitizations of Business Purpose Loans

Subsequent to quarter end, the Company completed a loan securitization of Single-family rental loans with a UPB of $234.8 million.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Among the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements we make are: changes in inflation and interest rates and the market (i.e., fair) value of our residential whole loans, MBS, securitized debt and other assets, as well as changes in the value of our liabilities accounted for at fair value through earnings; the effectiveness of hedging transactions; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in our portfolio and could require us to reinvest the proceeds received by us as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans in our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on residential whole loans and the extent of prepayments, realized losses and changes in the composition of our residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; targeted or expected returns on our investments in recently-originated mortgage loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing costs associated with such investments; risks associated with the ongoing operation of Lima One Holdings, LLC (including, without limitation, unanticipated expenditures relating to or liabilities arising from its operation (including, among other things, a failure to realize management’s assumptions regarding expected growth in business purpose loan (BPL) origination volumes and credit risks underlying BPLs, including changes in the default rates and management’s assumptions regarding default rates on the BPLs originated by Lima One); expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; risks associated with our investments in MSR-related assets, including servicing, regulatory and economic risks, risks associated with our investments in loan originators; risks associated with investing in real estate assets generally, including changes in business conditions and the general economy; and other risks, uncertainties and factors described in the annual, quarterly and current reports that we file with the SEC.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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
At September 30, 2022, we had total assets of approximately $9.5 billion, of which $8.2 billion, or 86%, represented residential whole loans. Our residential whole loans include primarily: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential properties made to non-occupant borrowers who intend to rehabilitate and sell the property for a profit (or Residential transition loans), (iii) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (or Agency eligible investor loans), (v) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans) and (vi) re-performing loans on which a borrower was previously delinquent but has resumed repaying (or RPLs) and NPLs. In addition, at September 30, 2022, we had approximately $227.4 million in investments in Securities, at fair value, including MSR-related assets and MBS. Our remaining investment-related assets, which represent approximately 3% of our total assets at September 30, 2022, were primarily comprised of REO, capital contributions made to loan origination partners, other interest-earning assets, and loan-related receivables.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR reflects the conditional prepayment rate, which measures voluntary prepayments of a loan, and the conditional default rate (or CDR) measures involuntary prepayments resulting from defaults. CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended September 30, 2022, the average CPRs on certain of our loan portfolios were: 11.8% for Non-QM loans, 8.7% for Single-family rental loans, 7.2% for Purchased Credit Deteriorated loans, and 12.4% for Purchased Non-Performing loans.

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

Our residential mortgage investments have longer-term contractual maturities than our non-securitization related financing liabilities. Even though the majority of our investments have interest rates that adjust over time based on short-term changes in corresponding interest rate indices (typically following an initial fixed-rate period for our Hybrids), the interest rates we pay on our borrowings will typically change at a faster pace than the interest rates we earn on our investments. In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which currently include Swaps.

Recent Market Conditions and Our Strategy

The third quarter of 2022 was another extremely challenging period for fixed income investors, and exceptionally so for mortgage investors, including us, and was characterized by further increases in interest rates across the yield curve as well as wider mortgage and credit spreads. We continued to address these challenges by prioritizing liquidity, managing hedging activities and completing additional loan securitizations to further reduce our reliance on financing with recourse mark-to-market collateral provisions by increasing non-recourse, non-mark-to-market securitized debt. While higher absolute interest rates and wider spreads on securitized mortgage assets continue to pressure mortgage loan pricing, we believe that our additional risk management measures partially mitigated the impact of the interest rate environment, thereby moderating the book value decline for MFA.

Third quarter 2022 Portfolio Activity and impact on financial results

At September 30, 2022, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value was approximately $8.6 billion compared to $8.6 billion at June 30, 2022.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended September 30, 2022:

(In Millions)	June 30, 2022	Runoff (1)	Acquisitions (2)	Other (3)	September 30, 2022	Change
Residential whole loans and REO	$8,326	$(417)	$710	$(292)	$8,327	$1
Securities, at fair value	246	(1)	—	(18)	227	(19)
Totals	$8,572	$(418)	$710	$(310)	$8,554	$(18)

(1)    Primarily includes principal repayments and sales of REO.
(2)    Includes draws on previously originated Residential transition loans.
(3)    Primarily includes changes in fair value and changes in the allowance for credit losses.

At September 30, 2022, our total recorded investment in residential whole loans and REO was $8.3 billion, or 97.3% of our residential mortgage asset portfolio. Of this amount, $6.9 billion are Purchased Performing Loans, $457.3 million are Purchased Credit Deteriorated Loans and $847.6 million are Purchased Non-performing Loans. Loan acquisition activity of $710.4 million for the three months ended September 30, 2022 included $178.7 million of Non-QM loans and $519.6 million of business purpose loans (including draws on Residential transition loans). For the three months ended September 30, 2022, we recognized approximately $114.4 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 5.30%, with Purchased Performing Loans generating an effective yield of 4.75%, Purchased Credit Deteriorated Loans generating an effective yield of 6.49% and Purchased Non-performing Loans generating an effective yield of 9.84%. All of our Purchased Non-performing Loans and certain of our Purchased Performing Loans are measured at fair value as a result of the election of the fair value option at acquisition. Included in earnings in Other income, net are net losses on these loans of $291.9 million for the three months ended September 30, 2022. At September 30, 2022 and June 30, 2022, we had REO with an aggregate carrying value of $132.7 million and $135.8 million, respectively, which is included in Other assets on our consolidated balance sheets.

At September 30, 2022, our Securities, at fair value totaled $227.4 million and included $148.2 million of MSR-related assets and $79.2 million of CRT securities. The net yield on our Securities, at fair value was 11.06% for the three months ended September 30, 2022, compared to 10.09% for the three months ended June 30, 2022.

For the three months ended September 30, 2022, we recorded a provision for credit losses on residential whole loans held at carrying value of $588,000. The provision recorded in the third quarter primarily reflects adjustments to lower future estimates of prepayment speeds given recent and expected future increases in market interest rates, partially offset by the run-off of loans held at carrying value. The total allowance for credit losses recorded on residential whole loans held at carrying value at September 30, 2022 was $37.2 million. In addition, as of September 30, 2022, CECL reserves for credit losses totaling approximately $84,000 were recorded related to undrawn commitments on loans held at carrying value. During the three months ended June 30, 2022, we recorded an impairment charge in earnings of $28.6 million against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero at June 30, 2022. These investments, which were legally structured as preferred equity interests, are nonetheless accounted for by the Company as debt instruments, based on an evaluation of the Company’s rights and obligations under the terms of the agreements.

During the third quarter of 2022, we continued to execute on our strategy of entering into more durable forms of financing by completing three securitizations with unpaid principal balance (or UPB) of loans sold of $893.1 million. This included $336.1 million of re-performing loans, $214.5 million of Single-family rental loans, and $342.5 million of Non-QM loans. These securitizations provided longer term, non-recourse, non-mark-to-market financing. Subsequent to the third quarter, we completed one additional securitization of Single-family rental loans totaling $234.8 million, further reducing our use of recourse, mark-to-market financing. During the third quarter of 2022, interest rates again increased and credit spreads widened further, impacting the values of the majority of our residential whole loan portfolios and associated financing liabilities and hedges, which resulted in significant mark-to-market losses in our GAAP financial results. We continue to closely follow the actions of the Federal Reserve and the pace at which it has and is expected to further increase interest rates and the impact such rate increases would be expected to have on levels of inflation, the overall economic environment and our business.

Our net loss for the three months ended September 30, 2022 was ($63.2) million, or ($0.62) per common share. Distributable Earnings, a non-GAAP financial measure, was $28.2 million, or $0.28 per common share. For additional information regarding the calculation of Distributable Earnings, including a reconciliation to GAAP Net Income, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

Our GAAP book value per common share was $15.31 as of September 30, 2022. Book value per common share decreased from $16.42 as of June 30, 2022. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains or losses on our residential whole loans and securitized debt held at carrying value, was $15.82 as of September 30, 2022, a decrease from $17.25 as of June 30, 2022. Decreases in GAAP and Economic book value during the third quarter of 2022 primarily reflect declines in the fair value of our Residential whole loan portfolios due to increased interest rates and widening spreads. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

Information About Our Assets

The table below presents certain information about our asset allocation at September 30, 2022:

ASSET ALLOCATION

(Dollars in Millions)	Purchased Performing Loans (1)		Purchased Credit Deteriorated Loans (2)		Purchased Non-Performing Loans		Securities, at fair value		Real Estate Owned		Other, net (3)	Total
Fair Value/Carrying Value	$6,889		$457		$848		$227		$133		$769	$9,323
Financing Agreements with Non-mark-to-market Collateral Provisions	(963)		(36)		(98)		—		(8)		—	(1,105)
Financing Agreements with Mark-to-market Collateral Provisions	(1,756)		(92)		(119)		(143)		(15)		—	(2,125)
Securitized Debt	(3,203)		(251)		(361)		—		(17)		—	(3,832)
Convertible Senior Notes	—		—		—		—		—		(227)	(227)
Net Equity Allocated	$967		$78		$270		$84		$93		$542	$2,034
Debt/Net Equity Ratio (4)	6.1	x	4.9	x	2.1	x	1.7	x	0.4	x		3.6	x

(1)Includes $3.4 billion of Non-QM loans, $1.2 billion of Residential transition loans, $1.3 billion of Single-family rental loans, $87.0 million of Seasoned performing loans, and $853.0 million of Agency eligible investor loans. At September 30, 2022, the total fair value of these loans is estimated to be approximately $6.8 billion.
(2)At September 30, 2022, the total fair value of these loans is estimated to be approximately $485.4 million.
(3)Includes $434.1 million of cash and cash equivalents, $167.3 million of restricted cash, and $30.4 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(4)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements noted above as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at September 30, 2022. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Deteriorated Loans (2)	Purchased Non-Performing Loans
Amount due:
Within one year	$570,521	$915	$2,785
After one year:
Over one to five years	740,707	2,881	3,634
Over five years	5,591,771	476,883	841,144
Total due after one year	$6,332,478	$479,764	$844,778
Total residential whole loans	$6,902,999	$480,679	$847,563

(1)Excludes an allowance for credit losses of $13.8 million at September 30, 2022.
(2)Excludes an allowance for credit losses of $23.4 million at September 30, 2022.

The following table presents, at September 30, 2022, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)	Purchased Credit Deteriorated Loans (1)(3)	Purchased Non-Performing Loans (1)
Interest rates:
Fixed	$5,050,155	$406,121	$676,408
Adjustable	1,282,323	73,643	168,370
Total	$6,332,478	$479,764	$844,778

(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of September 30, 2022.
(2)Excludes an allowance for credit losses of $13.8 million at September 30, 2022.
(3)Excludes an allowance for credit losses of $23.4 million at September 30, 2022.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at September 30, 2022 and December 31, 2021:

(Dollars in Thousands)	September 30, 2022	December 31, 2021
MSR-Related Assets
Face/Par	$154,350	$154,350
Fair Value	148,160	153,771
Amortized Cost	126,737	121,376
Weighted average yield (1)	12.73%	10.30%
Weighted average time to maturity	0.9 years	1.7 years

CRT Securities
Face/Par	$81,138	$99,999
Fair Value	79,247	102,914
Amortized Cost	70,611	86,643
Weighted average yield (1)	9.54%	10.52%
Weighted average time to maturity	19.3 Years	18.5 years
(1)Weighted average yield is annualized interest income divided by average amortized cost for Securities, at fair value held at September 30, 2022 and December 31, 2021.

Tax Considerations

Current period estimated taxable income

We estimate that for the nine months ended September 30, 2022, our REIT taxable income was approximately $38.5 million.

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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for the nine months ended September 30, 2022, our gross TRS taxable loss will be $139.5 million and that we will not utilize any of our net operating loss; resulting in a net TRS taxable loss of $139.5 million. Net income generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS.

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

On October 19, 2022, a three-judge panel of the Fifth Circuit Court of Appeals issued an opinion in Community Financial Services Association of America, et al. v. Consumer Financial Protection Bureau, et al., concluding that the CFPB’s funding structure unconstitutionally violates the Appropriations Clause of the U.S. Constitution. As a result, the Court vacated the payday lending rule that was the subject of challenge. The CFPB may seek a rehearing en banc and/or appeal to the U.S. Supreme Court. Although the Court’s decision applies only to the disputed regulation in that case, it may call into question the Bureau’s authority and other rules promulgated during CFPB’s self-funding structure. It is unclear yet what impact the Court’s ruling may have on the mortgage lending markets but it may give rise to uncertainty, particularly in those markets in the Fifth Circuit. Any such uncertainty could adversely impact the cash flow on mortgage loans.

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

On October 27, 2021, FHFA announced that it is seeking comment on a proposed rulemaking that would introduce additional public disclosure requirements for the Enterprise Regulatory Capital Framework (or ERCF) for Fannie Mae and Freddie Mac. As proposed, the rule would implement quarterly quantitative and qualitative disclosure requirements for Fannie Mae and Freddie Mac related to regulatory capital instruments, risk-weighted assets calculated under the ERCF’s standardized approach, and risk management policies and procedures. This notice of proposed rulemaking suggests the potential for enhanced regulation and reporting obligations in the mortgage and securitization industries, which in turn may further increase the economic and compliance costs for participants in the mortgage and securitization industries, including us. On February 25, 2022, FHFA announced its final rule amending the ERCF by refining the prescribed leverage buffer amount (leverage buffer) and risk-based capital treatment of retained CRT exposures for Fannie Mae and Freddie Mac. The final rule largely tracks the proposed rule. Among other things, the final rule will replace the fixed leverage buffer equal to 1.5% of each of Fannie Mae’s and Freddie Mac’s adjusted total assets with a dynamic leverage buffer equal to 50% of each enterprise’s stability capital buffer; replace the prudential floor of 10% on the risk weight assigned to any retained CRT exposure with a prudential floor of 5% on the risk weight assigned to any retained CRT exposure; and remove the requirement that each of Fannie Mae and Freddie Mac must apply an overall effectiveness adjustment to its retained CRT exposures. The final rule went into effect on May 16, 2022.

On June 1, 2022, FHFA published a Final Rule that supplements the ERCF by requiring Fannie Mae and Freddie Mac to submit annual capital plans to the Agency and provide prior notice for certain capital actions. The final rule also incorporates the stress capital buffer determination from the ERCF into the capital planning process. Among other things, the final rule mandates that the each of Fannie Mae’s and Freddie Mac’s capital plans must include:

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

This final rule was effective August 2, 2022, and the first capital plan for each of Fannie Mae and Freddie Mac must be submitted by them not later than May 20, 2023.

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

Results of Operations

Quarter Ended September 30, 2022 Compared to the Quarter Ended June 30, 2022

The following table summarizes the changes in our results of operations for the three months ended September 30, 2022 compared to the three months ended June 30, 2022.

	Three Months Ended
(In Thousands)	September 30, 2022	June 30, 2022	QoQ Change
Interest Income:
Residential whole loans	$114,415	$102,354	$12,061
Securities, at fair value	5,612	5,294	318
Other interest-earning assets	2,216	1,349	867
Cash and cash equivalent investments	1,629	324	1,305
Interest Income	$123,872	$109,321	$14,551

Interest Expense:
Asset-backed and other collateralized financing arrangements	$67,636	$52,805	$14,831
Other interest expense	3,943	3,937	6
Interest Expense	$71,579	$56,742	$14,837

Net Interest Income	$52,293	$52,579	$(286)

Provision for Credit Losses on Residential Whole Loans	$(588)	$(1,817)	$1,229
Provision for Credit Losses on Other Assets	—	(28,579)	28,579
Net Interest Income after Provision for Credit Losses	$51,705	$22,183	$29,522

Other Loss, net:
Net mark-to-market and other loss on residential whole loans measured at fair value	$(291,875)	$(216,414)	$(75,461)
Net gains on derivatives used for risk management purposes	111,816	47,804	64,012
Net mark-to-market on Securitized debt measured at fair value	98,858	84,573	14,285
Net gain on real estate owned	3,860	7,185	(3,325)
Lima One - origination, servicing and other fee income	12,372	10,673	1,699
Other, net	778	(10,269)	11,047
Other Loss, net	$(64,191)	$(76,448)	$12,257

Operating and Other Expense:
Compensation and benefits	$21,063	$19,060	$2,003
Other general and administrative expense	8,812	10,507	(1,695)
Loan servicing, financing and other related costs	11,357	13,235	(1,878)
Amortization of intangible assets	1,300	3,300	(2,000)
Operating and Other Expense	$42,532	$46,102	$(3,570)

Net Loss	$(55,018)	$(100,367)	$45,349
Less Preferred Stock Dividend Requirement	$8,218	$8,219	$(1)
Net Loss Available to Common Stock and Participating Securities	$(63,236)	$(108,586)	$45,350

Basic Loss per Common Share	$(0.62)	$(1.06)	$0.44
Diluted Loss per Common Share	$(0.62)	$(1.06)	$0.44

General

For the third quarter of 2022, we had a net loss available to our common stock and participating securities of ($63.2) million, or ($0.62) per basic and diluted common share, compared to a net loss available to common stock and participating securities of ($108.6) million, or ($1.06) per basic and diluted common share, for the second quarter of 2022. The net loss available to common stock and participating securities in the current period reflects a $29.5 million lower provision for credit losses, as the second quarter of 2022 included a Provision for Credit Losses on Other Assets of $28.6 million, reflecting an impairment charge against the carrying value of our investment in one loan originator partner, bringing the net carrying value of this investment to zero at June 30, 2022. There were no such impairments recorded in the third quarter of 2022. In addition, Other Loss, net for the current period was $12.3 million lower than the second quarter of 2022. The prior quarter included a $10.6 million mark-to-market valuation adjustment on a minority equity investment in another loan origination partner. In addition, valuation gains of approximately $1.5 million were recorded on CRT securities measured at fair value through earnings in the current period, compared to a decline of $1.5 million in the second quarter of 2022. Further, Operating and Other Expenses in the current period were $3.6 million lower than the second quarter of 2022, primarily due to lower loan securitization related expenses and lower amortization of intangible assets recognized in connection with the Lima One acquisition.

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

For the third quarter of 2022, our net interest spread and margin were 1.64% and 2.43%, respectively, compared to a net interest spread and margin of 1.37% and 2.13%, respectively, for the second quarter of 2022. Our net interest income was $52.3 million for the third quarter of 2022, almost unchanged from $52.6 million for the second quarter of 2022.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended September 30, 2022 and June 30, 2022. Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown. The yields and costs include premium amortization and purchase discount accretion, which are considered adjustments to interest rates.

	Three Months Ended September 30, 2022			Three Months Ended June 30, 2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,636,235	$114,415	5.30%	$8,438,119	$102,354	4.85%
Securities, at fair value	202,889	5,612	11.06	209,938	5,294	10.09
Cash and cash equivalents (2)	546,281	1,629	1.19	505,745	324	0.26
Other interest-earning assets	69,774	2,216	12.70	52,310	1,349	10.32
Total interest-earning assets	9,455,179	123,872	5.24	9,206,112	109,321	4.75

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (3)	$3,351,046	$38,474	4.49%	$3,638,476	$28,608	3.11%
Securitized debt (4)	3,805,021	29,162	3.00	3,277,879	24,197	2.92
Convertible Senior Notes	227,258	3,943	6.94	226,920	3,937	6.94
Total interest-bearing liabilities	7,383,325	71,579	3.79	7,143,275	56,742	3.14
Net interest income/net interest rate spread (5)		52,293	1.45		52,579	1.61
Less net Swap expense		(3,651)	(0.19)		4,273	0.24
Net interest rate spread (including the impact of Swaps)		$55,944	1.64%		$48,306	1.37%
Net interest-earning assets/net interest margin (6)	$2,071,854		2.43%	$2,062,837		2.13%

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

	Three Months Ended September 30, 2022
	Compared to
	Three Months Ended June 30, 2022
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$2,436	$9,625	$12,061
Securities, at fair value	(181)	499	318
Cash and cash equivalents	28	1,277	1,305
Other interest-earning assets	513	354	867
Total net change in income of interest-earning assets	$2,796	$11,755	$14,551

Interest-bearing liabilities:
Residential whole loan financing agreements	$(2,330)	$11,636	$9,306
Securities, at fair value repurchase agreements	(65)	546	481
REO financing agreements	(8)	87	79
Securitized debt	4,242	723	4,965
Convertible Senior Notes	6	—	6
Total net change in expense of interest-bearing liabilities	$1,845	$12,992	$14,837
Net change in net interest income	$951	$(1,237)	$(286)

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
September 30, 2022	1.64%	2.43%
June 30, 2022	1.37	2.13
March 31, 2022	1.96	2.63
December 31, 2021	2.93	3.56
September 30, 2021	2.98	3.70

(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds (including net swap expense).
(2)Reflects annualized net interest income (including net swap expense) divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans for the quarterly periods presented:

	Quarter Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021

Purchased Performing Loans
Net Yield (1)	4.75%	4.20%	4.18%	4.12%	4.56%
Cost of Funding (2)	3.60%	3.28%	2.74%	2.24%	2.14%
Net Interest Spread	1.15%	0.92%	1.44%	1.88%	2.42%

Purchased Credit Deteriorated Loans
Net Yield (1)	6.49%	6.85%	6.79%	7.15%	7.08%
Cost of Funding (2)	2.72%	3.17%	2.88%	2.32%	2.18%
Net Interest Spread	3.77%	3.68%	3.91%	4.83%	4.90%

Purchased Non-Performing Loans
Net Yield (1)	9.84%	9.40%	9.82%	9.83%	8.81%
Cost of Funding (2)	2.86%	3.34%	3.09%	2.53%	2.43%
Net Interest Spread	6.98%	6.06%	6.73%	7.30%	6.38%

Total Residential Whole Loans
Net Yield (1)	5.30%	4.85%	4.94%	5.08%	5.52%
Cost of Funding (2)	3.49%	3.28%	2.79%	2.28%	2.20%
Net Interest Spread	1.81%	1.57%	2.15%	2.80%	3.32%

(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above for the quarterly periods ended September 30,2022, June 30, 2022, March 31, 2022 and December 31, 2021 includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps. While we have not elected hedge accounting treatment for Swaps and, accordingly, net carry is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate net carry to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the quarter ended September 30, 2022, this decreased the overall funding cost by 20 basis points for our Residential whole loans, 19 basis points for our Purchased Performing Loans, 43 basis points for our Purchased Credit Deteriorated Loans, and 24 basis points for our Purchased Non-Performing Loans. For the quarter ended June 30, 2022, this increased the overall funding cost by 25 basis points for our Residential whole loans, 23 basis points for our Purchased Performing Loans, 43 basis points for our Purchased Credit Deteriorated Loans, and 29 basis points for our Purchased Non-Performing Loans. For the quarter ended March 31, 2022, this increased the overall funding cost by 35 basis points for our Residential whole loans, 33 basis points for our Purchased Performing Loans, 56 basis points for our Purchased Credit Deteriorated Loans, and 39 basis points for our Purchased Non-Performing Loans. For the quarter ended December 31, 2021, this increased the overall funding cost by 5 basis points for our Residential whole loans, 5 basis points for our Purchased Performing Loans, 9 basis points for our Purchased Credit Deteriorated Loans, and 2 basis points for our Purchased Non-Performing Loans.

The following table presents the components of the net interest spread earned on our residential mortgage securities and MSR-related assets for the quarterly periods presented:

	Securities, at fair value
Quarter Ended	Net Yield (1)(2)	Cost of Funding (3)	Net Interest Rate Spread
September 30, 2022	11.06%	3.94%	7.12%
June 30, 2022	10.09	2.54	7.55
March 31, 2022	10.13	1.72	8.41
December 31, 2021	26.28	1.50	24.78
September 30, 2021	18.78	1.61	17.17

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

Interest Income

Interest income on our residential whole loans increased by $12.1 million, or 11.8%, for the third quarter of 2022, to $114.4 million compared to $102.4 million for the second quarter of 2022. This increase primarily reflects an increase in the yield to 5.30% for the third quarter of 2022 from 4.85% for the second quarter of 2022 and a $198.1 million increase in the average balance of this portfolio to $8.6 billion for the third quarter of 2022.

Interest income on our Securities, at fair value portfolio increased by $318,000 to $5.6 million for the third quarter of 2022 from $5.3 million for the second quarter of 2022. This increase primarily reflects an increase in the net yield on our Securities, at fair value to 11.06% for the third quarter of 2022, compared to 10.09% for the second quarter of 2022, partially offset by a decrease in the average amortized cost of the portfolio of $7.0 million for the third quarter of 2022.

Interest Expense

Our interest expense for the third quarter of 2022 increased by $14.8 million, or 26.1%, to $71.6 million, from $56.7 million for the second quarter of 2022. This increase primarily reflects an increase in financing rates on our financing agreements and an increase in our average collateralized financing agreement borrowings to finance our residential mortgage asset portfolio.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the third quarter of 2022, we recorded a provision for credit losses on residential whole loans held at carrying value of $588,000 (which includes a reversal of provision for credit losses on undrawn commitments of $27,000) compared to a provision of $1.8 million for the second quarter of 2022. The provisions recorded in the third and second quarters primarily reflect adjustments to lower future estimates of prepayment speeds given recent and expected future increases in market interest rates, partially offset by the run-off of loans held at carrying value. With respect to our residential whole loans held at carrying value, CECL requires that reserves for credit losses are estimated at the reporting date based on expected cash flows over the life of the loan or financial instrument, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions.

Provision for Credit Losses on Other Assets

For the second quarter of 2022, we recorded a provision for credit losses on Other Assets of $28.6 million reflecting an impairment charge against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero at June 30, 2022.

Other Loss, net

For the third quarter of 2022, Other Loss, net was $64.2 million, compared to Other Loss, net of $76.4 million for the second quarter of 2022.  The components of Other Loss, net for the third and second quarters of 2022 are summarized in the table below:

	Three Months Ended
(In Thousands)	September 30, 2022	June 30, 2022
Net mark-to-market and other net loss on residential whole loans measured at fair value	$(291,875)	$(216,414)
Net gains on derivatives used for risk management purposes	111,816	47,804
Net mark-to-market on Securitized debt measured at fair value	98,858	84,573
Net gain on real estate owned	3,860	7,185
Lima One - origination, servicing and other fee income	12,372	10,673
Unrealized loss on loan originator investment	(2,031)	(10,583)
Other, net	2,809	314
Other Loss, net	$(64,191)	$(76,448)

Operating and Other Expense

For the third quarter of 2022, we had compensation and benefits and other general and administrative expenses of $29.9 million, compared to $29.6 million for the second quarter of 2022. Compensation and benefits expense increased $2.0 million to $21.1 million for the third quarter of 2022, compared to $19.1 million for the second quarter of 2022, primarily reflecting increases in base salary and sales commission expense at Lima One. Sales commission expense is subject to variability based on the volume of loan originations. Further, the commission rate generally increases over the course of the calendar year as origination thresholds are met. Our other general and administrative expenses decreased by $1.7 million to $8.8 million for the third quarter of 2022, compared to $10.5 million for the second quarter of 2022, primarily reflecting lower state tax expense and lower professional service costs. In addition, the prior quarter included Directors compensation costs related to the annual grant of equity awards to non-employee Directors.

Operating and Other Expense for the third quarter of 2022 also includes $11.4 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses decreased compared to the prior quarter period by approximately $1.9 million, or 14.2%, primarily due to lower expenses recognized related to loan securitization activities and lower servicing fees.

In addition, Other expenses for the third and second quarters of 2022 also include $1.3 million and $3.3 million, respectively, of amortization related to intangible assets recognized as part of the purchase accounting for the Lima One acquisition.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
September 30, 2022	(0.66)%	(2.57)%	(0.71)	22.53%	3.6	1.7
June 30, 2022	(1.14)	(4.35)	(0.42)	24.33	3.3	1.8
March 31, 2022	(0.97)	(3.33)	(0.51)	26.63	3.1	1.9
December 31, 2021	1.67	6.84	1.38	30.00	2.5	1.5
September 30, 2021	6.64	20.48	0.36	34.55	2.2	1.4

(1)Reflects annualized net income available to common stock and participating securities divided by average total assets. For the quarters ended September 30, 2022, June 30, 2022 and March 31, 2022, the amounts calculated reflect the quarterly net income available to common stock and participating securities divided by average total assets.
(2)Reflects annualized net income divided by average total stockholders’ equity. For the quarters ended September 30, 2022, June 30, 2022 and March 31, 2022, the amounts calculated reflect the quarterly net income divided by average total stockholders’ equity.
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

Nine Month Period Ended September 30, 2022 Compared to the Nine Month Period Ended September 30, 2021

The following table summarizes the changes in our results of operations for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

	Nine Months Ended
(In Thousands)	September 30, 2022	September 30, 2021	YoY Change
Interest Income:
Residential whole loans	$316,235	$213,156	$103,079
Securities, at fair value	16,181	42,433	(26,252)
Other interest-earning assets	5,071	632	4,439
Cash and cash equivalent investments	2,055	239	1,816
Interest Income	$339,542	$256,460	$83,082

Interest Expense:
Asset-backed and other collateralized financing arrangements	$159,806	$72,827	$86,979
Other interest expense	11,811	11,863	(52)
Interest Expense	$171,617	$84,690	$86,927

Net Interest Income	$167,925	$171,770	$(3,845)

Reversal of Provision for Credit Losses on Residential Whole Loans	$1,106	$41,326	$(40,220)
Provision for Credit Losses on Other Assets	(28,579)	—	(28,579)
Net Interest Income after (Provision For)/Reversal of Provision for Credit Losses	$140,452	$213,096	$(72,644)

Other (Loss)/Income, net:
Net mark-to-market and other net loss on residential whole loans measured at fair value	$(796,664)	$59,325	$(855,989)
Gain on investment in Lima One common equity	—	38,933	(38,933)
Net gains on derivatives used for risk management purposes	253,721	1,028	252,693
Net mark-to-market on Securitized debt measured at fair value	247,548	8,254	239,294
Net gain on real estate owned	19,777	13,725	6,052
Lima One - origination, servicing and other fee income	37,539	9,638	27,901
Other, net	(10,076)	19,510	(29,586)
Other Loss, net	$(248,155)	$150,413	$(398,568)

Operating and Other Expense:
Compensation and benefits	$59,679	$33,533	$26,146
Other general and administrative expense	28,016	23,338	4,678
Loan servicing, financing and other related costs	34,993	18,591	16,402
Amortization of intangible assets	7,900	3,300	4,600
Operating and Other Expense	$130,588	$78,762	$51,826

Net (Loss)/Income	$(238,291)	$284,747	$(523,038)
Less Preferred Stock Dividend Requirement	$24,656	$24,656	$—
Net (Loss)/Income Available to Common Stock and Participating Securities	$(262,947)	$260,091	$(523,038)

Basic (Loss)/Earnings per Common Share	$(2.54)	$2.33	$(4.87)
Diluted (Loss)/Earnings per Common Share	$(2.54)	$2.28	$(4.82)

General

For the nine months ended September 30, 2022, we had a net loss available to our common stock and participating securities of ($262.9) million, or ($2.54) per basic and diluted common share, compared to net income available to our common stock and participating securities of $260.1 million, or $2.33 per basic common share and $2.28 per diluted common share, for the nine months ended September 30, 2021. This decrease in net income available to common stock and participating securities primarily reflects lower Other income, which declined by $398.6 million to a net loss of $248.2 million for the current year period, compared to net income of $150.4 million in the prior year period. The decrease was primarily driven by mark-to-market losses in the current year period on our residential whole loans that are measured at fair value through earnings, partially offset by net gains on derivatives used for risk management purposes as well as on securitized debt measured at fair value through earnings. These net losses on portfolio investments were also partially offset by higher Origination, Servicing and Other Fee income at Lima One and net REO related gains. In addition, Other income for the prior year period includes $38.9 million of gains recorded in connection with Lima One purchase accounting and a gain of $10.0 million from the reversal of prior period impairments. The prior year period also included a $40.2 million larger net reversal of the Provision for Credit Losses on Residential Whole Loans held at carrying value. The reversals recorded in both the current and prior periods primarily reflect run-off of loans held at carrying value and adjustments to certain macro-economic and loan prepayment speed assumptions used in our credit loss forecasts. However the current period reversal is lower than the prior year period as the impact of lower loan balances, was mostly offset by adjustments to lower future estimates of prepayment speeds given recent and expected future increases in market interest rates. In addition, in the current year period we recorded a Provision for Credit Losses on Other Assets of $28.6 million, reflecting an impairment charge against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero at June 30, 2022. Finally, Operating and other expenses were higher in the nine months ended September 30, 2022, compared to the prior year period, as they primarily reflect operating expenses of Lima One as well as higher amortization of Intangible Assets associated with the Lima One acquisition. The Company completed the acquisition of Lima One on July 1, 2021 and accordingly began consolidating Lima One’s financial results beginning on that date.

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

For the nine months ended September 30, 2022, our net interest spread and margin were 1.64% and 2.39%, respectively, compared to a net interest spread and margin of 2.78% and 3.62%, respectively, for the nine months ended September 30, 2021. Our net interest income decreased by $3.8 million, or 2.2%, to $167.9 million for the nine months ended September 30, 2022 compared to net interest income of $171.8 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, net interest income includes lower net interest income from our Securities, at fair value portfolio of approximately $26.8 million compared to the nine months ended September 30, 2021, primarily due to higher accretion income recognized in the prior year period due to the impact of the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020 and the redemption of a Non-Agency MBS that had been previously purchased at a discount and the lower average amount invested in these assets. Net interest income also includes higher net interest income from our residential whole loan portfolio for the nine months ended September 30, 2022 of approximately $16.8 million compared to the nine months ended September 30, 2021, primarily due to higher amounts invested in these assets partially offset by an increase in our average collateralized financing agreement borrowings and lower yields earned on these assets.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the nine months ended September 30, 2022 and 2021.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,376,199	$316,235	5.03%	$5,314,834	$213,156	5.35%
Securities, at fair value (2)	207,026	16,181	10.42	257,090	42,433	22.01
Cash and cash equivalents (3)	498,832	2,055	0.55	785,091	239	0.04
Other interest-earning assets	61,208	5,071	11.05	9,899	632	8.51
Total interest-earning assets	9,143,265	339,542	4.95	6,366,914	256,460	5.37

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (4)	$3,634,320	$91,498	3.32%	$2,313,249	$47,519	2.71%
Securitized debt (5)	3,226,294	68,308	2.79	1,769,058	25,308	1.89
Convertible Senior Notes	226,924	11,811	6.94	225,605	11,743	6.94
Senior Notes	—	—	—	1,465	120	8.31
Total interest-bearing liabilities	7,087,538	171,617	3.19	4,309,377	84,690	2.59
Net interest income/net interest rate spread (6)		167,925	1.76		171,770	2.78
Less net Swap expense		6,151	0.12		—	—
Net interest rate spread (including the impact of Swaps)		$161,774	1.64%		$171,770	2.78%
Net interest-earning assets/net interest margin (7)	$2,055,727		2.39%	$2,057,537		3.62%

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
(2)The net yield of 22.01% includes $4.0 million and $8.4 million of accretion income recognized in the third and second quarters of 2021, respectively, due to the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020; and $8.1 million of accretion recognized during the first quarter of 2021 on the redemption of a Non-Agency MBS security that was purchased at a discount. Excluding this accretion, the yield reported would have been 11.37%.
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

	Nine Months Ended September 30, 2022
	Compared to
	Nine Months Ended September 30, 2021
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$116,493	$(13,414)	$103,079
Securities, at fair value	(7,087)	(19,165)	(26,252)
Cash and cash equivalents	(117)	1,933	1,816
Other interest-earning assets	4,198	241	4,439
Total net change in income of interest-earning assets	$113,487	$(30,405)	$83,082

Interest-bearing liabilities:
Residential whole loan financing agreements	$32,948	$10,138	$43,086
Securities, at fair value repurchase agreements	(541)	1,116	575
REO financing agreements	155	163	318
Securitized debt	27,248	15,752	43,000
Convertible Senior Notes and Senior Notes	(52)	—	(52)
Total net change in expense of interest-bearing liabilities	$59,758	$27,169	$86,927
Net change in net interest income	$53,729	$(57,574)	$(3,845)

The following table presents the components of the net interest spread earned on our Residential whole loans for the periods presented:

	Nine Months Ended
	September 30, 2022	September 30, 2021
Purchased Performing Loans
Net Yield (1)	4.38%	4.48%
Cost of Funding (2)	3.23%	2.22%
Net Interest Spread	1.15%	2.26%

Purchased Credit Deteriorated Loans
Net Yield (1)	6.71%	6.39%
Cost of Funding (2)	2.92%	2.48%
Net Interest Spread	3.79%	3.91%

Purchased Non-Performing Loans
Net Yield (1)	9.69%	7.95%
Cost of Funding (2)	3.10%	2.84%
Net Interest Spread	6.59%	5.11%

Total Residential Whole Loans
Net Yield (1)	5.03%	5.35%
Cost of Funding (2)	3.20%	2.37%
Net Interest Spread	1.83%	2.98%
(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above for the period ended September 30, 2022 includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps. While we have not elected hedge accounting treatment for Swaps, and accordingly, net carry is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate net carry to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the period ended September 30, 2022, this increased the overall funding cost by 12 basis points for our Residential whole loans, 11 basis points for our Purchased Performing Loans, 19 basis points for our Purchased Credit Deteriorated Loans, and 15 basis points for our Purchased Non-Performing Loans.

The following table presents the components of the net interest spread earned on our residential mortgage securities and MSR-related assets for the periods presented:

	Securities, at fair value
Nine Months Ended	Net Yield (1)(2)	Cost of Funding	Net Interest Rate Spread
September 30, 2022	10.42%	2.72%	7.70%
September 30, 2021	22.01	1.82	20.19
(1)Reflects annualized interest income divided by average amortized cost. Impairment charges recorded on MSR-related assets resulted in a lower amortized cost basis which impacted the calculation of net yields in subsequent periods.
(2)The net yield of 22.01% includes $4.0 million and $8.4 million of accretion income recognized in the third and second quarters of 2021, respectively, due to the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded during the first quarter of 2020 and $8.1 million of accretion recognized during the first quarter of 2021 on the redemption of a Non-Agency MBS security that was purchased at a discount. Excluding this accretion, the yield reported would have been 11.37%.

Interest Income

Interest income on our residential whole loans increased by $103.1 million, or 48.4%, for the nine months ended September 30, 2022, to $316.2 million compared to $213.2 million for the nine months ended September 30, 2021. This increase primarily reflects a $3.1 billion increase in the average balance of this portfolio to $8.4 billion for the nine months ended September 30, 2022 from $5.3 billion for the nine months ended September 30, 2021 partially offset by an decrease in the yield to 5.03% for the nine months ended September 30, 2022 from 5.35% for the nine months ended September 30, 2021.

Interest income on our Securities, at fair value portfolio decreased $26.3 million to $16.2 million for the nine months ended September 30, 2022 from $42.4 million for the nine months ended September 30, 2021. This decrease primarily reflects a decrease in the net yield on our Securities, at fair value to 10.42% for the nine months ended September 30, 2022, compared to 22.01% for the nine months ended September 30, 2021 and a decrease in the average amortized cost of the portfolio of $50.1 million. The decrease in the net yield on our Securities, at fair value portfolio primarily reflects higher accretion income recognized in the prior year period due to the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020 and the redemption of a Non-Agency MBS that had been previously purchased at a discount.

Interest Expense

Our interest expense for the nine months ended September 30, 2022 increased by $86.9 million, or 102.6%, to $171.6 million, from $84.7 million for the nine months ended September 30, 2021.  This increase primarily reflects an increase in our average collateralized financing agreement borrowings to finance our residential mortgage asset portfolio and an increase in financing rates on our financing agreements.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the nine months ended September 30, 2022, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $1.1 million (which includes a reversal of provision for credit losses on undrawn commitments of $121,000) compared to a reversal of provision of $41.3 million for the nine months ended September 30, 2021. The reversals recorded in both the current and prior periods primarily reflect run-off of loans held at carrying value and adjustments to certain macro-economic and loan prepayment speed assumptions used in our credit loss forecasts. The current period reversal reflects lower loan balances, partially offset by adjustments to lower future estimates of prepayment speeds given recent and expected future increases in market interest rates. The larger prior year reversal reflects a greater impact of adjustments to macro-economic assumptions consistent with revised economic forecasts as the U.S economy continued to recover from the impact of the COVID-19 pandemic. With respect to our residential whole loans held at carrying value, CECL requires that reserves for credit losses are estimated at the reporting date based on expected cash flows over the life of the loan or financial instrument, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions.

Provision for Credit Losses on Other Assets

For the nine months ended September 30, 2022, we recorded a provision for credit losses on Other Assets of $28.6 million reflecting an impairment charge against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero at June 30, 2022.

Other (Loss)/Income, net

For the nine months ended September 30, 2022, Other Loss, net was $248.2 million, compared to Other Income, net of $150.4 million for the nine months ended September 30, 2021.  The components of Other (Loss)/Income, net for the nine months ended September 30, 2022 and 2021 are summarized in the table below:

	Nine Months Ended September 30,
(In Thousands)	2022	2021
Net mark-to-market and other net (loss)/gain on residential whole loans measured at fair value	$(796,664)	$59,325
Gain on investment in Lima One common equity	—	38,933
Net gains on derivatives used for risk management purposes	253,721	1,028
Net mark-to-market on Securitized debt measured at fair value	247,548	8,254
Net gain on real estate owned	19,777	13,725
Lima One - origination, servicing and other fee income	37,539	9,638
Unrealized loss on loan originator investment	(13,395)	—
Other, net	3,319	19,510
Other (Loss)/Income, net	(248,155)	150,413

Operating and Other Expense

During the nine months ended September 30, 2022, we had compensation and benefits and other general and administrative expenses of $87.7 million, compared to $56.9 million for the nine months ended September 30, 2021.  Compensation and benefits expense increased $26.1 million to $59.7 million for the nine months ended September 30, 2022, compared to $33.5 million for the nine months ended September 30, 2021, primarily reflecting the impact of including Lima One compensation expense in our financial results, higher salary expense and an increase in long-term incentive compensation. Our other general and administrative expenses increased by $4.7 million to $28.0 million for the nine months ended September 30, 2022, compared to $23.3 million for the nine months ended September 30, 2021, primarily reflecting the impact of including Lima One expenses in our financial results, increased information technology costs, higher professional service costs, and higher office lease costs associated with our corporate headquarters, partially offset by lower costs associated with deferred compensation to Directors in the current period, which were impacted by changes in our stock price.

Operating and Other Expense during the nine months ended September 30, 2022 also includes $35.0 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior year period by approximately $16.4 million, or 88.2%, primarily due to higher expenses recognized related to loan securitization activities, partially offset by lower servicing fees and non-recoverable advances on our REO portfolio.

In addition, Other expenses for the nine months ended September 30, 2022 and 2021 also includes $7.9 million and $3.3 million, respectively, of amortization related to intangible assets recognized as part of the purchase accounting for the Lima One acquisition.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Nine Months Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
September 30, 2022	(2.78)%	(10.30)%	(0.52)	24.47%	3.6	1.7
September 30, 2021	4.94	14.91	0.47	36.28	2.2	1.4

(1)Reflects annualized net income available to common stock and participating securities divided by average total assets. For the nine months ended September 30, 2022, the amount calculated reflects net income available to common stock and participating securities divided by average total assets.
(2)Reflects annualized net income divided by average total stockholders’ equity. For the nine months ended September 30, 2022, the amount calculated reflects net income divided by average total stockholders’ equity.
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

The following table provides a reconciliation of our GAAP net (loss)/income used in the calculation of basic EPS to our non-GAAP Distributable earnings for the quarterly periods below:

	Quarter Ended
(In Thousands, Except Per Share Amounts)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
GAAP Net (loss)/income used in the calculation of basic EPS	$(63,410)	$(108,760)	$(91,266)	$35,734	$123,858

Adjustments:
Unrealized gains and losses on:
Residential whole loans held at fair value	291,818	218,181	287,935	42,564	(20,494)
Securities held at fair value	(1,549)	1,459	2,934	364	(494)
Interest rate swaps	(108,917)	(31,767)	(80,753)	(71)	—
Securitized debt held at fair value	(100,767)	(84,348)	(62,855)	(6,137)	(857)
Investments in loan origination partners	2,031	39,162	780	(23,956)	(48,933)
Expense items:
Amortization of intangible assets	1,300	3,300	3,300	3,300	3,300
Equity based compensation	2,673	3,540	2,645	2,306	2,306
Securitization-related transaction costs	5,014	6,399	3,233	5,178	—
Total adjustments	91,603	155,926	157,219	23,548	(65,172)
Distributable earnings	$28,193	$47,166	$65,953	$59,282	$58,686

GAAP (loss)/earnings per basic common share	$(0.62)	$(1.06)	$(0.86)	$0.33	$1.12
Distributable earnings per basic common share	$0.28	$0.46	$0.62	$0.54	$0.53
Weighted average common shares for basic earnings per share	101,795	102,515	106,568	109,468	110,222

Selected Financial Ratios (using Distributable earnings)

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)
September 30, 2022	1.19%	6.79%	1.57
June 30, 2022	1.99	9.60	0.96
March 31, 2022	2.82	11.90	0.71
December 31, 2021	2.76	10.46	0.81
September 30, 2021	3.13	10.34	0.75

(1)Reflects annualized Distributable earnings divided by average total assets.
(2)Reflects annualized Distributable earnings before preferred dividends divided by average total stockholders’ equity.
(3)Reflects dividends declared per share of common stock divided by Distributable earnings per share.

Segment Reporting (using Distributable earnings)

The following table presents our non-GAAP Distributable earnings by segment for the quarterly period below:

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended September 30, 2022
GAAP Net loss used in the calculation of basic EPS	$(18,674)	$(12,805)	$(31,931)	$(63,410)

Adjustments:
Unrealized gains and losses on:
Residential whole loans held at fair value	226,894	64,924	—	291,818
Securities held at fair value	(1,549)	—	—	(1,549)
Interest rate swaps	(84,759)	(24,158)	—	(108,917)
Securitized debt held at fair value	(80,907)	(19,860)	—	(100,767)
Investments in loan origination partners	—	—	2,031	2,031
Expense items:
Amortization of intangible assets	—	1,300	—	1,300
Equity based compensation	—	61	2,612	2,673
Securitization-related transaction costs	—	—	5,014	5,014
Total adjustments	$59,679	$22,267	$9,657	$91,603
Distributable earnings	$41,005	$9,462	$(22,274)	$28,193

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended June 30, 2022
GAAP Net loss used in the calculation of basic EPS	$(23,246)	$(12,277)	$(73,237)	$(108,760)

Adjustments:
Unrealized gains and losses on:
Residential whole loans held at fair value	177,203	40,978	—	218,181
Securities held at fair value	1,459	—	—	1,459
Interest rate swaps	(27,558)	(4,209)	—	(31,767)
Securitized debt held at fair value	(64,517)	(19,831)	—	(84,348)
Investments in loan origination partners	—	—	39,162	39,162
Expense items:
Amortization of intangible assets	—	3,300	—	3,300
Equity based compensation	—	(58)	3,598	3,540
Securitization-related transaction costs	—	—	6,399	6,399
Total adjustments	$86,587	$20,180	$49,159	$155,926
Distributable earnings	$63,341	$7,903	$(24,078)	$47,166

Reconciliation of GAAP Book Value per Common Share to non-GAAP Economic Book Value per Common Share

“Economic book value” is a non-GAAP financial measure of our financial position. To calculate our Economic book value, our portfolios of Residential whole loans and securitized debt held at carrying value are adjusted to their fair value, rather than the carrying value that is required to be reported under the GAAP accounting model applied to these financial instruments. These adjustments are also reflected in the table below in our end of period stockholders’ equity. Management considers that Economic book value provides investors with a useful supplemental measure to evaluate our financial position as it reflects the impact of fair value changes for all of our investment activities, irrespective of the accounting model applied for GAAP reporting purposes. Economic book value does not represent and should not be considered as a substitute for Stockholders’ Equity, as determined in accordance with GAAP, and our calculation of this measure may not be comparable to similarly titled measures reported by other companies.

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
GAAP Total Stockholders’ Equity	$2,033.9	$2,146.4	$2,349.0	$2,542.8	$2,601.1
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	1,558.9	1,671.4	1,874.0	2,067.8	2,126.1
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	(58.2)	9.5	54.0	153.5	198.8
Fair value adjustment to Securitized debt, at carrying value (1)	109.6	75.4	47.7	4.3	(8.0)

Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value) (1)	$1,610.3	$1,756.3	$1,975.7	$2,225.6	$2,316.9

GAAP book value per common share	$15.31	$16.42	$17.84	$19.12	$19.29
Economic book value per common share (1)	$15.82	$17.25	$18.81	$20.58	$21.02
Number of shares of common stock outstanding	101.8	101.8	105.0	108.1	110.2

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our universal shelf registration statement and, at September 30, 2022, we had approximately 2.0 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement. During the nine months ended September 30, 2022, we issued 74,529 shares of common stock through our DRSPP, raising net proceeds of approximately $1.2 million.

During the nine months ended September 30, 2022, we repurchased 6,476,746 shares of our common stock through the stock repurchase program at an average cost of $15.80 per share and a total cost of approximately $102.1 million, net of fees and commissions paid to the sales agents of approximately $161,000. As of September 30, 2022, $202.5 million remained outstanding for future repurchases under the repurchase program.

Financing agreements

Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of September 30, 2022, we had $2.1 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $5.2 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are uncommitted and renewable at the discretion of our lenders, and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance. At September 30, 2022, we had unused financing capacity of approximately $1.4 billion across our financing arrangements for all collateral types.

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

At September 30, 2022, we had a total of $4.0 billion of residential whole loans and securities and $15.9 million of restricted cash pledged to our financing counterparties. We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements. When the value of our residential mortgage assets pledged as collateral experiences rapid decreases, margin calls under our financing arrangements could materially increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties choose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms. Further, when liquidity tightens, our counterparties to our short term arrangements with mark-to-market collateral provisions may increase their required collateral cushion (or margin) requirements on new financings, including financings that we roll with the same counterparty, thereby reducing our ability to use leverage. Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
September 30, 2022	$3,351,046	$3,229,640	$3,411,200	$3,643,872	$3,832,311	$3,832,311
June 30, 2022	3,638,476	3,530,510	3,761,049	3,170,406	3,374,716	3,374,716
March 31, 2022	3,920,895	3,942,343	4,138,377	2,555,241	2,859,061	2,859,061
December 31, 2021	3,313,641	3,501,839	3,501,839	2,302,990	2,650,473	2,650,473
September 30, 2021	2,516,940	3,278,941	3,278,941	2,008,639	2,045,729	2,137,773

(1)The information presented in the table above excludes $230.0 million of Convertible Senior Notes issued in June 2019.

Cash Flows and Liquidity for the Nine Months Ended September 30, 2022

Our cash, cash equivalents and restricted cash increased by $196.9 million during the nine months ended September 30, 2022, reflecting:  $1.0 billion used in our investing activities, $876.0 million provided by our financing activities and $361.6 million provided by our operating activities.

At September 30, 2022, our debt-to-equity multiple was 3.6 times compared to 2.5 times at December 31, 2021. At September 30, 2022, we had borrowings under collateralized financing agreements of $3.2 billion, of which $3.1 billion were secured by residential whole loans, $142.9 million were secured by securities and $23.5 million were secured by REO. In addition, at September 30, 2022, we had securitized debt of $3.8 billion in connection with our loan securitization transactions.

At December 31, 2021, we had borrowings under collateralized financing agreements of $3.5 billion, of which $3.3 billion were secured by residential whole loans, $159.1 million were secured by securities and $23.0 million were secured by REO. In addition, at December 31, 2021, we had securitized debt of $2.7 billion in connection with our loan securitization transactions.

During the nine months ended September 30, 2022, $1.0 billion was used in our investing activities.  We utilized $2.7 billion for acquisitions of residential whole loans, loan related investments and capitalized advances. During the nine months ended September 30, 2022, we received $1.5 billion of principal payments on residential whole loans and loan related investments and $105.2 million of proceeds on sales of REO.  In addition, during the nine months ended September 30, 2022, we received cash of $19.1 million from proceeds from sales and prepayments and scheduled amortization on our securities.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
September 30, 2022	$—	$4,784	$4,784	$12,291	$7,507
June 30, 2022	—	18,985	18,985	—	(18,985)
March 31, 2022	—	40,834	40,834	346	(40,488)
December 31, 2021	—	14,446	14,446	2,000	(12,446)
September 30, 2021	—	—	—	2,500	2,500

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of September 30, 2022.

During the nine months ended September 30, 2022, we paid $139.1 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $24.7 million on our preferred stock. On September 13, 2022, we declared our third quarter 2022 dividend on our common stock of $0.44 per share; on October 31, 2022, we paid this dividend, which totaled approximately $45.0 million, including dividend equivalents of approximately $174,000.

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

The fair value of our Purchased Performing Loans is typically dependent on the value of the underlying real estate collateral, as well as the level of interest rates. Because these loans are primarily newly or recently originated performing loans, we believe these investments exhibit positive duration. Given the short duration of our Residential transition loans, we believe the fair value of these loans exhibits little sensitivity to changes in interest rates. We estimate the duration of these Purchased Performing Loans held at carrying value using management’s assumptions.
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

We use derivative financial instruments, including Swaps, as part of our overall interest rate risk management strategy. Such instruments are used to economically hedge against future interest rate increases on our financing transactions. While use of such derivatives does not extend the maturities of our borrowings under repurchase agreements, they do, in effect, lock in a fixed rate of interest over their term for a corresponding amount of our repurchase agreement financings that are hedged, or otherwise act as a hedge against changes in interest rates. Additionally, we have entered into short positions in to be announced securities to economically hedge interest rate and other market risks arising from our investments in Agency eligible investor loans.

The interest rates for certain of our investments and financing agreements are either explicitly or indirectly based on LIBOR. On March 5, 2021, the United Kingdom Financial Conduct Authority (or FCA), which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA’s announcement coincided with the March 5, 2021, announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (or IBA), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. On March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act, which transitions certain contracts that use LIBOR to another benchmark once LIBOR is permanently discontinued after June 30, 2023. The Act provides, among other things, that an alternative benchmark based on the Secured Overnight Financing Rate (or SOFR) published by the New York Federal Reserve Bank will automatically apply after the LIBOR replacement date for any contract without provisions for selecting a replacement for LIBOR or identifying a person authorized to select a replacement after LIBOR is permanently discontinued. The Act also provides that if the SOFR-based replacement is selected, the selecting person responsible under the contract is not required to obtain the consent of anyone before implementing that replacement. The Act further creates a safe harbor by ensuring that the SOFR-based benchmark replacement is by law a commercially reasonable replacement for LIBOR, that the use of that benchmark replacement cannot be deemed a breach of a contract or an impairment of the right of any person to receive payment under that contract, and that no person can be liable for selecting or using that benchmark replacement. The Act further authorizes the Board of Governors of the Federal Reserve to promulgate regulations under the statute to designate specific SOFR-based rates that incorporate the statutory spread adjustments as replacement rates for covered LIBOR contracts. The Federal Reserve has proposed (i) SOFR compounded in arrears for derivatives, using the same methodology as under the International Swaps and Derivatives Association (or ISDA) protocol, (ii) CME Term SOFR for all covered non-GSE cash products and (iii) a 30-day compounded SOFR average for certain GSE contracts. The proposed rules were open to public comment until August 29, 2022, and are not yet final. We have made substantial progress, and continue to work, with the Trustee companies and/or other entities that are involved in calculating the interest rates for our residential mortgage securities and securitized debt, our loan servicers for our hybrid and floating rate loans, and with the various counterparties to our financing transactions in order to implement the changes required to be made to existing agreements for these transactions in response to the impending termination of the use of LIBOR and to evaluate any impact of the federal legislation when final, and the Federal Reserve’s rules on our transition away from LIBOR. Furthermore, our transaction processing systems are already processing, or have been tested and are capable of processing, SOFR-based instruments.
Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps and securitized debt , over the next 12 months based on the assets in our investment portfolio at September 30, 2022. All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at September 30, 2022.

Change in Interest Rates	Estimated Value of Assets (1)	Estimated Value of Securitized and Other Fixed Rate Debt	Estimated Value of Financial Instruments	Change in Estimated Value	Percentage Change in Net Interest Income (2)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$9,080,121	$47,979	$9,128,100	$(108,937)	1.58%	(1.18)%
+ 50 Basis Point Increase	$9,258,590	$(70,256)	$9,188,334	$(48,703)	0.68%	(0.53)%
Actual at September 30, 2022	$9,425,529	$(188,492)	$9,237,037	$—	—%	—%
- 50 Basis Point Decrease	$9,580,938	$(306,727)	$9,274,211	$37,174	(0.16)%	0.40%
-100 Basis Point Decrease	$9,724,816	$(424,962)	$9,299,854	$62,817	(1.88)%	0.68%
(1)Such assets include residential whole loans and REO, CRT securities, MSR-related assets, goodwill, intangibles, receivables, and cash and cash equivalents and restricted cash.
(2)Includes the impact of periodic swap expenses.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at September 30, 2022. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio. Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing. At September 30, 2022, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on assets purchased at a premium and discount accretion on assets purchased at a discount and in the reinvestment of principal repayments in lower yielding assets. As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At September 30, 2022, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 0.92 which is the weighted average of 3.97 for our Residential whole loans, 0.08 for our Securities investments, (3.25) for our derivative and other hedging transactions and securitized and other fixed rate debt, and zero for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.49), which is the weighted average of (0.57) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, zero for our Securities and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

Credit risk on Purchased Performing Loans is mitigated through our process to underwrite the loan before it is acquired and/or originated and includes an assessment of the borrower’s financial condition and ability to repay the loan, nature of the collateral and relatively low LTV, including after-repair LTV for the majority of our Residential transition loans. Given the extent of home price appreciation that has occurred since the majority of our Purchased Performing Loans were acquired or originated, we estimate that current LTV’s have decreased significantly, further mitigating the risk of material credit losses on this portfolio .

The following table presents certain information about our Residential whole loans at September 30, 2022:

	Purchased Performing Loans		Purchased Credit Deteriorated Loans		Purchased Non-Performing Loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	Total
Amortized cost	$7,380,697	$233,059	$383,865	$96,814	$569,174	$175,747	$8,839,356
Unpaid principal balance (UPB)	$7,242,612	$228,851	$437,726	$129,440	$647,625	$279,036	$8,965,290
Weighted average coupon (1)	5.3%	5.5%	4.6%	4.6%	5.0%	4.9%	5.2%
Weighted average term to maturity (months)	285	341	267	319	261	320	286
Weighted average LTV (2)	64.7%	87.1%	51.9%	104.7%	51.2%	109.4%	65.2%
Loans 90+ days delinquent (UPB)	$162,575	$12,082	$60,874	$35,434	$205,860	$137,369	$614,194

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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Residential transition loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Residential transition loans, totaling $194.1 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 71%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at September 30, 2022:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	33.5%
Florida	11.0%
New York	5.7%
Texas	5.3%
Georgia	4.2%

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

At September 30, 2022, we had access to various sources of liquidity, including $434.1 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at September 30, 2022, we had $39.2 million of unencumbered residential whole loans. Further, we believe that we have unused capacity of approximately $125 million in certain borrowing lines, given that the amount currently borrowed is less than the maximum advance rate permitted by the facility. This unused capacity serves to act as a buffer against potential margin calls on certain pledged assets in the events that asset prices do not decline by more than a specified amount.

Prepayment Risk

Premiums arise when we acquire an MBS or loan at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value) or when we acquire residential whole loans at a price in excess of their aggregate principal balance.  Conversely, discounts arise when we acquire an MBS or loan at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Premiums paid are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums, which are primarily carried on our Purchased Performing Loans (excluding Residential transition loans that are typically purchased at par), are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets. Fees payable by borrowers on the early repayment of certain of our Purchased Performing Loans serve to mitigate the impact on our income of higher prepayment rates. Generally, if prepayments on residential whole loans purchased at significant discounts and not accounted for at fair value are less than anticipated, we expect that the income recognized on these assets will be reduced and impairments and/or credit loss reserves may result.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of September 30, 2022, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of September 30, 2022. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

During the nine months ended September 30, 2022, we repurchased 6,476,746 shares of our common stock through the stock repurchase program at an average cost of $15.80 per share and a total cost of approximately $102.1 million, net of fees and commissions paid to the sales agent of approximately $161,000. All stock repurchases for the three months ended June 30, 2022 were executed under the March 2022 Repurchase Authorization. All stock repurchases for three months ended March 31, 2022 were executed under the November 2020 Repurchase Authorization and prior to the Board’s adoption of the March 2022 Repurchase Authorization. Accordingly, at September 30, 2022, $202.5 million remained outstanding for future repurchases under the repurchase program.

We engaged in no share repurchase activity during the third quarter of 2022 pursuant to the stock repurchase program nor did we withhold any restricted shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or restricted stock units ( RSUs).

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

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021; (ii) our Consolidated Statements of Operations (Unaudited) for the three and nine months ended September 30, 2022 and 2021; (iii) our Consolidated Statements of Comprehensive Income / (Loss) (Unaudited) for the three and nine months ended September 30, 2022 and 2021; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2022 and 2021; (v) our Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and 2021; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2022	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer