Form 10-K
period 2022-12-31
MFA FINANCIAL, INC.
filed 2023-02-24
CIK 1055160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☒

On June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $1.1 billion based on the closing sales price of our common stock on such date as reported on the New York Stock Exchange.

On February 15, 2023, the registrant had a total of 101,911,876 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Stockholders scheduled to be held on or about June 6, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

MFA FINANCIAL, INC.

In this Annual Report on Form 10-K, references to “we,” “us,” “our” or “the Company” refer to MFA Financial, Inc. and its subsidiaries unless specifically stated otherwise or the context otherwise indicates.  The following defines certain of the commonly used terms in this Annual Report on Form 10-K:  Purchased Performing Loans refer to loans that may include: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential and multi-family properties made to non-occupant borrowers that intend to rehabilitate and sell the properties (“Transitional loans” (“TL”) (also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans”), (iii) loans to finance (or refinance) non-owner occupied one-to four-family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans”), and (v) previously originated loans secured by residential real estate that is generally owner occupied (“Seasoned performing loans”). Purchased Credit Deteriorated Loans refer to loans that are typically characterized by borrowers who had previously experienced payment delinquencies and the amount owed may have exceeded the value of the property pledged as collateral at the time of acquisition. Purchased Non-performing Loans refer to loans that are typically characterized by borrowers who have defaulted on their obligations and/or have payment delinquencies of 60 days or more at the time we acquire the loan. MBS generally refers to mortgage-backed securities secured by pools of residential mortgage loans; Agency MBS refers to MBS that are issued or guaranteed by a federally chartered corporation, such as the Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”); Non-Agency MBS refers to MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation and include (i) Legacy Non-Agency MBS, which are MBS issued prior to 2008, and (ii) RPL/NPL MBS, which refers to MBS backed primarily by securitized re-performing and non-performing loans. Hybrids refer to hybrid mortgage loans that have interest rates that are fixed for a specified period of time and, thereafter, generally adjust annually to an increment over a specified interest rate index; ARMs refer to adjustable-rate mortgage loans which have interest rates that reset annually or more frequently; CRT securities refer to credit risk transfer securities, that are debt obligations issued by or sponsored by Fannie Mae and Freddie Mac; MSR-related assets refer to certain term notes backed directly or indirectly by mortgage servicing rights (“MSRs”) or loans to certain entities that are generally secured by cash flows generated by mortgage servicing rights and other unencumbered assets owned by the borrower; and Real Estate Owned (“REO”) refers to real estate acquired by us, including through foreclosure, deed in lieu of foreclosure, or purchased in connection with the acquisition of residential whole loans.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Among the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements are: general economic developments and trends and the performance of the housing, real estate, mortgage finance, broader financial markets; inflation, increases in interest rates and changes in the market (i.e., fair) value of our residential whole loans, MBS, securitized debt and other assets, as well as changes in the value of our liabilities accounted for at fair value through earnings; the effectiveness of hedging transactions; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in our portfolio and could require us to reinvest the proceeds received by us as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans in our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on residential whole loans and the extent of prepayments, realized losses and changes in the composition of our residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; targeted or expected returns on our investments in recently-originated mortgage loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing costs associated with such investments; risks associated with the ongoing operation of Lima One Holdings, LLC (including, without limitation, unanticipated expenditures relating to or liabilities arising from its operation (including, among other things, a failure to realize management’s assumptions regarding expected growth in business purpose loan (BPL) origination volumes and credit risks underlying BPLs, including changes in the default rates and management’s assumptions regarding default rates on the BPLs originated by Lima One); expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; risks associated with our investments in MSR-related assets, including servicing, regulatory and economic risks, risks associated with our investments in loan originators; risks associated with investing in real estate assets generally, including changes in business conditions and the general economy; and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. (See Part I, Item 1A. “Risk Factors” of this Annual Report on Form 10-K.)

PART I

Item 1.  Business.

GENERAL

We are a specialty finance company that invests in and finances residential mortgage assets. Our targeted investments include principally the following:

•Residential whole loans, including Purchased Performing Loans, Purchased Credit Deteriorated and Purchased Non-performing Loans, which we acquire and hold through certain trusts that are consolidated on our balance sheet for financial reporting purposes. Through our wholly-owned subsidiary, Lima One Capital, LLC (or Lima One), a leading nationwide originator and servicer of business purpose loans (or BPLs), which we acquired on July 1, 2021, we also originate and service BPLs for real estate investors. We also own residential real estate (or REO), which is typically acquired as a result of the foreclosure or other liquidation of delinquent whole loans in connection with our loan investment activities.
•Residential mortgage securities, including Agency MBS, Non-Agency MBS, CRT securities and MSR-related assets, which include term notes backed directly or indirectly by MSRs.
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

2022 was extremely challenging for fixed income investors, and exceptionally so for mortgage investors, including us, and was characterized by higher interest rates across the yield curve as well as wider mortgage and credit spreads. We addressed these challenges by prioritizing liquidity and active portfolio management, including increasing our use of interest rate swap agreements (or Swaps) to hedge exposure to higher interest rates and using loan securitizations to generate securitized debt to replace floating rate recourse mark-to-market financing with fixed rate non-recourse, non-mark-to-market financing. While continued interest rate volatility and generally wider spreads on securitized mortgage assets pressured mortgage loan pricing, we believe that our portfolio and risk management measures partially mitigated the impact of the interest rate environment.

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

INVESTMENT STRATEGY

We primarily invest in and finance, through our various subsidiaries, residential mortgage assets. During 2022 we acquired more than $3.1 billion of residential whole loans. This includes $2.0 billion of loans originated by our wholly-owned subsidiary, Lima One, which has funded more than $2.7 billion of loans since July 2021, when we fully acquired Lima One. At the end of 2022, residential whole loan investments comprised approximately 83% of our assets and 69% of our allocated net equity. During 2023, assuming economic conditions continue to support markets for residential mortgage assets, we expect to continue pursuing investment opportunities primarily focused on residential whole loans as market opportunities arise. We expect that our investment activities will continue to be financed primarily through a combination of securitization transactions, term loan warehouse financing and repurchase agreement financing.

At December 31, 2022, our total investment-related assets were comprised of the following: $7.5 billion, or 92%, of residential whole loans (compared to $7.9 billion, or 93%, at December 31, 2021); $333.4 million, or 4%, of residential mortgage securities (compared to $256.7 million, or 3%, at December 31, 2021); and $315.0 million, or 4%, of remaining investment-related assets, comprised primarily of REO, capital contributions made to loan origination partners, other interest-earning assets, and loan-related receivables (compared to $369.8 million, or 4% at December 31, 2021).

Residential Whole Loans

During 2022, we continued to acquire residential whole loans, primarily Purchased Performing Loans, with approximately two-thirds of acquisitions reflecting loans originated by Lima One. Our Purchased Performing Loan portfolio includes: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential and multi-family properties made to non-occupant borrowers that intend to rehabilitate and sell the properties (“Transitional loans”); (iii) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans”); and (v) previously originated loans secured by residential real estate that is generally owner occupied (“Seasoned performing loans”). We acquire and hold our non-business purpose loans and certain of our Transitional loans and Single-family rental loans through certain trusts that are consolidated on our balance sheet for financial reporting purposes.

In addition, during 2022, we continued to manage our Purchased Non-performing residential whole loan and Purchased Credit Deteriorated Loan portfolios. Purchased Credit Deteriorated Loans are typically characterized by borrowers who had previously experienced payment delinquencies and the amount owed may have exceeded the value of the property pledged as collateral at the time of acquisition. The majority of these loans were also acquired at purchase prices that were discounted (often substantially so) to their contractual loan balance to reflect the impaired credit history of the borrower, the loan-to-value ratio (or LTV) of the loan and the coupon rate. Purchased Non-performing Loans are typically characterized by borrowers who have defaulted on their obligations and/or have payment delinquencies of 60 days or more at the time we acquire the loan. These loans were typically purchased at significantly discounted prices to the contractual loan balance. We also own REO property as a result of managing the resolution of non-performing loans. A combination of strong loan portfolio performance, and the efforts of our asset management team, has resulted in a continued reduction in the balances of REO property held during 2022.

Securities, at Fair Value

Prior to the onset of the COVID-19 pandemic, we owned significantly higher balances of residential mortgage securities (primarily investments in Agency MBS, Non-Agency MBS, CRT securities and MSR-Related assets). During 2020, we sold our Agency and Legacy Non-Agency MBS portfolios and significantly reduced our other securities holdings. In late 2022, we opportunistically invested in Agency MBS, bringing our total portfolio of securities to $333.4 million. Going forward, we may continue to invest selectively in a range of residential mortgage securities as market opportunities arise.

FINANCING STRATEGY

Our financing strategy is designed to increase the size of our investment portfolio by borrowing against a substantial portion of the market value of the assets in our portfolio.  We use loan securitizations, term warehouse facilities and shorter term repurchase agreements to finance our holdings of residential mortgage assets. Our financing strategy shifted significantly during 2020 and 2021. In particular, in response to the turmoil in the financial markets resulting from the conditions created by the COVID-19 pandemic, we sought to implement more durable forms of borrowing, including warehouse lines with non-mark-to-market collateral terms. In addition, since the second half of 2020, we have executed numerous programmatic securitization transactions for our residential whole loans, involving Non-QM, business purpose, Agency eligible investor, Purchased Credit Deteriorated, Seasoned performing and Purchased Non-performing loan collateral. The securitization transactions lengthened the term of funding for these assets, generated additional liquidity and generally replaces floating rate financing with fixed rate financing. In addition, securitized debt financing is non-recourse and does not include mark-to-market collateral provisions. Going forward, in connection with our current and any future investment in residential whole loans, we expect that our financing strategy will continue to include loan securitization and other forms of structured financing, subject to market conditions.

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

EMPLOYEES/HUMAN CAPITAL MANAGEMENT

At December 31, 2022, we had approximately 349 full-time employees, including 284 employees working in our Lima One subsidiary.

We believe that investing in and fostering a diverse and inclusive workforce is a key pillar in operating our business. By supporting, recognizing, and investing in the employees, we believe that we are able to attract and retain the highest quality talent.

REGULATORY MATTERS

The U.S. Congress, the U.S. Federal Reserve (or Federal Reserve), U.S. Treasury, Federal Deposit Insurance Corporation (or FDIC), the Securities and Exchange Commission (or SEC) and other governmental and regulatory bodies have taken actions in response to the 2007-2008 financial crisis.  In particular, the Dodd-Frank Wall Street Reform and Consumer Protection Act (or the Dodd-Frank Act) created a new regulator, an independent bureau housed within the Federal Reserve System known as the Consumer Financial Protection Bureau (or the CFPB). The CFPB has broad authority over a wide range of consumer financial products and services, including mortgage lending and servicing.  One portion of the Dodd-Frank Act, the Mortgage Reform and Anti-Predatory Lending Act (or Mortgage Reform Act), contains underwriting and servicing standards for the mortgage industry, restrictions on compensation for mortgage loan originators, and various other requirements related to mortgage origination and servicing.  In addition, the Dodd-Frank Act grants enforcement authority and broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to residential mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers.  The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating rating agencies.

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

On October 19, 2022, a three-judge panel of the Fifth Circuit Court of Appeals issued an opinion in Community Financial Services Association of America, Ltd., et al. v. Consumer Financial Protection Bureau, et al., concluding that the CFPB’s funding structure violates the Appropriations Clause of the U.S. Constitution. As a result, the Court vacated the payday lending rule that was the subject of challenge. The CFPB may seek a rehearing en banc and/or appeal to the U.S. Supreme Court. Although the Fifth Circuit’s decision applies only to the disputed regulation in that case, it may call into question the CFPB’s authority and other rules promulgated during CFPB’s self-funding structure. It is unclear yet what impact the Fifth Circuit’s ruling may have on the mortgage lending markets but it may give rise to uncertainty, particularly in those markets in the Fifth Circuit. Any such uncertainty could adversely impact the cash flow on mortgage loans.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (or CARES Act) was signed into law. Among the provisions in this wide-ranging law are protections for homeowners experiencing financial difficulties due to COVID-19, including forbearance provisions and procedures. Borrowers with federally backed mortgage loans, regardless of delinquency status, may request loan forbearance for a six-month period, with the option to extend forbearance for another six-month period if necessary. Although the initial deadline to request forbearance on federally backed loans was set to expire under the CARES Act on December 31, 2020, the FHFA and CFPB have announced extensions for several measures to align COVID-19 mortgage relief policies across the federal government, including additional three-month extensions of COVID-19 forbearance or payment deferral options for certain borrowers. Federally backed mortgage loans are loans secured by first- or subordinate-liens on 1-4 family residential real property, including individual units of condominiums and cooperatives, which are insured or guaranteed pursuant to certain government housing programs, such as by the Federal Housing Administration (or FHA), or U.S. Department of Agriculture, or are purchased or securitized by Fannie Mae or Freddie Mac. The CARES Act also included a temporary 60-day foreclosure moratorium that applies to federally backed mortgage loans, which lasted until July 24, 2020. However, the foreclosure moratorium was extended several times to July 31, 2021 and the forbearance enrollment window was extended through September 30, 2021 by Department of Housing and Urban Development, Department of Veterans Affairs, the Department of Agriculture and FHFA, which includes mortgages backed by Fannie Mae and Freddie Mac. Although the federal foreclosure moratorium expired on July 31, 2021, various states and local jurisdictions also imposed foreclosure moratoriums, some of which continued to be in effect after the federal moratorium expired. In February 2022, FHA issued a mortgagee letter clarifying the extension of deadlines for the first legal action and reasonable diligence time frame for FHA-insured single family mortgages and home equity conversion mortgages (or HECM) as the later of (i) 180 days from expiration of the foreclosure moratorium for FHA-insured Single Family Mortgages and (ii) the expiration of the borrower’s COVID-19 forbearance of the HECM COVID-19 extension period. Some of those extended deadlines may adversely affect cash flow on mortgage loans.

In December 2020, the Consolidated Appropriations Act, 2021 was signed into law, which is an omnibus spending bill that included a second COVID-19 stimulus bill (or Second Stimulus). In addition to providing stimulus checks for individuals and families, the Second Stimulus provides for, among other things, (i) an extension of federal unemployment insurance benefits, (ii) funding to help individuals connect remotely during the pandemic, (iii) tax credits for companies offering paid sick leave and (iv) funding for vaccine distribution and development. As further described below, the Second Stimulus provided an additional $25 billion in tax-free rental assistance and an executive order by President Biden extended the temporary eviction moratorium promulgated by the Centers for Disease Control and Prevention (or CDC) (described below) through March 31, 2021.

On September 1, 2020, the CDC issued an order effective September 4, 2020 through December 31, 2020 temporarily halting residential evictions to prevent the further spread of COVID-19. The Second Stimulus extended the order to January 31, 2021 and on January 20, 2021, Present Joseph Biden signed an executive order that, among other things, further extended the temporary eviction moratorium promulgated by the CDC through March 31, 2021. The CDC order was further extended through July 31, 2021, and on August 3, 2021, it was further extended through October 3, 2021, to those U.S. counties experiencing substantial and high spread of the COVID-19 as of such date (which includes a significant majority of the counties in the United States). However, on August 26, 2021, the U.S. Supreme Court declared the order unconstitutional, and so it is no longer in effect. The Court’s ruling does not affect or preclude state and local jurisdictions from issuing orders stopping or limiting evictions and foreclosures in an effort to lessen the financial burden created by COVID-19 in their jurisdictions. Any such limitations could adversely impact the cash flow on mortgage loans.

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

Summary Risk Factors

Risks Related to Our Business and Industry
•Economic developments and other factors that are out of our control may adversely affect our business operations.

Credit and Other Risks Related to Our Investments
•We may change our investment strategy, operating policies and/or asset allocations without stockholder consent.
•Our investments in residential mortgage and other assets involve credit risk.
•Our investments are subject to changes in credit spreads and other risks.
•A significant portion of our residential whole loans and residential mortgage securities are secured by properties in a small number of geographic areas and may be disproportionately affected by adverse climate changes or other adverse events specific to those markets.
•We are subject to counterparty risk and may be unable to seek indemnity or require counterparties to repurchase residential whole loans if they breach representations and warranties.
•The due diligence we undertake on potential investments may be limited and/or not reveal all of the risks associated with such investments and may not reveal other weaknesses in such assets.

•We have experienced and may experience in the future increased volatility in our U.S. generally accepted accounting principles (or GAAP) results of operations.
•We have experienced, and may in the future experience, declines in the market value of certain of our investments securities resulting in our recording impairments and other losses.
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
•We may be adversely affected by risks affecting borrowers or the asset or property types in which our investments may be concentrated, as well as from unfavorable changes in the related geographic regions.
•Our investments in residential whole loans subject us to servicing-related risks, including foreclosure and liquidation.
•The expanding body of federal, state and local regulations and investigations of originators and servicers may increase costs of compliance and the risks of noncompliance.
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

Risks Related to Our Use of Leverage
•Our business strategy involves the use of leverage, and we may not achieve what we believe to be optimal levels of leverage or we may become overleveraged.
•An increase in our borrowing costs relative to the interest we receive on our investments may materially adversely affect our profitability.
•The impact of inflation may adversely affect our financial performance.
•Our current and future lenders may require that we enter into restrictive covenants relating to our operations.
•Reliance on certain types of financing structures expose us to risks.

Cybersecurity Risks
•Maintaining cybersecurity and data security is important to our business and a breach of our cybersecurity or data security could result in serious harm to our reputation.
•We are dependent on information systems and their failure could significantly disrupt our business.

Risks Associated with Adverse Developments in the Mortgage Finance and Credit Markets and Financial Markets Generally
•Market conditions for mortgages and mortgage-related assets as well as the broader financial markets may materially adversely affect the value of the assets in which we invest.
•A lack of liquidity in our investments may materially adversely affect our business.
•Actions by the U.S. Government designed to stabilize or reform the financial markets may not achieve their intended effect or otherwise benefit our business.

Regulatory Risks and Risks Related to the Investment Company Act of 1940
•Our business is subject to extensive regulation.
•Certain jurisdictions require licenses to purchase, hold, enforce or sell residential mortgage loans.
•Maintaining our exemption from registration under the Investment Company Act significantly limits our operations.

Risks Related to Our Use of Hedging Strategies
•Our use of hedging strategies to mitigate our interest rate exposure may not be effective.
•We may enter into hedging instruments that could expose us to contingent liabilities in the future.
•The characteristics of hedging instruments present various concerns, including illiquidity, enforceability, and counterparty risks.

Risks Related to Our Taxation as a REIT and the Taxation of Our Assets
•If we fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability.

•If our foreign TRS is subject to U.S. federal income tax at the entity level, it would greatly reduce the amounts those entities would have available to pay its creditors and distribute to us.
•Our use of TRSs may cause us to fail to qualify as a REIT.
•We have not established a minimum dividend payment level.
•Our reported GAAP net income may differ from the amount of REIT taxable income and dividend distribution requirements.
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
•Future offerings of debt securities and equity securities may adversely affect the market price of our common stock.

Other Business Risks
•The COVID-19 pandemic has adversely affected our business, financial condition, liquidity and results of operations.
•We are dependent on our executive officers and other key personnel for our success.
•We operate in a highly competitive market for investment opportunities.

Risks Related to Our Business and Industry

General economic developments and trends and the performance of the housing, real estate, mortgage finance, broader financial markets and other factors that are out of our control may adversely affect our business operations.

The results of our business operations are affected by many factors, a number of which are beyond our control, and primarily depend on, among other things, the level of our net interest income, the market value of our assets and collateral, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, our ability to source new investments at appropriate yields, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions, especially in the real estate and mortgage sector, our competition, and the credit performance of our credit sensitive residential mortgage assets. Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), market credit spreads, borrowing costs (i.e., our interest expense), delinquencies, defaults and prepayment speeds on our investments, the behavior of which involves various risks and uncertainties. Interest rates and conditional prepayment rates (or CPRs) (which are a measure the amount of unscheduled principal prepayment on a loan or security) vary according to the type of investment, conditions in the financial markets, fiscal and monetary policies and domestic and international economic and political conditions, competition and other factors, none of which can be predicted with any certainty or is within our control. Therefore, a period of rising interest rates and flattening or inverted yield curves, such as the conditions experienced during 2022, which have continued in 2023, presents particular challenges on our net interest income and our operations more generally. Our operating results also depend on our ability to effectively manage the risks associated with our business operations, including interest rate, prepayment, financing, liquidity and credit risks, while maintaining our qualification as a REIT.

Credit and Other Risks Related to Our Investments

We may change our investment strategy, operating policies and/or asset allocations without stockholder consent, which could materially adversely affect our results of operations.

We may change our investment strategy, operating policies and/or asset allocation with respect to investments, acquisitions, leverage, growth, operations, indebtedness, capitalization and distributions at any time without the consent of our stockholders, which could result in an investment portfolio with a different risk profile (including an investment portfolio that may be more concentrated in a particular class of asset). For example, related to the impact of the unprecedented conditions created by the COVID-19 pandemic, during early 2020 we sold substantially all of our MBS and substantially reduced our investments in MSR-related assets and CRT securities, resulting in our residential whole loans becoming by far our largest asset. A change in our investment strategy may increase our exposure to various risks, including but not limited to: interest rate risk, credit risk, default risk, liquidity risk, financing risk, legal or regulatory risk, and/or real estate market fluctuations. Furthermore, a change in our asset allocation could result in our making investments in asset categories different from those in which we have historically invested. These changes could materially adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or make distributions.

Our investments in residential whole loans, residential mortgage securities and MSR-related assets involve credit risk, which could materially adversely affect our results of operations.

Investors in residential mortgage assets assume the risk that the underlying borrowers may default on their obligations to make full and timely payments of principal and interest. Under our investment policy, we may invest in residential whole loans, residential mortgage securities, MSR-related assets and other investment assets that may be considered to be lower credit quality. In general, these investments are more exposed to credit risk than Agency MBS because the former are not guaranteed as to principal or interest by the U.S. Government, any federal agency or any federally chartered corporation. Higher-than-expected rates of default and/or higher-than-expected loss severities on the mortgages underlying these investments could adversely affect the value of these assets. Accordingly, defaults in the payment of principal and/or interest on our residential whole loans, residential mortgage securities, MSR-related assets and other investment assets of less-than-high credit quality could result in our incurring losses of income from, and/or losses in market value relating to, these assets, which could materially adversely affect our results of operations. This risk may be more pronounced during times of market volatility and negative economic conditions, such as those that were experienced in connection with the onset of the COVID-19 pandemic in early 2020.

Our portfolio of residential whole loans is by far our largest asset class and represented approximately 83% of our total assets as of December 31, 2022. We expect that our investment portfolio in residential whole loans will continue to increase during 2023. As an investor in residential whole loans, we are subject to the risk that the underlying borrowers may default or have defaulted on their obligations to make full and timely payments of principal and interest. A number of factors impact a borrower’s ability to repay including, among other things, changes in employment status, changes in interest rates or the availability of credit, and changes in real estate values. In addition to the credit risk associated with these assets, residential whole loans are less liquid than certain of our other credit sensitive assets, which may make them more difficult to dispose of if the need or desire arises. For example, upon the onset of the volatility triggered in early 2020 by the COVID-19 pandemic, we were unable to efficiently and expeditiously liquidate residential whole loans to meet our liquidity needs. In addition, if actual results are different from our assumptions in determining the prices paid to acquire such loans, particularly if the market value of the underlying properties decreases significantly subsequent to purchase, we may incur significant losses, which could materially adversely affect our results of operations.

Our investments are subject to changes in credit spreads and other risks.

Credit spreads, which at times can be highly volatile and react to various macroeconomic events or conditions, measure the additional yield demanded on securities by the market based on their perceived credit risk/credit quality relative to a specific benchmark. Fixed rate securities are valued based on a market credit spread above the rate payable on fixed rate U.S. Treasuries of like maturity. Floating rate securities are generally valued based on a market credit spread over LIBOR (which is being phased out and will cease on June 30, 2023, as discussed below under the Risk Factor captioned “Risks Related to Our Use of Leverage - The discontinuation of LIBOR may affect our financial results.”) or another benchmark lending rate such as the Secured Overnight Funding Rate (or SOFR). Excessive supply of these securities combined with reduced demand for them from investors will generally cause the market to require a higher yield on these securities, resulting in the use of a higher, or “wider,” spread over the benchmark rate to value such securities. Under such conditions, the value of our MBS portfolio would tend to decline. Conversely, if the spread used to value such securities were to decrease, or “tighten,” the value of MBS would tend to increase. In addition, MBS valuations are subject to other financial risks, including mortgage basis spread risk. In periods of market volatility, changes in credit spreads and mortgage basis may result in changes in the value of MBS not being equally offset by changes in the value of derivative contracts used to manage portfolio valuation risks arising due to changes in interest rates. Such changes in the market value of our investments may affect our net equity, net income or cash flow directly through their impact on portfolio unrealized gains or losses, and therefore our ability to realize gains on such investments, or indirectly through their impact on our ability to borrow and access capital. This risk may be more pronounced during times of market volatility and negative economic conditions, such as those that were experienced in connection with the onset of the COVID-19 pandemic in early 2020 or in an economic recession.

We may be adversely affected by risks affecting borrowers or the asset or property types in which certain of our investments may be concentrated at any given time, as well as from unfavorable changes in the related geographic regions.

We are not required to limit our assets in terms of geographic location, diversification or concentration, except that we concentrate in residential mortgage-related investments. Accordingly, our investment portfolio may be concentrated by geography (see below), asset type (as is the case currently, as residential whole loans are by far our most concentrated asset type), property type and/or borrower, increasing the risk of loss to us if the particular concentration in our portfolio is subject to greater risks or is undergoing adverse developments. In addition, adverse conditions in the areas where the properties securing or otherwise underlying our investments are located (including business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) may have an adverse effect on the value of our investments. A material decline in the demand for real estate in these areas may materially and adversely affect us. Lack of diversification can increase the correlation of non-performance and foreclosure risks to these investments.

A significant portion of our residential whole loans and residential mortgage securities are secured by properties in a small number of geographic areas and may be disproportionately affected by economic or housing downturns, our competition, natural disasters, terrorist events, pandemics, regulatory changes, adverse climate changes or other adverse events specific to those markets.

A significant number of the mortgages underlying our residential whole loans and residential mortgage securities are concentrated in certain geographic areas. For example, we have significant exposure in California, Florida, Texas, New York and Georgia. (For a discussion of the percentage of these assets in these states, see “Credit Risk” included under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.) Certain markets within these states (particularly in California and Florida) have experienced significant decreases in residential home values in the past and may do so from time to time in the future. Any event that adversely affects the economy or real estate market in any of these states could have a disproportionately adverse effect on our residential whole loan and residential mortgage securities. In general, any material decline in the economy or significant problems in a particular real estate market (including from a rise in unemployment) would likely cause a decline in the value of residential properties securing the mortgages in that market, thereby increasing the risk of delinquency, default and foreclosure of residential whole loans and the loans underlying our residential mortgage securities and the risk of loss upon liquidation of these assets. This could, in turn, have a material adverse effect on our credit loss experience on residential mortgage investments in the affected market if higher-than-expected rates of default and/or higher-than-expected loss severities on our investments in residential whole loans and residential mortgage securities were to occur.

In addition, the occurrence of a natural disaster (such as an earthquake, tornado, hurricane, flood, mudslide or wildfires), pandemic, terrorist attack or a significant adverse climate change, including potential rises in sea-levels, may cause a sudden decrease in the value of real estate in the area or areas affected and would likely reduce the value of the properties securing the mortgages collateralizing our residential whole loans or residential mortgage securities. Because certain natural disasters are not typically covered by the standard hazard insurance policies maintained by borrowers (such as hurricanes, earthquakes or certain flooding), or the proceeds payable for losses covered by any such policy are not sufficient to make the related repairs, the affected borrowers may be required to pay for any repairs themselves. Under these circumstances, borrowers may decide not to repair the damaged property or may stop paying the mortgage, either of which could cause defaults and credit loss severities to increase.

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

In connection with our residential whole loan investments, we typically enter into a loan purchase agreement with a seller. When we invest in certain mortgage loans, sellers may make representations and warranties about such loans that are very limited both in scope and duration. Residential mortgage loan purchase agreements may entitle the purchaser of the loans to seek indemnity or demand repurchase or substitution of the loans in the event the seller of the loans breaches a representation or warranty given to the purchaser. However, there can be no assurance that a mortgage loan purchase agreement will contain appropriate representations and warranties, that we or the trustee that takes title to the mortgage loans would be able to enforce a contractual right to repurchase or substitution, or that the seller of the loans will remain solvent or otherwise be able to honor its obligations under its mortgage loan purchase agreements. The inability to obtain or enforce an indemnity or require repurchase of a significant number of loans could require us to absorb the associated losses, and adversely affect our results of operations, financial condition and business.

The due diligence we undertake on potential investments may be limited and/or not reveal all of the risks associated with such investments and may not reveal other weaknesses in such assets, which could lead to losses.

Before making an investment, we typically conduct (either directly or using third-parties) certain due diligence. There can be no assurance that we will conduct any specific level of due diligence, or that, among other things, our due diligence processes will uncover all relevant facts, which could result in losses on these assets to the extent we ultimately invest in them, which, in turn, could adversely affect our results of operations, financial condition and business.

We have experienced and may experience in the future increased volatility in our GAAP results of operations due in part to the increasing contribution to financial results of assets and liabilities accounted for under the fair value option.

We have elected the fair value option accounting model for certain of our investments and financing agreements. Changes in the fair value of assets, and a portion of the changes in the fair value of liabilities, accounted for using the fair value option are recorded in our consolidated statements of operations each period, which may result in volatility in our financial results. There can be no assurance that such volatility in periodic financial results will not occur in future periods.

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

While the determination of the fair value of our investment assets generally takes into consideration valuations provided by third-party dealers and pricing services, the final determination of exit price fair values for our investment assets is based on our judgment, and such valuations may differ from those provided by third-party dealers and pricing services. Valuations of certain assets may be difficult to obtain or may not be reliable (particularly as related to residential whole loans, as discussed below). In general, dealers and pricing services heavily disclaim their valuations as such valuations are not intended to be binding bid prices. Additionally, dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability arising out of any inaccuracy or incompleteness in valuations. Depending on the complexity and illiquidity of an asset, valuations of the same asset can vary substantially from one dealer or pricing service to another. Wide disparity in asset valuations may be more pronounced during periods when market participants are engaged in distressed sales.

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

The difficulty in valuation is particularly significant with respect to our less liquid investments such as our re-performing loans (or RPLs) and non-performing loans (or NPLs). RPLs are loans on which a borrower was previously delinquent but has resumed repaying. Our ability to sell RPLs for a profit depends on the borrower continuing to make payments. An RPL could become a NPL, which could reduce our earnings. Our investments in residential whole loans may require us to work with our designated third-party mortgage loan servicers to the extent that they engage in workout negotiations or a restructuring with a borrower and/or the possibility of foreclosure. These processes may be lengthy and expensive. If loans become REO, we, through a designated servicer that we retain, will have to manage these properties and may not be able to sell them. See the Risk Factor captioned “Credit and Other Risks Related to Our Investments - Our ability to sell REO on terms acceptable to us or at all may be limited.”

We may work with our third-party servicers and seek to help a borrower to refinance an NPL or RPL to realize greater value from such loan. However, there may be impediments to executing a refinancing strategy for NPLs and RPLs. For example, during 2020, many mortgage lenders adjusted their loan programs and underwriting standards, which reduced the availability of mortgage credit to certain borrowers. This resulted in reduced availability of financing alternatives for borrowers seeking to refinance their mortgage loans. To the extent prevailing mortgage interest rates rise from their current low levels, these risks would be exacerbated. The effect of the above would likely serve to make the refinancing of NPLs and RPLs potentially more difficult and less profitable for us.

Mortgage loan modification and refinancing programs and future legislative action may materially adversely affect the value of, and the returns on, our MBS and residential whole loan investments.

The U.S. Government, through the Federal Reserve, the U.S. Treasury Department, the Federal Housing Administration (FHA), the CFPB, and other agencies have in the past implemented, and may in the future implement, a number of federal programs designed to help homeowners avoid residential mortgage loan foreclosures, reduce or forgive certain mortgage payments, or otherwise mitigate losses for homeowners. In addition, Fannie Mae and Freddie Mac implemented their Flex Modification foreclosure prevention program, developed at the direction of the FHFA. Federal loss mitigation programs, as well as private loss mitigation programs offered by investors and servicers, may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or to extend the payment terms of the loans. Especially with respect to residential whole loan investments, loan modifications with respect to a given underlying loan, including, but not limited to, those related to principal payment deferrals, forbearance agreements, forgiveness and coupon reduction, could negatively impact the realized yields and cash flows on such investments. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, that result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may materially adversely affect the value of, and the returns on, these assets. See the Risk Factor captioned “Risks Associated with Adverse Developments in the Mortgage Finance and Credit Markets and Financial Markets Generally - Actions by the U.S. Government designed to stabilize or reform the financial markets may not achieve their intended effect or otherwise benefit our business, and could materially adversely affect our business.”

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

We rely on third-party servicers to service and manage the mortgages underlying our residential whole loans. We do not interface with borrowers under the mortgage loans in which we invest or otherwise service the mortgage loans in which we invest. The ultimate returns generated by these investments may depend on the quality of the servicer. If a third-party servicer is not vigilant in seeing that borrowers make their required monthly payments, borrowers may be less likely to make these payments, resulting in a higher frequency of default. If a servicer takes longer to liquidate non-performing mortgages, our losses related to those loans may be higher than originally anticipated. Any failure by servicers to service these mortgages and/or to competently manage and dispose of REO properties could negatively impact the value of these investments and our financial performance. In addition, while we have contracted with third-party servicers to carry out the actual servicing of the loans (including all direct interface with the borrowers), for loans that we acquire together with the related servicing rights, we are nevertheless ultimately responsible, vis-à-vis the borrowers and state and federal regulators, for ensuring that the loans are serviced in accordance with the terms of the related notes and mortgages and applicable law and regulation. (See the Risk Factor captioned “Regulatory Risk and Risks Related to the Investment Company Act of 1940 - Our business is subject to extensive regulation”.) In light of the current regulatory environment, such exposure could be significant even though we might have contractual claims against our servicers for any failure to service the loans to the required standard.

Weak or deteriorating economic conditions may result in liquidity pressures on servicers and other third-party vendors that we rely upon. For instance, as a result of an increase in mortgagors requesting relief in the form of forbearance plans and/or other loss mitigation, servicers and other parties responsible in capital markets securitization transactions for funding advances with respect to delinquent mortgagor payments of principal and interest may begin to experience financial difficulties if mortgagors do not make monthly payments. The negative impact on the business and operations of such servicers or other parties responsible for funding such advances could be significant. Sources of liquidity typically available to servicers and other relevant parties for the purpose of funding advances of monthly mortgage payments, especially entities that are not depository institutions, may not be sufficient to meet the increased need that could result from significantly higher delinquency and/or forbearance rates. The extent of such liquidity pressures in the future is not known at this time and is subject to continual change.

The foreclosure process, especially in judicial foreclosure states such as New York, Florida and New Jersey (in which states we have significant exposure), can be lengthy and expensive, and the delays and costs involved in completing a foreclosure, and then subsequently liquidating the REO property through sale, may materially increase any related loss. In addition, at such time as title is taken to a foreclosed property, it may require more extensive rehabilitation than we estimated at acquisition. Thus, a material amount of foreclosed residential mortgage loans, particularly in the states mentioned above, could result in significant losses in our residential whole loan portfolio and could materially adversely affect our results of operations. Due to the COVID-19 pandemic, there were various federal, state, and local laws, regulations, orders, and ordinances limiting foreclosure and eviction remedies. On August 26, 2021, the United States Supreme Court declared unconstitutional an executive order issued by the CDC, which created a moratorium on foreclosure proceedings. As a result of the Supreme Court’s ruling, the federal foreclosure moratorium is no longer in effect. The Supreme Court’s ruling does not affect or preclude state and local jurisdictions from issuing orders stopping or limiting evictions and foreclosures in an effort to lessen the financial burden created by COVID-19 in their jurisdictions, and moratoriums were imposed in certain jurisdictions. Any such limitations could adversely impact the cash flow on those investments.

The expanding body of federal, state and local regulations and investigations of mortgage loan originators and servicers may increase costs of compliance and the risks of noncompliance, and may adversely affect servicers’ ability to perform their servicing obligations.

We work with and rely on third-party servicers to service the residential mortgage loans that we invest in through consolidated trusts. The mortgages underlying the MBS that we acquire are also serviced by third-party servicers that have been hired by the bond issuers. The mortgage servicing business is subject to extensive regulation by federal, state and local governmental authorities and is subject to various laws and judicial and administrative decisions imposing requirements and restrictions and increased compliance costs on a substantial portion of their operations. The volume of new or modified laws and regulations has increased in recent years and the regulators have identified mortgage loan servicing as an enforcement priority. Some jurisdictions and municipalities have enacted laws that restrict loan servicing activities, including delaying or preventing foreclosures or forcing the modification of certain mortgages.

Federal laws and regulations have also been proposed or adopted which, among other things, could hinder the ability of a servicer to foreclose promptly on defaulted residential loans, and which could result in assignees being held responsible for violations in the residential loan origination process. For example, due to regulations arising from the COVID-19 pandemic, the CDC issued a federal moratorium against evictions in September 2020, which limited foreclosure and eviction remedies until it was struck down by the Supreme Court in August 2021. In addition, mortgage lenders and third-party servicers have voluntarily, pursuant to federal, state or local regulation, or as part of settlements with law enforcement authorities, established loan modification programs relating to loans they hold or service. These federal, state and local legislative or regulatory actions that result in modifications of our outstanding mortgages, or interests in mortgages acquired by us either directly through consolidated trusts or through our investments in residential MBS, may adversely affect the value of, and returns on, such investments. Mortgage servicers may be incented by the federal government to pursue such loan modifications, as well as forbearance plans and other actions intended to prevent foreclosure, even if such loan modifications and other actions are not in the best interests of the beneficial owners of the mortgages. As a consequence of the foregoing matters, our business, financial condition, results of operations and ability to pay dividends, if any, to our stockholders may be adversely affected.

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

As of December 31, 2022, we had approximately $97.9 million of investments in financial instruments whose cash flows are considered to be largely dependent on underlying MSRs that either directly or indirectly act as collateral for the investment. Generally, we have the right to receive certain cash flows from the owner of the MSRs that are generated from the servicing fees and/or excess servicing spread associated with the MSRs. While we do not own MSRs, our investments in MSR-related assets indirectly expose us to risks associated with MSRs, such as the illiquidity of MSRs, the risks associated with servicing MSRs (that include, for example, significant regulatory risks and costs) and the ability of the owner to successfully manage its MSR portfolio. Furthermore, the value of MSRs is highly sensitive to changes in prepayment rates. Decreasing market interest rates are generally associated with increases in prepayment rates as borrowers are able to refinance their loans at lower costs. Prepayments result in the partial or complete loss of the cash flows from the related MSR. If these or other MSR-related risks come to fruition, the value of our MSR-related assets could decline significantly.

Our investments in mortgage loan originators expose us to additional risks.

As of December 31, 2022, we had approximately $28.3 million of non-controlling investments in certain loan originators from whom we acquire mortgage loans for investment on a periodic basis. These investments have taken the form of common equity and preferred equity. Unlike our investments in residential mortgage loans and mortgage-backed securities, our investments in loan originators are unsecured and not collateralized by any property of the originators. In addition, we do not manage any of the loan originators in which we have made investments, and because none of our investments give us a controlling stake in any of the loan originators, our ability to influence the business and operations of the originators is limited, in some instances significantly so. Also, because these loan originators are private closely-held enterprises, there are significant restrictions on our ability to sell or otherwise transfer our investments (which are generally illiquid). In the event one or more of the loan originators in which we have made investments should experience a significant decline in its business and operations or otherwise not be able to respond adequately to managerial, compliance or operational challenges that it may encounter, we may be required to write-down all or a portion of the applicable investment, which could have a material adverse impact on our results of operations.

Business purpose loans involve a high degree of business and financial risk.

Our operations and activities include business purpose loans originated and serviced by Lima One. These business purpose loans include short-term loans that are collateralized by residential and multi-family properties made to non-occupant borrowers that intend to rehabilitate and sell the property for a profit (Transitional loans), as well as long-term mortgage loans made to investors who intend to rent such properties to generate income. Such a borrower’s ability to repay its loan may be adversely impacted by numerous factors, including negative local or more general economic conditions and, in the case of Transitional loans, the borrower’s ability to complete the rehabilitation successfully, on budget and on time.

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

Additionally, as Transitional loans involve properties in transition, they may involve a greater risk of loss than traditional mortgage loans. This type of loan is typically used for acquiring and rehabilitating or improving the quality of single-family residential investment properties and generally serves as an interim financing solution for borrowers and/or properties prior to the borrower selling the property or stabilizing the property and obtaining long-term permanent financing. The typical borrower of these mortgage loans has often identified an undervalued asset that has been under-managed or is located in a recovering market. If the market in which the asset is located fails to improve according to the borrower’s projections, or if the borrower fails to improve the quality of the asset’s management or the value of the asset, the borrower may not receive a sufficient return on the asset to satisfy the transitional loan, and we bear the risk that we may not recover some or all of our investment. In addition, borrowers may use the proceeds of a conventional mortgage to repay a mortgage loan of this type. These loans therefore are subject to risks of a borrower’s inability to obtain permanent financing to repay the Transitional loan.

Similar to other mortgage loans in which we invest, business purpose loans are also subject to risks of borrower defaults, bankruptcies, fraud and other losses. Accordingly, we bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount and unpaid interest of the loan. To the extent we suffer such losses with respect to these loans, our business, results of operations and financial condition may be materially adversely affected.

Moreover, although the loans originated by Lima One are business purpose loans, they are still subject to substantial state and federal regulation including around origination, underwriting, licensure and servicing. Should Lima One experience a significant decline in its business and operations or otherwise not be able to respond adequately to managerial, compliance or operational challenges that could have a material adverse impact on our results of operations.

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

Our business strategy involves the use of borrowing or “leverage.” We use the borrowed funds to finance our investment portfolio and the acquisition of additional investment assets. Although we are not required to maintain any particular debt-to-equity ratio, certain of our borrowing agreements contain provisions requiring us not to have a debt-to-equity ratio exceeding specified levels. Future increases in the amount by which the collateral value is required to contractually exceed the repurchase transaction loan amount, decreases in the market value of our residential mortgage investments, increases in interest rate volatility and changes in the availability of acceptable financing could cause us to be unable to achieve the amount of leverage we believe to be optimal. The return on our assets and cash available for distribution to our stockholders may be reduced to the extent that changes in market conditions prevent us from achieving the desired amount of leverage on our investments or cause the cost of our financing to increase relative to the income earned on our leveraged assets. If the interest income on the residential mortgage investments that we have purchased with borrowed funds fails to cover the interest expense of the related borrowings, we will experience net interest losses and may experience net losses from operations. Such losses could be significant as a result of our leveraged structure. The risks associated with leverage are more acute during periods of economic slowdown or recession. The use of leverage to finance our residential mortgage investments involves a number of other risks, including, among other things, the following:

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

•A decline in the market value of our assets may result in margin calls that may force us to sell assets under adverse market conditions, which may materially adversely affect our liquidity and profitability. In general, the market value of our residential mortgage investments is impacted by changes in interest rates, prevailing market yields and other market conditions, including general economic conditions, home prices and the real estate market generally. A decline in the market value of our residential mortgage investments may limit our ability to borrow against such assets or result in lenders initiating margin calls, which require a pledge of additional collateral or cash to re-establish the required ratio of borrowing to collateral value, under our repurchase agreements. For example, during the initial stages of the COVID-19 pandemic and related market dislocations, we experienced significantly higher margin calls and lender demanded higher “haircuts” (i.e., the difference between the value of the collateral and the amount lent to the borrower) with respect to our repurchase agreements. Posting additional collateral or cash to support our credit will reduce our liquidity and limit our ability to leverage our assets, which could materially adversely affect our business. As a result, we could be forced to sell a portion of our assets, including MBS in an unrealized loss position, in order to maintain liquidity.

•Adverse developments involving major financial institutions or involving one of our lenders could result in a rapid reduction in our ability to borrow and materially adversely affect our liquidity and profitability. A material adverse development involving one or more major financial institutions or the financial markets in general could result in our lenders reducing our access to funds available under our repurchase agreements or terminating such repurchase agreements altogether. Because all of our repurchase agreements are uncommitted and renewable at the discretion of our lenders, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time, which could materially adversely affect our business and profitability. Furthermore, if a number of our lenders became unwilling or unable to continue to provide us with financing, we could be forced to sell assets, including MBS in an unrealized loss position, in order to maintain liquidity. Forced sales, particularly under adverse market conditions, may result in lower sales prices than ordinary market sales made in the normal course of business. If our residential mortgage investments were liquidated at prices below our amortized cost (i.e., the cost basis) of such assets, we would incur losses, which could adversely affect our earnings. We and many other mortgage REITs experienced these conditions in 2020 in connection with the conditions created by the COVID-19 pandemic. In addition, any uncertainty in the global finance market or weak economic conditions in Europe could cause the conditions described above to have a more pronounced effect on our European lending counterparties.

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

•If a counterparty to our repurchase transactions defaults on its obligation to resell the underlying security back to us at the end of the transaction term or if we default on our obligations under the repurchase agreement, we could incur losses. When we engage in repurchase transactions, we generally transfer securities to lenders (i.e., repurchase agreement counterparties) and receive cash from such lenders. Because the cash we receive from the lender when we initially transfer the securities to the lender is less than the value of those securities (this difference is referred to as the “haircut”), if the lender defaults on its obligation to transfer the same securities back to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). Our exposure to defaults by counterparties may be more pronounced during periods of significant volatility in the market conditions for mortgages and mortgage-related assets as well as the broader financial markets. At December 31, 2022, we had greater than 5% stockholders’ equity at risk to the following financing agreement counterparties: Barclay’s Bank (approximately 15.6%), Wells Fargo (approximately 11.8%) and Credit Suisse (approximately 9.7%).

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

Our earnings are primarily generated from the difference between the interest income we earn on our investment portfolio, less net amortization of purchase premiums and discounts, and the interest expense we pay on our borrowings. We rely primarily on borrowings under repurchase agreements and other financing arrangements to finance the acquisition of residential mortgage investments. Our financing arrangements typically have shorter-term contractual maturities than the maturities of our mortgage investments. Even though the majority of our investments have interest rates that adjust over time based on changes in corresponding interest rate indexes, the interest we pay on our borrowings may increase at a faster pace than the interest we earn on our investments. In general, if the interest expense on our borrowings increases relative to the interest income we earn on our investments, our profitability may be materially adversely affected, including due to the following reasons:

•Changes in interest rates, cyclical or otherwise, may materially adversely affect our profitability. Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political conditions, as well as other factors beyond our control. In general, we finance the acquisition of our investments through borrowings in the form of repurchase transactions, which exposes us to interest rate risk on the financed assets. The cost of our borrowings is based on prevailing market interest rates. Because the terms of our repurchase transactions typically range from one to six months at inception, the interest rates on our borrowings generally adjust more frequently (as new repurchase transactions are entered into upon the maturity of existing repurchase transactions) than the interest rates on our investments. During a period of rising interest rates, our borrowing costs generally will increase at a faster pace than our interest income on the leveraged portion of our investment portfolio, which could result in a decline in our net interest spread and net interest margin. The severity of any such decline would depend on our asset/liability composition (including the impact of hedging transactions) at the time, as well as the magnitude and period over which interest rates increase. Further, an increase in short-term interest rates could also have a negative impact on the market value of our residential mortgage investments. Interest rates increased significantly in 2022 and may continue increasing in 2023. As such, we could experience a decrease in net income or incur a net loss during these periods, which may negatively impact our distributions to stockholders.

The impact of inflation may adversely affect our financial performance.

Inflation by some measures is at the highest readings since 1982, and inflationary pressures have broadened from goods earlier in the pandemic to include shelter costs and a number of labor-intensive services. The rapid acceleration of inflation led to an abrupt shift in the Federal Reserve’s monetary policy stance as they no longer consider these price pressures to be “transitory”. Coming into 2021, the consensus view, including within the Federal Reserve, was that tapering of its treasuries and agency RMBS bond buying program would not begin until 2022, with rates unlikely to rise until 2024. The Federal Reserve actually began to taper its bond buying program in November and then doubled the pace of cuts in December 2021. In addition, the Federal Reserve raised the federal funds rate seven times in 2022, a significant turnaround in officials’ policy outlook of earlier in the year. The Federal Reserve has also raised the federal funds rate once thus far in 2023, and markets expect more rate hikes during the remainder of the year. As the Federal Reserve lifts its federal funds target rate, the margin between short and long-term rates could further compress. Given our reliance on short-term borrowings to generate interest income and the fact that the yield curve continues to flatten and has even recently inverted, or if the Federal Reserve finds itself continuing to fall behind on inflation and more aggressively tightens its current projections, our results of operations, financial condition and business could be materially adversely impacted. For a detailed discussion of the impact of interest rates, see “Interest Rate Risk” included under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.

The discontinuation of LIBOR may affect our financial results.

The interest rates on our repurchase agreements, as well as adjustable-rate mortgage loans in our securitizations, are generally based on LIBOR. On March 5, 2021, the United Kingdom Financial Conduct Authority (or FCA), which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA’s announcement coincides with the March 5, 2021, announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (or IBA), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. These announcements mean that any of our LIBOR-based borrowings that extend beyond June 30, 2023 will need to be converted to a replacement rate. Moreover, any adjustable-rate mortgage loans based upon LIBOR will need to convert by that time too.

In the United States, the Alternative Reference Rates Committee (or ARRC), a committee of private sector entities with ex-officio official sector members convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (or SOFR) and in some cases, the forward-looking term rate based on SOFR published by CME Group Benchmark Administration Ltd., (or CME Term SOFR) plus, in each case, a recommended spread adjustment as LIBOR’s replacements. The Board of Governors of the Federal Reserve has also named CME Term SOFR as the Board-selected replacement rate for most cash products under the Adjustable Interest Rate (LIBOR) Act of 2021, which governs instruments for which there is no determining person to choose a LIBOR replacement or which have no fallback provisions specifying an alternate replacement rate. There are significant differences between LIBOR and SOFR, such as LIBOR being an unsecured lending rate while SOFR is a secured lending rate, and SOFR is an overnight rate while LIBOR reflects term rates at different maturities. If our LIBOR-based borrowings are converted to SOFR or CME Term SOFR, the differences between LIBOR and SOFR, plus the recommended spread adjustment, could result in interest costs that are higher than if LIBOR remained available, which could have a material adverse effect on our operating results. At December 31, 2022, we had Swaps with an aggregate notional balance of approximately $3.2 billion whose interest rates were based on SOFR. Although SOFR and CME Term SOFR are the AARC’s recommended replacement rates, it is also possible that lenders may instead choose alternative replacement rates that may differ from LIBOR in ways similar to SOFR or in other ways that would result in higher interest costs for us. Furthermore, lenders may select alternative rates sooner than June 30, 2023, either in amendments to existing facilities or as we decide to enter into new facilities. It is possible that not all of our assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition involves operational risks. It is not yet possible to predict the magnitude of LIBOR's end on our borrowing costs and other operations given the remaining uncertainty about which rates will replace LIBOR and the related timing. For further discussion on the impact of LIBOR discontinuation, see “Interest Rate Risk” included under Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.

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

Reliance on certain types of financing structures expose us to risks, which could result in losses to us.

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

Cybersecurity Risks

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

Our business is highly dependent on our information and communications systems, including systems containing or using open source software. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on operating results, the market price of our common stock and other securities and our ability to pay dividends to our stockholders. Our use of open source software poses particular risk, including potential security vulnerabilities, licensing compliance issues and quality issues. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third-parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions as well as the servicers of our loans.

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

Federal consumer protection laws and regulations regulate residential mortgage loan underwriting and originators’ lending processes, standards, and disclosures to borrowers. These laws and regulations include, among others, the CFPB “ability-to-repay” and “qualified mortgage” regulations. In addition, there are various other federal, state, and local laws and regulations that are intended to discourage predatory lending practices by residential mortgage loan originators. For example, the federal Home Ownership and Equity Protection Act of 1994 (or HOEPA), which was expanded under the Dodd Frank Act, prohibits inclusion of certain provisions in residential mortgage loans that have mortgage rates or origination costs in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Business purpose loans secured by 1-4 family residences are also subject to federal and state regulation. The Dodd-Frank Act grants enforcement authority and broad discretionary regulatory authority to the CFPB to prohibit or condition terms, acts or practices relating to mortgage loans that the CFPB finds abusive, unfair, deceptive or predatory, as well as to take other actions that the CFPB finds are necessary or proper to ensure responsible affordable mortgage credit remains available to consumers. The Dodd-Frank Act also affects the securitization of mortgages (and other assets) with requirements for risk retention by securitizers and requirements for regulating rating agencies. Numerous regulations have been issued pursuant to the Dodd-Frank Act, including regulations regarding mortgage loan servicing, underwriting and loan originator compensation and others could be issued in the future. These requirements can and do change as statutes and regulations are enacted, promulgated, amended, and interpreted, and the recent trends among federal and state lawmakers and regulators have been toward stricter laws, regulations, and investigative procedures concerning the mortgage industry generally. As a result, we are unable to fully predict at this time how the Dodd-Frank Act, as well as other laws or regulations that may be adopted in the future, will affect our business, results of operations and financial condition, or the environment for repurchase financing and other forms of borrowing, the investing environment for Agency MBS, Non-Agency MBS and/or residential mortgage loans, origination of business purpose loans secured by 1-4 family residential property, and the securitization industry. We believe that the Dodd-Frank Act and the regulations promulgated thereunder are likely to continue to increase the economic and compliance costs for participants in the mortgage origination and securitization industries, including us.

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

Various regulatory measures enacted in response to the COVID-19 pandemic affect mortgage servicing and could have a material adverse effect on our business and financial results. For example, on March 27, 2020, the CARES Act was signed into law. Among the provisions in this wide-ranging law are protections for homeowners experiencing financial difficulties due to COVID-19, including forbearance provisions and procedures. Borrowers with federally backed mortgage loans, regardless of delinquency status, were permitted to request loan forbearance for a six-month period, with the option to extend forbearance for another six-month period if necessary. The CARES Act also modified the manner in which accounts subject to financial accommodation are reported to consumer reporting agencies. Although the initial deadline to request forbearance on federally backed loans was set to expire under the CARES Act on December 31, 2020, FHFA and CFPB announced extensions of several measures to align COVID-19 mortgage relief policies across the federal government, including additional three-month extensions of COVID-19 forbearance or payment deferral options for certain borrowers. Federally backed mortgage loans are loans secured by first- or subordinate-liens on 1-4 family residential real property, including individual units of condominiums and cooperatives, which are insured or guaranteed pursuant to certain government housing programs, such as by the Federal Housing Administration or U.S. Department of Agriculture, or are purchased or securitized by Fannie Mae or Freddie Mac. The CARES Act also included a temporary 60-day foreclosure moratorium that applied to federally backed mortgage loans, which lasted until July 24, 2020. However, the foreclosure moratorium was extended several times to July 31, 2021 and the forbearance enrollment window was extended through September 30, 2021 by the Department of Housing and Urban Development, Department of Veterans Affairs, the Department of Agriculture and FHFA, which includes mortgages backed by Fannie Mae and Freddie Mac. Although the federal foreclosure moratorium expired, various states and local jurisdictions also imposed foreclosure moratoriums, some of which remained in effect after the federal moratorium expired. On July 30, 2021, FHFA announced that Fannie Mae and Freddie Mac were extending the moratorium on single-family real estate owned (REO) evictions until September 30, 2021. Federal or state authorities may still enact additional foreclosure relief measures or foreclosure and eviction moratoriums that may continue to adversely impact the cash flow on mortgage loans.

The CFPB has announced that it is carefully monitoring conditions in the mortgage market and taking steps to minimize avoidable foreclosures and address any compliance failures, including by conducting prioritized assessments, or targeted supervisory reviews, designed to obtain real-time information from mortgage services due to the elevated risk of consumer harm because of the COVID-19 pandemic. On June 28, 2021, the CFPB finalized amendments to the federal mortgage servicing regulations designed support the housing market’s transition to post-pandemic operation. The rules established temporary special safeguards to help ensure that borrowers have time before foreclosure to explore their options, including loan modifications and selling their homes. The rules cover loans on principal residences, generally exclude small servicers, and took effect on August 31, 2021. On November 10, 2021, the Board of Governors of the Federal Reserve, the CFPB, the FDIC, the National Credit Union Administration, the Office of the Comptroller of the Currency, and the state financial regulators (collectively, agencies) announced that they were discontinuing the more flexible supervisory approach announced in April 2020, concluding that servicers have had sufficient time to adjust their operations by, among other things, taking steps to work with consumers affected by the COVID-19 pandemic and developing more robust business continuity and remote work capabilities. CFPB’s December 2021 Supervisory Highlights show, among other things, that CFPB is prioritizing compliance with Regulation Z and Regulation X, as well as unfair and deceptive acts or practices prohibited by the CFPB. CFPB’s November 2022 Supervisory Highlights shows, among other things, that CFPB’s examinations continue to focus on credit reporting, mortgage servicing fees charged to consumers, and proper handling of COVID-19 protections. This enhanced scrutiny is likely to continue to increase the economic and compliance costs for participants in the mortgage and securitization industries, including us.

Regulatory Risk and Risks Related to the Investment Company Act of 1940

Our business is subject to extensive regulation.

We operate in a highly regulated industry and continually changing U.S. federal, state and local laws and regulation could materially adversely affect our business, financial condition and results of operations and our ability to pay dividends to our stockholders.

Our business is subject to extensive regulation by federal and state governmental authorities, self-regulatory organizations and securities exchanges. We are required to comply with numerous federal and state laws. We are required to comply with numerous federal and state laws. Laws, regulations, rules and judicial and administrative decisions relating to mortgage loans include those pertaining to Real Estate Settlement Procedures Act (or RESPA), equal credit opportunity, fair lending, fair credit reporting, truth in lending, fair debt collection practices, service members protections, compliance with net worth and financial statement delivery requirements, compliance with U.S. federal and state disclosure and licensing requirements, the establishment of maximum interest rates, finance charges and other charges, qualified mortgages, secured transactions, payment processing, escrow, loss mitigation, collection, foreclosure, repossession and claims-handling procedures, and other trade practices and privacy regulations providing for the use and safeguarding of non-public personal financial information of borrowers. Our mortgage loan servicers must also comply with many of these legal requirements.

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

In particular, the Dodd-Frank Act resulted in a comprehensive overhaul of the financial services industry in the United States and includes, among other things (i) the creation of a Financial Stability Oversight Council to identify emerging systemic risks posed by financial firms, activities and practices, and to improve cooperation among U.S. federal agencies, (ii) the creation of the CFPB, authorized to promulgate and enforce consumer protection regulations relating to financial products and services, including mortgage lending and servicing, and to exercise supervisory authority over participants in mortgage lending and mortgage servicing, (iii) the establishment of strengthened capital and prudential standards for banks and bank holding companies, (iv) enhanced regulation of financial markets, including the derivatives and securitization markets, and (v) amendments to the Truth in Lending Act and RESPA, aimed at improving consumer protections with respect to mortgage originations and mortgage servicing, including disclosures, originator compensation, minimum repayment standards, prepayment considerations, appraisals and loss mitigation and other servicing requirements. Unpredictable events, such as the COVID-19 pandemic, may create economic shocks, to which federal, state, and local governments respond with new borrower and tenant rights and protections. Certain federal and state regulators continue to consider proposals to apply regulatory prudential standards to nonbank servicers, which may impact how our service providers, including the Servicer, are regulated. In addition, the current presidential administration may focus supervision and enforcement tools more aggressively on residential mortgage lenders and servicers, which could result in increased regulatory scrutiny and potentially increased penalties assessed for determinations of non-compliance with applicable requirements.

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

In addition, actions taken by or proposed to be taken by, among others, FHFA, the U.S. Treasury, the Federal Reserve Board or other U.S. governmental agencies that are intended to regulate the origination, underwriting guidelines, servicing guidelines, servicing compensation and other aspects of Agency MBS can have indirect and sometimes direct effects on our business and business model, and results of operations and liquidity. For example, loan originators and servicers, investors and other participants in the mortgage securities markets may use regulatory guidelines intended for Agency MBS as guidelines or operating procedures in respect of non-Agency MBS. In addition, changes in underwriting guidelines for Agency MBS generally affect the supply of similar or complementary non-Agency MBS.

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

Certain jurisdictions require licenses to purchase, hold, enforce or sell residential mortgage loans. In the event that any such licensing requirement is applicable and we are not able to obtain such licenses in a timely manner or at all, our ability to implement our business strategy could be adversely affected, which could materially and adversely affect our business.

Certain jurisdictions require a license to purchase, hold, enforce or sell residential mortgage loans. We currently do not hold any such licenses, and there is no assurance that we will be able to obtain them in a timely manner or at all or, if obtained, that we will be able to maintain them. In connection with these licenses we would be required to comply with various information reporting and other regulatory requirements to maintain those licenses, and there is no assurance that we will be able to satisfy those requirements on an ongoing basis. Our failure to obtain or maintain such licenses or our inability to enter into another regulatory-compliant structure, such as establishing a trust with a federally chartered bank as trustee to purchase and hold the residential mortgage loans, could restrict our ability to invest in loans in these jurisdictions if such licensing requirements are applicable. In lieu of obtaining such licenses, we contribute our acquired residential mortgage loans to one or more trusts in which we or our subsidiaries hold beneficial interests; title to these residential mortgage loans is held by one or more federally-charted banks as trustee, which may be exempt from state licensing requirements. There can be no assurance that the use of the trusts will satisfy an exemption from licensing requirements because regulatory agencies may adopt different interpretations of applicable laws. We are aware of one state regulatory agency that has inquired about our use of the trust structure. If required, there can be no assurance that we will be able to obtain the requisite licenses in a timely manner or at all, or other necessary jurisdictions, which could limit our ability to invest in residential mortgage loans. Our failure to obtain and maintain required licenses may expose us to penalties or other claims and may affect our ability to acquire an adequate and desirable supply of mortgage loans to conduct our securitization program and, as a result, could harm our business.

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

We expect that our subsidiaries that invest in residential mortgage loans (whether through a consolidated trust or otherwise) will rely upon the exemption from registration as an investment company under the Investment Company Act pursuant to Section 3(c)(5)(C) of the Investment Company Act, which is available for entities “primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate.” This exemption generally requires that at least 55% of each of these subsidiaries’ assets be comprised of qualifying real estate assets and at least 80% of each of their portfolios be comprised of qualifying real estate assets and real estate-related assets under the Investment Company Act. Mortgage loans that are fully and exclusively secured by real property are generally qualifying real estate assets for purposes of the exemption. All or substantially all of our residential mortgage loans are fully and exclusively secured by real property with a loan-to-value ratio of less than 100%. As a result, we believe our residential mortgage loans that are fully and exclusively secured by real property meet the definition of qualifying real estate assets. To the extent we own any residential mortgage loans with a loan-to-value ratio of greater than 100%, we intend to classify, depending on guidance from the SEC staff, only the portion of the value of such loans that does not exceed the value of the real estate collateral as qualifying real estate assets and the excess as real estate-related assets. If the SEC determines that any of a subsidiary’s securities are not qualifying real estate assets or real estate related assets or otherwise believes such subsidiary does not satisfy the exemption under Section 3(c)(5)(C), we could be required to restructure our activities or sell certain of our assets.

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

The declaration, amount and payment of future cash dividends on shares of our common stock are subject to uncertainty due to disruption in the mortgage, housing or related sectors.

The declaration, amount and payment of any future dividends on shares of our common stock will be at the sole discretion of our Board. From time to time, our Board may adjust our quarterly cash dividend on our shares of our common stock from prior quarters. The payment of dividends may be more uncertain during severe market disruption in the mortgage, housing or related sectors.

Other Business Risks

The COVID-19 pandemic has adversely affected our business, financial condition, liquidity and results of operations, and may continue to do so.

The COVID-19 pandemic has negatively affected our business, and it may continue to do so. The early 2020 outbreak caused significant volatility and disruption in the financial markets both in the United States and globally, and periods of market volatility and disruption have continued to occur at various times since the initial outbreak, in particular when new variants of the virus that causes COVID-19 appear and result in an increase in the number of new cases, hospitalizations or deaths. If COVID-19, or another highly infectious or contagious disease, continues to spread or otherwise remain at high levels, or the response (including vaccines) to contain it is unsuccessful, we could continue to, or once again begin to, experience material adverse effects on our business, financial condition, liquidity, and results of operations. The extent of such effects will depend on future developments which are highly uncertain and cannot be predicted, including the geographic spread of COVID-19, or another highly infectious or contagious disease, the overall severity of the disease, the development and characteristics of variants (including variants not yet identified) of the disease, the duration of the outbreak, the effectiveness and acceptance of vaccines, the measures taken by various governmental authorities in response to the outbreak (such as quarantines and travel restrictions) and the possible impacts on the global economy. The continued spread of COVID-19 and health related concerns could also negatively impact the availability of key personnel who are necessary to conduct our business.

In addition, governments have adopted policies, laws and plans intended to address the COVID-19 pandemic and adverse developments in the credit, financial and mortgage markets. We cannot predict the ultimate effect that any policies, laws and plans adopted in response to the COVID-19 pandemic will have on us.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.         Properties.

Office Leases

Our primary lease commitment relates to our corporate headquarters. For the year ended December 31, 2022, we recorded an expense of approximately $5.0 million in connection with this lease. The original term specified in this lease is approximately 15 years with a termination date of December 2036, and an option to renew for an additional five years.

At December 31, 2022, we expect our future rent expense, exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes, to range between approximately $5.0 million and $6.0 million per year.

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

Holders

As of February 15, 2023, we had 351 registered holders of our common stock.  Such information was obtained through our registrar and transfer agent, based on the results of a broker search.

Dividends

No dividends may be paid on our common stock unless full cumulative dividends have been paid on our preferred stock.  We have paid full cumulative dividends on our preferred stock on a quarterly basis through December 31, 2022.  We have historically declared cash dividends on our common stock on a quarterly basis.  During 2022 and 2021, we declared total cash dividends to holders of our common stock of $171.4 million ($1.670 per share) and $169.3 million ($1.540 per share), respectively.

In general, our common stock dividends have been characterized as ordinary income to our stockholders for income tax purposes.  However, a portion of our common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the year ended December 31, 2022, the portion of our common stock dividends paid during the year deemed to be a return of capital was $1.76 per share of common stock. For the year ended December 31, 2021, the portion of our common stock dividends paid during the year deemed to be a return of capital was $1.0512 per share of common stock. For the year ended December 31, 2020, the portion of our common stock dividends paid during the year deemed to be a return of capital was $0.20 per share of common stock. (For additional dividend information, see Notes 10(a) and 10(b) to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.)

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

The table below provides details of dividends on our common stock declared during the years 2022 and 2021:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2022	December 14, 2022	December 30, 2022	January 31, 2023	$0.350	(1)
	September 13, 2022	September 30, 2022	October 31, 2022	0.440
	June 15, 2022	June 30, 2022	July 29, 2022	0.440
	March 11, 2022	March 22, 2022	April 29, 2022	0.440	(2)

2021	December 14, 2021	December 31, 2021	January 31, 2022	$0.440	(3)(4)
	September 15, 2021	September 30, 2021	October 29, 2021	0.400	(3)
	June 15, 2021	June 30, 2021	July 30, 2021	0.400	(3)
	March 12, 2021	March 31, 2021	April 30, 2021	0.300	(3)

(1)At December 31, 2022, we had accrued dividends and dividend equivalents payable of $35.8 million related to the common stock dividend declared on December 14, 2022. This dividend will be subject to taxation for the recipient in 2023. For more information see our 2022 Dividend Tax Information on our website.
(2)The $0.44 per share dividend declared on March 11, 2022, has been adjusted to reflect our one-for-four reverse stock split effected on April 4, 2022 (the “Reverse Stock Split”); the amount actually paid in respect of such dividend was $0.11 per share, which was based on the pre-split number of shares held by stockholders at the record date for such dividend (March 22, 2022).
(3)The $0.44, $0.40, $0.40 and $0.30 per share dividend amounts for the three months ended December 31, 2021, September 30, 2021, June 30, 2021 and March 31, 2021, respectively, have been adjusted to reflect the Reverse Stock Split; the dividends actually paid in respect of such dividends were $0.11, $0.10, $0.10 and $0.075 per share, respectively, which were based on the pre-split number of shares held by stockholders at the record dates for such dividends (December 31, 2021, September 30, 2021, June 30, 2021, and March 31, 2021, respectively).
(4)At December 31, 2021, we had accrued dividends and dividend equivalents payable of $47.8 million related to the common stock dividend declared on December 14, 2021. This dividend was considered taxable income to the recipient in 2022. For more information see our 2021 Dividend Tax Information on our website.

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

Purchases of Equity Securities

On March 11, 2022, our Board authorized a stock repurchase program under which we may repurchase up to $250 million of our common stock through the end of 2023. The Board’s authorization superseded and replaced the authorization under our prior stock repurchase program that had been adopted in November 2020, which also authorized us to repurchase up to $250 million.

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

During the year ended December 31, 2022, we repurchased 6,476,746 shares of our common stock through the stock repurchase program at an average cost of $15.80 per share and a total cost of approximately $102.1 million, net of fees and commissions paid to the sales agent of approximately $161,000. As of December 31, 2022, we were permitted to purchase an additional $202.5 million of our common stock under our stock repurchase program.

We engaged in no share repurchase activity during the fourth quarter of 2022 pursuant to the stock repurchase program nor did we withhold any restricted shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to offset tax withholding obligations that occur upon the vesting and release of restricted stock awards and/or restricted stock units (or RSUs).

Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan

In September 2003, we initiated a Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (or the DRSPP) to provide existing stockholders and new investors with a convenient and economical way to purchase shares of our common stock.  Under the DRSPP, existing stockholders may elect to automatically reinvest all or a portion of their cash dividends in additional shares of our common stock and existing stockholders and new investors may make optional cash purchases of shares of our common stock in amounts ranging from $50 (or $1,000 for new investors) to $10,000 on a monthly basis and, with our prior approval, in excess of $10,000.  At our discretion, we may issue shares of our common stock under the DRSPP at discounts of up to 5% from the prevailing market price at the time of purchase.  Computershare Shareowner Services LLC is the administrator of the DRSPP (or the Plan Agent).  Stockholders who own common stock that is registered in their own name and who want to participate in the DRSPP must deliver a completed enrollment form to the Plan Agent.  Stockholders who own common stock that is registered in a name other than their own (e.g., broker, bank or other nominee) and who want to participate in the DRSPP must either request such nominee holder to participate on their behalf or request that such nominee holder re-register our common stock in the stockholder’s name and deliver a completed enrollment form to the Plan Agent. During the years ended 2022 and 2021, we issued 80,027 and 107,925 shares of common stock through the DRSPP generating net proceeds of approximately $1.2 million and $1.9 million, respectively.

At-the-Market Offering Program

On August 16, 2019, we entered into a three-year distribution agreement under the terms of which we had the ability to offer and sell shares of our common stock having an aggregate gross sales price of up to $400.0 million (or the ATM Shares), from time to time, through various sales agents, pursuant to an at-the-market equity offering program (or the ATM Program). Sales of the ATM Shares, if any, were made in negotiated transactions or by transactions that are deemed to be “at-the-market” offerings, as defined in Rule 415 under the 1933 Act, including sales made directly on the NYSE or sales made to or through a market maker other than an exchange. The sales agents were entitled to compensation of up to two percent of the gross sales price per share for any shares of common stock sold under the distribution agreement.

During the years ended December 31, 2022 and 2021, we did not sell any shares of common stock through the ATM Program and the ATM Program expired in August, 2022.

Item 6.  [Reserved]

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 8 of this Annual Report on Form 10-K.

GENERAL

We are a specialty finance company that invests in and finances residential mortgage assets. We invest, on a leveraged basis, in residential whole loans, residential mortgage securities and other real estate assets.  Through our wholly-owned subsidiary, Lima One, a leading nationwide originator and servicer of business purpose loans (or BPLs) that we acquired on July 1, 2021, we also originate and service business purpose loans for real estate investors. Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.  We are an internally-managed real estate investment trust.

On April 4, 2022, we effected a one-for-four reverse stock split of its issued and outstanding shares of common stock (the “Reverse Stock Split”). Accordingly, all share and per share data included in the consolidated financial statements and applicable disclosures have been adjusted retroactively to reflect the impact of the Reverse Stock Split. For all periods presented, all share and per share data have been adjusted on a retroactive basis to reflect the effect of the Reverse Stock Split.

At December 31, 2022, we had total assets of $9.1 billion, of which $7.5 billion, or 83%, represented residential whole loans. Our residential whole loans include primarily: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential and multi-family properties made to non-occupant borrowers that intend to rehabilitate and sell the properties (or Transitional loans), which are comprised of Residential transitional loans and Multi-family transitional loans), (iii) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (or Agency eligible investor loans), (v) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans) and (vi) re-performing loans on which a borrower was previously delinquent but has resumed repaying (or RPLs) and NPLs. In addition, at December 31, 2022, we had $333.4 million in investments in Securities, at fair value, including Agency MBS, MSR-related assets, CRT securities and Non-Agency MBS. Our remaining investment-related assets, which represent approximately 3% of our total assets at December 31, 2022, were primarily comprised of REO, capital contributions made to loan origination partners, other interest-earning assets, and loan-related receivables.

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

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR reflects the conditional prepayment rate, which measures voluntary prepayments of a loan, and the conditional default rate (or CDR) measures involuntary prepayments resulting from defaults. CPRs on our residential mortgage securities and whole loans may differ significantly. For the year ended December 31, 2022, the average CPRs on certain of our loan portfolios were: 16.3% for Non-QM loans, 10.9% for Single-family rental loans, 8.5% for Purchased Credit Deteriorated loans, and 7.1% for Purchased Non-Performing loans.

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

Our residential mortgage investments have longer-term contractual maturities than our non-securitization related financing liabilities, and the interest rates we pay on our non-securitization related financings will typically change at a faster pace than the interest rates we earn on our investments. In order to reduce this interest rate risk exposure, we may enter into derivative instruments, which currently include Swaps.

Recent Market Conditions and Our Strategy

2022 was extremely challenging for fixed income investors, and exceptionally so for mortgage investors, including us, and was characterized by higher interest rates across the yield curve as well as wider mortgage and credit spreads. We addressed these challenges by prioritizing liquidity and active portfolio management, including increasing our use of interest rate swaps to hedge exposure to higher interest rates and using loan securitizations to generate securitized debt to replace floating rate recourse mark-to-market financing with fixed rate non-recourse, non-mark-to-market financing. These securitizations provide longer term, non-recourse, non-mark-to-market financing. While continued interest rate volatility and generally wider spreads on securitized mortgage assets pressured mortgage loan pricing, we believe that our active portfolio and risk management measures partially mitigated the impact of the interest rate environment. Subsequent to year-end, we have completed an additional three securitizations thus far in 2023 totaling $668.2 million, further reducing our use of shorter-term, recourse, mark-to-market financing.

2022 Portfolio Activity and impact on financial results

At December 31, 2022, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value, was approximately $8.0 billion compared to $8.3 billion at December 31, 2021.

The following table presents the activity for our residential mortgage asset portfolio for the year ended December 31, 2022:

(In Millions)	December 31, 2021	Runoff (1)	Acquisitions (2)	Other (3)	December 31, 2022	Change
Residential whole loans and REO	$8,069	$(1,910)	$3,126	$(1,636)	$7,649	$(420)
Securities, at fair value	257	(52)	156	(28)	333	76
Totals	$8,326	$(1,962)	$3,282	$(1,664)	$7,982	$(344)
(1)Primarily includes principal repayments and sales of REO.
(2)Includes draws on previously originated Transitional loans.
(3)Primarily includes the impact of transactions that resulted in the sale of previously non-securitized Agency Eligible Investor loans and deconsolidation of Agency Eligible Investor loan securitizations, changes in fair value and changes in the allowance for credit losses.

At December 31, 2022, our total recorded investment in residential whole loans and REO was $7.6 billion, or 95.8% of our residential mortgage asset portfolio. Of this amount, $6.3 billion are Purchased Performing Loans, $448.9 million are Purchased Credit Deteriorated Loans and $796.1 million are Purchased Non-performing Loans. Loan acquisition activity of $3.1 billion during 2022 included $2.0 billion of business purpose loans (including draws on Transitional loans) and $1.1 billion of Non-QM loans, which were offset by portfolio run-off and asset valuation declines. In addition, near the end of the fourth quarter, we reached an agreement to sell to a third party the majority of our holdings of Agency Eligible Investor loans that were not previously securitized and transferred to a different third party certain contractual redemption rights in connection with previously securitized Agency Eligible Investor loans, resulting in the de-consolidation of the securitization trusts that hold these loans. As a result of these transactions, our portfolio of Agency Eligible Investor loans decreased by approximately $780 million. Further, the debt issued to third parties by these securitizations is no longer reported on our balance sheet at December 31, 2022. During 2022, we recognized approximately $441.2 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 5.19%, with Purchased Performing Loans generating an effective yield of 4.56%, Purchased Credit Deteriorated Loans generating an effective yield of 6.69% and Purchased Non-performing Loans generating an effective yield of 10.03%. All of our Purchased Non-performing Loans and certain of our Purchased Performing Loans are measured at fair value as a result of the election of the fair value option at acquisition. Included in earnings in Other income, net are net losses on these loans of $866.8 million for the year ended December 31, 2022. At December 31, 2022 and 2021, we had REO with an aggregate carrying value of $130.6 million and $156.2 million, respectively, which is included in Other assets on our consolidated balance sheets.

At December 31, 2022, we held $333.4 million of Securities, at fair value, including $131.7 million of Agency MBS, $97.9 million of MSR-related assets, $79.2 million of CRT securities and $24.6 million of Non-Agency MBS securities recorded in connection with the deconsolidation of Agency Eligible Investor loan securitizations. The net yield on our Securities, at fair value was 14.67% for 2022, compared to 22.95% for 2021. The decrease in the net yield on our Securities, at fair value portfolio primarily reflects higher accretion income recognized in the prior year period due to the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020 and the redemption of a Non-Agency MBS that had been previously purchased at a discount.

For the year ended December 31, 2022, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $2.6 million. The reversal of provision recorded in 2022 primarily reflects portfolio run-off, partially offset by adjustments to lower future estimates of prepayment speeds given recent and expected future increases in interest rates. The total allowance for credit losses recorded on residential whole loans held at carrying value at December 31, 2022 was $35.3 million. In addition, during the year we recorded an impairment charge in earnings of $28.6 million against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero. These investments, which were legally structured as preferred equity interests, are nonetheless accounted for by the Company as debt instruments, based on an evaluation of the Company’s rights and obligations under the terms of the agreements.

During 2022, we completed nine securitizations with unpaid principal balance (or UPB) of loans sold of $2.7 billion. This included $1.5 billion of Non-QM loans, $707.3 million of Single-family rental loans, $336.1 million of re-performing loans and $251.5 million of Transitional loans. These securitizations provided longer term, non-recourse, non-mark-to-market financing. Subsequent to the fourth quarter, we have completed three additional securitizations totaling $668.2 million, further reducing our use of shorter-term recourse, mark-to-market financing. During 2022, interest rates increased and credit spreads widened further, impacting the values of the majority of our residential whole loan portfolios and associated financing liabilities and hedges, which resulted in significant mark-to-market losses in our GAAP financial results. We continue to closely follow the actions of the Federal Reserve and the pace at which it has and is expected to further increase interest rates and the impact such rate increases would be expected to have on levels of inflation, the overall economic environment and our business.

Our GAAP book value per common share was $14.87 as of December 31, 2022. Book value per common share decreased from $19.12 as of December 31, 2021. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains or losses on our residential whole loans and securitized debt held at carrying value, was $15.55 as of December 31, 2022, a decrease from $20.58 as of December 31, 2021. Decreases in GAAP and Economic book value during 2022 primarily reflect declines in the fair value of our Residential whole loan portfolios due to increased interest rates and widening spreads, partially offset by increases in the value of interest rate swaps and securitized debt. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

For more information regarding market factors which impact our portfolio, see Part I, Item 1A. “Risk Factors” and Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of this Annual Report on Form 10-K.

Information About Our Assets

The table below presents certain information about our asset allocation at December 31, 2022:

ASSET ALLOCATION

(Dollars in Millions)	Purchased Performing Loans (1)		Purchased Credit Deteriorated Loans (2)		Purchased Non-Performing Loans		Securities, at fair value		Real Estate Owned		Other, net (3)	Total
Fair Value/Carrying Value	$6,274		$449		$796		$333		$131		$675	$8,658
Receivable/(Payable) for Unsettled Transactions	276		—		—		(132)		—		—	144
Financing Agreements with Non-mark-to-market Collateral Provisions	(862)		(37)		(96)		—		(9)		—	(1,004)
Financing Agreements with Mark-to-market Collateral Provisions	(1,893)		(89)		(113)		(112)		(16)		—	(2,223)
Securitized Debt	(2,758)		(249)		(334)		—		(17)		—	(3,358)
Convertible Senior Notes	—		—		—		—		—		(228)	(228)
Net Equity Allocated	$1,037		$74		$253		$89		$89		$447	$1,989
Debt/Net Equity Ratio (4)	5.3	x	5.1	x	2.1	x	2.7	x	0.5	x		3.5	x

(1)Includes $3.4 billion of Non-QM loans, $1.4 billion of Transitional loans, $1.4 billion of Single-family rental loans, $82.9 million of Seasoned performing loans, and $51.1 million of Agency eligible investor loans. At December 31, 2022, the total fair value of these loans is estimated to be approximately $6.2 billion.
(2)At December 31, 2022, the total fair value of these loans is estimated to be approximately $468.8 million.
(3)Includes $334.2 million of cash and cash equivalents, $159.9 million of restricted cash, and $28.3 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(4)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements and payable for unsettled transactions noted above as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at December 31, 2022. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Deteriorated Loans (2)	Purchased Non-Performing Loans
Amount due:
Within one year	$717,134	$986	$2,780
After one year:
Over one to five years	762,676	2,939	3,745
Over five years	4,807,840	466,369	789,584
Total due after one year	$5,570,516	$469,308	$793,329
Total residential whole loans	$6,287,650	$470,294	$796,109

(1)Excludes an allowance for credit losses of $13.9 million at December 31, 2022.
(2)Excludes an allowance for credit losses of $21.4 million at December 31, 2022.

The following table presents, at December 31, 2022, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Deteriorated Loans (2)	Purchased Non-Performing Loans
Interest rates:
Fixed	$4,302,316	$397,939	$642,840
Adjustable	1,268,200	71,369	150,489
Total	$5,570,516	$469,308	$793,329

(1)Excludes an allowance for credit losses of $13.9 million at December 31, 2022.
(2)Excludes an allowance for credit losses of $21.4 million at December 31, 2022.

For additional information regarding our residential whole loan portfolios, see Note 3 to the consolidated financial statements, included under Item 8 of this Annual Report on Form 10-K.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at December 31, 2022 and December 31, 2021:

(Dollars in Thousands)	December 31, 2022	December 31, 2021
MSR-Related Assets
Face/Par	$105,000	$154,350
Fair Value	97,898	153,771
Amortized Cost	86,399	121,376
Weighted average yield (1)	14.30%	10.30%
Weighted average time to maturity	0.8 years	1.7 years

CRT Securities
Face/Par	$80,791	$99,999
Fair Value	79,214	102,914
Amortized Cost	70,438	86,643
Weighted average yield (1)	9.96%	10.52%
Weighted average time to maturity	19.0 Years	18.5 years

Non-Agency MBS
Face/Par	29,858	$—
Fair Value	24,552	—
Amortized Cost	24,552	—
Weighted average yield (2)	N/A	—%
Weighted average time to maturity	28.8 Years	—

Agency MBS
Face/Par	$131,165	$—
Fair Value	131,700	—
Amortized Cost	132,025	—
Weighted average yield (2)	N/A	—%
Weighted average time to maturity	30.0 Years	—
(1)Weighted average yield is annualized interest income divided by average amortized cost.
(2)These securities were acquired at the end of the reporting period and, therefore, no interest income was recorded with respect to these securities in 2022.

Tax Considerations

Current period estimated taxable income

We estimate that for 2022, our REIT taxable income was approximately $28.3 million.

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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for 2022, our net TRS taxable loss will be $171.5 million. Net income or loss generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS. A TRS may carry forward its net taxable losses indefinitely as net operating losses to offset up to 80% of its taxable income in future tax years, but REIT taxable income generally does not include the net taxable loss of a TRS unless the TRS liquidates for tax purposes.

Consequently, our REIT taxable income calculated in a given period may differ significantly from our GAAP net income.

Results of Operations

In this section, we discuss the results of our operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. For a discussion related to our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, please refer to Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the Year Ended December 31, 2021, which was filed with the SEC on February 23, 2022, and is available on the SEC’s website at www.sec.gov and on our website at www.mfafinancial.com.

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

The following table summarizes the changes in our results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021.

	Year Ended
(In Thousands)	December 31, 2022	December 31, 2021	YoY Change
Interest Income:
Residential whole loans	$441,223	$303,468	$137,755
Securities, at fair value	28,921	56,690	(27,769)
Other interest-earning assets	7,437	1,800	5,637
Cash and cash equivalent investments	4,838	344	4,494
Interest Income	$482,419	$362,302	$120,117

Interest Expense:
Asset-backed and other collateralized financing arrangements	$243,083	$104,597	$138,486
Other interest expense	15,760	15,788	(28)
Interest Expense	$258,843	$120,385	$138,458

Net Interest Income	$223,576	$241,917	$(18,341)

Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	$2,646	$44,863	$(42,217)
Provision for Credit Losses on Other Assets	(28,579)	—	(28,579)
Net Interest Income after (Provision)/Reversal of Provision for Credit Losses	$197,643	$286,780	$(89,137)

Other (Loss)/Income, net:
Net (loss)/gain on residential whole loans measured at fair value through earnings	$(866,762)	$16,243	$(883,005)
Impairment and other net (loss)/gain on securities and other portfolio investments	(25,067)	74,496	(99,563)
Net gain on real estate owned	25,379	22,838	2,541
Net gain/(loss) on derivatives used for risk management purposes	255,179	1,426	253,753
Net gain/(loss) on securitized debt measured at fair value through earnings	290,639	15,027	275,612
Lima One - origination, servicing and other fee income	46,745	22,600	24,145
Other, net	$9,297	$12,473	$(3,176)
Other (Loss)/Income, net	$(264,590)	$165,103	$(429,693)

Operating and Other Expense:
Compensation and benefits	$76,728	$53,817	$22,911
Other general and administrative expense	35,812	31,729	4,083
Loan servicing, financing and other related costs	42,894	30,867	12,027
Amortization of intangible assets	9,200	6,600	2,600
Operating and Other Expense	$164,634	$123,013	$41,621

Net (Loss)/Income	$(231,581)	$328,870	$(560,451)
Less Preferred Stock Dividend Requirement	$32,875	$32,875	$—
Net (Loss)/Income Available to Common Stock and Participating Securities	$(264,456)	$295,995	$(560,451)

Basic (Loss)/Earnings per Common Share	$(2.57)	$2.66	$(5.23)
Diluted (Loss)/Earnings per Common Share	$(2.57)	$2.63	$(5.20)

General

For 2022, we had a net loss available to our common stock and participating securities of ($264.5) million, or ($2.57) per basic and diluted common share, compared to net income available to common stock and participating securities for 2021 of $296.0 million, or $2.66 per basic common share and $2.63 per diluted common share. This decrease in net income available to common stock and participating securities primarily reflects lower Other income, which declined by $429.7 million to a net loss of $264.6 million for the current year period, compared to net income of $165.1 million in the prior year period. The decrease was primarily driven by mark-to-market losses in the current year period on our residential whole loans that are measured at fair value through earnings, partially offset by net gains on securitized debt measured at fair value through earnings as well as on derivatives used for risk management purposes. These net losses on portfolio investments were also partially offset by higher

Origination, Servicing and Other Fee income at Lima One and net REO related gains. In addition, Other income also includes losses of $25.1 million, primarily related to mark-to-market adjustments on an equity investment in a loan origination partner, while the prior year period includes $38.9 million of gains recorded in connection with Lima One purchase accounting and a gain of $34.0 million from the reversal of prior period impairments. The prior year period also included a $42.2 million larger net reversal of the Provision for Credit Losses on Residential Whole Loans held at carrying value. The reversals recorded in both the current and prior periods primarily reflect run-off of loans held at carrying value and adjustments to certain macro-economic and loan prepayment speed assumptions used in our credit loss forecasts. However, the current period reversal is lower than the prior year period as the impact of lower loan balances was partially offset by adjustments to lower future estimates of prepayment speeds given recent and expected future increases in market interest rates. The larger prior year reversal reflects a greater impact of adjustments to macro-economic assumptions consistent with revised economic forecasts as the U.S economy continued to recover from the impact of the COVID-19 pandemic. In addition, in the current year period we recorded a Provision for Credit Losses on Other Assets of $28.6 million, reflecting an impairment charge against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero. Finally, Operating and other expenses were $41.6 million higher during the year ended December 31, 2022, compared to the prior year period, as they primarily reflect operating expenses of Lima One, higher securitization related expenses as well as higher amortization of Intangible Assets associated with the Lima One acquisition. We completed the acquisition of Lima One on July 1, 2021, and accordingly began consolidating Lima One’s financial results beginning on that date.
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

For 2022, our net interest spread and margin (including the impact of swaps) were 1.74% and 2.52%, respectively, compared to a net interest spread and margin (including the impact of swaps) of 2.79% and 3.57%, respectively, for 2021. Our net interest income decreased by $18.3 million, or 7.6%, to $223.6 million from $241.9 million for 2021. For 2022, net interest income includes lower net interest income for our Securities, at fair value portfolio of approximately $29.4 million compared to 2021, primarily due to higher accretion income recognized in the prior year period due to the impact of the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020 and the redemption of a Non-Agency MBS that had been previously purchased at a discount and the lower average amount invested in these assets. Net interest income also includes higher net interest income from our residential whole loan portfolio of approximately $1.3 million compared to 2021, primarily due to higher amounts invested in these assets partially offset by an increase in our average collateralized financing agreement borrowings and lower yields earned on these assets. Further, we earned an additional $10.1 million from our investments in other interest earning assets and cash during 2022 as compared to the prior year period.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the years ended December 31, 2022 and 2021.  Average yields are derived by dividing interest income by the average amortized cost of the related assets, and average costs are derived by dividing interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	For the Year Ended December 31,
	2022			2021
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,506,728	$441,223	5.19%	$5,767,655	$303,468	5.26%
Securities, at fair value (2)(3)	197,188	28,921	14.67	246,978	56,690	22.95
Cash and cash equivalents (4)	507,798	4,838	0.95	715,529	344	0.05
Other interest-earning assets	63,254	7,437	11.76	20,100	1,800	8.96
Total interest-earning assets	9,274,968	482,419	5.20	6,750,262	362,302	5.37

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (5)	$3,511,565	$139,585	3.98%	$2,565,064	$67,766	2.64%
Securitized debt (6)	3,456,319	103,498	2.99	1,902,913	36,831	1.94
Convertible Senior Notes	227,097	15,760	6.94	225,768	15,668	6.94
Senior Notes	—	—	—	1,096	120	8.31
Total interest-bearing liabilities	7,194,981	258,843	3.60	4,694,841	120,385	2.56
Net interest income/net interest rate spread (7)		223,576	1.60		241,917	2.81
Impact of net swap carry (8)		10,042	0.14		(669)	(0.02)
Net interest rate spread (including the impact of Swaps)		$233,618	1.74%		$241,248	2.79%
Net interest-earning assets/net interest margin (9)	$2,079,987		2.52%	$2,055,421		3.57%

(1)Yields presented throughout this Annual Report on Form 10-K are calculated using average amortized cost data for residential whole loans and securities, which excludes unrealized gains and losses.  For GAAP reporting purposes, purchases and sales are reported on the trade date. Average amortized cost data used to determine yields is calculated based on the settlement date of the associated purchase or sale as interest income is not earned on purchased assets and continues to be earned on sold assets until settlement date.
(2)The net yield of 14.67% includes $7.8 million of accretion income recognized in 2022 due to the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020. Excluding this accretion, the yield reported would have been 10.73%.
(3)The net yield of 22.95% includes $20.5 million of accretion income recognized in 2021, due to the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020; and $8.1 million of accretion recognized during 2021 on the redemption of a Non-Agency MBS security that was purchased at a discount. Excluding this accretion, the yield reported would have been 11.38%.
(4)Includes average interest-earning cash, cash equivalents and restricted cash.
(5)Collateralized financing agreements include the following: mark-to-market asset based financing and non-mark-to-market asset based financing. For additional information, see Note 6, included under Item 8 of this Annual Report on Form 10-K.
(6)Includes both Securitized debt, at carrying value and Securitized debt, at fair value.
(7)Net interest rate spread reflects the difference between the yield on average interest-earning assets and average cost of funds.
(8)Reflects the impact of positive or negative swap carry. Positive swap carry results when income from the receive leg of a swap is greater than the expense on the pay leg. Negative swap carry results when income from the receive leg is less than the expense on the pay leg.
(9)Net interest margin reflects net interest income (including net swap expense) divided by average interest-earning assets.

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

	Year Ended December 31, 2022
	Compared to
	Year Ended December 31, 2021
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$141,854	$(4,099)	$137,755
Securities, at fair value	(9,954)	(17,815)	(27,769)
Cash and cash equivalents	(133)	4,627	4,494
Other interest-earning assets	4,921	716	5,637
Total net change in income of interest-earning assets	$136,688	$(16,571)	$120,117

Interest-bearing liabilities:
Residential whole loan financing agreements	$32,384	$37,243	$69,627
Securities, at fair value repurchase agreements	(766)	2,407	1,641
REO financing agreements	185	366	551
Securitized debt	40,088	26,579	66,667
Convertible Senior Notes and Senior Notes	(28)	—	(28)
Total net change in expense of interest-bearing liabilities	$71,863	$66,595	$138,458
Net change in net interest income	$64,825	$(83,166)	$(18,341)

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
Quarter Ended	Net Interest Spread (1)	Net Interest Margin (2)

December 31, 2022	2.21%	3.04%
September 30, 2022	1.64	2.43
June 30, 2022	1.37	2.13
March 31, 2022	1.96	2.63

December 31, 2021	2.93	3.56
September 30, 2021	2.98	3.70
June 30, 2021	3.02	3.86
March 31, 2021	2.31	3.29

(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds (including net swap expense).
(2)Reflects annualized net interest income (including net swap expense) divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans for the quarterly periods presented:

	Quarter Ended
	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021

Purchased Performing Loans
Net Yield (1)	5.04%	4.75%	4.20%	4.18%	4.12%	4.56%	4.45%	4.41%
Cost of Funding (2)	3.70%	3.60%	3.28%	2.74%	2.24%	2.14%	2.09%	2.46%
Net Interest Spread	1.34%	1.15%	0.92%	1.44%	1.88%	2.42%	2.36%	1.95%

Purchased Credit Deteriorated Loans
Net Yield (1)	6.59%	6.49%	6.85%	6.79%	7.15%	7.08%	7.17%	5.00%
Cost of Funding (2)	2.13%	2.72%	3.17%	2.88%	2.32%	2.18%	2.39%	2.86%
Net Interest Spread	4.46%	3.77%	3.68%	3.91%	4.83%	4.90%	4.78%	2.14%

Purchased Non-Performing Loans
Net Yield (1)	11.15%	9.84%	9.40%	9.82%	9.83%	8.81%	7.98%	7.13%
Cost of Funding (2)	3.01%	2.86%	3.34%	3.09%	2.53%	2.43%	2.71%	3.41%
Net Interest Spread	8.14%	6.98%	6.06%	6.73%	7.30%	6.38%	5.27%	3.72%

Total Residential Whole Loans
Net Yield (1)	5.62%	5.30%	4.85%	4.94%	5.08%	5.52%	5.48%	5.03%
Cost of Funding (2)	3.56%	3.49%	3.28%	2.79%	2.28%	2.20%	2.25%	2.70%
Net Interest Spread	2.06%	1.81%	1.57%	2.15%	2.80%	3.32%	3.23%	2.33%

(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above for the quarterly periods ended December 31, 2022, September 30, 2022, June 30, 2022, March 31, 2022 and December 31, 2021 include the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps. While we have not elected hedge accounting treatment for Swaps, and accordingly, net carry is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate net carry to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the quarter ended December 31, 2022, this decreased the overall funding cost by 89 basis points for our Residential whole loans, 87 basis points for our Purchased Performing Loans, 141 basis points for our Purchased Credit Deteriorated Loans, and 76 basis points for our Purchased Non-Performing Loans. For the quarter ended September 30, 2022, this decreased the overall funding cost by 20 basis points for our Residential whole loans, 19 basis points for our Purchased Performing Loans, 43 basis points for our Purchased Credit Deteriorated Loans, and 24 basis points for our Purchased Non-Performing Loans. For the quarter ended June 30, 2022, this increased the overall funding cost by 25 basis points for our Residential whole loans, 23 basis points for our Purchased Performing Loans, 43 basis points for our Purchased Credit Deteriorated Loans, and 29 basis points for our Purchased Non-Performing Loans. For the quarter ended March 31, 2022, this increased the overall funding cost by 35 basis points for our Residential whole loans, 33 basis points for our Purchased Performing Loans, 56 basis points for our Purchased Credit Deteriorated Loans, and 39 basis points for our Purchased Non-Performing Loans. For the quarter ended December 31, 2021, this increased the overall funding cost by 5 basis points for our Residential whole loans, 5 basis points for our Purchased Performing Loans, 9 basis points for our Purchased Credit Deteriorated Loans, and 2 basis points for our Purchased Non-Performing Loans.

The following table presents the components of the net interest spread earned on our residential mortgage securities and MSR-related assets for the quarterly periods presented:

	Securities, at fair value
Quarter Ended	Net Yield (1)(2)	Cost of Funding (3)	Net Interest Rate Spread
December 31, 2022	30.33%	5.47%	24.86%
September 30, 2022	11.06	3.94	7.12
June 30, 2022	10.09	2.54	7.55
March 31, 2022	10.13	1.72	8.41

December 31, 2021	26.28	1.50	24.78
September 30, 2021	18.78	1.61	17.17
June 30, 2021	24.57	1.81	22.76
March 31, 2021	22.25	2.02	20.23

(1)Reflects annualized interest income divided by average amortized cost. Impairment charges recorded on MSR-related assets resulted in a lower amortized cost basis which impacted the calculation of net yields in subsequent periods.
(2)For the quarter ended December 31, 2022, the net yield of 30.33% includes $7.8 million of accretion income recognized in 2022 due to the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020. Excluding this accretion, the yield reported would have been 11.87%. For the quarter ended December 31, 2021, the net yield of 26.28% includes $8.1 million of accretion income recognized on the redemption at par of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge during the first quarter of 2020. Excluding this accretion, the yield reported would have been 11.37%. For the quarter ended September 30, 2021, the net yield of 18.78% includes $4.0 million of accretion income recognized on the redemption at par of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge during the first quarter of 2020. Excluding this accretion, the yield reported would have been 11.63%. For the quarter ended June 30, 2021, the net yield of 24.57% includes $8.4 million of accretion income recognized on the redemption at par of an MSR-related asset that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020. Excluding this accretion, the yield reported would have been 11.13%. For the quarter ended March 31, 2021, the net yield of 22.25% includes $8.1 million of accretion income recognized on the redemption of an RPL/NPL MBS security that was previously purchased at a discount. Excluding this accretion, the yield reported would have been 11.26%.
(3)Reflects annualized interest expense divided by average balance of repurchase agreements.

Interest Income

Interest income on our residential whole loans increased by $137.8 million, or 45.4%, for 2022, to $441.2 million compared to $303.5 million for 2021. This increase primarily reflects a $2.7 billion increase in the average balance of this portfolio to $8.5 billion for 2022 from $5.8 billion for 2021, partially offset by an decrease in the yield to 5.19% for 2022 from 5.26% for 2021.

Interest income on our securities portfolio decreased $27.8 million to $28.9 million for 2022 from $56.7 million for 2021. This decrease primarily reflects a decrease in the net yield to 14.67% for 2022, compared to 22.95% for 2021 and a decrease in the average amortized cost of the portfolio of $49.8 million. The decrease in the net yield on our securities portfolio primarily reflects higher accretion income recognized in 2021 due to the redemption of MSR-related assets that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020; and the redemption of a Non-Agency MBS that had been previously purchased at a discount.

Interest Expense

Our interest expense for 2022 increased by $138.5 million, or 115.0%, to $258.8 million, from $120.4 million for 2021.  This increase primarily reflects an increase in our average collateralized financing agreement borrowings to finance our residential mortgage asset portfolio and an increase in financing rates on our financing agreements.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For 2022, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $2.6 million compared to a reversal of provision of $44.9 million for 2021. The reversals recorded in both the current and prior periods primarily reflect run-off of loans held at carrying value and adjustments to certain macro-economic and loan prepayment speed assumptions used in our credit loss forecasts. The current period reversal reflects lower loan balances, partially offset by adjustments to lower future estimates of prepayment speeds given recent and expected future increases in market interest rates. The larger prior year reversal reflects a greater impact of adjustments to macro-economic assumptions consistent with revised economic forecasts as the U.S economy continued to recover from the impact of the COVID-19 pandemic. With respect to our residential whole loans held at carrying value, CECL requires that reserves for credit losses are estimated at the reporting date based on expected cash flows over the life of the loan or financial instrument, including anticipated prepayments and reasonable and supportable forecasts of future economic conditions.

Provision for Credit Losses on Other Assets
For 2022, we recorded a provision for credit losses on Other Assets of $28.6 million reflecting an impairment charge against the carrying value of our investment in one loan origination partner, bringing the net carrying value of this investment to zero.

Other (Loss)/Income, net

For 2022, Other Loss, net was $264.6 million compared to Other Income, net of $165.1 million for 2021.  The components of Other (Loss)/Income, net for 2022 and 2021 are summarized in the table below:

	For the Year Ended December 31,
(In Thousands)	2022	2021
Net (loss)/gain on residential whole loans measured at fair value through earnings	$(866,762)	$16,243
Impairment and other net (loss)/gain on securities and other portfolio investments	(25,067)	74,496
Net gain on real estate owned	25,379	22,838
Net gain/(loss) on derivatives used for risk management purposes	255,179	1,426
Net gain/(loss) on securitized debt measured at fair value through earnings	290,639	15,027
Lima One - origination, servicing and other fee income	46,745	22,600
Other, net	9,297	12,473
Other (Loss)/Income, net	$(264,590)	$165,103

Operating and Other Expense

During 2022, we had compensation and benefits and other general and administrative expenses of $112.5 million, compared to $85.5 million for 2021.  Compensation and benefits expense increased $22.9 million to $76.7 million for 2022, compared to $53.8 million for 2021 primarily reflecting the impact of including Lima One compensation expense in our financial results, higher salary expense and an increase in long-term incentive compensation partially offset by a reduction in annual bonus compensation for the current period. Our other general and administrative expenses increased by $4.1 million to $35.8 million for 2022 compared to $31.7 million for 2021, primarily reflecting the impact of including Lima One expenses in our financial results, increased information technology costs, higher professional services costs, and higher office lease costs associated with our corporate headquarters, partially offset by lower costs associated with deferred compensation to Directors in the current year period, which were impacted by changes in our stock price. The prior period also included higher expense for corporate income taxes related to activity in our taxable REIT subsidiaries and costs associated with terminating certain financing facilities that were replaced with securitization financing, which did not re-occur this period.

Operating and Other Expense during 2022 also includes $42.9 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to 2021 by approximately $12.0 million, or 39.0%, primarily due to higher expenses recognized related to loan securitization activities and higher diligence and other costs associated with acquiring loans, partially offset by lower servicing fees and non-recoverable advances on our REO and Purchased Credit Deteriorated loans.

In addition, Other expenses for 2022 and 2021 also includes $9.2 million and $6.6 million, respectively, of amortization related to intangible assets recognized as part of the purchase accounting for the Lima One acquisition.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
December 31, 2022	(0.02)%	1.32%	—	21.59%	3.5	1.8
September 30, 2022	(0.66)	(2.57)	—	22.53	3.6	1.7
June 30, 2022	(1.14)	(4.35)	—	24.33	3.3	1.8
March 31, 2022	(0.97)	(3.33)	—	26.63	3.1	1.9

December 31, 2021	1.67	6.84	1.38	30.00	2.5	1.5
September 30, 2021	6.64	20.48	0.36	34.55	2.2	1.4
June 30, 2021	3.46	10.57	0.77	37.28	1.8	1.0
March 31, 2021	4.55	13.54	0.44	37.21	1.6	1.0

(1)Reflects annualized net income available to common stock and participating securities divided by average total assets. For the quarters ended December 31, 2022, September 30, 2022, June 30, 2022 and March 31, 2022, the amounts calculated reflect the quarterly net income available to common stock and participating securities divided by average total assets.
(2)Reflects annualized net income divided by average total stockholders’ equity. For the quarters ended December 31, 2022, September 30, 2022, June 30, 2022 and March 31, 2022, the amounts calculated reflect the quarterly net income divided by average total stockholders’ equity.
(3)Reflects dividends declared per share of common stock divided by earnings per share. The ratio has not been calculated for periods where earnings per share is negative as the calculations are not meaningful.
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

The following table provides a reconciliation of our GAAP net (loss)/income used in the calculation of basic EPS to our non-GAAP Distributable earnings for the quarterly periods below:

	Quarter Ended
(In Thousands, Except Per Share Amounts)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
GAAP Net income/(loss) used in the calculation of basic EPS	$(1,647)	$(63,410)	$(108,760)	$(91,266)	$35,734	$123,858	$58,290	$77,029

Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	68,828	291,818	218,181	287,935	42,564	(20,494)	(6,226)	(32,088)
Securities held at fair value	383	(1,549)	1,459	2,934	364	(494)	(1,374)	(100)
Interest rate swaps	12,725	(108,917)	(31,767)	(80,753)	(71)	—	—	—
Securitized debt held at fair value	(44,988)	(100,767)	(84,348)	(62,855)	(6,137)	(857)	232	(7,629)
Investments in loan origination partners	8,526	2,031	39,162	780	(23,956)	(48,933)	—	—
Expense items:
Amortization of intangible assets	1,300	1,300	3,300	3,300	3,300	3,300	—	—
Equity based compensation	2,480	2,673	3,540	2,645	2,306	2,306	2,744	1,688
Securitization-related transaction costs	1,744	5,014	6,399	3,233	5,178	—	—	2
Total adjustments	50,998	91,603	155,926	157,219	23,548	(65,172)	(4,624)	(38,127)
Distributable earnings	$49,351	$28,193	$47,166	$65,953	$59,282	$58,686	$53,666	$38,902

GAAP (loss)/earnings per basic common share	$(0.02)	$(0.62)	$(1.06)	$(0.86)	$0.33	$1.12	$0.53	$0.68
Distributable earnings per basic common share	$0.48	$0.28	$0.46	$0.62	$0.54	$0.53	$0.49	$0.34
Weighted average common shares for basic earnings per share	101,800	101,795	102,515	106,568	109,468	110,222	110,383	112,784
Selected Financial Ratios (using Distributable earnings)

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)
December 31, 2022	2.10%	11.34%	0.73
September 30, 2022	1.19	6.79	1.57
June 30, 2022	1.99	9.60	0.96
March 31, 2022	2.82	11.90	0.71

December 31, 2021	2.76	10.46	0.81
September 30, 2021	3.13	10.34	0.75
June 30, 2021	3.17	9.80	0.82
March 31, 2021	2.29	7.46	0.88

(1)Reflects annualized Distributable earnings divided by average total assets.
(2)Reflects annualized Distributable earnings before preferred dividends divided by average total stockholders’ equity.
(3)Reflects dividends declared per share of common stock divided by Distributable earnings per share.

Segment Reporting (using Distributable earnings)

The following tables present our non-GAAP Distributable earnings by segment for the periods below:

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Year ended December 31, 2022
GAAP Net loss used in the calculation of basic EPS	$(88,913)	$(9,665)	$(166,505)	$(265,083)

Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	730,028	136,734	—	866,762
Securities held at fair value	3,227	—	—	3,227
Interest rate swaps	(174,424)	(34,288)	—	(208,712)
Securitized debt held at fair value	(232,194)	(60,764)	—	(292,958)
Investments in loan origination partners	—	—	50,499	50,499
Expense items:
Amortization of intangible assets	—	9,200	—	9,200
Equity based compensation	—	164	11,174	11,338
Securitization-related transaction costs	—	—	16,390	16,390
Total adjustments	$326,637	$51,046	$78,063	$455,746
Distributable earnings	$237,724	$41,381	$(88,442)	$190,663

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Year ended December 31, 2021
GAAP Net income/(loss) used in the calculation of basic EPS	$306,147	$20,434	$(31,630)	$294,951

Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	2,718	(18,962)	—	(16,244)
Securities held at fair value	(1,604)	—	—	(1,604)
Interest rate swaps	(51)	(20)	—	(71)
Securitized debt held at fair value	(13,958)	(433)	—	(14,391)
Investments in loan origination partners	—	—	(72,889)	(72,889)
Expense items:
Amortization of intangible assets	—	6,600	—	6,600
Equity based compensation	—	71	8,973	9,044
Securitization-related transaction costs	—	—	5,180	5,180
Total adjustments	$(12,895)	$(12,744)	$(58,736)	$(84,375)
Distributable earnings	$293,252	$7,690	$(90,366)	$210,576

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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
GAAP Total Stockholders’ Equity	$1,988.8	$2,033.9	$2,146.4	$2,349.0	$2,542.8	$2,601.1	$2,526.5	$2,542.3
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	1,513.8	1,558.9	1,671.4	1,874.0	2,067.8	2,126.1	2,051.5	2,067.3
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	(70.2)	(58.2)	9.5	54.0	153.5	198.8	206.2	203.0
Fair value adjustment to Securitized debt, at carrying value (1)	139.7	109.6	75.4	47.7	4.3	(8.0)	(8.9)	(3.6)

Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value) (1)	$1,583.3	$1,610.3	$1,756.3	$1,975.7	$2,225.6	$2,316.9	$2,248.8	$2,266.7

GAAP book value per common share	$14.87	$15.31	$16.42	$17.84	$19.12	$19.29	$18.62	$18.54
Economic book value per common share (1)	$15.55	$15.82	$17.25	$18.81	$20.58	$21.02	$20.41	$20.32
Number of shares of common stock outstanding	101.8	101.8	101.8	105.0	108.1	110.2	110.2	111.5

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

We determine the fair value of our residential whole loans after considering valuations obtained from third-parties that specialize in providing valuations of residential mortgage loans. The valuation approach applied generally depends on whether the loan is considered performing or non-performing at the date the valuation is performed. For performing loans, estimates of fair value are derived using a discounted cash flow approach, where estimates of cash flows are determined from the scheduled payments, adjusted using forecasted prepayment, default and loss given default rates. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, the estimated value of the collateral, expected costs and estimated home price levels. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset. Indications of loan value such as actual trades, bids, offers and generic market color may be used in determining the appropriate discount yield. The estimation of cash flows used in pricing models is inherently subjective and imprecise. Changes in market conditions, as well as changes in the assumptions or methodology used to determine fair value, could result in a significant increase or decrease in fair value. See “Quantitative and Qualitative Disclosures about Market Risk” for further information about the sensitivity of our investment portfolio to changes in market factors, particularly market interest rates.

See Note 13 to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K for information regarding the assumptions used in valuing our residential whole loans.

Residential whole loans, at fair value are recorded on our consolidated balance sheets at fair value and changes in their fair value are recorded through earnings. We held $5.7 billion and $5.3 billion of residential whole loans, at fair value, at December 31, 2022 and 2021, respectively, which represented 62.9% and 58.0% of our total assets at those dates, respectively. Residential whole loans, at fair value recorded valuation changes of ($866.8) million, $16.2 million and $16.4 million during the years ended December 31, 2022, 2021, and 2020, respectively.

With respect to Residential whole loans, at carrying value, the fair value for these loans is disclosed in the footnotes to the consolidated financial statements and changes in their fair value do not impact earnings. We held $1.8 billion and $2.6 billion of residential whole loans, at carrying value, at December 31, 2022 and 2021, respectively, which represented 19.7% and 28.5% of our total assets at those dates, respectively. Residential whole loans, at carrying value experienced net fair value changes of ($223.7) million, ($20.4) million and ($8.5) million during the years ended December 31, 2022, 2021, and 2020, respectively.

Allowance for Credit Losses on Residential Whole Loans

An allowance for credit losses is recorded at acquisition, and maintained on an ongoing basis, for all losses expected over the life of the respective loan. Any required credit loss allowance would reduce the net carrying value of the loan with a corresponding charge to earnings, and may increase or decrease over time. Significant judgments are required in determining any allowance for credit loss, including assumptions regarding the loan cash flows expected to be collected, including related economic forecasts, the value of the underlying collateral and our ability to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower. Allowances for credit losses on our residential whole loans, at carrying value recorded at December 31, 2022, 2021, and 2020 were $35.3 million, $39.4 million and $86.8 million, respectively. For further discussion of the allowance for credit losses during these periods, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for Credit Losses on Residential Whole Loans Held at Carrying Value.”

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our universal shelf registration statement and, at December 31, 2022, we had approximately 2.0 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement. During 2022, we issued 80,027 shares of common stock through our DRSPP, raising net proceeds of approximately $1.2 million.

During 2022, we repurchased 6,476,746 shares of our common stock through the stock repurchase program at an average cost of $15.80 per share and a total cost of approximately $102.1 million, net of fees and commissions paid to the sales agents of approximately $161,000. As of December 31, 2022, we were permitted to purchase an additional $202.5 million of our common stock under the stock repurchase program.

In February 2023, our Board authorized a repurchase program for our 6.25% Convertible Senior Notes due 2024 (or the Convertible Senior Notes) under which we may repurchase up to $100 million of our Convertible Senior Notes. The convertible notes repurchase program does not require the purchase of any minimum amount of Convertible Senior Notes. The timing and extent to which we repurchase our Convertible Senior Notes will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice.

Financing agreements

Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of December 31, 2022, we had $2.2 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $4.6 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are uncommitted and renewable at the discretion of our lenders and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance. At December 31, 2022, we had unused financing capacity of approximately $1.2 billion across our financing arrangements for all collateral types.

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

At December 31, 2022, we had a total of $3.9 billion of residential whole loans and securities and $16.0 million of restricted cash pledged to our financing counterparties. We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements. When the value of our residential mortgage assets pledged as collateral experiences rapid decreases, margin calls under our financing arrangements could materially increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties choose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms. Further, when liquidity tightens, our counterparties to our short term arrangements with mark-to-market collateral provisions may increase their required collateral cushion (or margin) requirements on new financings, including financings that we roll with the same counterparty, thereby reducing our ability to use leverage. Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
December 31, 2022	$3,147,303	$3,226,651	$3,226,651	$3,842,757	$3,357,590	$3,855,013
September 30, 2022	3,351,046	3,229,640	3,411,200	3,643,872	3,832,311	3,832,311
June 30, 2022	3,638,476	3,530,510	3,761,049	3,170,406	3,374,716	3,374,716
March 31, 2022	3,920,895	3,942,343	4,138,377	2,555,241	2,859,061	2,859,061

December 31, 2021	3,313,641	3,501,839	3,501,839	2,302,990	2,650,473	2,650,473
September 30, 2021	2,516,940	3,278,941	3,278,941	2,008,639	2,045,729	2,137,773
June 30, 2021	2,063,852	2,156,598	2,156,598	1,778,909	2,046,381	2,046,381
March 31, 2021	2,632,791	2,221,570	2,443,149	1,535,995	1,548,920	1,602,148

December 31, 2020	2,833,649	2,497,290	2,823,306	1,202,292	1,514,509	1,514,509
September 30, 2020	3,511,453	3,217,678	3,613,968	610,120	837,683	837,683
June 30, 2020	4,736,610	3,692,845	5,024,926	538,245	516,102	541,698
March 31, 2020	9,233,808	7,768,180	9,486,555	558,007	533,733	594,458

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

Cash Flows and Liquidity for the Year Ended December 31, 2022

Our cash, cash equivalents and restricted cash increased by $89.6 million during 2022, reflecting:  $1.1 billion used in our investing activities, $850.2 million provided by our financing activities and $366.1 million provided by our operating activities.

At December 31, 2022, our debt-to-equity multiple was 3.5 times compared to 2.5 times at December 31, 2021. Our recourse leverage multiple at December 31, 2022 was 1.8 times compared to 1.5 times at December 31, 2021. At December 31, 2022, we had borrowings under asset-backed financing agreements of $3.2 billion, of which $3.1 billion were secured by residential whole loans, $111.7 million were secured by securities and $25.5 million were secured by REO. In addition, at December 31, 2022, we had securitized debt of $3.4 billion in connection with our loan securitization transactions. At December 31, 2021, we had borrowings under asset-backed financing agreements of $3.5 billion, of which $3.3 billion were secured by residential whole loans, $159.1 million were secured by securities and $23.0 million were secured by REO. In addition, at December 31, 2021, we had securitized debt of $2.7 billion in connection with our loan securitization transactions.

During 2022, $1.1 billion was used in our investing activities.  We utilized $3.2 billion for acquisitions of residential whole loans, loan related investments and capitalized advances. During 2022, we received $1.9 billion of principal payments on residential whole loans and loan related investments and $134.0 million of proceeds on sales of REO.  In addition, during 2022, we received cash of $53.1 million from proceeds from sales and prepayments and scheduled amortization on our securities.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
December 31, 2022	$—	$12,121	$12,121	$13,629	$1,508
September 30, 2022	—	4,784	4,784	12,291	7,507
June 30, 2022	—	18,985	18,985	—	(18,985)
March 31, 2022	—	40,834	40,834	346	(40,488)

(1)Excludes variation margin payments on our cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of December 31, 2022.

During 2022, we paid $184.0 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $32.9 million on our preferred stock. On December 14, 2022, we declared our fourth quarter 2021 dividend on our common stock of $0.35 per share; on January 31, 2023, we paid this dividend, which totaled approximately $35.8 million, including dividend equivalents of approximately $138,000.

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

The fair value of our Purchased Performing Loans is typically dependent on the value of the underlying real estate collateral, as well as the level of interest rates. Because these loans are primarily newly or recently originated performing loans, we believe these investments exhibit positive duration. Given the short duration of our Transitional loans, we believe the fair value of these loans exhibits little sensitivity to changes in interest rates. We estimate the duration of these Purchased Performing Loans held at carrying value using management’s assumptions.
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

The interest rates for certain of our investments and financing agreements are either explicitly or indirectly based on LIBOR. On March 5, 2021, the United Kingdom Financial Conduct Authority (or FCA) which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA’s announcement coincided with the March 5, 2021 announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (or IBA), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. On March 15, 2022, President Biden signed the Adjustable Interest Rate (LIBOR) Act, which transitions certain contracts that use LIBOR to another benchmark once LIBOR is permanently discontinued after June 30, 2023. The Act provides, among other things, that an alternative benchmark based on the Secured Overnight Financing Rate (or SOFR) published by the New York Federal Reserve Bank will automatically apply after the LIBOR replacement date for any contract without provisions for selecting a replacement for LIBOR or identifying a person authorized to select a replacement after LIBOR is permanently discontinued. The Act also provides that if the SOFR-based replacement is selected, the selecting person responsible under the contract is not required to obtain the consent of anyone before implementing that replacement. The Act further creates a safe harbor by ensuring that the SOFR-based benchmark replacement is by law a commercially reasonable replacement for LIBOR, that the use of that benchmark replacement cannot be deemed a breach of a contract or an impairment of the right of any person to receive payment under that contract, and that no person can be liable for selecting or using that benchmark replacement. The Act further authorizes the Board of Governors of the Federal Reserve to promulgate regulations under the statute to designate specific SOFR-based rates that incorporate the statutory spread adjustments as replacement rates for covered LIBOR contracts. The Federal Reserve’s final rules provide for the following SOFR-based replacement rates: (i) SOFR compounded in arrears for derivatives, using the same methodology as under the International Swaps and Derivatives Association (or ISDA) protocol, (ii) CME Term SOFR for all covered cash products, except FHFA-regulated entity contracts and (iii) a 30-day compounded SOFR average for certain FHFA-regulated entity contracts. We have made substantial progress, and continue to work, with the Trustee companies and/or other entities that are involved in calculating the interest rates for our residential mortgage securities and securitized debt, our loan servicers for our hybrid and floating rate loans, and with the various counterparties to our financing transactions in order to implement the changes required to be made to existing agreements for these transactions in response to the impending termination of the use of LIBOR and to evaluate the impact of the federal legislation, and the Federal Reserve’s rules on our transition away from LIBOR. Furthermore, our transaction processing systems are already processing, or have been tested and are capable of processing, SOFR-based instruments.

Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps and securitized debt and other fixed rate debt, based on the assets in our investment portfolio at December 31, 2022 and 2021. All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at December 31, 2022 and 2021.

December 31, 2022

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$(110,637)	1.53%	(1.27)%
+ 50 Basis Point Increase	$(49,483)	0.74%	(0.57)%
Actual at December 31, 2022	$—	—%	—%
- 50 Basis Point Decrease	$37,811	(0.19)%	0.43%
-100 Basis Point Decrease	$63,950	(1.89)%	0.73%

December 31, 2021

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Net Interest Income	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$(159,216)	1.61%	(1.78)%
+ 50 Basis Point Increase	$(69,313)	0.79%	(0.77)%
Actual at December 31, 2021	$—	—%	—%
- 50 Basis Point Decrease	$48,720	(1.99)%	0.54%
-100 Basis Point Decrease	$76,848	(3.49)%	0.86%

(1)Assets in our portfolio include residential whole loans and REO, securities, other portfolio investments, goodwill, intangibles, receivables, and cash and cash equivalents and restricted cash.
(2)Change in estimated net portfolio value includes the effect of our interest rate swaps, securitized debt, and other fixed rate debt.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at December 31, 2022 and 2021. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above tables and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt, should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio. Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing. At December 31, 2022 and 2021, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on assets purchased at a premium and discount accretion on assets purchased at a discount and in the reinvestment of principal repayments in lower yielding assets. As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At December 31, 2022, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 0.99, which is the weighted average of 3.69 for our Residential whole loans, 1.94 for our Securities investments, (2.85) for our derivative and other hedging transactions and securitized and other fixed rate debt, and 0.01 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.53), which is the weighted average of (0.61) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, (0.37) for our Securities, and zero for our Other assets and cash and cash equivalents. At December 31, 2021, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 1.32, which is the weighted average of 3.06 for our Residential whole loans, 0.13 for our Securities investments, (3.22) for our derivative and other hedging transactions and securitized and other fixed rate debt, and 0.06 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.92), which is the weighted average of (1.09) for our Residential whole loans, 0.14 for our derivative and other hedging transactions and securitized and other fixed rate debt, zero for our Securities investments, and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

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

Credit risk on Purchased Performing Loans is mitigated through our process to underwrite the loan before it is acquired and/or originated and includes an assessment of the borrower’s financial condition and ability to repay the loan, nature of the collateral and LTV, including after repaired LTV for the majority of our Transitional loans. Given the extent of home price appreciation that has occurred since the majority of our Purchased Performing Loans were acquired or originated, we estimate that current LTV’s have decreased significantly, further mitigating the risk of material credit losses on this portfolio.

The following table presents certain information about our Residential whole loans at December 31, 2022:

	Purchased Performing Loans		Purchased Credit Deteriorated Loans		Purchased Non-Performing Loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	Total
Amortized cost	$6,629,016	$228,336	$378,816	$91,478	$550,159	$161,707	$8,039,512
Unpaid principal balance (UPB)	$6,517,527	$224,259	$432,846	$122,061	$627,198	$257,059	$8,180,950
Weighted average coupon (1)	5.8%	5.5%	4.7%	4.6%	5.1%	4.9%	5.6%
Weighted average term to maturity (months)	268	340	266	317	260	320	272
Weighted average LTV (2)	65.0%	86.7%	51.2%	104.9%	51.0%	109.0%	65.6%
Loans 90+ days delinquent (UPB)	$156,856	$10,906	$57,127	$30,361	$191,756	$118,279	$565,285

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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $223.2 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 70%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at December 31, 2022:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	31.5%
Florida	12.0%
Texas	6.0%
New York	4.9%
Georgia	4.9%

Securities

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

Agency MBS

The payment of principal and/or interest we receive on our Agency MBS, which depend directly upon payments on the mortgages underlying such securities, are guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Fannie Mae and Freddie Mac are GSEs, and while their guarantees are not explicitly backed by the full faith and credit of the United States, we do not consider that we are exposed to significant credit risk. Ginnie Mae is part of a U.S. Government agency and its guarantees are explicitly backed by the full faith and credit of the United States. Overall, investments in Agency MBS are not considered to be subject to significant credit risk.

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

At December 31, 2022, we had access to various sources of liquidity, including $334.2 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at December 31, 2022, we had $38.2 million of unencumbered residential whole loans.

PREPAYMENT RISK

Premiums arise when we acquire an MBS or loan at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value) or when we acquire residential whole loans at a price in excess of their aggregate principal balance.  Conversely, discounts arise when we acquire an MBS or loan at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Premiums paid are amortized against interest income and accretable purchase discounts on these investments are accreted to interest income.  Purchase premiums, which are primarily carried on our Purchased Performing Loans (excluding Transitional loans that are typically purchased at par), are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity.  An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets. Fees payable by borrowers on the early repayment of certain of our Purchased Performing Loans serve to mitigate the impact on our income of higher prepayment rates. Generally, if prepayments on residential whole loans purchased at significant discounts and not accounted for at fair value are less than anticipated, we expect that the income recognized on these assets will be reduced and impairments and/or credit loss reserves may result.

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
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of MFA Financial, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement schedule IV – Mortgage Loans on Real Estate (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 23, 2023 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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
Assessment of the valuation of residential whole loans, at fair value
As discussed in Notes 2, 3 and 13 to the consolidated financial statements, the Company records certain residential whole loans at fair value on its consolidated balance sheet as a result of a fair value election made at the time of acquisition. As of December 31, 2022, the recorded balance of the Company’s residential whole loans, at fair value was $5.7 billion. The Company determines the fair value of its residential whole loans held at fair value after considering valuations obtained from third-parties that specialize in providing valuations of residential mortgage loans. The valuation approach applied generally depends on whether the loan is considered performing or non-performing at the date the valuation is performed. For performing loans, estimates of fair value are derived using a discounted cash flow approach, where estimates of cash flows are determined from the scheduled payments, adjusted using forecasted prepayment, default and loss given default rates. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, the estimated value of the collateral, expected costs and estimated home price levels. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of residential whole loans, at fair value. This included controls related to the Company’s process to evaluate property appraised values and residential whole loan valuations. We involved valuation professionals with specialized skills and knowledge who assisted in evaluating the Company’s internal controls specific to the assessment of the third-party developed valuation techniques and models.

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
Assessment of the allowance for credit losses on certain residential whole loans held at carrying value
As discussed in Note 2 and 3 to the consolidated financial statements, the Company’s total allowance for credit losses on residential whole loans held at carrying value as of December 31, 2022 was $35.3 million (the December 31, 2022 ACL). The Company estimated the December 31, 2022 ACL using a current expected credit losses methodology which is based on relevant information about historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the loan balances, specific to the Company’s loan portfolio segments grouped by shared risk characteristics which include Non-Qualified Mortgages (non-QM loans), Transitional loans, Single-Family Rental loans, Seasoned Performing loans, and Purchased Credit Deteriorated loans. These expected credit losses are generally calculated based on the estimated probability of default and loss severity of loans in the portfolio, which involves projecting each loan’s expected cash flows based on their contractual terms, expected prepayments, and estimated default and loss severity rates. These results were not discounted. The default and severity rates were estimated based on the following steps: (i) obtained the Company’s historical experience through an entire economic cycle for each loan type or, to the extent the Company did not have sufficient historical loss experience for a given loan type, publicly available data derived from the historical loss experience of certain banks, which data the Company believes is generally representative of its portfolio, (ii) obtained historical economic data (U.S. unemployment rates and home price appreciation) over the same period, and (iii) estimated default and severity rates during three distinct future periods based on historical default and severity rates during periods when economic conditions similar to those forecasted were experienced. The default and severity rates were applied to the estimated amount of loans outstanding during each future period, based on contractual terms and expected prepayments. Expected prepayments are estimated based on historical experience and current and expected future economic conditions, including market interest rates. The three periods were as follows: (i) a one-year forecast of economic conditions based on U.S. unemployment rates and home price appreciation, followed by (ii) a two-year “reversion” period during which economic conditions (U.S. unemployment rates and home price appreciation) are projected to revert to historical averages on a straight line basis, followed by (iii) the remaining life of each loan, during which period economic conditions (U.S. unemployment rates and home price appreciation) are projected to equal historical averages. The Company forecasts future economic conditions based on forecasts provided by an external preparer of economic forecasts, as well as its own knowledge of the market and its portfolio. The Company may considers multiple scenarios and select the one that it believes results in the most reasonable estimate of expected losses. The Company may apply qualitative adjustments to these expected loss estimates, which are determined based on a variety of factors, including differences between the Company’s loan portfolio and the loan portfolios represented by data available in regulatory filings of certain banks that are considered to have similar loan portfolios (available proxy data), and differences between current (and expected future) market conditions in comparison to market conditions that occurred in historical periods.
We identified the assessment of the December 31, 2022 ACL associated with the Company’s non-QM loans and Purchased Credit Deteriorated loans as a critical audit matter. A high degree of audit effort, including specialized skills and knowledge, and subjective and complex auditor judgment was involved in the assessment of the December 31, 2022 ACL for these loans due to significant measurement uncertainty. Specifically, the assessment encompassed the evaluation of the December 31, 2022 ACL methodology, including the methods and models used to estimate the expected prepayments and default and loss severity rates and their significant assumptions. Such significant assumptions included the reasonable and supportable forecasts, including reversion periods and macroeconomic forecast scenario, and the composition of the publicly available data derived from the historical loss experience of certain banks. The assessment also included the evaluation of the qualitative factors and their significant assumptions. Such significant assumptions were sensitive to variation, such that minor changes in the assumption can cause significant changes in the estimates. The assessment also included an evaluation of the conceptual soundness and performance of the prepayment, default and loss severity models. In addition, auditor judgment was required to evaluate the sufficiency of audit evidence obtained.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the Company’s measurement of the December 31, 2022 ACL estimate, including controls over the:
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
We evaluated the Company’s process to develop the December 31, 2022 ACL estimate by testing certain sources of data, factors, and assumptions that the Company used, and considered the relevance and reliability of such data, factors, and assumptions. In addition, we involved credit risk professionals with specialized skills and knowledge, who assisted in:
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
We also assessed the sufficiency of the audit evidence obtained related to the December 31, 2022 ACL by evaluating the:
•cumulative results of the audit procedures
•qualitative aspects of the Company’s accounting practices
•potential bias in the accounting estimates.

/s/ KPMG LLP

We have served as the Company’s auditor since 2011.

New York, New York
February 23, 2023

MFA FINANCIAL, INC.
CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)	December 31, 2022	December 31, 2021
Assets:
Residential whole loans, net ($5,727,524 and $5,305,349 held at fair value, respectively) (1)(2)	$7,518,739	$7,913,000
Securities, at fair value (2)	333,364	256,685
Cash and cash equivalents	334,183	304,696
Restricted cash	159,898	99,751
Other assets (2)	766,221	565,556
Total Assets	$9,112,405	$9,139,688

Liabilities:
Financing agreements ($3,898,744 and $3,266,773 held at fair value, respectively)	$6,812,086	$6,378,782
Other liabilities	311,470	218,058
Total Liabilities	$7,123,556	$6,596,840

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	110
Common stock, $0.01 par value; 874,300 and 874,300 shares authorized; 101,802 and 108,138 shares issued and outstanding, respectively	1,018	1,082
Additional paid-in capital, in excess of par	3,684,291	3,775,482
Accumulated deficit	(1,717,991)	(1,279,484)
Accumulated other comprehensive income	21,341	45,578
Total Stockholders’ Equity	$1,988,849	$2,542,848
Total Liabilities and Stockholders’ Equity	$9,112,405	$9,139,688

(1)Includes approximately $4.0 billion and $3.0 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at December 31, 2022 and December 31, 2021, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2022	2021	2020
Interest Income:
Residential whole loans	$441,223	$303,468	$332,212
Securities, at fair value	28,921	56,690	90,094
Other interest-earning assets	7,437	1,800	9,850
Cash and cash equivalent investments	4,838	344	676
Interest Income	$482,419	$362,302	$432,832

Interest Expense:
Asset-backed and other collateralized financing arrangements	$243,083	$104,597	$242,039
Other interest expense	15,760	15,788	26,719
Interest Expense	$258,843	$120,385	$268,758

Net Interest Income	$223,576	$241,917	$164,074

Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	$2,646	$44,863	$(22,381)
Provision for Credit Losses on Other Assets	(28,579)	—	—
Net Interest Income after (Provision)/Reversal of Provision for Credit Losses	$197,643	$286,780	$141,693

Other (Loss)/Income, net:
Net (loss)/gain on residential whole loans measured at fair value through earnings	(866,762)	16,243	16,386
Net realized loss on residential whole loans held at carrying value	—	—	(273,030)
Impairment and other net (loss)/gain on securities and other portfolio investments	(25,067)	74,496	(350,567)
Net gain on real estate owned	25,379	22,838	5,391
Net gain/(loss) on derivatives used for risk management purposes	255,179	1,426	(61,249)
Net gain/(loss) on securitized debt measured at fair value through earnings	290,639	15,027	(11,929)
Lima One - origination, servicing and other fee income	46,745	22,600	—
Other, net	9,297	12,473	(4,571)
Other (Loss)/Income, net	$(264,590)	$165,103	$(679,569)

Operating and Other Expense:
Compensation and benefits	$76,728	$53,817	$31,042
Other general and administrative expense	35,812	31,729	25,666
Loan servicing, financing and other related costs	42,894	30,867	40,372
Amortization of intangible assets	9,200	6,600	—
Costs associated with restructuring/forbearance agreement	—	—	44,434
Operating and Other Expense	$164,634	$123,013	$141,514

Net (Loss)/Income	$(231,581)	$328,870	$(679,390)
Less Preferred Stock Dividend Requirement	$32,875	$32,875	$29,796
Net (Loss)/Income Available to Common Stock and Participating Securities	$(264,456)	$295,995	$(709,186)

Basic (Loss)/Earnings per Common Share	$(2.57)	$2.66	$(6.28)
Diluted (Loss)/Earnings per Common Share	$(2.57)	$2.63	$(6.28)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)

	For the Year Ended December 31,
(In Thousands)	2022	2021	2020
Net (loss)/income	$(231,581)	$328,870	$(679,390)
Other Comprehensive (Loss):
Unrealized (losses)/gains on securities available-for-sale	(25,492)	(32,774)	420,281
Reclassification adjustment for securities sales included in net income	—	—	(389,127)
Reclassification adjustment for impairments included in net income	—	—	(344,269)
Derivative hedging instrument fair value changes, net	—	—	(50,127)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	1,255	1,059	(2,314)
Reclassification adjustment for losses related to hedging instruments included in net income	—	—	72,802
Other Comprehensive (Loss)	(24,237)	(31,715)	(292,754)
Comprehensive (loss)/income before preferred stock dividends	$(255,818)	$297,155	$(972,144)
Dividends required on preferred stock	(32,875)	(32,875)	(29,796)
Comprehensive (Loss)/Income Available to Common Stock and Participating Securities	$(288,693)	$264,280	$(1,001,940)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
	For the Year Ended December 31, 2022
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.5% Series C Fixed-to-Floating Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	11,000	$110	8,000	$80	108,138	$1,082	$3,775,482	$(1,279,484)	$45,578	$2,542,848
Net loss	—	—	—	—	—	—	—	(231,581)	—	(231,581)
Issuance of common stock, net of expenses	—	—	—	—	197	1	1,097	—	—	1,098
Repurchase of shares of common stock (1)	—	—	—	—	(6,533)	(65)	(103,188)	—	—	(103,253)
Equity based compensation expense	—	—	—	—	—	—	11,335	—	—	11,335
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(435)	(1,997)	—	(2,432)
Dividends declared on common stock ($1.67 per share)	—	—	—	—	—	—	—	(171,426)	—	(171,426)
Dividends declared on Series B Preferred Stock ($1.875 per share)	—	—	—	—	—	—	—	(15,000)	—	(15,000)
Dividends declared on Series C Preferred Stock ($1.625 per share)	—	—	—	—	—	—	—	(17,875)	—	(17,875)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(628)	—	(628)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(25,492)	(25,492)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	1,255	1,255
Balance at December 31, 2022	11,000	$110	8,000	$80	101,802	$1,018	$3,684,291	$(1,717,991)	$21,341	$1,988,849

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Year Ended December 31, 2021
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.5% Series C Fixed-to-Floating Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2020	11,000	$110	8,000	$80	112,929	$1,129	$3,851,517	$(1,405,327)	$77,293	$2,524,802
Net Income	—	—	—	—	—	—	—	328,870	—	328,870
Issuance of common stock, net of expenses	—	—	—	—	288	3	1,829	—	—	1,832
Repurchase of shares of common stock (1)	—	—	—	—	(5,079)	(50)	(86,343)	—	—	(86,393)
Equity based compensation expense	—	—	—	—	—	—	9,038	—	—	9,038
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	(559)	(278)	—	(837)
Dividends declared on common stock ($1.540 per share)	—	—	—	—	—	—	—	(169,275)	—	(169,275)
Dividends declared on Series B Preferred Stock ($1.875 per share)	—	—	—	—	—	—	—	(15,000)	—	(15,000)
Dividends declared on Series C Preferred Stock ($1.625 per share)	—	—	—	—	—	—	—	(17,875)	—	(17,875)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(599)	—	(599)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(32,774)	(32,774)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	1,059	1,059
Balance at December 31, 2021	11,000	$110	8,000	$80	108,138	$1,082	$3,775,482	$(1,279,484)	$45,578	$2,542,848

	For the Year Ended December 31, 2020
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.5% Series C Fixed-to-Floating Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.5% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2019	—	$—	8,000	$80	113,092	$1,131	$3,643,734	$(631,040)	$370,047	$3,383,952
Cumulative effect adjustment on adoption of new accounting standard ASU 2016-13	—	—	—	—	—	—	—	(8,326)	—	(8,326)
Net loss	—	—	—	—	—	—	—	(679,390)	—	(679,390)
Issuance of Series C Preferred Stock, net of expenses	11,000	110	—	—	—	—	265,942	—	—	266,052
Issuance of common stock, net of expenses	—	—	—	—	3,448	34	7,419	—	—	7,453
Repurchase of shares of common stock (1)	—	—	—	—	(3,611)	(36)	(53,541)	—	—	(53,577)
Equity based compensation expense	—	—	—	—	—	—	6,715	—	—	6,715
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	856	—	—	856
Dividends declared on common stock ($0.500 per share)	—	—	—	—	—	—	—	(56,546)	—	(56,546)
Dividends declared on Series B Preferred Stock ($1.875 per share)	—	—	—	—	—	—	—	(15,000)	—	(15,000)
Dividends declared on Series C Preferred Stock ($1.345 per share)	—	—	—	—	—	—	—	(14,796)	—	(14,796)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(229)	—	(229)
Change in unrealized losses on MBS, net	—	—	—	—	—	—	—	—	(313,115)	(313,115)
Derivative hedging instruments fair value changes and amortization, net	—	—	—	—	—	—	—	—	22,675	22,675
Warrants issued and repurchased, net	—	—	—	—	—	—	(19,608)	—	—	(19,608)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	(2,314)	(2,314)
Balance at December 31, 2020	11,000	$110	8,000	$80	112,929	$1,129	$3,851,517	$(1,405,327)	$77,293	$2,524,802

(1) For the year ended December 31, 2022, includes approximately $1.0 million (56,690 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2021, includes approximately $799,000 (53,281 shares) surrendered for tax purposes related to equity-based compensation awards. For the year ended December 31, 2020, includes approximately $2.7 million (90,134 shares) surrendered for tax purposes related to equity-based compensation awards.
The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
	For the Year Ended December 31,
(In Thousands)	2022	2021	2020
Cash Flows From Operating Activities:
Net (loss)/income	$(231,581)	$328,870	$(679,390)
Adjustments to reconcile net income to net cash provided by operating activities:
Net loss/(gain) on residential whole loans	866,762	(12,931)	246,419
Impairment and other net loss/(gain) on securities and other portfolio investments, net	25,067	(74,602)	350,567
Net gain on real estate owned	(24,473)	(18,772)	(2,486)
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities, and amortization of terminated hedging instruments	(27,314)	(59,424)	10,949
Provision/(Reversal of provision) for credit losses on residential whole loans and other assets	25,933	(48,355)	22,121
Net (gain)/loss on derivatives used for risk management purposes	(247,898)	(2,095)	60,680
Net margin received/(paid) for derivatives used for risk management purposes	214,754	574	—
Net (gain)/loss on securitized debt measured at fair value through earnings	(290,639)	(14,391)	11,929
Net other non-cash losses included in net income	27,503	27,388	28,480
Decrease/(Increase) in other assets	40,077	(20,015)	39,930
(Decrease)/Increase in other liabilities	(12,114)	14,046	(50,803)
Net cash provided by operating activities	$366,077	$120,293	$38,396

Cash Flows From Investing Activities:
Purchases of residential whole loans, loan related investments and capitalized advances	$(3,206,941)	$(4,516,971)	$(1,477,320)
Proceeds from sales of residential whole loans, and residential whole loan repurchases	—	—	1,510,902
Principal payments on residential whole loans and loan related investments	1,878,802	2,012,901	1,825,606
Increase in cash balances resulting from Lima One purchase transaction, net	—	6,121	—
Purchases of securities	—	—	(163,748)
Proceeds from sales of securities and other assets	15,660	—	3,790,148
Principal payments on securities	53,121	157,297	633,194
Purchases of real estate owned and capital improvements	(978)	(1,338)	(10,198)
Proceeds from sales of real estate owned	133,980	187,010	279,786
Additions to leasehold improvements, furniture and fixtures	(300)	(12,048)	(4,862)
Net cash used in investing activities	$(1,126,656)	$(2,167,028)	$6,383,508

Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(2,971,332)	$(1,822,198)	$(21,810,920)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	2,631,606	3,022,279	14,008,042
Principal payments on other collateralized financing agreements	(2,152,143)	(1,883,068)	(1,733,345)
Proceeds from borrowings under other collateralized financing agreements	3,676,510	2,692,576	3,803,150
Payment made for other collateralized financing agreement related costs	(16,390)	(7,145)	(1,699)
Principal payment on redemption of Senior notes	—	(100,000)	—
Payments made for settlements and unwinds of Swaps designated as hedges	—	—	(60,022)
Proceeds from issuance of series C preferred stock	—	—	275,000
Payments made for costs related to series C preferred stock issuance	—	—	(8,948)
Proceeds from issuances of common stock	1,183	1,825	7,441
Payments made for the repurchase of common stock through the stock repurchase program	(102,311)	(85,591)	(50,835)
Proceeds from the issuance of warrants	—	—	14,041
Payments made for the repurchase of warrants	—	—	(33,650)
Dividends paid on preferred stock	(32,875)	(32,875)	(29,796)
Dividends paid on common stock and dividend equivalents	(184,035)	(156,140)	(113,508)
Net cash provided by/(used in) financing activities	$850,213	$1,629,663	$(5,735,049)
Net increase in cash, cash equivalents and restricted cash	$89,634	$(417,072)	$686,855
Cash, cash equivalents and restricted cash at beginning of period	$404,447	$821,519	$134,664
Cash, cash equivalents and restricted cash at end of period	$494,081	$404,447	$821,519

Supplemental Disclosure of Cash Flow Information
Interest Paid	$239,185	$116,966	$254,270

			(continued)

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$82,911	$72,304	$96,766
Dividends and dividend equivalents declared and unpaid	$35,769	$47,751	$34,016
Right-of-use lease asset and lease liability	$—	$40,893	$—
Repayment of Lima One preferred stock in connection with the Lima One transaction	$—	$22,030	$—
Receivable for sale of unsettled residential whole loans	$275,656	$—	$—
Payable for purchase of unsettled Agency MBS	$132,025	$—	$—
Deconsolidation of securitized Agency eligible investor loans and related debt	$490,952	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with U.S. generally accepted accounting principles (“GAAP”).  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas: impairment, valuation allowances and loss allowances on residential whole loans (see Note 3), mortgage-backed securities (“MBS”), credit risk transfer (“CRT”) securities and mortgage servicing rights (“MSR”)-related assets (collectively, “Securities, at fair value”) (see Note 4) and Other assets (see Note 5), valuation of Securities, at fair value (see Notes 4 and 13), income recognition and valuation of residential whole loans (see Notes 3 and 13), valuation of financing agreements (Notes 6 and 13), and valuation of derivative instruments (see Notes 5(d) and 13). In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (see Note 8). Actual results could differ from those estimates.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

Purchased Performing Loans

Acquisitions of Purchased Performing Loans to date (which include loans purchased from third parties or loans originated by Lima One) have been primarily comprised of: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (“Non-QM loans”), (ii) short-term business purpose loans collateralized by residential and multi-family properties made to non-occupant borrowers that intend to rehabilitate and sell the properties (“Transitional loans” or “TL”) (also sometimes referred to as “Rehabilitation loans” or “Fix and Flip loans”), (iii) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (“Single-family rental loans”), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (“Agency eligible investor loans”), and (v) previously originated loans secured by residential real estate that is generally owner occupied (“Seasoned performing loans”). Purchased Performing Loans are initially recorded at their purchase price (or amount funded for originated loans). Interest income on Purchased Performing Loans acquired at par is accrued based on each loan’s current interest bearing balance and current interest rate. Interest income on such loans acquired at a premium/discount to par is recorded each period based on the contractual coupon net of any amortization of premium or accretion of discount, adjusted for actual prepayment activity. For loans acquired with related servicing rights retained by the seller, interest income is reported net of related serving costs.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

The aggregate allowance for credit losses is equal to the sum of the losses expected over the life of each respective loan. Expected losses are generally calculated based on the estimated probability of default and loss severity of loans in the portfolio, which involves projecting each loan’s expected cash flows based on their contractual terms, expected prepayments, and estimated default and loss severity rates. The results were not discounted. The default and severity rates were estimated based on the following steps: (i) obtained the Company’s historical experience through an entire economic cycle for each loan type or, to the extent the Company did not have sufficient historical loss experience for a given loan type, publicly available data derived from the historical loss experience of certain banks, which data the Company believes is generally representative of its portfolio, (ii) obtained historical economic data (U.S. unemployment rates and home price appreciation) over the same period, and (iii) estimated default and severity rates during three distinct future periods based on historical default and severity rates during periods when economic conditions similar to those forecasted were experienced. The default and severity rates were applied to the estimated amount of loans outstanding during each future period, based on contractual terms and expected prepayments. Expected prepayments are estimated based on historical experience and current and expected future economic conditions, including market interest rates. The three periods were as follows: (i) a one-year forecast of economic conditions based on U.S. unemployment rates and home price appreciation, followed by (ii) a two-year “reversion” period during which economic conditions (U.S. unemployment rates and home price appreciation) are projected to revert to historical averages on a straight line basis, followed by (iii) the remaining life of each loan, during which period economic conditions (U.S. unemployment rates and home price appreciation) are projected to equal historical averages. In addition, a liability is established (and recorded in Other Liabilities) each period using a similar methodology for committed but undrawn loan amounts. The Company forecasts future economic conditions based on forecasts provided by an external preparer of economic forecasts, as well as its own knowledge of the market and its portfolio. The Company may consider multiple scenarios and select the one that it believes results in the most reasonable estimate of expected losses. The Company may apply qualitative adjustments to these results as further described in Note 3. For certain loans where foreclosure has been deemed to be probable, loss estimates are based on whether the value of the underlying collateral is sufficient to recover the carrying value of the loan. This methodology has not changed significantly from the calculation of the allowance for credit losses in prior periods.

Purchased Credit Deteriorated Loans

The Company has elected to account for these loans as credit deteriorated as they have experienced a deterioration in credit quality since origination and prior to our purchase and were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Substantially all of these loans have previously experienced payment delinquencies and the amount owed may exceed the value of the property pledged as collateral. Consequently, these loans generally have a higher likelihood of default than newly originated mortgage loans with loan-to-value ratios (“LTVs”) of 80% or less to creditworthy borrowers. The Company believes that amounts paid to acquire these loans represent fair market value at the date of acquisition. Loans considered credit deteriorated are initially recorded at the purchase price on a net basis, after establishing an initial allowance for credit losses (their initial cost basis is equal to their purchase price plus the initial allowance for credit losses). Subsequent to acquisition, the gross recorded amount for these loans reflects the initial cost basis, plus accretion of interest income, less principal and interest cash flows received. Purchased Credit Deteriorated Loans acquired prior to the second quarter of 2021, or where the fair value option was not otherwise elected, are presented on the Company’s consolidated balance sheets at carrying value, which reflects the recorded cost basis reduced by any allowance for credit losses. Interest income on such loans purchased is recorded each period based on the contractual coupon net of amortization of the difference between their cost basis and unpaid principal balance (“UPB”), subject to the Company’s nonaccrual policy.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Residential Whole Loans at Fair Value

Certain of the Company’s residential whole loans are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of acquisition. Prior to the second quarter of 2021, this accounting election was made primarily on Purchased Non-performing Loans. Starting in the second quarter of 2021, the Company made the fair value election on all loan acquisitions, which, to date, have been comprised exclusively of Purchased Performing Loans including loans originated by Lima One since its consolidation. The Company generally considers accounting for these loans at fair value to be more reflective of the expected pattern of returns from these loans under current economic conditions. The Company determines the fair value of its residential whole loans held at fair value after considering portfolio valuations obtained from third-parties that specialize in providing valuations of residential mortgage loans and trading activity observed in the marketplace. Subsequent changes in fair value are reported in current period earnings and presented in Net (loss)/gain on residential whole loans measured at fair value through earnings on the Company’s consolidated statements of operations.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Other Residential Mortgage Securities

The Company has invested in residential MBS that are issued or guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as the Government National Mortgage Association (“Ginnie Mae”) (collectively, “Agency MBS”), and residential MBS that are not guaranteed by any agency of the U.S. Government or any federally chartered corporation (“Non-Agency MBS”). In addition, the Company has investments in CRT securities that are issued by or sponsored by Fannie Mae and Freddie Mac. The coupon payments on CRT securities are paid by the issuer and the principal payments received are dependent on the performance of loans in either a reference pool or an actual pool of loans. As the loans in the underlying pool are paid, the principal balance of the CRT securities is paid. As an investor in a CRT security, the Company may incur a principal loss if the performance of the actual or reference pool loans results in either an actual or calculated loss that exceeds the credit enhancement of the security owned by the Company.

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

The Company has elected the fair value option for its Agency and Non-Agency MBS. These securities are carried at their fair value with changes in fair value included in earnings for the period and reported in Other Income, net on the Company’s consolidated statements of operations.

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

Revenue Recognition, Premium Amortization and Discount Accretion

Interest income on securities is accrued based on their outstanding principal balance and their contractual terms. Premiums and discounts associated with Non-Agency MBS assessed as high credit quality at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayment activity.

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
DECEMBER 31, 2022
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

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at December 31, 2022 and December 31, 2021. At December 31, 2022 and December 31, 2021, the Company had cash and cash equivalents of $334.2 million and $304.7 million, respectively. At December 31, 2022, the Company had $267.1 million of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. As of December 31, 2021, the Company had $215.8 million worth of investments in overnight money market funds. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).

(e)  Restricted Cash

Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, Swaps and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreements and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements and/or Swaps.  The Company had aggregate restricted cash of $159.9 million and $99.8 million at December 31, 2022 and December 31, 2021, respectively (see Notes 5(d), 6 and 13).

(f)  Goodwill & Intangible Assets

At December 31, 2022 and December 31, 2021, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, and other intangible assets of $12.2 million and $21.4 million, respectively (net of amortization), primarily comprised of customer relationships, non-competition agreements (fully amortized as of June 30, 2022), trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One (see Note 5(b)). The intangible assets are amortized over their expected useful lives, which ranged from one to ten years at acquisition. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances that could reduce the fair value of the Lima One reporting unit (a component of the Lima One segment) below its carrying amount. Through December 31, 2022, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

The Company makes dividend equivalent payments in connection with certain of its equity-based awards.  A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Company’s Equity Compensation Plan (the “Equity Plan”), and they are paid in cash at such times and in accordance with such rules, terms and conditions, as the Compensation Committee may determine in its discretion.  Dividend equivalent payments are generally charged to Stockholders’ Equity to the extent that the attached equity awards are expected to vest.  Compensation expense is also recognized for dividend equivalent payments to the extent that the equity awards to which such payments relate do not or are not expected to vest and the grantees to whom such payments are made are nonetheless not required to return such dividend equivalent payments to the Company (see Notes 2(l) and 12).

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

During the first quarter of 2020, in response to the turmoil in the financial markets resulting from COVID-19, and given that management no longer considered these transactions to be effective hedges in the then prevailing interest rate environment, the Company terminated all of its then existing Swaps. Changes in the fair value of the Company’s Swaps previously designated in hedging transactions were recorded in OCI provided that the hedge remained effective.  Periodic payments accrued in connection with Swaps designated as hedges were included in interest expense and treated as an operating cash flow. The Company discontinued hedge accounting for the terminated Swaps as it determined that it was no longer probable that the forecasted transactions would occur.

The Company has entered into Swaps that were not designated as hedges for accounting purposes. Changes in the fair value of the Company’s Swaps not designated in hedging transactions are recorded in Other income, net on the Company’s consolidated statements of operations. Swaps are carried on the Company’s consolidated balance sheets at fair value, in Other assets, if their fair value is positive, or in Other liabilities, if their fair value is negative (see Notes 5(d), 6 and 13).

To Be Announced (“TBA”) Securities

The Company has entered into transactions to take short positions in TBA securities in connection with the management of interest rate and other market risks associated with purchases of Agency eligible investor loans. As the Company did not intend to physically settle its transactions in TBA securities, they were required to be accounted for as derivative financial instruments. The Company did not apply hedge accounting to its TBA securities. Accordingly, TBA securities were recorded on the Company’s balance sheets at fair value, with realized and unrealized changes in fair value each period recorded in Other income, net in the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

(r)  New Accounting Standards and Interpretations

Accounting Standards Adopted in 2022

As of December 31, 2022, there were no new accounting standards or interpretations adopted by the Company that had a material effect on its consolidated financial statements in 2022.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

3. Residential Whole Loans

Included on the Company’s consolidated balance sheets at December 31, 2022 and 2021 are approximately $7.5 billion and $7.9 billion, respectively, of residential whole loans generally arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for Purchased Non-performing Loans.
The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at December 31, 2022 and 2021:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Purchased Performing Loans:
Non-QM loans	$987,282	$1,448,162	$2,372,548	$2,013,369	$3,359,830	$3,461,531
Transitional loans (1)	75,188	217,315	1,342,032	517,530	1,417,220	734,845
Single-family rental loans	210,833	331,808	1,165,741	619,415	1,376,574	951,223
Seasoned performing loans	82,932	102,041	—	—	82,932	102,041
Agency eligible investor loans	—	—	51,094	1,082,765	51,094	1,082,765
Total Purchased Performing Loans	$1,356,235	$2,099,326	$4,931,415	$4,233,079	$6,287,650	$6,332,405

Purchased Credit Deteriorated Loans	$470,294	$547,772	$—	$—	$470,294	$547,772

Allowance for Credit Losses	$(35,314)	$(39,447)	$—	$—	$(35,314)	$(39,447)

Purchased Non-Performing Loans	$—	$—	$796,109	$1,072,270	$796,109	$1,072,270

Total Residential Whole Loans	$1,791,215	$2,607,651	$5,727,524	$5,305,349	$7,518,739	$7,913,000

Number of loans	7,126	9,361	16,717	14,734	23,843	24,095
(1)As of December 31, 2022 includes $784.9 million of loans collateralized by one-to-four family residential properties and $632.3 million of loans collateralized by multi-family properties. As of December 31, 2021, includes $521.0 million of loans collateralized by one-to-four family residential properties and $213.9 million of loans collateralized by multi-family properties.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following table presents additional information regarding the Company’s Residential whole loans at December 31, 2022 and 2021:

December 31, 2022

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Delinquency %
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$3,352,471	$3,671,468	5.13%	351	65%	733	$3,520,671	$56,825	$32,253	$61,719	2.6%
Transitional loans (1)	1,411,997	1,431,692	7.78	12	66	746	1,348,815	6,463	2,234	74,180	5.3
Single-family rental loans	1,375,297	1,485,967	5.74	324	69	737	1,442,095	8,431	7,978	27,463	2.4
Seasoned performing loans	82,884	90,843	3.31	151	30	714	84,514	993	937	4,399	5.9
Agency eligible investor loans	51,094	61,816	3.44	344	68	757	61,816	—	—	—	—
Total Purchased Performing Loans	$6,273,743	$6,741,786	5.78%	271							3.1%

Purchased Credit Deteriorated Loans	$448,887	$554,907	4.66%	277	63%	N/A	$403,042	$48,107	$16,270	$87,488	18.7%

Purchased Non-Performing Loans	$796,109	$884,257	5.01%	277	68%	N/A	$444,045	$89,623	$40,554	$310,035	39.6%

Residential whole loans, total or weighted average	$7,518,739	$8,180,950	5.64%	272							8.1%

December 31, 2021

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Delinquency %
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$3,453,242	$3,361,164	5.07%	355	66%	731	$3,165,964	$77,581	$22,864	$94,755	3.5%
Transitional loans (1)	727,964	731,154	7.18	11	67	735	616,733	5,834	5,553	103,034	14.9
Single-family rental loans	949,772	924,498	5.46	329	70	732	898,166	2,150	695	23,487	2.6
Seasoned performing loans	101,995	111,710	2.76	162	37	722	102,047	938	481	8,244	7.8
Agency eligible investor loans	1,082,765	1,060,486	3.40	354	62	767	1,039,257	21,229	—	—	—
Total Purchased Performing Loans	$6,315,738	$6,189,012	5.05%	307							4.2%

Purchased Credit Deteriorated Loans	$524,992	$643,187	4.55%	283	69%	N/A	$456,924	$50,048	$18,736	$117,479	21.2%

Purchased Non-Performing Loans	$1,072,270	$1,073,544	4.87%	283	73%	N/A	$492,481	$87,041	$40,876	$453,146	46.0%

Residential whole loans, total or weighted average	$7,913,000	$7,905,743	4.99%	301							11.2%
(1)As of December 31, 2022 Transitional loans includes $632.3 million of loans collateralized by multi-family properties with a weighted average term to maturity of 18 months and a weighted average LTV ratio of 73%. As of December 31, 2021, Transitional loans includes $213.9 million of loans collateralized by multi-family properties with a weighted average term to maturity of 23 months and a weighted average LTV ratio of 80%.
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
(3)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $223.2 million and $137.3 million at December 31, 2022 and 2021, respectively, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 70% and 71% at December 31, 2022 and 2021, respectively. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.
(4)Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.

During 2022, Agency eligible investor loans with an unpaid principal balance of $337.8 million were sold, realizing losses, before the impact of economic hedging gains and the reversal of previously recognized unrealized losses of $72.3 million. No Residential whole loans were sold during 2021. During 2020, $1.8 billion of Non-QM loans were sold, realizing losses of $273.0 million, and Purchased Non-Performing loans with an aggregate unpaid principal of $24.1 million were sold, realizing net losses of approximately $800,000. In addition, in 2022, the Agency eligible investor loan securitizations were deconsolidated from the Company’s financial statements which resulted in the de-recognition of Agency eligible investor loans with an unpaid principal balance of $598.0 million (see Note 14 for further discussion).

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential Whole Loans, at Carrying Value:

	For the Year Ended December 31, 2022
(Dollars In Thousands)	Non-QM Loans	Transitional Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2021	$8,289	$6,881	$1,451	$46	$22,780	$39,447
Current provision	(909)	(1,460)	(122)	(1)	(975)	(3,467)
Write-offs	(51)	(219)	(27)	—	(226)	(523)
Allowance for credit losses at March 31, 2022	$7,329	$5,202	$1,302	$45	$21,579	$35,457
Current provision/(reversal)	(199)	(23)	174	1	1,877	1,830
Write-offs	—	(118)	(184)	—	(58)	(360)
Allowance for credit losses at June 30, 2022	$7,130	$5,061	$1,292	$46	$23,398	$36,927
Current provision/(reversal)	(242)	583	83	3	120	547
Write-offs	—	(114)	(61)	—	(107)	(282)
Allowance for credit losses at September 30, 2022	$6,888	$5,530	$1,314	$49	$23,411	$37,192
Current provision/(reversal)	471	(13)	(37)	(1)	(1,996)	(1,576)
Write-offs	—	(294)	—	—	(8)	(302)
Allowance for credit losses at December 31, 2022	$7,359	$5,223	$1,277	$48	$21,407	$35,314

	For the Year Ended December 31, 2021
(Dollars In Thousands)	Non-QM Loans	Transitional Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2020	$21,068	$18,371	$3,918	$107	$43,369	$86,833
Current provision	(6,523)	(3,700)	(1,172)	(41)	(10,936)	(22,372)
Write-offs	—	(1,003)	—	—	(214)	(1,217)
Allowance for credit and valuation losses at March 31, 2021	$14,545	$13,668	$2,746	$66	$32,219	$63,244
Current provision/(reversal)	(2,416)	(1,809)	(386)	(9)	(3,963)	(8,583)
Write-offs	(37)	(255)	—	—	(108)	(400)
Allowance for credit losses at June 30, 2021	$12,092	$11,604	$2,360	$57	$28,148	$54,261
Current provision/(reversal)	(2,403)	(2,526)	(670)	(7)	(4,020)	(9,626)
Write-offs	—	(393)	(56)	—	(84)	(533)
Allowance for credit losses at September 30, 2021	$9,689	$8,685	$1,634	$50	$24,044	$44,102
Current provision/(reversal)	(1,400)	(706)	(178)	(4)	(1,142)	(3,430)
Write-offs	—	(1,098)	(5)	—	(122)	(1,225)
Allowance for credit losses at December 31, 2021	$8,289	$6,881	$1,451	$46	$22,780	$39,447

(1)In connection with purchased Transitional loans at carrying value, the Company had unfunded commitments of $8.0 million and $18.5 million as of December 31, 2022 and 2021, respectively, with an allowance for credit losses of $29,000 and $205,000 at December 31, 2022 and 2021, respectively. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 7).
(2)Includes $56.1 million and $87.0 million of loans that were assessed for credit losses based on a collateral dependent methodology as of December 31, 2022 and 2021, respectively.
(3)Includes $48.5 million and $57.4 million of loans that were assessed for credit losses based on a collateral dependent methodology as of December 31, 2022 and 2021, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

The amortized cost basis of Purchased Performing Loans on nonaccrual status as of December 31, 2022 and December 31, 2021 was $195.1 million and $240.2 million, respectively. The amortized cost basis of Purchased Credit Deteriorated Loans on nonaccrual status as of December 31, 2022 and December 31, 2021 was $80.5 million and $108.9 million, respectively. The fair value of Purchased Non-performing Loans on nonaccrual status as of December 31, 2022 and December 31, 2021 was $413.1 million and $588.1 million, respectively. During the year ended December 31, 2022, the Company recognized $18.8 million of interest income on loans on nonaccrual status, including $13.2 million on its portfolio of loans which were non-performing at acquisition. At December 31, 2022 and December 31, 2021, there were approximately $71.7 million and $107.4 million, respectively, of loans held at carrying value on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following table presents certain additional credit-related information regarding our Residential whole loans, at Carrying Value:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2022	2021	2020	2019	2018	Prior	Total
Non-QM loans
LTV <= 80% (1)	$—	$47,343	$189,257	$460,422	$232,400	$28,516	$957,938
LTV > 80% (1)	—	2,128	14,330	5,752	6,078	1,056	29,344
Total Non-QM loans	$—	$49,471	$203,587	$466,174	$238,478	$29,572	$987,282
Year Ended December 31, 2022 Gross write-offs	$—	$—	$—	$—	$51	$—	$51

Transitional loans
LTV <= 80% (1)	$—	$1,182	$5,153	$44,815	$12,727	$3,047	$66,924
LTV > 80% (1)	—	—	—	4,594	1,971	1,699	8,264
Total Transitional loans	$—	$1,182	$5,153	$49,409	$14,698	$4,746	$75,188
Year Ended December 31, 2022 Gross write-offs	$—	$—	$92	$367	$287	$—	$746

Single-family rental loans
LTV <= 80% (1)	$—	$13,487	$25,036	$119,112	$47,476	$3,195	$208,306
LTV > 80% (1)	—	—	313	2,129	85	—	2,527
Total Single-family rental loans	$—	$13,487	$25,349	$121,241	$47,561	$3,195	$210,833
Year Ended December 31, 2022 Gross write-offs	$—	$—	$—	$205	$68	$—	$273

Seasoned performing loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$80,341	$80,341
LTV > 80% (1)	—	—	—	—	—	2,591	2,591
Total Seasoned performing loans	$—	$—	$—	$—	$—	$82,932	$82,932
Year Ended December 31, 2022 Gross write-offs	$—	$—	$—	$—	$—	$—	$—

Purchased credit deteriorated loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$378,816	$378,816
LTV > 80% (1)	—	—	—	—	—	91,478	91,478
Total Purchased credit deteriorated loans	$—	$—	$—	$—	$—	$470,294	$470,294
Year Ended December 31, 2022 Gross write-offs	$—	$—	$—	$—	$—	$400	$400

Total LTV <= 80% (1)	$—	$62,012	$219,446	$624,349	$292,603	$493,915	$1,692,325
Total LTV > 80% (1)	—	2,128	14,643	12,475	8,134	96,824	134,204
Total residential whole loans, at carrying value	$—	$64,140	$234,089	$636,824	$300,737	$590,739	$1,826,529
Year Ended December 31, 2022 Total Gross write-offs	$—	$—	$92	$572	$406	$400	$1,470

(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $223.2 million at December 31, 2022, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting is 70% at December 31, 2022. Certain low value loans secured by vacant lots are categorized as LTV > 80%.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 90 days or more delinquent:

	December 31, 2022
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$61,812	$61,719	67.9%
Transitional loans	73,266	74,180	68.1%
Single-family rental loans	27,466	27,463	72.9%
Seasoned performing loans	4,127	4,399	42.2%
Agency eligible investor loans	—	—	—
Total Purchased Performing Loans	$166,671	$167,761

Purchased Credit Deteriorated Loans	$69,402	$87,488	74.8%

Purchased Non-Performing Loans	$296,697	$310,035	76.9%

Total Residential Whole Loans	$532,770	$565,284

	December 31, 2021
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$96,473	$94,755	64.6%
Transitional loans	103,166	103,034	67.6%
Single-family rental loans	23,524	23,487	73.4%
Seasoned performing loans	7,740	8,244	45.6%
Agency eligible investor loans	—	—	—
Total Purchased Performing Loans	$230,903	$229,520

Purchased Credit Deteriorated Loans	$95,899	$117,479	79.1%

Purchased Non-Performing Loans	$454,443	$453,146	80.2%

Total Residential Whole Loans	$781,245	$800,145

(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following tables present the components of interest income on the Company’s Residential whole loans for the years ended December 31, 2022, 2021 and 2020:

	Held at Carrying Value			Held at Fair Value			Total
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
(In Thousands)	2022	2021	2020	2022	2021	2020	2022	2021	2020
Purchased Performing Loans:
Non-QM loans	$51,359	$75,517	$136,527	$98,384	$21,431	$—	$149,743	$96,948	$136,527
Transitional loans	7,810	22,424	49,484	67,714	10,705	—	75,524	33,129	49,484
Single-family rental loans	15,314	24,863	27,722	53,661	9,306	—	68,975	34,169	27,722
Seasoned performing loans	4,673	6,684	8,793	—	—	—	4,673	6,684	8,793
Agency eligible investor loans	—	—	—	30,361	11,667	—	30,361	11,667	—
Total Purchased Performing Loans	$79,156	$129,488	$222,526	$250,120	$53,109	$—	$329,276	$182,597	$222,526

Purchased Credit Deteriorated Loans	$33,427	$40,130	$36,238	$—	$—	$—	$33,427	$40,130	$36,238

Purchased Non-Performing Loans	$—	$—	$—	$78,520	$80,741	$73,448	$78,520	$80,741	$73,448

Total Residential Whole Loans	$112,583	$169,618	$258,764	$328,640	$133,850	$73,448	$441,223	$303,468	$332,212

4.                   Securities, at Fair Value

Term Notes Backed by MSR-Related Collateral

At December 31, 2022 and 2021, the Company had $97.9 million and $153.8 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At December 31, 2022, these term notes had an amortized cost of $86.4 million, gross unrealized gains of approximately $11.5 million, a weighted average yield of 14.3% and a weighted average term to maturity of 0.8 years. At December 31, 2021, the term notes had an amortized cost of $121.4 million, gross unrealized gains of approximately $32.4 million, a weighted average yield of 10.3% and a weighted average term to maturity of 1.7 years. During the three months ended March 31, 2020, the Company recognized an impairment loss related to its term notes of $280.8 million based on its intent to sell, or the likelihood it will be required to sell, such notes.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Agency and Non-Agency MBS

The Company’s MBS are comprised of Agency MBS and Non-Agency MBS.
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

The following tables present certain information about the Company’s Agency, Non-Agency and CRT securities at December 31, 2022 and 2021:

December 31, 2022

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Total residential mortgage securities (2)(3)(4)(5)	$241,814	$6,306	$(6,272)	$(14,833)	$227,015	$9,974	$(1,523)	$8,451	$235,466

December 31, 2021

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Total residential mortgage securities (2)(3)	$99,999	$7,466	$(55)	$(20,768)	$86,642	$16,282	$(10)	$16,272	$102,914

(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Amounts disclosed at December 31, 2022 include CRT securities with a fair value of $48.6 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $131,000 and gross unrealized losses of approximately $1.2 million at December 31, 2022. Amounts disclosed at December 31, 2021 includes CRT securities with a fair value of $67.5 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $1.8 million and gross unrealized losses of approximately $10,000 at December 31, 2021.
(4)Amounts disclosed at December 31, 2022 include Non-Agency MBS with a fair value of $24.6 million for which the fair value option has been elected. Such securities had no gross unrealized gains and no gross unrealized losses at December 31, 2022.
(5)Amounts disclosed at December 31, 2022 include Agency MBS with a fair value of $131.7 million for which the fair value option has been elected. Such securities had no gross unrealized gains and gross unrealized losses of approximately $325,000 at December 31, 2022.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

Impairment and other net (loss)/gain on securities and other portfolio investments

The following table present the components of Impairment and other net (loss)/gain on securities and other portfolio investments for the years ended December 31, 2022, 2021 and 2020, which is presented in Other income in the consolidated statements of operations:

	For the Year Ended December 31,
(In Thousands)	2022	2021	2020
Net unrealized (loss)/gain on securities	$(3,230)	$1,607	$(10,486)
Net realized gain from the sale of securities	84	—	90,408
Impairment of securities	—	—	(344,269)
Total Impairment and other net (loss)/gain on securities	$(3,146)	$1,607	$(264,347)

Net unrealized loss on other portfolio investments	$(21,921)	$—	$—
Net realized loss on other portfolio investments	—	—	(5,407)
Reversal of impairment/(Impairment) other portfolio investments (1)	—	33,956	(80,813)
Gain on investment in Lima One common equity	—	38,933	—
Total Impairment and other net (loss)/gain on securities and other portfolio investments	$(25,067)	$74,496	$(350,567)

(1)Includes impairment in 2020 and 2021 related to a preferred equity investment in a loan originator, which was restructured in December 2021 and subsequently assessed as debt for accounting purposes. Accordingly, subsequent impairments on this investment recorded in 2022 are reflected as “Provision for Credit Losses on Other Assets” in the Company’s consolidated statement of operations.

The following table presents information about the Company’s sales of its securities for the years ended December 31, 2022, 2021 and 2020. The Company has no continuing involvement with any of the sold securities.

	For the Year Ended December 31,
	2022		2021		2020
(In Thousands)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)	Sales Proceeds	Gains/(Losses)
Agency MBS	$—	$—	$—	$—	$1,500,875	$(19,291)
Non-Agency MBS	—	—	—	—	1,318,958	107,999
CRT securities	15,660	84	—	—	243,025	(27,011)
MSR-related assets	—	—	—	—	711,698	28,711
Total	$15,660	$84	$—	$—	$3,774,556	$90,408

Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities at December 31, 2022.

The Company did not recognize an allowance for credit losses (or other than temporary impairment in prior year periods) through earnings related to its MBS for the years ended December 31, 2022 and 2021. During the three months ended March 31, 2020, the Company recognized an aggregate impairment loss related to its MBS of $63.5 million based on its intent to sell, or the likelihood it will be required to sell, certain securities at such time.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31,
(In Thousands)	2022	2021	2020
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$46,833	$79,607	$392,722
Unrealized (losses)/gains on securities available-for-sale	(25,492)	(32,774)	420,281
Reclassification adjustment for MBS sales included in net income	—	—	(389,127)
Reclassification adjustment for impairment included in net income	—	—	(344,269)
Change in AOCI from AFS securities	(25,492)	(32,774)	(313,115)
Balance at end of period	$21,341	$46,833	$79,607

Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
(In Thousands)	2022	2021	2020
Residential Mortgage Securities
Coupon interest	$4,793	$4,076	$47,686
Effective yield adjustment (1)(2)(3)	3,143	13,265	6,450
Interest income	$7,936	$17,341	$54,136

MSR-related assets
Coupon interest	$6,610	$7,462	$25,970
Effective yield adjustment (1)(2)(4)	14,374	31,887	9,987
Interest income	$20,984	$39,349	$35,957

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
(3)Includes accretion income recognized due to the impact of redemptions of certain securities that had been previously purchased at a discount of $8.8 million during the year ended December 31, 2021.
(4)Includes $7.8 million and $20.5 million of accretion income recognized during the years ended December 31, 2022 and 2021, respectively, due to the impact of the redemption at par of MSR-related assets that had been held at amortized cost basis below par due to an impairment charge recorded in the first quarter of 2020.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
5.    Other Assets

The following table presents the components of the Company’s Other assets at December 31, 2022 and 2021:

(In Thousands)	December 31, 2022	December 31, 2021
Receivable for sale of unsettled residential whole loans	$275,656	$—
REO (1)	130,605	156,223
Goodwill	61,076	61,076
Intangibles, net (2)	12,200	21,400
Capital contributions made to loan origination partners	28,308	71,673
Other interest-earning assets	63,964	57,522
Interest receivable	68,704	50,191
Other loan related receivables	23,463	34,191
Lease Right-of-Use Asset (3)	39,459	39,370
Other	62,786	73,910
Total Other Assets	$766,221	$565,556

(1)Includes $11.3 million of REO that was held-for-investment at December 31, 2021.
(2)Net of aggregate accumulated amortization of $15.8 million and $6.6 million as of December 31, 2022 and 2021.
(3)An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease (see Notes 2 and 9).

(a) Real Estate Owned
At December 31, 2022, the Company had 388 REO properties with an aggregate carrying value of $130.6 million. At December 31, 2021, the Company had 553 REO properties with an aggregate carrying value of $156.2 million.

At December 31, 2022, $130.1 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $106.4 million of residential whole loans held at carrying value and $244.5 million of residential whole loans held at fair value at December 31, 2022.

The following table presents the activity in the Company’s REO for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
(Dollars In Thousands)	2022	2021
Balance at beginning of period	$156,223	$249,699
Adjustments to record at lower of cost or fair value	(4,255)	(4,772)
Transfer from residential whole loans (1)	82,911	72,304
Purchases and capital improvements, net	978	2,458
Disposals and other (2)	(105,252)	(163,466)
Balance at end of period	$130,605	$156,223

Number of properties	388	553

(1)Includes a net loss recorded on transfer of approximately $1.2 million and $700,000, respectively, for the years ended December 31, 2022 and 2021.
(2)During the year ended December 31, 2022, the Company sold 416 REO properties for consideration of $133.8 million, realizing net gains of approximately $28.7 million. During the year ended December 31, 2021, the Company sold 647 REO properties for consideration of $187.9 million, realizing net gains of approximately $23.5 million. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

(b) Goodwill and Intangible Assets

On July 1, 2021, the Company completed the acquisition of Lima One (see Note 15). In connection with the acquisition of Lima One, the Company identified and recorded goodwill of $61.1 million and finite-lived intangible assets totaling $28.0 million.

The amortization period for each of the finite lived intangible assets and the activity for the years ended December 31, 2022 and 2021 is summarized in the table below:

(Dollars in Thousands)	Acquisition Date July 1, 2021	Amortization Year Ended December 31, 2021	Carrying Value at December 31, 2021	Amortization Year Ended December 31, 2022	Carrying Value at December 31, 2022	Amortization Period (Years) (1)
Trademarks / Trade Names	$4,000	$(200)	$3,800	$(400)	$3,400	10
Customer Relationships	16,000	(4,000)	12,000	(6,000)	6,000	4
Internally Developed Software	4,000	(400)	3,600	(800)	2,800	5
Non-Compete Agreements	4,000	(2,000)	2,000	(2,000)	—	1
Total Identified Intangibles	$28,000	$(6,600)	$21,400	$(9,200)	$12,200

(1) Amortization is calculated on a straight-line basis over the amortization period, except for Customer Relationships, where amortization is calculated based on expected levels of customer attrition.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
(c) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom the Company sources residential mortgage loans through both flow arrangements and bulk purchases. At December 31, 2022, the carrying value of these investments (including adjustments for impairments or mark-to-market changes) was $28.3 million, including $3.7 million of common equity (including partnership interests) and $24.6 million of preferred equity.

During the year ended December 31, 2022, the Company recorded an impairment charge in earnings of $28.6 million against the carrying value of its investment in one loan origination partner, bringing the net carrying value of this investment to zero as of June 30, 2022. This impairment charge was recorded in Provision for credit losses on other assets in the consolidated statement of operations.

Further, for the year ended December 31, 2022, the Company recorded a valuation adjustment of $21.9 million against its investment in a loan origination partner that is accounted for at fair value through earnings. During the year ended December 31, 2021, the Company reversed $10.0 million of previously recorded impairment as two of the Company’s preferred equity investments were repaid in full. In addition, the Company recorded a gain of $24.0 million related to a preferred equity investment that had been previously impaired and that was required to be revalued during the period, as the investee company completed a capital transaction with an unrelated third party. The Company did not record any impairment charges to earnings on investments in loan origination partners during the year ended December 31, 2021. During the year ended December 31, 2020, the Company recorded impairment charges of $65.3 million on investments in certain loan origination partners following an evaluation of the anticipated impact of COVID-19 on economic conditions for the short to medium term. This activity was recorded in Other income in the consolidated statements of operations.

For certain of the Company’s investments, the interests acquired to date by the Company generally do not have a readily determinable fair value. Consequently, the Company accounts for these interests (including any acquired options and warrants) in loan originators initially at cost. The carrying value of these investments will be adjusted if it is determined that an impairment has occurred or if there has been a subsequent observable transaction in either the investee company’s equity securities or a similar security that provides evidence to support an adjustment to the carrying value. In addition, for certain partners, options or warrants have also been acquired that provide the Company the ability to increase the level of its investment if certain conditions are met. At the end of each reporting period, or earlier if circumstances warrant, the Company evaluates whether the nature of its interests and other involvement with the investee entity requires the Company to apply equity method accounting or consolidate the results of the investee entity with the Company’s financial results. On July 1, 2021, the Company completed the acquisition of certain ownership interests in Lima One, which resulted in the Company owning all of Lima One’s outstanding ownership interests (see Note 15). Accordingly, the Company consolidated Lima One’s financial results beginning on that date.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

(d) Derivative Instruments

Swaps

The Company’s derivative instruments include Swaps, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on the Secured Overnight Financing Rate (“SOFR”), on the notional amount of the Swap. At December 31, 2022, none of the Company’s Swaps were designated as hedges for accounting purposes.

In response to the turmoil in the financial markets resulting from COVID-19 experienced during the three months ended March 31, 2020, and given that management no longer considered those transactions to be effective hedges in the then prevailing interest rate environment, the Company unwound all of its then approximately $4.1 billion of Swap hedging transactions late in the first quarter of 2020 in order to recover previously posted margin. Consequently, during the year ended December 31, 2020, the Company concluded that it was appropriate to transfer from AOCI to earnings approximately $57.0 million of losses on Swaps that had previously been designated as hedges for accounting purposes, because the hedged transactions were no longer considered probable to occur.

At December 31, 2022 and 2021, the Company had restricted cash pledged as collateral against its Swap contracts of $60.8 million and $14.4 million, respectively.

At December 31, 2022, the Company had Swaps with an aggregate notional amount of $3.2 billion and an average maturity of approximately 42 months with a maximum term of approximately 78 months.

The following table presents information about the Company’s Swaps at December 31, 2022 and 2021:

	December 31, 2022			December 31, 2021
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days to 12 months	$—	—%	—%	$—	—%	—%
Over 12 months to 24 months	550,010	1.01	4.30	—	—	—
Over 24 months to 36 months	775,000	1.75	4.30	450,010	0.90	0.05
Over 36 months to 48 months	450,000	1.12	4.30	—	—	—
Over 48 months to 60 months	1,075,000	1.86	4.30	450,000	1.12	0.05
Over 60 months to 72 months	—	—	—	—	—	—
Over 72 months to 84 months	310,000	2.95	4.30	—	—	—
Total Swaps	$3,160,010	1.69%	4.30%	$900,010	1.01%	0.05%

(1)Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)Reflects the benchmark variable rate due from the counterparty at the date presented, which rate adjusts daily based on SOFR.

TBA Securities

In order to economically hedge the risks arising from the investments in Agency eligible investor loans, the Company entered into short positions in certain TBA securities. The Company did not have any open short positions in TBA securities at December 31, 2022. The table below summarizes open short positions in TBA securities as of December 31, 2021, which had an aggregate value of ($1.3) million and were included in Other assets/liabilities on the Company’s consolidated balance sheets.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

	December 31, 2021
(Dollars in Thousands)	Notional Amount	Settlement Date
TBA Security
UMBS 2.5	$180,000	January 13, 2022
UMBS 2.0	$130,000	January 13, 2022

TBA short positions are subject to margining requirements which serve to mitigate counterparty credit risk associated with these transactions. Open TBA positions are measured at fair value each reporting date, with realized and unrealized changes in the fair value of these positions recorded in Other income, net on the Company’s consolidated statements of operations.

Impact of Derivative Instruments on Earnings

The following table present the components of Net gain/(loss) on derivatives used for risk management purposes for the years ended December 31, 2022, 2021 and 2020, which is presented in Other income in the consolidated statements of operations:

	For the Year Ended December 31,
(In Thousands)	2022	2021	2020
Income on swap variable receive leg	$52,395	$34	$933
Expense on swap fixed pay leg	(42,353)	(703)	(1,503)
Unrealized mark-to-market gain	208,712	70	5,708
Net price alignment expense on margin collateral received	(2,761)	—	—
Loss on unwind of swaps not designated as hedges for accounting purposes	—	—	(9,353)
Loss on terminated swaps designated as hedges for accounting purposes	—	—	(57,034)
Net gain on TBA short positions	39,186	2,025	—
Total Net gain/(loss) on derivatives used for risk management purposes	$255,179	$1,426	$(61,249)

Impact of Derivative Hedging Instruments on AOCI

The following table presents the impact of the Company’s derivative hedging instruments on its AOCI for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
(In Thousands)	2022	2021	2020
AOCI from derivative hedging instruments:
Balance at beginning of period	$—	$—	$(22,675)
Net loss on Swaps	—	—	(50,127)
Reclassification adjustment for losses/gains related to hedging instruments included in net income	—	—	72,802
Balance at end of period	$—	$—	$—

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
6.      Financing Agreements

The following tables present the components of the Company’s financing agreements at December 31, 2022 and 2021:

		December 31, 2022
(In Thousands)	Collateral	Unpaid Principal Balance	Fair Value/Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)

Agreements with mark-to-market collateral provisions	Residential Whole Loans and REO	$2,111,647	$2,111,396	3.63%	6.9
Agreements with mark-to-market collateral provisions	Securities	111,651	111,651	3.34%	1.5
Total Agreements with mark-to-market collateral provisions		2,223,298	2,223,047	3.62%
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans and REO	1,004,260	1,003,604	5.00%	16.8
Securitized debt	Residential Whole Loans	3,586,397	3,357,590	2.99%	See Note 14
Convertible senior notes	Unsecured	229,989	227,845	6.94%	See below
Total Financing agreements (2)		$7,043,944	$6,812,086	3.46%

		December 31, 2021
(In Thousands)	Collateral	Unpaid Principal Balance	Fair Value/Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)

Agreements with mark-to-market collateral provisions	Residential Whole Loans and REO	$2,403,724	$2,403,151	2.15%	6.6
Agreements with mark-to-market collateral provisions	Securities	159,148	159,148	1.78%	1.4
Total Agreements with mark-to-market collateral provisions		2,562,872	2,562,299	2.11%
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans and REO	939,003	939,540	3.57%	9.8
Securitized debt	Residential Whole Loans	2,645,495	2,650,473	1.94%	See Note 14
Convertible senior notes	Unsecured	230,000	226,470	6.94%	See below
Total Financing agreements (2)		$6,377,370	$6,378,782	2.58%

(1)The Company has both financing agreements held at fair value and financings agreements held at their carrying value (amortized cost basis). Financing agreements held at fair value are reported at estimated fair value each period as a result of the Company’s fair value option election. The fair value option was not elected for financing agreements held at carrying value. Consequently, total financing agreements as presented reflects a summation of balances reported at fair and carrying value. At December 31, 2022, the Company had $884.5 million of agreements with mark-to-market collateral provisions held at fair value, $578.9 million of agreements with non-mark-to-market collateral provisions held at fair value, and $2.4 billion of securitized debt held at fair value, with amortized cost bases of $884.5 million, $578.9 million, and, $2.6 billion respectively. At December 31, 2021, the Company had the $1.3 billion of agreements with mark-to-market collateral provisions held at fair value, $628.3 million of agreements with non-mark-to-market collateral provisions held at fair value, and $1.3 billion of securitized debt held at fair value, with amortized cost bases of $1.3 billion, $627.0 million, and $1.3 billion, respectively.
(2)Weighted average cost of funding reflects year-to-date interest expense divided by average balance for the financing agreements. The cost of funding for the total financing agreements includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on the Company’s Swaps. For the year ended December 31, 2022, this decreased the overall funding cost by 14 basis points, and for the year ended December 31, 2021, this increased the overall funding cost by two basis points. The Company does not allocate the impact of the net carry by type of financing agreement.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following table presents maturities with respect to the Company’s financing agreements with mark-to-market and non-mark-to-market collateral provisions:

	As of December 31, 2022
	Unpaid Principal Balance, Maturing In
(In Thousands)	Collateral	0-3 Months (1)	3-6 Months (1)	6-12 Months	Greater than 12 Months (2)	Total
Agreements with mark-to-market collateral provisions	Residential Whole Loans	$828,804	$53,247	$939,434	$290,162	$2,111,647
Agreements with mark-to-market collateral provisions	Securities	111,651	—	—	—	111,651
Total Agreements with mark-to-market collateral provisions		940,455	53,247	939,434	290,162	2,223,298
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans	9,268	184,576	415,041	395,375	1,004,260

(1)$304.1 million of the mark-to-market agreements ($250.9 million and $53.2 million included in the 0-3 and 3-6 months categories, respectively) can be terminated by either party.
(2)$290.2 million of the mark-to-market agreements (included in the greater than 12 months category) have a one year extension option to September 2024.

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at December 31, 2022 and 2021:

(Dollars in Thousands)	December 31, 2022	December 31, 2021
Mark-to-market financing agreements secured by residential whole loans	$2,095,002	$2,391,602
Fair value of residential whole loans pledged as collateral under financing agreements	$2,632,489	$3,301,288
Weighted average haircut on residential whole loans (1)	18.33%	25.27%
Mark-to-market financing agreements secured by securities at fair value	$111,651	$159,148
Securities at fair value pledged as collateral under financing agreements	$177,111	$256,685
Weighted average haircut on securities at fair value (1)	37.43%	37.00%
Mark-to-market financing agreements secured by real estate owned	$16,394	$11,549
Fair value of real estate owned pledged as collateral under financing agreements	$33,367	$34,606
Weighted average haircut on real estate owned (1)	48.07%	58.46%

(1)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at December 31, 2022 and 2021:

(Dollars in Thousands)	December 31, 2022	December 31, 2021
Non-mark-to-market financing secured by residential whole loans	$994,494	$928,055
Fair value of residential whole loans pledged as collateral under financing agreements	$1,301,685	$1,420,283
Weighted average haircut on residential whole loans	21.43%	29.98%
Non-mark-to-market financing secured by real estate owned	$9,109	$11,485
Fair value of real estate owned pledged as collateral under financing agreements	$22,902	$29,894
Weighted average haircut on real estate owned	60.23%	61.28%

In addition, the Company had aggregate restricted cash held in connection with its financing agreements of $16.0 million and $10.2 million at December 31, 2022 and 2021, respectively.

The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
	Unpaid Principal Balance	Weighted Average Interest Rate	Unpaid Principal Balance	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$3,060,111	6.60%	$3,222,268	2.36%
Over 30 days to 3 months	167,447	6.19	257,444	2.49
Over 3 months to 12 months	—	—	22,163	4.50
Over 12 months	—	—	—	—
Total financing agreements	$3,227,558	6.58%	$3,501,875	2.38%

(a) Other Information on Financing Agreements

Convertible Senior Notes

On June 3, 2019, the Company issued $230.0 million in aggregate principal amount of its Convertible Senior Notes in an underwritten public offering, including an additional $30.0 million issued pursuant to the exercise of the underwriters’ option to purchase additional Convertible Senior Notes. The total net proceeds the Company received from the offering were approximately $223.3 million, after deducting offering expenses and the underwriting discount.  The Convertible Senior Notes bear interest at a fixed rate of 6.25% per year, paid semiannually on June 15 and December 15 of each year commencing December 15, 2019 and will mature on June 15, 2024, unless earlier converted, redeemed or repurchased in accordance with their terms. The Convertible Senior Notes are convertible at the option of the holders at any time until the close of business on the business day immediately preceding the maturity date into shares of the Company’s common stock based on a conversion rate of 31.4346 shares (which reflects an adjustment resulting from the Company’s Reverse Stock Split) of the Company’s common stock for each $1,000 principal amount of the Convertible Senior Notes, which is equivalent to a conversion price of approximately $31.81 per share of common stock. The Convertible Senior Notes have an effective interest rate, including the impact of amortization to interest expense of debt issuance costs, of 6.94%. The Company does not have the right to redeem the Convertible Senior Notes prior to maturity, except to the extent necessary to preserve its status as a REIT, in which case the Company may redeem the Convertible Senior Notes, in whole or in part, at a redemption price equal to the principal amount redeemed plus accrued and unpaid interest. During the year ended December 31, 2022, $11,000 of convertible senior notes were converted into 345 shares of the Company’s common stock.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

Senior Secured Term Loan Facility

On June 26, 2020, the Company entered into a $500 million senior secured term loan facility (the “Term Loan Facility”). The outstanding balance of the Term Loan Facility was repaid and the Term Loan Facility was terminated prior to December 31, 2020.

(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 12 and 14 counterparties at December 31, 2022 and 2021, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at December 31, 2022:

	December 31, 2022
	Counterparty Rating (1)	Amount at Risk (2)	Weighted Average Months to Repricing for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Barclays Bank (3)	BBB/Aa3/A	$309,463	1	15.6%
Wells Fargo	A+/Aa2/AA-	234,826	1	11.8
Credit Suisse	BBB-/Baa2/BBB	192,129	1	9.7

(1)As rated at December 31, 2022 by S&P, Moody’s and Fitch, Inc., respectively.  The counterparty rating presented is the lowest published rating for these entities.
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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of December 31, 2022 and 2021:

	December 31, 2022
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$215,993	$284,683	$1,314,104	$1,814,780
Residential whole loans, at fair value	1,095,556	2,164,158	2,720,757	5,980,471
Securities, at fair value	—	177,111	—	177,111
Other assets: REO	19,837	28,490	36,486	84,813
Total	$1,331,386	$2,654,442	$4,071,347	$8,057,175

	December 31, 2021
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$693,982	$459,349	$1,476,588	$2,629,919
Residential whole loans, at fair value	706,377	2,810,865	1,525,114	5,042,356
Securities, at fair value	—	256,685	—	256,685
Other assets: REO	25,692	29,374	35,379	90,445
Total	$1,426,051	$3,556,273	$3,037,081	$8,019,405

(1)An aggregate of $30.9 million and $25.7 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financings agreements had also been pledged as of December 31, 2022 and 2021, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at December 31, 2022 and 2021:

(In Thousands)	December 31, 2022	December 31, 2021
Payable for purchase of unsettled Agency MBS	$132,026	$—
Dividends and dividend equivalents payable	35,769	47,751
Lease liability	45,314	44,977
Accrued interest payable	23,040	9,621
Accrued expenses and other	75,321	115,709
Total Other Liabilities	$311,470	$218,058

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

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of December 31, 2022 or 2021. As of the date of this filing, the Company’s tax returns for tax years 2019 through 2021 are open to examination.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at December 31, 2022 and 2021 are presented in the following table:

(In Thousands)	December 31, 2022	December 31, 2021
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$97,655	$35,796
Unrealized mark-to-market, impairments and loss provisions	12,609	3,753
Other realized / unrealized treatment differences	(28,620)	12,131
Total deferred tax assets	81,644	51,680
Less: valuation allowance	(81,644)	(51,680)
Net deferred tax assets	$—	$—

Realization of the Company’s DTAs at December 31, 2022 is dependent on several factors, including generating sufficient taxable income prior to the expiration of net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.

No net deferred tax benefit was recorded by the Company for the years ended December 31, 2022 and 2021, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset at the ends of those periods was recognized as its recovery was not considered more likely than not. The related NOL carryforwards generated prior to 2018 will begin to expire in 2037; those generated in 2018 and later can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

At December 31, 2022, the Company’s federal NOL carryforward was $382.6 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The income tax provision (benefit) is included in Other general and administrative expense in the Company’s consolidated statements of operations. The following table summarizes the Company’s income tax provision (benefit) primarily recorded at the Company’s domestic TRS entities for the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended
(In Thousands)	December 31, 2022	December 31, 2021	December 31, 2020
Current provision (benefit)
Federal	$(1,309)	$2,025	$1,403
State	263	644	598
Total current provision (benefit)	(1,046)	2,669	2,001
Deferred provision (benefit)
Federal	166	—	—
State	29	—	—
Total deferred provision (benefit)	195	—	—
Total provision (benefit)	$(851)	$2,669	$2,001

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate at December 31, 2022, 2021, and 2020:

	For the Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Federal statutory rate	21.0%	21.0%	21.0%
Non-taxable REIT income (dividends paid deduction)	2.6%	(4.6)%	0.1%
Other differences in taxable income (loss) from GAAP	(13.0)%	(4.7)%	(14.4)%
State and local taxes	—%	—%	—%
Change in valuation allowance on DTAs	(10.1)%	(11.1)%	(6.9)%
Effective tax rate	0.5%	0.6%	(0.2)%

9.    Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitment relates to its corporate headquarters. For the year ended December 31, 2022, the Company recorded an expense of approximately $5.0 million in connection with this lease. The original term specified in this lease is approximately fifteen years with a termination date of December 2036 and an option to renew for an additional five years.

The Company recognized total lease expense of $6.5 million, $4.0 million and $3.0 million for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in Other general and administrative expense on the Company’s consolidated statements of operations.

At December 31, 2022, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) were as follows:

Year Ended December 31,	Minimum Rental Payments
(In Thousands)
2023	$5,748
2024	5,751
2025	4,888
2026	4,776
2027	5,055
Thereafter	46,999
Total	$73,217

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of December 31, 2022, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).

(c) Transitional Loan Commitments

At December 31, 2022, the Company had unfunded commitments of $553.4 million in connection with its purchased Transitional loans (see Note 3).

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
(d) Agency MBS Purchase Commitments

At December 31, 2022, the Company had commitments to purchase Agency MBS for $132.0 million. Agency MBS are included in Securities, at fair value on the Company’s consolidated balance sheets, with a liability for the purchase amount included in Other liabilities.

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
The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2020 through December 31, 2022:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2022	November 18, 2022	December 5, 2022	December 30, 2022	$0.46875
	August 22, 2022	September 6, 2022	September 30, 2022	0.46875
	May 18, 2022	June 1, 2022	June 30, 2022	0.46875
	February 17, 2022	March 1, 2022	March 31, 2022	0.46875

2021	November 16, 2021	December 1, 2021	December 31, 2021	$0.46875
	August 26, 2021	September 8, 2021	September 30, 2021	0.46875
	May 24, 2021	June 7, 2021	June 30, 2021	0.46875
	February 19, 2021	March 5, 2021	March 31, 2021	0.46875

2020	November 18, 2020	December 4, 2020	December 31, 2020	$0.46875
	August 12, 2020	September 8, 2020	September 30, 2020	0.46875
	July 1, 2020	July 15, 2020	July 31, 2020	0.93750

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

Pursuant to the now-terminated forbearance agreements that the Company had previously entered into in the second quarter of 2020, the Company was prohibited from paying dividends on its Series C Preferred Stock during the forbearance period. On July 1, 2020, the Company announced that it had reinstated the payment of dividends on its Series C Preferred Stock and declared a preferred stock dividend of $0.53264 per share, payable on July 31, 2020 to the Series C Preferred stockholders of record as of July 15, 2020. Upon payment of this dividend, the Company paid in full all accumulated but previously unpaid dividends on its Series C Preferred Stock.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2020 through December 31, 2022:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2022	November 18, 2022	December 5, 2022	December 30, 2022	$0.40625
	August 22, 2022	September 6, 2022	September 30, 2022	0.40625
	May 18, 2022	June 1, 2022	June 30, 2022	0.40625
	February 17, 2022	March 1, 2022	March 31, 2022	0.40625

2021	November 16, 2021	December 1, 2021	December 31, 2021	$0.40625
	August 26, 2021	September 8, 2021	September 30, 2021	0.40625
	May 24, 2021	June 7, 2021	June 30, 2021	0.40625
	February 19, 2021	March 5, 2021	March 31, 2021	0.40625

2020	November 18, 2020	December 4, 2020	December 31, 2020	$0.40625
	August 12, 2020	September 8, 2020	September 30, 2020	0.40625
	July 1, 2020	July 15, 2020	July 31, 2020	0.53264

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2020 through December 31, 2022:

Year	Declaration Date	Record Date	Payment Date	Dividend Per Share
2022	December 14, 2022	December 30, 2022	January 31, 2023	$0.350	(1)
	September 13, 2022	September 30, 2022	October 31, 2022	0.440
	June 15, 2022	June 30, 2022	July 29, 2022	0.440
	March 11, 2022	March 22, 2022	April 29, 2022	0.440	(2)

2021	December 14, 2021	December 31, 2021	January 31, 2022	$0.440	(3)(4)
	September 15, 2021	September 30, 2021	October 29, 2021	0.400	(3)
	June 15, 2021	June 30, 2021	July 30, 2021	0.400	(3)
	March 12, 2021	March 31, 2021	April 30, 2021	0.300	(3)

2020	December 17, 2020	December 30, 2020	January 29, 2021	$0.300	(5)(6)
	August 6, 2020	September 30, 2020	October 30, 2020	0.200	(5)

(1)At December 31, 2022, the Company had accrued dividends and dividend equivalents payable of $35.8 million related to the common stock dividend declared on December 14, 2022. This dividend will be subject to taxation in 2023 for the recipient. For more information see the Company’s 2022 Dividend Tax Information on its website.
(2)The $0.44 per share dividend declared on March 11, 2022, has been adjusted to reflect the Reverse Stock Split; the amount actually paid in respect of such dividend was $0.11 per share, which was based on the pre-split number of shares held by stockholders at the record date for such dividend (March 22, 2022).
(3)The $0.44, $0.40, $0.40 and $0.30 per share dividend amounts for the three months ended December 31, 2021, September 30, 2021, June 30, 2021 and March 31, 2021, respectively, have been adjusted to reflect the Company’s one-for-four reverse stock split effected on April 4, 2022; the dividends actually paid in respect of such dividends were $0.11, $0.10, $0.10 and $0.075 per share, respectively, which were based on the pre-split number of shares held by stockholders at the record dates for such dividends (December 31, 2021, September 30, 2021, June 30, 2021, and March 31, 2021, respectively).
(4)At December 31, 2021, the Company had accrued dividends and dividend equivalents payable of $47.8 million related to the common stock dividend declared on December 14, 2021. This dividend was considered taxable income to the recipient in 2022. For more information see the Company’s 2021 Dividend Tax Information on its website
(5)The $0.30 and $.20 per share dividend amounts for the three months ended December 31, 2020 and September 30, 2020, respectively, have been adjusted to reflect the Company’s one-for-four reverse stock split effected on April 4, 2022; the dividends actually paid in respect of such dividends were $0.075 and $0.05 per share, respectively, which were based on the pre-split number of shares held by stockholders at the record dates for such dividends (December 30, 2020 and September 30, 2020, respectively).
(6)At December 31, 2020, we had accrued dividends and dividend equivalents payable of $34.0 million related to the common stock dividend declared on December 17, 2020. This dividend was considered taxable income to the recipient in 2021. For more information see the Company’s 2020 Dividend Tax Information on its website.

In general, the Company’s common stock dividends have been characterized as ordinary income to its stockholders for income tax purposes.  However, a portion of the Company’s common stock dividends may, from time to time, be characterized as capital gains or return of capital.  For the year ended December 31, 2022, the portion of the Company’s common stock dividends paid during the year deemed to be a return of capital was $1.76 per share of common stock. For the year ended December 31, 2021, the portion of the Company’s common stock dividends paid during the year deemed to be a return of capital was $1.0512 per share of common stock. For the year ended December 31, 2020, the portion of the Company’s common stock dividends paid during the year deemed to be a return of capital was $0.20 per share of common stock.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 27, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and, registered an aggregate of 2.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At December 31, 2022, approximately 2.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the years ended December 31, 2022, 2021 and 2020, the Company issued 80,027, 107,925 and 58,909 shares of common stock through the DRSPP, raising net proceeds of approximately $1.2 million, $1.9 million and $1.0 million, respectively.  From the inception of the DRSPP in September 2003 through December 31, 2022, the Company issued 8,841,553 shares pursuant to the DRSPP, raising net proceeds of $290.7 million.

(d) At-the-Market Offering Program

On August 16, 2019, the Company entered into a three-year distribution agreement under the terms of which the Company had the ability to offer and sell shares of its common stock having an aggregate gross sales price of up to $400.0 million, from time to time, through various sales agents, pursuant to an at-the-market equity offering program (the “ATM Program”).

During the years ended December 31, 2022, 2021 and 2020, the Company did not sell any shares of common stock through the ATM Program, and the ATM Program expired in August 2022.

(e)  Stock Repurchase Program

On March 11, 2022, the Company’s Board authorized a stock repurchase program under which the Company may repurchase up to $250 million of its common stock through the end of 2023. The Board’s authorization superseded and replaced the authorization under prior stock repurchase program that had been adopted in November 2020, which also authorized the Company to repurchase up to $250 million.

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

During the years ended December 31, 2022, 2021 and 2020, the Company repurchased 6,476,746, 5,025,374 and 3,521,420 shares of its common stock through the stock repurchase program at an average cost of $15.80, $17.04 and $14.44 per share and a total cost of approximately $102.1 million, $85.6 million and $50.8 million, net of fees and commissions paid to the sales agent of approximately $161,000, $201,000 and $141,000, respectively. In addition, as discussed further below, during the year ended December 31, 2020 the Company repurchased 4,398,394, warrants for $33.7 million that were included in the stock repurchase program. As of December 31, 2022, the Company was permitted to purchase an additional $202.5 million of its common stock under the stock repurchase program.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
(f) Warrants

On June 15, 2020, the Company entered into an Investment Agreement with Apollo and Athene (together the “Purchasers”), under which the Company agreed to issue to the Purchasers warrants (the “Warrants”) to purchase, in the aggregate, 9,259,777 shares (subject to adjustment in accordance with their terms) of the Company’s common stock. One half of the Warrants had an exercise price of $6.64 per share and the other half had an exercise price of $8.32 per share. The Investment Agreement and the Term Loan Facility (see Note 6) were entered into simultaneously, and the $495.0 million of proceeds received were allocated between the debt ($481.0 million) and the Warrants ($14.0 million). The amount allocated to the Warrants was recorded in Additional paid-in capital on the Company’s consolidated balance sheets.

During the fourth quarter of 2020, the Company repurchased, for $33.7 million, approximately 48% of the Warrants that were issued to the Purchasers. The remaining Warrants were exercised by the Purchasers later in the fourth quarter of 2020, resulting in the Company issuing approximately 3.1 million shares of common stock and receiving $6.5 million in cash.

(g) Accumulated Other Comprehensive Income/(Loss)

The following tables present changes in the balances of each component of the Company’s AOCI for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31, 2022
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$46,833	$—	$(1,255)	$45,578
OCI before reclassifications	(25,492)	—	1,255	(24,237)
Amounts reclassified from AOCI (2)	—	—	—	—
Net OCI during the period (3)	(25,492)	—	1,255	(24,237)
Balance at end of period	$21,341	$—	$—	$21,341

	For the Year Ended December 31, 2021
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$79,607	$—	$(2,314)	$77,293
OCI before reclassifications	(32,774)	—	1,059	(31,715)
Amounts reclassified from AOCI (2)	—	—	—	—
Net OCI during the period (3)	(32,774)	—	1,059	(31,715)
Balance at end of period	$46,833	$—	$(1,255)	$45,578

	For the Year Ended December 31, 2020
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$392,722	$(22,675)	$—	$370,047
OCI before reclassifications	420,281	(50,127)	(2,314)	367,840
Amounts reclassified from AOCI (2)	(733,396)	72,802	—	(660,594)
Net OCI during the period (3)	(313,115)	22,675	(2,314)	(292,754)
Balance at end of period	$79,607	$—	$(2,314)	$77,293

(1)Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2)See separate table below for details about these reclassifications.
(3)For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following table presents information about the significant amounts reclassified out of the Company’s AOCI for the years ended December 31, 2022, 2021, and 2020:

	For the Year Ended December 31,
	2022	2021	2020
Details about AOCI Components	Amounts Reclassified from AOCI			Affected Line Item in the Statement Where Net Income is Presented
(In Thousands)
AFS Securities:
Realized gain on sale of securities	$—	$—	$(389,127)	Net realized (loss)/gain on sale of securities and residential whole loans
Impairment recognized in earnings	—	—	(344,269)	Other, net
Total AFS Securities	$—	$—	$(733,396)
Swaps designated as cash flow hedges:
Amortization of de-designated hedging instruments	—	—	72,802	Other, net
Total Swaps designated as cash flow hedges	$—	$—	$72,802
Total reclassifications for period	$—	$—	$(660,594)

11.    EPS Calculation

The following table presents a reconciliation of the (loss)/earnings and shares used in calculating basic and diluted (loss)/earnings per share for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
(In Thousands, Except Per Share Amounts)	2022	2021	2020
Basic (Loss)/Earnings per Share:
Net (loss)/income to common stockholders	$(231,581)	$328,870	$(679,390)
Dividends declared on preferred stock	(32,875)	(32,875)	(29,796)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(627)	(1,044)	(229)
Net (loss)/income to common stockholders - basic	$(265,083)	$294,951	$(709,415)
Basic weighted average common shares outstanding	103,153	110,704	113,008
Basic (Loss)/Earnings per Share	$(2.57)	$2.66	$(6.28)

Diluted (Loss)/Earnings per Share:
Net (loss)/income to common stockholders - basic	$(265,083)	$294,951	$(709,415)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	—	1,044	—
Interest expense on Convertible Senior Notes	—	15,668	—
Net (loss)/income to common stockholders - diluted	$(265,083)	$311,663	$(709,415)
Basic weighted average common shares outstanding	103,153	110,704	113,008
Unvested and vested restricted stock units	—	757	—
Effect of assumed conversion of Convertible Senior Notes to common shares	—	7,230	—
Diluted weighted average common shares outstanding (1)	103,153	118,691	113,008
Diluted (Loss)/Earnings per Share	$(2.57)	$2.63	$(6.28)
(1)At December 31, 2022, the Company had approximately 1.7 million equity instruments outstanding that were excluded in the calculation of diluted EPS for the year ended December 31, 2022.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $16.86. These equity instruments may have a dilutive impact on future EPS.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

During the year ended December 31, 2022, the Convertible Senior Notes were determined to be anti-dilutive and were excluded from the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) are included in the denominator for the purpose of calculating diluted EPS. The Convertible Senior Notes may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 4.5 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At December 31, 2022, approximately 2.1 million shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 10, 2030.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of December 31, 2022 are designated to be settled in shares of the Company’s common stock.  All RSUs outstanding at December 31, 2022 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company, or for certain time-based and performance-based RSU awards, as a grant of stock at the time such awards are settled. At December 31, 2022 and 2021, the Company had unrecognized compensation expense of $11.2 million and $12.3 million, respectively, related to RSUs.  The unrecognized compensation expense at December 31, 2022 is expected to be recognized over a weighted average period of 1.6 years.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following table presents information with respect to the Company’s RSUs during the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31, 2022
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	712,160	$20.22	905,708	$17.14	1,617,868	$18.50
Granted (1)	296,379	17.19	381,397	16.04	677,776	16.54
Settled	(66,125)	29.56	(112,752)	27.86	(178,877)	28.49
Cancelled/forfeited	(21,106)	17.63	(35,858)	15.56	(56,964)	16.33
Outstanding at end of year	921,308	$18.63	1,138,495	$15.76	2,059,803	$17.04
RSUs vested but not settled at end of year	394,996	$20.67	190,800	$21.98	585,796	$21.10
RSUs unvested at end of year	526,312	$17.10	947,695	$14.51	1,474,007	$15.43

	For the Year Ended December 31, 2021
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	457,376	$24.76	405,806	$25.03	863,182	$24.89
Granted (2)	379,281	16.63	602,156	13.60	981,437	14.77
Settled	(124,497)	25.98	(102,254)	27.62	(226,751)	26.72
Cancelled/forfeited	—	—	—	—	—	—
Outstanding at end of year	712,160	$20.22	905,708	$17.14	1,617,868	$18.50
RSUs vested but not settled at end of year	285,734	$20.89	112,752	$27.86	398,486	$22.86
RSUs unvested at end of year	426,426	$19.77	792,956	$15.62	1,219,382	$17.07

	For the Year Ended December 31, 2020
	RSUs With Service Condition	Weighted Average Grant Date Fair Value	RSUs With Market and Service Conditions	Weighted Average Grant Date Fair Value	Total RSUs	Total Weighted Average Grant Date Fair Value
Outstanding at beginning of year:	344,933	$30.47	325,332	$27.13	670,265	$28.85
Granted (3)	234,765	19.54	190,800	21.98	425,565	20.63
Settled	(94,822)	30.99	(110,326)	25.93	(205,148)	28.27
Cancelled/forfeited	(27,500)	30.36	—	—	(27,500)	30.36
Outstanding at end of year	457,376	$24.76	405,806	$25.03	863,182	$24.89
RSUs vested but not settled at end of year	290,115	$21.49	102,254	$27.62	392,369	$23.09
RSUs unvested at end of year	167,261	$30.43	303,552	$24.16	470,813	$26.39

(1)The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs. In determining the fair value for 603,525 of these awards granted in 2022, the Company applied: (i) a weighted average volatility estimate of approximately 50%, which was determined considering historic volatility in the price of the Company’s and its peer group companies common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 1.04% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards, respectively. The weighted average grant date fair value for the remaining 74,251 awards with a service condition only was estimated

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
based on the closing price of the Company’s common stock at the grant date of $13.67. All of the 381,397 RSUs granted in 2022, the vesting of which is subject to both market and service conditions, are also subject to a one-year post-vesting holding requirement prior to settlement. There is no post vesting holding requirement on the 296,379 RSUs granted in 2022 the vesting of which is subject to a service condition only.
(2)The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs.  In determining the fair value for 621,312 and 306,134 of these awards granted in 2021, the Company applied:  (i) a weighted average volatility estimate of approximately 48% and 54%, which was determined considering historic volatility in the price of the Company’s and its peer group companies’ common stock over the three and 2.5-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 0.17% and 0.36% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards, respectively.  The weighted average grant date fair value for the remaining 53,991 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $18.80. All of the 602,156 RSUs with market and service conditions granted in 2021 are subject to a one-year post-vesting holding requirement. There are no post vesting conditions on the 379,281 RSUs with service conditions granted in 2021.
(3)The weighted average grant date fair value of these awards require the Company to estimate certain valuation inputs. In determining the fair value for 301,186 of these awards granted in 2020, the Company applied: (i) a weighted average volatility estimate of approximately 14%, which was determined considering historic volatility in the price of the Company’s and its peer group companies’ common stock over the three-year period prior to the grant date and the implied volatility of certain exchange-traded options on the Company’s and peer group companies’ common stock at the grant date; and (ii) a weighted average risk-free rate of 1.36% based on the continuously compounded constant maturity treasury rate corresponding to a maturity commensurate with the expected vesting term of the awards. The weighted average grant date fair value for the remaining 113,148 and 11,231 awards with a service condition only was estimated based on the closing price of the Company’s common stock at the grant date of $9.28 and $10.24, respectively. There are no post vesting conditions on these awards.

Restricted Stock

At December 31, 2022 and 2021, the Company did not have any unvested shares of restricted common stock outstanding, and no restricted shares vested during the years ended December 31, 2022 and 2021, respectively. The total fair value of restricted shares vested during the year ended December 31, 2020. was approximately $131,000.

The following table presents information with respect to the Company’s restricted stock for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
	2022		2021		2020
	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)	Shares of Restricted Stock	Weighted Average Grant Date Fair Value (1)
Outstanding at beginning of year:	—	$—	—	$—	—	$—
Granted	—	—	—	—	19,888	6.60
Vested (2)	—	—	—	—	(19,888)	6.60
Cancelled/forfeited	—	—	—	—	—	—
Outstanding at end of year	—	$—	—	$—	—	$—

(1) The grant date fair value of restricted stock awards is based on the closing market price of the Company’s common stock at the grant date.
(2) All restrictions associated with restricted stock are removed on vesting.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid typically in cash or other consideration at such times and in accordance with such rules, as the Compensation Committee of the Board shall determine in its discretion.  Dividend equivalent payments are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments associated with RSU

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
awards of approximately $659,000, $566,000, and $367,000 during the years ended December 31, 2022, 2021 and 2020, respectively. In addition, no dividend equivalents rights awarded as separate instruments were granted during the years ended December 31, 2022, 2021 and 2020.

Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
(In Thousands)	2022	2021	2020
RSUs	$11,338	$9,043	$6,592
Restricted shares of common stock	—	—	131
Total	$11,338	$9,043	$6,723

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

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
(In Thousands)	2022	2021	2020
Non-employee directors	$(1,133)	$537	$(911)
Total	$(1,133)	$537	$(911)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The Company distributed cash of approximately $53,000 to the participants of the Deferred Plans during the year ended December 31, 2022. The Company did not distribute cash to the participants of the Deferred Plans during the year ended December 31, 2021. The Company distributed cash of $769,400 to the participants of the Deferred Plans during the year ended December 31, 2020.

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through December 31, 2022 and 2021 that had not been distributed and the Company’s associated liability for such deferrals at December 31, 2022 and 2021:

	December 31, 2022		December 31, 2021
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,923	$1,953	$2,687	$2,836
Total	$2,923	$1,953	$2,687	$2,836

(1)Represents the cumulative amounts that were deferred by participants through December 31, 2022 and 2021, which had not been distributed through such respective date.

(c) Savings Plan

The Company sponsors a tax-qualified employee savings plan (the “Savings Plan”) in accordance with Section 401(k) of the Code.  Subject to certain restrictions, all of the Company’s employees are eligible to make tax-deferred contributions to the Savings Plan subject to limitations under applicable law.  Participant’s accounts are self-directed and the Company bears the costs of administering the Savings Plan.  The Company matches 100% of the first 3% of eligible compensation deferred by employees and 50% of the next 2%, subject to a maximum as provided by the Code.  The Company has elected to operate the Savings Plan under the applicable safe harbor provisions of the Code, whereby among other things, the Company must make contributions for all participating employees and all matches contributed by the Company immediately vest 100%.  For the years ended December 31, 2022, 2021 and 2020, the Company recognized expenses for matching contributions of $1.3 million, $697,000 and $480,000, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Residential Whole Loans, at Fair Value

The Company determines the fair value of its residential whole loans held at fair value after considering valuations obtained from third-parties that specialize in providing valuations of residential mortgage loans. The valuation approach applied generally depends on whether the loan is considered performing or non-performing at the date the valuation is performed. For performing loans, estimates of fair value are derived using a discounted cash flow approach, where estimates of cash flows are determined from the scheduled payments, adjusted using forecasted prepayment, default and loss given default rates. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, the estimated value of the collateral, expected costs and estimated home price levels. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset. Indications of loan value such as actual trades, bids, offers and generic market color may be used in determining the appropriate discount yield. The Company’s residential whole loans held at fair value are classified as Level 3 in the fair value hierarchy; however, the Company determined that the market inputs used in valuing its Agency eligible investor loans were sufficiently observable to be classified as Level 2.

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
DECEMBER 31, 2022

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of December 31, 2022 and 2021, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at December 31, 2022

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$51,094	$5,676,430	$5,727,524
Securities, at fair value	—	333,364	—	333,364
Total assets carried at fair value	$—	$384,458	$5,676,430	$6,060,888
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$578,879	$578,879
Agreements with mark-to-market collateral provisions	—	—	884,495	884,495
Securitized debt	—	2,435,370	—	2,435,370
Total liabilities carried at fair value	$—	$2,435,370	$1,463,374	$3,898,744

Fair Value at December 31, 2021

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$1,082,765	$4,222,584	$5,305,349
Securities, at fair value	—	256,685	—	256,685
Total assets carried at fair value	$—	$1,339,450	$4,222,584	$5,562,034
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$1,322,362	$1,322,362
Agreements with mark-to-market collateral provisions	—	—	628,280	628,280
Securitized debt	—	1,316,131	—	1,316,131
Total liabilities carried at fair value	$—	$1,316,131	$1,950,642	$3,266,773

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the years ended December 31, 2022 and 2021 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	For the Year Ended December 31,
(In Thousands)	2022	2021
Balance at beginning of period	$4,222,584	$1,216,902
Purchases and originations	2,749,275	4,367,423
Draws	361,035	53,599
Changes in fair value recorded in Net gain on residential whole loans measured at fair value through earnings	(668,899)	16,243
Repayments	(925,773)	(295,790)
Sales and repurchases	(10,496)	(2,023)
Transfer to REO	(51,296)	(51,005)
Transfer to Level 2 (1)	—	(1,082,765)
Balance at end of period	$5,676,430	$4,222,584

(1)The Company determined that the market inputs used in valuing its Agency eligible investor loans were sufficiently observable to be classified as Level 2 beginning in 2021.

The following table presents additional information for the years ended December 31, 2022 and 2021 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Year Ended December 31,
(In Thousands)	2022	2021
Balance at beginning of period	$628,280	$1,159,213
Issuances	554,823	—
Payment of principal	(602,969)	(529,874)
Change in unrealized gains	(1,255)	(1,059)
Balance at end of period	$578,879	$628,280

The following table presents additional information for the years ended December 31, 2022 and 2021 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Year Ended December 31,
(In Thousands)	2022	2021
Balance at beginning of period	$1,322,362	$1,124,162
Issuances	1,153,555	1,275,265
Payment of principal	(1,591,422)	(1,077,065)
Balance at end of period	$884,495	$1,322,362

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of December 31, 2022 and 2021:

	December 31, 2022
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$546,675	Discounted cash flow	Discount rate	7.0%	6.3-10.0%
			Prepayment rate	8.9%	0.0-33.5%
			Default rate	3.7%	0.0-52.4%
			Loss severity	11.3%	0.0-100.0%

	$249,219	Liquidation model	Discount rate	7.8%	7.8-7.8%
			Annual change in home prices	6.9%	(5.4)-59.7%
			Liquidation timeline (in years)	1.9	0.1-4.5
			Current value of underlying properties (3)	$743	$28-$4,000
Total	$795,894

	December 31, 2021
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$720,766	Discounted cash flow	Discount rate	3.6%	1.5-9.8%
			Prepayment rate	14.4%	0.0-44.0%
			Default rate	3.9%	0.0-50.8%
			Loss severity	11.7%	0.0-100.0%

	$351,008	Liquidation model	Discount rate	8.0%	6.7-50.0%
			Annual change in home prices	9.7%	4.5-21.9%
			Liquidation timeline (in years)	1.7	0.1-4.5
			Current value of underlying properties (3)	$770	$10-$3,995
Total	$1,071,774

(1)Excludes approximately $215,000 and $496,000 of loans for which management considers the purchase price continues to reflect the fair value of such loans at December 31, 2022 and 2021, respectively.
(2)Amounts are weighted based on the fair value of the underlying loan.
(3)The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $457,000 and $421,000 as of December 31, 2022 and 2021, respectively.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

	December 31, 2022
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average (1)	Range

Purchased Performing Loans	$4,857,587	Discounted cash flow	Discount rate	7.6%	5.6-22.7%
			Prepayment rate	7.9%	0.0-44.8%
			Default rate	0.8%	0.0-19.4%
			Loss severity	7.3%	0.0-100.0%

	$22,734	Liquidation model	Discount rate	7.8%	7.8-7.8%
			Annual change in home prices	3.2%	(1.0)-10.7%
			Liquidation timeline (in years)	1.9	0.8-4.2
			Current value of underlying properties	$1,319	$50-$2,850
Total	$4,880,321

	December 31, 2021
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average (1)	Range

Purchased Performing Loans	$3,142,366	Discounted cash flow	Discount rate	3.9%	1.4-25.9%
			Prepayment rate	19.0%	0.0-47.2%
			Default rate	0.2%	0.0-17.8%
			Loss severity	8.4%	0.0-10.0%

	$7,948	Liquidation model	Discount rate	7.0%	7.0%-7.0%
			Annual change in home prices	6.5%	—%-14.8%
			Liquidation timeline (in years)	2.0	0.8-4.2
			Current value of underlying properties	$691	$60-$1,750
Total	$3,150,314

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The following table presents the carrying values and estimated fair values of the Company’s financial instruments at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2022		December 31, 2021
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Residential whole loans	3	$7,467,645	$7,397,421	$6,830,235	$6,983,686
Residential whole loans (1)	2	51,094	51,094	1,082,765	1,082,765
Securities, at fair value	2	333,364	333,364	256,685	256,685
Cash and cash equivalents	1	334,183	334,183	304,696	304,696
Restricted cash	1	159,898	159,898	99,751	99,751
Financial Liabilities (2):
Financing agreements with non-mark-to-market collateral provisions	3	1,003,604	1,004,260	939,540	940,257
Financing agreements with mark-to-market collateral provisions	3	2,111,396	2,111,647	2,403,151	2,403,724
Financing agreements with mark-to-market collateral provisions	2	111,651	111,651	159,148	159,148
Securitized debt (3)	2	3,357,590	3,217,905	2,650,473	2,646,203
Convertible senior notes	2	227,845	211,015	226,470	239,292

(1)At December 31, 2021, $654.7 million of Agency eligible investor loans were valued based on the observable prices of related securitized debt.
(2)Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.
(3)Includes securitized debt that is carried at amortized cost basis and fair value.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the years ended December 31, 2022 and 2021, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $82.9 million and $72.3 million, respectively, at the time of foreclosure. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

In addition, on July 1, 2021, in connection with the Lima One transaction (see Note 15), the Company revalued its previously existing investments in Lima One and recorded a gain of $38.9 million. In connection with the Lima One transaction, all of Lima One’s assets and liabilities were recorded at their estimated fair value.

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s loan securitization transactions currently outstanding as of December 31, 2022 and 2021:

(Dollars in Thousands)	December 31, 2022		December 31, 2021
Aggregate unpaid principal balance of residential whole loans sold	$6,732,609		$3,984,355
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$5,333,090		$3,667,790
Outstanding amount of Senior Bonds, at carrying value	$922,220	(1)	$1,334,342	(1)
Outstanding amount of Senior Bonds, at fair value	$2,435,370		$1,316,131
Outstanding amount of Senior Bonds, total	$3,357,590		$2,650,473
Weighted average fixed rate for Senior Bonds issued	3.38%	(2)	2.01%	(2)
Weighted average contractual maturity of Senior Bonds	38 years	(2)	36 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$715,640		$283,930
Cash received	$5,300,681		$3,682,082

(1)Net of $2.9 million and $6.8 million of deferred financing costs at December 31, 2022 and 2021, respectively.
(2)At December 31, 2022 and 2021, $1.9 billion and $329.0 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100, 200 or 300 basis points or more at defined dates ranging from 30 months, up to 48 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the years ended December 31, 2022 and 2021, the Company issued Senior Bonds with a current face of $2.3 billion and $2.4 billion to third-party investors for proceeds of $2.2 billion and $2.4 billion, respectively, before offering costs and accrued interest. The Senior Bonds issued by the Company during the years ended December 31, 2022 and 2021 are included in “Financing agreements, at fair value” (at carrying value) on the Company’s consolidated balance sheets (see Note 6).

As of December 31, 2022 and 2021, as a result of the transactions described above, securitized loans of approximately $4.0 billion and $3.0 billion are included in “Residential whole loans” and REO with a carrying value of approximately $36.5 million and $35.4 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
December 31, 2022 and 2021, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $3.4 billion and $2.7 billion, respectively.  These Senior Bonds are disclosed as “securitized debt” and are included in Financing agreements on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of December 31, 2022 and 2021 are a total of $7.5 billion and $7.9 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

In addition, as a result of the sale of certain redemption rights in 2022, the SPE’s that held previously securitized Agency eligible investor loans were deconsolidated from the Company’s financial statements, as the Company concluded that it was no longer the primary beneficiary of those SPE’s. This resulted in the de-recognition of Agency eligible investor loans with an unpaid principal balance of $598.0 million and of securitized debt with an unpaid principal balance of $567.2 million. All of the loans and debt were held at fair value. Accordingly, no significant additional gains or losses were recorded on de-recognition.

15. Segment Reporting

At December 31, 2022, the Company’s reportable segments include (i) mortgage-related assets and (ii) Lima One. The Corporate column in the table below primarily consists of corporate cash and related interest income, investments in loan originators and related economics, general and administrative expenses not directly attributable to Lima One, interest expense on unsecured convertible senior notes (Note 6), securitization issuance costs, and preferred stock dividends.

The following tables summarize segment financial information, which in total reconciles to the same data for the Company as a whole. The Company is not presenting comparable segment statements of operations for the year ended December 31, 2020, because the Company did not consolidate Lima One during those periods:

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Year Ended December 31, 2022
Interest Income	$364,761	$113,134	$4,524	$482,419
Interest Expense	176,725	66,358	15,760	258,843
Net Interest Income/(Expense)	$188,036	$46,776	$(11,236)	$223,576
Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	2,842	(196)	—	2,646
Provision for Credit Losses on Other Assets	—	—	(28,579)	(28,579)
Net Interest Income/(Expense) after Reversal of Provision/(Provision) for Credit Losses	$190,878	$46,580	$(39,815)	$197,643

Net loss on residential whole loans measured at fair value through earnings	$(730,028)	$(136,734)	$—	$(866,762)
Impairment and other net loss on securities and other portfolio investments	(3,146)	—	(21,921)	(25,067)
Net gain on real estate owned	25,348	31	—	25,379
Net gain on derivatives used for risk management purposes	217,961	37,218	—	255,179
Net gain on securitized debt measured at fair value through earnings	231,176	59,463	—	290,639
Lima One - origination, servicing and other fee income	—	46,745	—	46,745
Other, net	4,282	537	4,478	9,297
Total Other (Loss)/Income, net	$(254,407)	$7,260	$(17,443)	$(264,590)

General and administrative expenses (including compensation)	$—	$53,185	$59,355	$112,540
Loan servicing, financing, and other related costs	25,384	1,120	16,390	42,894
Amortization of intangible assets	—	9,200	—	9,200
Net Loss	$(88,913)	$(9,665)	$(133,003)	$(231,581)

Less Preferred Stock Dividend Requirement	$—	$—	$32,875	$32,875
Net Loss Available to Common Stock and Participating Securities	$(88,913)	$(9,665)	$(165,878)	$(264,456)

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Year Ended December 31, 2021
Interest Income	$347,863	$14,249	$190	$362,302
Interest Expense	99,905	4,691	15,789	120,385
Net Interest Income/(Expense)	$247,958	$9,558	$(15,599)	$241,917
Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	$44,981	$(118)	$—	$44,863
Net Interest Income/(Expense) after Reversal of Provision/(Provision) for Credit Losses	$292,939	$9,440	$(15,599)	$286,780

Net (loss)/gain on residential whole loans measured at fair value through earnings	$(2,719)	$18,962	$—	$16,243
Impairment and other net gain on securities and other portfolio investments	1,607	—	72,889	74,496
Net gain on real estate owned	22,760	78	—	22,838
Net gain/(loss) on derivatives used for risk management purposes	1,457	(31)	—	1,426
Net gain on securitized debt measured at fair value through earnings	14,594	433	—	15,027
Lima One - origination, servicing and other fee income	—	22,600	—	22,600
Other, net	759	128	11,586	12,473
Total Other Income, net	$38,458	$42,170	$84,475	$165,103

General and administrative expenses (including compensation)	$—	$24,140	$61,406	$85,546
Loan servicing, financing, and other related costs	25,250	436	5,181	30,867
Amortization of intangible assets	—	6,600	—	6,600
Net Income	$306,147	$20,434	$2,289	$328,870

Less Preferred Stock Dividend Requirement	$—	$—	$32,875	$32,875
Net Income/(Loss) Available to Common Stock and Participating Securities	$306,147	$20,434	$(30,586)	$295,995

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
December 31, 2022
Total Assets	$6,065,557	$2,618,695	$428,153	$9,112,405

December 31, 2021
Total Assets	$7,567,084	$1,200,737	$371,867	$9,139,688

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
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

The Company performed an allocation of the purchase consideration and recorded the underlying assets acquired (including certain identified intangible assets) and liabilities assumed based on their estimated fair values using the information available at the acquisition date. The excess of the purchase consideration over the net assets acquired of $61.1 million was allocated to goodwill. The goodwill is attributed to further access and expansion into business purpose loan markets as well as access to an experienced management team and workforce that are expected to continue to provide services to the business. In addition, the Company identified and recorded finite-lived intangible assets totaling $28.0 million (Note 5).

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

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022
The Lima One segment includes the stand-alone mortgage origination and servicing business of Lima One, including related goodwill, intangible assets, and direct expenses, plus Lima One-related residential whole loans and REO (defined as both those owned by Lima One on the acquisition date and those originated by Lima One since the acquisition date) and the economics related thereto (including any related taxes and the economics of associated financing and hedging instruments), all as recorded under GAAP. Associated financing economics are equal to the results of direct financings of Lima One-related residential whole loans and REO plus allocations of the results of financings which include Lima One related residential whole loans and REO as part of their collateral, based on the relative carrying values of the financed assets. Associated hedging economics are equal to allocations of the Company’s overall hedging results based on the relative estimated duration of each asset class hedged and the relative fair values of assets within each asset class.

Mortgage-Related Assets Segment

This segment is comprised of the remainder of the Company’s investments (including any related taxes and the economics of associated financing and hedging instruments).

MFA FINANCIAL, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

16.  Subsequent Events

Subsequent to quarter end, the Company completed three additional loan securitizations with an aggregate UPB of loans sold of $668.2 million. This included $313.7 million of Non-QM loans, $203.9 million of Single Family Rental loans and $150.6 million of Transitional loans.

Schedule IV - Mortgage Loans on Real Estate

December 31, 2022

Asset Type	Number	Interest Rate	Maturity Date Range	Balance Sheet Reported Amount		Principal Amount of Loans Subject to Delinquent Principal or Interest
(Dollars in Thousands)
Residential Whole Loans
Original loan balance $0 - $149,999	7,282	0.00% - 16.00%	3/15/2010-4/1/2062	$613,600		$61,065
Original loan balance $150,000 - $299,999	7,740	0.00% - 13.49%	3/10/2013-8/1/2062	1,356,976		123,816
Original loan balance $300,000 - $449,999	3,601	0.00% - 12.60%	12/1/2018-9/1/2062	1,054,821		125,233
Original loan balance greater than $449,999	5,220	0.30% - 12.95%	12/1/2018-9/1/2071	4,528,656		255,171
	23,843			$7,554,053	(1)(2)	$565,285

(1)Excludes an allowance for loan losses of $35.3 million at December 31, 2022.
(2)The federal income tax basis is approximately $4.3 billion.

Reconciliation of Balance Sheet Reported Amounts of Mortgage Loans on Real Estate

The following table summarizes the changes in the carrying amounts of residential whole loans during the year ended December 31, 2022:

For the Year Ended December 31, 2022
(In Thousands)	Residential Whole Loans
Beginning Balance	$7,913,000
Additions during period:
Purchases	$3,126,424
Premium amortization/discount accretion, net	9,798
Reversal of provision for loan loss	4,133

Deductions during period:
Repayments	$(1,814,509)
Loan sales and repurchases	(973,283)
Changes in fair value recorded in Net gain/(loss) on residential whole loans measured at fair value through earnings	(676,076)
Transfer to REO	(70,748)
Ending Balance	$7,518,739

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

In connection with the preparation of this Annual Report on Form 10-K, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of December 31, 2022, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of December 31, 2022. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.  In making this assessment, the Company’s management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework 2013 (the “2013 COSO Framework”). As a result of this assessment, management concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective in providing reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

The Company’s independent registered public accounting firm, KPMG LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting.  This report appears on page 147 of this Annual Report on Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
MFA Financial, Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited MFA Financial, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income/(loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes and financial statement Schedule IV – Mortgage Loans on Real Estate (collectively, the consolidated financial statements), and our report dated February 23, 2023 expressed an unqualified opinion on those consolidated financial statements.

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
February 23, 2023

Item 9B.  Other Information.

Not applicable.

Item 9C.  Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

We expect to file with the SEC, in April 2023 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement (the “Proxy Statement”), pursuant to SEC Regulation 14A in connection with our Annual Meeting of Stockholders to be held on or about  June 6, 2023.  The information to be included in the Proxy Statement regarding the Company’s directors, executive officers, and certain other matters required by Item 401 of Regulation S-K is incorporated herein by reference.

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

The following table presents certain information with respect to our equity compensation plans as of December 31, 2022:

Award (1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
RSUs	2,059,803
Total	2,059,803		(2)	2,073,942	(3)

(1)All equity based compensation is granted pursuant to plans that have been approved by our stockholders.
(2)A weighted average exercise price is not applicable for our RSUs, as such equity awards result in the issuance of shares of our common stock provided that such awards vest and, as such, do not have an exercise price.  At December 31, 2022, 585,796 RSUs were vested, 526,312 RSUs were subject to time based vesting and 947,695 RSUs will vest subject to achieving a market condition.
(3)Number of securities remaining available for future issuance under equity compensation plans excludes RSUs presented in the table which were issued and outstanding at December 31, 2022.

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

Item 14.  Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, New York, New York. Auditor Firm ID: 185.

The information to be included in the Proxy Statement concerning principal accountant fees and services and the Audit Committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)         Documents filed as part of the report

The following documents are filed as part of this Annual Report on Form 10-K:

(1)  Financial Statements.  The consolidated financial statements of the Company, together with the independent registered public accounting firm’s report thereon, are set forth on pages 72 through 143 of this Annual Report on Form 10-K and are incorporated herein by reference.

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

3.8    Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company, dated April 4, 2022 (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated April 4, 2022 (Commission File No. 1-13991)).

3.9    Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company, dated April 4, 2022 (incorporated herein by reference to Exhibit 3.2 to the Company’s Form 8-K, dated April 4, 2022 (Commission File No. 1-13991)).

3.10    Articles Supplementary of the Company, dated April 22, 2004, designating the Company’s 8.50% Series A Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.4 to the Company’s Form 8-A, dated April 23, 2004 (Commission File No. 1-13991)).

3.11    Articles Supplementary of the Company, dated April 12, 2013, designating the Company’s 7.50% Series B Cumulative Redeemable Preferred Stock (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated April 15, 2013 (Commission File No. 1-13991)).

3.12    Articles Supplementary to the Amended and Restated Articles of Incorporation of the Company, as amended and supplemented, designating the Company’s 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, par value $0.01 per share (incorporated herein by reference to Exhibit 3.10 to the Company’s Registration Statement on Form 8-A filed on February 28, 2020 (Commission File No. 1-13991)).

3.13    Amended and Restated Bylaws of the Company (as amended and restated through April 10, 2017) (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated April 12, 2017 (Commission File No. 1-13991)).

4.1    Description of the Company’s securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated herein by reference to Exhibit 4.1 to the Company’s Form 10-K, filed on February 23, 2022 (Commission File No. 1-13991)).

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

10.2    Amendment No. 1, dated as of May 3, 2022, to Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Craig L. Knutson (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed on May 4, 2022 (Commission File No. 1-13991)).

10.3    Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Gudmundur Kristjansson (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-K, filed on February 23, 2021 (Commission File No. 1-13991)).

10.4    Amendment No. 1, dated as of May 3, 2022, to Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Gudmundur Kristjansson (incorporated herein by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed on May 4, 2022 (Commission File No. 1-13991)).

10.5    Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Bryan Wulfsohn (incorporated herein by reference to Exhibit 10.6 to the Company’s Form 10-K, filed on February 23, 2021 (Commission File No. 1-13991)).

10.6    Amendment No. 1, dated as of May 3, 2022, to Amended and Restated Employment Agreement, entered into as of February 22, 2021, by and between the Company and Bryan Wulfsohn (incorporated herein by reference to Exhibit 10.3 to the Company’s Form 10-Q, filed on May 4, 2022 (Commission File No. 1-13991)).

10.7    Amended and Restated Agreement, entered into as of May 5, 2021, by and between the Company and Stephen D. Yarad (incorporated herein by reference to Exhibit 10.4 to the Company’s Form 10-Q, filed on May 6, 2021 (Commission File No. 1-13991).

10.8    Amended and Restated Agreement, entered into as of May 5, 2021, by and between the Company and Harold E. Schwartz (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 10-Q, filed on May 6, 2021 (Commission File No. 1-13991)).

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

10.12    Form of Phantom Share Award Agreement (Vested Award) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Form 8-K, dated January 24, 2014 (Commission File No. 1-13991)).

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

10.15    Form of Phantom Share Award Agreement (Time-Based Vesting) relating to the Company’s Equity Compensation Plan (incorporated herein by reference to Exhibit 10.18 to the Company’s Form 10-K, filed on February 23, 2021 (Commission File No. 1-13991)).

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

10.20    Form of Director and Officer Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Form 8-K, dated May 19, 2020 (Commission File No. 1-13991)).

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

101    Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) our Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (iii) our Consolidated Statements of Comprehensive Income / (Loss) for the years ended December 31, 2022, 2021 and 2020; (iv) Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, 2021 and 2020; (v) our Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) the notes to our Consolidated Financial Statements.

104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

(c)   Financial Statement Schedules required by Regulation S-X

Schedule IV - Mortgage Loans on Real Estate as of December 31, 2022.

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

Date: February 23, 2023	MFA FINANCIAL, INC.
(Registrant)

	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: February 23, 2023	By	/s/	Craig L. Knutson
Craig L. Knutson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 23, 2023	By	/s/	Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer
(Principal Financial Officer)

Date: February 23, 2023	By	/s/	Michael Roper
Michael Roper
Chief Accounting Officer
(Principal Accounting Officer)

Date: February 23, 2023	By	/s/	Laurie Goodman
Laurie Goodman
Chair and Director

Date: February 23, 2023	By	/s/	Robin Josephs
Robin Josephs
Director

Date: February 23, 2023	By	/s/	Francis J. Oelerich III
Francis J. Oelerich III
Director

Date: February 23, 2023	By	/s/	Lisa Polsky
Lisa Polsky
Director

Date: February 23, 2023	By	/s/	Sheila A. Stamps
Sheila A. Stamps
Director

Date: February 23, 2023	By	/s/	Richard C. Wald
Richard C. Wald
Director