Form 10-Q
period 2023-03-31
MFA FINANCIAL, INC.
filed 2023-05-04
CIK 1055160

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________
FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended March 31, 2023

or
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

101,912,357 shares of the registrant’s common stock, $0.01 par value, were outstanding as of April 27, 2023.

MFA FINANCIAL, INC.

MFA FINANCIAL, INC. CONSOLIDATED BALANCE SHEETS
(In Thousands Except Per Share Amounts)	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Residential whole loans, net ($6,074,232 and $5,727,524 held at fair value, respectively) (1)(2)	$7,794,250	$7,518,739
Securities, at fair value (2)	504,639	333,364
Cash and cash equivalents	362,452	334,183
Restricted cash	165,137	159,898
Other assets (2)	485,129	766,221
Total Assets	$9,311,607	$9,112,405

Liabilities:
Financing agreements ($4,147,712 and $3,898,744 held at fair value, respectively)	$7,101,318	$6,812,086
Other liabilities	191,683	311,470
Total Liabilities	$7,293,001	$7,123,556

Commitments and contingencies (See Note 9)

Stockholders’ Equity:
Preferred stock, $0.01 par value; 7.5% Series B cumulative redeemable; 8,050 shares authorized; 8,000 shares issued and outstanding ($200,000 aggregate liquidation preference)	$80	$80
Preferred stock, $0.01 par value; 6.5% Series C fixed-to-floating rate cumulative redeemable; 12,650 shares authorized; 11,000 shares issued and outstanding ($275,000 aggregate liquidation preference)	110	110
Common stock, $0.01 par value; 874,300 and 874,300 shares authorized; 101,912 and 101,802 shares issued and outstanding, respectively	1,019	1,018
Additional paid-in capital, in excess of par	3,687,285	3,684,291
Accumulated deficit	(1,690,113)	(1,717,991)
Accumulated other comprehensive income	20,225	21,341
Total Stockholders’ Equity	$2,018,606	$1,988,849
Total Liabilities and Stockholders’ Equity	$9,311,607	$9,112,405

(1)Includes approximately $4.6 billion and $4.0 billion of Residential whole loans transferred to consolidated variable interest entities (“VIEs”) at March 31, 2023 and December 31, 2022, respectively. Such assets can be used only to settle the obligations of each respective VIE.
(2)See Note 6 for information regarding the Company’s pledged assets.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2023	2022
Interest Income:
Residential whole loans	$119,510	$99,466
Securities, at fair value	7,308	5,275
Other interest-earning assets	2,351	1,506
Cash and cash equivalent investments	3,036	102
Interest Income	$132,205	$106,349

Interest Expense:
Asset-backed and other collateralized financing arrangements	$88,880	$39,365
Other interest expense	3,956	3,931
Interest Expense	$92,836	$43,296

Net Interest Income	$39,369	$63,053

Reversal of Provision for Credit Losses on Residential Whole Loans	$13	$3,511
Net Interest Income after Reversal of Provision for Credit Losses	$39,382	$66,564

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$129,174	$(287,935)
Impairment and other net gain/(loss) on securities and other portfolio investments	2,931	(3,701)
Net gain on real estate owned	3,942	8,732
Net (loss)/gain on derivatives used for risk management purposes	(21,208)	94,101
Net (loss)/gain on securitized debt measured at fair value through earnings	(51,725)	64,117
Lima One - origination, servicing and other fee income	8,976	14,494
Other, net	3,172	2,676
Other Income/(Loss), net	$75,262	$(107,516)

Operating and Other Expense:
Compensation and benefits	$20,630	$19,556
Other general and administrative expense	10,391	8,697
Loan servicing, financing and other related costs	9,539	10,401
Amortization of intangible assets	1,300	3,300
Operating and Other Expense	$41,860	$41,954

Net Income/(Loss)	$72,784	$(82,906)
Less Preferred Stock Dividend Requirement	$8,219	$8,219
Net Income/(Loss) Available to Common Stock and Participating Securities	$64,565	$(91,125)

Basic Earnings/(Loss) per Common Share	$0.63	$(0.86)
Diluted Earnings/(Loss) per Common Share	$0.62	$(0.86)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS) (UNAUDITED)
	Three Months Ended March 31,
(In Thousands)	2023	2022
Net income/(loss)	$72,784	$(82,906)
Other Comprehensive Income/(Loss):
Unrealized losses on securities available-for-sale	(1,116)	(4,977)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	1,255
Other Comprehensive (Loss)	(1,116)	(3,722)
Comprehensive income/(loss) before preferred stock dividends	$71,668	$(86,628)
Dividends required on preferred stock	(8,219)	(8,219)
Comprehensive Income/(Loss) Available to Common Stock and Participating Securities	$63,449	$(94,847)

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
	Three Months Ended March 31, 2023
(In Thousands, Except Per Share Amounts)	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2022	11,000	$110	8,000	$80	101,802	$1,018	$3,684,291	$(1,717,991)	$21,341	$1,988,849
Net income	—	—	—	—	—	—	—	72,784	—	72,784
Issuance of common stock, net of expenses	—	—	—	—	168	1	17	—	—	18
Repurchase of shares of common stock (1)	—	—	—	—	(58)	—	(599)	—	—	(599)
Equity based compensation expense	—	—	—	—	—	—	3,019	—	—	3,019
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	557	(932)	—	(375)
Dividends declared on common stock ($0.35 per share)	—	—	—	—	—	—	—	(35,669)	—	(35,669)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—		—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(86)	—	(86)
Change in unrealized gains on securities, net	—	—	—	—	—	—	—	—	(1,116)	(1,116)
Balance at March 31, 2023	11,000	$110	8,000	$80	101,912	$1,019	$3,687,285	$(1,690,113)	$20,225	$2,018,606
(1)  For the three months ended March 31, 2023 includes approximately $600,000 (58,505 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
			Three Months Ended March 31, 2022
	Preferred Stock 6.50% Series C Fixed-to-Floating Rate Cumulative Redeemable - Liquidation Preference $25.00 per Share		Preferred Stock 7.50% Series B Cumulative Redeemable - Liquidation Preference $25.00 per Share		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
(In Thousands, Except Per Share Amounts)	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2021	11,000	$110	8,000	$80	108,138	$1,082	$3,775,482	$(1,279,484)	$45,578	$2,542,848
Net loss	—	—	—	—	—	—	—	(82,906)	—	(82,906)
Issuance of common stock, net of expenses	—	—	—	—	150	1	485	—	—	486
Repurchase of shares of common stock (1)	—	—	—	—	(3,252)	(33)	(55,709)	—	—	(55,742)
Equity based compensation expense	—	—	—	—	—	—	2,642	—	—	2,642
Change in accrued dividends attributable to stock-based awards	—	—	—	—	—	—	74	(150)	—	(76)
Dividends declared on common stock ($0.440 per share)	—	—	—	—	—	—	—	(46,215)	—	(46,215)
Dividends declared on Series B Preferred Stock ($0.46875 per share)	—	—	—	—	—	—	—	(3,750)	—	(3,750)
Dividends declared on Series C Preferred Stock ($0.40625 per share)	—	—	—	—	—	—	—	(4,469)	—	(4,469)
Dividends attributable to dividend equivalents	—	—	—	—	—	—	—	(141)	—	(141)
Change in unrealized losses on securities, net	—	—	—	—	—	—	—	—	(4,977)	(4,977)
Changes in fair value of financing agreements at fair value due to changes in instrument-specific credit risk	—	—	—	—	—	—	—	—	1,255	1,255
Balance at March 31, 2022	11,000	$110	8,000	$80	105,036	$1,050	$3,722,974	$(1,417,115)	$41,856	$2,348,955

(1)  For the three months ended March 31, 2022 includes approximately $1.0 million (56,690 shares) surrendered for tax purposes related to equity-based compensation awards.

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31,
(In Thousands)	2023	2022

Cash Flows From Operating Activities:
Net income/(loss)	$72,784	$(82,906)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Net (gain)/loss on residential whole loans	(129,174)	285,522
Impairment and other net (gain)/loss on securities and other portfolio investments, net	(2,932)	2,921
Net gain on real estate owned	(3,936)	(8,249)
Accretion of purchase discounts and amortization of purchase premiums on residential whole loans and securities	(4,507)	(4,135)
Reversal of provision for credit losses on residential whole loans and other assets	(4)	(4,038)
Net loss/(gain) on derivatives used for risk management purposes	42,879	(99,630)
Net loss/(gain) on securitized debt measured at fair value through earnings	48,846	(62,855)
Net margin (paid)/received for derivatives used for risk management purposes	(28,428)	75,334
Net other non-cash losses included in net income	7,855	8,990
(Increase)/decrease in other assets	(27,522)	21,997
Increase/(decrease) in other liabilities	11,471	609
Net cash (used in)/provided by operating activities	$(12,668)	$133,560

Cash Flows From Investing Activities:
Purchases and origination of residential whole loans, loan related investments and capitalized advances	$(459,012)	$(1,192,437)
Proceeds from sales of residential whole loans	263,014	—
Principal payments on residential whole loans and loan related investments	321,626	567,114
Purchases of securities	(305,858)	—
Proceeds from sales of securities and other assets	—	369
Principal payments on securities	5,755	1,470
Purchases of real estate owned and capital improvements	(137)	(353)
Proceeds from sales of real estate owned	33,968	41,336
Additions to leasehold improvements, furniture and fixtures	(1,458)	(953)
Net cash used in investing activities	$(142,102)	$(583,454)

Cash Flows From Financing Activities:
Principal payments on financing agreements with mark-to-market collateral provisions	$(766,604)	$(586,883)
Proceeds from borrowings under financing agreements with mark-to-market collateral provisions	640,498	965,270
Principal payments on other collateralized financing agreements	(415,443)	(761,122)
Proceeds from borrowings under other collateralized financing agreements	778,400	1,096,258
Payment made for other collateralized financing agreement related costs	(4,602)	(2,870)
Proceeds from issuances of common stock	17	581
Payments made for the repurchase of common stock through the stock repurchase program	—	(54,799)
Dividends paid on preferred stock	(8,219)	(8,219)
Dividends paid on common stock and dividend equivalents	(35,769)	(47,230)
Net cash provided by financing activities	$188,278	$600,986
Net increase in cash, cash equivalents and restricted cash	$33,508	$151,092
Cash, cash equivalents and restricted cash at beginning of period	$494,081	$404,447
Cash, cash equivalents and restricted cash at end of period	$527,589	$555,539

Supplemental Disclosure of Cash Flow Information
Interest paid	$87,057	$34,727

Non-cash Investing and Financing Activities:
Transfer from residential whole loans to real estate owned	$20,925	$22,079
Dividends and dividend equivalents declared and unpaid	$35,756	$46,357
Payable for unsettled residential whole loan and Treasury Bill purchases	$—	$329,706

The accompanying notes are an integral part of the consolidated financial statements.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

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

The interim unaudited consolidated financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) have been condensed or omitted in accordance with these SEC rules and regulations.  Management believes that the disclosures included in these interim unaudited consolidated financial statements are adequate to make the information presented not misleading.  The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.  In the opinion of management, all normal and recurring adjustments necessary to present fairly the financial condition of the Company at March 31, 2023 and results of operations for all periods presented have been made.  The results of operations for the three months ended March 31, 2023 should not be construed as indicative of the results to be expected for the full year.

The accompanying consolidated financial statements of the Company have been prepared on the accrual basis of accounting in accordance with GAAP.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Although the Company’s estimates contemplate current conditions and how it expects them to change in the future, it is reasonably possible that actual conditions could differ from those estimates, which could materially impact the Company’s results of operations and its financial condition.  Management has made significant estimates in several areas: impairment, valuation allowances and loss allowances on residential whole loans (see Note 3), certain securities designated as available-for- sale (“AFS”) (see Note 4) and certain Other assets (see Note 5), valuation of Securities, at fair value (see Notes 4 and 13), income recognition and valuation of residential whole loans (see Notes 3 and 13), valuation of financing agreements (Notes 6 and 13), and valuation of derivative instruments (see Notes 5(d) and 13). In addition, estimates are used in the determination of taxable income used in the assessment of REIT compliance and contingent liabilities for related taxes, penalties and interest (see Note 8).  Actual results could differ from those estimates.

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
MARCH 31, 2023
(b)  Residential Whole Loans (including Residential Whole Loans transferred to consolidated VIEs)

Residential whole loans included in the Company’s consolidated balance sheets are primarily comprised of pools of fixed- and adjustable-rate residential mortgage loans acquired through consolidated trusts in secondary market transactions or originated by Lima One. The accounting model utilized by the Company is determined at the time each loan package is initially acquired. Prior to the second quarter of 2021, the Company typically elected the fair value option on loans that were 60 or more days delinquent at purchase (“Purchased Non-performing Loans”). Purchased Credit Deteriorated Loans (i.e., mortgage loans in which the underlying borrower had a delinquency status of less than 60 days at the acquisition date) acquired prior to the second quarter of 2021 are typically held at carrying value. Purchased Performing Loans (as described below) acquired prior to the second quarter of 2021 are also typically held at carrying value, but the accounting methods for income recognition and determination and measurement of any required credit loss reserves (as discussed below) differ from those used for Purchased Credit Deteriorated Loans held at carrying value. Starting in the second quarter of 2021, the Company began to elect the fair value option for all loans acquired, irrespective of borrower delinquency status at acquisition. Over time, the Company expects that election of the fair value option should serve to simplify reporting of the results of its loan investment activities as fair value accounting will be used for the majority of loans in the Company’s portfolio. The accounting model initially applied to loan acquisitions is not permitted to be subsequently changed. Consequently, the Company is not permitted to retroactively apply fair value accounting to loans held at carrying value acquired in periods prior to the second quarter of 2021.

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

For Purchased Performing Loans acquired prior to the second quarter of 2021 for which the fair value option was not elected, an allowance for credit losses is recorded at acquisition, and maintained on an ongoing basis, for all losses expected over the life of the respective loan. Any required credit loss allowance would reduce the net carrying value of the loan with a corresponding charge to earnings, and may increase or decrease over time. Significant judgments are required in determining any allowance for credit loss, including assumptions regarding the loan cash flows expected to be collected, the value of the underlying collateral and the ability of the Company to collect on any other forms of security, such as a personal guaranty provided either by the borrower or an affiliate of the borrower. Income recognition is suspended, and interest accruals are

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
reversed against income, for loans at the earlier of the date on which payments become 90 days past due or when, in the opinion of management, a full recovery of income and principal becomes doubtful (i.e., such loans are placed on nonaccrual status). For nonaccrual loans, interest income is recorded under the cash basis method as interest payments are received. Interest accruals are resumed when the loan becomes contractually current. A loan is written off when it is no longer realizable and/or it is legally discharged. Modified loans are considered “troubled debt restructurings” if the Company grants a concession to a borrower who is experiencing financial difficulty (including the interpretation of this definition set forth in OCC Bulletin 2020-35).

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

Purchased Credit Deteriorated Loans

The Company has elected to account for these loans as credit deteriorated, as they have experienced a deterioration in credit quality since origination and prior to our purchase and were acquired at discounted prices that reflect, in part, the impaired credit history of the borrower. Substantially all of these loans have previously experienced payment delinquencies and the amount owed may exceed the value of the property pledged as collateral. Consequently, these loans generally have a higher likelihood of default than newly originated mortgage loans with loan-to-value ratios (“LTVs”) of 80% or less to creditworthy borrowers. The Company believes that amounts paid to acquire these loans represent fair market value at the date of acquisition. Loans considered credit deteriorated are initially recorded at their purchase price on a net basis, after establishing an initial allowance for credit losses (their initial cost basis is equal to their purchase price plus the initial allowance for credit losses). Subsequent to acquisition, the gross recorded amount for these loans reflects the initial cost basis, plus accretion of interest income, less principal and interest cash flows received. Purchased Credit Deteriorated Loans acquired prior to the second quarter of 2021, or where the fair value option was not otherwise elected, are presented on the Company’s consolidated balance sheets at carrying value, which reflects the recorded cost basis reduced by any allowance for credit losses. Interest income on such loans purchased is recorded each period based on the contractual coupon net of amortization of the difference between their cost basis and unpaid principal balance (“UPB”), subject to the Company’s nonaccrual policy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
Residential Whole Loans at Fair Value

Certain of the Company’s residential whole loans are presented at fair value on its consolidated balance sheets as a result of a fair value election made at the time of acquisition. Prior to the second quarter of 2021, this accounting election was made primarily on Purchased Non-performing Loans. Starting in the second quarter of 2021, the Company made the fair value election on all loan acquisitions, which, to date, have been comprised exclusively of Purchased Performing Loans (including loans originated by Lima One since its consolidation). The Company generally considers accounting for these loans at fair value to be more reflective of the expected pattern of returns from these loans under current economic conditions. The Company determines the fair value of its residential whole loans held at fair value after considering portfolio valuations obtained from third-parties that specialize in providing valuations of residential mortgage loans and trading activity observed in the marketplace. Subsequent changes in fair value are reported in current period earnings and presented in Net (loss)/gain on residential whole loans measured at fair value through earnings on the Company’s consolidated statements of operations.

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

Term Notes Backed by MSR Collateral
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

Designation

Securities that the Company generally intends to hold until maturity, but that it may sell from time to time as part of the overall management of its business, are designated as AFS. Such securities, which include term notes backed by MSR collateral and certain CRT securities, are carried at their fair value with unrealized gains and losses excluded from earnings (except when an allowance for loan losses is recognized, as discussed below) and reported in accumulated other comprehensive income (“AOCI”), a component of Stockholders’ Equity.

Upon the sale of an AFS security, any unrealized gain or loss is reclassified out of AOCI to earnings as a realized gain or loss using the specific identification method.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
The Company has elected the fair value option for its Agency and Non-Agency MBS and certain of its CRT securities. These securities are carried at their fair value with changes in fair value included in earnings for the period and reported in Other Income, net on the Company’s consolidated statements of operations.

Revenue Recognition, Premium Amortization and Discount Accretion

Interest income on securities is accrued based on their outstanding principal balance and their contractual terms. Premiums and discounts associated with MBS assessed as high credit quality at the time of purchase are amortized into interest income over the life of such securities using the effective yield method. Adjustments to premium amortization are made for actual prepayment activity.

Determination of Fair Value for Securities

In determining the fair value of the Company’s securities, management considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity (see Note 13). For term notes backed by MSR collateral, other factors taken into consideration include estimated changes in fair value of the related underlying MSR collateral, as applicable, and the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient.

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

Balance Sheet Presentation

The Company’s securities pledged as collateral against financing agreements are included on the consolidated balance sheets with the fair value of the securities pledged disclosed in Note 6.  Purchases and sales of securities are recorded on the trade date.

(d)  Cash and Cash Equivalents

Cash and cash equivalents include cash on deposit with financial institutions and investments in money market funds, all of which have original maturities of three months or less.  Cash and cash equivalents may also include cash pledged as collateral to the Company by its financing counterparties as a result of reverse margin calls (i.e., margin calls made by the Company).  The Company did not hold any cash pledged by its counterparties at March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022, the Company had cash and cash equivalents of $362.5 million and $334.2 million, respectively. At March 31, 2023, the Company had $322.5 million of investments in overnight money market funds, which are not bank deposits and are not insured or guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) or any other government agency. As of December 31, 2022, the Company had $267.1 million worth of investments in overnight money market funds. In addition, deposits in FDIC insured accounts generally exceed insured limits (see Notes 6 and 13).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(e)  Restricted Cash

Restricted cash primarily represents the Company’s cash collections held in connection with certain of the Company’s financing agreements, interest rate swap agreements (“Swaps”) and/or loan servicing activities that are not available to the Company for general corporate purposes. Restricted cash may be applied against amounts due to financing agreements and/or Swap counterparties, or may be returned to the Company when the related collateral requirements are exceeded or at the maturity of financing agreements and/or Swaps.  The Company had aggregate restricted cash of $165.1 million and $159.9 million at March 31, 2023 and December 31, 2022, respectively (see Notes 5(d), 6 and 13).

(f)  Goodwill & Intangible Assets

At March 31, 2023 and December 31, 2022, the Company had goodwill of $61.1 million, which represents the excess of the fair value of consideration paid over the fair value of net assets acquired in connection with the acquisition of Lima One, and other intangible assets of $10.9 million and $12.2 million, respectively (net of amortization), primarily comprised of customer relationships, non-competition agreements (fully amortized as of June 30, 2022), trademarks and trade names, and internally developed software recognized as part of the acquisition of Lima One (see Note 5(b)). The intangible assets are amortized over their expected useful lives, which ranged from one to ten years at acquisition. Goodwill, which is not subject to amortization, and intangible assets are tested for impairment at least annually, or more frequently under certain circumstances that could reduce the fair value of the Lima One reporting unit (a component of the Lima One segment) below its carrying amount. Through March 31, 2023, the Company had not recognized any impairment against its goodwill or intangible assets. Goodwill and intangible assets are included in Other assets on the Company’s consolidated balance sheets.

(g) Real Estate Owned (“REO”)
REO represents real estate acquired by the Company, including through foreclosure, deed in lieu of foreclosure, or purchased in connection with the acquisition of residential whole loans. REO acquired through foreclosure or deed in lieu of foreclosure is initially recorded at fair value less estimated selling costs. REO acquired in connection with the acquisition of residential whole loans is initially recorded at its purchase price. Subsequent to acquisition, REO is reported, at each reporting date, at the lower of the current carrying amount or fair value less estimated selling costs and for presentation purposes is included in Other assets on the Company’s consolidated balance sheets. Changes in fair value that result in an adjustment to the reported amount of an REO property that has a fair value at or below its carrying amount are reported in Other Income, net on the Company’s consolidated statements of operations (see Note 5).

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
MARCH 31, 2023
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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

Swaps

The Company has entered into Swaps that are not designated as hedges for accounting purposes. Changes in the fair value of the Company’s Swaps not designated in hedging transactions are recorded in Other income, net on the Company’s consolidated statements of operations (see Note 5(d)).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
To Be Announced (“TBA”) Securities

During 2021 and 2022, the Company entered into transactions to take short positions in TBA securities in connection with the management of interest rate and other market risks associated with purchases of Agency eligible investor loans. As the Company did not intend to physically settle its transactions in TBA securities, they were required to be accounted for as derivative financial instruments. The Company did not apply hedge accounting to its TBA securities. Accordingly, TBA securities were recorded on the Company’s balance sheets at fair value, with realized and unrealized changes in fair value each period recorded in Other income, net in the Company’s consolidated statements of operations.

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
MARCH 31, 2023
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

(r)  New Accounting Standards and Interpretations

As of March 31, 2023, there were no new accounting standards or interpretations adopted by the Company that had a material effect on its consolidated financial statements in 2023.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
3.    Residential Whole Loans

Included on the Company’s consolidated balance sheets at March 31, 2023 and December 31, 2022 are approximately $7.8 billion and $7.5 billion, respectively, of residential whole loans generally arising from the Company’s interests in certain trusts established to acquire the loans and certain entities established in connection with its loan securitization transactions. The Company has assessed that these entities are required to be consolidated for financial reporting purposes. Starting in the second quarter of 2021, the Company elected the fair value option for all loan acquisitions, including loans originated by Lima One subsequent to its acquisition by the Company. Prior to the second quarter of 2021, the fair value option was typically elected only for Purchased Non-performing Loans.

The following table presents the components of the Company’s Residential whole loans, and the accounting model designated at March 31, 2023 and December 31, 2022:

	Held at Carrying Value		Held at Fair Value		Total
(Dollars in Thousands)	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Purchased Performing Loans:
Non-QM loans	$958,099	$987,282	$2,501,132	$2,372,548	$3,459,231	$3,359,830
Transitional loans (1)	53,272	75,188	1,471,633	1,342,032	1,524,905	1,417,220
Single-family rental loans	201,563	210,833	1,265,246	1,165,741	1,466,809	1,376,574
Seasoned performing loans	79,465	82,932	—	—	79,465	82,932
Agency eligible investor loans	—	—	60,854	51,094	60,854	51,094
Total Purchased Performing Loans	$1,292,399	$1,356,235	$5,298,865	$4,931,415	$6,591,264	$6,287,650

Purchased Credit Deteriorated Loans	$460,680	$470,294	$—	$—	$460,680	$470,294

Allowance for Credit Losses	$(33,061)	$(35,314)	$—	$—	$(33,061)	$(35,314)

Purchased Non-Performing Loans	$—	$—	$775,367	$796,109	$775,367	$796,109

Total Residential Whole Loans	$1,720,018	$1,791,215	$6,074,232	$5,727,524	$7,794,250	$7,518,739

Number of loans	6,930	7,126	17,122	16,717	24,052	23,843
(1)As of March 31, 2023 includes $825.9 million of loans collateralized by one-to-four family residential properties and $699.0 million of loans collateralized by multi-family properties. As of December 31, 2022 includes $784.9 million of loans collateralized by one-to-four family residential properties and $632.3 million of Transitional loans collateralized by multi-family properties.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

The following table presents additional information regarding the Company’s Residential whole loans at March 31, 2023 and December 31, 2022:
March 31, 2023

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Delinquency %
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$3,452,086	$3,683,664	5.22%	349	65%	735	$3,508,600	$74,897	$38,599	$61,568	2.7%
Transitional loans (1)	1,521,279	1,537,094	8.07	11	65	746	1,449,593	14,063	7,522	65,916	4.8
Single-family rental loans	1,465,469	1,542,253	5.87	322	69	737	1,492,800	10,113	5,527	33,813	2.6
Seasoned performing loans	79,420	87,079	3.69	149	30	724	81,207	1,386	617	3,869	5.2
Agency eligible investor loans	60,854	71,890	3.46	341	67	757	70,739	661	—	490	0.7
Total Purchased Performing Loans	6,579,108	$6,921,980	5.96%	265							3.1%

Purchased Credit Deteriorated Loans	$439,775	$543,594	4.71%	275	63%	N/A	$394,389	$44,939	$18,057	$86,209	19.2%

Purchased Non-Performing Loans	$775,367	$857,388	5.07%	275	67%	N/A	$443,433	$89,259	$35,820	$288,876	37.9%

Residential whole loans, total or weighted average	$7,794,250	$8,322,962	5.80%	267							7.8%

December 31, 2022

	Fair Value / Carrying Value	Unpaid Principal Balance (“UPB”)	Weighted Average Coupon (2)	Weighted Average Term to Maturity (Months)	Weighted Average LTV Ratio (3)	Weighted Average Original FICO (4)	Aging by UPB				60+ Delinquency %
								Past Due Days
(Dollars In Thousands)							Current	30-59	60-89	90+
Purchased Performing Loans:
Non-QM loans	$3,352,471	$3,671,468	5.13%	351	65%	733	$3,520,671	$56,825	$32,253	$61,719	2.6%
Transitional loans (1)	1,411,997	1,431,692	7.78	12	66	746	1,348,815	6,463	2,234	74,180	5.3%
Single-family rental loans	1,375,297	1,485,967	5.74	324	69	737	1,442,095	8,431	7,978	27,463	2.4%
Seasoned performing loans	82,884	90,843	3.31	151	30	714	84,514	993	937	4,399	5.9%
Agency eligible investor loans	51,094	61,816	3.44	344	68	757	61,816	—	—	—	—%
Total Purchased Performing Loans	6,273,743	$6,741,786	5.78%	271							3.1%

Purchased Credit Deteriorated Loans	$448,887	$554,907	4.66%	277	63%	N/A	$403,042	$48,107	$16,270	$87,488	18.7%

Purchased Non-Performing Loans	$796,109	$884,257	5.01%	277	68%	N/A	$444,045	$89,623	$40,554	$310,035	39.6%

Residential whole loans, total or weighted average	$7,518,739	$8,180,950	5.64%	272							8.1%

(1) As of March 31, 2023 Transitional loans includes $699.0 million of loans collateralized by multi-family properties with a weighted average term to maturity of 16 months and a weighted average LTV ratio of 64%. As of December 31, 2022, Transitional loans includes $632.3 million of loans collateralized by multi-family properties with a weighted average term to maturity of 18 months and a weighted average LTV ratio of 64%.
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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(3)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $223.0 million and $223.2 million at March 31, 2023 and December 31, 2022, respectively, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 69% and 70% at March 31, 2023 and December 31, 2022, respectively. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots, for which the LTV ratio is not meaningful. 60+ LTV has been calculated on a consistent basis.
(4)Excludes loans for which no Fair Isaac Corporation (“FICO”) score is available.

During the three months ended December 31, 2022, Agency eligible investor loans with an unpaid principal balance of $337.8 million were sold, realizing losses, before the impact of economic hedging gains and the reversal of previously recognized unrealized losses of $72.3 million. In addition, in the fourth quarter of 2022, the Agency eligible investor loan securitizations were deconsolidated from the Company’s financial statements which resulted in the de-recognition of Agency eligible investor loans with an unpaid principal balance of $598.0 million. No Residential whole loans were sold during the three months ended March 31, 2023 and 2022.

Allowance for Credit Losses

The following table presents a roll-forward of the allowance for credit losses on the Company’s Residential Whole Loans, at Carrying Value:

	Three Months Ended March 31, 2023
(Dollars In Thousands)	Non-QM Loans	Transitional Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2022	$7,359	$5,223	$1,277	$48	$21,407	$35,314
Current provision	(214)	406	514	(2)	(389)	315
Write-offs	—	(2,003)	(451)	—	(113)	(2,567)
Allowance for credit losses at March 31, 2023	$7,145	$3,626	$1,340	$46	$20,905	$33,062

	Three Months Ended March 31, 2022
(Dollars In Thousands)	Non-QM Loans	Transitional Loans (1)(2)	Single-family Rental Loans	Seasoned Performing Loans	Purchased Credit Deteriorated Loans (3)	Totals
Allowance for credit losses at December 31, 2021	$8,289	$6,881	$1,451	$46	$22,780	$39,447
Current provision	(909)	(1,460)	(122)	(1)	(975)	(3,467)
Write-offs	(51)	(219)	(27)	—	(226)	(523)
Allowance for credit losses at March 31, 2022	$7,329	$5,202	$1,302	$45	$21,579	$35,457

(1)In connection with Transitional loans at carrying value, the Company had unfunded commitments of $6.8 million and $12.9 million as of March 31, 2023 and 2022, respectively, with an allowance for credit losses of $16,000 and $156,000 at March 31, 2023 and 2022, respectively. Such allowance is included in “Other liabilities” in the Company’s consolidated balance sheets (see Note 7).
(2)Includes $46.4 million and $80.2 million of loans that were assessed for credit losses based on a collateral dependent methodology as of March 31, 2023 and 2022, respectively.
(3)Includes $62.0 million and $69.1 million of loans that were assessed for credit losses based on a collateral dependent methodology as of March 31, 2023 and 2022, respectively.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
Estimates of credit losses under credit losses on financial instruments (“CECL”) are highly sensitive to changes in assumptions and current economic conditions have increased the difficulty of accurately forecasting future conditions.

The amortized cost basis of Purchased Performing Loans on nonaccrual status as of March 31, 2023 and December 31, 2022 was $192.5 million and $195.1 million, respectively. The amortized cost basis of Purchased Credit Deteriorated Loans on nonaccrual status as of March 31, 2023 and December 31, 2022 was $79.4 million and $80.5 million, respectively. The fair value of Purchased Non-performing Loans on nonaccrual status as of March 31, 2023 and December 31, 2022 was $389.1 million and $413.1 million, respectively. During the three months ended March 31, 2023, the Company recognized $3.6 million of interest income on loans on nonaccrual status, including $2.5 million on its portfolio of loans which were non-performing at acquisition. At March 31, 2023 and December 31, 2022, there were approximately $70.2 million and $71.7 million, respectively, of loans held at carrying value on nonaccrual status that did not have an associated allowance for credit losses because they were determined to be collateral dependent and the estimated fair value of the related collateral exceeded the carrying value of each loan, respectively. There were no carrying value loans that were modified during the three months ended March 31, 2023.

The following table presents certain additional credit-related information regarding our Residential whole loans, at Carrying Value:

	Amortized Cost Basis by Origination Year and LTV Bands
(Dollars In Thousands)	2023	2022	2021	2020	2019	Prior	Total
Non-QM loans
LTV <= 80% (1)	$—	$—	$46,905	$185,045	$447,565	$251,532	$931,047
LTV > 80% (1)	—	—	2,120	12,816	5,734	6,382	27,052
Total Non-QM loans	$—	$—	$49,025	$197,861	$453,299	$257,914	$958,099
Three Months Ended March 31, 2023 Gross write-offs	$—	$—	$—	$—	$—	$—	$—

Transitional loans
LTV <= 80% (1)	$—	$—	$729	$4,738	$32,118	$12,497	$50,082
LTV > 80% (1)	—	—	—	—	3,190	—	3,190
Total Transitional loans	$—	$—	$729	$4,738	$35,308	$12,497	$53,272
Three Months Ended March 31, 2023 Gross write-offs	$—	$—	$—	$—	$1,148	$855	$2,003

Single-family rental loans
LTV <= 80% (1)	$—	$—	$13,445	$23,537	$113,092	$49,275	$199,350
LTV > 80% (1)	—	—	—	—	2,128	85	2,213
Total Single family rental loans	$—	$—	$13,445	$23,537	$115,221	$49,360	$201,563
Three Months Ended March 31, 2023 Gross write-offs	$—	$—	$—	$—	$451	$—	$451

Seasoned performing loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$76,938	$76,938
LTV > 80% (1)	—	—	—	—	—	2,527	2,527
Total Seasoned performing loans	$—	$—	$—	$—	$—	$79,465	$79,465
Three Months Ended March 31, 2023 Gross write-offs	$—	$—	$—	$—	$—	$—	$—

Purchased credit deteriorated loans
LTV <= 80% (1)	$—	$—	$—	$—	$—	$373,929	$373,929
LTV > 80% (1)	—	—	—	—	—	86,752	86,752
Total Purchased credit deteriorated loans	$—	$—	$—	$—	$—	$460,680	$460,680
Three Months Ended March 31, 2023 Gross write-offs	$—	$—	$—	$—	$—	$113	$113

Total LTV <= 80% (1)	$—	$—	$61,079	$213,320	$592,776	$764,170	$1,631,345
Total LTV > 80% (1)	—	—	2,120	12,816	11,053	95,746	121,734
Total residential whole loans, at carrying value	$—	$—	$63,199	$226,136	$603,828	$859,916	$1,753,080
Three Months Ended March 31, 2023 Total Gross write-offs	$—	$—	$—	$—	$1,598	$968	$2,567

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(1)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $223.0 million at March 31, 2023, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The weighted average LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting is 69% at March 31, 2023. Certain low value loans secured by vacant lots are categorized as LTV > 80%.

The following tables present certain information regarding the LTVs of the Company’s Residential whole loans that are 60 days or more delinquent:

	March 31, 2023
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$99,532	$100,167	65.9%
Transitional loans	71,299	73,438	66.4%
Single-family rental loans	37,839	39,340	72.0%
Seasoned performing loans	4,213	4,486	48.4%
Agency eligible investor loans	407	490	64.6%
Total Purchased Performing Loans	$213,290	$217,921

Purchased Credit Deteriorated Loans	$83,861	$104,266	72.4%

Purchased Non-Performing Loans	$303,400	$324,696	76.3%

Total Residential Whole Loans	$600,551	$646,883

	December 31, 2022
(Dollars In Thousands)	Carrying Value / Fair Value	UPB	LTV (1)
Purchased Performing Loans
Non-QM loans	$93,508	$93,972	66.7%
Transitional loans	75,449	76,415	68.1%
Single-family rental loans	34,653	35,441	72.1%
Seasoned performing loans	5,049	5,336	41.7%
Agency eligible investor loans	—	—	—%
Total Purchased Performing Loans	$208,659	$211,164

Purchased Credit Deteriorated Loans	$83,172	$103,758	72.5%

Purchased Non-Performing Loans	$330,810	$350,589	75.6%

Total Residential Whole Loans	$622,641	$665,511

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

The following tables present the components of interest income on the Company’s Residential whole loans for the three months ended March 31, 2023 and 2022:

	Held at Carrying Value		Held at Fair Value		Total
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
(In Thousands)	2023	2022	2023	2022	2023	2022
Purchased Performing Loans:
Non-QM loans	$12,674	$13,141	$31,415	$19,811	$44,089	$32,952
Transitional loans	620	3,567	27,607	11,294	28,227	14,861
Single-family rental loans	2,977	4,693	18,336	8,632	21,313	13,325
Seasoned performing loans	1,090	1,010	—	—	1,090	1,010
Agency eligible investor loans	—	—	2,857	7,583	2,857	7,583
Total Purchased Performing Loans	$17,361	$22,411	$80,215	$47,320	$97,576	$69,731

Purchased Credit Deteriorated Loans	$7,138	$9,009	$—	$—	$7,138	$9,009

Purchased Non-Performing Loans	$—	$—	$14,796	$20,726	$14,796	$20,726

Total Residential Whole Loans	$24,499	$31,420	$95,011	$68,046	$119,510	$99,466

4.                   Securities, at Fair Value

Agency MBS

Agency MBS are guaranteed as to principal and/or interest by a federally chartered corporation, such as Fannie Mae or Freddie Mac, or an agency of the U.S. Government, such as Ginnie Mae.

The following table presents certain information regarding the composition of our Agency MBS portfolio as of March 31, 2023:

March 31, 2023

(Dollars in Thousands)	Current Face	Weighted Average Purchase Price	Weighted Average Market Price	Fair Value	Weighted Average Loan Age (Months)
30-Year Fixed Rate:
5.00% Coupon	$79,295	100.2%	99.8%	$79,171	—
5.50% Coupon	220,213	100.5	101.1	222,669	3
Total	$299,508	100.4%	100.8%	$301,840	2

Term Notes Backed by MSR Collateral

At March 31, 2023 and December 31, 2022, the Company had $97.2 million and $97.9 million, respectively, of term notes issued by SPVs that have acquired rights to receive cash flows representing the servicing fees and/or excess servicing spread associated with certain MSRs. Payment of principal and interest on these term notes is considered to be largely dependent on cash flows generated by the underlying MSRs, as this impacts the cash flows available to the SPV that issued the term notes.

At March 31, 2023, these term notes had an amortized cost of $87.6 million, gross unrealized gains of approximately $9.6 million, a weighted average yield of 15.5% and a weighted average term to maturity of 0.6 years. At December 31, 2022, the term notes had an amortized cost of $86.4 million, gross unrealized gains of approximately $11.5 million, a weighted average yield of 14.3% and a weighted average term to maturity of 0.8 years.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

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

Non-Agency MBS

Non-Agency MBS are primarily secured by pools of residential mortgages, which are not guaranteed by an agency of the U.S. Government or any federally chartered corporation. At March 31, 2023, and December 31, 2022, the Company had $24.8 million and $24.6 million, respectively, of Non-Agency MBS. These securities were acquired on the de-consolidation of certain trusts that held previously securitized Agency Eligible investor loans.

The following tables present certain information about the Company’s Agency MBS and other Securities, at March 31, 2023 and December 31, 2022:

March 31, 2023

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$299,508	$1,175	$(65)	$—	$300,618	$1,470	$(248)	$1,222	$301,840
Other Securities (2)(3)(4)	215,103	19,576	(6,092)	(46,332)	182,255	20,859	(315)	20,544	202,799
Total residential mortgage securities (2)(3)(4)	$514,611	$20,751	$(6,157)	$(46,332)	$482,873	$22,329	$(563)	$21,766	$504,639

December 31, 2022

(In Thousands)	Principal/ Current Face	Purchase Premiums	Accretable Purchase Discounts	Discount Designated as Credit Reserve (1)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Net Unrealized Gain/(Loss)	Fair Value
Agency MBS	$131,165	$860	$—	$—	$132,025	$—	$(325)	$(325)	$131,700
Other Securities (2)(3)(4)	215,649	18,344	(6,272)	(46,332)	181,389	21,473	(1,198)	20,275	201,664
Total residential mortgage securities (2)(3)(4)	$346,814	$19,204	$(6,272)	$(46,332)	$313,414	$21,473	$(1,523)	$19,950	$333,364

(1)Discount designated as Credit Reserve is generally not expected to be accreted into interest income.
(2)Based on management’s current estimates of future principal cash flows expected to be received.
(3)Amounts disclosed at March 31, 2023 includes CRT securities with a fair value of $49.4 million for which the fair value option has been elected. Such securities had approximately $195,000 gross unrealized gains and gross unrealized losses of approximately $315,000 at March 31, 2023. Amounts disclosed at December 31, 2022 includes CRT securities with a fair value of $48.6 million for which the fair value option has been elected. Such securities had gross unrealized gains of approximately $131,000 and gross unrealized losses of approximately $1.2 million at December 31, 2022.
(4)Amounts disclosed at March 31, 2023 include Non-Agency MBS with a fair value of $24.8 million for which the fair value option had been elected. Such securities had approximately $437,000 gross unrealized gains and no gross unrealized losses at March 31, 2023. Amounts disclosed at December 31, 2022 include Non-Agency MBS with a fair value of $24.6 million for which the fair value option has been elected. Such securities had no gross unrealized gains and no gross unrealized losses at December 31, 2022.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
Sales of Residential Mortgage Securities

During the three months ended March 31, 2023, the Company did not sell any of its residential mortgage securities. During the three months ended March 31, 2022, the Company sold a CRT security for approximately $369,000, realizing a gain of $13,000.

Unrealized Losses on Residential Mortgage Securities

There were no gross unrealized losses on the Company’s AFS securities at March 31, 2023.

There were no allowances for credit losses recorded with respect to the Company’s AFS securities for any of the periods presented. The Company did not recognize an allowance for credit losses through earnings related to its AFS securities for the three months ended March 31, 2023 and 2022.

Impact of AFS Securities on AOCI

The following table presents the impact of the Company’s AFS securities on its AOCI for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In Thousands)	2023	2022
AOCI from AFS securities:
Unrealized gain on AFS securities at beginning of period	$21,341	$46,833
Unrealized (losses) on securities available-for-sale	(1,116)	(4,977)
Change in AOCI from AFS securities	(1,116)	(4,977)
Balance at end of period	$20,225	$41,856

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
Interest Income on Securities, at Fair Value

The following table presents the components of interest income on the Company’s Securities, at fair value for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Agency MBS
Coupon interest	$2,051	$—
Effective yield adjustment (1)(2)	(31)	—
Interest income	$2,020	$—

Other MBS
Coupon interest	$1,912	$895
Effective yield adjustment (1)(2)	188	1,265
Interest income	$2,100	$2,160

Term notes backed by MSR collateral
Coupon interest	$1,963	$1,157
Effective yield adjustment (2)	1,225	1,958
Interest income	$3,188	$3,115

(1)Includes amortization of premium paid net of accretion of purchase discount.  Interest income is recorded at an effective yield, which reflects net premium amortization/accretion based on actual prepayment activity.
(2)The effective yield adjustment is the difference between the net income calculated using the net yield less the current coupon yield. The net yield may be based on management’s estimates of the amount and timing of future cash flows or in the instrument’s contractual cash flows, depending on the relevant accounting standards.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

5.    Other Assets

The following table presents the components of the Company’s Other assets at March 31, 2023 and December 31, 2022:

(In Thousands)	March 31, 2023	December 31, 2022
Receivable for sale of unsettled residential whole loans	$—	$275,656
REO	121,215	130,605
Goodwill	61,076	61,076
Intangibles, net (1)	10,900	12,200
Capital contributions made to loan origination partners	28,308	28,308
Other interest-earning assets	59,620	63,964
Interest receivable	72,823	68,704
Other loan related receivables	28,794	23,463
Lease Right-of-Use Asset (2)	38,905	39,459
Other	63,488	62,786
Total Other Assets	$485,129	$766,221

(1) Net of aggregate accumulated amortization of $17.1 million and $15.8 million as of March 31, 2023 and December 31, 2022, respectively.
(2) An estimated incremental borrowing rate of 7.5% was used in connection with the Company’s primary operating lease (see Notes 2 and 9).

(a) Real Estate Owned

At March 31, 2023, the Company had 362 REO properties with an aggregate carrying value of $121.2 million. At December 31, 2022, the Company had 388 REO properties with an aggregate carrying value of $130.6 million.
At March 31, 2023, $120.9 million of residential real estate property was held by the Company that was acquired either through a completed foreclosure proceeding or from completion of a deed-in-lieu of foreclosure or similar legal agreement. In addition, formal foreclosure proceedings were in process with respect to $100.7 million of residential whole loans held at carrying value and $242.5 million of residential whole loans held at fair value at March 31, 2023.

The following table presents the activity in the Company’s REO for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(Dollars In Thousands)	2023	2022
Balance at beginning of period	$130,605	$156,223
Adjustments to record at lower of cost or fair value	(1,052)	(448)
Transfer from residential whole loans	20,925	22,079
Purchases and capital improvements, net	137	353
Disposals and other (1)	(29,400)	(32,639)
Balance at end of period	$121,215	$145,568

Number of properties	362	492
(1)During the three months ended March 31, 2023 and 2022, the Company sold 93 and 135 REO properties for consideration of $33.8 million and $41.5 million, realizing net gains of approximately $5.0 million and $8.7 million, respectively. These amounts are included in Other Income, net on the Company’s consolidated statements of operations.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(b) Goodwill and Intangible Assets

On July 1, 2021, the Company completed the acquisition of Lima One. In connection with the acquisition of Lima One, the Company identified and recorded goodwill of $61.1 million and finite-lived intangible assets totaling $28.0 million.

The amortization period for each of the finite lived intangible assets and the activity for the three months ended March 31, 2023 is summarized in the table below:

(Dollars in Thousands)	Carrying Value at December 31, 2022	Amortization Three Months Ended March 31, 2023	Carrying Value at March 31, 2023	Amortization Period (Years) (1)
Trademarks / Trade Names	$3,400	$(100)	$3,300	10
Customer Relationships	6,000	(1,000)	5,000	4
Internally Developed Software	2,800	(200)	2,600	5
Total Identified Intangibles	$12,200	$(1,300)	$10,900

(1) Amortization is calculated on a straight-line basis over the amortization period, except for Customer Relationships, where amortization is calculated based on expected levels of customer attrition.

(c) Capital Contributions Made to Loan Origination Partners

The Company has made investments in several loan originators as part of its strategy to be a reliable source of capital to select partners from whom the Company sources residential mortgage loans through both flow arrangements and bulk purchases. At March 31, 2023, the carrying value of these investments (including adjustments for impairments or mark-to-market changes) was $28.3 million, including $3.7 million of common equity (including partnership interests) and $24.6 million of preferred equity.

The Company did not record any impairment charges to earnings on its investments in loan origination partners during the three months ended March 31, 2023 and 2022.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(d) Derivative Instruments

Swaps

The Company’s derivative instruments include Swaps, which are used to economically hedge the interest rate risk associated with certain borrowings. Pursuant to these arrangements, the Company agreed to pay a fixed rate of interest and receive a variable interest rate, generally based on the Secured Overnight Financing Rate (“SOFR”), on the notional amount of the Swap. At March 31, 2023, none of the Company’s Swaps were designated as hedges for accounting purposes.

The following table presents the assets pledged as collateral against the Company’s Swaps at March 31, 2023, and December 31, 2022:

(In Thousands)	March 31, 2023	December 31, 2022
Restricted Cash	$60,499	$60,764

At March 31, 2023, the Company had Swaps with an aggregate notional amount of $3.0 billion and an average maturity of approximately 39 months with a maximum term of approximately 75 months.

The following table presents information about the Company’s Swaps at March 31, 2023, and December 31, 2022:

	March 31, 2023			December 31, 2022
Maturity (1)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)	Notional Amount	Weighted Average Fixed-Pay Interest Rate	Weighted Average Variable Interest Rate (2)
(Dollars in Thousands)
Within 30 days to 12 months	$—	—%	—%	$—	—%	—%
Over 6 months to 12 months	100,000	1.49	4.87	—	—	—
Over 12 months to 24 months	1,000,010	1.09	4.87	550,010	1.01	4.30
Over 24 months to 36 months	125,000	2.70	4.87	775,000	1.75	4.30
Over 36 months to 48 months	1,300,000	1.42	4.87	450,000	1.12	4.30
Over 48 months to 60 months	125,000	2.71	4.87	1,075,000	1.86	4.30
Over 60 months to 72 months	—	—	—	—	—	—
Over 72 months to 84 months	310,000	2.95	4.87	310,000	2.95	4.30
Total Swaps	$2,960,010	1.58%	4.87%	$3,160,010	1.69%	4.30%

(1)Each maturity category reflects contractual amortization and/or maturity of notional amounts.
(2)Reflects the benchmark variable rate due from the counterparty at the date presented. This rate adjusts daily based on SOFR.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
Impact of Derivative Instruments on Earnings

The following table present the components of Net (loss)/gain on derivatives used for risk management purposes for the years ended March 31, 2023 and 2022, which is presented in Other income in the consolidated statements of operations:

	For the Three Months Ended March 31,
(In Thousands)	2023	2022
Income on swap variable receive leg	$33,851	$408
Expense on swap fixed pay leg	(12,034)	(5,936)
Unrealized mark-to-market (loss)/gain	(40,747)	80,753
Net price alignment expense on margin collateral received	(2,278)	—
Net gain on TBA short positions	—	18,876
Total Net (loss)/gain on derivatives used for risk management purposes	$(21,208)	$94,101

6.      Financing Agreements

The following tables present the components of, and certain information with respect to, the Company’s Financing agreements at March 31, 2023 and December 31, 2022:

	March 31, 2023
(In Thousands)	Collateral	Unpaid Principal Balance	Fair Value / Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential Whole Loans and REO	$1,692,254	$1,691,769	6.67%	8.1
Agreements with mark-to-market collateral provisions	Securities	405,027	405,027	5.56%	1.1
Total Agreements with mark-to-market collateral provisions		2,097,281	2,096,796	6.54%
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans and REO	946,573	946,006	7.31%	13.3
Securitized debt	Residential Whole Loans	4,009,069	3,830,309	3.73%	See Note 14
Convertible senior notes	Unsecured	229,989	228,207	6.94%	14.5
Impact of net Swap carry				(1.22)%
Total Financing agreements (2)		$7,282,912	$7,101,318	3.95%

	December 31, 2022
(In Thousands)	Collateral	Unpaid Principal Balance	Fair Value / Carrying Value (1)	Weighted Average Cost of Funding (2)	Weighted Average Term to Maturity (Months)
Agreements with mark-to-market collateral provisions	Residential Whole Loans and REO	$2,111,647	$2,111,396	5.74%	6.9
Agreements with mark-to-market collateral provisions	Securities	111,651	111,651	5.47%	1.5
Total Agreements with mark-to-market collateral provisions		2,223,298	2,223,047	5.73%
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans and REO	1,004,260	1,003,604	6.53%	16.8
Securitized debt	Residential Whole Loans	3,586,397	3,357,590	3.33%	See Note 14
Convertible senior notes	Unsecured	229,989	227,845	6.94%	17.5
Impact of net Swap carry				(0.84)%
Total Financing agreements (2)		$7,043,944	$6,812,086	3.70%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(1)The Company has both financing agreements held at fair value and financings agreements held at their carrying value (amortized cost basis). Financing agreements held at fair value are reported at estimated fair value each period as a result of the Company’s fair value option election. The fair value option was not elected for financing agreements held at carrying value. Consequently, Total financing agreements as presented reflects a summation of balances reported at fair and carrying value. At March 31, 2023, the Company had the $680.7 million of agreements with mark-to-market collateral provisions held at fair value, $526.6 million of agreements with non-mark-to-market collateral provisions held at fair value, and $2.9 billion of securitized debt held at fair value, with amortized cost bases of $680.7 million, $526.6 million, and $3.1 billion, respectively. At December 31, 2022, the Company had $884.5 million of agreements with mark-to-market collateral provisions held at fair value, $578.9 million of agreements with non-mark-to-market collateral provisions held at fair value, and $2.4 billion of securitized debt held at fair value, with amortized cost bases of $884.5 million, $578.9 million, and $2.6 billion, respectively.
(2)Weighted average cost of funding reflects annualized quarter-to-date interest expense divided by average balance for the financing agreements. The cost of funding for the total financing agreements includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on the Company’s Swaps. For the quarter ended March 31, 2023, this decreased the overall funding cost by 122 basis points, and for the quarter ended December 31, 2022, this decreased the overall funding cost by 84 basis points. The Company does not allocate the impact of the net carry by type of financing agreement.

The following table presents maturities with respect to the Company’s financing agreements with mark-to-market and non-mark-to-market collateral provisions:

	As of March 31, 2023
	Unpaid Principal Balance, Maturing In
(In Thousands)	Collateral	0-3 Months (1)	3-6 Months	6-12 Months	Greater than 12 Months (2)	Total
Agreements with mark-to-market collateral provisions	Residential Whole Loans	$203,153	$646,122	$593,862	$249,117	$1,692,254
Agreements with mark-to-market collateral provisions	Securities	405,027	—	—	—	405,027
Total Agreements with mark-to-market collateral provisions		608,180	646,122	593,862	249,117	2,097,281
Agreements with non-mark-to-market collateral provisions	Residential Whole Loans	216,555	361,202	11,526	357,290	946,573

(1)$608.2 million of the mark-to-market agreements (included in the 0-3 months category) can be terminated by either party.
(2)Amounts presented are based on the assumed exercise of the Company’s unilateral option to extend by one year the maturity of an Agreement with mark-market collateral provisions with $249.1 million outstanding.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

The following table presents information with respect to the Company’s financing agreements with mark-to-market collateral provisions and associated assets pledged as collateral at March 31, 2023 and December 31, 2022:

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Mark-to-market financing agreements secured by residential whole loans	$1,675,343	$2,095,002
Fair value of residential whole loans pledged as collateral under financing agreements	$2,172,874	$2,632,489
Weighted average haircut on residential whole loans (1)	21.35%	18.33%
Mark-to-market financing agreements secured by securities at fair value	$405,027	$111,651
Securities at fair value pledged as collateral under financing agreements	$484,646	$177,111
Weighted average haircut on securities at fair value (1)	13.33%	37.43%
Mark-to-market financing agreements secured by real estate owned	$16,425	$16,394
Fair value of real estate owned pledged as collateral under financing agreements	$33,833	$33,367
Weighted average haircut on real estate owned (1)	49.20%	48.07%

(1)Haircut represents the percentage amount by which the collateral value is contractually required to exceed the loan amount.

The following table presents information with respect to the Company’s financing agreements with non-mark-to-market collateral provisions and associated assets pledged as collateral at March 31, 2023 and December 31, 2022:

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Non-mark-to-market financing secured by residential whole loans	$937,882	$994,494
Fair value of residential whole loans pledged as collateral under financing agreements	$1,228,569	$1,301,685
Weighted average haircut on residential whole loans	21.12%	21.43%
Non-mark-to-market financing secured by real estate owned	$8,123	$9,109
Fair value of real estate owned pledged as collateral under financing agreements	$20,968	$22,902
Weighted average haircut on real estate owned	61.26%	60.23%

In addition, the Company had aggregate restricted cash held in connection with its financing agreements of $13.7 million and $16.0 million at March 31, 2023 and December 31, 2022, respectively.

The following table presents repricing information (excluding the impact of associated derivative hedging instruments, if any) about the Company’s financing agreements that have non-mark-to-market collateral provisions as well as those that have mark-to-market collateral provisions, at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
	Amortized Cost Basis	Weighted Average Interest Rate	Amortized Cost Basis	Weighted Average Interest Rate
Time Until Interest Rate Reset
(Dollars in Thousands)
Within 30 days	$2,876,705	6.92%	$3,060,111	6.60%
Over 30 days to 3 months	167,149	6.73	167,447	6.19
Over 3 months to 12 months	—	—	—	—
Over 12 months	—	—	—	—
Total financing agreements	$3,043,854	6.91%	$3,227,558	6.58%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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

(b) Counterparties

The Company had financing agreements, including repurchase agreements and other forms of secured financing, with 14 and 12 counterparties at March 31, 2023 and December 31, 2022, respectively. The following table presents information with respect to each counterparty under financing agreements for which the Company had greater than 5% of stockholders’ equity at risk in the aggregate at March 31, 2023:

	March 31, 2023
	Amount at Risk (1)	Weighted Average Months to Repricing for Repurchase Agreements	Percent of Stockholders’ Equity
Counterparty
(Dollars in Thousands)
Barclays Bank (2)	$265,371	1	13.2%
Wells Fargo	248,474	1	12.3
Credit Suisse	152,315	1	7.6

(1)The amount at risk reflects the difference between (a) the amount loaned to the Company through financing agreements, including interest payable, and (b) the cash and the fair value of the assets pledged by the Company as collateral, including accrued interest receivable on such assets.
(2)Includes amounts at risk with various affiliates of Athene Holding, Ltd., held via participation in a loan syndication administered by Barclays Bank.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(c) Pledged Collateral

The following tables present the Company’s assets (based on carrying value) pledged as collateral for its various financing arrangements as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$206,613	$252,288	$1,285,589	$1,744,490
Residential whole loans, at fair value	1,026,326	1,635,932	3,377,407	6,039,665
Securities, at fair value	—	484,646	—	484,646
Other assets: REO	18,678	28,469	34,215	81,362
Total	$1,251,617	$2,401,335	$4,697,211	$8,350,163

	December 31, 2022
	Financing Agreements
(In Thousands)	Non-Mark-to-Market (1)	Mark-to-Market (1)	Securitized	Total
Assets:
Residential whole loans, at carrying value	$215,993	$284,683	$1,314,104	$1,814,780
Residential whole loans, at fair value	1,095,556	2,164,158	2,720,757	5,980,471
Securities, at fair value	—	177,111	—	177,111
Other assets: REO	19,837	28,490	36,486	84,813
Total	$1,331,386	$2,654,442	$4,071,347	$8,057,175

(1)An aggregate of $27.2 million and $30.9 million of accrued interest on those assets pledged against non-mark-to-market and mark-to-market financings agreements had also been pledged as of March 31, 2023 and December 31, 2022, respectively.

The Company pledges securities or cash as collateral to its counterparties in relation to certain of its financing arrangements. The Company exchanges collateral with its counterparties based on changes in the fair value, notional amount and term of the associated financing arrangements and Swaps, as applicable. In connection with these margining practices, either the Company or its counterparty may be required to pledge cash or securities as collateral. When the Company’s pledged collateral exceeds the required margin, the Company may initiate a reverse margin call, at which time the counterparty may either return the excess collateral or provide collateral to the Company in the form of cash or equivalent securities. The Company’s assets pledged as collateral are also described in Notes 2(e) - Restricted Cash and 5(d) - Derivative Instruments.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
7. Other Liabilities

The following table presents the components of the Company’s Other liabilities at March 31, 2023 and December 31, 2022:

(In Thousands)	March 31, 2023	December 31, 2022
Payable for purchase of unsettled Agency MBS	$—	$132,026
Dividends and dividend equivalents payable	35,756	35,769
Lease liability	44,726	45,314
Accrued interest payable	27,899	23,040
Accrued expenses and other	83,302	75,321
Total Other Liabilities	$191,683	$311,470

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
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

Based on its analysis of any potentially uncertain tax positions, the Company concluded that it does not have any material uncertain tax positions that meet the relevant recognition or measurement criteria as of March 31, 2023, December 31, 2022 or March 31, 2022. As of the date of this filing, the Company’s tax returns for tax years 2019 through 2022 are open to examination.

The tax effects of temporary differences that give rise to significant portions of net deferred tax assets (“DTAs”) recorded at the Company’s domestic TRS entities at March 31, 2023 and December 31, 2022 are presented in the following table:

(In Thousands)	March 31, 2023	December 31, 2022
Deferred tax assets (DTAs):
Net operating loss and tax credit carryforwards	$99,327	$97,655
Unrealized mark-to-market, impairments and loss provisions	13,649	12,609
Other realized / unrealized treatment differences	(28,061)	(28,620)
Total deferred tax assets	84,915	81,644
Less: valuation allowance	(84,915)	(81,644)
Net deferred tax assets	$—	$—

Realization of the Company’s DTAs at March 31, 2023 is dependent on several factors, including generating sufficient taxable income prior to the expiration of net operating loss (“NOL”) carryforwards and generating sufficient capital gains in future periods prior to the expiration of capital loss carryforwards. The Company determines the extent to which realization of the deferred assets is not expected to be more likely than not and establishes a valuation allowance accordingly.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
No net deferred tax benefit was recorded by the Company for the three months ended March 31, 2023 and 2022, related to the net taxable losses in TRS entities, since a valuation allowance for the full amount of the associated deferred tax asset at the ends of those periods was recognized as its recovery was not considered more likely than not. The related NOL carryforwards generated prior to 2018 will begin to expire in 2037; those generated in 2018 and later can be carried forward indefinitely, until fully utilized. The Company’s estimate of net DTAs could change in future periods to the extent that actual or revised estimates of future taxable income change from current expectations.

At March 31, 2023, the Company’s federal NOL carryforward from prior years was $389.2 million, which may be carried forward indefinitely. If certain substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that can be utilized.

The income tax provision (benefit) is included in Other general and administrative expense in the Company’s consolidated statements of operations. The following table summarizes the Company’s income tax provision (benefit) primarily recorded at the Company’s domestic TRS entities for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Current provision/(benefit)
Federal	$(134)	$106
State	(53)	25
Total current provision/(benefit)	(187)	131
Deferred provision/(benefit)
Federal	589	150
State	155	50
Total deferred provision/(benefit)	744	200
Total provision/(benefit)	$557	$331

The following is a reconciliation of the statutory federal tax rate to the Company’s effective tax rate at March 31, 2023 and 2022:

	Three Months Ended
	March 31, 2023	March 31, 2022
Federal statutory rate	21.0%	21.0%
Non-taxable REIT income (dividends paid deduction)	(9.0)%	3.2%
Other differences in taxable income (loss) from GAAP	(8.4)%	(24.6)%
State and local taxes	—%	—%
Change in valuation allowance on DTAs	(2.9)%	0.1%
Effective tax rate	0.7%	(0.3)%

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

9.    Commitments and Contingencies

(a) Lease Commitments

The Company’s primary lease commitment relates to its corporate headquarters. For the three months ended March 31, 2023, the Company recorded an expense of approximately $1.2 million in connection with this lease. The original term specified in this lease is approximately fifteen years with a termination date of December 2036 and an option to renew for an additional five years.

At March 31, 2023, the contractual minimum rental payments (exclusive of possible rent escalation charges and normal recurring charges for maintenance, insurance and taxes) regarding the Company’s lease commitments were as follows:

Year Ending December 31,	Minimum Rental Payments
(In Thousands)
2023 (1)	$4,314
2024	5,751
2025	4,888
2026	4,776
2027	5,055
Thereafter	46,999
Total	$71,783

(1) Reflects contractual minimum rental payments due for the period from April 1, 2023 through December 31, 2023.

(b) Representations and Warranties in Connection with Loan Securitization and Other Loan Sale Transactions

In connection with the loan securitization and sale transactions entered into by the Company, the Company has the obligation under certain circumstances to repurchase assets previously transferred to securitization vehicles, or otherwise sold, upon breach of certain representations and warranties. As of March 31, 2023, the Company was not aware of any material unsettled repurchase claims that would require a reserve (see Note 14).

(c) Transitional Loan Commitments

At March 31, 2023, the Company had unfunded commitments of $546.6 million in connection with its Transitional loans (see Note 3).

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
MARCH 31, 2023
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

The following table presents cash dividends declared by the Company on its Series B Preferred Stock from January 1, 2022 through March 31, 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2023	March 6, 2023	March 31, 2023	$0.46875

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
The following table presents cash dividends declared by the Company on its Series C Preferred Stock from January 1, 2022 through March 31, 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share
February 21, 2023	March 6, 2023	March 31, 2023	$0.40625

(b)  Dividends on Common Stock

The following table presents cash dividends declared by the Company on its common stock from January 1, 2022 through March 31, 2023:

Declaration Date	Record Date	Payment Date	Dividend Per Share
March 10, 2023	March 31, 2023	April 28, 2023	$0.35	(1)

(1) At March 31, 2023, the Company had accrued dividends and dividend equivalents payable of $35.8 million related to the common stock dividend declared on March 10, 2023.

(c) Discount Waiver, Direct Stock Purchase and Dividend Reinvestment Plan (“DRSPP”)

On September 27, 2022, the Company filed a shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), for the purpose of registering common stock for sale through its DRSPP.  Pursuant to Rule 462(e) under the Securities Act, this shelf registration statement became effective automatically upon filing with the SEC and registered an aggregate of 2.0 million shares of common stock.  The Company’s DRSPP is designed to provide existing stockholders and new investors with a convenient and economical way to purchase shares of common stock through the automatic reinvestment of dividends and/or optional cash investments.  At March 31, 2023, approximately 2.0 million shares of common stock remained available for issuance pursuant to the DRSPP shelf registration statement.

During the three months ended March 31, 2023, the Company issued 3,226 shares of common stock through the DRSPP, raising net proceeds of approximately $37,000.  From the inception of the DRSPP in September 2003 through March 31, 2023, the Company issued 8,844,779 shares pursuant to the DRSPP, raising net proceeds of $290.8 million.

(d)  Stock Repurchase Program

On March 11, 2022, the Company’s Board authorized a stock repurchase program under which the Company may repurchase up to $250 million of its common stock through the end of 2023. The Board’s authorization superseded and replaced the authorization under a prior stock repurchase program that had been adopted in November 2020, which also authorized the Company to repurchase up to $250 million.

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

The Company did not repurchase any shares of its common stock during the three months ended March 31, 2023. During the three months ended March 31, 2022, the Company repurchased 3,195,769 shares of its common stock through the stock repurchase program at an average cost of $17.15 per share and a total cost of approximately $54.7 million, net of fees and commissions paid to the sales agent of approximately $128,000. As of March 31, 2023, approximately $202.5 million remained available under the current authorization for the purchase of common stock under the stock repurchase program.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
(e) Accumulated Other Comprehensive Income/(Loss)

The following table presents changes in the balances of each component of the Company’s AOCI for the three months ended March 31, 2023:

	Three Months Ended March 31, 2023
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$21,341	$—	$—	$21,341
OCI before reclassifications	(1,116)	—	—	(1,116)
Amounts reclassified from AOCI	—	—	—	—
Net OCI during the period (2)	(1,116)	—	—	(1,116)
Balance at end of period	$20,225	$—	$—	$20,225

(1)Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2) For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

The following table presents changes in the balances of each component of the Company’s AOCI for the three months ended March 31, 2022:

	Three Months Ended March 31, 2022
(In Thousands)	Net Unrealized Gain/(Loss) on AFS Securities	Net Gain/(Loss) on Swaps	Net Unrealized Gain/(Loss) on Financing Agreements (1)	Total AOCI
Balance at beginning of period	$46,833	$—	$(1,255)	$45,578
OCI before reclassifications	(4,977)	—	1,255	(3,722)
Amounts reclassified from AOCI	—	—	—	—
Net OCI during the period (2)	(4,977)	—	1,255	(3,722)
Balance at end of period	$41,856	$—	$—	$41,856

(1)  Net Unrealized Gain/(Loss) on Financing Agreements at Fair Value due to changes in instrument-specific credit risk.
(2)  For further information regarding changes in OCI, see the Company’s consolidated statements of comprehensive income/(loss).

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

11.    EPS Calculation

The following table presents a reconciliation of the (loss)/earnings and shares used in calculating basic and diluted earnings/(loss) per share for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In Thousands, Except Per Share Amounts)	2023	2022
Basic Earnings/(Loss) per Share:
Net income/(loss)	$72,784	$(82,906)
Dividends declared on preferred stock	(8,219)	(8,219)
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	(158)	(141)
Net income/(loss) available to common stockholders - basic	$64,407	$(91,266)
Basic weighted average common shares outstanding	101,900	106,568
Basic Earnings/(Loss) per Share	$0.63	$(0.86)

Diluted Earnings/(Loss) per Share:
Net income/(loss) available to common stockholders - basic	$64,407	$(91,266)
Interest expense on Convertible Senior Notes	3,955	—
Dividends, dividend equivalents and undistributed earnings allocated to participating securities	158	—
Net income/(loss) available to common stockholders - diluted	$68,520	$(91,266)
Basic weighted average common shares outstanding	101,900	106,568
Effect of assumed conversion of Convertible Senior Notes to common shares	7,230	—
Unvested and vested restricted stock units	956	—
Diluted weighted average common shares outstanding (1)	110,086	106,568
Diluted Earnings/(Loss) per Share	$0.62	$(0.86)

(1)At March 31, 2023, the Company had approximately 2.2 million equity instruments outstanding that were included in the calculation of diluted EPS for the three months ended March 31, 2023.  These equity instruments reflect RSUs (based on current estimate of expected share settlement amount) with a weighted average grant date fair value of $13.30. These equity instruments may continue to have a dilutive impact on future EPS.

During the three months ended March 31, 2023, the Convertible Senior Notes were determined to be dilutive and were included in the calculation of diluted EPS under the “if-converted” method. Under this method, the periodic interest expense for dilutive notes is added back to the numerator and the weighted average number of shares that the notes are entitled to (if converted, regardless of whether the conversion option is in or out of the money) are included in the denominator for the purpose of calculating diluted EPS. The Convertible Senior Notes may have a dilutive impact on future EPS.

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

Subject to certain exceptions, stock-based awards relating to a maximum of 4.5 million shares of common stock may be granted under the Equity Plan; forfeitures and/or awards that expire unexercised do not count toward this limit.  At March 31, 2023, approximately 728,000 shares of common stock remained available for grant in connection with stock-based awards under the Equity Plan.  A participant may generally not receive stock-based awards in excess of 500,000 shares of common stock in any one year and no award may be granted to any person who, assuming exercise of all Options and payment of all

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
awards held by such person, would own or be deemed to own more than 9.8% of the outstanding shares of the Company’s common stock.  Unless previously terminated by the Board, awards may be granted under the Equity Plan until June 10, 2030.

Restricted Stock Units

Under the terms of the Equity Plan, RSUs are instruments that provide the holder with the right to receive, subject to the satisfaction of conditions set by the Compensation Committee at the time of grant, a payment of a specified value, which may be a share of the Company’s common stock, the fair market value of a share of the Company’s common stock, or such fair market value to the extent in excess of an established base value, on the applicable settlement date.  Although the Equity Plan permits the Company to issue RSUs that can settle in cash, all of the Company’s outstanding RSUs as of March 31, 2023 are designated to be settled in shares of the Company’s common stock.  The Company granted 1,517,675 and 603,485 RSUs during the three months ended March 31, 2023 and March 31, 2022, respectively. There were no RSUs forfeited during the three months ended March 31, 2023 and 2022. All holders of RSUs outstanding at March 31, 2023 may be entitled to receive dividend equivalent payments depending on the terms and conditions of the award either in cash at the time dividends are paid by the Company or at the time settlement of the RSU award, or for performance-based RSU awards, as a grant of stock at the time such awards are settled.  At March 31, 2023 and December 31, 2022, the Company had unrecognized compensation expense of $21.4 million and $11.2 million, respectively, related to RSUs.  The unrecognized compensation expense at March 31, 2023, is expected to be recognized over a weighted average period of 2.2 years.

Restricted Stock

The Company did not grant any shares of restricted common stock during the three months ended March 31, 2023 and 2022. At March 31, 2023, the Company did not have any shares of restricted common stock outstanding.

Dividend Equivalents

A dividend equivalent is a right to receive a distribution equal to the dividend distributions that would be paid on a share of the Company’s common stock.  Dividend equivalents may be granted as a separate instrument or may be a right associated with the grant of another award (e.g., an RSU) under the Equity Plan, and they are paid typically in cash or other consideration at such times and in accordance with such rules as the Compensation Committee of the Board shall determine in its discretion.  Dividend equivalent payments are generally charged to Stockholders’ Equity when common stock dividends are declared to the extent that such equivalents are expected to vest.  The Company made dividend equivalent payments associated with RSU awards of approximately $138,000 and $170,000 during the three months ended March 31, 2023 and 2022, respectively. In addition, no dividend equivalents rights awarded as separate instruments were granted during the three months ended March 31, 2023 and 2022.

 Expense Recognized for Equity-Based Compensation Instruments

The following table presents the Company’s expenses related to its equity-based compensation instruments for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In Thousands)	2023	2022
RSUs	$3,020	$2,645
Total	$3,020	$2,645

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
period, based on the value of the stock units at that time.  The Deferred Plans are non-qualified plans under the Employee Retirement Income Security Act of 1974 and, as such, are not funded.  Prior to the time that the deferred accounts are settled, participants are unsecured creditors of the Company.

The Company’s liability for stock units in the Deferred Plans is based on the market price of the Company’s common stock at the measurement date.  The following table presents the Company’s expenses related to its Deferred Plans for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Non-employee directors	$109	$(278)
Total	$109	$(278)

The following table presents the aggregate amount of income deferred by participants of the Deferred Plans through March 31, 2023 and December 31, 2022 that had not been distributed and the Company’s associated liability for such deferrals at March 31, 2023 and December 31, 2022:

	March 31, 2023		December 31, 2022
(In Thousands)	Undistributed Income Deferred (1)	Liability Under Deferred Plans	Undistributed Income Deferred (1)	Liability Under Deferred Plans
Non-employee directors	$2,431	$1,748	$2,923	$1,953
Total	$2,431	$1,748	$2,923	$1,953

(1)  Represents the cumulative amounts that were deferred by participants through March 31, 2023 and December 31, 2022, which had not been distributed through such respective date.

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
Residential Whole Loans, at Fair Value

The Company determines the fair value of its residential whole loans held at fair value after considering valuations obtained from third parties that specialize in providing valuations of residential mortgage loans. The valuation approach applied generally depends on whether the loan is considered performing or non-performing at the date the valuation is performed. For performing loans, estimates of fair value are derived using a discounted cash flow approach, where estimates of cash flows are determined from the scheduled payments, adjusted using forecasted prepayment, default and loss given default rates. For non-performing loans, asset liquidation cash flows are derived based on the estimated time to liquidate the loan, the estimated value of the collateral, expected costs and estimated home price levels. Estimated cash flows for both performing and non-performing loans are discounted at yields considered appropriate to arrive at a reasonable exit price for the asset. Indications of loan value such as actual trades, bids, offers and generic market color may be used in determining the appropriate discount yield. The Company’s residential whole loans held at fair value are classified as Level 3 in the fair value hierarchy; however, the Company determined that the market inputs used in valuing its Agency eligible investor loans were sufficiently observable to be classified as Level 2.

Securities, at Fair Value

Other Residential Mortgage Securities

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

Term Notes Backed by MSR Collateral

The Company’s valuation process for term notes backed by MSR collateral is similar to that used for other residential mortgage securities and considers a number of observable market data points, including prices obtained from pricing services, brokers and repurchase agreement counterparties, dialogue with market participants, as well as management’s observations of market activity. Other factors taken into consideration include estimated changes in fair value of the related underlying MSR collateral and, as applicable, the financial performance of the ultimate parent or sponsoring entity of the issuer, which has provided a guarantee that is intended to provide for payment of interest and principal to the holders of the term notes should cash flows generated by the related underlying MSR collateral be insufficient. Based on its evaluation of the observability of the data used in its fair value estimation process, these assets are classified as Level 2 in the fair value hierarchy.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
The following tables present the Company’s financial instruments carried at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, on the consolidated balance sheets by the valuation hierarchy, as previously described:

Fair Value at March 31, 2023

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$60,854	$6,013,378	$6,074,232
Securities, at fair value	—	504,639	—	504,639
Total assets carried at fair value	$—	$565,493	$6,013,378	$6,578,871
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$526,623	$526,623
Agreements with mark-to-market collateral provisions	—	—	680,708	680,708
Securitized debt	—	2,940,381	—	2,940,381
Total liabilities carried at fair value	$—	$2,940,381	$1,207,331	$4,147,712

Fair Value at December 31, 2022

(In Thousands)	Level 1	Level 2	Level 3	Total
Assets:
Residential whole loans, at fair value	$—	$51,094	$5,676,430	$5,727,524
Securities, at fair value	—	333,364	—	333,364
Total assets carried at fair value	$—	$384,458	$5,676,430	$6,060,888
Liabilities:
Agreements with non-mark-to-market collateral provisions	$—	$—	$578,879	$578,879
Agreements with mark-to-market collateral provisions	—	—	884,495	884,495
Securitized debt	—	2,435,370	—	2,435,370
Total liabilities carried at fair value	$—	$2,435,370	$1,463,374	$3,898,744

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
Changes in Level 3 Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents additional information for the three months ended March 31, 2023 and 2022 about the Company’s Residential whole loans, at fair value, which are classified as Level 3 and measured at fair value on a recurring basis:

	Residential Whole Loans, at Fair Value
	Three Months Ended March 31,
(In Thousands)	2023	2022
Balance at beginning of period	$5,676,430	$4,222,583
Purchases and originations (1)	336,815	1,114,043
Draws	119,076	61,340
Changes in fair value recorded in Net gain/(loss) on residential whole loans measured at fair value through earnings	127,606	(223,412)
Repayments	(233,434)	(202,084)
Loan sales	(578)	(1,547)
Transfer to REO	(12,537)	(14,151)
Balance at end of period	$6,013,378	$4,956,772

(1) Excluded from the table above are approximately $28.9 million of Residential whole loans, at fair value for which the closing of the purchase transaction had not occurred as of March 31, 2022.

The following table presents additional information for the three months ended March 31, 2023 and 2022 about the Company’s financing agreements with non-mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Non-mark-to-market Collateral Provisions
	Three Months Ended March 31,
(In Thousands)	2023	2022
Balance at beginning of period	$578,879	$628,280
Issuances	145,830	—
Payment of principal	(198,086)	(63,165)
Change in unrealized losses	—	(1,255)
Balance at end of period	$526,623	$563,860

The following table presents additional information for the three months ended March 31, 2023 and 2022 about the Company’s financing agreements with mark-to-market collateral provisions, which are classified as Level 3 and measured at fair value on a recurring basis:

	Agreements with Mark-to-market Collateral Provisions
	Three Months Ended March 31,
(In Thousands)	2023	2022
Balance at beginning of period	$884,495	$1,322,362
Issuances	12,555	469,484
Payment of principal	(216,342)	(236,596)
Changes in unrealized losses	—	—
Balance at end of period	$680,708	$1,555,250

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023
Fair Value Methodology for Level 3 Financial Instruments

Residential Whole Loans, at Fair Value

The following tables present a summary of quantitative information about the significant unobservable inputs used in the fair value measurement of the Company’s residential whole loans held at fair value for which it has utilized Level 3 inputs to determine fair value as of March 31, 2023 and December 31, 2022:

	March 31, 2023
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$538,661	Discounted cash flow	Discount rate	6.7%	6.0-10.3%
			Prepayment rate	9.4%	0.0-32.6%
			Default rate	3.3%	0.0-51.1%
			Loss severity	11.3%	0.0-100.0%

	$236,191	Liquidation model	Discount rate	7.8%	7.8-7.8%
			Annual change in home prices	5.3%	(8.6)-39.9%
			Liquidation timeline (in years)	1.9	0.1-4.5
			Current value of underlying properties (3)	$738	$28-$4,000
Total	$774,852

	December 31, 2022
(Dollars in Thousands)	Fair Value (1)	Valuation Technique	Unobservable Input	Weighted Average (2)	Range

Purchased Non-Performing Loans	$546,675	Discounted cash flow	Discount rate	7.0%	6.3-10.0%
			Prepayment rate	8.9%	0.0-33.5%
			Default rate	3.7%	0.0-52.4%
			Loss severity	11.3%	0.0-100.0%

	$249,219	Liquidation model	Discount rate	7.8%	7.8-7.8%
			Annual change in home prices	6.9%	(5.4)-59.7%
			Liquidation timeline (in years)	1.9	0.1-4.5
			Current value of underlying properties (3)	$743	$28-$4,000
Total	$795,894

(1) Excludes approximately $515,000 and $215,000 of loans for which management considers the purchase price continues to reflect the fair value of such loans at March 31, 2023 and December 31, 2022, respectively.
(2) Amounts are weighted based on the fair value of the underlying loan.
(3) The simple average value of the properties underlying residential whole loans held at fair value valued via a liquidation model was approximately $455,000 and $457,000 as of March 31, 2023 and December 31, 2022, respectively.

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

	March 31, 2023
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average (1)	Range

Purchased Performing Loans	$5,196,080	Discounted cash flow	Discount rate	7.4%	6.2-19.1%
			Prepayment rate	8.9%	0.0-42.5%
			Default rate	0.8%	0.0-27.7%
			Loss severity	7.2%	0.0-20.4%

	$41,931	Liquidation model	Discount rate	7.8%	7.8-7.8%
			Annual change in home prices	2.3%	(3.6)-9.5%
			Liquidation timeline (in years)	1.9	0.8-4.2
			Current value of underlying properties	$1,238	$44-$2,850
Total	$5,238,011

	December 31, 2022
(Dollars in Thousands)	Fair Value	Valuation Technique	Unobservable Input	Weighted Average (1)	Range

Purchased Performing Loans	$4,857,587	Discounted cash flow	Discount rate	7.6%	5.6-22.7%
			Prepayment rate	7.9%	0.0-44.8%
			Default rate	0.8%	0.0-19.4%
			Loss severity	7.3%	0.0-100.0%

	$22,734	Liquidation model	Discount rate	7.8%	7.8%-7.8%
			Annual change in home prices	3.2%	(1.0)%-10.7%
			Liquidation timeline (in years)	1.9	0.8-4.2
			Current value of underlying properties	$1,319	$50-$2,850
Total	$4,880,321

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

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

The following table presents the carrying values and estimated fair values of the Company’s financial instruments at March 31, 2023 and December 31, 2022:

	March 31, 2023	March 31, 2023		December 31, 2022
	Level in Fair Value Hierarchy	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(In Thousands)
Financial Assets:
Residential whole loans	3	$7,733,396	$7,699,538	$7,467,645	$7,397,421
Residential whole loans	2	60,854	60,854	51,094	51,094
Securities, at fair value	2	504,639	504,639	333,364	333,364
Cash and cash equivalents	1	362,452	362,452	334,183	334,183
Restricted cash	1	165,137	165,137	159,898	159,898
Financial Liabilities (1):
Financing agreements with non-mark-to-market collateral provisions	3	946,006	946,573	1,003,604	1,004,260
Financing agreements with mark-to-market collateral provisions	3	1,691,769	1,692,254	2,111,396	2,111,647
Financing agreements with mark-to-market collateral provisions	2	405,027	405,027	111,651	111,651
Securitized debt (2)	2	3,830,309	3,707,921	3,357,590	3,217,905
Convertible senior notes	2	228,207	216,190	227,845	211,015

(1)Carrying value of securitized debt, Convertible Senior Notes, Senior Notes and certain repurchase agreements is net of associated debt issuance costs.
(2)Includes securitized debt that is carried at amortized cost basis and fair value.

Other Assets Measured at Fair Value on a Nonrecurring Basis

The Company holds REO at the lower of the current carrying amount or fair value less estimated selling costs. During the three months ended March 31, 2023 and 2022, the Company recorded REO with an aggregate estimated fair value, less estimated cost to sell, of $20.9 million and $22.1 million, respectively, at the time of foreclosure. The Company classifies fair value measurements of REO as Level 3 in the fair value hierarchy.

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
MARCH 31, 2023
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

Loan Securitization Transactions

The following table summarizes the key details of the Company’s consolidated loan securitization transactions currently outstanding as of March 31, 2023 and December 31, 2022:

(Dollars in Thousands)	March 31, 2023		December 31, 2022
Aggregate unpaid principal balance of residential whole loans sold	$6,747,911		$6,079,749
Face amount of Senior Bonds issued by the VIE and purchased by third-party investors	$5,856,311		$5,333,090
Outstanding amount of Senior Bonds, at carrying value	$889,928	(1)	$922,220	(1)
Outstanding amount of Senior Bonds, at fair value	$2,940,381		$2,435,370
Outstanding amount of Senior Bonds, total	$3,830,309		$3,357,590
Weighted average fixed rate for Senior Bonds issued	2.96%	(2)	3.38%	(2)
Weighted average contractual maturity of Senior Bonds	37 years	(2)	38 years	(2)
Face amount of Senior Support Certificates received by the Company (3)	$857,176		$715,640
Cash received	$5,807,409		$5,286,305
(1)Net of $2.3 million and $2.9 million of deferred financing costs at March 31, 2023 and December 31, 2022, respectively.
(2)At March 31, 2023 and December 31, 2022, $2.4 billion and $1.9 million, respectively, of Senior Bonds sold in securitization transactions contained a contractual coupon step-up feature whereby the coupon increases by either 100, 200, or 300 basis points or more at defined dates ranging from 24 months, up to 48 months from issuance if the bond is not redeemed before such date.
(3)Provides credit support to the Senior Bonds sold to third-party investors in the securitization transactions.

During the three months ended March 31, 2023, the Company issued Senior Bonds with a current face of $523.2 million to third-party investors for proceeds of $521.1 million, before offering costs and accrued interest. The Senior Bonds issued by the Company during the three months ended March 31, 2023 are included in “Financing agreements, at fair value” (at carrying value) on the Company’s consolidated balance sheets (see Note 6).

As of March 31, 2023 and December 31, 2022, as a result of the transactions described above, securitized loans of approximately $4.6 billion and $4.0 billion are included in “Residential whole loans” and REO with a carrying value of approximately $34.2 million and $36.5 million are included in “Other assets” on the Company’s consolidated balance sheets, respectively. As of March 31, 2023 and December 31, 2022, the aggregate carrying value of Senior Bonds issued by consolidated VIEs was $3.8 billion and $3.4 billion, respectively.  These Senior Bonds are disclosed as “Securitized debt” and are included in Financing agreements on the Company’s consolidated balance sheets.  The holders of the securitized debt have no recourse to the general credit of the Company, but the Company does have the obligation, under certain circumstances, to repurchase assets from the VIE upon the breach of certain representations and warranties with respect to the residential whole loans sold to the VIE.  In the absence of such a breach, the Company has no obligation to provide any other explicit or implicit support to any VIE.

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
MARCH 31, 2023

Based on its evaluation of the factors discussed above, including its involvement in the purpose and design of the entity, the Company determined that it was required to consolidate each VIE created to facilitate the loan securitization transactions.

Residential Whole Loans and REO (including Residential Whole Loans and REO transferred to consolidated VIEs)

Included on the Company’s consolidated balance sheets as of March 31, 2023 and December 31, 2022 are a total of $7.8 billion and $7.5 billion, respectively, of residential whole loans. These assets, excluding certain loans originated and held by Lima One, and certain of the Company’s REO assets, are directly owned by certain trusts established by the Company to acquire the loans and entities established in connection with the Company’s loan securitization transactions. The Company has assessed that these entities are required to be consolidated (see Notes 3 and 5(a)).

15. Segment Reporting

At March 31, 2023, the Company’s reportable segments include (i) mortgage-related assets and (ii) Lima One. The Corporate column in the table below primarily consists of corporate cash and related interest income, investments in loan originators and related economics, general and administrative expenses not directly attributable to Lima One, interest expense on unsecured convertible senior notes (see Note 6), securitization issuance costs, and preferred stock dividends.

The following tables summarize segment financial information, which in total reconciles to the same data for the Company as a whole:

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended March 31, 2023
Interest Income	$84,819	$44,521	$2,865	$132,205
Interest Expense	57,077	31,804	3,955	92,836
Net Interest Income/(Expense)	$27,742	$12,717	$(1,090)	$39,369
Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	(300)	313	—	13
Net Interest Income/(Expense) after Reversal of Provision/(Provision) for Credit Losses	$27,442	$13,030	$(1,090)	$39,382

Net gain on residential whole loans measured at fair value through earnings	$95,509	$33,665	$—	$129,174
Impairment and other net gain on securities and other portfolio investments	2,931	—	—	2,931
Net gain on real estate owned	3,925	17	—	3,942
Net loss on derivatives used for risk management purposes	(16,322)	(4,886)	—	(21,208)
Net loss on securitized debt measured at fair value through earnings	(34,820)	(16,905)	—	(51,725)
Lima One - origination, servicing and other fee income	—	8,976	—	8,976
Other, net	2,207	371	594	3,172
Total Other Income, net	$53,430	$21,238	$594	$75,262

General and administrative expenses (including compensation)	$—	$12,535	$18,486	$31,021
Loan servicing, financing, and other related costs	4,719	218	4,602	9,539
Amortization of intangible assets	—	1,300	—	1,300
Net Income/(Loss)	$76,153	$20,215	$(23,584)	$72,784

Less Preferred Stock Dividend Requirement	$—	$—	$8,219	$8,219
Net Income/(Loss) Available to Common Stock and Participating Securities	$76,153	$20,215	$(31,803)	$64,565

MFA FINANCIAL, INC.
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2023

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended March 31, 2022
Interest Income	$88,822	$17,500	$27	$106,349
Interest Expense	33,009	6,356	3,931	43,296
Net Interest Income/(Expense)	$55,813	$11,144	$(3,904)	$63,053
Reversal of Provision/(Provision) for Credit Losses on Residential Whole Loans	3,516	(5)	—	3,511
Net Interest Income/(Expense) after Reversal of Provision/(Provision) for Credit Losses	$59,329	$11,139	$(3,904)	$66,564

Net loss on residential whole loans measured at fair value through earnings	$(253,127)	$(34,808)	$—	$(287,935)
Impairment and other net loss on securities and other portfolio investments	(2,921)	—	(780)	(3,701)
Net gain on real estate owned	8,735	(3)	—	8,732
Net gain on derivatives used for risk management purposes	86,235	7,866	—	94,101
Net gain on securitized debt measured at fair value through earnings	57,579	6,538	—	64,117
Lima One - origination, servicing and other fee income	—	14,494	—	14,494
Other, net	1,318	55	1,303	2,676
Total Other (Loss)/Income, net	$(102,181)	$(5,858)	$523	$(107,516)

General and administrative expenses (including compensation)	$—	$12,219	$16,034	$28,253
Loan servicing, financing, and other related costs	6,932	236	3,233	10,401
Amortization of intangible assets	—	3,300	—	3,300
Net Loss	$(49,784)	$(10,474)	$(22,648)	$(82,906)

Less Preferred Stock Dividend Requirement	$—	$—	$8,219	$8,219
Net Loss Available to Common Stock and Participating Securities	$(49,784)	$(10,474)	$(30,867)	$(91,125)

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
March 31, 2023
Total Assets	$6,061,481	$2,873,951	$376,175	$9,311,607

December 31, 2022
Total Assets	$6,065,557	$2,618,695	$428,153	$9,112,405

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
MARCH 31, 2023
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

The following discussion should be read in conjunction with our financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q as well as our Annual Report on Form 10-K for the year ended December 31, 2022.

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

These forward-looking statements include information about possible or assumed future results with respect to our business, financial condition, liquidity, results of operations, plans and objectives.  Among the important factors that could cause our actual results to differ materially from those projected in any forward-looking statements we make are: general economic developments and trends and the performance of the housing, real estate, mortgage finance, broader financial markets; inflation, increases in interest rates and changes in the market (i.e., fair) value of our residential whole loans, MBS, securitized debt and other assets, as well as changes in the value of our liabilities accounted for at fair value through earnings; the effectiveness of hedging transactions; changes in the prepayment rates on residential mortgage assets, an increase of which could result in a reduction of the yield on certain investments in our portfolio and could require us to reinvest the proceeds received by us as a result of such prepayments in investments with lower coupons, while a decrease in which could result in an increase in the interest rate duration of certain investments in our portfolio making their valuation more sensitive to changes in interest rates and could result in lower forecasted cash flows; credit risks underlying our assets, including changes in the default rates and management’s assumptions regarding default rates on the mortgage loans in our residential whole loan portfolio; our ability to borrow to finance our assets and the terms, including the cost, maturity and other terms, of any such borrowings; implementation of or changes in government regulations or programs affecting our business; our estimates regarding taxable income the actual amount of which is dependent on a number of factors, including, but not limited to, changes in the amount of interest income and financing costs, the method elected by us to accrete the market discount on residential whole loans and the extent of prepayments, realized losses and changes in the composition of our residential whole loan portfolios that may occur during the applicable tax period, including gain or loss on any MBS disposals and whole loan modifications, foreclosures and liquidations; the timing and amount of distributions to stockholders, which are declared and paid at the discretion of our Board and will depend on, among other things, our taxable income, our financial results and overall financial condition and liquidity, maintenance of our REIT qualification and such other factors as the Board deems relevant; our ability to maintain our qualification as a REIT for federal income tax purposes; our ability to maintain our exemption from registration under the Investment Company Act of 1940, as amended (or the Investment Company Act), including statements regarding the concept release issued by the SEC relating to interpretive issues under the Investment Company Act with respect to the status under the Investment Company Act of certain companies that are engaged in the business of acquiring mortgages and mortgage-related interests; our ability to continue growing our residential whole loan portfolio, which is dependent on, among other things, the supply of loans offered for sale in the market; targeted or expected returns on our investments in recently-originated mortgage loans, the performance of which is, similar to our other mortgage loan investments, subject to, among other things, differences in prepayment risk, credit risk and financing costs associated with such investments; risks associated with the ongoing operation of Lima One Holdings, LLC (including, without limitation, unanticipated expenditures relating to or liabilities arising from its operation (including, among other things, a failure to realize management’s assumptions regarding expected growth in business purpose loan (BPL) origination volumes and credit risks underlying BPLs, including changes in the default rates and management’s assumptions regarding default rates on the BPLs originated by Lima One)); expected returns on our investments in nonperforming residential whole loans (or NPLs), which are affected by, among other things, the length of time required to foreclose upon, sell, liquidate or otherwise reach a resolution of the property underlying the NPL, home price values, amounts advanced to carry the asset (e.g., taxes, insurance, maintenance expenses, etc. on the underlying property) and the amount ultimately realized upon resolution of the asset; risks associated with our investments in MSR-related assets, including servicing, regulatory and economic risks, risks associated with our investments in loan originators; risks associated with investing in real estate assets generally, including changes in business conditions and the general economy; and other risks, uncertainties and factors, including those described in the annual, quarterly and current reports that we file with the SEC.  All forward-looking statements are based on beliefs, assumptions and expectations of our future performance, taking into account all information currently available.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  New risks and uncertainties arise over time and it is not possible to predict those events or how they may affect us.  Except as required by law, we are not obligated to, and do not intend to, update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Business/General

We are a specialty finance company that invests in and finances residential mortgage assets. We invest, on a leveraged basis, in residential whole loans, residential mortgage securities and other real estate assets.  Through our wholly-owned subsidiary, Lima One, a leading nationwide originator and servicer of business purpose loans (or BPLs), we also originate and service business purpose loans for real estate investors. Our principal business objective is to deliver shareholder value through the generation of distributable income and through asset performance linked to residential mortgage credit fundamentals. We selectively invest in residential mortgage assets with a focus on credit analysis, projected prepayment rates, interest rate sensitivity and expected return.  We are an internally-managed real estate investment trust.

On April 4, 2022, we effected a one-for-four reverse stock split of our issued and outstanding shares of common stock (or the Reverse Stock Split). Accordingly, all share and per share data included in the consolidated financial statements and applicable disclosures have been adjusted retroactively to reflect the impact of the Reverse Stock Split. For all periods presented, all share and per share data have been adjusted on a retroactive basis to reflect the effect of the Reverse Stock Split.

At March 31, 2023, we had total assets of approximately $9.3 billion, of which $7.8 billion, or 84%, represented residential whole loans. Our residential whole loans include primarily: (i) loans to finance (or refinance) one-to-four family residential properties that are not considered to meet the definition of a “Qualified Mortgage” in accordance with guidelines adopted by the Consumer Financial Protection Bureau (or Non-QM loans), (ii) short-term business purpose loans collateralized by residential and multi-family properties made to non-occupant borrowers that intend to rehabilitate and sell the properties (or Transitional loans), (iii) business purpose loans to finance (or refinance) non-owner occupied one-to-four family residential properties that are rented to one or more tenants (or Single-family rental loans), (iv) loans on investor properties that conform to the standards for purchase by a federally chartered corporation, such as the Federal National Mortgage Association (“Fannie Mae”) or the Federal Home Loan Mortgage Corporation (“Freddie Mac”) (or Agency eligible investor loans), (v) previously originated loans secured by residential real estate that is generally owner occupied (or Seasoned performing loans) and (vi) loans on which a borrower was previously delinquent but has resumed repaying (re-performing loans or RPLs) and loans on which the borrower continues to be more than 60 days delinquent with respect to payment (non-performing loans or NPLs). In addition, at March 31, 2023, we had approximately $504.6 million in investments in securities, including Agency MBS, Term notes backed by MSR collateral, CRT securities and Non-Agency MBS. Our remaining investment-related assets, which represent approximately 3% of our total assets at March 31, 2023, were primarily comprised of REO, capital contributions made to loan origination partners, other interest-earning assets, and loan-related receivables.

The results of our business operations are affected by a number of factors, many of which are beyond our control, and primarily depend on, among other things, the level of our net interest income and the market value of our assets, liabilities and hedges that are accounted for at fair value through earnings, which is driven by numerous factors, including the supply and demand for residential mortgage assets in the marketplace, the terms and availability of adequate financing, general economic and real estate conditions (both on a national and local level), the impact of government actions in the real estate and mortgage sector, and the credit performance of our credit sensitive residential mortgage assets. Changes in these factors, or uncertainty in the market regarding the potential for changes in these factors, can result in significant changes in the value and/or performance of our investment portfolio. Further, our GAAP results may be impacted by market volatility, resulting in changes in market values of certain financial instruments for which changes in fair value are recorded in net income each period, including certain residential whole loans, securitized debt and interest rate swap agreements (or Swaps). Our net interest income varies primarily as a result of changes in interest rates, the slope of the yield curve (i.e., the differential between long-term and short-term interest rates), borrowing costs (i.e., our interest expense), the level of loan delinquencies, which may result in changes in the amount of non-accrual loans, and prepayment speeds, the behavior of which involves various risks and uncertainties. Interest rates and conditional prepayment rates (or CPRs) (which is an annualized measure of the amount of unscheduled principal prepayments on an asset as a percentage of the asset balance), vary according to the type of investment, conditions in the financial markets, competition and other factors, none of which can be predicted with any certainty. Our financial results are impacted by estimates of credit losses that are required to be recorded when loans that are not accounted for at fair value through net income are acquired or originated, as well as changes in these credit loss estimates that will be required to be made periodically.

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

Premiums arise when we acquire an MBS or loan at a price in excess of the aggregate principal balance of the mortgages securing the MBS (i.e., par value) or when we acquire residential whole loans at a price in excess of their aggregate principal balance. Conversely, discounts arise when we acquire an MBS or loan at a price below the aggregate principal balance of the mortgages securing the MBS or when we acquire residential whole loans at a price below their aggregate principal balance.  Accretable purchase discounts on these investments are accreted to interest income. Premiums paid to purchase loans are amortized against interest income over the life of the investment using the effective yield method, adjusted for actual prepayment activity. An increase in the prepayment rate, as measured by the CPR, will typically accelerate the amortization of purchase premiums, thereby reducing the interest income earned on these assets.

CPR levels are impacted by, among other things, conditions in the housing market, new regulations, government and private sector initiatives, interest rates, availability of credit to home borrowers, underwriting standards and the economy in general. In particular, CPR reflects the conditional prepayment rate, which measures voluntary prepayments of a loan, and the conditional default rate (or CDR) measures involuntary prepayments resulting from defaults. CPRs on our residential mortgage securities and whole loans may differ significantly. For the three months ended March 31, 2023, the average CPRs on certain of our loan portfolios were: 7.6% for Non-QM loans, 4.6% for Single-family rental loans, 4.5% for Purchased Credit Deteriorated loans, and 3.7% for Purchased Non-Performing loans. In addition, for the three months ended March 31, 2023, the repayment rate (which includes both voluntary and involuntary repayments of principal) was 39.9% for our Transitional loans.

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

Recent Market Conditions and Our Strategy

The first quarter of 2023 was again characterized by significant volatility in interest rates and credit spreads, which continued to provide challenges for fixed income investors. Further, the instability in the U.S domestic banking industry that unfolded during March, created additional uncertainties that investors and other market participants have arguably not experienced since the global financial crisis in 2008. MFA successfully weathered these challenges as we continued to prioritize liquidity and actively manage our investment portfolio, further building on the steps taken since the fourth quarter of 2021 and throughout 2022. We took advantage of favorable market conditions to complete three loan securitizations collateralized by $668 million of loans early in the quarter as interest rates declined and credit spreads tightened. These transactions generated fixed-rate, longer-term, non-recourse securitized debt to replace floating-rate, shorter-term, recourse financing. In addition, we increased our investment portfolio by 5.5% to $8.4 billion and maintained a $3.0 billion interest rate swap position to hedge exposure to higher interest rates. Declines in interest rates during the quarter resulted in higher mortgage loan valuations. Overall, despite a backdrop of interest rate volatility and credit spread widening, during the quarter, we were able to grow our GAAP book value by approximately 2% and Economic book value by approximately 3%. In addition we increased our already substantial unrestricted cash position by more than 8%. Further, the net interest spread (including the impact of swaps) on our investments for the first quarter was 174 basis points, exceeding 150 basis points for the third consecutive quarter.

First quarter 2023 portfolio activity and impact on financial results

At March 31, 2023, our residential mortgage asset portfolio, which includes residential whole loans and REO, and Securities, at fair value was approximately $8.4 billion compared to $8.0 billion at December 31, 2022.

The following table presents the activity for our residential mortgage asset portfolio for the three months ended March 31, 2023:

(In Millions)	December 31, 2022	Runoff (1)	Acquisitions (2)	Other (3)	March 31, 2023	Change
Residential whole loans and REO	$7,649	$(318)	$456	$128	$7,915	$266
Securities, at fair value	333	(5)	174	3	505	172
Totals	$7,982	$(323)	$630	$131	$8,420	$438

(1)    Primarily includes principal repayments and sales of REO.
(2)    Includes draws on previously originated Transitional loans.
(3)    Primarily includes changes in fair value and changes in the allowance for credit losses.

At March 31, 2023, our total recorded investment in residential whole loans and REO was $7.9 billion, or 94.0% of our residential mortgage asset portfolio. Of this amount, $6.6 billion are Purchased Performing Loans, $439.8 million are Purchased Credit Deteriorated Loans and $775.4 million are Purchased Non-performing Loans. Loan acquisition activity of $455.9 million for the three months ended March 31, 2023 included $364.3 million of business purpose loans (including draws on Transitional loans) and $91.7 million of Non-QM loans. For the three months ended March 31, 2023, we recognized approximately $119.5 million of residential whole loan interest income on our consolidated statements of operations, representing an effective yield of 5.68%, with Purchased Performing Loans generating an effective yield of 5.38%, Purchased Credit Deteriorated Loans generating an effective yield of 6.13% and Purchased Non-performing Loans generating an effective yield of 8.46%. All of our Purchased Non-performing Loans and certain of our Purchased Performing Loans are measured at fair value as a result of the election of the fair value option at acquisition. Included in earnings in Other income, net are net gains on these loans of $129.2 million for the three months ended March 31, 2023. At March 31, 2023 and December 31, 2022, we had REO with an aggregate carrying value of $121.2 million and $130.6 million, respectively, which is included in Other assets on our consolidated balance sheets.

At March 31, 2023, we held $504.6 million of Securities, at fair value, including $301.8 million of Agency MBS, $97.2 million of MSR-related assets, $80.8 million of CRT securities and $24.8 million of Non-Agency MBS. We opportunistically added $173.8 million of Agency MBS this quarter. The net yield on our Securities, at fair value was 8.76% for the three months ended March 31, 2023, compared to 30.33% for the three months ended December 31, 2022. The decrease in the net yield on our Securities, at fair value portfolio primarily reflects higher accretion income recognized in the immediately prior quarter due to the redemption of a term note backed by MSR collateral that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020.

For the three months ended March 31, 2023, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $13,000. The reversal of provision recorded in the first quarter primarily reflects run-off of loans held at carrying value, mostly offset by the impact of loan charge-offs. The total allowance for credit losses recorded on residential whole loans held at carrying value at March 31, 2023 was $33.1 million.

During the first quarter of 2023, we completed three securitizations collateralized by $668.2 million of unpaid principal balance (or UPB) of loans. This included $313.7 million of Non-QM loans, $203.9 million of Single-family rental loans, and $150.6 million of Transitional loans. These securitizations provided longer term, non-recourse, non-mark-to-market financing. During the quarter, interest rates fluctuated from month to month, but declined overall by 35 to 40 basis points across the yield curve, while credit spreads modestly widened. The net impact on the value of our investment portfolio resulted in net mark-to-market gains in our GAAP financial results. We continue to closely follow the actions of the Federal Reserve regarding the path and timing of changes in interest rates and the impact such rate changes would be expected to have on levels of inflation, the overall economic environment and our business.

Our GAAP book value per common share was $15.15 as of March 31, 2023. Book value per common share increased from $14.87 as of December 31, 2022. Economic book value per common share, a non-GAAP financial measure of our financial position that adjusts GAAP book value by the amount of unrealized mark-to-market gains or losses on our residential whole loans and securitized debt held at carrying value, was $16.02 as of March 31, 2023, an increase from $15.55 as of December 31, 2022. Increases in GAAP and Economic book value during the first quarter of 2023 primarily reflect increases in the fair value of our Residential whole loan portfolios due to interest rate declines during the quarter. For additional information regarding the calculation of Economic book value per share, including a reconciliation to GAAP book value per share, refer to “Reconciliation of GAAP and Non-GAAP Financial Measures” below.

Information About Our Assets

The table below presents certain information about our asset allocation at March 31, 2023:

ASSET ALLOCATION

(Dollars in Millions)	Purchased Performing Loans (1)		Purchased Credit Deteriorated Loans (2)		Purchased Non-Performing Loans		Securities, at fair value		Real Estate Owned		Other, net (3)	Total
Fair Value/Carrying Value	$6,579		$440		$775		$505		$121		$700	$9,120
Financing Agreements with Non-mark-to-market Collateral Provisions	(812)		(35)		(91)		—		(8)		—	(946)
Financing Agreements with Mark-to-market Collateral Provisions	(1,480)		(85)		(111)		(405)		(16)		—	(2,097)
Securitized Debt	(3,250)		(245)		(320)		—		(15)		—	(3,830)
Convertible Senior Notes	—		—		—		—		—		(228)	(228)
Net Equity Allocated	$1,037		$75		$253		$100		$82		$472	$2,019
Debt/Net Equity Ratio (4)	5.3	x	4.9	x	2.1	x	4.1	x	0.5	x		3.5	x

(1)Includes $3.5 billion of Non-QM loans, $1.5 billion of Transitional loans, $1.5 billion of Single-family rental loans, $79.4 million of Seasoned performing loans, and $60.9 million of Agency eligible investor loans. At March 31, 2023, the total fair value of these loans is estimated to be $6.5 billion.
(2)At March 31, 2023, the total fair value of these loans is estimated to be $465.3 million.
(3)Includes $362.5 million of cash and cash equivalents, $165.1 million of restricted cash, and $28.3 million of capital contributions made to loan origination partners, as well as other assets and other liabilities.
(4)Total Debt/Net Equity ratio represents the sum of borrowings under our financing agreements as a multiple of net equity allocated.

Residential Whole Loans

The following table presents the contractual maturities of our residential whole loan portfolios at March 31, 2023. Amounts presented do not reflect estimates of prepayments or scheduled amortization.

(In Thousands)	Purchased Performing Loans (1)	Purchased Credit Deteriorated Loans (2)	Purchased Non-Performing Loans
Amount due:
Within one year	$847,168	$620	$2,378
After one year:
Over one to five years	745,428	2,761	3,817
Over five years	4,998,667	457,299	769,172
Total due after one year	$5,744,095	$460,060	$772,989
Total residential whole loans	$6,591,263	$460,680	$775,367

(1)Excludes an allowance for credit losses of $12.2 million at March 31, 2023.
(2)Excludes an allowance for credit losses of $20.9 million at March 31, 2023.

The following table presents, at March 31, 2023, the dollar amount of certain of our residential whole loans, contractually maturing after one year, and indicates whether the loans have fixed interest rates or adjustable interest rates:

(In Thousands)	Purchased Performing Loans (1)(2)	Purchased Credit Deteriorated Loans (1)(2)	Purchased Non-Performing Loans (1)
Interest rates:
Fixed	$4,447,146	$390,253	$632,919
Adjustable	1,296,949	69,807	140,070
Total	$5,744,095	$460,060	$772,989

(1)Includes loans on which borrowers have defaulted and are not making payments of principal and/or interest as of March 31, 2023.
(2)Excludes an allowance for credit losses.

Securities, at Fair Value

The following table presents information with respect to our Securities, at fair value at March 31, 2023 and December 31, 2022:

(Dollars in Thousands)	March 31, 2023	December 31, 2022
Agency MBS
Face/Par	$299,508	$131,165
Fair Value	301,840	131,700
Amortized Cost	300,618	132,025
Weighted average yield	5.29%	N/A	(1)
Weighted average time to maturity	29.8 years	30.0 years

Term notes backed by MSR collateral
Face/Par	$105,000	$105,000
Fair Value	97,215	97,898
Amortized Cost	87,624	86,399
Weighted average yield (2)	15.54%	14.30%
Weighted average time to maturity	0.6 years	0.8 years

CRT Securities
Face/Par	$80,528	$80,791
Fair Value	80,755	79,214
Amortized Cost	70,239	70,438
Weighted average yield (2)	9.72%	9.96%
Weighted average time to maturity	18.8 years	19.0 years

Non-Agency MBS
Face/Par	$29,575	$29,858
Fair Value	24,830	24,552
Amortized Cost	24,393	24,552
Weighted average yield	5.90%	N/A	(1)
Weighted average time to maturity	28.5 years	28.8 years

(1)These securities were acquired at the end of the reporting period in 2022 and, therefore, no interest income was recorded with respect to these securities in 2022.
(2)Weighted average yield is annualized interest income divided by average amortized cost for Securities, at fair value held at March 31, 2023 and December 31, 2022.

Tax Considerations

Current period estimated taxable income

We estimate that for the three months ended March 31, 2023, our REIT taxable income was approximately $30.9 million.

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

Potential timing differences can arise with respect to the accretion of discount and amortization of premium into income as well as the recognition of gain or loss for tax purposes as compared to GAAP. For example: a) while our REIT uses fair value accounting for GAAP in some instances, it generally is not used for purposes of determining taxable income; b) impairments generally are not recognized by us for income tax purposes until the asset is written-off or sold; c) capital losses may only be recognized by us to the extent of its capital gains; capital losses in excess of capital gains generally are carried over by us for potential offset against future capital gains; and d) tax hedge gains and losses resulting from the termination of Swaps by us generally are amortized over the remaining term of the Swap.

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

Whether our investments are held by our REIT or one of its Taxable REIT Subsidiaries (TRS)

We estimate that for the three months ended March 31, 2023, our net TRS taxable loss will be $6.5 million. Net income or loss generated by our TRS subsidiaries is included in consolidated GAAP net income, but may not be included in REIT taxable income in the same period. REIT taxable income generally does not include taxable income of the TRS unless and until it is distributed to the REIT. For example, because our securitization transactions that are treated as a sale for tax purposes are undertaken by a domestic TRS, any gain or loss recognized on the sale is not included in our REIT taxable income until it is distributed by the TRS. Similarly, the income earned from loans, securities, REO and other investments held by our domestic TRS is excluded from REIT taxable income until it is distributed by the TRS. Net income of our foreign domiciled TRS subsidiaries is included in REIT taxable income as if distributed to the REIT in the taxable year it is earned by the foreign domiciled TRS. A TRS may carry forward its net taxable losses indefinitely as net operating losses to offset up to 80% of its taxable income in future years, but REIT taxable income generally does not include the net taxable loss of a TRS unless the TRS liquidates for tax purposes.

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

On October 19, 2022, a three-judge panel of the Fifth Circuit Court of Appeals issued an opinion in Community Financial Services Association of America, et al. v. Consumer Financial Protection Bureau, et al., concluding that the CFPB’s funding structure unconstitutionally violates the Appropriations Clause of the U.S. Constitution. As a result, the Court vacated the payday lending rule that was the subject of challenge. Although the Fifth Circuit’s decision applies only to the disputed regulation in that case, it may call into question the Bureau’s authority and other rules promulgated during CFPB’s self-funding structure. On February 27, 2023, the Supreme Court granted the government's petition to review the Fifth Circuit's decision in the Community Financial case. On March 23, 2023, the Second Circuit Court of Appeals declined to follow Community Financial, concluding in Consumer Financial Protection Bureau v. Law Offices of Crystal Moroney that CFPB’s funding structure is constitutional. It is unclear yet what impact these rulings may have on the mortgage lending markets but they may give rise to uncertainty, particularly in those markets in the Fifth Circuit. Any such uncertainty could adversely impact the cash flow on mortgage loans.

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

In response to the COVID-19 pandemic, wide-ranging legal protections for homeowners, including foreclosure moratoria and forbearance provisions, were enacted including through the Coronavirus Aid, Relief, and Economic Security Act (or CARES Act), which was signed into law on March 27, 2020. Availability for foreclosure and forbearance protections for borrowers with federally backed mortgage loans, regardless of delinquency status, were extended multiple times.

On September 1, 2020, the Centers for Disease Control and Prevention (or CDC) issued an order temporarily halting residential evictions to prevent the further spread of COVID-19, which was extended multiple times through October 3, 2021. Similarly, Fannie Mae and Freddie Mac imposed a moratorium on single-family real estate owned (REO) evictions, which was last extended through September 30, 2021. Many states and local jurisdictions also imposed eviction moratoriums or restrictions. On August 26, 2021, the U.S. Supreme Court declared the CDC’s eviction order unconstitutional and blocked its enforcement. However, the Supreme Court’s ruling does not prohibit similar restrictions in the future and does not impact state and local jurisdictions from issuing orders stopping or limiting evictions and foreclosures in response to COVID-19 or similar public health emergencies in their jurisdictions. Although residential eviction restrictions have largely expired, any such limitations in the future could adversely impact the cash flow on mortgage loans.

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

On June 28, 2021, the CFPB Issued a Final Rule amending Regulation X under the Real Estate Settlement Procedures Act to provide additional foreclosure protections to borrowers, such as barring certain new foreclosure filings until after December 31, 2021. These mortgage servicing rules and any similar regulations passed by CFPB in the future could adversely impact the cash flow on mortgage loans.

Results of Operations

Quarter Ended March 31, 2023 Compared to the Quarter Ended December 31, 2022

The following table summarizes the changes in our results of operations for the three months ended March 31, 2023 compared to the three months ended December 31, 2022.

	Three Months Ended
(In Thousands)	March 31, 2023	December 31, 2022	QoQ Change
Interest Income:
Residential whole loans	$119,510	$124,988	$(5,478)
Securities, at fair value	7,308	12,740	(5,432)
Other interest-earning assets	2,351	2,366	(15)
Cash and cash equivalent investments	3,036	2,783	253
Interest Income	$132,205	$142,877	$(10,672)

Interest Expense:
Asset-backed and other collateralized financing arrangements	$88,880	$83,277	$5,603
Other interest expense	3,956	3,949	7
Interest Expense	$92,836	$87,226	$5,610

Net Interest Income	$39,369	$55,651	$(16,282)

Provision for Credit Losses on Residential Whole Loans	$13	$1,540	$(1,527)
Net Interest Income after Provision for Credit Losses	$39,382	$57,191	$(17,809)

Other Income/(Loss), net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$129,174	$(68,828)	$198,002
Impairment and other net gain/(loss) on securities and other portfolio investments	2,931	(8,909)	11,840
Net gain on real estate owned	3,942	5,602	(1,660)
Net (loss)/gain on derivatives used for risk management purposes	(21,208)	1,458	(22,666)
Net (loss)/gain on securitized debt measured at fair value through earnings	(51,725)	43,091	(94,816)
Lima One - origination, servicing and other fee income	8,976	9,206	(230)
Other, net	$3,172	$1,945	$1,227
Other Income/(Loss), net	$75,262	$(16,435)	$91,697

Operating and Other Expense:
Compensation and benefits	$20,630	$17,049	$3,581
Other general and administrative expense	10,391	7,796	2,595
Loan servicing, financing and other related costs	9,539	7,901	1,638
Amortization of intangible assets	1,300	1,300	—
Operating and Other Expense	$41,860	$34,046	$7,814

Net Income	$72,784	$6,710	$66,074
Less Preferred Stock Dividend Requirement	$8,219	$8,219	$—
Net Income/(Loss) Available to Common Stock and Participating Securities	$64,565	$(1,509)	$66,074

Basic Earnings/(Loss) per Common Share	$0.63	$(0.02)	$0.65
Diluted Earnings/(Loss) per Common Share	$0.62	$(0.02)	$0.64

General

For the first quarter of 2023, we had a net income available to our common stock and participating securities of $64.6 million, or $0.63 per basic common share and $0.62 per diluted common share, compared to a net loss available to common stock and participating securities of ($1.5) million, or ($0.02) per basic and diluted common share, for the fourth quarter of 2022. The increase in net income available to common stock and participating securities in the current period primarily reflects higher Other income, which increased by $91.7 million to $75.3 million for the current period, compared to a net loss of $(16.4) million in the immediately prior quarter. The increase in Other income was primarily driven by mark-to-market gains in the current quarter on our residential whole loans that are measured at fair value through earnings, partially offset by net losses on securitized debt measured at fair value through earnings as well as on derivatives used for risk management purposes. This increase in Other income was partially offset by lower net interest income of $16.3 million and higher Operating and other expenses of $7.8 million. Net interest income declined as the prior quarter included the impact of the redemption of a term note backed by MSR collateral and the payoff of certain delinquent loans, increasing interest income for the prior period by $10.3 million. Interest expense for the current period was also $5.6 million higher, primarily due to the impact of higher interest rates on our financing arrangements. Operating and other expenses were higher in the current period as the prior period included lower compensation costs associated with finalization of annual incentive compensation, while the current period included higher payroll taxes associated with annual bonus payments that were made in January. In addition, the prior period included the benefit of a tax refund payment received by our TRS. Finally, current period expenses also included the impact of higher depreciation and other costs primarily related to furniture and fixtures and IT infrastructure at our corporate offices.

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

For the first quarter of 2023, our net interest spread and margin were 1.74% and 2.64%, respectively, compared to a net interest spread and margin of 2.21% and 3.04%, respectively, for the fourth quarter of 2022. Our net interest income declined by $16.3 million and was $39.4 million for the first quarter of 2023, compared to $55.7 million for the fourth quarter of 2022. For the first quarter of 2023, net interest income includes lower net interest income from our residential whole loan portfolio of $9.3 million compared to the fourth quarter of 2022, primarily due to an increase in financing rates on our financing agreement borrowings. The prior period also included the impact of recovery of non-accrued interest on payoff of certain delinquent loans. Net interest income for the first quarter of 2023 also includes lower net interest income from our Securities of approximately $7.2 million, primarily due to higher accretion income recognized in the immediately prior quarter due to the redemption of term notes backed by MSR collateral that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2023 and December 31, 2022. Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown. The yields and costs include premium amortization and purchase discount accretion, which are considered adjustments to interest rates.

	Three Months Ended March 31, 2023			Three Months Ended December 31, 2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,423,319	$119,510	5.68%	$8,894,057	$124,988	5.62%
Securities, at fair value (2)	333,808	7,308	8.76	167,995	12,740	30.33
Cash and cash equivalents (3)	469,353	3,036	2.59	534,404	2,783	2.08
Other interest-earning assets	59,241	2,351	15.87	69,325	2,366	13.65
Total interest-earning assets	9,285,721	132,205	5.69	9,665,781	142,877	5.91

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (4)	$3,145,555	$53,301	6.78%	$3,147,303	$48,088	5.98%
Securitized debt (5)	3,816,051	35,579	3.73	4,138,893	35,189	3.33
Convertible Senior Notes	227,969	3,956	6.94	227,611	3,949	6.94
Total interest-bearing liabilities	7,189,575	92,836	5.17	7,513,807	87,226	4.54
Net interest income/net interest rate spread (6)		39,369	0.52		55,651	1.37
Impact of net Swap carry (7)		21,817	1.22		16,193	0.84
Net interest rate spread (including the impact of Swaps)		$61,186	1.74%		$71,844	2.21%
Net interest-earning assets/net interest margin (8)	$2,096,146		2.64%	$2,151,974		3.04%

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
(2)For the quarter ended December 31, 2022, the net yield of 30.33% includes $7.8 million of accretion income recognized due to the redemption of term notes backed by MSR collateral that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020. Excluding this accretion, the yield reported would have been 11.87%.
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
(7)Reflects the impact of positive or negative swap carry. Positive swap carry results when income from the receive leg of a swap is greater than the expense on the pay leg. Negative swap carry results when income from the receive leg is less than the expense on the pay leg.
(8)Net interest margin reflects annualized net interest income (including net swap expense) divided by average interest-earning assets.

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

	Three Months Ended March 31, 2023
	Compared to
	Three Months Ended December 31, 2022
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$(6,779)	$1,301	$(5,478)
Securities, at fair value	7,374	(12,806)	(5,432)
Cash and cash equivalents	(368)	621	253
Other interest-earning assets	(370)	355	(15)
Total net change in income of interest-earning assets	$(143)	$(10,529)	$(10,672)

Interest-bearing liabilities:
Residential whole loan financing agreements	$(2,234)	$5,623	$3,389
Securities, at fair value repurchase agreements	2,003	(246)	1,757
REO financing agreements	9	58	67
Securitized debt	(3,106)	3,496	390
Convertible Senior Notes	7	—	7
Total net change in expense of interest-bearing liabilities	$(3,321)	$8,931	$5,610
Net change in net interest income	$3,178	$(19,460)	$(16,282)

The following table presents certain quarterly information regarding our net interest spread and net interest margin for the quarterly periods presented:

	Total Interest-Earning Assets and Interest- Bearing Liabilities
	Net Interest Spread (1)	Net Interest Margin (2)
Quarter Ended
March 31, 2023	1.74%	2.64%
December 31, 2022	2.21	3.04
September 30, 2022	1.64	2.43
June 30, 2022	1.37	2.13
March 31, 2022	1.96	2.63

(1)Reflects the difference between the yield on average interest-earning assets and average cost of funds (including net swap expense).
(2)Reflects annualized net interest income (including net swap expense) divided by average interest-earning assets.

The following table presents the components of the net interest spread earned on our Residential whole loans for the quarterly periods presented:

	Quarter Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022

Purchased Performing Loans
Net Yield (1)	5.38%	5.04%	4.75%	4.20%	4.18%
Cost of Funding (2)	3.95%	3.70%	3.60%	3.28%	2.74%
Net Interest Spread	1.43%	1.34%	1.15%	0.92%	1.44%

Purchased Credit Deteriorated Loans
Net Yield (1)	6.13%	6.59%	6.49%	6.85%	6.79%
Cost of Funding (2)	2.23%	2.13%	2.72%	3.17%	2.88%
Net Interest Spread	3.90%	4.46%	3.77%	3.68%	3.91%

Purchased Non-Performing Loans
Net Yield (1)	8.46%	11.15%	9.84%	9.40%	9.82%
Cost of Funding (2)	3.53%	3.01%	2.86%	3.34%	3.09%
Net Interest Spread	4.93%	8.14%	6.98%	6.06%	6.73%

Total Residential Whole Loans
Net Yield (1)	5.68%	5.62%	5.30%	4.85%	4.94%
Cost of Funding (2)	3.82%	3.56%	3.49%	3.28%	2.79%
Net Interest Spread	1.86%	2.06%	1.81%	1.57%	2.15%

(1)Reflects annualized interest income on Residential whole loans divided by average amortized cost of Residential whole loans. Excludes servicing costs.
(2)Reflects annualized interest expense divided by average balance of agreements with mark-to-market collateral provisions (repurchase agreements), agreements with non-mark-to-market collateral provisions, and securitized debt. Cost of funding shown in the table above for the quarterly periods ended March 31, 2023, December 31, 2022, September 30,2022, June 30, 2022 and March 31, 2022 include the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps. While we have not elected hedge accounting treatment for Swaps and, accordingly, net carry is not presented in interest expense in our consolidated statement of operations, we believe it is appropriate to allocate net carry to the cost of funding to reflect the economic impact of our Swaps on the funding costs shown in the table above. For the quarter ended March 31, 2023, this decreased the overall funding cost by 127 basis points for our Residential whole loans, 129 basis points for our Purchased Performing Loans, 171 basis points for our Purchased Credit Deteriorated Loans, and 77 basis points for our Purchased Non-Performing Loans. For the quarter ended

December 31, 2022, this decreased the overall funding cost by 89 basis points for our Residential whole loans, 87 basis points for our Purchased Performing Loans, 141 basis points for our Purchased Credit Deteriorated Loans, and 76 basis points for our Purchased Non-Performing Loans. For the quarter ended September 30, 2022, this decreased the overall funding cost by 20 basis points for our Residential whole loans, 19 basis points for our Purchased Performing Loans, 43 basis points for our Purchased Credit Deteriorated Loans, and 24 basis points for our Purchased Non-Performing Loans. For the quarter ended June 30, 2022, this increased the overall funding cost by 25 basis points for our Residential whole loans, 23 basis points for our Purchased Performing Loans, 43 basis points for our Purchased Credit Deteriorated Loans, and 29 basis points for our Purchased Non-Performing Loans. For the quarter ended March 31, 2022, this increased the overall funding cost by 35 basis points for our Residential whole loans, 33 basis points for our Purchased Performing Loans, 56 basis points for our Purchased Credit Deteriorated Loans, and 39 basis points for our Purchased Non-Performing Loans.

The following table presents the components of the net interest spread earned on our Securities for the quarterly periods presented:

	Securities, at fair value
Quarter Ended	Net Yield (1)(2)	Cost of Funding (3)	Net Interest Rate Spread
March 31, 2023	8.76%	4.52%	4.24%
December 31, 2022	30.33	5.47	24.86
September 30, 2022	11.06	3.94	7.12
June 30, 2022	10.09	2.54	7.55
March 31, 2022	10.13	1.72	8.41

(1)Reflects annualized interest income divided by average amortized cost.
(2)For the quarter ended December 31, 2022, the net yield of 30.33% includes $7.8 million of accretion income recognized in 2022 due to the redemption of term notes backed by MSR collateral that had been held at amortized cost basis below par due to impairment charges recorded in the first quarter of 2020. Excluding this accretion, the yield reported would have been 11.87%.
(3)Reflects annualized interest expense divided by average balance of repurchase agreements. Cost of funding shown in the table above for the quarterly period ended March 31, 2023 includes the impact of the net carry (the difference between swap interest income received and swap interest expense paid) on our Swaps that is allocated to the financing of our Securities, at fair value. For the quarter ended March 31, 2023, this decreased the overall funding cost by 104 basis points for our Securities, at fair value. Periods prior to the quarter ended March 31, 2023 were not impacted as there was no allocation of net swap carry to the financing of our Securities, at fair value for those periods.

Interest Income

Interest income on our residential whole loans for the first quarter of 2023 decreased by $5.5 million, or 4.4%, to $119.5 million, compared to $125.0 million for the fourth quarter of 2022. This decrease primarily reflects a $470.7 million decrease in the average balance of this portfolio to $8.4 billion for the first quarter of 2023 partially offset by an increase in the yield to 5.68% for the first quarter of 2023 from 5.62% for the fourth quarter of 2022.

Interest income on our Securities, at fair value portfolio for the first quarter of 2023 decreased by $5.4 million to $7.3 million from $12.7 million for the fourth quarter of 2022. This decrease primarily reflects a decrease in the net yield on our Securities, at fair value to 8.76% for the first quarter of 2023, compared to 30.33% for the fourth quarter of 2022, primarily due to the redemption of term notes backed by MSR collateral in the prior period. This was partially offset by an increase in the average amortized cost of the portfolio of $165.8 million, due to additional purchases of Agency MBS in the first quarter of 2023.

Interest Expense

Our interest expense for the first quarter of 2023 increased by $5.6 million, or 6.4%, to $92.8 million, from $87.2 million for the fourth quarter of 2022. This increase primarily reflects an increase in financing rates on our financing agreements, partially offset by a decrease in our average securitized debt and collateralized financing agreement borrowings to finance our residential mortgage asset portfolio.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the first quarter of 2023, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $13,000 compared to a reversal of provision of $1.5 million for the fourth quarter of 2022. The reversal recorded in the current period primarily reflects run-off of loans held at carrying value, mostly offset by charge-offs. The prior quarter reversal primarily reflects run-off of loans held at carrying value, partially offset by adjustments to lower future estimates of prepayment speeds given recent and expected future increases in interest rates.

Other Income/(Loss), net

For the first quarter of 2023, Other Income, net was $75.3 million, compared to Other Loss, net of $16.4 million for the fourth quarter of 2023.  The components of Other Income/(Loss), net for the first and fourth quarters of 2023 are summarized in the table below:

	Three Months Ended
(In Thousands)	March 31, 2023	December 31, 2022
Net gain/(loss) on residential whole loans measured at fair value through earnings	$129,174	$(68,828)
Impairment and other net gain/(loss) on securities and other portfolio investments	2,931	(8,909)
Net gain on real estate owned	3,942	5,602
Net (loss)/gain on derivatives used for risk management purposes	(21,208)	1,458
Net (loss)/gain on securitized debt measured at fair value through earnings	(51,725)	43,091
Lima One - origination, servicing and other fee income	8,976	9,206
Other, net	3,172	1,945
Other Income/(Loss), net	$75,262	$(16,435)

Operating and Other Expense

For the first quarter of 2023, we had compensation and benefits and other general and administrative expenses of $31.0 million, compared to $24.8 million for the fourth quarter of 2022. Compensation and benefits expense increased by $3.6 million to $20.6 million for the first quarter of 2023, compared to $17.0 million for the fourth quarter of 2022, as the prior quarter reflected lower incentive compensation expense in connection with the final determination of annual incentive awards. The first quarter of 2023 also included higher payroll taxes associated with annual bonus payments that were made in January. Our other general and administrative expenses increased by $2.6 million to $10.4 million for the first quarter of 2023, compared to $7.8 million for the fourth quarter of 2022. The prior period included the benefit of a tax refund payment received by our TRS, while the current period included the impact of higher depreciation and other costs primarily related to furniture and fixtures and IT infrastructure at our corporate offices.

Operating and Other Expense for the first quarter of 2023 also includes $9.5 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses increased compared to the prior quarter period by approximately $1.6 million, or 20.7%, primarily due to higher expenses recognized related to loan securitization activities, partially offset by lower servicing fees, diligence and other costs associated with acquiring loans and non-recoverable advances on our REO.

In addition, Other expenses for each of the first quarter of 2023 and the fourth quarter of 2022 also include $1.3 million of amortization related to intangible assets recognized as part of the purchase accounting for the Lima One acquisition.

Selected Financial Ratios

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)	Total Average Stockholders’ Equity to Total Average Assets (4)	Leverage Multiple (5)	Recourse Leverage Multiple (6)
March 31, 2023	2.79%	14.40%	0.56	21.81%	3.5	1.6
December 31, 2022	(0.02)	1.32	—	21.59	3.5	1.8
September 30, 2022	(0.66)	(2.57)	—	22.53	3.6	1.7
June 30, 2022	(1.14)	(4.35)	—	24.33	3.3	1.8
March 31, 2022	(0.97)	(3.33)	—	26.63	3.1	1.9

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

Three Month Period Ended March 31, 2023 Compared to the Three Month Period Ended March 31, 2022

The following table summarizes the changes in our results of operations for the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

	Three Months Ended
(In Thousands)	March 31, 2023	March 31, 2022	YoY Change
Interest Income:
Residential whole loans	$119,510	$99,466	$20,044
Securities, at fair value	7,308	5,275	2,033
Other interest-earning assets	2,351	1,506	845
Cash and cash equivalent investments	3,036	102	2,934
Interest Income	$132,205	$106,349	$25,856

Interest Expense:
Asset-backed and other collateralized financing arrangements	$88,880	$39,365	$49,515
Other interest expense	3,956	3,931	25
Interest Expense	$92,836	$43,296	$49,540

Net Interest Income	$39,369	$63,053	$(23,684)

Reversal of Provision for Credit Losses on Residential Whole Loans	$13	$3,511	$(3,498)
Net Interest Income after (Provision For)/Reversal of Provision for Credit Losses	$39,382	$66,564	$(27,182)

Other (Loss)/Income, net:
Net gain/(loss) on residential whole loans measured at fair value through earnings	$129,174	$(287,935)	$417,109
Impairment and other net gain/(loss) on securities and other portfolio investments	2,931	(3,701)	6,632
Net gain on real estate owned	3,942	8,732	(4,790)
Net (loss)/gain on derivatives used for risk management purposes	(21,208)	94,101	(115,309)
Net (loss)/gain on securitized debt measured at fair value through earnings	(51,725)	64,117	(115,842)
Lima One - origination, servicing and other fee income	8,976	14,494	(5,518)
Other, net	3,172	2,676	496
Other Income/(Loss), net	75,262	(107,516)	182,778

Operating and Other Expense:
Compensation and benefits	$20,630	$19,556	$1,074
Other general and administrative expense	10,391	8,697	1,694
Loan servicing, financing and other related costs	9,539	10,401	(862)
Amortization of intangible assets	1,300	3,300	(2,000)
Operating and Other Expense	$41,860	$41,954	$(94)

Net Income/(Loss)	$72,784	$(82,906)	$155,690
Less Preferred Stock Dividend Requirement	$8,219	$8,219	$—
Net Income/(Loss) Available to Common Stock and Participating Securities	$64,565	$(91,125)	$155,690

Basic Earnings/(Loss) per Common Share	$0.63	$(0.86)	$1.49
Diluted Earnings/(Loss) per Common Share	$0.62	$(0.86)	$1.48

General

For the three months ended March 31, 2023, we had a net income available to our common stock and participating securities of $64.6 million, or $0.63 per basic common share and $0.62 per diluted common share, compared to a net loss available to our common stock and participating securities of $(91.1) million, or $(0.86) per basic and diluted common share, for the three months ended March 31, 2022. The increase in net income available to common stock and participating securities primarily reflects higher Other income, which increased by $182.8 million to $75.3 million for the current quarter, compared to a net loss of $(107.5) million for the prior year period, as well as lower net interest income of $23.7 million. The increase in Other income was primarily driven by mark-to-market gains in the current period on our residential whole loans that are measured at fair value through earnings, partially offset by net losses on securitized debt measured at fair value through earnings as well as on derivatives used for risk management purposes. Higher Other income was partially offset by lower net interest income, which decreased by $23.7 million from the prior year quarter, primarily due to higher funding costs associated with our financing arrangements given the impact of significantly higher interest rates over the past twelve months.

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

For the three months ended March 31, 2023, our net interest spread and margin were 1.74% and 2.64%, respectively, compared to a net interest spread and margin of 1.96% and 2.63%, respectively, for the three months ended March 31, 2022. Our net interest income decreased by $23.7 million, or 37.6%, to $39.4 million for the three months ended March 31, 2023 compared to net interest income of $63.1 million for the three months ended March 31, 2022. For the three months ended March 31, 2023, net interest income includes lower net interest income from our residential whole loan portfolio of $26.5 million compared to the three months ended March 31, 2022, primarily due to an increase in the average balance of and rates paid on our financing agreement borrowings, partially offset by higher asset yields and higher amounts invested in the loan portfolio. Net interest income for the three months ended March 31, 2023 also includes lower net interest income from our Securities, at fair value portfolio of approximately $749,000 and approximately $3.8 million of additional interest income from cash and other interest earning assets compared to the three months ended March 31, 2022.

Analysis of Net Interest Income

The following table sets forth certain information about the average balances of our assets and liabilities and their related yields and costs for the three months ended March 31, 2023 and 2022.  Average yields are derived by dividing annualized interest income by the average amortized cost of the related assets, and average costs are derived by dividing annualized interest expense by the daily average balance of the related liabilities, for the periods shown.  The yields and costs include premium amortization and purchase discount accretion which are considered adjustments to interest rates.

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest	Average Yield/Cost	Average Balance	Interest	Average Yield/Cost
(Dollars in Thousands)
Assets:
Interest-earning assets (1):
Residential whole loans	$8,423,319	$119,510	5.68%	$8,047,777	$99,466	4.94%
Securities, at fair value	333,808	7,308	8.76	208,312	5,275	10.13
Cash and cash equivalents (2)	469,353	3,036	2.59	443,339	102	0.09
Other interest-earning assets	59,241	2,351	15.87	61,447	1,506	9.80
Total interest-earning assets	9,285,721	132,205	5.69	8,760,875	106,349	4.86

Liabilities:
Interest-bearing liabilities:
Collateralized financing agreements (3)	$3,145,555	$53,301	6.78%	$3,919,686	$24,416	2.49%
Securitized debt (4)	3,816,051	35,579	3.73	2,582,548	14,949	2.32
Convertible Senior Notes	227,969	3,956	6.94	226,586	3,931	6.94
Total interest-bearing liabilities	7,189,575	92,836	5.17	6,728,820	43,296	2.57
Net interest income/net interest rate spread (5)		39,369	0.52		63,053	2.29
Impact of net Swap carry (6)		21,817	1.22		(5,528)	(0.33)
Net interest rate spread (including the impact of Swaps)		$61,186	1.74%		$57,525	1.96%
Net interest-earning assets/net interest margin (7)	$2,096,146		2.64%	$2,032,055		2.63%

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
(6)Reflects the impact of positive or negative swap carry. Positive swap carry results when income from the receive leg of a swap is greater than the expense on the pay leg. Negative swap carry results when income from the receive leg is less than the expense on the pay leg.
(7)Net interest margin reflects annualized net interest income (including net swap carry) divided by average interest-earning assets.

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

	Three Months Ended March 31, 2023
	Compared to
	Three Months Ended March 31, 2022
	Increase/(Decrease) due to		Total Net Change in Interest Income/Expense
(In Thousands)	Volume	Rate
Interest-earning assets:
Residential whole loans	$4,761	$15,283	$20,044
Securities, at fair value	2,826	(793)	2,033
Cash and cash equivalents	6	2,928	2,934
Other interest-earning assets	(56)	901	845
Total net change in income of interest-earning assets	$7,537	$18,319	$25,856

Interest-bearing liabilities:
Residential whole loan financing agreements	$(6,575)	$32,399	$25,824
Securities, at fair value repurchase agreements	720	2,062	2,782
REO financing agreements	15	264	279
Securitized debt	9,078	11,552	20,630
Convertible Senior Notes and Senior Notes	25	—	25
Total net change in expense of interest-bearing liabilities	$3,263	$46,277	$49,540
Net change in net interest income	$4,274	$(27,958)	$(23,684)

Interest Income

Interest income on our residential whole loans for the three months ended March 31, 2023 increased by $20.0 million, or 20.2%, to $119.5 million, compared to $99.5 million for the three months ended March 31, 2022. This increase primarily reflects an increase in the yield to 5.68% for the three months ended March 31, 2023 from 4.94% for the three months ended March 31, 2022 and a $375.5 million increase in the average balance of this portfolio to $8.4 billion for the three months ended March 31, 2023 from $8.0 billion for the three months ended March 31, 2022.

Interest income on our Securities, at fair value portfolio for the three months ended March 31, 2023 increased by $2.0 million to $7.3 million from $5.3 million for the three months ended March 31, 2022. This increase primarily reflects an increase in the average amortized cost of the portfolio of $125.5 million due to purchases of Agency MBS, partially offset by a decrease in the net yield on our Securities, at fair value portfolio to 8.76% for the three months ended March 31, 2023, compared to 10.13% for the three months ended March 31, 2022.

Interest Expense

Our interest expense for the three months ended March 31, 2023 increased by $49.5 million, or 114.4%, to $92.8 million, from $43.3 million for the three months ended March 31, 2022.  This increase primarily reflects an increase in financing rates on our financing agreements and higher overall average balances of our financing agreements.

Provision for Credit Losses on Residential Whole Loans Held at Carrying Value

For the three months ended March 31, 2023, we recorded a reversal of provision for credit losses on residential whole loans held at carrying value of $13,000 compared to a reversal of provision of $3.5 million for the three months ended March 31, 2022. The reversal recorded in the current period primarily reflects run-off of loans held at carrying value, mostly offset by charge-offs. The prior period reversal primarily reflects run-off of loans held at carrying value and adjustments to certain economic and loan prepayment speeds used in our credit loss forecasts.

Other Income/(Loss), net

For the three months ended March 31, 2023, Other Income, net was $75.3 million, compared to Other Loss, net of $107.5 million for the three months ended March 31, 2022.  The components of Other Income/ (Loss), net for the three months ended March 31, 2023 and 2022 are summarized in the table below:

	Three Months Ended March 31,
(In Thousands)	2023	2022
Net gain/(loss) on residential whole loans measured at fair value through earnings	$129,174	$(287,935)
Impairment and other net gain/(loss) on securities and other portfolio investments	2,931	(3,701)
Net gain on real estate owned	3,942	8,732
Net (loss)/gain on derivatives used for risk management purposes	(21,208)	94,101
Net (loss)/gain on securitized debt measured at fair value through earnings	(51,725)	64,117
Lima One - origination, servicing and other fee income	8,976	14,494
Other, net	3,172	2,676
Other Income/(Loss), net	$75,262	$(107,516)

Operating and Other Expense

During the three months ended March 31, 2023, we had compensation and benefits and other general and administrative expenses of $31.0 million, compared to $28.3 million for the three months ended March 31, 2022.  Compensation and benefits expense increased $1.1 million to $20.6 million for the three months ended March 31, 2023, compared to $19.6 million for the three months ended March 31, 2022, primarily reflecting higher salary expense and an increase in long-term incentive compensation, partially offset by lower sales commission expense at Lima One, consistent with lower origination volumes in the current period. Our other general and administrative expenses increased by $1.7 million to $10.4 million for the three months ended March 31, 2023, compared to $8.7 million for the three months ended March 31, 2022, primarily reflecting the impact of higher depreciation and other costs in the current period primarily related to furniture and fixtures and IT infrastructure at our corporate offices, and higher costs associated with deferred compensation to Directors in the current period, which were impacted by changes in our stock price, partially offset by lower professional service costs.

Operating and Other Expense during the three months ended March 31, 2023 also includes $9.5 million of loan servicing and other related operating expenses related to our residential whole loan activities. These expenses decreased compared to the prior year period by approximately $862,000, or 8.3%. Lower servicing fees, diligence and other costs associated with acquiring loans and non-recoverable advances on our REO portfolio, were partially offset by higher expenses recognized related to loan securitization activities.

In addition, Other expenses for the three months ended March 31, 2023 and 2022 also includes $1.3 million and $3.3 million, respectively, of amortization related to intangible assets recognized as part of the purchase accounting for the Lima One acquisition.

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

The following table provides a reconciliation of our GAAP net (loss)/income used in the calculation of basic EPS to our non-GAAP Distributable earnings for the quarterly periods below:

	Quarter Ended
(In Thousands, Except Per Share Amounts)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
GAAP Net income/(loss) used in the calculation of basic EPS	$64,407	$(1,647)	$(63,410)	$(108,760)	$(91,266)

Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	(129,174)	68,828	291,818	218,181	287,935
Securities held at fair value	(2,931)	383	(1,549)	1,459	2,934
Interest rate swaps	40,747	12,725	(108,917)	(31,767)	(80,753)
Securitized debt held at fair value	48,846	(44,988)	(100,767)	(84,348)	(62,855)
Investments in loan origination partners	—	8,526	2,031	39,162	780
Expense items:
Amortization of intangible assets	1,300	1,300	1,300	3,300	3,300
Equity based compensation	3,020	2,480	2,673	3,540	2,645
Securitization-related transaction costs	4,602	1,744	5,014	6,399	3,233
Total adjustments	(33,590)	50,998	91,603	155,926	157,219
Distributable earnings	$30,817	$49,351	$28,193	$47,166	$65,953

GAAP earnings/(loss) per basic common share	$0.63	$(0.02)	$(0.62)	$(1.06)	$(0.86)
Distributable earnings per basic common share	$0.30	$0.48	$0.28	$0.46	$0.62
Weighted average common shares for basic earnings per share	101,900	101,800	101,795	102,515	106,568

Selected Financial Ratios (using Distributable earnings)

The following table presents information regarding certain of our financial ratios at or for the dates presented:

At or for the Quarter Ended	Return on Average Total Assets (1)	Return on Average Total Stockholders’ Equity (2)	Dividend Payout Ratio (3)
March 31, 2023	1.33%	7.73%	1.17
December 31, 2022	2.10	11.34	0.73
September 30, 2022	1.19	6.79	1.57
June 30, 2022	1.99	9.60	0.96
March 31, 2022	2.82	11.90	0.71

(1)Reflects annualized Distributable earnings divided by average total assets.
(2)Reflects annualized Distributable earnings before preferred dividends divided by average total stockholders’ equity.
(3)Reflects dividends declared per share of common stock divided by Distributable earnings per share.

Segment Reporting (using Distributable earnings)

The following table presents our non-GAAP Distributable earnings by segment for the quarterly period below:

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended March 31, 2023
GAAP Net income/(loss) used in the calculation of basic EPS	$76,153	$20,215	$(31,961)	$64,407

Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	(95,509)	(33,665)	—	(129,174)
Securities held at fair value	(2,931)	—	—	(2,931)
Interest rate swaps	30,870	9,877	—	40,747
Securitized debt held at fair value	32,580	16,266	—	48,846
Expense items:
Amortization of intangible assets	—	1,300	—	1,300
Equity based compensation	—	127	2,893	3,020
Securitization-related transaction costs	—	—	4,602	4,602
Total adjustments	$(34,990)	$(6,095)	$7,495	$(33,590)
Distributable earnings	$41,163	$14,120	$(24,466)	$30,817

(Dollars in Thousands)	Mortgage-Related Assets	Lima One	Corporate	Total
Three months ended December 31, 2022
GAAP Net income/(loss) used in the calculation of basic EPS	$2,789	$25,893	$(30,329)	$(1,647)

Adjustments:
Unrealized and realized gains and losses on:
Residential whole loans held at fair value	72,805	(3,977)	—	68,828
Securities held at fair value	383	—	—	383
Interest rate swaps	10,202	2,523	—	12,725
Securitized debt held at fair value	(30,453)	(14,535)	—	(44,988)
Investments in loan origination partners	—	—	8,526	8,526
Expense items:
Amortization of intangible assets	—	1,300	—	1,300
Equity based compensation	—	53	2,427	2,480
Securitization-related transaction costs	—	—	1,744	1,744
Total adjustments	$52,937	$(14,636)	$12,697	$50,998
Distributable earnings	$55,726	$11,257	$(17,632)	$49,351

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

The following table provides a reconciliation of our GAAP book value per common share to our non-GAAP Economic book value per common share as of the quarterly periods below:

	Quarter Ended:
(In Millions, Except Per Share Amounts)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
GAAP Total Stockholders’ Equity	$2,018.6	$1,988.8	$2,033.9	$2,146.4	$2,349.0
Preferred Stock, liquidation preference	(475.0)	(475.0)	(475.0)	(475.0)	(475.0)
GAAP Stockholders’ Equity for book value per common share	1,543.6	1,513.8	1,558.9	1,671.4	1,874.0
Adjustments:
Fair value adjustment to Residential whole loans, at carrying value	(33.9)	(70.2)	(58.2)	9.5	54.0
Fair value adjustment to Securitized debt, at carrying value	122.4	139.7	109.6	75.4	47.7

Stockholders’ Equity including fair value adjustments to Residential whole loans and Securitized debt held at carrying value (Economic book value)	$1,632.1	$1,583.3	$1,610.3	$1,756.3	$1,975.7

GAAP book value per common share	$15.15	$14.87	$15.31	$16.42	$17.84
Economic book value per common share	$16.02	$15.55	$15.82	$17.25	$18.81
Number of shares of common stock outstanding	101.9	101.8	101.8	101.8	105.0

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

We seek to employ a diverse capital raising strategy under which we may issue capital stock and other types of securities. To the extent we raise additional funds through capital market transactions, we currently anticipate using the net proceeds from such transactions to acquire additional residential mortgage-related assets, consistent with our investment policy, and for working capital, which may include, among other things, the repayment of our financing transactions. There can be no assurance, however, that we will be able to access the capital markets at any particular time or on any particular terms. We have available for issuance an unlimited amount (subject to the terms and limitations of our charter) of common stock, preferred stock, depository shares representing preferred stock, warrants, debt securities, rights and/or units pursuant to our universal shelf registration statement and, at March 31, 2023, we had approximately 2.0 million shares of common stock available for issuance pursuant to our DRSPP shelf registration statement. During the three months ended March 31, 2023, we issued 3,226 shares of common stock through our DRSPP, raising net proceeds of approximately $37,000.

During the three months ended March 31, 2023, we did not repurchase any share of common stock through the stock repurchase program. At March 31, 2023, approximately $202.5 million remained available under the current Board authorization for the purchase of common stock under our stock repurchase program.

In February 2023, our Board authorized a repurchase program for our 6.25% Convertible Senior Notes due 2024 (or the Convertible Senior Notes) pursuant to which we may repurchase up to $100 million of our Convertible Senior Notes. The convertible notes repurchase program does not require the purchase of any minimum amount of Convertible Senior Notes. The timing and extent to which we repurchase our Convertible Senior Notes will depend upon, among other things, market conditions, share price, liquidity, regulatory requirements and other factors, and repurchases may be commenced or suspended at any time without prior notice.

Financing Agreements

Our borrowings under financing agreements include a combination of shorter term and longer arrangements. Certain of these arrangements are collateralized directly by our residential mortgage investments or otherwise have recourse to us, while securitized debt financing is non-recourse financing. Further, certain of our financing agreements contain terms that allow the lender to make margin calls on us based on changes in the value of the underlying collateral securing the borrowing. As of March 31, 2023, we had $2.1 billion of total unpaid principal balance related to asset-backed financing agreements with mark-to-market collateral provisions and $5.0 billion of total unpaid principal balance related to asset-backed financing agreements that do not include mark-to-market collateral provisions. Repurchase agreements and other forms of collateralized financing are uncommitted and renewable at the discretion of our lenders, and, as such, our lenders could determine to reduce or terminate our access to future borrowings at virtually any time. The terms of the repurchase transaction borrowings under our master repurchase agreements, as such terms relate to repayment, margin requirements and the segregation of all securities that are the subject of repurchase transactions, generally conform to the terms contained in the standard master repurchase agreement published by the Securities Industry and Financial Markets Association (or SIFMA) or the global master repurchase agreement published by SIFMA and the International Capital Market Association. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions, which differ by lender, may include changes to the margin maintenance requirements, required haircuts (or the percentage amount by which the collateral value is contractually required to exceed the loan amount), purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default and setoff provisions. Other non-repurchase agreement financing arrangements also contain provisions governing collateral maintenance. At March 31, 2023, we had unused financing capacity of approximately $2.0 billion across our financing arrangements for all collateral types.

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

At March 31, 2023, we had a total of $3.6 billion of residential whole loans and securities and $13.7 million of restricted cash pledged to our financing counterparties. We expect that we will continue to pledge residential mortgage assets as part of certain of our ongoing financing arrangements. When the value of our residential mortgage assets pledged as collateral experiences rapid decreases, margin calls under our financing arrangements could materially increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties choose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or otherwise become available on possibly less advantageous terms. Further, when liquidity tightens, our counterparties to our short term arrangements with mark-to-market collateral provisions may increase their required collateral cushion (or margin) requirements on new financings, including financings that we roll with the same counterparty, thereby reducing our ability to use leverage. Access to financing may also be negatively impacted by ongoing volatility in financial markets, thereby potentially adversely impacting our current or future lenders’ ability or willingness to provide us with financing. In addition, there is no assurance that favorable market conditions will exist to permit us to consummate additional securitization transactions if we determine to seek that form of financing.

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

The table below presents certain information about our borrowings under asset-backed financing agreements and securitized debt:

	Asset-backed Financing Agreements			Securitized Debt
Quarter Ended (1)	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End	Quarterly Average Balance	End of Period Balance	Maximum Balance at Any Month-End
(In Thousands)
March 31, 2023	$3,145,555	$3,042,802	$3,189,587	$3,680,042	$3,830,309	$3,838,654
December 31, 2022	3,147,303	3,226,651	3,226,651	3,842,757	3,357,590	3,855,013
September 30, 2022	3,351,046	3,229,640	3,411,200	3,643,872	3,832,311	3,832,311
June 30, 2022	3,638,476	3,530,510	3,761,049	3,170,406	3,374,716	3,374,716
March 31, 2022	3,920,895	3,942,343	4,138,377	2,555,241	2,859,061	2,859,061

(1)The information presented in the table above excludes $230.0 million of Convertible Senior Notes issued in June 2019.

Cash Flows and Liquidity for the Three Months Ended March 31, 2023

Our cash, cash equivalents and restricted cash increased by $33.5 million during the three months ended March 31, 2023, reflecting:  $142.1 million used in our investing activities, $188.3 million provided by our financing activities and $12.7 million used in our operating activities.

At March 31, 2023, our debt-to-equity multiple was 3.5 times compared to 3.5 times at December 31, 2022. Our recourse leverage multiple at March 31, 2023 was 1.6 times compared to 1.8 times at December 31, 2022. At March 31, 2023, we had borrowings under asset-backed financing agreements of $3.0 billion, of which $2.6 billion were secured by residential whole loans, $405.0 million were secured by securities and $24.5 million were secured by REO. In addition, at March 31, 2023, we had securitized debt of $3.8 billion in connection with our loan securitization transactions. At December 31, 2022, we had borrowings under asset-backed financing agreements of $3.2 billion, of which $3.1 billion were secured by residential whole loans, $111.7 million were secured by securities and $25.5 million were secured by REO. In addition, at December 31, 2022, we had securitized debt of $3.4 billion in connection with our loan securitization transactions.

During the three months ended March 31, 2023, $142.1 million was used in our investing activities.  We utilized $459.0 million for acquisitions and origination of residential whole loans, loan related investments and capitalized advances and $305.9 million for acquisitions of securities. During the three months ended March 31, 2023, we received $321.6 million of principal payments on residential whole loans and loan related investments, $263.0 million of proceeds from the sale of residential whole loans, and $34.0 million of proceeds on sales of REO.  In addition, during the three months ended March 31, 2023, we received cash of $5.8 million of proceeds from prepayments and scheduled amortization on our securities.

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

The table below summarizes our margin activity with respect to our repurchase agreement financings and derivative hedging instruments for the quarterly periods presented:

	Collateral Pledged to Meet Margin Calls			Cash and Securities Received for Reverse Margin Calls	Net Assets Received/(Pledged) for Margin Activity
For the Quarter Ended (1)	Fair Value of Securities Pledged	Cash Pledged	Aggregate Assets Pledged For Margin Calls
(In Thousands)
March 31, 2023	$676	$2,965	$3,641	$6,529	$2,888
December 31, 2022	—	12,121	12,121	13,629	1,508
September 30, 2022	—	4,784	4,784	12,291	7,507
June 30, 2022	—	18,985	18,985	—	(18,985)
March 31, 2022	—	40,834	40,834	346	(40,488)

(1) Excludes variation margin payments on the Company’s cleared Swaps which are treated as a legal settlement of the exposure under the Swap contract.

We are subject to various financial covenants under our financing agreements, which include minimum liquidity and net worth requirements, net worth decline limitations and maximum debt-to-equity ratios. We were in compliance with all financial covenants as of March 31, 2023.

During the three months ended March 31, 2023, we paid $35.8 million for cash dividends on our common stock and dividend equivalents and paid cash dividends of $8.2 million on our preferred stock. On March 10, 2023, we declared our first quarter 2023 dividend on our common stock of $0.35 per share; on April 28, 2023, we paid this dividend, which totaled approximately $35.8 million, including dividend equivalents of approximately $86,000.

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

We estimate the duration of our Agency MBS using a third-party financial model, which takes into account key characteristics of securities, market data, and assumptions based on management’s view and observed empirical data.

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

The interest rates for certain of our investments and financing agreements are either explicitly or indirectly based on LIBOR. On March 5, 2021, the United Kingdom Financial Conduct Authority (or FCA), which regulates LIBOR, announced that all LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA’s announcement coincided with the March 5, 2021, announcement of LIBOR’s administrator, the ICE Benchmark Administration Limited (or IBA), indicating that, as a result of not having access to input data necessary to calculate LIBOR tenors relevant to us on a representative basis after June 30, 2023, IBA would have to cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023. On March 15, 2022, President Biden signed the Adjustable Interest

Rate (LIBOR) Act, which transitions certain contracts that use LIBOR to another benchmark once LIBOR is permanently discontinued after June 30, 2023. The Act provides, among other things, that an alternative benchmark based on the Secured Overnight Financing Rate (or SOFR) published by the New York Federal Reserve Bank will automatically apply after the LIBOR replacement date for any contract without provisions for selecting a replacement for LIBOR or identifying a person authorized to select a replacement after LIBOR is permanently discontinued. The Act also provides that if the SOFR-based replacement is selected, the selecting person responsible under the contract is not required to obtain the consent of anyone before implementing that replacement. The Act further creates a safe harbor by ensuring that the SOFR-based benchmark replacement is by law a commercially reasonable replacement for LIBOR, that the use of that benchmark replacement cannot be deemed a breach of a contract or an impairment of the right of any person to receive payment under that contract, and that no person can be liable for selecting or using that benchmark replacement. The Act further authorizes the Board of Governors of the Federal Reserve to promulgate regulations under the statute to designate specific SOFR-based rates that incorporate the statutory spread adjustments as replacement rates for covered LIBOR contracts. The Federal Reserve’s final rules provide for the following SOFR-based replacement rates: (i) SOFR compounded in arrears for derivatives, using the same methodology as under the International Swaps and Derivatives Association (or ISDA) protocol, (ii) CME Term SOFR for all covered cash products, except FHFA-regulated entity contracts and (iii) a 30-day compounded SOFR average for certain FHFA-regulated entity contracts. We have made substantial progress, and continue to work, with the Trustee companies and/or other entities that are involved in calculating the interest rates for our residential mortgage securities and securitized debt, our loan servicers for our hybrid and floating rate loans, and with the various counterparties to our financing transactions in order to implement the changes required to be made to existing agreements for these transactions in response to the impending termination of the use of LIBOR and to evaluate any impact of the federal legislation, and the Federal Reserve’s rules on our transition away from LIBOR. Furthermore, our transaction processing systems are already processing, or have been tested and are capable of processing, SOFR-based instruments.
Shock Table

The information presented in the following “Shock Table” projects the potential impact of sudden parallel changes in interest rates on our net interest income and portfolio value, including the impact of Swaps and securitized debt and other fixed rate debt, based on the assets in our investment portfolio at March 31, 2023. All changes in income and value are measured as the percentage change from the projected net interest income and portfolio value under the base interest rate scenario at March 31, 2023.

Change in Interest Rates	Change in Estimated Net Portfolio Value (1)(2)	Percentage Change in Net Interest Income (3)	Percentage Change in Portfolio Value
(Dollars in Thousands)
+100 Basis Point Increase	$(121,799)	1.21%	(1.34)%
+ 50 Basis Point Increase	$(54,484)	0.56%	(0.60)%
Actual at March 31, 2023	$—	—%	—%
- 50 Basis Point Decrease	$41,654	(0.05)%	0.46%
-100 Basis Point Decrease	$70,478	(1.63)%	0.78%

(1)Assets in our portfolio include residential whole loans and REO, securities, other portfolio investments, goodwill, intangibles, receivables, and cash and cash equivalents and restricted cash.
(2)Change in estimated net portfolio value includes the effect of our Swaps, securitized debt, and other fixed-rate debt.
(3)Includes the impact of the net carry on our Swaps.

Certain assumptions have been made in connection with the calculation of the information set forth in the Shock Table and, as such, there can be no assurance that assumed events will occur or that other events will not occur that would affect the outcomes. The base interest rate scenario assumes interest rates at March 31, 2023. The analysis presented utilizes assumptions and estimates based on management’s judgment and experience.  Furthermore, while we generally expect to retain the majority of our assets and the associated interest rate risk to maturity, future purchases and sales of assets could materially change our interest rate risk profile. It should be specifically noted that the information set forth in the above table and all related disclosure constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Actual results could differ significantly from those estimated in the Shock Table above.

The Shock Table quantifies the potential changes in net interest income and portfolio value, which includes the value of our derivative and other hedging transactions (if any) and securitized and other fixed rate debt (which are carried at fair value), should interest rates immediately change (i.e., are shocked). The Shock Table presents the estimated impact of interest rates instantaneously rising 50 and 100 basis points, and falling 50 and 100 basis points. The cash flows associated with our portfolio for each rate shock are calculated based on assumptions, including, but not limited to, prepayment speeds, yield on replacement assets, the slope of the yield curve and composition of our portfolio. Assumptions made with respect to the interest rate sensitive liabilities include anticipated interest rates, collateral requirements as a percent of repurchase agreement financings, and the amounts and terms of borrowing. At March 31, 2023, we applied a floor of 0% for all anticipated interest rates included in our assumptions. Due to this floor, it is anticipated that any hypothetical interest rate shock decrease would have a limited positive impact on our funding costs; however, because prepayments speeds are unaffected by this floor, it is expected that any increase in our prepayment speeds (occurring as a result of any interest rate shock decrease or otherwise) could result in an acceleration of premium amortization on assets purchased at a premium and discount accretion on assets purchased at a discount and in the reinvestment of principal repayments in lower yielding assets. As a result, because the presence of this floor limits the positive impact of interest rate decrease on our funding costs, hypothetical interest rate shock decreases could cause a decline in the fair value of our financial instruments and our net interest income.

At March 31, 2023, the impact on portfolio value was approximated using estimated net effective duration (i.e., the price sensitivity to changes in interest rates), including the effect of securitized and other fixed rate debt, of 1.04 which is the weighted average of 3.58 for our Residential whole loans, 2.18 for our Securities investments, (2.74) for our derivative and other hedging transactions and securitized and other fixed rate debt, and 0.01 for our Other assets and cash and cash equivalents. Estimated convexity (i.e., the approximate change in duration relative to the change in interest rates) of the portfolio was (0.56), which is the weighted average of (0.61) for our Residential whole loans, zero for our derivative and other hedging transactions and securitized and other fixed rate debt, (0.79) for our Securities and zero for our Other assets and cash and cash equivalents. The impact on our net interest income is driven mainly by the difference between portfolio yield and cost of funding of our repurchase agreements.  Our asset/liability structure is generally such that an increase in interest rates would be expected to result in a decrease in net interest income, as our borrowings are generally shorter in term than our interest-earning assets. When interest rates are shocked, prepayment assumptions are adjusted based on management’s expectations along with the results from the prepayment model.

Credit Risk

Although we do not believe we are exposed to credit risk in our Agency MBS portfolio, we are exposed to credit risk through our credit sensitive residential mortgage investments, in particular residential whole loans and certain of our securities investments.

Our exposure to credit risk from our credit sensitive investments is discussed in more detail below:

Residential Whole Loans

We are exposed to credit risk from our investments in residential whole loans. Credit risk on Purchased Performing Loans is mitigated through our process to underwrite the loan before it is acquired and/or originated and includes an assessment of the borrower’s financial condition and ability to repay the loan, nature of the collateral and relatively low LTV, including after-repair LTV for the majority of our Transitional loans. Given the extent of home price appreciation that has occurred since the majority of our Purchased Performing Loans were acquired or originated, we estimate that current LTV’s have decreased significantly, further mitigating the risk of material credit losses on this portfolio.

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

The following table presents certain information about our Residential whole loans at March 31, 2023:

	Purchased Performing Loans		Purchased Credit Deteriorated Loans		Purchased Non-Performing Loans
	Loans with an LTV:		Loans with an LTV:		Loans with an LTV:
(Dollars in Thousands)	80% or Below	Above 80%	80% or Below	Above 80%	80% or Below	Above 80%	Total
Amortized cost	$6,811,486	$224,697	$372,518	$88,162	$538,568	$150,325	$8,185,756
Unpaid principal balance (UPB)	$6,701,301	$220,679	$425,092	$118,502	$615,278	$242,110	$8,322,962
Weighted average coupon (1)	6.0%	5.5%	4.7%	4.6%	5.1%	5.0%	5.8%
Weighted average term to maturity (months)	263	340	264	313	258	319	267
Weighted average LTV (2)	64.7%	86.3%	51.1%	105.1%	50.8%	109.7%	65.4%
Loans 90+ days delinquent (UPB)	$156,358	$9,297	$57,366	$28,843	$183,143	$105,732	$540,739
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
(2)LTV represents the ratio of the total unpaid principal balance of the loan to the estimated value of the collateral securing the related loan as of the most recent date available, which may be the origination date. For Transitional loans, the LTV presented is the ratio of the maximum unpaid principal balance of the loan, including unfunded commitments, to the estimated “after repaired” value of the collateral securing the related loan, where available. For certain Transitional loans, totaling $223.0 million, an after repaired valuation was not obtained and the loan was underwritten based on an “as is” valuation. The LTV of these loans based on the current unpaid principal balance and the valuation obtained during underwriting, is 69%. Excluded from the calculation of weighted average LTV are certain low value loans secured by vacant lots for which the LTV ratio is not meaningful.

The following table presents the five largest geographic concentrations by state of our residential whole loan portfolio at March 31, 2023:

Property Location	Percent of Interest-Bearing Unpaid Principal Balance
California	30.9%
Florida	12.4%
Texas	6.1%
Georgia	4.7%
New York	4.7%

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

Term Notes Backed by MSR Collateral

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

We pledge residential mortgage assets and cash to secure our financing agreements. Our financing agreements with mark-to-market collateral provisions require us to pledge additional collateral in the event the market value of the assets pledged decreases, in order to maintain the lenders contractually specified collateral cushion, which is measured as the difference between the loan amount and the market value of the asset pledged as collateral. Should the value of our residential mortgage assets pledged as collateral suddenly decrease, margin calls under our repurchase agreements would likely increase, causing an adverse change in our liquidity position. Additionally, if one or more of our financing counterparties chose not to provide ongoing funding, our ability to finance our long-maturity assets would decline or be available on possibly less advantageous terms. Further, when liquidity tightens, our repurchase agreement counterparties may increase our collateral cushion (or margin) requirements on new financings, including repurchase agreement borrowings that we roll with the same counterparty, reducing our ability to use leverage.

At March 31, 2023, we had access to various sources of liquidity, including $362.5 million of cash and cash equivalents. Our sources of liquidity do not include restricted cash. In addition, at March 31, 2023, we had $43.2 million of unencumbered residential whole loans.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, management reviewed and evaluated the Company’s disclosure controls and procedures.  The evaluation was performed under the direction of the Company’s Chief Executive Officer and Chief Financial Officer to determine the effectiveness, as of March 31, 2023, of the design and operation of the Company’s disclosure controls and procedures.  Based on that review and evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s current disclosure controls and procedures, as designed and implemented, were effective as of March 31, 2023. Notwithstanding the foregoing, a control system, no matter how well designed, implemented and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s current periodic reports.
(b) Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There are no material pending legal proceedings to which we are a party or any of our assets are subject.

Item 1A. Risk Factors

For a discussion of the Company’s risk factors, see Part 1, Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). There are no material changes from the risk factors set forth in the 2022 Form 10-K. However, the risks and uncertainties that the Company faces are not limited to those set forth in the 2022 Form 10-K. Additional risks and uncertainties not currently known to the Company (or that it currently believes to be immaterial) may also adversely affect the Company’s business and the trading price of our securities.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

On March 11, 2022, our Board authorized a stock repurchase program under which we may repurchase up to $250 million of our common stock through the end of 2023. The Board’s authorization superseded and replaced the authorization under a prior stock repurchase program that had been adopted in November 2020, which had also authorized us to repurchase up to $250 million.

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

At March 31, 2023, approximately $202.5 million remained available under the current authorization for the purchase of our common stock under the stock repurchase program.

We engaged in no share repurchase activity during the first quarter of 2023 pursuant to the stock repurchase program. The Company did, however, withhold shares (under the terms of grants under our Equity Compensation Plan (or Equity Plan)) to satisfy tax and payroll withholding obligations resulting from the vesting and settlement of restricted stock awards and/or restricted stock units (RSUs); these shares withheld pursuant to our Equity Plan are considered to be “purchases” by us but are not part of the stock repurchase program. The following table presents information with respect to (i) such withheld shares and (ii) eligible shares remaining for repurchase under the stock repurchase program.

Month	Total Number of Shares Purchased	Weighted Average Price Paid Per Share (1)	Total Number of Shares Repurchased as Part of Publicly Announced Repurchase Program or Employee Plan	Approximate Dollar Value that May Yet be Purchased Under the Repurchase Program or Employee Plan

January 1-31, 2023:
Shares Repurchased	—	—	—	$202,521,271
Employee Transactions (2)	58,505	$10.25	N/A	N/A
February 1-28, 2023:
Shares Repurchased	—	—	—	$202,521,271
March 1-31, 2023:
Shares Repurchased	—	—	—	$202,521,271
Total Shares Repurchased	—	—	—	$202,521,271
Total Employee Transactions (2)	58,505	$10.25	N/A	N/A

(1) Includes brokerage commissions.
(2) The value of shares surrendered upon the settlement of RSUs is based on the closing price per share of our common stock on the date such settlement occurs.

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

Exhibit	Description

3.1	Amended and Restated Bylaws of the Company (as amended and restated through April 18, 2023) (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 8-K, dated April 21, 2023 (Commission File No. 1-13991)).

31.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
Interactive Data Files pursuant to Rule 405 of Regulation S-T formatted in iXBRL (Inline Extensible Business Reporting Language): (i) our Consolidated Balance Sheets as of March 31, 2023 (Unaudited) and December 31, 2022; (ii) our Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2023 and 2022; (iii) our Consolidated Statements of Comprehensive Income / (Loss) (Unaudited) for the three months ended March 31, 2023 and 2022; (iv) Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the three months ended March 31, 2023 and 2022; (v) our Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2023 and 2022; and (vi) the notes to our Unaudited Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 4, 2023	MFA FINANCIAL, INC.
(Registrant)

	By:	/s/ Stephen D. Yarad
Stephen D. Yarad
Chief Financial Officer